Form 10-Q
period 1998-02-28
FDX CORP
filed 1998-04-10
CIK 1048911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


(Mark One)


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1998, OR


 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.


                         COMMISSION FILE NUMBER:  333-39483


                                  FDX CORPORATION
               (Exact name of registrant as specified in its charter)


                Delaware                               62-1721435
        (State of incorporation)                    (I.R.S. Employer
                                                   Identification No.)
         2005 Corporate Avenue
           Memphis, Tennessee                             38132
         (Address of principal                         (Zip Code)
           executive offices)

                                   (901) 369-3600
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                Outstanding Shares at March 31, 1998
Common Stock, par value $.10 per share                 147,134,098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FDX CORPORATION


                                       INDEX



                           PART I.  FINANCIAL INFORMATION

                                                                          PAGE
Condensed Consolidated Balance Sheets
     February 28, 1998 and May 31, 1997. . . . . . . . . . . . . . . . .   3-4

Condensed Consolidated Statements of Income
     Three and Nine Months Ended February 28, 1998 and 1997. . . . . . .     5

Condensed Consolidated Statements of Cash Flows
     Nine Months Ended February 28, 1998 and 1997. . . . . . . . . . . .     6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . .  7-11

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants . . . . . . . . . . . . . . . . .    12

Report of Independent Public Accountants . . . . . . . . . . . . . . . .    13

Management's Discussion and Analysis of Results of Operations
     and Financial Condition . . . . . . . . . . . . . . . . . . . . . . 14-21



                            PART II.  OTHER INFORMATION


Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

Submission of Matters to a Vote of Security Holders. . . . . . . . . . .    22

Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .    22


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                                  FDX CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


ASSETS

                                                                     February 28,      May 31,
                                                                         1998            1997
                                                                     -----------    -----------
                                                                           (In thousands)
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . .       $   144,512    $   160,852
     Receivables, less allowance for doubtful accounts
       of $68,328,000 and $68,175,000. . . . . . . . . . . . .         1,987,825      1,877,972
     Spare parts, supplies and fuel. . . . . . . . . . . . . .           374,966        339,353
     Deferred income taxes . . . . . . . . . . . . . . . . . .           219,331        196,959
     Prepaid expenses and other. . . . . . . . . . . . . . . .           111,998         68,592
                                                                     -----------    -----------

         Total current assets. . . . . . . . . . . . . . . . .         2,838,632      2,643,728
                                                                     -----------    -----------

Property and Equipment, at Cost (Note 8) . . . . . . . . . . .        12,026,738     11,387,948
     Less accumulated depreciation and amortization. . . . . .         6,343,301      5,917,549
                                                                     -----------    -----------
         Net property and equipment. . . . . . . . . . . . . .         5,683,437      5,470,399
                                                                     -----------    -----------


Other Assets:
     Goodwill. . . . . . . . . . . . . . . . . . . . . . . . .           359,494        370,342
     Equipment deposits and other assets (Note 8). . . . . . .           471,874        559,847
                                                                     -----------    -----------

         Total other assets. . . . . . . . . . . . . . . . . .           831,368        930,189
                                                                     -----------    -----------

                                                                     $ 9,353,437    $ 9,044,316
                                                                     -----------    -----------
                                                                     -----------    -----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                    February 28,      May 31,
                                                                        1998           1997
                                                                    -----------     -----------
                                                                          (In thousands)
Current Liabilities:
     Current portion of long-term debt (Note 4). . . . . . . .       $  273,487     $  126,666
     Short-term debt . . . . . . . . . . . . . . . . . . . . .                -        230,000
     Accounts payable. . . . . . . . . . . . . . . . . . . . .        1,145,286      1,077,397
     Accrued expenses (Note 3) . . . . . . . . . . . . . . . .        1,190,183      1,145,424
                                                                     ----------     ----------

         Total current liabilities . . . . . . . . . . . . . .        2,608,956      2,579,487
                                                                     ----------     ----------

Long-Term Debt, Less Current Portion (Note 4). . . . . . . . .        1,499,739      1,597,954
                                                                     ----------     ----------

Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . .          227,630        181,835
                                                                     ----------     ----------

Other Liabilities. . . . . . . . . . . . . . . . . . . . . . .        1,237,989      1,183,879
                                                                     ----------     ----------

Commitments and Contingencies (Notes 8 and 9)

Common Stockholders' Investment (Note 6):
     Common Stock, $.10 par value;
       400,000,000 shares authorized, 147,003,955
         and 147,623,884 issued. . . . . . . . . . . . . . . .           14,700         14,762
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .        3,764,423      3,486,399
                                                                     ----------     ----------

         Total common stockholders' investment . . . . . . . .        3,779,123      3,501,161
                                                                     ----------     ----------

                                                                     $9,353,437     $9,044,316
                                                                     ----------     ----------
                                                                     ----------     ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)



                                                           Three Months Ended                 Nine Months Ended
                                                              February 28,                       February 28,
                                                       -------------------------         --------------------------
                                                          1998           1997               1998           1997
                                                       ----------     ----------         -----------    -----------
                                                                 (In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . . . . . . . . .     $3,986,304     $3,534,045         $11,794,813    $10,276,701
                                                       ----------     ----------         -----------    -----------

Operating Expenses:
     Salaries and employee benefits. . . . . . . .      1,688,185      1,545,884           4,939,817      4,495,551
     Purchased transportation. . . . . . . . . . .        414,665        304,628           1,111,350        859,649
     Rentals and landing fees. . . . . . . . . . .        340,774        291,816             959,983        840,042
     Depreciation and amortization . . . . . . . .        250,047        229,945             716,819        677,800
     Maintenance and repairs . . . . . . . . . . .        232,644        197,175             680,133        608,329
     Fuel. . . . . . . . . . . . . . . . . . . .          191,062        198,828             556,131        547,274
     Merger expenses . . . . . . . . . . . . . . .         88,000              -              88,000              -
     Restructuring charges . . . . . . . . . . . .        (16,000)             -             (16,000)             -
     Other . . . . . . . . . . . . . . . . . . . .        701,546        632,618           2,070,345      1,780,465
                                                       ----------     ----------         -----------    -----------
                                                        3,890,923      3,400,894          11,106,578      9,809,110
                                                       ----------     ----------         -----------    -----------


Operating Income . . . . . . . . . . . . . . . . .         95,381        133,151             688,235        467,591
                                                       ----------     ----------         -----------    -----------

Other Income (Expense):
     Interest, net . . . . . . . . . . . . . . . .        (34,473)       (26,085)            (96,547)       (73,135)
     Other, net. . . . . . . . . . . . . . . . . .          2,762           (263)             13,487         17,457
                                                       ----------     ----------         -----------    -----------
                                                          (31,711)       (26,348)            (83,060)       (55,678)
                                                       ----------     ----------         -----------    -----------
Income Before Income Taxes . . . . . . . . . . . .         63,670        106,803             605,175        411,913

Income Tax Provision . . . . . . . . . . . . . . .         50,834         45,785             277,738        175,387
                                                       ----------     ----------         -----------    -----------

Income from Continuing Operations. . . . . . . . .         12,836         61,018             327,437        236,526

Income from Discontinued Operations,
     Net of Income Taxes . . . . . . . . . . . . .          4,875              -               4,875              -
                                                       ----------     ----------         -----------    -----------

Net Income . . . . . . . . . . . . . . . . . . . .     $   17,711     $   61,018         $   332,312    $   236,526
                                                       ----------     ----------         -----------    -----------
                                                       ----------     ----------         -----------    -----------


Earnings per common share:
     Continuing operations . . . . . . . . . . . .     $      .09     $      .42         $      2.24    $      1.62
     Discontinued operations . . . . . . . . . . .            .03              -                 .03              -
                                                       ----------     ----------         -----------    -----------
                                                       $      .12     $      .42         $      2.27    $      1.62
                                                       ----------     ----------         -----------    -----------
                                                       ----------     ----------         -----------    -----------
Earnings per common share -
       assuming dilution:
     Continuing operations . . . . . . . . . . . .     $      .09     $      .41         $      2.20    $      1.61
     Discontinued operations . . . . . . . . . . .            .03              -                 .03              -
                                                       ----------     ----------         -----------    -----------
                                                       $      .12     $      .41         $      2.23    $      1.61
                                                       ----------     ----------         -----------    -----------
                                                       ----------     ----------         -----------    -----------




See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                         Nine Months Ended
                                                                            February 28,
                                                                        1998           1997
                                                                     -----------    -----------
                                                                           (In thousands)

Net Cash Provided by Operating Activities. . . . . . . . . . .       $   860,698    $   686,171
                                                                     -----------    -----------

Investing Activities:
     Purchases of property and equipment, including
       deposits on aircraft of $7,792,000 and
       $25,007,000 . . . . . . . . . . . . . . . . . . . . . .        (1,258,093)    (1,314,571)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions . . . . . . . . . . . . .           247,852        162,400
         Reimbursements of A300 deposits . . . . . . . . . . .           106,991         63,039
         Other dispositions. . . . . . . . . . . . . . . . . .           123,506         32,490
     Net receipts from (advances to)
       discontinued operations . . . . . . . . . . . . . . . .             1,400         (5,927)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . .            26,794         25,359
                                                                     -----------    -----------
Net cash used in investing activities. . . . . . . . . . . . .          (751,550)    (1,037,210)
                                                                     -----------    -----------
Financing Activities:
     Proceeds from debt issuances. . . . . . . . . . . . . . .           280,103        425,752
     Principal payments on debt. . . . . . . . . . . . . . . .          (415,952)       (63,161)
     Proceeds from stock issuances . . . . . . . . . . . . . .            22,590         11,450
     Other, net. . . . . . . . . . . . . . . . . . . . . . . .           (11,338)       (28,089)
                                                                     -----------    -----------
Net cash (used in) provided by
     financing activities. . . . . . . . . . . . . . . . . . .          (124,597)       345,952
                                                                     -----------    -----------

Net decrease in cash and cash equivalents
     from continuing operations. . . . . . . . . . . . . . . .           (15,449)        (5,087)
Cash flows used in discontinued operations . . . . . . . . . .            (1,400)        (7,402)
Cash and cash equivalents at beginning of period . . . . . . .           161,361        128,327
                                                                     -----------    -----------

Cash and cash equivalents at end of period . . . . . . . . . .       $   144,512    $   115,838
                                                                     -----------    -----------
                                                                     -----------    -----------

Cash payments for:
     Interest (net of capitalized interest). . . . . . . . . .       $    91,571    $    60,072
                                                                     -----------    -----------
                                                                     -----------    -----------
     Income taxes. . . . . . . . . . . . . . . . . . . . . . .       $   285,766    $   153,499
                                                                     -----------    -----------
                                                                     -----------    -----------

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines) . . . . . . . .       $    78,758    $    32,841
     Fair value of assets acquired under
       exchange agreements . . . . . . . . . . . . . . . . . .            64,904         25,314
                                                                     -----------    -----------
     Fair value of assets receivable under
       exchange agreements . . . . . . . . . . . . . . . . . .       $    13,854    $     7,527
                                                                     -----------    -----------
                                                                     -----------    -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


(1)  BUSINESS COMBINATION AND BASIS OF PRESENTATION

     On January 27, 1998, Federal Express Corporation ("FedEx") and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of a newly formed holding company, FDX Corporation (the "Company"). In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received
0.8 shares of the Company's common stock for each share of Caliber stock. Each share of FedEx common stock was automatically converted into one share of the Company's common stock. There were approximately 146,800,000 of $0.10 par value shares so issued or converted. The accompanying financial statements have been restated to include the financial position and results of operations for both FedEx and Caliber for all periods presented.

     Caliber operates on a 13 four-week period calendar ending December 31 with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.
FedEx's fiscal year ending May 31 consists of four, three-month quarters.    The
Company's consolidated results of operations and cash flows for the quarter and year-to-date periods ended February 28, 1998 comprise Caliber's 16-week period from November 9, 1997 to February 28, 1998 and its 40-week period from May 25, 1997 to February 28, 1998 consolidated with FedEx's third quarter and year-to-date periods ended February 28, 1998. The Company's consolidated financial position as of February 28, 1998 consists of Caliber's financial position as of February 28, 1998 consolidated with FedEx's financial position as of February 28, 1998. The Company's consolidated results of operations and cash flows for the quarter and year-to-date periods ended February 28, 1997 comprise Caliber's prior year third quarter (12 weeks from June 16, 1996 to September 7, 1996) and year-to-date (36 weeks from January 1, 1996 to September 7, 1996) periods consolidated with FedEx's third quarter and year-to-date periods ended February 28, 1997. The Company's consolidated financial position as of May 31, 1997 consists of Caliber's financial position as of December 31, 1996 consolidated with FedEx's financial position as of May 31, 1997.

     The results of operations for FedEx and Caliber and the combined amounts presented in the Company's consolidated financial statements follow (in thousands):


                                      Year-to-Date            Year-to-Date
                                      Period Ended            Period Ended
                                    February 28, 1997       November 30, 1997
                                    -----------------       -----------------
Revenue:
    FedEx ............                $ 8,451,500              $6,596,377
    Caliber ..........                  1,825,201               1,212,132
                                    -----------------       -----------------
                                      $10,276,701              $7,808,509
                                    -----------------       -----------------
                                    -----------------       -----------------

Net Income:
    FedEx ...........                 $   228,655              $  250,272
    Caliber .........                       7,871                  64,329
                                    -----------------       -----------------
                                      $   236,526              $  314,601
                                    -----------------       -----------------
                                    -----------------       -----------------

     Due to the different fiscal year ends, Caliber's results for the 20-week period from January 1, 1997 to May 24, 1997 are not included in the restated financial statements for 1998 and 1997. For this period, Caliber had revenues of $1,028,119,000 and a net loss of $40,912,000.

     During the current quarter, the Company incurred $88 million of expenses related to the acquisition of Caliber and the formation of the Company, primarily investment banking fees and payments to members of Caliber's management in accordance with pre-existing management retention agreements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with FedEx's Annual Report on Form 10-K for the year ended May 31, 1997, and Caliber's Annual Report on Form 10-K for the year ended December 31, 1996. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of February 28, 1998, the consolidated results of its operations for the three- and nine-month periods ended February 28, 1998 and 1997, and its consolidated cash flows for the nine-month periods ended February 28, 1998 and 1997. Operating results for the three- and nine-month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

     Certain prior period amounts have been reclassified to conform to the current presentation.

(3)  ACCRUED EXPENSES

                                                   February 28,       May 31,
                                                      1998             1997
                                                   -----------     ----------
                                                          (In thousands)
     Compensated absences. . . . . . . . . . . . . $  255,999      $  234,284
     Insurance . . . . . . . . . . . . . . . . . .    289,776         257,498
     Taxes other than income taxes . . . . . . . .    174,031         143,541
     Salaries. . . . . . . . . . . . . . . . . . .    165,223         181,953
     Employee benefits . . . . . . . . . . . . . .     92,694         108,679
     Aircraft overhaul . . . . . . . . . . . . . .     65,814          84,006
     Interest. . . . . . . . . . . . . . . . . . .     46,286          28,165
     Other . . . . . . . . . . . . . . . . . . . .    100,360         107,298
                                                   ----------      ----------
                                                   $1,190,183      $1,145,424
                                                   ----------      ----------
                                                   ----------      ----------

(4)  LONG-TERM DEBT

                                                  February 28,       May 31,
                                                      1998           1997
                                                   ----------      ----------
                                                         (In thousands)
     Unsecured notes payable, interest rates of
       6.25% to 10.57%, due through 2098 . . . . . $1,371,206      $1,128,525
     Unsecured sinking fund debentures, interest
       rate of 9.63%, due through 2020 . . . . . .     98,512          98,461
     Commercial paper, effective interest
       rate of 5.85% . . . . . . . . . . . . . . .     12,998         200,904
     Capital lease obligations and tax exempt bonds,
       due through 2017, interest rates of
       5.35% to 8.30%. . . . . . . . . . . . . . .    253,425         255,100
       Less bond reserves. . . . . . . . . . . . .      9,024          11,096
                                                   ----------      ----------
                                                      244,401         244,004
     Other debt, interest rates of 9.68% to 9.98%.     46,109          52,726
                                                   ----------      ----------
                                                    1,773,226       1,724,620
     Less current portion. . . . . . . . . . . . .    273,487         126,666
                                                   ----------      ----------
                                                   $1,499,739      $1,597,954
                                                   ----------      ----------
                                                   ----------      ----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a total commitment of $1,000,000,000, of which $987,000,000 was available at February 28, 1998. This agreement is composed of two parts. The first part provides for a commitment of $800,000,000 through January 15, 2003. The second part provides for a commitment of $200,000,000 through January 14, 1999. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

     In July 1997, the Memphis-Shelby County Airport Authority ("MSCAA") issued $20,105,000 of 5.35% Special Facilities Revenue Bonds. The proceeds of the bonds in combination with other funds were used to refund outstanding MSCAA 1982B 8.3% bonds on September 2, 1997. The 1997 bonds have a maturity date of July 1, 2012. FedEx is obligated under an operating lease agreement with MSCAA to pay rentals equal to the principal and interest on the bonds.

     In July 1997, FedEx issued $250,000,000 of 7.6% unsecured senior notes due July 1, 2097, under its July 1996 shelf registration with the Securities and Exchange Commission.

(5)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of February 28, 1998, none of these shares had been issued.


(6)  COMMON STOCKHOLDERS' INVESTMENT

     During the nine-month period ended February 28, 1998, 1,000,272 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $17.25 to $65.13 per share. During the same period, the Company acquired 62,000 shares of its common stock at a cost of $59.35 per share. On January 27, 1998, as part of the Caliber acquisition, 1,950,251 shares of Caliber System, Inc. treasury stock (equivalent to 1,560,201 shares of FDX stock) were canceled.

     Under its charter, the Company has 400,000,000 shares of authorized common stock.


(7)  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share for the three- and nine-month periods ended February 28, 1998 and 1997 was as follows (in thousands, except per share amounts):



                                                              Three Months                       Nine Months
                                                            Ended February 28,                 Ended February 28,
                                                         -----------------------            -----------------------
                                                           1998           1997                1998           1997
                                                         --------       --------            --------       --------
Basic Earnings per Share:
Income from continuing operations. . . . . . . . .       $ 12,836       $ 61,018            $327,437       $236,526
Income from discontinued operations. . . . . . . .          4,875              -               4,875              -
                                                         --------       --------            --------       --------
Net income applicable to common
     stockholders. . . . . . . . . . . . . . . . .       $ 17,711       $ 61,018            $332,312       $236,526
                                                         --------       --------            --------       --------
                                                         --------       --------            --------       --------

Average shares of common stock
     outstanding . . . . . . . . . . . . . . . . .        146,740        145,730             146,517        145,585
                                                         --------       --------            --------       --------
                                                         --------       --------            --------       --------

Basic earnings per share:
     Continuing operations . . . . . . . . . . . .       $    .09       $    .42            $   2.24       $   1.62
     Discontinued operations . . . . . . . . . . .            .03              -                 .03              -
                                                         --------       --------            --------       --------
                                                         $    .12       $    .42            $   2.27       $   1.62
                                                         --------       --------            --------       --------
                                                         --------       --------            --------       --------

Diluted Earnings per Share:
Income from continuing operations. . . . . . . . .       $ 12,836       $ 61,018            $327,437       $236,526
Income from discontinued operations. . . . . . . .          4,875              -               4,875              -
                                                         --------       --------            --------       --------
Net income applicable to common
     stockholders. . . . . . . . . . . . . . . . .       $ 17,711       $ 61,018            $332,312       $236,526
                                                         --------       --------            --------       --------
                                                         --------       --------            --------       --------

Average shares of common stock
     outstanding . . . . . . . . . . . . . . . . .        146,740        145,730             146,517        145,585
Common Equivalent Shares:
     Assumed exercise of outstanding
       dilutive options. . . . . . . . . . . . . .          7,007          7,029               6,967          5,962
     Less shares repurchased from proceeds
       of assumed exercise of options. . . . . . .         (4,588)        (5,306)             (4,435)        (4,632)
                                                         --------       --------            --------       --------
Average common and common
     equivalent shares . . . . . . . . . . . . . .        149,159        147,453             149,049        146,915
                                                         --------       --------            --------       --------
                                                         --------       --------            --------       --------

Diluted earnings per share:
     Continuing operations . . . . . . . . . . . .       $    .09       $    .41            $   2.20       $   1.61
     Discontinued operations . . . . . . . . . . .            .03              -                 .03              -
                                                         --------       --------            --------       --------
                                                         $    .12       $    .41            $   2.23       $   1.61
                                                         --------       --------            --------       --------
                                                         --------       --------            --------       --------

(8)  COMMITMENTS

     As of February 28, 1998, purchase commitments of FedEx and Caliber for the remainder of 1998 and annually thereafter under various contracts are as follows (in thousands):

                                        Aircraft-
                          Aircraft      Related(1)   Other(2)          Total
                          --------      ---------    ---------       ---------
     1998 (remainder)     $ 26,400       $181,800    $320,300        $528,500
     1999                  405,700        280,400     224,800         910,900
     2000                  369,500        400,800      15,000         785,300
     2001                  278,000        393,000           -         671,000
     2002                   38,000        188,500         200         226,700

     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2)  Primarily vehicles, facilities, computers and other equipment.

     FedEx is committed to purchase 12 Airbus A300s, two Airbus A310s, five MD11s and 50 Ayres ALM 200s to be delivered through 2002. Deposits and progress payments of $34,142,000 have been made toward these purchases.

     FedEx has entered into agreements with two airlines to acquire 53 DC10 aircraft, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 29 additional DC10s along with additional aircraft engines and equipment.

     During the nine-month period ended February 28, 1998, FedEx acquired five Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1997. At the time of delivery, FedEx sold its rights to purchase these aircraft to third parties who reimbursed FedEx for its deposits on the aircraft and paid additional consideration. FedEx then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1997 for the five Airbus A300s and three MD11s, purchased (in 1997 and 1998) and subsequently sold and leased back, are as follows (in thousands):

                         1998                  $ 18,500
                         1999                    47,200
                         2000                    48,300
                         2001                    46,400
                         2002                    46,400
                         Thereafter             964,700

     In March 1998, put options were exercised by an airline requiring FedEx to purchase seven MD11s for a total purchase price of $416,000,000. Delivery of the aircraft will begin in 2000.

(9)  LEGAL PROCEEDINGS

     The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of their business.

     Customers of FedEx have filed four separate class-action lawsuits against FedEx generally alleging that FedEx has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that FedEx continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin FedEx from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The complaint in the Alabama case also alleges that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired again on December 31, 1996.

     A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on FedEx's motion on September 23, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs have appealed. This case originally alleged that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint.

     The air transportation excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The excise tax was then reenacted by Congress effective March 7, 1997. The expiration of the tax relieved FedEx of its obligation to pay the tax during the periods of expiration. The Taxpayer Relief Act of 1997, signed by President Clinton in August 1997, extended the tax for 10 years through September 30, 2007.

     FedEx intends to vigorously defend itself in these cases. No amount has been reserved for these contingencies.

     The Company and its subsidiaries are subject to other legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.

               REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         BY INDEPENDENT PUBLIC ACCOUNTANTS







     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 1998, and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended
February 28, 1998 and 1997, included herein, as indicated in their report thereon included on page 13.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of FDX Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of FDX Corporation as of February 28, 1998 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1998 and 1997. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation as of May 31, 1997 and the related consolidated statements of income, changes in common stockholders' investment and cash flows for the year then ended, which are included in the consolidated financial statements of FDX Corporation as of May 31, 1997. In our report dated June 30, 1997, we expressed an unqualified opinion on the Federal Express Corporation financial statements, which are not presented herein. We did not audit the December 31, 1996, balance sheet of Caliber System, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests. This balance sheet is included in the consolidated balance sheet of FDX Corporation as of May 31, 1997 and reflects total assets of 16 percent of the related consolidated total. The Caliber System, Inc. December 31, 1996 financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for Caliber System, Inc. included in the FDX Corporation
May 31, 1997 balance sheet, is based solely upon the report of the other auditors. In our opinion, based on our audit and the report of the other auditors, the accompanying condensed consolidated balance sheet of FDX Corporation as of May 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                               Arthur Andersen LLP





Memphis, Tennessee,
March 25, 1998

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION


     On January 27, 1998, Federal Express Corporation ("FedEx") and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of a newly formed holding company, FDX Corporation (the "Company"). In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received 0.8 shares of the Company's common stock for each share of Caliber stock. Each share of FedEx common stock was automatically converted into one share of the Company's common stock. The accompanying financial statements have been restated to include the financial position and results of operations for both FedEx and Caliber for all periods presented.

     Caliber operates on a 13 four-week period calendar ending December 31 with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter. FedEx's fiscal year ending May 31 consists of four, three-month quarters. The accompanying consolidated results of operations and cash flows and the following financial and statistical information for the quarter and year-to-date periods ended February 28, 1998 combine Caliber's 16-week period from November 9, 1997 to February 28, 1998 and its 40-week period from May 25, 1997 to February 28, 1998 with FedEx's third quarter and year-to-date periods ended February 28, 1998. The Company's consolidated financial position as of February 28, 1998 consists of Caliber's financial position as of February 28, 1998 consolidated with FedEx's financial position as of February 28, 1998. The consolidated results of operations and cash flows and information for the quarter and year-to-date periods ended February 28, 1997 combine Caliber's prior year third quarter (12 weeks from June 16, 1996 to September 7, 1996) and year-to-date (36 weeks from January 1, 1996 to September 7, 1996) periods with FedEx's third quarter and year-to-date periods ended February 28, 1997. The Company's consolidated financial position as of May 31, 1997 consists of Caliber's financial position as of December 31, 1996 consolidated with FedEx's financial position as of May 31, 1997.

RESULTS OF OPERATIONS

     For the third quarter ended February 28, 1998, the Company recorded net income of $18 million ($.12 per share, assuming dilution) on revenues of $4.0 billion compared with net income of $61 million ($.41 per share, assuming dilution) on revenues of $3.5 billion for the third quarter in the prior year. For the year-to-date period ended February 28, 1998, the Company recorded net income of $332 million ($2.23 per share, assuming dilution) on revenues of $11.8 billion compared with net income of $237 million ($1.61 per share, assuming dilution) on revenues of $10.3 billion for the same period in the prior year.

     For the current year third quarter, FedEx recorded net income of $34 million on revenues of $3.2 billion compared with net income of $63 million on revenues of $2.9 billion for the same period in the prior year. For the year-to-date period ended February 28, 1998, FedEx recorded net income of $284 million on revenues of $9.8 billion compared with net income of $229 million on revenues of $8.5 billion for the same period in the prior year.

     For the 16-week period ending February 28, 1998, Caliber recorded a net loss of $16 million on revenues of $753 million compared with a net loss of $2 million on revenues of $627 million for the 12-week period from June 16, 1996 to

September 7, 1996. For the 40-week period ending February 28, 1998, Caliber recorded net income of $48 million on revenues of $2.0 billion compared with net income of $8 million on revenues of $1.8 billion for the 36-week period from January 1, 1996 to September 7, 1996.

     Current quarter results included $88 million ($80 million, after taxes) of expenses related to the acquisition of Caliber and the formation of the Company. These expenses were primarily investment banking fees and payments to members of Caliber's management in accordance with pre-existing management retention agreements. Excluding these expenses, net income for the current quarter was $97 million, or $.65 per share, assuming dilution, compared with $61 million, or $.41 per share for last year's third quarter.

     On March 27, 1997, Caliber announced a major restructuring of Viking Freight, Inc. ("Viking"), Caliber's superregional freight carrier. Under the plan, Viking continues to operate in the 11 western states where it has been a leader in the regional less-than-truckload market for many years. Viking's southwestern division operated through June 1997 and was subsequently sold. Operations at Viking's midwestern, eastern and northeastern divisions ceased on March 27, 1997. In connection with the restructuring, Caliber recorded a non-cash asset impairment charge of $225 million in December 1996 and an $85 million restructuring charge in March 1997. During the current quarter, Viking recognized a $16 million gain from assets sold in the restructuring.

     Also in the current quarter, Caliber recorded approximately $5 million of income, net of tax, from discontinued operations related to the exiting of the airfreight business served by Roadway Global Air, Inc. in 1995.

     The year-to-date results of operations included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. During the 12 operating days of the strike, FedEx delivered approximately 800,000 additional U.S. domestic express packages per day, and RPS, Caliber's small-package carrier, delivered approximately 300,000 additional packages per day. It is difficult to estimate with precision the impact of this additional volume. However, FedEx and RPS have retained a portion of this volume. The Company analytically calculated that the volume not retained at the end of the first quarter contributed approximately $170 million in revenues to that quarter.
This additional revenue, net of applicable variable compensation, income taxes and variable costs, but not allocated fixed costs, resulted in an estimated additional $.24 to $.28 per share, assuming dilution, to the consolidated first quarter's earnings.

     Also in the year-to-date period, FedEx realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. This gain was almost equally divided between operating and non-operating income. An unrelated expense, which partially offset this gain, was an addition of $9 million to an operating reserve for the disposition of leased B747 aircraft. In recording the additional reserve, maintenance and repairs and rentals and landing fees expenses were increased. These aircraft, which were subleased, are undergoing certain maintenance and repairs before being transferred to a new lessee. The net effect of the MD11 gain and the B747 reserve on FedEx's domestic and international operating income was immaterial. The combined effect of these aircraft-related items contributed approximately $.03 per share for the first quarter of 1998, net of applicable variable compensation and income taxes.

     During the prior year's second quarter, FedEx's operating income included a $13.5 million pre-tax benefit from the settlement of a Tennessee personal property tax matter. A $17.1 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996 was included in 1997's second quarter other income.

Revenues

     The following table shows a comparison of revenues (in millions):



                                                        Third Quarter                           YTD Period
                                                            Ended                                 Ended
                                                          February 28,                          February 28,
                                                      ------------------        Percent    ---------------------     Percent
                                                       1998        1997          Change     1998          1997        Change
                                                      ------      ------        -------    -------       -------     -------
FedEx:
     U.S. domestic express . . . . . . . . .          $2,301      $2,062           +12     $ 6,902       $ 5,940        +16
     International Priority (IP) . . . . . .             663         586           +13       2,018         1,712        +18
     International Express Freight
          (IXF) and Airport-to-Airport
          (ATA). . . . . . . . . . . . . . .             140         150           - 7         456           450        + 1
     Charter, Logistics services
          and other. . . . . . . . . . . . .             129         109           +19         453           350        +30
                                                      ------      ------                   -------       -------

                                                       3,233       2,907           +11       9,829         8,452        +16
                                                      ------      ------                   -------       -------

Caliber:
     RPS.... . . . . . . . . . . . . . . . .             496         304           +63       1,273           894        +42
     Viking. . . . . . . . . . . . . . . . .             102         228           -55         293           665        -56
     Other . . . . . . . . . . . . . . . . .             155          95           +64         400           266        +51
                                                      ------      ------                   -------       -------

                                                         753         627           +20       1,966         1,825        + 8
                                                      ------      ------                   -------       -------

                                                      $3,986      $3,534           +13     $11,795       $10,277        +15
                                                      ------      ------                   -------       -------
                                                      ------      ------                   -------       -------


     The following table shows a comparison of selected shipment statistics (in thousands, except dollar amounts):



                                                        Third Quarter                           YTD Period
                                                            Ended                                 Ended
                                                          February 28,                          February 28,
                                                      ------------------        Percent    ---------------------     Percent
                                                       1998        1997          Change     1998          1997        Change
                                                      ------      ------        -------    -------       -------     -------
FedEx:
     U.S. domestic express:
          Average daily packages . . . . . .          2,819        2,623         + 7          2,747       2,467         +11
          Revenue per package. . . . . . . .         $12.95       $12.48         + 4         $13.22      $12.67         + 4

     IP:
          Average daily packages . . . . . .            255          226         +13            255         220         +16
          Revenue per package. . . . . . . .         $41.28       $41.22           -         $41.58      $40.97         + 1

     IXF/ATA:
          Average daily pounds . . . . . . .          2,690        2,474         + 9          2,775       2,519         +10
          Revenue per pound. . . . . . . . .         $  .82       $  .96         -15         $  .87      $  .94         - 7

Caliber:
     RPS:
          Average daily packages . . . . . .          1,337        1,046         +28          1,328       1,016         +31
          Revenue per package. . . . . . . .         $ 4.94       $ 5.02         - 2         $ 4.99      $ 5.00           -

     Viking:
          Shipments per day. . . . . . . . .           11.8         39.4         -70           12.5        38.7         -68
          Revenue per hundred weight . . . .         $ 9.45       $ 8.01         +18         $ 9.44      $ 7.75         +22

     The increases in FedEx's U.S. domestic package volume for the quarter and year-to-date periods were primarily due to continued rapid growth of its deferred services, including FedEx Express Saver, a three-day deferred service. In addition, the first quarter volume growth was augmented by incremental volume resulting from the UPS strike. The majority of the strike-related volume was in the deferred service category. Yields (revenue per package) increased 4% for the quarter and year-to-date periods largely due to the effects of continuing yield management initiatives, including pursuing price increases on low-yielding accounts and discontinuing unprofitable accounts. Also positively impacting yields was a substantial rise in average weight per package primarily due to heavier weights associated with the rapidly growing FedEx Express Saver service. Management expects total FedEx U.S. domestic package volume in 1998 to grow at a rate similar to that experienced in the past two years. Management believes that U.S. domestic yields should remain stable or increase slightly year over year during the remainder of 1998 due to continued effects of yield management actions and the introduction of distance-based pricing. In addition, FedEx implemented a 3% to 4% price increase targeted to list price and standard discount matrix customers for U.S. domestic shipments effective February 15, 1998. Actual results may vary depending on the impact of competitive pricing changes, including distance-based pricing, customer responses to yield management initiatives and changing customer demand patterns.

     The expiration of the air transportation excise tax added $21 million and $49 million to FedEx's U.S. domestic revenues for the quarter and year-to-date periods ended February 28, 1997, respectively, and 1% to U.S. domestic yields for each of these same periods. The excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. FedEx was not obligated to pay the tax during the periods in which it was expired. The excise tax was reenacted by Congress effective
March 7, 1997, and, in August 1997, it was extended for 10 years through September 30, 2007.

     FedEx's IP revenue and volume year-over-year growth rates slowed to 13% for the quarter and were 18% and 16%, respectively, for the year-to-date period. Slower growth in the current quarter was primarily due to weakness in Asian markets. Yields remained stable during these periods compared to the same periods of the prior year. For the fourth quarter of 1998, management expects revenue and volume growth to approximate current quarter levels, with yields remaining relatively constant. Actual IP results will depend on the impact of international economic conditions, actions by FedEx's competitors, and regulatory conditions for international aviation rights.

     FedEx's airfreight volumes grew year over year for the quarter and year-to-date periods, while yields experienced year-over-year declines. IXF volumes (a space-confirmed, time-definite service) increased 15% and 20% for the quarter and year-to-date periods, respectively, but yields declined 16% and 10% for the same periods. ATA volumes (a lower-priced, space-available service) decreased 2% and 5% for the quarter and year-to-date periods, respectively, with yields lower by 14% and 10% for the same periods. Management expects airfreight yields to continue to decline, year over year, through the balance of 1998. Actual results, however, will depend on the impact of international economic conditions, actions by FedEx's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

     RPS's revenue growth of 63% and 42% for the quarter and year-to-date periods, respectively, is primarily due to an increase in the number of operating days. For the Caliber periods presented, as a result of the pooling of interest accounting treatment, operating days for the quarter rose from 58 to 75, and for the year-to-date period from 176 to 192. (See the discussion of periods presented above.) After adjusting for the fluctuation in operating days, RPS revenue increased 26% and 30% for the quarter and year-to-date periods, respectively, as a result of 28% and 31% increases in average daily volume for these periods, respectively. Over the same periods, RPS composite yield declined only slightly. Effective February 9, 1998, management implemented a 3.7% rate increase at RPS.

     Viking's revenue declined 55% and 56% for the quarter and year-to-date periods, respectively. On a daily basis, Viking's revenue decreased 65% and 60% for these same periods. As a result of Viking's restructuring in March 1997, in which operations at four units were terminated by June 1997, Viking's daily shipment volumes declined 70% and 68% for the quarter and year-to-date periods, respectively. Revenue per hundred weight increased by 18% and 22% for these same periods. Viking implemented a 5.4% general rate increase on interstate and intrastate traffic on January 2, 1998.


Operating Expenses

     Salaries and employee benefits rose 9% and 10% for the quarter and year-to-date periods, respectively, primarily as a result of volume-related growth, partially offset by a decline at Viking due to its restructuring. Included in the current quarter's expense was an increase in Caliber's employee benefits expense and performance-based, incentive compensation provision; and in the year-to-date expense, a $25 million special appreciation bonus for U.S. operations employees at FedEx for their extra efforts during the UPS strike.

     Increases in purchased transportation of 36% and 29% for the quarter and year-to-date periods were primarily volume related, with the majority of the increase occurring at RPS.

     Increases in rentals and landing fees of 17% and 14% for the quarter and year-to-date periods were primarily due to additional aircraft leased by FedEx. Supplemental leased aircraft were also added to meet the demands of increased package volume during peak season and to replace an MD11 destroyed in July. As of February 28, 1998, FedEx had 85 wide-bodied aircraft under operating lease compared with 79 as of February 28, 1997. The year-to-date expense is net of approximately half of a $17 million net gain resulting from the destruction of an MD11 aircraft in an accident in July (described above). Management expects year-over-year increases in lease expense to continue as FedEx enters into additional aircraft rental agreements during 1998 and thereafter. FedEx expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

     Maintenance and repairs expense increased 18% and 12% for the quarter and year-to-date periods primarily due to higher year-over-year engine maintenance expense on B727, DC10 and A310 aircraft. As discussed above, most of the increase in an operating reserve for the disposition of B747 aircraft was recorded in the first quarter as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to FedEx's increasing fleet size, aging fleet and variety of aircraft types.

     Fuel expense fell 4% for the quarter and rose only 2% for the year-to-date period as a result of declines in jet fuel price per gallon (14% and 8% for the quarter and year-to-date periods, respectively) and reduced operations at Viking.

However, jet fuel gallons consumed increased 11% and 13% for these same periods. The quarter and year-to-date fuel expense included payments made by FedEx under contracts which are designed to limit FedEx's exposure to fluctuations in jet fuel prices.

     Effective August 1, 1997, FedEx lifted its temporary 2% fuel surcharge that had been in place on U.S. domestic shipments except FedEx SameDay service and including Puerto Rico and all U.S. export IP shipments, except those to the People's Republic of China and Hong Kong. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

     Increases in other operating expenses of 11% and 16% for the quarter and year-to-date periods were primarily due to expenses related to volume growth and expenses necessitated by additional volume during the UPS strike, including temporary manpower and uniforms and supplies. The cost of sales of engine noise reduction kits and computer programming services also increased year over year.

     In 1996, the Company initiated a program to address Year-2000 compliance issues relating to the Company's and its subsidiaries' computer systems and applications. This program has included generating awareness of the Year-2000 issue throughout the Company, inventorying affected computer systems and applications and developing a plan to modify or replace these systems and applications as well as investigating the Year-2000 compliance levels of entities supplying goods or services or doing business with the Company. The Company is seeking to raise the level of Year-2000 awareness among entities doing business with the Company and to determine the impact of their level of Year-2000 compliance on the Company. In these activities, the Company estimates that it has incurred approximately $40 million to date, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses at the rate of approximately $10 to $12 million per quarter through 1999 to be Year-2000 compliant.

Operating Income

     The Company's consolidated operating income decreased 28% for the quarter ended February 28, 1998, from the prior year, primarily due to expenses related to the acquisition of Caliber and FedEx's international operating loss, moderated by improved domestic results at both FedEx and Caliber. Year-to-date consolidated operating income increased 47% compared with the prior year, primarily due to the positive effects of the UPS strike on FedEx and RPS operations as well as improvements due to the Viking restructuring, partially offset by reduced international operating income and third quarter expenses related to the acquisition of Caliber.

     FedEx's U.S. domestic operating income was $105 million and $513 million for the quarter and year-to-date periods ending February 28, 1998. Prior year amounts were $99 million and $366 million for these same periods. Package volume growth (7% and 11% for the quarter and year-to-date periods, respectively) and yield improvements (3.8% and 4.3% for the quarter and year-to-date periods, respectively) were partially offset by higher cost per package (4.3% and 3.2% for the quarter and year-to-date periods, respectively). The increases in cost per package were primarily due to the costs associated with the rapid growth of FedEx Express Saver volumes, including the transportation of packages by third parties and increased aircraft usage and linehaul costs. Also included in the third quarter were $14 million of expenses related to the acquisition of Caliber. During the second quarter, FedEx incurred additional expenses with the opening of a national hub at Fort Worth Alliance Airport and a small package sort system in Memphis. As noted above, year-to-date U.S. domestic operating results were significantly impacted by the UPS strike. Sales of aircraft engine noise reduction kits contributed an incremental $8 million and $38 million to FedEx's U.S. domestic operating income for the quarter and year-to-date periods, respectively, compared with the same periods in the prior year. The prior year's second quarter operating income included a $13.5 million pre-tax benefit from the settlement of a Tennessee personal property tax matter. FedEx's U.S. domestic margins were 4.4% and 7.2% for the quarter and year-to-date periods, respectively, compared with 4.7% and 6.0% for the same periods in the prior year.

     FedEx's international operations reported an operating loss of $7 million for the third quarter and operating income of $63 million for the year-to-date period. Prior year amounts for these same periods were operating income of $34 million and $82 million, respectively. Despite growth in IP and IXF volumes, international operations experienced an operating loss in the third quarter and a lower operating margin for the year-to-date period primarily due to higher salaries and wages and aircraft lease expense. Lower airfreight yields for the quarter and year-to-date periods also negatively impacted international results. Also offsetting revenue gains were additional start-up costs for several new international flights and the net effect of foreign currency fluctuations. FedEx's international operating margins were (0.8)% and 2.4% for the quarter and year-to-date periods, respectively, compared with 4.3% and 3.5% for the same periods in the prior year.

     RPS reported operating income of $36 million and $125 million for the quarter and year-to-date periods, respectively. Prior year amounts for the same periods were $29 million and $85 million, respectively. Operating margins were 7.3% and 9.8% for the quarter and year-to-date periods, respectively, compared with 9.7% and 9.5% for the same periods in the prior year.

     Viking's operating income for the quarter and year-to-date periods was $21 million and $22 million, respectively, compared with operating losses of $38 million and $85 million for these periods in the prior year. The current quarter's results include a $16 million gain on the sale of Viking assets. Operating margins were 20.6% and 7.5% for the quarter and year-to-date periods, compared with (16.8)% and (12.8)% in the prior year.


Other Income and Expense and Income Taxes

     Net interest expense rose 32% for the quarter and year-to-date periods due to lower levels of capitalized interest at both FedEx and Caliber and slightly higher debt levels at FedEx.

     Other, net for the year-to-date period ended February 28, 1998, includes a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. Other, net for the quarter and year-to-date periods ended February 28, 1997, includes a $17.1 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.

     The Company's effective tax rates of 79.8% and 45.9% for the quarter and year-to-date periods, respectively, compare with rates of 42.9% and 42.6% for these periods in the prior year. The current year rates reflect the effect caused by certain one-time, merger-related costs which are nondeductible for federal and state income tax purposes. Excluding the impact of these nondeductible costs, the effective tax rates were 39.0% and 41.3% for the quarter and year-to-date periods, respectively.

FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $145 million at February 28, 1998, a decrease of $16 million since May 31, 1997. Cash provided from operations was $861 million compared with $686 million for the same period in the prior year. The Company has a $1 billion revolving bank credit facility (of which $987 million was available at February 28, 1998) that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. The reduction in the amount available under the credit facility was solely attributable to support for the issuance of commercial paper during the quarter. Management believes that cash flow from operations, its commercial paper program and the revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.


Capital Resources

     The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunication equipment, package handling facilities and sort equipment. The amount and timing of capital additions are dependent on various factors including volume growth, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

     Capital expenditures for the first nine months of 1998 totaled $1.3 billion and included three MD11s, two A310s, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. Three MD11s purchased in February, June and November 1997 were sold and leased back in June and September 1997 and February 1998, respectively. In comparison, prior year expenditures totaled $1.3 billion and included nine A310s, two MD11s, vehicles and ground support equipment, and customer automation and computer equipment.
In September and December 1996, FedEx sold and leased back two MD11s acquired in May and September 1996, respectively. For information on the Company's purchase commitments, see Note 8 of Notes to Condensed Consolidated Financial Statements.

     Proceeds from the disposition of property and equipment for the year-to-date period ended February 28, 1998 included proceeds from the sale of Viking's southwestern division and other Viking assets in conjunction with the restructuring of Viking's operations.

     In July 1997, $20 million of Memphis-Shelby County Airport Authority ("MSCAA") Special Facilities Revenue Bonds were issued. The proceeds of the bonds in combination with other funds were used to refund outstanding MSCAA 1982B bonds on September 2, 1997. Also in July 1997, FedEx issued $250 million of unsecured senior notes with a maturity date of July 1, 2097, under FedEx's July 1996 shelf registration with the Securities and Exchange Commission.

     Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

     Statements in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" or made by management of the Company which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements because of important factors identified in this section.

                            PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Note 9 Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders held on January 12, 1998, FedEx stockholders approved the issuance of FDX common stock in connection with the acquisition of Caliber System, Inc. by a vote of 90,785,468 to 307,194 with 155,009 abstentions and broker non-votes. The stockholders also approved the FDX 1997 Stock Incentive Plan by a vote of 96,914,572 to 2,495,356 with 209,898 abstentions and broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     Exhibit
     Number    Description of Exhibit
     -------   ----------------------
     10.1      Credit Agreement dated January 15, 1998 among Registrant and The
               First National Bank of Chicago, individually and as agent, and certain lenders.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K.

     During the quarter ended February 28, 1998, the Registrant filed one Current Report on Form 8-K. The report was dated January 27, 1998 and filed under Item 2, Acquisition or Disposition of Assets, Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The report contained documents relating to the Registrant's acquisition of Caliber System, Inc.

                                     SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FDX CORPORATION
                                                (Registrant)



Date: April 10, 1998                         /s/ JAMES S. HUDSON
                                        ---------------------------------------
                                        JAMES S. HUDSON
                                        CORPORATE VICE PRESIDENT
                                        STRATEGIC FINANCIAL PLANNING & CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                   EXHIBIT INDEX


Exhibit
Number    Description of Exhibit
-------   ----------------------
10.1      Credit Agreement dated January 15, 1998 among Registrant and The First
          National Bank of Chicago, individually and as agent, and certain lenders.

12.1      Computation of Ratio of Earnings to Fixed Charges.
