Form 10-K
period 1998-05-31
FDX CORP
filed 1998-08-14
CIK 1048911

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED MAY 31, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

                       COMMISSION FILE NUMBER 333-39483

                                FDX CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                       62-1721435
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 6075 POPLAR AVENUE, MEMPHIS, TENNESSEE                        38119
(Address of principal executive offices)                     (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (901) 369-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------         -----------------------------------------
Common Stock, par value $.10 per share         New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of August 3, 1998, 147,449,762 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average bid and asked prices of such stock on the New York Stock Exchange) was approximately $8,173,200,549.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1998 are incorporated by reference into Parts I, II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held September 28, 1998 are incorporated by reference into Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                    PART I
ITEM 1.       Business..........................................................................    1
ITEM 2.       Properties........................................................................   14
ITEM 3.       Legal Proceedings.................................................................   18
ITEM 4.       Submission of Matters to a Vote of Security Holders...............................   19

              Executive Officers of the Registrant..............................................   20


                                    PART II

ITEM 5.       Market for the Registrant's Common Stock and Related Stockholder Matters..........   22
ITEM 6.       Selected Financial Data...........................................................   23
ITEM 7.       Management's Discussion and Analysis..............................................   23
ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk........................   23
ITEM 8.       Financial Statements and Supplementary Data.......................................   23
ITEM 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..........................................   23


                                   PART III

ITEM 10.      Directors and Executive Officers of the Registrant................................   24
ITEM 11.      Executive Compensation............................................................   24
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management....................   24
ITEM 13.      Certain Relationships and Related Transactions....................................   24


                                    PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   24


                      FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule........................  S-1
SCHEDULE II Valuation and Qualifying Accounts...................................................  S-2


EXHIBIT INDEX...................................................................................  E-1

                                    PART I

ITEM 1.   BUSINESS

FDX CORPORATION

     INTRODUCTION

     FDX Corporation ("FDX" or the "Company") was incorporated in Delaware on October 2, 1997. On January 27, 1998, Federal Express Corporation ("FedEx") and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of the Company. In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received 0.8 shares of FDX common stock for each share of Caliber common stock. Each share of FedEx's common stock was automatically converted into one share of FDX common stock.

     FDX is a $16 billion global transportation and logistics enterprise that offers customers a one-stop source for global shipping and logistics solutions. Services offered by FDX companies include worldwide express delivery, ground small-parcel delivery, less-than-truckload freight delivery and global logistics and electronic commerce solutions. These services are offered through a "family" of operating companies: FedEx (the Company's largest subsidiary), RPS, Inc. ("RPS"), Viking Freight, Inc. ("Viking Freight"), Roberts Express, Inc. ("Roberts Express") and Caliber Logistics, Inc. ("Caliber Logistics").

     FedEx is the world leader in global express distribution, offering time-certain delivery within 24-48 hours among markets that comprise more than 90 percent of the world's gross domestic product. RPS is North America's second largest provider of business-to-business ground small package delivery. Viking Freight is a leading less-than-truckload freight carrier in the western United States. Roberts Express is the world's leading surface-expedited carrier for time-critical shipments requiring special handling. Caliber Logistics provides customized, integrated logistics and warehousing solutions worldwide.

     For financial information concerning the Company's business segments, refer to Note 12 of Notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report to Stockholders, which Note is incorporated herein by reference.

     PURPOSE OF FDX

     The purpose of FDX is to provide strategic direction and coordination to the FDX family of companies. Sales and marketing activities, financial planning and reporting, legal and regulatory compliance, communications and information systems development are functions that must be coordinated across subsidiary lines. The Company intends to use advanced information systems to connect the FDX companies. These aligned information systems will be designed to make it easy and convenient for customers to use the full range of FDX services.

     For each one of the FDX companies, the Company's management will focus on making appropriate investments in the technology and transportation assets necessary to optimize the Company's earnings performance and cash flow. Strict yield management programs should continue to support profitable volume growth. The Company will manage the business as a portfolio. As a result, decisions on capital investment, expansion of delivery and information technology networks, and service additions or enhancements will be based on achieving the highest overall return on capital. The Company's management believes that a collaborative selling process should increase revenues for the operating companies through a targeted program focusing on high-yielding business.

     STRATEGY

     The Company's strategy is to use leading-edge technology, networks and information to enhance its position as the world's leading transportation, logistics and supply chain management company. The Company's management is focused on three primary growth strategies: 1) a collaborative sales process that leverages the Company's shared customer relationships; 2) aggressive global marketing of the broad FDX portfolio to targeted prospective customers; and 3) strategic application of information systems to reduce costs and improve customer access and connectivity.

     The Company desires to take advantage of such global business trends as "just-in-time" shipping, the rapid growth of electronic commerce and the proliferation of sourcing and selling across markets. FDX's management believes that, with the combination of FedEx and the Caliber companies, the Company is better able to take advantage of a global transportation market that - with the express, ground small-parcel and less-than-truckload segments combined - is projected to grow from $75 billion currently to nearly $400 billion over the next twenty years. The Company intends to execute its strategy by providing total distribution and logistics solutions, using dedicated delivery networks and capitalizing on the sales synergies that exist between FedEx and the Caliber companies.

     Total Distribution and Logistics Solutions

     Increasingly, the Company's competitors are "bundling" express delivery and non-express ground small package services at attractive prices to large customers who need both services. This is a strategic weapon that neither FedEx nor the Caliber companies alone possessed. FDX, through its operating companies, can offer its customers a full range of distribution and logistics options. The Company's management believes that its business customers seek from a single supplier strategic, cost-effective ways to manage their supply chains - the series of transportation and information exchanges required to convert parts and raw materials into finished, delivered products. These customers can use the Company as a strategic competitive weapon by squeezing time, mass and cost from their supply chains, while maintaining or improving their customer service.

     Dedicated Delivery Networks

     The Company's management believes that simply layering the unique resource and operating requirements of a time-definite, global, express-delivery network onto a day-definite, ground, small-package network results in diminished service quality and increased costs. The Company's management also believes that operating independent delivery networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each of the Company's businesses. All of the FDX subsidiaries are free to focus exclusively on the market segment in which they have the most expertise.

     Sales Synergies

     Although FDX companies operate discrete, specialized delivery networks, the Company's management seeks to align sales and marketing initiatives across all FDX companies. FDX management believes that many of FedEx's and RPS' customers will take the opportunity to obtain the best of both services from the same family of companies - the world's leading express delivery network, plus North America's second largest ground small-parcel service.

     The following describes in more detail the business of each of the five FDX operating companies:

FEDERAL EXPRESS CORPORATION

     INTRODUCTION

     FedEx was incorporated in Delaware on June 24, 1971 and began operations in 1973. On January 27, 1998, FedEx became a wholly-owned subsidiary of the Company. FedEx offers a wide range of express services, providing rapid, reliable, time-definite delivery of documents, packages and freight to more than 210 countries. FedEx connects areas of the world that generate 90 percent of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx's extensive air route authorities and transportation infrastructure, combined with its use of leading-edge information technologies, make FedEx the world's largest express-distribution company, providing fast, reliable service for nearly three million shipments each business day.

     RECENT DEVELOPMENTS

     During fiscal year 1997, FedEx announced plans to develop an 89-acre site in suburban Memphis, Tennessee comprising nine separate buildings with more than 1.1 million square feet of space. The office campus is designed to consolidate many administrative and training functions currently spread throughout the Memphis metropolitan area. When completed by late fall of 2001, the office campus will bring together approximately 3,700 employees from more than 100 work groups.

     In October 1997, FedEx achieved re-certification of ISO 9001 registration for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. FedEx is the only express transportation company to receive worldwide certification of its systems. The ISO 9000 quality standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO 9000.

     Also in October 1997, FedEx announced that it had selected Miami International Airport as the site for a new $50 million hub for its Latin America and Caribbean operations. Construction on the 189,000 square foot facility began in spring 1998. The Miami hub will include the proprietary FedEx Expressclear/(SM)/ system which facilitates the customs clearance of most inbound shipments prior to a flight's arrival. When completed, the Miami hub will allow FedEx to offer expanded next business day service between the major markets of Latin America, the United States, Canada and Mexico, as well as two business day service to Europe and Asia.

     In the first quarter of 1998, FedEx announced the only next business day 10:30 a.m. express cargo service from Asia to the United States. The company introduced a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cut transit times across the Pacific in half for FedEx customers -- from 48 to 24 hours -- who ship from Asia to North America. The FedEx International Priority/(R)/ service is backed by FedEx's money-back guarantee. The new flight schedule also enabled the company to offer its Asian customers later pickup times for connections through the company's AsiaOne/(R)/ hub in Subic Bay, The Philippines, to 13 major Asian markets. Also in first quarter 1998, FedEx announced three new international service enhancements: a flat-rate box for shipping by FedEx International Priority, an expansion of FedEx International Economy/(R)/ service, and lower rates from the United States to major Canadian markets.

     In March 1998, FedEx expanded its services by offering customers a Sunday delivery option. FedEx Priority Overnight service now provides delivery by 3:00 p.m. on Sunday to select zip codes in 50 top United States metropolitan areas.

     FEDEX SERVICES

     Detailed information about all of FedEx's services can be found on FedEx's Internet web site at www.fedex.com. FedEx offers four U.S. domestic overnight delivery services: FedEx First Overnight/(R)/, FedEx Priority Overnight, FedEx Standard Overnight/(R)/ and FedEx Overnight Freight/(R)/. Overnight document and package service extends to virtually the entire United States population and overnight freight service covers all major and most medium-size metropolitan areas. Packages and documents are either picked up from shippers by FedEx couriers or are dropped off by shippers at FedEx facilities, FedEx World Service Centers/(R)/, FedEx/(R)/ Drop Boxes, FedEx ShipSites/(R)/ or FedEx Authorized ShipCenters/(R)/ strategically located throughout the country.

     Four U.S. domestic deferred services are available for less urgent shipments: FedEx 2Day/(R)/, FedEx 2Day Freight/(R)/, FedEx Express Saver/(R) / and FedEx Express Saver/(R)/ Freight. FedEx SameDay/(R)/ service is for urgent shipments to virtually any U.S. destination.

     U.S. domestic overnight and second-day services are primarily used by customers for shipment of time-sensitive documents and goods, high-value machines and machine parts, computer parts, software and consumer items from manufacturers, distributors and retailers and to retailers, manufacturers and consumers. FedEx employees handle virtually every shipment from origin to destination.

     In addition to the services discussed above, FedEx offers various international package and document delivery services and international freight services, including: FedEx International First/(SM)/, FedEx International Priority ("IP"), FedEx International Priority DirectDistribution/(SM)/, FedEx International Economy/(R)/, FedEx International Priority Freight/(R)/, FedEx International Economy/(R)/ Freight, FedEx Expressclear/(SM)/ Electronic Customs Clearance, FedEx International Broker Select/(R)/, FedEx International Priority Plus/(R)/, FedEx International Express Freight/(R)/, FedEx International MailService/(R)/, and FedEx International Airport-to-Airport./(SM)/

     CHARTER SERVICES AND CRAF PARTICIPATION

     FedEx offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in FedEx's scheduled operations. In addition to providing these charter services, FedEx participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the Department of Defense may requisition for military use certain of FedEx's wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx is entitled to bid on peacetime military cargo charter business. FedEx, together with a consortium of other carriers, currently contracts with the United States Government for charter flights. FedEx, while continuing to participate in the CRAF program and continuing to bid on military charters with respect to the carriage of cargo, discontinued military passenger flights at the end of September 1992.

     FedEx offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in FedEx's scheduled operations. During fiscal 1998, revenues from charter operations accounted for approximately 0.7% of FedEx's total revenues and approximately 0.6% and 0.9% of total revenues during fiscal 1997 and 1996, respectively.

     LOGISTICS AND ELECTRONIC COMMERCE

     Logistics and Electronic Commerce ("LEC"), formerly Logistics, Electronic Commerce and Catalog, is a division of FedEx which offers information-rich, technology-based products and services which facilitate the movement of goods throughout the order management process. LEC focuses on markets where delivering high-speed, time-definite, information-intensive solutions provide significant customer value. In 1998, LEC further expanded its information systems focus to solutions that enable customers to do business electronically -
- ranging from order-entry to after-sales support. The combination of these electronic commerce capabilities and FedEx's global transportation and information network allow FedEx's customers to create or redesign their supply chains to reduce cost and improve service to their customers.

     LEC offers FedEx customers several products and services. FedEx interNetShip/(SM)/ provides shipment processing capability within the United States on the World Wide Web. From FedEx's World Wide Web page (www.fedex.com), shippers can retrieve precise details on the status of their shipments any time of day from anywhere in the world. FedEx also offers FedEx Ship/(R)/ software, free of charge, that can be used on a personal computer. FedEx Ship allows customers to generate plain-paper airbills on a laser printer, track shipments, order FedEx pickups and maintain a database of shipping addresses and activity using modems and their own personal computers. FedEx PowerShip/(R)/ 2, is a stand-alone automated shipping system which provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, FedEx offers FedEx PowerShip Plus/(R)/ software, which performs the same functions as FedEx PowerShip 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. FedEx PowerShip PassPort/(R)/ is an automated shipping system which is automatically updated with FedEx's system information, such as routing codes and rates. FedEx PowerShip 3/(R)/ enables customers who ship as few as three packages per day to enjoy the advantage of automated shipping.

     PRICING

     FedEx periodically publishes list prices in its Service Guides for the majority of its services. In general, during fiscal 1998, U.S. domestic shipping rates were based on the service selected, weight, size, any ancillary service charge and whether or not the shipment is picked up by a FedEx courier or dropped off by the customer at a FedEx location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are determined by reference to several local and national revenue bands developed by FedEx. In general, the more revenue a particular customer produces, the greater the discount. Of the more than two million current FedEx customers, a significant portion participates in FedEx's discount program.

     To more closely align FedEx's rates with its transportation costs, FedEx introduced distance-based pricing effective July 1, 1997 for U.S. shipments. The rates are based on the weight and size of shipment, the distance between the shipper and the recipient and the service commitment.

SERVICE REVENUES

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ending May 31 (amounts in thousands):


                                     1998            1997            1996
                                     ----            ----            ----

FedEx Priority Overnight         $ 4,852,164     $ 4,485,317     $ 4,170,254
FedEx Standard Overnight           1,958,047       1,758,462       1,616,538
FedEx  2Day                        2,179,188       1,621,643       1,365,430
U.S. domestic freight services       337,098         207,729         132,122
International priority services    2,731,140       2,351,096       1,996,827
International freight services       597,861         604,472         554,143
Charter                               87,902          72,330          92,389
LEC and other*                       511,441         418,701         345,916
                                 -----------     -----------     -----------
Total                            $13,254,841     $11,519,750     $10,273,619
                                 ===========     ===========     ===========
_________________________

*Includes revenues generated by the specialized services summarized above under "Logistics and Electronic Commerce." Also includes revenues from sales of aircraft engine noise-reduction kits and non-U.S. intra-country operations.

     SEASONALITY OF BUSINESS

     FedEx's express package business and international airfreight business are both seasonal in nature. Historically, the U.S. domestic package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. markets, peaks in October and November due to U.S. domestic holiday sales. The latter part of FedEx's third fiscal quarter and late summer, being post winter-holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

     OPERATIONS

     FedEx's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 615 aircraft, approximately 40,900 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites, FedEx Authorized ShipCenters and sophisticated package tracking, billing and communications systems.

     FedEx's primary U.S. domestic sorting facility, the SuperHub located in Memphis, serves as the center of FedEx's multiple hub-and-spokes U.S. domestic system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago.
Facilities in Anchorage, Alaska and Subic Bay, The Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Major sorting and freight handling facilities are located at Narita Airport in Tokyo, Charles de Gaulle Airport in Paris, Stansted Airport outside London and Pearson Airport in Toronto.

     Throughout its worldwide network, FedEx operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, FedEx operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. FedEx has also formed alliances with certain retailers to extend this customer convenience network to over 11,000 drop-off sites in retail stores. In international regions where low package traffic makes FedEx's direct presence less economical, Global Service Participants have been selected to complete deliveries.

     FedEx has an advanced package tracking and billing system, FedEx COSMOS/(R)/, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx's system. For international shipments, FedEx has developed FedEx Expressclear, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

     FUEL SUPPLIES AND COSTS

     During fiscal 1998, FedEx purchased aviation fuel from various suppliers under contracts which vary in length from 12 to 36 months and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices which may fluctuate daily. Management believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for FedEx's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on FedEx.

     In the past three years, FedEx has entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, FedEx makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. FedEx hedges its exposure to jet fuel price market risk only on a conservative, limited basis. No such contracts were outstanding as of May 31, 1998. See Note 14 to Notes to Consolidated Financial Statements set forth in the Company's 1998 Annual Report to Stockholders, which Note is incorporated herein by reference.

     The following table sets forth FedEx's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:

                                TOTAL COST         PERCENTAGE OF TOTAL
            FISCAL YEAR       (IN THOUSANDS)        OPERATING EXPENSE
            -----------       --------------        -----------------

               1998              $570,959                  4.6%
               1997               557,533                  5.2
               1996               461,401                  4.8
               1995               394,225                  4.5
               1994               374,561                  4.7

     Approximately 20% of FedEx's requirement for vehicle fuel is purchased in bulk. The remainder of FedEx's requirement is satisfied by retail purchases with various discounts. The percentage of total operating expense for vehicle fuel purchases for each of the last five fiscal years has not exceeded 1.5%.

     COMPETITION

     The U.S. domestic express market is highly competitive and sensitive to both price and service. Competitors in this market include other express package concerns, principally United Parcel Service of America, Inc. ("UPS") and Airborne Express, passenger airlines offering package express services, regional express delivery concerns, airfreight forwarders and the United States Postal Service.

     The international express package and freight markets are also highly competitive. The ability to compete effectively internationally depends upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. FedEx currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. However, many of FedEx's competitors in the international market are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx. FedEx's principal competitors in the international market are foreign national air carriers, United States passenger airlines and all-cargo airlines and other express package companies including UPS and DHL Worldwide Express.

     REGULATION

     Air

     Under the Federal Aviation Act of 1958, as amended, both the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over FedEx. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx holds various certificates issued by the DOT, authorizing FedEx to engage in U.S. domestic and international air transportation of property and mail on a worldwide basis. FedEx's international authority permits it to carry cargo and mail from several points in its U.S. domestic route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx to operate its air network in the most efficient manner.

     The FAA's regulatory authority relates primarily to safety and operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of FedEx to operate its aircraft in the most efficient manner. FedEx holds an operating certificate granted by the FAA pursuant to Part 121 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as FedEx maintains its standards of safety and meets the operational requirements of the regulations.

     Ground

     The ground transportation performed by FedEx is integral to its air transportation services. Prior to January 1996, FedEx conducted its interstate motor carrier operations pursuant to common and contract carrier authorities issued by the Interstate Commerce Commission ("ICC"). The ICC Termination Act of 1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the DOT.

     The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. FedEx is registered in those states that require registration.

     Communication

     Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, FedEx is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses FedEx's activities pertaining to satellite communications.

     Environmental

     Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx's present aircraft fleet is in compliance with current noise standards of the Federal Aviation Regulations. FedEx's aircraft are also subject to, and are in compliance with, the regulations limiting the level of engine smoke emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx's aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx's significant markets. Congress' passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy which enabled FedEx to plan for noise reduction and better respond to local noise constraints.

     Certain regulations under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act impact FedEx's operations. FedEx is most directly affected by regulations pertaining to underground storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by FedEx.

     EMPLOYEES

     At June 30, 1998, FedEx employed approximately 88,000 permanent full-time and 50,000 permanent part-time employees, of which approximately 21% are employed in Memphis. Employees of FedEx's international branches and subsidiaries in the aggregate comprise approximately 12% of all employees. FedEx believes its relationship with its employees is excellent.

     Negotiations between the FedEx Pilots Association ("FPA") and FedEx led to a tentative collective bargaining agreement in December 1997. By a vote of 56% to 44%, the FPA rejected that agreement on March 11, 1998. In the months following the rejection of the tentative agreement, the FPA installed a new negotiating committee and the FPA president resigned. Formal negotiations aimed at achieving a comprehensive collective bargaining agreement resumed in late July 1998.

     Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although FedEx cannot predict the outcome of these labor activities or their effect on FedEx or its employees, if any, FedEx is responding to these organization attempts.

     FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS

     For information concerning financial results for U.S. domestic and international operations for the three years ended May 31, 1998, 1997 and 1996, refer to Note 12 of Notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report to Stockholders, which Note is incorporated herein by reference.

RPS, INC.

     By focusing on high volume business-to-business customers, maintaining a low cost structure and using appropriate, efficient information technology, RPS has become the second-largest ground small package carrier in the United States. RPS serves customers in the small-package market in North America and between North America and Europe, focusing primarily on the business-to-business delivery of packages weighing up to 150 pounds. RPS provides ground service to 100% of the United States population and overnight service to 66% of the United States population. Through its subsidiary, RPS, Ltd., service is provided to 100% of the Canadian population. Additionally, RPS provides service to Mexico through an alliance with Estefeda Mexicana, S.A. de C.V. RPS service extends to 28 European countries through an alliance with General Parcel Logistics, GmbH. RPS also offers service offshore to Puerto Rico, Alaska and Hawaii via a ground/air network operation in cooperation with other transportation providers.

     RPS provides other specialized transportation services to meet specific customer requirements in the small-package market. RPS conducts its operations primarily with 8,500 owner-operated vehicles and, in addition, owns over 8,700 trailers. Competition for high volume, profitable shipping business focuses largely on providing economical pricing and dependable service. Beginning July 1998, RPS initiated a money-back guarantee on all business-to-business ground deliveries within the continental United States.

     RPS utilizes shipping-automation technology to streamline the handling of more than 1.3 million daily packages. RPS also utilizes software systems and Internet-based applications to offer its customers new ways to connect internal shipment information with external delivery information. In 1998, RPS added multiple-carrier shipment tracing and proof-of-delivery signature functionality to its web site (www.shiprps.com).

     Like FedEx, RPS utilizes a hub-and-spokes sorting and distribution system. The role of an RPS hub is to service its satellite terminals by receiving mainline loads to and from RPS facilities throughout the United States and Canada. The capacity of the hub helps ensure timely delivery of packages moving through the RPS network.

     RPS hubs are equipped with overhead scanners to scan the RPS bar code labels as they travel through the hub network and are automatically routed to ensure the correct destination. The entire package handling process has minimal human intervention, ensuring packages are handled carefully and sorted correctly.

     RPS is headquartered in Pittsburgh, Pennsylvania. Daniel J. Sullivan is the President and Chief Executive Officer of the company. RPS has approximately 23,000 employees. RPS' primary competitors are UPS (non-express services) and the United States Postal Service.

VIKING FREIGHT, INC.

     Viking Freight specializes in one- and two-day less-than-truckload ("LTL") service throughout the western United States. Service is also available to Alaska and Hawaii. Viking Freight's management focuses on achieving high levels of on-time delivery, easy-to-use information technology and responsive customer service.

     With next- and second-business day regional freight service, plus direct ocean service to Alaska and Hawaii, Viking Freight's 4,700 employees handle approximately 12,000 shipments per day, achieving an award-winning on-time delivery performance exceeding that of most other LTL carriers. Consistent with its "Easy To Do Business With" service philosophy, Viking Freight has recently created two customer advisory boards -- one for corporate accounts, the other for smaller shippers -- to better anticipate and meet customers' needs. Viking Freight has enhanced its customer service and today responds to most inquiries within seconds. Viking Freight's web sites (www.vikingfreight.com and www.eztdbw.com) let customers conduct business electronically with convenience and confidence.

     In 1998, for the third time, the National Small Shipments Traffic Conference (NASSTRAC) named Viking Freight its regional LTL carrier of the year. In addition, readers of Logistics Management and Distribution magazine voted Viking Freight "Quality Carrier for 1998," the seventh year Viking Freight has received this award.

     Viking Freight is headquartered in San Jose, California. Rodger G. Marticke is the President and Chief Executive Officer of the company. Viking Freight's primary regional competitors are ConWay Western Express, Inc., USF Bestway, Inc. and USF Reddaway Truck Line, Inc. Viking Freight also competes with other regional and long-haul carriers.

ROBERTS EXPRESS, INC.

     Roberts Express is the world's largest surface-expedited carrier. Roberts Express offers one service -- time-specific, non-stop, door-to-door delivery for critical shipments anytime, anywhere. Each shipper has exclusive vehicle usage, eliminating freight handling since operations are free from freight consolidation. A network of over 2,000 vehicles assures the customer of time-specific service anywhere within the United States and Canada, with pickup in less than ninety minutes within twenty-five miles of any of Roberts Express' 145 ExpressCenters. Customer Link, Roberts Express' integrated two-way satellite communications system, enables the customer to immediately trace his shipment to determine its status and to-the-minute delivery time.

     Service is available 24 hours a day, 365 days a year, including weekends and holidays, at no extra cost. If at any time during transport Roberts Express is more than 15 minutes late, both the shipper and the consignee are notified. If Roberts Express is more than two hours late on delivery, the company will refund the customer 25% of the freight charges. If Roberts Express is more than four hours late on delivery, the company will refund the customer 50% of the freight charges. In many cases, Roberts Express offers (with guaranteed delivery times) a faster and less expensive alternative to heavyweight airfreight.

     To promote even higher levels of productivity and service, Roberts Express recently installed a "dynamic vehicle allocation system." As customer orders are received, the system lets dispatchers evaluate at least 20 load and traffic variables, to help ensure that delivery vehicles are where they need to be, when they need to be, for optimum customer service and fleet utilization.

     Roberts Express is headquartered in Akron, Ohio. R. Bruce Simpson is the President of the company. Roberts Express has approximately 500 employees and 1,500 owner-operators. Daily volume approximates 1,000 shipments. The company's primary competitors are ConWay NOW, Inc., CTX, Emery Expedite, Inc., Landstar Express America, Inc., TNT Expedite and Tri-State Expediting Service, Inc.

CALIBER LOGISTICS, INC.

     Caliber Logistics is a contract logistics provider with expertise across the entire supply chain, from inbound materials management through distribution to the final consumer. Services provided include transportation management, dedicated transportation, warehouse operations and management, just-in-time delivery programs, customer order processing, returnable container management, freight bill payment and auditing and other management services outsourced by its customers.

     An important element in the company's overall value to customers is improved information exchange. Caliber Logistics' transportation management programs use advanced electronic data interchanges to speed communications between customers and their suppliers. Faster communication translates into more cost-effective logistics and competitive advantages. Caliber Logistics manages over 100 logistics contracts, three million shipments per year and over six million square feet of warehouse space.

     Caliber Logistics headquarters is located in Hudson, Ohio. Its European headquarters is located in Leiden, The Netherlands. Thomas I. Escott is the President of the company. Caliber Logistics has approximately 2,900 employees and 600 owner-operators.

RPS, VIKING FREIGHT, ROBERTS EXPRESS - REGULATION

     Prior to January 1996, RPS, Viking Freight and Roberts Express conducted their operations pursuant to common and contract carrier authorities issued by the ICC. The ICC Termination Act of 1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the DOT.

     The operations of RPS, Viking Freight and Roberts Express in interstate commerce are currently regulated by the DOT and the Federal Highway Administration, which retain limited oversight authority over motor carriers. Federal legislation has been enacted that preempted regulation by the states of rates and service in intrastate freight transportation.

     Like other interstate motor carriers, RPS, Viking Freight and Roberts Express are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

     RPS, Viking Freight and Roberts Express are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, RPS, Viking Freight and Roberts Express are subject to numerous regulations dealing with underground fuel storage tanks and each company has environmental management programs to conform with these regulations.

RPS, VIKING FREIGHT, ROBERTS EXPRESS - SEASONALITY

     The transportation and logistics industry is affected directly by the state of the overall economy. Seasonal fluctuations affect tonnage, revenues and earnings. Normally, the fall of each year is the busiest shipping period for each of the three companies; the months of December and January of each year are the slowest. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

ITEM 2.   PROPERTIES

FDX CORPORATION

     The Company does not own any real property. The Company leases two facilities in the Memphis area for its corporate headquarters and administrative offices.

FEDERAL EXPRESS CORPORATION

     FedEx's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

     AIRCRAFT AND VEHICLES

     FedEx's aircraft fleet at June 30, 1998 consisted of the following:

                                                MAXIMUM GROSS
                                              STRUCTURAL PAYLOAD
DESCRIPTION                      NUMBER      (POUNDS PER AIRCRAFT)*
-----------                      ------      ----------------------

McDonnell Douglas MD11            26**              198,500
McDonnell Douglas DC10-30         22**              172,000
McDonnell Douglas DC10-10         47**              142,000
Airbus A300-600                   25**              117,700
Airbus A310-200                   39**               74,200
Boeing B727-200                   95**               59,500
Boeing B727-100                   68**               38,000
Fokker F27-500                    24                 14,000
Fokker F27-600                     8                 12,500
Cessna 208B                      251                  3,500
Cessna 208A                       10                  3,000
                                 ---
 Total                           615

_________________________
*Maximum gross structural payload includes revenue payload and container weight.
**25 MD11, 17 DC10-30, four DC10-10, 25 A300, 16 A310, 13 B727-200 and five
B727-100 aircraft are subject to operating leases.

     The A300s and A310s are two-engine, wide-bodied aircraft which have a longer range and more capacity than B727s. The MD11s are three-engine, wide-bodied aircraft which have a longer range and larger capacity than DC10s. The DC10s are three-engine, wide-bodied aircraft which have been specially modified to meet FedEx's cargo requirements. The B727s are three-engine aircraft configured for cargo service. FedEx's Fokker F27 and Cessna 208 turbo-prop aircraft are leased to unaffiliated operators to support FedEx operations in areas where demand does not justify use of a larger aircraft. An inventory of spare engines and parts is maintained for each aircraft type.

     In addition, FedEx "wet leases" approximately 21 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days notice.

     At June 30, 1998, FedEx operated approximately 40,900 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

     AIRCRAFT PURCHASE COMMITMENTS

     At June 30, 1998, FedEx was committed under various contracts to purchase 11 Airbus A300, 34 MD11 and 50 Ayers ALM 200 aircraft to be delivered through 2007.

     During 1997, FedEx entered into agreements with two airlines to acquire 53 DC10s, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 29 additional DC10s along with additional aircraft engines and equipment.

     SORTING AND HANDLING FACILITIES

     At July 1, 1998, FedEx operated the following sorting and handling facilities:

                                                        SORTING                                     LEASE
                                            SQUARE      CAPACITY                                   EXPIRATION
     LOCATION                   ACRES        FEET      (PER HOUR)*             LESSOR                 YEAR
     --------                   -----        ----      -----------             ------                 ----

NATIONAL
--------
Memphis, Tennessee               479      3,074,440       465,000      Memphis-Shelby County          2012
                                                                             Airport
                                                                            Authority

Indianapolis, Indiana            120        645,000       153,000      Indianapolis Airport           2016
                                                                            Authority

REGIONAL
--------

Fort Worth, Texas                168        641,000        74,000   Fort Worth Alliance Airport       2014
                                                                            Authority

Newark, New Jersey                56        503,800       142,000      Port Authority of New          2010
                                                                        York and New Jersey

Oakland, California               21        191,000        50,000         City of Oakland             2011

METROPOLITAN
------------

Los Angeles, California           25        130,000        53,000       City of Los Angeles           2009

Chicago, Illinois                 55        419,000        15,000         City of Chicago             2018

Anchorage, Alaska+                42        208,000         4,200      Alaska Department of           2013
                                                                     Transportation and Public
                                                                            Facilities

INTERNATIONAL
-------------

Subic Bay,                        18        300,000        16,000     Subic Bay Metropolitan          2002
The Philippines++                                                            Authority

________________________
*    Documents and packages
+    Handles international express package and freight shipments to and from Asia, Europe and North America.
++   Handles intra-Asia express package and freight shipments.

     FedEx's facilities at the Memphis International Airport also consist of aircraft hangars, flight training and fuel facilities, administrative offices and warehouse space. FedEx leases these facilities from the Memphis-Shelby County Airport Authority under several leases. The leases cover land, the administrative and sorting buildings, other facilities, ramps and certain related equipment. FedEx has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate FedEx to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and FedEx's rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

     In addition to the facilities noted above, FedEx has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Charles de Gaulle Airport in Paris, France, Stansted Airport outside
London, England and Pearson Airport in Toronto, Canada.   During 1997,
construction began on FedEx's new European sorting hub at Charles de Gaulle Airport which is expected to open in 2000. The Fort Worth hub became operational in September 1997. Also, new, larger facilities were opened in 1998 at the new Chek Lap Kok airport in Hong Kong, CKS International Airport in Taiwan and Dubai Airport, United Arab Emirates.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     FedEx has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by FedEx. FedEx also leases approximately 90 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices. During fiscal year 1997, FedEx began construction on an office campus in Collierville, Tennessee for its information and telecommunications division, and announced plans to build a headquarters office campus in East Shelby County, Tennessee. See also Item 1, "Business - Federal Express Corporation - Recent Developments."

     FedEx owns 13 and leases 707 facilities for city station operations in the United States. In addition, 159 city stations are owned or leased throughout FedEx's international network. The majority of these leases are for terms of five to ten years. FedEx believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of July 1, 1998, FedEx leased space for 391 FedEx World Service Centers in the United States and had placed approximately 31,000 Drop Boxes. FedEx also owns stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 189 were operating at July 1, 1998. Internationally, FedEx leases space for 46 FedEx World Service Centers and has approximately 964 FedEx Drop Boxes.

     FedEx leases central processing units and most of the disk drives, printers and terminals used for data processing. Owned equipment consists primarily of Digitally Assisted Dispatch Systems ("DADS") terminals used in communications between dispatchers and couriers, computerized routing, tracing and billing equipment used by customers and mobile radios used in FedEx's vehicles. FedEx also leases space on C-Band and Ku-Band satellite transponders for use in its telecommunications network.

RPS, INC.

     As of June 30, 1998, RPS operated 365 facilities, including 25 hubs. Fifty-three of the facilities, 22 of which are hubs, are owned; 312 facilities are leased, generally for terms of three years or less. Twelve of the facilities, three of which are hubs, are operated by RPS, Ltd., RPS' subsidiary operating in Canada. The 25 hub facilities are strategically located to cover the geographic area served by RPS. These facilities average 109,000 square feet and range in size from 26,000 to 236,000 square feet.

     RPS' corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 350,000 square foot building owned by a subsidiary of RPS.

VIKING FREIGHT, INC.

     As of June 30, 1998, Viking operated 43 terminals, 31 of which are owned. The terminals are strategically located to cover the geographic area served by Viking. These facilities range in size from 1,800 to 72,000 square feet of office and dock space, and are located on sites ranging from 1.5 to 21.6 acres. The company's corporate headquarters is located in leased facilities in San Jose, California.

ROBERTS EXPRESS, INC.

     Roberts Express' corporate headquarters is located in Akron, Ohio in owned facilities. Roberts does not use terminal facilities in its business.

CALIBER LOGISTICS, INC.

     Caliber Logistics' corporate headquarters is located in Hudson, Ohio in leased facilities.

ITEM 3.   LEGAL PROCEEDINGS

FEDERAL EXPRESS CORPORATION

     Customers of FedEx have filed four separate class-action lawsuits against FedEx generally alleging that FedEx has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that FedEx continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August of 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin FedEx from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The stay was lifted in July 1998. The complaint in the Alabama case also alleges that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired again on December 31, 1996.

     A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on FedEx's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs have appealed. This case originally alleged that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint.

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

     In November 1987, The Flying Tiger Line Inc. ("Flying Tigers"), a company acquired by FedEx in 1989, received a notice from the United States Environmental Protection Agency ("EPA") identifying Flying Tigers as a potentially responsible party ("PRP") in connection with a "Superfund" site located in Monterey Park, California. The site is a 190-acre landfill which operated from 1948 through 1984. In June 1985, the EPA began a remedial investigation of the site to identify the extent of contamination. The EPA estimates that approximately 0.1% of the waste disposed at the site is attributable to Flying Tigers. Flying Tigers participated in a partial settlement relating to remedial actions for management of contamination and site control. Partial consent decrees were entered in the United States District Court for the Central District of California in 1989 and 1992 which provided, in part, for payments of $109,000 and $230,000, respectively, by Flying Tigers and FedEx to the partial-settlement escrow account. All outstanding issues are not expected to be resolved for several years. Due to several variables which are beyond FedEx's control, it is impossible to accurately estimate FedEx's potential share of the remaining costs, but based on Flying Tigers' relatively insignificant contribution of waste to the site, FedEx believes that its remaining liability will not be material.

THE COMPANY

     The Company and its subsidiaries are subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

      OFFICER, YEAR FIRST
      ELECTED AS OFFICER             AGE                            POSITIONS HELD WITH COMPANY
      ------------------             ---                            ---------------------------
      FREDERICK W. SMITH              53      Chairman, President and Chief Executive Officer of the Company since
             1971                             January 1998; Chairman of FedEx since 1975; Chairman, President and Chief
                                              Executive Officer of FedEx from April 1993 to January 1998; Chief Executive
                                              Officer of FedEx from 1977 to January 1998; and President of FedEx from June
                                              1971 to February 1975.

       DAVID J. BRONCZEK              44      Executive Vice President and Chief Operating Officer of FedEx since January
             1987                             1998; Senior Vice President - Europe, Middle East and Africa of FedEx from
                                              June 1995 to January 1998; Senior Vice President - Europe, Africa and
                                              Mediterranean of FedEx from June 1993 to June 1995; Vice President -
                                              Canadian Operations of FedEx from February 1987 to March 1993; and several sales and operations managerial positions at FedEx from 1976 to 1987.

       T. MICHAEL GLENN               42      Executive Vice President - Market Development and Corporate Communications
             1985                             of the Company since January 1998; Senior Vice President - Marketing,
                                              Customer Service and Corporate Communications of FedEx from June 1994 to
                                              January 1998; Senior Vice President - Marketing and Corporate
                                              Communications of FedEx from December 1993 to June 1994; Senior Vice
                                              President - Worldwide Marketing Catalog Services and Corporate
                                              Communications of FedEx from June 1993 to December 1993; Senior Vice
                                              President - Catalog and Remail Services of FedEx from September 1992 to
                                              June 1993; Vice President - Marketing of FedEx from August 1985 to
                                              September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx from 1981 to 1985.

       ALAN B. GRAF, JR.              44      Executive Vice President and Chief Financial Officer of the Company since
             1987                             January 1998; Executive Vice President and Chief Financial Officer of FedEx
                                              from February 1996 to January 1998; Senior Vice President and Chief
                                              Financial Officer of FedEx from December 1991 to February 1996; Vice
                                              President and Treasurer of FedEx from August 1987 to December 1991; and
                                              various management positions in finance and a senior financial analyst of
                                              FedEx from 1980 to 1987.

      OFFICER, YEAR FIRST
      ELECTED AS OFFICER             AGE                            POSITIONS HELD WITH COMPANY
      ------------------             ---                            ---------------------------
        JAMES S. HUDSON               49      Corporate Vice President - Strategic Financial Planning and Control and
             1992                             Principal Accounting Officer since January 1998; Vice President - Corporate
                                              Financial Planning and Control of FedEx from January 1997 to January 1998;
                                              Vice President, Controller and Chief Accounting Officer of FedEx from
                                              December 1994 to January 1997; Vice President - Finance - Europe, Africa
                                              and Mediterranean of FedEx from July 1992 to December 1994; and various management positions in finance at FedEx from 1974 to 1992.

        DENNIS H. JONES               46      Executive Vice President and Chief Information Officer of the Company since
             1986                             January 1998; Senior Vice President and Chief Information Officer of FedEx
                                              from December 1991 to January 1998; Vice President - Customer Automation
                                              and Invoicing of FedEx from December 1986 to December 1991; and various management positions in finance and a financial analyst of FedEx from 1975 to 1986.

     KENNETH R. MASTERSON             54      Executive Vice President, General Counsel and Secretary of the Company
             1980                             since January 1998; Executive Vice President, General Counsel and Secretary
                                              of FedEx from February 1996 to January 1998; Senior Vice President, General
                                              Counsel and Secretary of FedEx from September 1993 to February 1996; Senior
                                              Vice President and General Counsel of FedEx from February 1981 to September
                                              1993; and Vice President - Legal of FedEx from January 1980 to February
                                              1981.

      DANIEL J. SULLIVAN              52      President and Chief Executive Officer of RPS, Inc. since January 1998;
             1998                             Chairman, President and Chief Executive Officer of Caliber System, Inc.
                                              from January 1996 to January 1998; Chairman, President and Chief Executive Officer of
                                              Roadway Services, Inc. from October 1995 to January 1996; President and Chief
                                              Executive Officer of Roadway Services, Inc. from August 1995 to October 1995;
                                              President and Chief Operating Officer of Roadway Services, Inc. from January 1994 to
                                              August 1995; Senior Vice President and President of National Carrier Group of Roadway
                                              Services, Inc. during 1993; Vice President and President -National Carrier Group of
                                              Roadway Services, Inc. during 1992; Vice President and Group Executive of Roadway
                                              Services, Inc. from July 1990 through 1991; and President of RPS through June 1990.

      OFFICER, YEAR FIRST
      ELECTED AS OFFICER             AGE                            POSITIONS HELD WITH COMPANY
      ------------------             ---                            ---------------------------
       THEODORE L. WEISE              54      President and Chief Executive Officer of FedEx since January 1998;
             1977                             Executive Vice President - Worldwide Operations of FedEx from February 1996 to January 1998; Senior Vice President - Air Operations of FedEx from
                                              August 1991 to February 1996; Senior Vice President - United States and
                                              Canada of FedEx from June 1990 to August 1991; Senior Vice President -
                                              Domestic Ground Operations of FedEx from March 1987 to June 1990; Senior
                                              Vice President - Central Support Services of FedEx from October 1986 to
                                              March 1987; Senior Vice President/General Manager - FedEx World Service
                                              Centers from March 1983 to October 1986; Senior Vice President - Operations
                                              Planning of FedEx from March 1979 to March 1983; Vice President -
                                              Operations Resource and Corporate Planning of FedEx from September 1978 to
                                              March 1979; Vice President - Special Projects and Advanced Planning of
                                              FedEx from April 1977 to September 1978; and Director of Special Projects
                                              of FedEx from 1972 to 1977.

     Officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of the Company or of any of its subsidiaries acting in his or her official capacity, pursuant to which any officer was selected. There are no family relationships between any executive officer and any other executive officer or director of the Company or of any of its subsidiaries. There has been no event involving any executive officer under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

                                    PART II

     Information for Items 5 through 8 of this Report appears in the Company's 1998 Annual Report to Stockholders as indicated in the following table and is incorporated herein by reference.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     Information regarding market information, stockholders and dividends is contained in the Corporate Information section of the Company's 1998 Annual Report to Stockholders, on page 56 under the headings, "Stock listing," "Stockholders" and "Market information" and is incorporated herein by reference. As of August 3, 1998, the closing price of the Company's common stock on the New York Stock Exchange was $60.3125 per share.

     No cash dividends have been declared. The Company has never declared a dividend on its shares because its policy has been to reinvest earnings in the Company's businesses.

     There are no material restrictions on the Company's ability to declare dividends, nor are there any material restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. See Note 4 to Notes to Consolidated Financial Statements set forth in the Company's 1998 Annual Report to Stockholders, which
Note is incorporated herein by reference.

                                                PAGE IN ANNUAL REPORT
                                                    TO STOCKHOLDERS
ITEM 6.   SELECTED FINANCIAL DATA

     Financial Highlights on a Like-Calendar Basis........ 25
     Financial Highlights................................. 26
     Selected Consolidated Financial Data................. 54

     See Management's Discussion and Analysis of Results of Operations and Financial Condition set forth in the Company's 1998 Annual Report to Stockholders for a discussion of factors such as accounting changes, business combinations or dispositions of business operations, that may materially affect the comparability of the information reflected in selected financial data.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    27

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK............................... 33

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Statements of Income.................... 34
     Consolidated Balance Sheets.......................... 35
     Consolidated Statements of Cash Flows................ 36
     Consolidated Statements of Changes in
     Common Stockholders' Investment...................... 37
     Notes to Consolidated Financial Statements........... 38

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding members of the Company's Board of Directors is presented in sections "Voting Securities and Principal Holders Thereof - Security Ownership of Management and Certain Beneficial Owners," "Election of Directors," "Meetings and Committees," "Compensation of Directors," and "Transactions with Management and Others" on pages 2 through 8 and on page 16 of the Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders which will be held September 28, 1998 and is incorporated herein by reference. Information regarding executive officers of the Company is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

     Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be held on September 28, 1998, as indicated in the following table and is incorporated herein by reference.

                                                        PAGE IN PROXY
                                                          STATEMENT
                                                          ---------
ITEM 11.  EXECUTIVE COMPENSATION

     Compensation Information.............................     9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     Voting Securities and Principal Holders Thereof......     2

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others..............    16

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the Notes to Consolidated Financial Statements, and the report thereon of Arthur Andersen LLP, dated July 8, 1998, are presented on pages 34 through 53 of the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference. The Report of Independent Auditors on the consolidated financial statements of Caliber System, Inc. (not presented separately herein) as of December 31, 1996 and for the two years in the period then ended is included as
Exhibit 99 to this Report. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, 7A and 8 hereof, the Company's 1998 Annual Report to Stockholders is not to be deemed as filed as part of this Report.

     2.   FINANCIAL STATEMENT SCHEDULE                                           PAGE NUMBER
                                                                                IN FORM 10-K
                                                                                ------------
Report of Independent Public Accountants on Financial Statement Schedule.........    S-1

Schedule II - Valuation and Qualifying Accounts..................................    S-2

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 1998 Annual Report to Stockholders and incorporated herein by reference.

     3.   EXHIBITS

     Exhibits 2.1, 2.2, 3.1, 3.2, 4.1 through 4.30, 10.1 through 10.98, 12, 13,
21, 23.1, 23.2, 24, 27 and 99 are being filed in connection with this Report and incorporated herein by reference.

     The Exhibit Index on pages E-1 through E-15 is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

     No reports were filed on Form 8-K for the fourth quarter of the Company's fiscal year.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FDX CORPORATION
                                    (Registrant)


                                    BY: /s/ JAMES S. HUDSON
                                        ---------------------------------
                                            James S. Hudson
                                            Corporate Vice President -
                                            Strategic Financial Planning and
                                            Control
                                            (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       SIGNATURE                                     CAPACITY                                   DATE
       ---------                                     --------                                   ----
/s/ FREDERICK W. SMITH*                       Chairman, President and
    -------------------------------           Chief Executive Officer
    Frederick W. Smith                        and Director
                                              (Principal Executive Officer)

/s/ ALAN B. GRAF, JR.*                        Executive Vice President and
    -------------------------------           Chief Financial Officer
    Alan B. Graf, Jr.                         (Principal Financial Officer)


/s/ JAMES S. HUDSON                           Corporate Vice President -                    August 14, 1998
    -------------------------------           Strategic Financial Planning and Control
    James S. Hudson                           (Principal Accounting Officer)

/s/ ROBERT H. ALLEN *                                Director
    -------------------------------
    Robert H. Allen

/s/ ROBERT L. COX *                                  Director
    -------------------------------
    Robert L. Cox

/s/ RALPH D. DENUNZIO *                              Director
    -------------------------------
    Ralph D. DeNunzio

       SIGNATURE                                     CAPACITY                                   DATE
       ---------                                     --------                                   ----
/s/ JUDITH L. ESTRIN *                               Director
    -------------------------------
    Judith L. Estrin

/s/ PHILIP GREER *                                   Director
    -------------------------------
    Philip Greer

/s/ J. R. HYDE, III *                                Director
    -------------------------------
    J. R. Hyde, III

/s/ CHARLES T. MANATT *                              Director
    -------------------------------
    Charles T. Manatt

/s/ GEORGE J. MITCHELL *                             Director
    -------------------------------
    George J. Mitchell

/s/ JACKSON W. SMART, JR.*                           Director
    -------------------------------
    Jackson W. Smart, Jr.

/s/ JOSHUA I. SMITH *                                Director
    -------------------------------
    Joshua I. Smith

/s/ PAUL S. WALSH*                                   Director
    -------------------------------
    Paul S. Walsh

/s/ PETER S. WILLMOTT *                              Director
    -------------------------------
    Peter S. Willmott



*By:  /s/ JAMES S. HUDSON                                                                   August 14, 1998
      -------------------------------
         James S. Hudson
         Attorney-in-Fact

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To FDX Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in FDX Corporation's 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 8, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/ Arthur Andersen LLP
                                    -----------------------------
                                    ARTHUR ANDERSEN LLP



Memphis, Tennessee,
July 8, 1998

                                                                             S-2
                                                                     SCHEDULE II


                       FDX CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                (In thousands)


                                     ADDITIONS

                                               CHARGED           CHARGED                                     BALANCE
                           BALANCE AT            TO                 TO                                          AT
                           BEGINNING          COSTS AND           OTHER                                       END OF
    DESCRIPTION             OF YEAR            EXPENSES          ACCOUNTS             DEDUCTIONS(A)            YEAR
    -----------            ----------         ---------          --------             -------------          ---------
      Accounts
Receivable Allowances
---------------------
1998.................      $  86,154          $  95,634          $   -                 $ 120,379             $  61,409
                           =========          =========          ========              =========             =========
1997.................      $  43,395          $  76,150          $   -                 $  51,415             $  68,130
                           =========          =========          ========              =========             =========
1996.................      $  40,812          $  51,700          $  1,700              $  50,817             $  43,395
                           =========          =========          ========              =========             =========



(A)  Write-offs, net of recoveries.

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

    2.1 Agreement and Plan of Merger dated as of October 5, 1997 among the Registrant (formerly known as Fast Holding Inc.), Federal Express Corporation ("FedEx"), Caliber System, Inc., Fast Merger Sub Inc. and Tires Merger Sub Inc. (Filed as Annex A to Joint Proxy Statement/Prospectus contained in Amendment No. 1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-39483, and incorporated herein by reference.)

    2.2 Amendment No. 1, dated as of January 21, 1998, to Agreement and Plan of Merger dated October 5, 1997 among the Registrant, FedEx, Caliber System, Inc. Fast Merger Sub Inc. and Tires Merger Sub Inc. (Filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K dated January 27, 1998, Commission File No. 333-39483, and incorporated herein by reference.)

    3.1 Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-39483, and incorporated herein by reference.)

    3.2 Amended and Restated By-laws of Registrant (Filed as Exhibit 3.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-39483, and incorporated herein by reference.)

    4.1 Indenture dated as of April 1, 1987 between FedEx and The Bank of New York ("BONY"), as Trustee, relating to FedEx's 10% Senior Notes due April 15, 1999. (Filed as Exhibit 10.36 to FedEx's FY88 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    4.2 Supplemental Indenture No. 2 dated as of April 18, 1989 between FedEx and BONY, relating to FedEx's 10% Senior Notes due April 15, 1999. (Filed as Exhibit 4(a) to FedEx's Current Report on Form 8-K dated April 25, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

    4.3 Supplemental Indenture No. 3 dated as of April 21, 1989 between FedEx and BONY and form of note relating to FedEx's 10% Senior Notes due April 15, 1999. (Filed as Exhibit 4(b) to FedEx's Current Report on Form 8-K dated April 25, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

    4.4 Indenture dated as of May 15, 1989 between FedEx and BONY relating to FedEx's unsecured debt securities. (Filed as an exhibit to FedEx's Registration Statement No. 33-28796 on Form S-3 and incorporated herein by reference.)

    4.5 Supplemental Indenture No. 2 dated as of August 11, 1989 between FedEx and BONY. (Filed as Exhibit 4.2 to FedEx's Registration Statement No. 33-30415 on Form S-3 and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

    4.6 Supplemental Indenture No. 3 dated as of October 15, 1989 between FedEx and BONY relating to FedEx's 9 5/8% Sinking Fund Debentures due October 15, 2019. (Filed as Exhibit 4.2 to FedEx's Current Report on Form 8-K dated October 16, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

    4.7 Supplemental Indenture No. 5 dated as of August 15, 1990 between FedEx and BONY. (Filed as Exhibit 4(c) to FedEx's Current Report on Form 8-K dated August 28, 1990, Commission File No. 1-7806, and incorporated herein by reference.)

    4.8 Indenture dated May 15, 1989 including Supplemental Indenture Nos. 2, 3 and 5 dated as described above, between FedEx and BONY, relating to FedEx's Medium-Term Notes, Series B, the last of which is due August 15, 2006, FedEx's 9 7/8% Notes due April 1, 2002, FedEx's 9.65% Notes due June 15, 2012 and FedEx's 6 1/4% Notes due April 15, 1998. (Filed as described above.)

    4.9 Form of Fixed Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.4 to FedEx's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

    4.10 Form of Floating Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.5 to FedEx's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

    4.11 Form of 9 7/8% Note due April 1, 2002. (Filed as Exhibit 4.1 to FedEx's Current Report on Form 8-K dated March 23, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

    4.12 Form of 9.65% Note due June 15, 2012. (Filed as Exhibit 4.1 to FedEx's Current Report on Form 8-K dated June 18, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

    4.13 Form of 6 1/4% Note due April 15, 1998. (Filed as Exhibit 4.1 to FedEx's Current Report on Form 8-K dated April 21, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

    4.14 Indenture dated as of July 1, 1996 between FedEx and The First National Bank of Chicago, as Trustee, relating to FedEx's unsecured debt securities. (Filed as Exhibit 4.14 to FedEx's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    4.15 Supplemental Indenture No. 1 dated as of July 1, 1997 between FedEx and The First National Bank of Chicago relating to FedEx's 7.60% Notes due July 1, 2097. (Filed as Exhibit 4.1 to FedEx's Current Report on Form 8-K dated July 7, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

    4.16 Form of 7.60% Note due July 1, 2097. (Filed as Exhibit 4.2 to FedEx's Current Report on Form 8-K dated July 7, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

    4.17 Pass Through Trust Agreement dated as of February 1, 1993, as amended and restated as of October 1, 1995, between FedEx and BONY, as Pass Through Trustee, relating to FedEx's 1993 Pass Through Certificates, Series A1, A2, B1, B2, C1 and C2, 1995 Pass Through Certificates, Series A1, A2, B1, B2 and B3 and 1996 Pass Through Certificates, Series A1 and A2. (Filed as Exhibit 4.a.1 to FedEx's Current Report on Form 8-K dated October 26, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

    4.18 Form of 8.04% and 8.76% 1993 Pass Through Certificates, Series A1 and A2 due November 22, 2007 and May 22, 2015, respectively. (Filed as Exhibit 4(a)(2) to FedEx's Current Report on Form 8-K dated February 4, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

    4.19 Form of 6.68% and 7.63% 1993 Pass Through Certificates, Series B1 and B2 due January 1, 2008 and January 1, 2015, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated September 23, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

    4.20 Form of 7.15% and 7.96% 1993 Pass Through Certificates, Series C1 and C2 due September 28, 2012 and March 28, 2017, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated December 2, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

    4.21 Form of 7.63% and 8.06% 1995 Pass Through Certificates, Series A1 and A2 due January 5, 2014 and January 5, 2016, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated August 16, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

    4.22 Form of 6.05%, 7.11% and 7.58% 1995 Pass Through Certificates, Series B1, B2 and B3 due March 19, 1996, January 2, 2014 and July 2, 2019, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated October 26, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

    4.23 Form of 7.85% and 8.17% 1996 Pass Through Certificates, Series A1 and A2 due January 30, 2015 and January 30, 2018, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated June 5, 1996, Commission File No. 1-7806, and incorporated herein by reference.)

    4.24 Pass Through Trust Agreement dated as of March 1, 1994 between FedEx and BONY, as Pass Through Trustee, relating to FedEx's 1994 Pass Through Certificates, Series A310-A1, A310-A2 and A310-A3. (Filed as Exhibit 4.a.1 to FedEx's Current Report on Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

    4.25 Form of 7.53%, 7.89% and 8.40% 1994 Pass Through Certificates, Series A310-A1, A310-A2 and A310-A3 due September 23, 2006, September 23, 2008 and March 23, 2010, respectively. (Filed as
               Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

    4.26 Pass Through Trust Agreement dated as of June 1, 1996 between FedEx and State Street Bank and Trust Company, as Pass Through Trustee, relating to FedEx's 1996 Pass Through Certificates, Series B1 and B2. (Filed as Exhibit 4(a)(1) to FedEx's Registration Statement No. 333-07691 on Form S-3 and incorporated herein by reference.)

    4.27 Form of 7.39% and 7.84% 1996 Pass Through Certificates, Series B1 and B2 due January 30, 2013 and January 30, 2018, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated October 17, 1996, Commission File No. 1-7806, and incorporated herein by reference.)

    4.28 Pass Through Trust Agreement dated as of May 1, 1997 between FedEx and First Security Bank, National Association, as Pass Through Trustee. (Filed as Exhibit 4.a.3 to FedEx's Form 8-K dated May 12, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

    4.29 Form of 7.50%, 7.52% and 7.65% 1997-1 Pass Through Certificates, Class A, B and C due January 15, 2018, January 15, 2018 and January 15, 2014, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated May 22, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

    4.30 Form of 6.72%, 6.845% and 7.02% 1998-1 Pass Through Certificates, Class A, B and C due January 15, 2022, January 15, 2019 and January 15, 2016, respectively. (Filed as Exhibit 4.a.3 to FedEx's Current Report on Form 8-K dated June 30, 1998, Commission File No. 1-7806, and incorporated herein by reference.)

    10.1 Indenture dated as of August 1, 1979 between the Memphis-Shelby County Airport Authority (the "Authority") and BONY, as Trustee. (Refiled as Exhibit 10.1 to FedEx's FY90 Annual Report on
               Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    10.2 Second Supplemental Indenture dated as of May 1, 1982 between the Authority and BONY. (Refiled as Exhibit 10.2 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    10.3 Third Supplemental Indenture dated as of November 1, 1982 between the Authority and BONY. (Refiled as Exhibit 10.3 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    10.4 Fourth Supplemental Indenture dated as of December 1, 1984 between the Authority and BONY relating to 7 7/8% Special Facilities Revenue Bonds, Series 1984 due September 1, 2009. (Refiled as Exhibit 10.4 to FedEx's FY95 Annual Report on
               Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    10.5 Fifth Supplemental Indenture dated as of July 1, 1992 between the Authority and BONY relating to 6 3/4% Special Facilities Revenue Bonds, Refunding Series 1992 due September 1, 2012. (Filed as
               Exhibit 10.5 to FedEx's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

    10.6 Sixth Supplemental Indenture dated as of July 1, 1997 between the Authority and BONY relating to 5.35% Special Facilities Revenue Bonds, Refunding Series 1997 due September 1, 2012. (Filed as
               Exhibit 10.6 to FedEx's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    10.7 Guaranty dated as of August 1, 1979 from FedEx to BONY. (Refiled as Exhibit 10.5 to FedEx's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    10.8 Reaffirmation of Guaranty dated as of May 1, 1982 from FedEx to BONY. (Refiled as Exhibit 10.7 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

    10.9 Reaffirmation of Guaranty dated as of December 1, 1984 from FedEx to BONY relating to Special Facilities Revenue Bonds, Series 1984. (Refiled as Exhibit 10.10 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.10 Reaffirmation of Guaranty dated as of July 30, 1992 from FedEx to BONY relating to Special Facilities Revenue Bonds, Refunding Series 1992. (Filed as Exhibit 10.11 to FedEx's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.11 Reaffirmation of Guaranty dated as of July 1, 1997 from FedEx to BONY relating to Special Facilities Revenue Bonds, Refunding Series 1997. (Filed as Exhibit 10.11 to FedEx's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.12 Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Authority and FedEx. (Refiled as Exhibit 10.12 to FedEx's FY90 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.13 First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and FedEx. (Filed as Exhibit 10.13 to FedEx's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.14 Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx. (Refiled as Exhibit 10.14 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.15 Third Supplemental Lease Agreement dated November 1, 1982 between the Authority and FedEx. (Filed as Exhibit 28.22 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.16 Fourth Supplemental Lease Agreement dated July 1, 1983 between the Authority and FedEx. (Filed as Exhibit 28.23 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.17 Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and FedEx. (Filed as Exhibit 28.24 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.18 Sixth Supplemental Lease Agreement dated April 1, 1984 between the Authority and FedEx. (Filed as Exhibit 28.25 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.19 Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and FedEx. (Filed as Exhibit 28.26 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.20 Eighth Supplemental Lease Agreement dated July 1, 1988 between the Authority and FedEx. (Filed as Exhibit 28.27 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.21 Ninth Supplemental Lease Agreement dated July 12, 1989 between the Authority and FedEx. (Filed as Exhibit 28.28 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.22 Tenth Supplemental Lease Agreement dated October 1, 1991 between the Authority and FedEx. (Filed as Exhibit 28.29 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.23 Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and FedEx. (Filed as Exhibit 10.21 to FedEx's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.24 Twelfth Supplemental Lease Agreement dated July 1, 1993 between the Authority and FedEx. (Filed as Exhibit 10.23 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.25 Thirteenth Supplemental Lease Agreement dated as of June 1, 1995 between the Authority and FedEx. (Filed as Exhibit 10.23 to FedEx's FY96 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.26 Fourteenth Supplemental Lease Agreement dated as of January 1, 1996 between the Authority and FedEx. (Filed as Exhibit 10.24 to FedEx's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.27 Fifteenth Supplemental Lease Agreement dated as of January 1, 1997 between the Authority and FedEx. (Filed as Exhibit 10.1 to FedEx's FY97 Third Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.28 Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and FedEx (Filed as Exhibit 10.28 to FedEx's FY97 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.29 Seventeenth Supplemental Lease Agreement dated as of May 1, 1997 between the Authority and FedEx. (Filed as Exhibit 10.29 to FedEx's FY97 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.30 Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx. (Refiled as Exhibit 10.15 to FedEx's FY90 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.31 First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx. (Filed as Exhibit
               10.25 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.32 Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx. (Filed as
               Exhibit 10.26 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.33 Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx. (Refiled as
               Exhibit 10.25 to FedEx's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.34 Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx. (Filed as Exhibit
               10.20 to FedEx's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.35 Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx. (Filed as Exhibit
               10.35 to FedEx's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.36 Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx. (Filed as Exhibit 10.29 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.37 Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx. (Filed as Exhibit 10.30 to FedEx's FY93 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.38 Indenture dated as of July 1, 1993 between the Authority and BONY, as Trustee, relating to 6.20% Special Facility Revenue Bonds, Series 1993, due July 1, 2014. (Filed as Exhibit 10.31 to FedEx's FY93 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.39 Guaranty dated as of July 1, 1993 from FedEx to BONY relating to 6.20% Special Facility Revenue Bonds, Series 1993. (Filed as
               Exhibit 10.32 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.40 Lease Agreement dated as of May 7, 1985 between the City of Oakland and FedEx. (Filed as Exhibit 28.5 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.41 Affirmative Action Agreement dated as of May 14, 1985, to Lease Agreement dated May 7, 1985, between the City of Oakland and FedEx. (Filed as Exhibit 28.6 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.42 First Supplemental Agreement dated August 5, 1986, to Lease Agreement dated May 7, 1985, between the City of Oakland and FedEx. (Filed as Exhibit 28.7 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.43 Second Supplemental Agreement dated February 17, 1987, to Lease Agreement dated May 7, 1985, between the City of Oakland and FedEx. (Filed as Exhibit 28.8 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.44 Third Supplemental Agreement dated February 1989, to Lease Agreement dated May 7, 1985, between the City of Oakland and FedEx. (Filed as Exhibit 28.9 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.45 Amendment dated August 1, 1989, to Lease Agreement dated May 7, 1985, between the City of Oakland and FedEx. (Refiled as Exhibit
               10.40 to FedEx's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.46 Lease and First Right of Refusal Agreement dated July 22, 1988 between the State of Alaska, Department of Transportation and Public Facilities and FedEx. (Filed as Exhibit 28.10 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.47 Development Agreement dated July 22, 1988, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and FedEx. (Filed as Exhibit 28.11 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.48 Supplement No. 1 dated May 19, 1989, to Development Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and FedEx. (Filed as Exhibit
               28.12 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.49 Supplement No. 1 dated July 19, 1989, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and FedEx. (Filed as Exhibit 28.13 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.50 Right-of-Way Agreement dated September 19, 1989, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and FedEx. (Filed as Exhibit 28.14 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.51 Supplement No. 2 dated April 23, 1991, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and FedEx. (Filed as Exhibit 28.15 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.52 Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 28.16 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.53 Supplement No. 1, dated October 1, 1983 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 28.17 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.54 Supplement No. 2 dated September 1, 1985 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 28.18 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.55 Supplement No. 3 dated June 1, 1992 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 28.19 to FedEx's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.56 Supplement No. 4 dated March 1, 1993 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 10.51 to FedEx's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.57 Supplement No. 5 dated February 1, 1994 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 10.52 to FedEx's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.58 Amended and Restated Land Lease Agreement dated August 1993 between FedEx and the Indianapolis Airport Authority. (Filed as
               Exhibit 10.52 to FedEx's FY94 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.59 Indenture dated as of September 1, 1993 between the City of Indianapolis, Indiana and NBD Bank, N.A., as Trustee, relating to the City of Indianapolis Airport Facility Revenue Refunding Bonds, Series 1994, due April 1, 2017. (Filed as Exhibit 10.1 to FedEx's FY94 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.60 Loan Agreement between the City of Indianapolis and FedEx. (Filed as Exhibit 10.2 to FedEx's FY94 First Quarter Report on
               Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.61       Form of Promissory Note to the City of Indianapolis. (Filed as
               Exhibit 10.3 to FedEx's FY94 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.62 Indenture dated as of October 1, 1994 between Indianapolis Airport Authority and NBD Bank, N. A., as Trustee, relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017. (Filed as Exhibit 10.1 to FedEx's FY95 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.63 Guaranty dated as of October 1, 1994 from FedEx to NBD Bank, N.A. relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017. (Filed as Exhibit 10.2 to FedEx's FY95 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.64 Land and Special Facilities Lease Agreement dated as of October 1, 1994 between FedEx and the Indianapolis Airport Authority relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017. (Filed as Exhibit 10.3 to FedEx's FY95 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.65 Lease Agreement dated October 9, 1994 between FedEx and Subic Bay Metropolitan Authority. (Filed as Exhibit 10.62 to FedEx's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.66 Indenture dated as of April 1, 1996 between Alliance Airport Authority, Inc. and The First National Bank of Chicago, as Trustee, relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021. (Filed as Exhibit 10.66 to FedEx's FY96 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.67 Guaranty dated as of April 1, 1996 from Registrant to The First National Bank of Chicago relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021. (Filed as Exhibit
               10.67 to FedEx's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.68 Land and Special Facilities Lease Agreement dated as of April 1, 1996 between FedEx and AllianceAirport Authority, Inc. relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021. (Filed as Exhibit 10.68 to FedEx's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.69 Assignment and Assumption Agreement dated April 10, 1996 between AllianceAirport Authority, Inc. and the City of Fort Worth, Texas relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021. (Filed as Exhibit 10.69 to FedEx's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.70 1980 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1980 Stock Incentive Plan, as amended. (Filed as Exhibit 10.59 to FedEx's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.71 1983 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1983 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

   10.72 1984 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1984 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

   10.73 1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx's Registration Statement No. 33-20138 on
               Form S-8 and incorporated herein by reference.)

   10.74 1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.75 1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (1993 Stock Incentive Plan was filed as Exhibit A to FedEx's FY93 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx's FY94 Annual Report on
               Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.76       Amendment to FedEx's 1980, 1983, 1984, 1987 and 1989 Stock
               Incentive Plans. (Filed as Exhibit 10.27 to FedEx's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.77       Amendment to FedEx's 1983, 1984, 1987, 1989 and 1993 Stock
               Incentive Plans. (Filed as Exhibit 10.63 to FedEx's FY94 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.78 1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (1995 Stock Incentive Plan was filed as Exhibit A to FedEx's FY95 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as
               Exhibit 99.2 to FedEx's Registration Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

   10.79       Amendment to FedEx's 1980, 1983, 1984, 1987, 1989, 1993 and 1995
               Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.80 1997 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (1997 Stock Incentive Plan was filed as Annex E to Joint Proxy Statement/Prospectus contained in Amendment No. 1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-39483, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx's Registration Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

   10.81 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to FedEx's FY90 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.82 1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (1995 Restricted Stock Plan filed as Exhibit B to FedEx's FY95 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as Exhibit 10.80 to FedEx's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.83 1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx's FY97 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.84 FedEx's Amended and Restated Retirement Parity Pension Plan. (Filed as Exhibit 10.83 to FedEx's FY97 Annual Report on
               Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.85 Management Performance Bonus Plan. (Description of the performance bonus plan contained in the Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, under the heading "Report on Executive Compensation of the Compensation Committee of the Board of Directors" is incorporated herein by reference.)

   10.86 Long-Term Performance Bonus Plan. (A description of each long-term performance bonus plan is contained in the Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, under the heading "Long-Term Incentive Plans - Awards in Last Fiscal Year" and is incorporated herein by reference.)

   10.87 Purchase Agreement between AVSA and FedEx for purchase of Airbus A300 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as
               Exhibit 10.36 to FedEx's FY91 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.88 Amendment Nos. 1 through 4 to Purchase Agreement dated July 3, 1991 between AVSA and FedEx. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits
               10.1 through 10.5 to FedEx's FY97 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.89 Sales Agreement dated April 7, 1995 between FedEx and American Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to FedEx's FY95 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

   10.90 Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between FedEx and American Airlines, Inc. (Filed as Exhibit 10.93 to FedEx's FY97 Annual Report on
               Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

   10.91 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx's FY97 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.92 Letter Agreement No. 3 dated July 15, 1997, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas and FedEx. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit
               10.1 to FedEx's FY98 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.93 Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and February 26, 1998, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibits 10.1 through 10.3 to FedEx's FY98 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.94 Aircraft Sales Agreement dated as of April 21, 1998 between Flightlease, Ltd. and FedEx. Confidential treatment has been requested for certain confidential portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the Commission.

   10.95 Credit Agreement dated January 15, 1998 among Registrant and The First National Bank of Chicago, individually and as agent, and certain lenders. (Filed as Exhibit 10.1 to Registrant's FY98 Third Quarter Report on Form 10-Q, Commission File No. 333-39483, and incorporated herein by reference.)

   10.96       Registrant's Retirement Plan for Outside Directors. (Filed as
               Exhibit 10.85 to Fedex's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.97 First Amendment to Registrant's Retirement Plan for Outside Directors. (Filed as Exhibit 10.86 to Fedex's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.98 Registrant's Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to Fedex's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT
  ------                    ----------------------

     12        Statement re Computation of Ratio of Earnings to Fixed Charges.

     13 Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1998.

     21        Subsidiaries of Registrant.

     23.1      Consent of Independent Public Accountants.

     23.2      Consent of Independent Auditors.

     24        Powers of Attorney.

     27        Financial Data Schedule.

     99        Report of Independent Auditors.