Form 10-Q
period 1998-08-31
FDX CORP
filed 1998-10-13
CIK 1048911

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1998, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________.

                         COMMISSION FILE NUMBER:  333-39483


                                  FDX CORPORATION
               (Exact name of registrant as specified in its charter)



                Delaware                               62-1721435
        (State of incorporation)                    (I.R.S. Employer
                                                   Identification No.)
     6075 Poplar Avenue, Suite 300
           Memphis, Tennessee                             38119
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                 Outstanding Shares at September 30,
 Common Stock, par value $.10 per share                   1998
                                                       147,553,130
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FDX CORPORATION

                                       INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                           PAGE
Condensed Consolidated Balance Sheets
   August 31, 1998 and May 31, 1998. . . . . . . . . . . . . . . . . . . .  3-4

Condensed Consolidated Statements of Income
   Three Months Ended August 31, 1998 and 1997 . . . . . . . . . . . . . .    5

Condensed Consolidated Statements of Cash Flows
   Three Months Ended August 31, 1998 and 1997 . . . . . . . . . . . . . .    6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . 7-11

Review of Condensed Consolidated Financial Statements
   by Independent Public Accountants . . . . . . . . . . . . . . . . . . .   12

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .   13

Management's Discussion and Analysis of Results of Operations
   and Financial Condition . . . . . . . . . . . . . . . . . . . . . . . .14-21

                            PART II.  OTHER INFORMATION

Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .   22

Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   22

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  E-1

                                  FDX CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                      August 31,
                                                         1998          May 31,
                                                     (Unaudited)        1998
                                                     ------------    -----------
                                                           (In thousands)
Current Assets:
   Cash and cash equivalents . . . . . . . . .        $   195,181   $   229,565
   Receivables, less allowances of
      $64,666,000 and $61,409,000. . . . . . .          1,976,815     1,943,423
   Spare parts, supplies and fuel. . . . . . .            351,132       364,714
   Deferred income taxes . . . . . . . . . . .            245,508       232,790
   Prepaid expenses and other. . . . . . . . .             88,931       109,640
                                                     ------------    -----------
         Total current assets. . . . . . . . .          2,857,567     2,880,132
                                                     ------------    -----------
Property and Equipment, at Cost. . . . . . . .         12,881,046    12,463,874
   Less accumulated depreciation and amortization       6,748,229     6,528,824
                                                     ------------    -----------
         Net property and equipment. . . . . .          6,132,817     5,935,050
                                                     ------------    -----------
Other Assets:
   Goodwill. . . . . . . . . . . . . . . . . .            353,079       356,272
   Equipment deposits and other assets . . . .            505,627       514,606
                                                     ------------    -----------
         Total other assets. . . . . . . . . .            858,706       870,878
                                                     ------------    -----------
                                                      $ 9,849,090   $ 9,686,060
                                                     ------------    -----------
                                                     ------------    -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                      August 31,
                                                         1998          May 31,
                                                     (Unaudited)        1998
                                                     ------------    -----------
                                                           (In thousands)
Current Liabilities:
   Current portion of long-term debt . . . . .       $   265,481   $   257,529
   Accounts payable. . . . . . . . . . . . . .         1,031,691     1,145,410
   Salaries, wages and benefits. . . . . . ..            589,304       612,482
   Accrued expenses. . . . . . . . . . . . . .           904,922       788,418
                                                     ------------    -----------
         Total current liabilities . . . . . .         2,791,398     2,803,839
                                                     ------------    -----------
Long-Term Debt, Less Current Portion . . . . .         1,371,302     1,385,180

Deferred Income Taxes. . . . . . . . . . . . .           268,940       274,147

Other Liabilities. . . . . . . . . . . . . . .         1,324,863     1,261,664

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment:
   Common Stock, $.10 par value;
      400,000,000 shares authorized,
       147,460,802 and 147,410,578 issued. . .             14,746        14,741
   Additional paid-in capital. . . . . . . . .            994,518       992,821
   Retained earnings . . . . . . . . . . . . .          3,148,733     2,999,354
   Deferred compensation . . . . . . . . . . .            (24,688)      (18,409)
   Cumulative foreign currency
      translation adjustments. . . . . . . . .            (40,722)      (27,277)
                                                     ------------    -----------
         Total common stockholders'
          investment. . . . . . . . . . . . ..          4,092,587     3,961,230
                                                     ------------    -----------
                                                      $ 9,849,090   $ 9,686,060
                                                     ------------    -----------
                                                     ------------    -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                       Three Months Ended
                                                            August 31,
                                                      ------------------------
                                                         1998         1997
                                                      ----------   -----------
                                                       (In thousands, except
                                                         per share amounts)
Revenues . . . . . . . . . . . . . . . . . . .        $4,082,302    $3,866,491

Operating Expenses:
   Salaries and employee benefits. . . . . . .         1,748,116     1,637,041
   Purchased transportation. . . . . . . . . .           371,221       328,706
   Rentals and landing fees. . . . . . . . . .           331,559       292,393
   Depreciation and amortization . . . . . . .           250,177       230,144
   Maintenance and repairs . . . . . . . . . .           248,610       212,599
   Fuel    . . . . . . . . . . . . . . . . . .           149,431       178,738
   Other . . . . . . . . . . . . . . . . . . .           699,345       682,965
                                                      ----------   -----------
                                                       3,798,459     3,562,586
                                                      ----------   -----------
Operating Income . . . . . . . . . . . . . . .           283,843       303,905
Other Income (Expense):
   Interest, net . . . . . . . . . . . . . . .           (25,234)      (29,668)
   Other, net. . . . . . . . . . . . . . . . .            (3,261)       10,549
                                                      ----------   -----------
                                                         (28,495)      (19,119)
                                                      ----------   -----------
Income Before Income Taxes . . . . . . . . . .           255,348       284,786

Provision for Income Taxes . . . . . . . . . .           105,969       120,009
                                                      ----------   -----------
Net Income . . . . . . . . . . . . . . . . . .        $  149,379    $  164,777
                                                      ----------   -----------
                                                      ----------   -----------
Earnings per common share:
   Basic . . . . . . . . . . . . . . . . . . .        $     1.01    $     1.13
                                                      ----------   -----------
                                                      ----------   -----------
   Assuming dilution . . . . . . . . . . . . .        $     1.00    $     1.11
                                                      ----------   -----------
                                                      ----------   -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       Three Months Ended
                                                            August 31,
                                                      ------------------------
                                                         1998         1997
                                                      ----------   -----------
                                                            (In thousands)
Net Cash Provided by Operating Activities. . .       $   395,901   $   322,655

Investing Activities:
   Purchases of property and equipment, including
      deposits on aircraft . . . . . . . . . .          (495,238)     (388,188)
   Proceeds from disposition of property
      and equipment:
         Sale-leaseback transactions . . . . .                 -        81,500
         Reimbursements of A300 deposits . . .            23,630        85,169
         Other dispositions. . . . . . . . . .            11,149        45,796
   Proceeds from sale of A300 purchase rights
      and other, net . . . . . . . . . . . . .            42,745        17,556
                                                      ----------   -----------
Net cash used in investing activities. . . . .          (417,714)     (158,167)
                                                      ----------   -----------
Financing Activities:
   Proceeds from debt issuances. . . . . . . .                 -       267,105
   Principal payments on debt. . . . . . . . .            (6,000)     (362,846)
   Proceeds from stock issuances . . . . . . .             1,597         3,591
   Other, net. . . . . . . . . . . . . . . . .            (8,168)       (7,441)
                                                      ----------   -----------
Net cash used in financing activities. . . . .           (12,571)      (99,591)
                                                      ----------   -----------
Net (decrease) increase in
   cash and cash equivalents . . . . . . . . .           (34,384)       64,897
Cash and cash equivalents at beginning of period         229,565       161,361
                                                      ----------   -----------
Cash and cash equivalents at end of period . .       $   195,181   $   226,258
                                                      ----------   -----------
                                                      ----------   -----------
Cash payments for:
   Interest (net of capitalized interest). . .       $    22,942   $    18,332
                                                      ----------   -----------
                                                      ----------   -----------
   Income taxes. . . . . . . . . . . . . . . .       $    36,228   $    26,145
                                                      ----------   -----------
                                                      ----------   -----------
Non-cash investing and financing activities:
   Fair value of assets surrendered under
      exchange agreements (with two airlines).       $    10,446   $    25,741
   Fair value of assets acquired under
      exchange agreements. . . . . . . . . . .             6,690        31,413
                                                      ----------   -----------
   Fair value of assets receivable (liabilities
      incurred) under exchange agreements. . .       $     3,756    $   (5,672)
                                                      ----------   -----------
                                                      ----------   -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                  FDX CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


(1)  BUSINESS COMBINATION AND BASIS OF PRESENTATION

     On January 27, 1998, Federal Express Corporation ("FedEx") and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of a newly-formed holding company, FDX Corporation (the "Company"). In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received
0.8 shares of the Company's common stock for each share of Caliber common stock. Each share of FedEx common stock was automatically converted into one share of the Company's common stock. There were approximately 146,800,000 of $0.10 par value shares so issued or converted. The accompanying financial statements have been restated to include the financial position and results of operations for both FedEx and Caliber for all periods presented.

     Prior to the current fiscal year, Caliber operated on a 13 four-week period calendar ending December 31 with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter. FedEx's fiscal year ending May 31 consists of four, three-month quarters. The Company's consolidated results of operations and cash flows for the quarter ended August 31, 1997 comprise Caliber's prior year period from May 25, 1997 to August 16, 1997 consolidated with FedEx's quarter ended August 31, 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of August 31, 1998 and the consolidated results of its operations and its consolidated cash flows for the three-month periods ended August 31, 1998 and 1997. Operating results for the three-month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

     Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income, net of taxes, for the three months ended August 31, 1998 and 1997 was $135,934,000 and $160,875,000, respectively.

     Effective June 1, 1998, the Company also adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for
these costs, requiring certain of them to be capitalized.   For the three
months ended August 31, 1998, incremental costs of $7,200,000 were capitalized.

     Certain prior period amounts have been reclassified to conform to the current presentation.

(3) LONG-TERM DEBT

                                                      August 31,
                                                         1998           May 31,
                                                     (Unaudited)         1998
                                                     ------------    -----------
                                                           (In thousands)

     Unsecured notes payable, interest rates of
          7.60% to 10.57%, due through 2098.........  $1,247,872    $1,253,770
     Unsecured sinking fund debentures, interest
          rate of 9.63%, due through 2020...........      98,546         98,529
     Capital lease obligations and tax exempt bonds,
          interest rates of 5.35% to 7.88%,
          due through 2017..........................     253,425        253,425
          Less bond reserves........................       9,024          9,024
                                                     ------------    -----------
                                                         244,401        244,401
     Other debt, interest rates of 9.68% to 9.98%...      45,964         46,009
                                                     ------------    -----------
                                                       1,636,783      1,642,709
          Less current portion......................     265,481        257,529
                                                     ------------    -----------
                                                      $1,371,302     $1,385,180
                                                     ------------    -----------
                                                     ------------    -----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a total commitment of $1,000,000,000, all of which was available at August 31, 1998. This agreement is composed of two parts. The first part provides for a commitment of $800,000,000 through January 15, 2003. The second part provides for a commitment of $200,000,000 through January 14, 1999. Interest rates on borrowings under this agreement and commercial paper borrowings, if any, are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Borrowings under this credit agreement and commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of August 31, 1998, none of these shares had been issued.

(5)  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share for the three-month periods ended August 31, 1998 and 1997 was as follows (in thousands, except per share amounts):

                                                              Three Months
                                                            Ended August 31,
                                                        -----------------------
                                                          1998           1997
                                                        ---------     ----------
Net income applicable to common
   stockholders. . . . . . . . . . . . . . . .          $149,379      $164,777
                                                        ---------     ----------
                                                        ---------     ----------
Average shares of common stock
   outstanding . . . . . . . . . . . . . . . .           147,434       146,337
                                                        ---------     ----------
                                                        ---------     ----------
Basic earnings per share . . . . . . . . . . .          $   1.01      $   1.13
                                                        ---------     ----------
                                                        ---------     ----------
Average shares of common stock
   outstanding . . . . . . . . . . . . . . . .           147,434       146,337
Common equivalent shares:
   Assumed exercise of outstanding
      dilutive options . . . . . . . . . . . .             6,358         6,999
   Less shares repurchased from proceeds
      of assumed exercise of options . . . . .            (4,421)       (4,627)
                                                        ---------     ----------
Average common and common
   equivalent shares . . . . . . . . . . . . .           149,371       148,709
                                                        ---------     ----------
                                                        ---------     ----------
Diluted earnings per share . . . . . . . . . .          $   1.00      $   1.11
                                                        ---------     ----------
                                                        ---------     ----------

(6)  COMMITMENTS

     As of August 31, 1998, the Company's purchase commitments for the remainder of 1999 and annually thereafter under various contracts are as follows (in thousands):

                                    Aircraft-
                       Aircraft     Related(1)     Other(2)            Total
                       --------     ----------     --------            -----
     1999 (remainder)  $244,600      $413,400      $471,600         $1,129,600
     2000               639,400       578,800       217,100          1,435,300
     2001               269,800       509,000        59,600            838,400
     2002               240,600       156,200        18,100            414,900
     2003               457,400       156,600             -            614,000

     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2)  Vehicles, facilities, computers and other equipment.

     FedEx is committed to purchase nine Airbus A300s, 33 MD11s and 50 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $70,094,000 have been made toward these purchases.

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

     During the three-month period ended August 31, 1998, FedEx acquired three Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1998. At the time of delivery, FedEx sold its rights to purchase these aircraft to third parties who reimbursed FedEx for its deposits on the aircraft and paid additional consideration. FedEx then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1998 for the three Airbus A300s are as follows (in thousands):

                          1999         $ 12,900
                          2000           15,500
                          2001           15,800
                          2002           15,900
                          2003           17,700
                          Thereafter    336,200

(7)  LEGAL PROCEEDINGS

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

               REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         BY INDEPENDENT PUBLIC ACCOUNTANTS



     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1998, and the related condensed consolidated statements of income for the three-month periods ended August 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1998 and 1997, included herein, as indicated in their report thereon included on page 13.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of FDX Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of FDX Corporation and subsidiaries as of August 31, 1998 and the related condensed consolidated statements of income for the three-month periods ended August 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FDX Corporation and subsidiaries as of May 31, 1998 and the related consolidated statements of income, changes in common stockholders' investment and cash flows for the year then ended. In our report dated July 8, 1998, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet of FDX Corporation and subsidiaries as of May 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                          Arthur Andersen LLP





Memphis, Tennessee
September 23, 1998

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the three months ended August 31, 1998, the Company recorded consolidated net income of $149 million ($1.00 per share, assuming dilution) on revenues of $4.1 billion compared with net income of $165 million ($1.11 per share, assuming dilution) on revenues of $3.9 billion for the same period in the prior year.

     The prior year's results included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. During the 12 operating days of the strike, Federal Express Corporation ("FedEx") delivered approximately 800,000 additional U.S. domestic express packages per day, and RPS, Inc. ("RPS") delivered approximately 300,000 additional packages per day. Although it is difficult to estimate with precision the impact of this additional volume, FedEx and RPS have retained a portion of this volume. The Company analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $170 million in revenues and approximately $.25 additional earnings per share to that quarter.

     Excluding the strike-related impact, diluted earnings per share for the quarter rose from $.86 in the prior year to $1.00 in the current year. These increased earnings per share were achieved primarily through improved results domestically at FedEx as well as at RPS and Viking Freight, Inc. ("Viking").

Revenues

     The following table shows a comparison of revenues (in millions):

                                                First Quarter
                                                    Ended
                                                  August 31,
                                             --------------------      Percent
                                               1998        1997         Change
                                             ---------   --------      ---------
FedEx:
   U.S. domestic express. . . . . . . .      $2,423       $2,335          + 4
   International Priority (IP). . . . .         725          655          +11
   International Express Freight (IXF)
      and Airport-to-Airport (ATA). . .         134          151          -11
   Charter, Logistics services
      and other . . . . . . . . . . . .         135          156          -13
                                             ---------   --------
                                              3,417        3,297          + 4
                                             ---------   --------
RPS . . . . . . . . . . . . . . . . . .          41          357          +23
Viking. . . . . . . . . . . . . . . . .          95          103          - 7
Other . . . . . . . . . . . . . . . . .         129          110          +18
                                             ---------   --------
                                             $4,082       $3,867          + 6
                                             ---------   --------
                                             ---------   --------

     The following table shows a comparison of selected operating statistics (packages, pounds and shipments in thousands):

                                                First Quarter
                                                    Ended
                                                  August 31,
                                             --------------------      Percent
                                               1998        1997         Change
                                             ---------   --------      ---------
FedEx:
   U.S. domestic express:
      Average daily packages. . . . . .       2,725        2,692          + 1
      Revenue per package . . . . . . .      $13.47       $13.55          - 1

   IP:
      Average daily packages. . . . . .         265          246          + 8
      Revenue per package . . . . . . .      $41.45       $41.56            -

   IXF/ATA:
      Average daily pounds. . . . . . .       2,621        2,652          - 1
      Revenue per pound . . . . . . . .      $  .77       $  .89          -13

   Operating weekdays . . . . . . . . .          66           64

RPS:
      Average daily packages. . . . . .       1,311        1,231          + 6
      Revenue per package . . . . . . .      $ 5.25       $ 5.00          + 5

   Operating weekdays . . . . . . . . .          64           58

Viking:
      Shipments per day . . . . . . . .        12.8         17.0          -25
      Revenue per hundredweight . . . .      $ 9.64       $ 8.69          +11

   Operating weekdays . . . . . . . . .          65           58

     FedEx's U.S. domestic package volume growth was relatively flat primarily due to the impact of the additional volume during the UPS strike in the prior year. The majority of the strike-related volume was in the deferred service category, generally at list price and above average weight per package. Excluding the revenue and volume associated with the strike and the proceeds from a temporary fuel surcharge in the prior year, U.S. domestic average daily package volume and revenue per package (yield) increased 6% and 2% year over year, respectively, in the current quarter. Management expects total U.S. domestic package volume in 1999 to grow at a lower rate than that experienced in the past two fiscal years. Management believes that U.S. domestic yield should remain stable or increase slightly year over year during the remainder of 1999 due to continued effects of yield-management actions, including a 3% to 4% rate increase in February 1998. Actual results may vary depending on the impact of domestic economic conditions, competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.

     FedEx's IP revenue and volume year-over-year growth rates slowed to 11% and 8% for the quarter, respectively. In the current quarter, which contained two additional operating days, IP revenue rose 7% on a daily basis. Slower growth in the current quarter was primarily due to weakness in Asian markets and was especially evident in U.S. outbound shipments to that region. Total IP yield remained stable during the quarter compared to the same period of the prior year. Management expects continued pressure on IP volume and yield for the remainder of 1999. Actual IP results will depend on international economic conditions, actions by FedEx's competitors and regulatory conditions for international aviation rights.

     FedEx's airfreight (IXF/ATA) volume, revenue and yield declined year over year for the quarter. IXF volume (a space-confirmed, time-definite service) increased 3% for the quarter, but yield declined 12% for the same period. ATA volume (a lower-priced, space-available service) decreased 9% for the quarter, with yield lower by 17% for the same period. Management expects airfreight volume and yield to continue to decline, year over year, through the balance of 1999. Due to the impact of difficult international economic conditions on IP and airfreight traffic, management has adjusted the Company's expansion and aircraft deployment plans accordingly. Actual airfreight results will, however, depend on international economic conditions, actions by the Company's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

     RPS's year-over-year revenue growth of 23% for the quarter reflected six additional operating days in the current year's first quarter. The prior year's revenue included approximately $20 million of UPS strike-related revenue. After adjusting for the additional operating days and the benefit of the UPS strike, revenue increased 18% year over year. This revenue growth is a result of a 12% increase in average daily volume, after adjusting for the prior year's strike-related volume, and a 5% increase in yield. Yields improved as a result of various yield-management actions, including a 3.7% rate increase in February 1998.

     Viking's prior year revenues and shipment statistics reflect the operations of Central Freight Lines Inc., which was sold at the end of June 1997, in conjunction with Viking's restructuring in March 1997. Due to this divestiture, revenue and shipments declined 17% and 25%, respectively, on a daily basis considering seven additional operating days in the current year's first quarter. At the same time, revenue per hundredweight increased 11% primarily due to the restructuring.

Operating Expenses

     Salaries and employee benefits rose 7% for the quarter, primarily due to higher employment levels associated with volume growth. After adjusting for prior year items, primarily the additional revenue and salaries and employee benefits expense associated with the UPS strike and the proceeds from a temporary fuel surcharge, the increase is consistent with the rate of revenue growth. Included in the prior year's expense was a $25 million special appreciation bonus for U.S. operations employees at FedEx for their extra efforts during the UPS strike and increased provisions under the Company's performance-based incentive compensation plans.

     The increase in purchased transportation for the quarter was primarily volume related, with the majority of the increase occurring at RPS.

     A 13% increase for the quarter in rentals and landing fees was primarily due to additional facilities and aircraft leased by FedEx. The current year's expense includes additional building leases at the Indianapolis and Alliance-Fort Worth hubs. As of August 31, 1998, FedEx had 89 wide-bodied aircraft under operating lease compared with 82 as of August 31, 1997. The prior year's expense was favorably impacted by approximately $9 million of a $17 million net gain resulting from the destruction of a leased MD11 aircraft in an accident in July 1997 (described below in Other Income and Expense and Income Taxes). Management expects year-over-year increases in lease expense to continue as FedEx enters into additional aircraft rental agreements during 1999 and thereafter. FedEx expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Maintenance and repairs expense increased 17% for the quarter primarily due to higher year-over-year engine maintenance expense on MD11 and B727 aircraft. In the first quarter of 1998, an operating reserve for the disposition of leased B747 was increased $9 million, with the majority of this increase recorded as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the increasing size and age of FedEx's fleet and the variety of aircraft types.

     Fuel expense fell 16% for the quarter primarily as a result of a 24% decline in average jet fuel price per gallon, partially offset by a 10% increase in jet fuel gallons consumed. The prior year's first quarter fuel expense included payments made by FedEx under contracts which were designed to limit FedEx's exposure to fluctuations in jet fuel prices. Effective August 1, 1997, FedEx lifted its temporary 2% fuel surcharge that had been in place on certain U.S. domestic and U.S. export shipments. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

     Other operating expense increased at a lower rate than revenue because the prior year included incremental expenses associated with the additional volume during the UPS strike, including temporary manpower and uniforms and supplies. Other operating expense includes temporary manpower and other outside service contracts, communications expense and the cost of sales of engine noise reduction kits.

Operating Income

     Including the impact of the UPS strike on prior year results, the Company's consolidated operating income decreased 7% for the quarter from the prior year. Excluding the impact of the UPS strike, operating income increased 15% due to improved results domestically at FedEx, RPS and Viking.

     FedEx's U.S. domestic operating income was $205 million and $241 million for the quarters ended August 31, 1998 and 1997, respectively. The prior year's operating income included approximately $50 million related to the UPS strike as well as proceeds from a 2% temporary fuel surcharge through August 1, 1997. Excluding these prior year factors, operating income increased 23%, cost per package rose 0.9%, yields increased 2% and package volume grew 6%. Sales of engine noise reduction kits contributed $29 million and $36 million to U.S. domestic operating income in the first quarter of 1999 and 1998, respectively. FedEx's U.S. domestic operating margin for the quarter was 8.2%, compared with 9.9% (7.4%, excluding the aforementioned prior year items) for the same period in the prior year.

     FedEx's international operating income was $14 million for the quarter, compared with $23 million for the prior year. International operating results declined as a result of slower IP volume growth and declining airfreight volumes at a time of year-over-year capacity increases. Fixed costs associated with the increased capacity, including salaries and employee benefits and aircraft lease expense, also negatively impacted international results. In addition, the net effect of foreign currency fluctuations contributed to the decline in FedEx's international operating income.
FedEx's international operating margin was 1.5% for the quarter compared with 2.7% for the same period in the prior year.

     RPS reported operating income of $49 million for the first quarter of 1999, compared with $34 million for the prior year. The current quarter has six additional operating days as compared to the prior year's first quarter. The prior year's results include approximately $6 million of operating income related to the UPS strike. Operating margin increased to 11.0%, compared with 9.6% for the prior year due to continued package volume growth and yield-management actions.

     Viking's operating income for the quarter was $7 million, compared with an operating loss of $5 million in the prior year. Prior year results include the operations of divisions which were subsequently sold or shut down.

Other Income and Expense and Income Taxes

     Net interest expense declined 15% for the quarter due to lower debt levels at the Company and a slightly higher amount of capitalized interest at FedEx.

     Other, net for the prior year's first quarter included a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. At that time, FedEx realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on the leased aircraft. Approximately $8 million of this gain was recorded in non-operating income.

FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $195 million at August 31, 1998, a decrease of $34 million since May 31, 1998. Cash provided from operations was $396 million for the current quarter compared with $323 million for the same period in the prior year. The Company currently has a $1.0 billion bank revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flow from operations, the commercial paper program and the bank revolving credit facility will adequately meet the Company's working capital needs for the foreseeable future.

Capital Resources

     The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunication equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including global economic conditions, volume growth, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

     Capital expenditures for the first three months of 1998 totaled $495 million and included one MD11, aircraft modifications, customer automation and computer equipment and vehicles and ground support equipment. In comparison, prior year expenditures totaled $388 million and included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. In June 1997, an MD11 purchased in February 1997 was sold and leased back. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

     Proceeds from the disposition of property and equipment for the year-to-date period ended August 31, 1997 included proceeds from the sale of Viking's south- western division and other Viking assets in conjunction with the restructuring of Viking's operations.

     Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

Market Risk Sensitive Instruments and Positions

     There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 1998.

YEAR 2000 COMPLIANCE

Introduction

     The Company's operating subsidiaries rely heavily on sophisticated information technology ("IT") for their business operations. For example, FedEx maintains electronic connections with more than a million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The FedEx Y2K Project Office, which was established in 1996, coordinates and supports FedEx's Y2K compliance effort. FedEx has engaged a major international consulting firm to assist it in its Y2K program management. This consulting firm has recommended to the Company that the firm extend its Y2K program management oversight to the Company's other operating subsidiaries. The Company has adopted this recommendation, and the managers of the operating subsidiaries are in the process of implementing it. The oversight provided by the consulting firm to the Company's other operating subsidiaries should add further controls to the subsidiaries' Y2K compliance schedule and overall Y2K project management.

     The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

     Generally, the Company believes that FedEx's Y2K compliance effort is on schedule. The Y2K compliance efforts of the Company's other operating subsidiaries are behind schedule, but these companies are in the process of accelerating their Y2K programs, and both their IT and Non-IT systems are targeted for Y2K compliance by November 1, 1999.

State of Readiness

     FedEx has inventoried all business-critical infrastructure and applications software (collectively, "IT Systems"). Assessment/Design (researching the compliance status and determining the impact of, and renovation requirements for, FedEx IT Systems) and renovation (making FedEx IT Systems compliant) are approximately 85% and 75% complete, respectively. Testing, which involves validating compliance, is approximately 65% complete. Certification, which involves FedEx's independent, internal review to verify that the appropriate testing process has occurred, is approximately 40% complete.

     The Company's other operating subsidiaries have completed the inventory and assessment phases relating to business-critical IT Systems. The remaining phases relating to IT Systems are underway.

     FedEx's IT Systems compliance effort is targeted to be 95% complete by December 31, 1998 and 100% complete by September 1, 1999. The IT Systems compliance effort of the Company's other operating subsidiaries is targeted to be 100% complete by November 1, 1999.

     The inventory and assessment phases of FedEx's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") are 100% complete. The remaining phases relating to FedEx's Non-IT Systems are targeted for completion by May 31, 1999. The inventory and assessment phases relating to the Non-IT Systems of the Company's other operating subsidiaries are targeted for completion by July 31, 1999, with the remaining phases targeted to be complete by November 1, 1999.

Y2K Interfaces with Material Third Parties

     FedEx is making concerted efforts to understand the Y2K status of third parties (including, among others, domestic and international government agencies, customs bureaus, U.S. and international airports and air traffic control systems, vendors and suppliers) whose Y2K non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. FedEx is actively encouraging Y2K compliance on the part of third parties and is developing contingency plans in the event of their Y2K non-compliance.

     In conjunction with the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), FedEx is involved in a global and industry-wide effort to understand the Y2K compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers.

     FedEx's vendor and product compliance program includes the following tasks: assessing vendor compliance status; product testing; tracking vendor compliance progress; developing contingency plans, including identifying alternate suppliers, as needed; addressing contract language; replacing, renovating or upgrading parts; requesting presentations from vendors or making on-site assessments, as required; and sending questionnaires. Failure to respond to these questionnaires results in further mail or phone correspondence, contingency plan development or vendor/product replacement. The Company's other operating subsidiaries have begun to develop a supply chain dependency model to assess the risk levels associated with the Y2K non-compliance of material third parties.

Testing

     FedEx's Y2K testing effort includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. FedEx's test plans include sections which define the scope of the testing effort, roles and responsibilities of test participants, the test approach planned, software, hardware and data requirements, and test environments/techniques to be used, as well as other sections defining the test effort. System functionality is being verified and documented for future dates.

     A separate Y2K mainframe environment has been created to test all operating system software and program product software. This Y2K environment is designed to accomplish future date "end to end" testing of the larger applications and to validate interface communications between applications. FedEx uses an independent, internal review to verify that the appropriate testing process has occurred.

Costs to Address Y2K Compliance

     Since 1996, the Company has spent approximately $60 million on Y2K compliance. The Company expects that its Y2K compliance efforts will require additional expenditures of approximately $90 million through 2000. The Company's Y2K compliance effort is being funded entirely by internal cash flows. For the fiscal year ending May 31, 1999, Y2K expenditures should represent less than 10% of the Company's total IT expense budget. Although there are opportunity costs to the Company's Y2K compliance efforts, management believes that no significant information technology projects have been deferred due to this work.

Contingency Planning and Risks

     FedEx has begun developing contingency plans for Y2K non-compliance. These plans will include identifying alternate suppliers, vendors, procedures and operational sites, generating supply/equipment lists, conducting staff training and developing communication plans. A FedEx-wide contingency planning task force has been formed to ensure appropriate coverage and coordination of these plans and to integrate these with FedEx's existing contingency plans. FedEx's goal for completion of key Y2K contingency plans is January 31, 1999, with all other Y2K contingency plans targeted for completion by September 30, 1999. FedEx plans to establish a contingency command and control center by April 30, 1999 to address any issues caused by Y2K non-compliance, with personnel on call beginning in November 1999. The Company's other operating subsidiaries are beginning to formulate their contingency plans for Y2K non-compliance.

     Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

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

                   PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Note 7 Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1998 Annual Meeting of Stockholders held on September 28, 1998, the Company's stockholders elected the Class III Directors to serve for a three-year term expiring at the 2001 Annual Meeting. The tabulation of votes with respect to each nominee for office was:

         Nominee                        For                       Withheld
 -----------------                  -----------                 -----------
 Judith L. Estrin                   120,107,112                  1,166,795
 Philip Greer                       120,099,500                  1,174,407
 J.R. Hyde, III                     120,120,469                  1,153,438
 Frederick W. Smith                 120,119,715                  1,154,192

     The stockholders also approved an amendment to the Company's 1997 Stock Incentive Plan by a vote of 113,069,137 to 6,375,656 with 1,829,114 abstentions. The stockholders also ratified the Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ended May 31, 1999 by a vote of 120,635,919 to 305,747 with 332,241 abstentions.

     The stockholders defeated a stockholder proposal concerning declassification of the Board of Directors by a vote of 46,752,739 in favor of the proposal to 56,295,682 against with 18,225,486 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     Exhibit
     Number    Description of Exhibit
     -------   -----------------------
     12.1      Computation of Ratio of Earnings to Fixed Charges.

     27.1      Financial Data Schedule.


(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended August 31, 1998.

                                     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FDX CORPORATION
                                             (Registrant)



Date:     October 13, 1998              /s/ JAMES S. HUDSON
                                     ---------------------------------------
                                     JAMES S. HUDSON
                                     CORPORATE VICE PRESIDENT
                                     STRATEGIC FINANCIAL PLANNING & CONTROL
                                     (PRINCIPAL ACCOUNTING OFFICER)

                              EXHIBIT INDEX


Exhibit
Number    Description of Exhibit
-------   -----------------------
12.1      Computation of Ratio of Earnings to Fixed Charges.

27.1      Financial Data Schedule.
