Form 10-Q
period 1998-11-30
FDX CORP
filed 1999-01-13
CIK 1048911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1998, OR


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock               Outstanding Shares at December 31, 1998
Common Stock, par value $.10 per share                 147,963,830

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FDX CORPORATION


                                      INDEX



                          PART I. FINANCIAL INFORMATION



                                                                                         PAGE

Condensed Consolidated Balance Sheets
     November 30, 1998 and May 31, 1998.............................................      3-4

Condensed Consolidated Statements of Income
     Three and Six Months Ended November 30, 1998 and 1997..........................        5

Condensed Consolidated Statements of Cash Flows
     Six Months Ended November 30, 1998 and 1997....................................        6

Notes to Condensed Consolidated Financial Statements................................     7-11

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants..............................................       12

Report of Independent Public Accountants............................................       13

Management's Discussion and Analysis of Results of Operations
     and Financial Condition........................................................    14-23



                            PART II. OTHER INFORMATION


Legal Proceedings...................................................................       24

Exhibits and Reports on Form 8-K....................................................       24

EXHIBIT INDEX.......................................................................      E-1


                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                   November 30,
                                                                       1998                May 31,
                                                                    (Unaudited)             1998
                                                                   -------------         ---------
                                                                            (In thousands)

Current Assets:
     Cash and cash equivalents...................................   $   664,443        $   229,565
     Receivables, less allowances of
       $67,374,000 and $61,409,000...............................     2,102,834          1,943,423
     Spare parts, supplies and fuel..............................       332,050            364,714
     Deferred income taxes.......................................       256,731            232,790
     Prepaid expenses and other..................................        56,245            109,640
                                                                    -----------        -----------
         Total current assets....................................     3,412,303          2,880,132
                                                                    -----------        -----------

Property and Equipment, at Cost..................................    13,198,930         12,463,874
     Less accumulated depreciation and amortization..............     6,927,917          6,528,824
                                                                    -----------        -----------
         Net property and equipment..............................     6,271,013          5,935,050
                                                                    -----------        -----------

Other Assets:
     Goodwill....................................................       349,954            356,272
     Equipment deposits and other assets.........................       520,636            514,606
                                                                    -----------        -----------
         Total other assets......................................       870,590            870,878
                                                                    -----------        -----------
                                                                    $10,553,906        $ 9,686,060
                                                                    ===========        ===========


         See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                 November 30,
                                                                     1998                May 31,
                                                                  (Unaudited)             1998
                                                                --------------         ----------
                                                                        (In thousands)

Current Liabilities:
     Short-term borrowings......................................  $   422,512          $        -
     Current portion of long-term debt..........................      114,087             257,529
     Salaries, wages and benefits...............................      678,905             611,750
     Accounts payable.............................................  1,099,123           1,145,410
     Accrued expenses...........................................      890,939             789,150
                                                                  -----------          ----------
         Total current liabilities..............................    3,205,566           2,803,839
                                                                  -----------          ----------

Long-Term Debt, Less Current Portion............................    1,362,013           1,385,180

Deferred Income Taxes...........................................      271,766             274,147

Other Liabilities...............................................    1,414,660           1,261,664

Commitments and Contingencies (Notes 7 and 8)

Common Stockholders' Investment:
     Common Stock, $.10 par value;
       400,000,000 shares authorized, 147,655,638
         and 147,410,578 issued.................................       14,766              14,741
     Additional paid-in capital.................................      998,979             992,821
     Retained earnings .........................................    3,331,513           2,999,354
     Deferred compensation and other............................      (21,934)            (18,409)
     Cumulative foreign currency
       translation adjustments..................................      (23,423)            (27,277)
                                                                  -----------          ----------
         Total common stockholders' investment..................    4,299,901           3,961,230
                                                                  -----------          ----------
                                                                  $10,553,906          $9,686,060
                                                                  ===========          ==========

         See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended             Six Months Ended
                                                         November 30,                  November 30,
                                                 ---------------------------    -------------------------
                                                     1998           1997           1998           1997
                                                 -----------     -----------    -----------    ----------
                                                          (In thousands, except per share amounts)

Revenues........................................ $ 4,209,237     $3,942,018     $8,291,539     $7,808,509

Operating Expenses:
     Salaries and employee benefits..............  1,756,999      1,614,592      3,505,115      3,251,633
     Purchased transportation....................    397,142        367,979        768,363        696,685
     Rentals and landing fees....................    347,717        336,254        679,228        628,647
     Depreciation and amortization...............    252,196        236,713        502,373        466,857
     Maintenance and repairs.....................    236,367        210,436        484,077        423,035
     Fuel........................................    153,710        186,330        303,141        365,068
     Other.......................................    728,119        700,765      1,428,412      1,383,730
                                                  ----------     ----------      ---------      ---------

                                                   3,872,250      3,653,069      7,670,709      7,215,655
                                                  ----------     ----------      ---------      ---------


Operating Income.................................    336,987        288,949        620,830        592,854

Other Income (Expense):
     Interest, net...............................    (24,853)       (32,110)       (50,087)       (61,778)
     Other, net..................................        270           (120)        (2,991)        10,429
                                                  ----------     ----------      ---------       --------

                                                     (24,583)       (32,230)       (53,078)       (51,349)
                                                  ----------     ----------      ---------       --------

Income Before Income Taxes.......................    312,404        256,719        567,752        541,505

Provision for Income Taxes.......................    129,648        106,895        235,617        226,904
                                                  ----------     ----------      ---------      ---------

Net Income....................................... $  182,756     $  149,824     $  332,135      $ 314,601
                                                  ==========     ==========     ==========      =========


Earnings per common share:
     Basic....................................... $     1.24     $     1.02     $     2.25      $    2.15
                                                  ==========     ==========     ==========      =========
     Assuming dilution........................... $     1.23     $     1.00     $     2.23      $    2.11
                                                  ==========     ==========     ==========      =========

         See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                        November 30,
                                                                                ----------------------------
                                                                                   1998              1997
                                                                                ----------         ---------
                                                                                       (In thousands)

Net Cash Provided by Operating Activities....................................     $887,115         $671,312

Investing Activities:
     Purchases of property and equipment, including
       deposits on aircraft of $100,000
       and $6,392,000.........................................................    (964,163)        (824,303)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions.........................................       80,995          162,900
         Reimbursements of A300 deposits.....................................       25,130          106,991
         Other dispositions..................................................      154,087          121,498
     Other, net..............................................................         (692)           5,162
                                                                                  --------         --------

Net cash used in investing activities........................................     (704,643)        (427,752)
                                                                                  --------         --------

Financing Activities:
     Short-term borrowings, net..............................................      422,512                -
     Proceeds from long-term debt issuances..................................            -          267,105
     Principal payments on long-term debt....................................     (167,690)        (414,952)
     Proceeds from stock issuances...........................................        5,753            8,007
     Other, net..............................................................       (8,169)         (11,337)
                                                                                  --------         --------

Net cash provided by (used in) financing
 activities..................................................................      252,406         (151,177)
                                                                                  --------         --------

Net increase in cash and cash equivalents....................................      434,878           92,383
Cash and cash equivalents at beginning of period.............................      229,565          161,361
                                                                                  --------         --------

Cash and cash equivalents at end of period...................................     $664,443         $253,744
                                                                                  --------         --------
                                                                                  --------         --------

Cash payments for:
     Interest (net of capitalized interest)..................................     $ 56,798         $ 60,886
                                                                                  --------         --------
                                                                                  --------         --------

     Income taxes............................................................     $202,257         $212,053
                                                                                  --------         --------
                                                                                  --------         --------


Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)...............................     $ 26,006         $ 59,718
     Fair value of assets acquired under
       exchange agreements...................................................       14,300           47,606
                                                                                  --------         --------
     Fair value of assets surrendered in excess
       of assets acquired....................................................     $ 11,706         $ 12,112
                                                                                  --------         --------
                                                                                  --------         --------

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

     The Company operates on four, three-month quarters with a fiscal year ending May 31. Prior to the current fiscal year, Caliber operated on a 13 four-week period calendar ending December 31, with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter. FedEx's fiscal year ending May 31 consisted of four, three-month quarters. The Company's consolidated results of operations for the quarter ended November 30, 1997 comprise Caliber's prior year period from August 17, 1997 to November 8, 1997 consolidated with FedEx's quarter ended November 30, 1997.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of November 30, 1998 and the consolidated results of its operations for the three and six-month periods ended November 30, 1998 and 1997, and its consolidated cash flows for the six-month periods ended November 30, 1998 and 1997. Operating results for the three and six-month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

     Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income, net of taxes, for the three months ended November 30, 1998 and 1997 was $200,055,000 and $143,165,000, respectively. For the six months ended November 30, 1998 and 1997, total comprehensive income, net of taxes, was $335,989,000 and $304,040,000, respectively.

     Effective June 1, 1998, the Company also adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for these costs, requiring certain of them to be capitalized. For the three and six months ended November 30, 1998, incremental costs of $9,200,000 and $16,400,000, respectively, were capitalized.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(3)  LONG-TERM DEBT


                                                                           November 30,
                                                                                1998              May 31,
                                                                            (Unaudited)             1998
                                                                           -------------        -----------
                                                                                     (In thousands)
       Unsecured notes payable, interest rates of
         7.60% to 10.57%, due through 2098..............................     $1,087,974         $1,253,770
       Unsecured sinking fund debentures, interest
         rate of 9.63%, due through 2020................................         98,564             98,529
       Capital lease obligations and tax exempt bonds,
         interest rates of 5.35% to 7.88%,
         due through 2017...............................................        254,032            253,425
         Less bond reserves.............................................          9,024              9,024
                                                                             ----------         ----------
                                                                                245,008            244,401
       Other, interest rates of 9.68% to 9.98%..........................         44,554             46,009
                                                                             ----------         ----------
                                                                              1,476,100          1,642,709
         Less current portion...........................................        114,087            257,529
                                                                             ----------         ----------
                                                                             $1,362,013         $1,385,180
                                                                             ----------         ----------
                                                                             ----------         ----------


(4)  OTHER FINANCING ARRANGEMENTS

     At November 30, 1998, short-term borrowings comprise commercial paper, net of related discounts. Interest rates on these borrowings approximate 6.2%. As in the past, the Company may from time to time refinance its commercial paper borrowings with the facilities described below.

     During November, the Company entered into an agreement to obtain a business interruption facility as one component of contingency plans implemented in response to a threatened strike by the Fedex Pilots Association ("FPA"). This agreement became effective December 10, 1998 and provides for a commitment of $1,000,000,000 through December 9, 1999. The facility, which bears interest at LIBOR plus 200 basis points, is cancelable at any time by the Company or immediately upon ratification of a collective bargaining agreement with the FPA. The facility contains various covenants including restrictions on additional indebtedness and potential collateralization of certain assets of the Company and its subsidiaries if the Company's debt rating ceases to be investment grade.

     In connection with entering into the business interruption facility described above, the Company's existing $1,000,000,000 revolving credit agreement with domestic and foreign banks was amended to allow for the business interruption facility. Concurrently, the Company extended a portion of the agreement. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part, which expires initially on January 14, 1999 and was amended to provide a one-year extension through January 14, 2000, provides for a 364-day commitment of $200,000,000. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. At November 30, 1998, $572,360,000 of the commitment amount was available.

(5)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of November 30, 1998, none of these shares had been issued.


(6)  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share for the three and six-month periods ended November 30, 1998 and 1997 was as follows (in thousands, except per share amounts):


                                                      Three Months Ended           Six Months Ended
                                                          November 30,               November 30,
                                                    ----------------------      ----------------------
                                                      1998          1997          1998          1997
                                                    --------      --------      --------      --------
Net income applicable to common
   stockholders..................................   $182,756      $149,824      $332,135      $314,601
                                                    ========      ========      ========      ========

Average shares of common stock
   outstanding...................................    147,554       146,475       147,494       146,406
                                                    ========      ========      ========      ========

Basic earnings per share.........................   $   1.24      $   1.02      $   2.25      $   2.15
                                                    ========      ========      ========      ========
Average shares of common stock
   outstanding...................................    147,554       146,475       147,494       146,406
Common equivalent shares:
   Assumed exercise of outstanding
    dilutive options.............................      5,374         6,895         5,866         6,947
   Less shares repurchased from
    proceeds of assumed exercise
    of options...................................     (4,002)       (4,092)       (4,211)       (4,359)
                                                    --------      --------      --------      --------
Average common and common equivalent shares......    148,926       149,278       149,149       148,994
                                                    ========      ========      ========      ========

Diluted earnings per share.......................   $   1.23      $   1.00      $   2.23      $   2.11
                                                    ========      ========      ========      ========

(7)  COMMITMENTS

     As of November 30, 1998, the Company's purchase commitments for the remainder of 1999 and annually thereafter under various contracts are as follows (in thousands):

                                             Aircraft-
                             Aircraft        Related(1)       Other(2)             Total
                             --------        ----------       --------          ----------
     1999 (remainder)        $ 77,600         $273,100        $312,000          $  662,700
     2000                     641,800          565,400         177,100           1,384,300
     2001                     269,800          509,000          69,500             848,300
     2002                     240,600          156,200          18,100             414,900
     2003                     457,400          156,600               -             614,000

     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2) Vehicles, facilities, computers and other equipment.

     FedEx is committed to purchase six Airbus A300s, 33 MD11s and 50 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $68,594,000 have been made toward these purchases.
                                      - 9 -

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

     During the six-month period ended November 30, 1998, FedEx acquired six Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1998. At the time of delivery, FedEx sold its rights to purchase these aircraft to third parties who reimbursed FedEx for its deposits on the aircraft and paid additional consideration. FedEx then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1998 for the six Airbus A300s and one MD11 purchased in the first quarter of 1999 and subsequently sold and leased back, are as follows (in thousands):


                 1999                  $ 19,800
                 2000                    37,100
                 2001                    36,800
                 2002                    38,400
                 2003                    38,200
                 Thereafter             788,700


(8)  LEGAL PROCEEDINGS

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS


     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1998, and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1998 and 1997, included herein, as indicated in their report thereon included on page 13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of FDX Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of FDX Corporation and subsidiaries as of November 30, 1998 and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                            /s/ Arthur Andersen LLP

                                            Arthur Andersen LLP



Memphis, Tennessee
December 16, 1998

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the second quarter ended November 30, 1998, the Company recorded consolidated net income of $183 million ($1.23 per share, assuming dilution) on revenues of $4.2 billion compared with net income of $150 million ($1.00 per share, assuming dilution) on revenues of $3.9 billion for the same period in the prior year. For the six months ended November 30, 1998, the Company recorded consolidated net income of $332 million ($2.23 per share, assuming dilution) on revenues of $8.3 billion compared with net income of $315 million ($2.11 per share, assuming dilution) on revenues of $7.8 billion for the same period in the prior year. These results reflect improved domestic operations at Federal Express Corporation ("FedEx"), RPS, Inc. ("RPS") and Viking Freight, Inc.("Viking").

     The prior year's year-to-date results of operations included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. During the 12 operating days of the strike, FedEx delivered approximately 800,000 additional U.S. domestic express packages per day, and RPS delivered approximately 300,000 additional packages per day. The Company analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $170 million in revenues and approximately $.25 additional earnings per share to that quarter.


Revenues

     The following table shows a comparison of revenues (in millions):


                                                    Second Quarter                         YTD Period
                                                         Ended                                Ended
                                                       November 30,                        November 30,
                                                  -------------------     Percent      -------------------    Percent
                                                    1998        1997      Change         1998        1997      Change
                                                  --------    --------   ---------     --------    --------   ---------
FedEx:
   U.S. domestic express.........................  $2,442      $2,266       + 8         $4,865      $4,601       + 6
   International Priority (IP)...................     762         699       + 9          1,487       1,354       +10
   International Express Freight
       (IXF) and Airport-to-Airport
       (ATA).....................................     139         166       -17            272         317       -14
   Charter, Logistics services
       and other.................................     139         168       -17            275         324       -15
                                                   ------      ------                   ------      ------
                                                    3,482       3,299       + 6          6,899       6,596       + 5
                                                    -----      ------                   ------      ------
RPS    ..........................................     481         420       +14            921         778       +18
Viking ..........................................      94          88       + 7            190         190        --
Other  ..........................................     152         135       +13            282         245       +15
                                                   ------      ------                   ------      ------
                                                   $4,209      $3,942       + 7         $8,292      $7,809       + 6
                                                   ======      ======                   ======      ======

The following table shows a comparison of selected operating statistics (packages, pounds and shipments in thousands):



                                                     Second Quarter                         YTD Period
                                                          Ended                                Ended
                                                       November 30,                         November 30,
                                                  --------------------     Percent      --------------------    Percent
                                                    1998        1997       Change         1998        1997      Change
                                                  --------    --------    ---------     --------    --------   ---------
FedEx:
   U.S. domestic express:
       Average daily packages....................   2,860       2,732       + 5          2,791       2,712       + 3
       Revenue per package.......................  $13.55      $13.17       + 3         $13.51      $13.36       + 1

   IP:
       Average daily packages....................     285         265       + 8            275         256       + 8
       Revenue per package.......................  $42.45      $41.89       + 1         $41.96      $41.73       + 1

   IXF/ATA:
       Average daily pounds......................   2,719       2,984       - 9          2,669       2,816       - 5
       Revenue per pound.........................  $  .81      $  .88       - 8         $  .79      $  .89       -11

   Operating weekdays............................      63          63                      129         127

RPS:
       Average daily packages....................   1,464       1,410       + 4          1,386       1,322       + 5
       Revenue per package.......................  $ 5.30      $ 5.05       + 5         $ 5.28      $ 5.03       + 5

   Operating weekdays............................      62          59                      126         117

Viking:
       Shipments per day.........................    13.1        12.9       + 1           12.9        14.9       -14
       Revenue per hundred weight................  $ 9.76      $ 9.52       + 3         $ 9.70      $ 9.06       + 7

   Operating weekdays............................      62          59                      127         117



     FedEx's U.S. domestic package revenue rose as both package volume and revenue per package (yield) increased for the quarter and year-to-date periods. During these periods, FedEx experienced increased volume of its higher-priced, overnight services and increased average weight per package. Both of these factors contributed to the rise in U.S. domestic yield for the quarter and six-month periods. A threatened strike by the Fedex Pilots Association ("FPA") in late November had a nominal negative effect on U.S. domestic package volume growth. The year-to-date results for the prior year included the additional volume during the UPS strike, which was primarily in the deferred service category and generally at list price. Excluding the revenue and volume associated with the UPS strike and the proceeds from a temporary fuel surcharge in the prior year, U.S. domestic average daily package volume and yield increased 5% and 3% year over year, respectively, for the six-month period. Management expects total U.S. domestic express package volume in 1999 to continue to grow at a lower rate than that experienced in the past two fiscal years. Management believes that U.S. domestic yield should remain stable or increase slightly, year over year, during the remainder of 1999 due to continued effects of yield-management actions and FedEx's improved ability to capture incremental revenue due to it based upon certain package characteristics, such as weight and package dimensions. Actual results may vary depending on the impact of domestic economic conditions, competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.

     FedEx's IP revenue increased 9% and 10% for the quarter and year-to-date periods, respectively, as average daily packages and yields increased during these periods. FedEx's IP volume growth rates continue to lag behind those experienced in prior years primarily due to weakness in Asian markets, especially in U.S. outbound traffic to that region. IP yields increased 1% for the quarter and year-to-date periods as FedEx initiated limited pricing changes to offset various international currency fluctuations. Management expects IP growth rates to be constrained during the remainder of the fiscal year, primarily due to continuing international economic weakness. Management expects IP yields to remain constant or improve slightly as a result of currency-related pricing changes. Actual IP results will depend on international economic conditions, actions by FedEx's competitors and regulatory conditions for international aviation rights.

     FedEx's airfreight (IXF/ATA) volume, revenue and yield declined year over year for the quarter and six-month periods. IXF volume (a space-confirmed, time-definite service) decreased 2% for the quarter and was flat year-to-date, but yield declined 9% and 11% for the same periods. ATA volume (a lower-priced, space-available service) decreased 23% and 16% for the quarter and year-to-date periods, respectively, with yield lower by 13% and 14% for the same periods. Management expects airfreight volume and yield to continue to decline, year over year, through the balance of 1999. Due to the impact of difficult international economic conditions on IP and airfreight traffic, management has adjusted FedEx's expansion and aircraft deployment plans accordingly. Actual airfreight results will depend on international economic conditions, actions by FedEx's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

     RPS's year-over-year revenue growth of 14% and 18% for the quarter and year-to-date periods reflected three and nine additional operating days in these current year periods. For the second quarter and six-month period ending November 30, 1998, RPS's revenue increased 9% and 13% year over year after adjusting for the additional operating days and the incremental revenue associated with the UPS strike. This revenue growth is a result of 4% and 7% increases in average daily volume, after adjusting for the prior year's strike-related volume, and a 5% increase in yields for both periods. Yields improved primarily as a result of various yield-management actions, including a 3.7% rate increase in February 1998.

     RPS's year-over-year comparison for the third quarter will be impacted by a difference in the number of operating weekdays in these periods. The current year's third quarter will have 62 operating weekdays; whereas, the prior year's third quarter (November 9, 1997 to February 28, 1998) had 75 operating weekdays.

     Revenue increased 2% for the quarter and decreased 8% for the year-to-date period on a daily basis considering three and ten additional operating days in the current year for these periods. Viking's prior year year-to-date revenues and shipment statistics reflect the operations of Central Freight Lines Inc., which was sold at the end of June 1997 in conjunction with Viking's restructuring in March 1997. Revenue per hundredweight increased 3% and 7% for the quarter and six months ended November 30, 1998, respectively.

Operating Expenses

     The increase in salaries and employee benefits for the quarter and year-to-date periods was primarily driven by volume-related increases at FedEx. Salaries and wages, as well as group insurance, increased for these periods primarily due to an increase in the number of employees.

     The increases in purchased transportation for the quarter and year-to-date periods were primarily related to volume growth at RPS.

     A 3% and 8% increase in rentals and landing fees for the quarter and year-to-date periods, respectively, was primarily due to additional facilities being leased by FedEx. The current year's expense includes additional building leases at the Indianapolis and Alliance-Fort Worth hubs. In the second quarter, supplemental aircraft lease and equipment lease expense declined year over year. In the prior year's second quarter, supplemental leased aircraft had been added to meet the demands of increased package volume during peak season and to replace an MD11 destroyed in July 1997, whereas in the current quarter, leased fleet aircraft were available for capacity needs. As of November 30, 1998, FedEx had 93 wide-bodied aircraft under operating lease compared with 84 as of November 30, 1997. During the six-month period, the additional leased fleet aircraft contributed to the rise in rental and landing fees. The prior year's first quarter expense was favorably impacted by approximately $9 million of a $17 million net gain resulting from the destruction of a leased MD11 aircraft in an accident in July 1997 (described below in Other Income and Expense). Management expects year-over-year increases in lease expense to continue as FedEx enters into additional aircraft rental agreements during 1999 and thereafter. FedEx expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

     Maintenance and repairs expense increased 12% and 14% for the quarter and year-to-date periods, respectively, primarily due to higher year-over-year engine maintenance expense on MD11 and B727 aircraft. In the first quarter of 1998, an accrual for the disposition of leased B747 aircraft was increased $9 million, with the majority of this increase recorded as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the increasing size and age of FedEx's fleet and the variety of aircraft types.

     Fuel expense fell 18% and 17% for the quarter and six-month periods, respectively, primarily as a result of declines in jet fuel price per gallon (22% and 23%, respectively), partially offset by increases in jet fuel gallons consumed (2% and 6%, respectively). The prior year's fuel expense included payments made by FedEx under contracts which were designed to limit FedEx's exposure to fluctuations in jet fuel prices. Effective August 1, 1997, FedEx lifted its temporary 2% fuel surcharge that had been in place on certain U.S. domestic and U.S. export shipments. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

     Other operating expense increased 4% and 3% for the quarter and year-to-date periods, respectively. Other operating expense includes temporary labor and other outside service contracts, communications expense and the cost of sales of engine noise reduction kits.

     On October 30, 1998, contract negotiations between FedEx and the FPA were discontinued. In November, the FPA began actively encouraging its members to decline all overtime work and issued ballots seeking strike authorization. To avoid service interruptions related to a threatened strike, the Company and FedEx began strike contingency planning including entering into agreements for additional third party air and ground transportation and establishing special financing arrangements. Subsequently, the FPA agreed to end all job actions for 60 days and negotiations resumed. Such negotiations have resulted in a tentative agreement subject to ratification by the FPA membership in February 1999. Costs associated with these contingency plans, including contracts for supplemental airlift and ground transportation, are expected to reduce pretax earnings between $110 million to $120 million, adversely affecting FedEx's earnings for the second half of 1999. These costs did not materially affect the second quarter.

Operating Income

     The Company's consolidated operating income increased 17% and 5% for the quarter and year-to-date periods, respectively, from the prior year. Excluding the impact of the UPS strike in the prior year, operating income increased 16% for the year-to-date period due to improved results domestically at FedEx, RPS and Viking.

     FedEx's U.S. domestic operating income was $217 million and $422 million for the quarter and year-to-date periods ended November 30, 1998. Prior year amounts were $167 million and $408 million for these same periods. The prior year's first quarter operating income included approximately $50 million related to the UPS strike as well as proceeds from a 2% temporary fuel surcharge through August 1, 1997. Excluding these prior year factors, operating income increased 30% and 26% for the quarter and year-to-date periods. These increases were due to yield increases (2.9% and 2.6% for the quarter and year-to-date periods, respectively) exceeding increases in cost per package (0.8% for the quarter and year-to-date periods) and package volume growth of 5% for both of these periods. Cost per package rose only slightly for the periods primarily due to lower jet fuel prices, the effect of cost controls and increased productivity through higher service levels. Sales of engine noise reduction kits contributed $28 million and $57 million to U.S. domestic operating income in the second quarter and year-to-date periods ended November 30, 1998, compared with $34 million and $71 million in the same periods in the prior year. FedEx's U.S. domestic operating margins were 8.6% and 8.4% for the quarter and six-month periods, respectively, compared with 7.1% and 8.5% (7.1% and 7.2%, excluding the aforementioned prior year items) for the same periods in the prior year.

     FedEx's international operating income was $34 million and $48 million for the quarter and year-to-date periods, respectively, compared with $46 million and $70 million for the same periods of the prior year. International operating results declined as a result of slower IP volume growth and declining airfreight volumes and yields at a time of year-over-year capacity increases. Fixed costs associated with the increased capacity, including salaries and employee benefits and aircraft lease expense, also negatively impacted international results, but were partially offset by lower fuel costs. FedEx's international operating margins were 3.5% and 2.5% for the quarter and year-to-date periods, respectively, compared with 4.9% and 3.8% for the same periods in the prior year.

     RPS reported operating income of $61 million and $110 million for the second quarter and first six months of 1999, respectively, compared with $54 million and $89 million for these periods of the prior year. The current quarter and year-to-date periods have three and nine additional operating days, respectively, as compared to the same periods of the prior year. The prior year's results include approximately $6 million of operating income related to the UPS strike. RPS achieved operating margins of 12.7% and 11.9% for the quarter and year-to-date periods, respectively, compared with 12.9% and 11.4% for the same periods in the prior year due to continued package volume growth and yield-management actions.

     Viking's operating income for the quarter and year-to-date periods was $7 million and $14 million, respectively, compared with $6 million and $1 million in the prior year. Prior year results include the operations of divisions that were subsequently sold or shut down. Viking's operating margins were 7.1% and 7.4% for the quarter and year-to-date periods, respectively, compared with 6.8% and 0.5% for the same periods in the prior year.


Other Income and Expense

     Net interest expense declined 23% and 19% for the quarter and year-to-date periods, respectively, due to lower average debt levels at the Company.

     Other, net for the prior year's first quarter included a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. At that time, FedEx realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on the leased aircraft. Approximately $8 million of this gain was recorded in non-operating income.


FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $664 million at November 30, 1998, an increase of $435 million since May 31, 1998, reflecting additional short-term borrowings in anticipation of potential job actions by the FPA. Cash provided from operations for the first six months of 1999 was $887 million compared with $671 million for the same period in the prior year. The Company currently has a $1.0 billion bank revolving credit facility (of which $572 million was available at November 30, 1998) that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper.

     In December 1998, the Company established a $1.0 billion business interruption facility with a 364-day maturity to fund, among other things, working capital needs and contingency plan expenses in the event of an actual or threatened business interruption due to labor issues with the FPA. In addition, the Company amended its existing $1.0 billion revolving credit agreement to allow for this business interruption facility. Concurrently, the Company extended part of the agreement, previously expiring in January 1999, to January 2000. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information about the Company's financing arrangements.

     Management believes that cash flow from operations, the commercial paper program, the bank revolving credit facility and the business interruption facility will adequately meet the Company's working capital needs for the foreseeable future.

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

     Capital expenditures for the first six months of 1999 totaled $964 million and included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. In comparison, prior year expenditures totaled $824 million and included two MD11's, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. An MD11 purchased in June 1998 was sold and leased back in September 1998. In June and September 1997, two MD11's purchased in February and June 1997 were sold and leased back. For information on the Company's purchase commitments, see Note 7 of Notes to Condensed Consolidated Financial Statements.

     Proceeds from the disposition of property and equipment for the year-to-date period ended November 30, 1997 included proceeds from the sale of Viking's southwestern division and other assets in conjunction with the restructuring of Viking's operations.

     Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

Market Risk Sensitive Instruments and Positions

     There have been no material changes in the Company's market risk sensitive instruments and positions since May 31, 1998. A description of these instruments and positions is disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

Euro Currency Conversion

     On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 1, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender.

     The Company established euro task forces to develop and implement euro conversion plans. The work of the task forces in preparing for the introduction of the euro and the phasing out of the various legacy currencies includes numerous facets such as converting information technology systems, adapting billing and payment systems and modifying processes for preparing financial reports and records. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

     Since January 1, 1999, the Company's subsidiaries have been prepared to quote rates to customers, generate billings and accept payments in both euros and legacy currencies. Based on the work of the Company's euro task forces to date, the Company believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies are not likely to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

YEAR 2000 COMPLIANCE

Introduction

     The Company's operating subsidiaries rely heavily on sophisticated information technology ("IT") for their business operations. For example, FedEx maintains electronic connections with more than a million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The FedEx Y2K Project Office, which was established in 1996, coordinates and supports FedEx's Y2K compliance effort. The Company has engaged a major international consulting firm to assist its subsidiaries in their Y2K program management.

     The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

State of Readiness

     Generally, the Company believes that FedEx's Y2K compliance effort is on schedule. The Company's other operating subsidiaries have accelerated their Y2K programs, and they are now substantially on schedule.

     FedEx's compliance effort for all business-critical infrastructure and applications software (collectively, "IT Systems") is 95% complete. FedEx has inventoried all IT Systems. Assessment/design (researching the compliance status and determining the impact of, and renovation requirements for, IT Systems) and renovation (making IT Systems compliant) are substantially complete. Testing, which involves validating compliance, is approximately 95% complete. Within IT Systems, certification of application software, which involves FedEx's independent, internal review to verify that the appropriate testing process has occurred, was approximately 95% complete as of December 31, 1998. Certification of the operating system software and program product software, (collectively, "infrastructure") at FedEx is 55% complete. FedEx's IT Systems compliance effort is targeted to be 100% complete by September 1, 1999.

     The Company's other operating subsidiaries have completed the inventory and assessment phases relating to business-critical IT Systems. The remaining phases relating to IT Systems are underway. The IT Systems compliance effort of the Company's other operating subsidiaries is targeted to be 100% complete by November 1, 1999.

     The inventory and assessment phases of FedEx's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") are 100% complete. The remaining phases relating to FedEx's Non-IT Systems are targeted for completion by May 31, 1999. FedEx is 45% complete with the remediation effort on Non-IT Systems. The inventory and assessment phases relating to the Non-IT Systems of the Company's other operating subsidiaries are targeted for completion by July 31, 1999, with the remaining phases targeted to be complete by November 1, 1999.

Y2K Interfaces with Material Third Parties

     FedEx and the Company's other operating subsidiaries are making concerted efforts to understand the Y2K status of third parties (including, among others, domestic and international government agencies, customs bureaus, U.S. and international airports and air traffic control systems, vendors and suppliers) whose Y2K non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. All of the Company's operating subsidiaries are actively encouraging Y2K compliance on the part of third parties and are developing contingency plans in the event of their Y2K non-compliance.

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

Testing

     FedEx's Y2K testing effort includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. FedEx's test plans include sections which define the scope of the testing effort, roles and responsibilities of test participants, the test approach planned, software, hardware and data requirements, and test environments/techniques to be used, as well as other sections defining the test effort. System functionality for future date accuracy is being verified and documented.

     A separate homogenous Y2K mainframe environment has been created to test all operating system software and program product software. The Y2K environment is designed to accomplish future date "end to end" testing of the larger applications and to validate interface communications between applications. FedEx uses an independent, internal process to verify that the appropriate testing process has occurred.

Costs to Address Y2K Compliance

     Since 1996, the Company has incurred approximately $70 million in expense on Y2K compliance which includes internal and external software/hardware analysis, repair and related costs. The Company expects that its Y2K compliance efforts will require additional total costs of approximately $80 million, including capital expenditures of $14 million. In order to provide a consistent, objective method for identifying financial resources consumed for Y2K efforts, the Company classifies expenditures as Y2K costs for reporting purposes if they remedy only Y2K risks and would otherwise be unnecessary in the normal course of business.

     The Company's Y2K compliance effort is being funded entirely by internal cash flows. For the fiscal year ending May 31, 1999, Y2K expenditures are expected to represent less than 10% of the Company's total IT expense budget. Although there are opportunity costs to the Company's Y2K compliance effort, management believes that no significant information technology projects have been deferred due to this work.

Contingency Planning and Risks

     FedEx has begun developing contingency plans for Y2K non-compliance. These plans will include identifying alternate suppliers, vendors, procedures and operational sites, generating supply/equipment lists, conducting staff training and developing communication plans. Any significant incremental costs associated with these plans will not become known until these plans are fully developed. A FedEx-wide contingency planning task force has been formed to ensure appropriate coverage and coordination of these plans and to integrate these with FedEx's existing contingency plans. FedEx's goal for completion of key Y2K contingency plans is January 31, 1999, with all other Y2K contingency plans targeted for completion by September 30, 1999. FedEx plans to establish a contingency command and control center by April 30, 1999 to address any issues caused by Y2K non-compliance, with key personnel on call beginning in November 1999. The Company's other operating subsidiaries are beginning to formulate their contingency plans for Y2K non-compliance. Their goal for completion of key Y2K contingency plans is May 31, 1999.

     Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time the most reasonably likely worst case scenario. However, the Company believes that the greatest Y2K exposure exists in the following areas: lack of readiness of airports, air traffic and customs systems and the global utilities and telecommunications infrastructure; lack of compliance and business continuance capabilities of suppliers, vendors, customers and independent contractors; and lack of readiness of third party pick-up and delivery providers on whom FedEx relies in some offshore locations. The Company believes, however, that the Y2K programs in place at each of its operating subsidiaries, including related contingency planning, should lessen significantly the possibility of substantial interruptions of normal operations. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.


       Exhibit
       Number        Description of Exhibit
      ---------      -----------------------

       10.1        Credit Agreement dated as of December 10, 1998 among the
                   Company, Morgan Guaranty Trust Company of New York, as
                   Paying Agent, and certain Lenders.

       10.2        Amendment No. 1 dated as of December 10, 1998 to Credit
                   Agreement dated as of January 15, 1998 among the Company, The First National Bank of Chicago, as Agent, and certain
                   Lenders.

       10.3        Amendment No. 2 (Temporary) dated as of December 10, 1998 to
                   Credit Agreement dated as of January 15, 1998 among the Company, The First National Bank of Chicago, as Agent, and certain Lenders.

       12.1        Computation of Ratio of Earnings to Fixed Charges.

       15.1        Letter re Unaudited Interim Financial Statements.

       27          Financial Data Schedule (electronic filing only).


(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended November 30, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FDX CORPORATION
                                           (Registrant)



Date:         January 11, 1999            /s/ JAMES S. HUDSON
                                        ----------------------------
                                        JAMES S. HUDSON
                                        CORPORATE VICE PRESIDENT
                                        STRATEGIC FINANCIAL PLANNING & CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------       ----------------------
10.1           Credit Agreement dated as of December 10, 1998 among the Company,
               Morgan Guaranty Trust Company of New York, as Paying Agent, and
               certain Lenders.

10.2 Amendment No. 1 dated as of December 10, 1998 to Credit Agreement dated as of January 15, 1998 among the Company, The First
               National Bank of Chicago, as Agent, and certain Lenders.

10.3           Amendment No. 2 (Temporary) dated as of December 10, 1998 to
               Credit Agreement dated as of January 15, 1998 among the Company,
               The First National Bank of Chicago, as Agent, and certain
               Lenders.

12.1           Computation of Ratio of Earnings to Fixed Charges.

15.1           Letter re Unaudited Interim Financial Statements.

27             Financial Data Schedule (electronic filing only).

