Form 10-Q
period 1999-02-28
FDX CORP
filed 1999-04-13
CIK 1048911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1999, OR


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Common Stock                 Outstanding Shares at March 31, 1999
 Common Stock, par value $.10 per share                  148,722,086

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FDX CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                           PAGE
Condensed Consolidated Balance Sheets
     February 28, 1999 and May 31, 1998...............................................      3-4

Condensed Consolidated Statements of Income
     Three and Nine Months Ended February 28, 1999 and 1998...........................        5

Condensed Consolidated Statements of Cash Flows
     Nine Months Ended February 28, 1999 and 1998.....................................        6

Notes to Condensed Consolidated Financial Statements..................................     7-11

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants................................................       12

Report of Independent Public Accountants..............................................       13

Management's Discussion and Analysis of Results of Operations
     and Financial Condition..........................................................    14-25


                           PART II. OTHER INFORMATION


Legal Proceedings.....................................................................       26


Exhibits and Reports on Form 8-K......................................................       26


EXHIBIT INDEX.........................................................................      E-1

                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                 February 28,
                                                                                     1999             May 31,
                                                                                 (Unaudited)           1998
                                                                                 -----------        -----------
                                                                                          (In thousands)
Current Assets:
     Cash and cash equivalents................................................   $   139,105        $   229,565
     Receivables, less allowances of
       $67,071,000 and $61,409,000............................................     2,099,048          1,943,423
     Spare parts, supplies and fuel...........................................       304,968            364,714
     Deferred income taxes....................................................       252,326            232,790
     Prepaid expenses and other...............................................       123,663            109,640
                                                                                 -----------        -----------

         Total current assets.................................................     2,919,110          2,880,132
                                                                                 -----------        -----------


Property and Equipment, at Cost...............................................    13,365,689         12,463,874
     Less accumulated depreciation and amortization...........................     6,962,505          6,528,824
                                                                                 -----------        -----------

         Net property and equipment...........................................     6,403,184          5,935,050
                                                                                 -----------        -----------


Other Assets:
     Goodwill.................................................................       346,969            356,272
     Equipment deposits and other assets......................................       527,151            514,606
                                                                                 -----------        -----------

         Total other assets...................................................       874,120            870,878
                                                                                 -----------        -----------

                                                                                 $10,196,414        $ 9,686,060
                                                                                 -----------        -----------
                                                                                 -----------        -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                           February 28,
                                                              1999                   May 31,
                                                           (Unaudited)                1998
                                                           ------------           ------------
                                                                      (In thousands)
Current Liabilities:
     Short-term borrowings ......................          $    102,428             $        -
     Current portion of long-term debt ..........               114,102                257,529
     Salaries, wages and benefits ...............               619,717                611,750
     Accounts payable ...........................               996,684              1,145,410
     Accrued expenses ...........................               882,478                789,150
                                                           ------------           ------------

         Total current liabilities ..............             2,715,409              2,803,839
                                                           ------------           ------------

Long-Term Debt, Less Current Portion ............             1,362,059              1,385,180

Deferred Income Taxes ...........................               283,860                274,147

Other Liabilities ...............................             1,429,796              1,261,664

Commitments and Contingencies (Notes 7 and 8)

Common Stockholders' Investment:
     Common Stock, $.10 par value;
       400,000,000 shares authorized, 148,605,817
         and 147,410,578 issued .................                14,861                 14,741
     Additional paid-in capital .................             1,029,100                992,821
     Retained earnings ..........................             3,409,315              2,999,354
     Deferred compensation and other ............               (20,177)               (18,409)
     Cumulative foreign currency
       translation adjustments ..................               (27,809)               (27,277)
                                                           ------------           ------------

         Total common stockholders' investment ..             4,405,290              3,961,230
                                                           ------------           ------------

                                                           $ 10,196,414           $  9,686,060
                                                           ------------           ------------
                                                           ------------           ------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                   FDX CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                               Three Months Ended             Nine Months Ended
                                                                   February 28,                 February 28,
                                                            -------------------------    --------------------------
                                                               1999           1998           1999           1998
                                                            ----------     ----------    -----------     ----------
                                                                    (In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . . . . . . . . . . . .    $4,098,418     $3,986,304    $12,389,957    $11,794,813

Operating Expenses:
  Salaries and employee benefits . . . . . . . . . . . .     1,762,275      1,688,185      5,267,390      4,939,818
  Purchased transportation . . . . . . . . . . . . . . .       375,582        414,665      1,143,945      1,111,350
  Rentals and landing fees . . . . . . . . . . . . . . .       364,157        346,877      1,043,385        975,524
  Depreciation and amortization. . . . . . . . . . . . .       263,725        250,104        766,098        716,961
  Maintenance and repairs. . . . . . . . . . . . . . . .       237,616        217,412        721,693        640,447
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . .       146,091        191,062        449,232        556,130
  Merger expenses. . . . . . . . . . . . . . . . . . . .             -         88,000              -         88,000
  Restructuring charge (credit). . . . . . . . . . . . .             -        (16,000)             -        (16,000)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       796,934        710,618      2,225,346      2,094,348
                                                            ----------     ----------    -----------     ----------

                                                             3,946,380      3,890,923     11,617,089     11,106,578
                                                            ----------     ----------    -----------     ----------

Operating Income . . . . . . . . . . . . . . . . . . . .       152,038         95,381        772,868        688,235

Other Income (Expense):
  Interest, net. . . . . . . . . . . . . . . . . . . . .       (25,159)       (33,849)       (75,246)       (95,627)
  Other, net . . . . . . . . . . . . . . . . . . . . . .        (5,610)         2,138         (8,601)        12,567
                                                            ----------     ----------    -----------     ----------

                                                               (30,769)       (31,711)       (83,847)       (83,060)
                                                            ----------     ----------    -----------     ----------

Income Before Income Taxes . . . . . . . . . . . . . . .       121,269         63,670        689,021        605,175

Provision for Income Taxes . . . . . . . . . . . . . . .        43,436         50,834        279,053        277,738
                                                            ----------     ----------    -----------     ----------

Income from Continuing Operations. . . . . . . . . . . .        77,833         12,836        409,968        327,437

Income from Discontinued Operations,
  Net of Income Taxes. . . . . . . . . . . . . . . . . .             -          4,875              -          4,875
                                                            ----------     ----------    -----------     ----------

Net Income . . . . . . . . . . . . . . . . . . . . . . .    $   77,833     $   17,711    $   409,968     $  332,312
                                                            ----------     ----------    -----------     ----------
                                                            ----------     ----------    -----------     ----------

Earnings per common share:
  Continuing operations. . . . . . . . . . . . . . . . .    $      .53     $      .09    $      2.78     $     2.24
  Discontinued operations. . . . . . . . . . . . . . . .             -            .03              -            .03
                                                            ----------     ----------    -----------     ----------
                                                            $      .53     $      .12    $      2.78     $     2.27
                                                            ----------     ----------    -----------     ----------
                                                            ----------     ----------    -----------     ----------

Earnings per common share -
  assuming dilution:
   Continuing operations . . . . . . . . . . . . . . . .    $      .52     $      .09    $      2.74     $     2.20
   Discontinued operations . . . . . . . . . . . . . . .             -            .03              -            .03
                                                            ----------     ----------    -----------     ----------
                                                            $      .52     $      .12    $      2.74     $     2.23
                                                            ----------     ----------    -----------     ----------
                                                            ----------     ----------    -----------     ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                   FDX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                           February 28,
                                                                                  ---------------------------
                                                                                     1999             1998
                                                                                  ----------     --------------
                                                                                        (In thousands)
Net Cash Provided by Operating Activities....................................     $1,039,094       $  859,554

Investing Activities:
     Purchases of property and equipment, including
       deposits on aircraft of $7,792,000 in 1998............................     (1,335,543)      (1,258,093)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions.........................................         80,995          247,852
         Reimbursements of A300 deposits.....................................         25,130          106,991
         Other dispositions..................................................        157,583          151,786
     Other, net..............................................................        (19,912)            (342)
                                                                                  ----------       ----------

Net cash used in investing activities........................................     (1,091,747)        (751,806)
                                                                                  ----------       ----------

Financing Activities:
     Short-term borrowings, net..............................................        102,428                -
     Proceeds from long-term debt issuances..................................              -          280,103
     Principal payments on long-term debt....................................       (167,722)        (415,952)
     Proceeds from stock issuances...........................................         35,656           22,590
     Other, net..............................................................         (8,169)         (11,338)
                                                                                  ----------       ----------

Net cash used in financing activities........................................        (37,807)        (124,597)
                                                                                  ----------       ----------

Net decrease in cash and cash equivalents....................................        (90,460)         (16,849)
Cash and cash equivalents at beginning of period.............................        229,565          161,361
                                                                                  ----------       -----------

Cash and cash equivalents at end of period...................................     $  139,105       $  144,512
                                                                                  ----------       -----------
                                                                                  ----------       -----------

Cash payments for:
     Interest (net of capitalized interest)..................................     $   86,999       $   91,571
                                                                                  ----------       -----------
                                                                                  ----------       -----------
     Income taxes............................................................     $  362,970       $  285,766
                                                                                  ----------       -----------
                                                                                  ----------       -----------

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)...............................     $   39,881       $   78,758
     Fair value of assets acquired under
       exchange agreements...................................................         21,603           64,904
                                                                                  ----------       -----------
     Fair value of assets surrendered in excess
       of assets acquired....................................................     $   18,278       $   13,854
                                                                                  ----------       -----------
                                                                                  ----------       -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                   FDX CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1)  BUSINESS COMBINATION AND BASIS OF PRESENTATION

     On January 27, 1998, Federal Express Corporation ("FedEx") and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of a newly-formed holding company, FDX Corporation (the "Company"). In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received 0.8 shares of the Company's common stock for each share of Caliber common stock. Each share of FedEx common stock was automatically converted into one share of the Company's common stock. There were approximately 146,800,000 of $0.10 par value shares so issued or converted. The accompanying financial statements include the financial position and results of operations for both FedEx and Caliber for all periods presented.

     The Company operates on four, three-month quarters with a fiscal year ending May 31. Prior to becoming a subsidiary of the Company, Caliber operated on a 13 four-week period calendar ending December 31, with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter. The Company's consolidated results of operations for the quarter ended
February 28, 1998 comprise Caliber's prior year period from November 9, 1997 to February 28, 1998 consolidated with FedEx's quarter ended February 28, 1998.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of February 28, 1999 and the consolidated results of its operations for the three and nine-month periods ended February 28, 1999 and 1998, and its consolidated cash flows for the nine-month periods ended February 28, 1999 and 1998. Operating results for the three and nine-month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

     Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income, net of taxes, for the three months ended February 28, 1999 and 1998 was $73,447,000 and $11,938,000, respectively. For the nine months ended February 28, 1999 and 1998, total comprehensive income, net of taxes, was $409,436,000 and $315,978,000, respectively.

     Effective June 1, 1998, the Company also adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for these
costs, requiring  certain  of  them  to  be  capitalized.   For the three and
nine months ended February 28, 1999, incremental costs of $10,600,000 and $27,000,000, respectively, were capitalized. The Company estimates the pre-tax benefit of the adoption of this Statement to be approximately $38,000,000 for 1999.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(3)  LONG-TERM DEBT

                                                          February 28,
                                                             1999            May 31,
                                                          (Unaudited)         1998
                                                          ----------       ----------
                                                                 (In thousands)
  Unsecured notes payable, interest rates of
    7.60% to 10.57%, due through 2098. . . . . . . . . .   $1,088,050      $1,253,770
  Unsecured sinking fund debentures, interest
    rate of 9.63%, due through 2020. . . . . . . . . . .       98,581          98,529
  Capital lease obligations and tax exempt bonds,
    interest rates of 5.35% to 7.88%,
    due through 2017 . . . . . . . . . . . . . . . . . .      254,000         253,425
    Less bond reserves . . . . . . . . . . . . . . . . .        9,024           9,024
                                                           ----------      ----------
                                                              244,976         244,401
  Other, interest rates of 9.68% to 9.98%. . . . . . . .       44,554          46,009
                                                           ----------      ----------
                                                            1,476,161       1,642,709
    Less current portion . . . . . . . . . . . . . . . .      114,102         257,529
                                                           ----------      ----------
                                                           $1,362,059      $1,385,180
                                                           ----------      ----------
                                                           ----------      ----------


     Unsecured notes payable as of February 28, 1999, include $848,675,000 due through 2013 and $239,375,000 due in 2098.

(4)  OTHER FINANCING ARRANGEMENTS

     At February 28, 1999, short-term borrowings comprise commercial paper, net of related discounts. Interest rates on these borrowings approximate 6.0%. As in the past, the Company may from time to time refinance its commercial paper borrowings with the revolving credit agreement described below.

     During November 1998, the Company entered into an agreement to obtain a business interruption credit facility as one component of contingency plans implemented in response to a threatened strike by the FedEx Pilots Association ("FPA"). This agreement became effective December 10, 1998 and provided for a commitment of $1,000,000,000 through December 9, 1999. The facility was canceled February 4, 1999 upon ratification of a collective bargaining agreement with the FPA.

     In connection with obtaining the business interruption credit facility described above, the Company's existing $1,000,000,000 revolving credit agreement with domestic and foreign banks was amended to allow for the business interruption credit facility. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment of $200,000,000 through January 14, 2000. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. At February 28, 1999, $897,025,000 of the commitment amount was available.

(5)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of February 28, 1999, none of these shares had been issued.

(6)  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share for the three and nine-month periods ended February 28, 1999 and 1998 was as follows (in thousands, except per share amounts):


                                                                Three Months Ended             Nine Months Ended
                                                                    February 28,                  February 28,
                                                              -----------------------       -----------------------
                                                                1999           1998           1999           1998
                                                              --------       --------       --------       --------
Income from continuing operations. . . . . . . . . . . .      $ 77,833       $ 12,836       $409,968       $327,437
Income from discontinued operations. . . . . . . . . . .             -          4,875              -          4,875
                                                              --------       --------       --------       --------
Net income applicable to common
  stockholders . . . . . . . . . . . . . . . . . . . . .      $ 77,833       $ 17,711       $409,968       $332,312
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Average shares of common stock
  outstanding. . . . . . . . . . . . . . . . . . . . . .       148,164        146,740        147,717        146,517
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
Basic earnings per share:
  Continuing operations. . . . . . . . . . . . . . . . .      $    .53       $    .09       $   2.78       $   2.24
  Discontinued operations. . . . . . . . . . . . . . . .             -            .03              -            .03
                                                              --------       --------       --------       --------
                                                              $    .53       $    .12       $   2.78       $   2.27
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Average shares of common stock
  outstanding. . . . . . . . . . . . . . . . . . . . . .       148,164        146,740        147,717        146,517
Common equivalent shares:
  Assumed exercise of outstanding
   dilutive options. . . . . . . . . . . . . . . . . . .         7,570          7,007          6,434          6,967
  Less shares repurchased from
   proceeds of assumed exercise
   of options. . . . . . . . . . . . . . . . . . . . . .        (4,762)        (4,588)        (4,395)        (4,435)
                                                              --------       --------       --------       --------
Average common and common
  equivalent shares. . . . . . . . . . . . . . . . . . .       150,972        149,159        149,756        149,049
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Diluted earnings per share:
  Continuing operations. . . . . . . . . . . . . . . . .      $    .52       $    .09       $   2.74       $   2.20
  Discontinued operations. . . . . . . . . . . . . . . .             -            .03              -            .03
                                                              --------       --------       --------       --------
                                                              $    .52       $    .12       $   2.74       $   2.23
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------


    On March 15, 1999, the Board of Directors declared a stock split to be effected in the form of a stock dividend, payable on May 6, 1999 to stockholders of record on April 15, 1999 at the rate of one share for each share outstanding. After May 6, 1999, all share and per share amounts will be adjusted to reflect the split.

(7) COMMITMENTS

    As of February 28, 1999, the Company's purchase commitments for the remainder of 1999 and annually thereafter under various contracts are as follows (in thousands):


                                         Aircraft-
                           Aircraft      Related(1)      Other(2)      Total
                         ----------      ---------       --------     ----------
    1999 (remainder)     $186,200        $149,700        $205,200     $  541,100
    2000                  507,200         292,200         189,900        989,300
    2001                  281,000         561,100          59,600        901,700
    2002                  306,000         178,300               -        484,300
    2003                  494,800         150,500             200        645,500


    (1) Primarily aircraft modifications, rotables and spare parts and engines.

    (2)   Vehicles, facilities, computers and other equipment.

    FedEx is committed to purchase six Airbus A300s, 33 MD11s, nine DC10s (in addition to those discussed in the following paragraph) and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $68,446,000 have been made toward these purchases.

    FedEx has agreements with two airlines to acquire 53 DC10 aircraft, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 20 additional DC10s along with additional aircraft engines and equipment.

    In January 1999, put options were exercised by an airline requiring FedEx to purchase nine DC10s for a total purchase price of $29,700,000. Delivery of the aircraft began in March 1999.

    During the nine-month period ended February 28, 1999, FedEx acquired six Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1998. At the time of delivery, FedEx sold its rights to purchase these aircraft to third parties who reimbursed FedEx for its deposits on the aircraft and paid additional consideration. FedEx then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

    Lease commitments added since May 31, 1998 for the six Airbus A300s and one MD11 purchased and subsequently sold and leased back are as follows (in thousands):

                              1999            $ 19,800
                              2000              37,100
                              2001              36,800
                              2002              38,400
                              2003              38,200
                              Thereafter       788,700

(8) LEGAL PROCEEDINGS

    Customers of FedEx have filed four separate class-action lawsuits against FedEx generally alleging that FedEx has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that FedEx continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin FedEx from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The stay was lifted in July 1998. Summary judgement was granted to FedEx dismissing all claims in all three consolidated cases in Minnesota. The plaintiffs did not appeal the dismissal, which is now final. The complaint in the Alabama case also alleges that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996.

    A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on FedEx's motion on October 7, 1997. The court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999 and is now a final decision.

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

    FedEx intends to vigorously defend itself in the remaining Alabama case, which is still pending. No amount has been reserved for this contingency.

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

               REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         BY INDEPENDENT PUBLIC ACCOUNTANTS


    Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 1999, and the related condensed consolidated statements of income for the three and nine-month periods ended February 28, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1999 and 1998, included herein, as indicated in their report thereon included on page 13.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of FDX Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of FDX Corporation and subsidiaries as of February 28, 1999 and the related condensed consolidated statements of income for the three and nine-month periods ended February 28, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



Memphis, Tennessee
March 17, 1999

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the third quarter ended February 28, 1999, the Company recorded consolidated net income of $78 million ($.52 per share, assuming dilution) on revenues of $4.1 billion compared with net income of $18 million ($.12 per share, assuming dilution) on revenues of $4.0 billion for the same period in the prior year. For the nine months ended February 28, 1999, the Company recorded consolidated net income of $410 million ($2.74 per share, assuming dilution) on revenues of $12.4 billion compared with net income of $332 million ($2.23 per share, assuming dilution) on revenues of $11.8 billion for the same period in the prior year.

     On October 30, 1998, contract negotiations between Federal Express Corporation ("FedEx") and the FedEx Pilots Association ("FPA") were discontinued. In November, the FPA began actively encouraging its members to decline all overtime work and issued ballots seeking strike authorization.
To avoid service interruptions related to a threatened strike, the Company and FedEx began strike contingency planning including entering into agreements for additional third party air and ground transportation and establishing special financing arrangements. Subsequently, the FPA agreed to end all job actions for 60 days and negotiations resumed. Such negotiations resulted in a five-year collective bargaining agreement that was ratified by the FPA membership in February 1999 and will take effect on May 31, 1999. Costs associated with these contingency plans, including contracts for supplemental airlift and ground transportation and a business interruption credit facility, reduced the third quarter's pretax earnings by approximately $91 million. Excluding these costs, earnings per share, assuming dilution, was approximately $.87.

     The prior year's third quarter results included $88 million ($80 million, after taxes) of expenses related to the acquisition of Caliber System, Inc. ("Caliber") and the formation of the Company. These expenses were primarily investment banking fees and payments to members of Caliber's management in accordance with pre-existing management retention agreements. Excluding these merger expenses, net income for the third quarter of 1998 was $97 million, or $.65 per share, assuming dilution.

     Also included in the third quarter of 1998 is a $16 million pre-tax gain from the sale of certain Viking Freight, Inc. assets in its restructuring. Caliber also recorded in this period approximately $5 million of income, net of tax, from discontinued operations related to the exiting of the airfreight business served by Roadway Global Air, Inc. in 1995.

     The prior year's year-to-date results of operations included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. The Company analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $170 million in revenues and approximately $.25 additional earnings per share, assuming dilution, to that quarter.

Revenues

     The following table shows a comparison of revenues (in millions):


                                                     Third Quarter                           YTD Period
                                                         Ended                                  Ended
                                                      February 28,                           February 28,
                                                 ---------------------      Percent     ---------------------       Percent
                                                  1999           1998       Change       1999           1998        Change
                                                 ------         ------      -------     -------       -------       -------
FedEx:
  U.S. domestic express. . . . . . . . . . .     $2,445         $2,301       + 6        $ 7,310       $ 6,902       + 6
  International Priority (IP). . . . . . . .        730            663       +10          2,217         2,018       +10
  International Express Freight
    (IXF) and Airport-to-Airport
    (ATA). . . . . . . . . . . . . . . . . .        129            140       - 7            402           456       -12
  Charter, Logistics services
    and other. . . . . . . . . . . . . . . .        127            129       - 2            401           453       -11
                                                 ------         ------                  -------       -------

                                                  3,431          3,233       + 6         10,330         9,829       + 5
                                                 ------         ------                  -------       -------

RPS... . . . . . . . . . . . . . . . . . . .        455            496       - 8          1,377         1,274       + 8
Viking . . . . . . . . . . . . . . . . . . .         85            102       -16            275           293       - 6
Other. . . . . . . . . . . . . . . . . . . .        127            155       -18            408           399       + 2
                                                 ------         ------                  -------       -------

                                                 $4,098         $3,986       + 3        $12,390       $11,795       + 5
                                                 ------         ------                  -------       -------
                                                 ------         ------                  -------       -------

     As discussed below, third quarter and year-to-date comparisons are significantly affected by the number of operating days in each reporting period. For example, RPS, Inc. ("RPS") had 62 operating days in the third quarter of 1999 versus 75 operating days in the third quarter of 1998.

     The following table shows a comparison of selected operating statistics (packages, pounds and shipments in thousands):

                                                     Third Quarter                           YTD Period
                                                         Ended                                  Ended
                                                      February 28,                           February 28,
                                                 ---------------------      Percent     ---------------------     Percent
                                                  1999           1998       Change       1999           1998      Change
                                                 ------         ------      -------     -------        -------    -------
FedEx:
  U.S. domestic express:
    Average daily packages . . . . . . . . .      2,972          2,819       + 5          2,850         2,747     + 4
    Revenue per package. . . . . . . . . . .     $13.27         $12.95       + 2         $13.43        $13.22     + 2

  IP:
    Average daily packages . . . . . . . . .        279            255       +10            276           255     + 8
    Revenue per package. . . . . . . . . . .     $42.14         $41.28       + 2         $42.02        $41.58     + 1

  IXF/ATA:
    Average daily pounds . . . . . . . . . .      2,645          2,690       - 2          2,661         2,775     - 4
    Revenue per pound. . . . . . . . . . . .     $  .79         $  .82       - 4         $  .79        $  .87     - 9

  Operating weekdays . . . . . . . . . . . .         62             63                      191           190

RPS:
    Average daily packages . . . . . . . . .      1,364          1,337       + 2          1,379         1,328     + 4
    Revenue per package. . . . . . . . . . .     $ 5.38         $ 4.94       + 9         $ 5.31        $ 4.99     + 6

  Operating weekdays . . . . . . . . . . . .         62             75                      188           192

Viking:
    Shipments per day. . . . . . . . . . . .       11.8           11.8        --           12.6          13.7     - 8
    Revenue per hundredweight. . . . . . . .     $10.32         $ 9.43       + 9         $ 9.89        $ 9.18     + 8

  Operating weekdays . . . . . . . . . . . .         61             75                      188           192


     FedEx's U.S. domestic express package revenue rose as both package volume and revenue per package (yield) increased for the quarter and year-to-date periods. During these periods, FedEx experienced increased volume of its higher-priced, overnight services and increased average weight per package.
Each of these factors contributed to the rise in U.S. domestic yield for the quarter and nine-month periods. The year-to-date results for the prior year included the additional volume during the UPS strike, which was primarily in the deferred service category and generally at list price. Excluding the revenue and volume associated with the UPS strike and the proceeds from a temporary fuel surcharge in the prior year, U.S. domestic average daily package volume and yield increased 5% and 3% year over year, respectively, for the nine-month period. Management expects total U.S. domestic express package volume in the fourth quarter of 1999 to grow at a rate consistent with the current year year-to-date growth rate. Management believes that U.S. domestic yield should continue to increase slightly, year over year, during the fourth quarter of 1999 due to continued effects of yield-management actions, including a list rate increase averaging 2.8% for U.S. domestic shipments effective March 15, 1999. Also, through enhanced technology, FedEx has improved its ability to capture incremental revenue based upon certain package characteristics, such as weight and package dimensions. Actual results may vary depending on the impact of domestic economic conditions, competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.

     FedEx's IP revenue increased 10% for the quarter and year-to-date periods as average daily packages and yield increased during these periods. FedEx's IP volume growth rates are less than those experienced in prior years primarily due to weakness in Asian markets, especially in U.S. outbound traffic to that region. Management expects the fourth quarter IP volume growth rate to be consistent with the current year year-to-date growth rate. IP yield increased 2% and 1% for the quarter and year-to-date periods, respectively, primarily as a result of increased weight per package. Management expects IP yield to remain constant or improve slightly as a result of increased weight per package.
Actual IP results will depend on international economic conditions, actions by FedEx's competitors and regulatory conditions for international aviation rights.

     FedEx's airfreight (IXF/ATA) volume, revenue and yield declined year over year for the quarter and nine-month periods. IXF volume (a space-confirmed, time-definite service) increased 1% for the quarter and year-to-date periods, but yield declined 2% and 8% for the same periods. ATA volume (a lower-priced, space-available service) decreased 8% and 14% for the quarter and year-to-date periods, respectively, with yield lower by 12% and 13% for the same periods. Airfreight yield has declined year over year since the second quarter of 1996, with both volume and yield declining for the past three quarters. Management expects these trends to continue through the balance of 1999 and has adjusted the Company's expansion and aircraft deployment plans accordingly. These adjustments include deferring additional flights, reducing capacity on certain routes, suspending flights and redeploying aircraft to areas with capacity constraints. Actual airfreight results will depend on international economic conditions, actions by the Company's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

     RPS's year-over-year revenue comparisons are significantly affected by the number and timing of operating days in each period. The current year's third quarter included 13 fewer operating days, and the prior year's third quarter included part of RPS's peak volume period. After adjusting for the incremental revenue associated with the UPS strike, revenue increased 11% and 12% on a per-day basis for the quarter and year-to-date periods, respectively. This revenue growth is a result of 2% and 5% increases in average daily volume, after adjusting for the prior year's strike-related volume, and 9% and 7% increases in yield for the same periods. Yield improved primarily as a result of various yield-management actions, including 2.3% and 3.7% average rate increases in February 1999 and 1998, respectively. During the third quarter, RPS recognized a one-time benefit of approximately $7 million to align its estimation methodology for in-transit revenue with that of the Company's other operating subsidiaries. Reported package yield was increased in the third quarter of 1999 by $.08 because of this one-time adjustment.

     Viking's prior year year-to-date revenues and shipment statistics reflect the operations of Central Freight Lines Inc., which was sold at the end of June 1997 in conjunction with Viking's restructuring in March 1997. Revenue increased 3% for the quarter and decreased 4% for the year-to-date period on a daily basis considering 14 fewer operating days in the quarter and four fewer operating days in the current year-to-date period. Revenue per hundredweight increased 9% and 8% for the quarter and nine months ended February 28, 1999, respectively. Viking announced a 5.8% general rate increase effective January 4, 1999, on all tariff-based interstate and intrastate traffic.

Operating Expenses

     The increase in salaries and employee benefits for the quarter and year-to-date periods was primarily due to package volume-related increases in the number of employees, principally at FedEx, and increased provisions for the Company's performance-based incentive compensation plans.

     The decrease in purchased transportation for the current quarter was primarily related to fewer operating days at RPS.

     Increases of 5% and 7% in rentals and landing fees for the quarter and year-to-date periods, respectively, were primarily due to additional facilities leased by FedEx. The current year's expense includes additional building leases at the Indianapolis and Alliance-Fort Worth hubs. In the third quarter, supplemental aircraft lease and equipment lease expense declined year over year. As discussed below, incremental leases associated with the strike contingency planning are included in other operating expenses. In the prior year's third quarter, supplemental leased aircraft were added to meet the demands of increased package volume and to replace an MD11 destroyed in July 1997. In the current quarter, supplemental leased aircraft were not as extensively required (excluding strike contingency costs described below) because sufficient leased fleet aircraft were available for FedEx's capacity needs. As of February 28, 1999, FedEx had 93 wide-bodied aircraft under operating lease compared with 85 as of February 28, 1998. During the nine-month period, the additional leased fleet aircraft contributed to the rise in rentals and landing fees. The prior year's first quarter expense was favorably impacted by approximately $9 million of a $17 million net gain resulting from the destruction of a leased MD11 aircraft in an accident in July 1997 (described below in Other Income and Expense). Management expects year-over-year increases in lease expense to continue as FedEx enters into additional aircraft rental agreements, including the conversion of A300 purchase commitments into direct operating leases, during 1999 and thereafter. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

     Maintenance and repairs expense increased 9% and 13% for the quarter and year-to-date periods, respectively, primarily due to higher year-over-year engine maintenance expense on MD11 and B727 aircraft. In the first quarter of 1998, an accrual for the disposition of leased B747 aircraft was increased $9 million, with the majority of this increase recorded as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the increasing size and age of FedEx's fleet and the variety of aircraft types.

     Fuel expense fell 24% and 19% for the quarter and nine-month periods, respectively, primarily as a result of declines in jet fuel price per gallon (29% and 25%, respectively), partially offset by increases in jet fuel gallons consumed (8% and 6%, respectively). The prior year's fuel expense included payments made by FedEx under contracts which were designed to limit FedEx's exposure to fluctuations in jet fuel prices. Effective August 1, 1997, FedEx lifted its temporary 2% fuel surcharge that had been in place on certain U.S. domestic and U.S. export shipments. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

     Other operating expense increased 12% and 6% for the quarter and year-to-date periods, respectively. This increase is due primarily to approximately $76 million of the strike contingency costs related to aircraft lease expense and lease termination fees incurred in the third quarter by FedEx. Other operating expense includes temporary labor and other outside service contracts, communications expense and the cost of sales of engine noise reduction kits.

Operating Income

     The Company's consolidated operating income increased 59% and 12% for the quarter and year-to-date periods, respectively, from the prior year. Excluding the impact of FedEx's strike contingency costs in the current year and merger-related expenses and the benefit of the UPS strike in the prior year, operating income increased 27% and 19% for the quarter and year-to-date periods due to improved results at FedEx and RPS.

     FedEx's U.S. domestic operating income was $112 million and $535 million for the quarter and year-to-date periods ended February 28, 1999. Prior year amounts were $105 million and $513 million for these same periods. During the current quarter, approximately $52 million of contingency costs were incurred by FedEx's U.S. domestic operations. Included in the third quarter of the prior year were $14 million of expenses related to the acquisition of Caliber. The prior year's first quarter operating income included approximately $50 million related to the UPS strike as well as proceeds from a 2% temporary fuel surcharge through August 1, 1997. Excluding these non-recurring items in the current and prior years, operating income increased 38% and 29% for the quarter and year-to-date periods. These increases were due to yield increases (2.5% and 2.6% for the quarter and year-to-date periods, respectively) and package volume growth (5% for both the quarter and year-to-date periods). Cost per package remained constant for the periods. Sales of engine noise reduction kits contributed $24 million and $81 million to U.S. domestic operating income in the third quarter and year-to-date periods ended February 28, 1999, compared with $26 million and $97 million in the same periods in the prior year. FedEx's U.S. domestic operating margins were 4.5% and 7.1% (6.5% and 7.8% excluding the contingency costs) for the quarter and nine-month periods, respectively, compared with 4.4% and 7.2% (5.0% and 6.5%, excluding the aforementioned prior year items) for the same periods in the prior year.

     FedEx's international operations reported an operating loss of $17 million for the third quarter and operating income of $31 million for the year-to-date period, compared with a loss of $7 million and income of $63 million for the same periods of the prior year. During the current quarter, approximately $29 million of contingency costs were incurred by FedEx's international operations. Excluding these expenses, international operating results improved for the third quarter primarily due to lower fuel costs and the effect of cost controls. Both the quarter and year-to-date results were negatively impacted by slower IP volume growth, declining airfreight volume and yield at a time of year-over-year capacity increases and fixed costs associated with the increased capacity, including salaries and employee benefits and aircraft lease expense. FedEx's international operating margins were -1.9% and 1.1% (1.3% and 2.1%, excluding contingency costs) for the quarter and year-to-date periods, respectively, compared with -0.8% and 2.4% for the same periods in the prior year.

     RPS reported operating income of $50 million and $160 million for the third quarter and nine-months ended February 28, 1999, respectively, compared with $36 million and $124 million for these periods in the prior year. The current quarter and year-to-date periods have 13 and four fewer operating days, respectively, as compared to the same periods of the prior year. The prior year's results include approximately $6 million of incremental operating income related to the UPS strike. RPS achieved operating margins of 10.9% and 11.6% for the quarter and year-to-date periods, respectively, compared with 7.2% and 9.8% for the same periods in the prior year due to continued package volume growth and yield-management actions.

     Viking's operating income for the quarter and year-to-date periods was $4 million and $18 million, respectively, compared with $21 million and $22 million in the prior year. The current quarter and year-to-date periods have 14 and four fewer operating days, respectively, as compared to the same periods of the prior year. Prior year results include a $16 million pre-tax gain on the sale of assets as a result of Viking's restructuring. Viking's operating margins were 4.7% and 6.5% for the quarter and year-to-date periods, respectively.


Other Income and Expense and Income Taxes

     Net interest expense declined 26% and 21% for the quarter and year-to-date periods, respectively, due to lower average debt levels at the Company.

     Other, net for the current quarter includes approximately $10 million of expenses related to FedEx's contingency plans, primarily costs associated with the business interruption credit facility discussed below.

     Other, net for the prior year's first quarter included a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. At that time, FedEx realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on the leased aircraft. Approximately $8 million of this gain was recorded in non-operating income.

     The Company's effective tax rates of 35.8% and 40.5% for the quarter and year-to-date periods, respectively, compare with rates of 79.8% and 45.9% for these periods in the prior year. The decline in the year-to-date rate from 41.5% recorded in the first half of 1999 to 40.5% is primarily due to the combination of stronger than expected year-to-date results from international operations and lower worldwide income taxes on foreign earnings. The lower tax rate increased third quarter and year-to-date earnings per share $.05, assuming dilution. The prior year rates were affected by certain one-time, merger-related costs which were nondeductible for federal and state income tax purposes. Excluding the impact of those nondeductible costs, the effective tax rates were 39.0% and 41.3% for the prior year's quarter and year-to-date periods, respectively.

FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $139 million at February 28, 1999, a decrease of $90 million since May 31, 1998. Cash provided from operations for the first nine months of 1999 was $1.0 billion compared with $860 million for the same period in the prior year. The Company currently has a $1.0 billion bank revolving credit facility (of which $897 million was available at February 28, 1999) that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper.

     In December 1998, the Company established a $1.0 billion business interruption credit facility with a 364-day maturity to fund working capital needs and contingency plan expenses in the event of an actual or threatened business interruption due to labor issues with the FPA. In addition, the Company amended its existing revolving credit agreement to allow for this business interruption credit facility and to extend part of the agreement, previously expiring in January 1999, to January 2000. On February 4, 1999, the business interruption credit facility was canceled following the ratification of the contract by the members of the FPA. Approximately $10 million in fees and interest were incurred in connection with this facility. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information about the Company's financing arrangements.

     Management believes that cash flow from operations, the commercial paper program, and the bank revolving credit facility will adequately meet the Company's working capital needs for the foreseeable future.

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

     Capital expenditures for the first nine months of 1999 totaled $1.3 billion and included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. Prior year expenditures also totaled $1.3 billion and included three MD11s, two A310s, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. An MD11 purchased in June 1998 was sold and leased back in September 1998. In June and September 1997 and February 1998, three MD11s purchased in February, June and November 1997 were sold and leased back. For information on the Company's purchase commitments, see Note 7 of Notes to Condensed Consolidated Financial Statements.

     Proceeds from the disposition of property and equipment for the year-to-date period ended February 28, 1998 included proceeds from the sale of Viking's southwestern division and other assets in conjunction with the restructuring of Viking's operations.

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

Euro Currency Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union fixed conversion rates between their existing sovereign currencies ("legacy currencies") and a single currency called the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 1, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender.

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

     Since January 1, 1999, the Company's subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euros and legacy currencies. Based on the work of the Company's euro task forces to date, the Company believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

YEAR 2000 COMPLIANCE

Introduction

     The Company's operating subsidiaries rely heavily on sophisticated information technology ("IT") for their business operations. For example, FedEx maintains electronic connections with more than a million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The FedEx Y2K Project Office, which was established in 1996, coordinates and supports FedEx's Y2K compliance effort. The Company has also engaged a major international consulting firm to assist its subsidiaries in their Y2K program management.

     The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

State of Readiness

     Generally, the Company believes that FedEx's Y2K compliance effort is on schedule. The Company's other operating subsidiaries have accelerated their Y2K programs and are now substantially on schedule.

     IT SYSTEMS

     FedEx's compliance effort for all business-critical infrastructure and applications software (collectively, "IT Systems") is 98% complete. FedEx has inventoried all IT Systems. Assessment/design (researching the compliance status and determining the impact of, and renovation requirements for, the IT Systems) and renovation (making IT Systems compliant) are substantially complete. Testing, which involves validating compliance, is also substantially complete. Within IT Systems, certification of application software, which involves FedEx's independent, internal review to verify whether the appropriate testing process has occurred, is approximately 96% complete. Certification of the operating system software and program product software (collectively, "infrastructure") at FedEx is 85% complete. FedEx's IT Systems compliance effort is targeted to be 100% complete by September 1, 1999. At present, a substantial portion of the key IT Systems are expected to be compliant by May 31, 1999. Those IT Systems which will most likely not be compliant until after May 31, 1999 include systems dependent upon external government or vendor interfaces. While all IT Systems are still expected to be compliant by September 1, 1999, contingency plans will be in place to mitigate any negative impact of the non-compliance of such systems.

     The Company's other operating subsidiaries have completed the inventory and assessment phases relating to business-critical IT Systems. The remaining phases relating to IT Systems are underway. The IT Systems compliance effort of the Company's other operating subsidiaries is targeted to be 100% complete by November 1, 1999.

     NON-IT SYSTEMS

     The inventory and assessment phases of FedEx's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") are 100% complete. The remaining phases relating to the Company's Non-IT Systems are targeted for completion by May 31, 1999. FedEx is 85% complete with the remediation effort on Non-IT Systems. All development and implementation scheduled from the present until May 31, 1999 is being closely monitored, and while there is the possibility that some activities may take place after the target date, FedEx believes that it will be substantially complete by May 31, 1999. Possible exceptions include implementation of FedEx's automated shipping solutions by customers and rollout to FedEx's customers of the FedEx Onsite Server upgrade, which may require some development on the part of the customer.

     The inventory and assessment phases relating to the Non-IT Systems of the Company's other operating subsidiaries are targeted for completion by July 31, 1999, with the remaining phases targeted for completion by November 1, 1999.

     FedEx has established several definitions for compliance related to Non-IT Systems. For air infrastructure components (such as airports and air traffic systems), FedEx defines compliant to mean that these components are being aggressively assessed and that approved processes are in place to monitor their evolving status and develop specific operational contingency plans. For business critical suppliers and affiliates, FedEx defines compliant to mean that the suppliers and affiliates have been assessed, and a contingency plan has been developed as necessary.

     For the automated shipping solutions offered to customers, FedEx defines compliant to mean that FedEx has made available a compliant version of the associated shipping solution. A customer may choose to remain on a non-compliant version of software if the customer is willing to assume the associated risks and there are no potentially unfavorable impacts on FedEx's internal systems.

     For electronic interfaces with customers and suppliers, FedEx defines compliant to mean that it has made compliant transaction sets available and has made systems modifications that enable FedEx to translate non-compliant versions that mitigate the potential impact to FedEx's internal systems.

Y2K Interfaces with Material Third Parties

     The Company's operating subsidiaries are making concerted efforts to understand the Y2K status of third parties (including, among others, domestic and international government agencies, customs bureaus, U.S. and international airports and air traffic control systems, customers, independent contractors, vendors and suppliers) whose Y2K standing could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. All of the Company's operating subsidiaries are actively encouraging Y2K compliance on the part of third parties and are developing contingency plans in the event of their Y2K non-compliance.

     In conjunction with the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), FedEx is involved in a global and industry-wide effort to understand the Y2K compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. FedEx has developed contingency plans to minimize the impact of Y2K issues on its air operations. Contingency plans will be implemented, as necessary, to mitigate the impact of Y2K problems that might arise during the transition into 2000.

     FedEx's vendor and product compliance program includes the following tasks: assessing vendor compliance status; product testing; tracking vendor compliance progress; developing contingency plans, including identifying alternate suppliers, as needed; addressing contract language; replacing, renovating or upgrading parts; requesting presentations from vendors or making on-site assessments, as required; and sending questionnaires. Failure to respond to these questionnaires results in further mail or phone correspondence, contingency plan development and/or vendor/product replacement. The Company's other operating subsidiaries are developing a supply chain dependency model to assess the risk levels associated with the Y2K non-compliance of material third parties.

Testing

     FedEx's Y2K testing effort includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. FedEx's test plans include sections which define the scope of the testing effort, roles and responsibilities of test participants, the test approach planned, software, hardware and data requirements, and test environments/techniques to be used as well as other sections defining the test effort. System functionality for future date accuracy is being verified and documented. FedEx uses an independent, internal process to verify that the appropriate testing process has occurred.

     A separate homogenous Y2K mainframe environment has been created to test operating system software and program products software. The Y2K mainframe environment is designed to accomplish future date "end to end" testing of the larger applications and to validate interface communications between applications.

Costs to Address Y2K Compliance

     Since 1996, the Company has incurred approximately $80 million on Y2K compliance, which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning, and related costs. The Company continues to monitor its total expected costs associated with Y2K compliance efforts, and currently expects that it will incur additional total costs of approximately $55 million, including depreciation of $12 million. Forty percent of the remaining expenses, excluding depreciation, relate to the Y2K remediation efforts during the fourth quarter. Y2K expenditures after May 31, 1999 will include project management of the corporate contingency effort and the command and control center, further system audit and validation, and project management to ensure compliance of new systems development. The Company classifies costs as Y2K for reporting purposes if they remedy only Y2K risks or result in the formulation of contingency plans and would otherwise be unnecessary in the normal course of business.

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

Contingency Planning and Risks

     FedEx's key contingency plans were completed by January 31, 1999. These plans address the activities to be performed by personnel in preparation for and during a Y2K-related failure that could have an immediate and significant impact on normal operations. A Y2K-related failure could include, but is not limited to, power outages, system or equipment failures, erroneous data, loss of communications and failure of a supplier or vendor. The contingency plans include, among other things, items such as pre-arranging alternative operating locations, replacing non-Y2K compliant suppliers and vendors, using back-up systems equipment and stockpiling additional inventory and supplies. They also outline alternative procedures, including manual ones, personnel can perform in order to carry out their mission-critical functions and trouble-shooting procedures the IT organization can follow to bring internal systems and equipment back into operation after a Y2K-related failure. The plans also establish procedures for company-wide communications. These are in addition to the Company's operational contingency plans for the pick-up, delivery and movement of packages. FedEx expects to have a Y2K contingency command and control center by April 30, 1999 that will link to its other operations command and control centers. Key personnel will be on call beginning November 1999 and on site beginning December 31, 1999.

     FedEx's goal for completing all other contingency plans is September 30, 1999. Plans covering vendor and supplier issues are targeted for completion by May 31, 1999 to minimize the risks, if any, that some of these parties may not be on schedule in their own Y2K efforts. FedEx's goal for developing testing plans is May 31, 1999. Testing will include structured walk-throughs, mock drills and simulations and is expected to be completed by October 31, 1999. The Company's other operating subsidiaries are currently formulating their contingency plans for Y2K non-compliance. Their goal for completion of key Y2K contingency plans is May 31, 1999. Although the cost of developing contingency plans is included in the total project costs described above, the cost of implementing any necessary contingency plans is not known at this time.

     Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies and third-party suppliers, vendors and customers with whom the Company deals, the Company believes that there is no single most reasonably likely worst case scenario. However, the Company believes that a most reasonably likely worst case scenario could include, but is not limited to, the following situations: delivery delays and the related re-routing costs due to the lack of readiness of airports and air traffic systems, principally outside the United States; the inability to serve certain customers or geographic areas due to their lack of compliance and business continuance capabilities of suppliers, vendors, customers and independent contractors, including third party pick-up and delivery providers on whom the Company relies in some offshore locations; and service delays or failures due to the global utilities and telecommunications infrastructure. The Company's Y2K program, including related contingency planning, is designed to substantially lessen the possibility of significant interruptions of normal operations. Despite its efforts to date, the Company may still incur substantial expenditures or experience significant delays in delivering its services as Y2K problems, both domestic and international, become known. Non-compliant systems of vendors, suppliers, customers and other third parties could also adversely affect the Company. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

                                       * * *

     Statements in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" or made by management of the Company which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements because of important factors identified in this "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Note 8 Legal Proceedings in Part I is hereby incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re Unaudited Interim Financial Statements.

     27        Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K.

     During the quarter ended February 28, 1999, the Registrant filed one Current Report on Form 8-K dated February 22, 1999. The report was filed under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, and contained a press release announcing that contingency expenses incurred in connection with the Federal Express Corporation pilot contract negotiations were less than originally forecast.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FDX CORPORATION
                              (Registrant)


Date:     April 12, 1999           /s/ JAMES S. HUDSON
                              ------------------------
                              JAMES S. HUDSON
                              CORPORATE VICE PRESIDENT
                              STRATEGIC FINANCIAL PLANNING & CONTROL
                              (PRINCIPAL ACCOUNTING OFFICER)

                                    EXHIBIT INDEX
                                    -------------

Exhibit
Number    Description of Exhibit
-------   ----------------------

12.1      Computation of Ratio of Earnings to Fixed Charges.

15.1      Letter re Unaudited Interim Financial Statements.

27        Financial Data Schedule (electronic filing only).