Form 10-K
period 1999-05-31
FDX CORP
filed 1999-08-16
CIK 1048911

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1999.

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

                         COMMISSION FILE NUMBER 333-39483

                                   FDX CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          62-1721435
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

942 SOUTH SHADY GROVE ROAD, MEMPHIS, TENNESSEE                  38120
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 369-3600

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                           ON WHICH REGISTERED
         -------------------                          ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of August 2, 1999, 298,256,834 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of such stock on the New York Stock Exchange) was approximately $12,396,388,225.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1999 are incorporated by reference into Parts I, II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders
to be held September 27, 1999 are incorporated by reference into Part III.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                   PART I

ITEM 1.   Business.......................................................    1
ITEM 2.   Properties.....................................................   17
ITEM 3.   Legal Proceedings..............................................   21
ITEM 4.   Submission of Matters to a Vote of Security Holders............   22

          Executive Officers of the Registrant...........................   23


                                   PART II

ITEM 5.   Market for Registrant's Common Equity
            and Related Stockholder Matters..............................   25
ITEM 6.   Selected Financial Data........................................   25
ITEM 7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition...........................   25
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk ....   25
ITEM 8.   Financial Statements and Supplementary Data....................   26
ITEM 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................   26


                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.............   26
ITEM 11.  Executive Compensation.........................................   26
ITEM 12.  Security Ownership of Certain Beneficial Owners
            and Management...............................................   26
ITEM 13.  Certain Relationships and Related Transactions.................   26


                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.....................................................   27


                   FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule   S-1
SCHEDULE II  Valuation and Qualifying Accounts...........................  S-2


EXHIBIT INDEX............................................................  E-1

                                    PART I

ITEM 1.  BUSINESS

FDX CORPORATION

     INTRODUCTION

     FDX Corporation ("FDX" or the "Company") was incorporated in Delaware on October 2, 1997. The Company is a $17 billion global transportation and logistics enterprise that offers customers a one-stop source for global shipping, logistics and supply chain solutions. Services offered by FDX companies include worldwide express delivery, ground small-parcel delivery, less-than-truckload freight delivery and global logistics, supply chain management and electronic commerce solutions. These services are offered through a portfolio of operating companies: Federal Express Corporation, the Company's largest subsidiary ("FedEx"), RPS, Inc. ("RPS"), Viking Freight, Inc. ("Viking"), Roberts Express, Inc. ("Roberts Express") and Caliber Logistics, Inc. ("Caliber Logistics"), a wholly-owned subsidiary of FDX Global Logistics, Inc. ("FDX Global Logistics").

     Each FDX company competes in a separate, well-defined segment of the total transportation and logistics market. FedEx is the world leader in global express distribution, offering time-certain delivery within 24-48 hours among markets that comprise more than 90 percent of the world's gross domestic product. RPS is North America's second largest provider of business-to-business guaranteed ground package delivery. Viking is a less-than-truckload freight carrier operating principally in the western United States. Roberts Express is the world's leading surface-expedited carrier for time-critical shipments requiring special handling. FDX Global Logistics offers complete supply chain solutions by combining worldwide transportation, information and physical logistics services.

     For financial information concerning the Company's business segments, refer to Note 11 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the fiscal year ended
May 31, 1999, which Note is incorporated herein by reference.

     PURPOSE OF FDX

     The purpose of FDX is to provide strategic direction to, and coordination of, the FDX portfolio of companies. FDX believes that certain sales and marketing activities, financial planning and reporting, legal and regulatory compliance, communications and information systems development are functions that are best coordinated across subsidiary lines. The Company intends to use advanced information systems to connect the FDX companies. These aligned information systems are being designed to make it easy and convenient for customers to use the full range of FDX services.

     FDX believes that seamless information integration is critical in order to obtain business synergies from multiple operating units. For example, in the Company's fiscal year ended May 31, 1999, the Company combined FedEx and RPS domestic shipping functionality on the FDX PowerShip-Registered Trademark- and RPS Multi-Ship-Registered Trademark- proprietary computer networks. This permits customers to use the dedicated computer installed in their offices and, with a few keystrokes, switch between FedEx and RPS domestic shipping services.

     The Company manages the business as a portfolio. As a result, decisions on capital investment, expansion of delivery and information technology networks, and service additions or enhancements are based on achieving the highest overall return on capital. For each one of the FDX companies, the Company's management focuses on making appropriate investments in the technology and transportation assets necessary to optimize FDX's earnings performance and cash flow.

     FDX STRATEGY

     FDX's strategy is to have focused operating companies that excel in each segment of the transportation and logistics marketplace, from price-sensitive to service-sensitive, and to create synergies across companies through coordinated sales and marketing programs enhanced by state-of-the-art information technology. FDX believes that operating independent delivery networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each of the Company's businesses. All of the FDX subsidiaries are free to focus exclusively on the market segments in which they have the most expertise.

     The Company believes that its strategy is proving to be successful. In the Company's fiscal year ended May 31, 1999, the Company's two largest operating companies--FedEx and RPS--each set new records for service levels and financial results. Service levels improved due to the fact that each company concentrated on providing its customers with the best service for its particular market segment. Profitability improved, in part, because of the Company's ability to steer traffic to the operating company which can best provide the required service on the most cost-efficient basis.

     The Company has selected its strategy in order to capitalize on four trends shaping the emerging "Network Economy":

     GLOBAL SOURCING AND SELLING

     As the world's economy becomes more fully integrated, and as barriers and borders to trade continue to decrease, companies are sourcing and selling globally. They obtain components from Southeast Asia, assemble them in Latin America and sell them in the United States. This, in turn, has opened multiple legs of transportation on both the in-bound "sourcing" side as well as the out-bound "selling" side. With customers in 210 countries, FDX is a major facilitator in this supply chain because of its global reach, express services and information capabilities.

     RAPID GROWTH OF HIGH-TECH AND HIGH-VALUE-ADDED BUSINESSES

     FDX believes that the high-tech and high-value-added goods sector will continue to experience strong growth as a percentage of total economic activity. Information technology alone now contributes more than one-third of real economic growth in the United States. In 1997, the high-tech electronics industry was both the largest U.S. exporter and the largest U.S. importer. U.S. exports of high-tech goods has risen 96% since 1990. The high-value-added sector, however, is broader, including pharmaceuticals, automotive, electronics, aviation and other goods with high value per pound.

      ACCELERATION OF THE SUPPLY CHAIN

      The third major trend affecting the "Network Economy" is the increase of fast-cycle logistics. Companies of varying sizes, particularly in industries experiencing rapid obsolescence, are increasing productivity, efficiency and profitability through sharply increased supply chain velocity. A supply chain is the series of transportation and information exchanges required to convert raw materials into finished, delivered goods. Managing inventory at rest is unprofitable. Warehouses, for example, are expensive ways to ensure the availability of goods. FDX believes in substituting real-time information to manage inventory in motion, thereby enabling customers to reduce overhead and obsolescence while speeding time-to-market.

     To take advantage of the move toward faster, more efficient supply chains, in October 1998, the Company created FDX Global Logistics. The Company believes that the future of logistics will not be in brick-and-mortar warehouses, but in providing information-intensive services that increase the value, visibility and velocity of the goods in customers' supply chains.

     RAPID GROWTH OF BUSINESS-TO-BUSINESS E-COMMERCE

     While there has been significant press recently about the expected growth of consumer purchases over the Internet, the business-to-business e-commerce marketplace is substantially larger than the business-to-consumer e-commerce marketplace. Business-to-business e-commerce is estimated to be over $100 billion in sales in 1999 and to exceed the trillion sales mark by 2003. Computers and electronics--already two of the Company's largest customer segments--account for almost half of this category, and supply chains are increasingly moving online. While FDX expects business-to-business e-commerce to remain the largest e-commerce segment, the Company is also leveraging the strength of the FDX portfolio in the business-to-consumer market. The Company plans to continue handling the "time-sensitive" side of residential deliveries, particularly for higher-value goods, through its FedEx subsidiary. In addition, RPS is testing a new "service-sensitive" residential delivery service to expand the Company's mix of transportation and logistics solutions and to open opportunities for additional Internet retail business. Depending on the results of the Pittsburgh, Pennsylvania metropolitan-area test program, FDX believes it can roll out a business-to-consumer RPS delivery service by Spring 2000. See "RPS, Inc.--Recent Developments."

         While the "Network Economy" is global, high-tech, fast-cycle and networked through e-commerce, and FDX management believes that the Company's global portfolio of services, technology and information is well configured to the dynamics of this new economy, the Company's actual results may vary depending upon such important factors as the impact of competitive pricing changes, customer responses to yield management initiatives, changing customer demand patterns, the timing and extent of network refinement, actions by the Company's competitors, including capacity fluctuations, regulatory conditions for aviation rights, and changing U.S. domestic and international economic conditions.

The following describes in more detail the business of each of the five FDX operating companies:

FEDERAL EXPRESS CORPORATION

     INTRODUCTION

     FedEx began operations in 1973. On January 27, 1998, FedEx became a wholly-owned subsidiary of the Company. FedEx invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of documents, packages and freight to 210 countries. FedEx connects areas of the world that generate 90 percent of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx's extensive air route authorities and transportation infrastructure, combined with its use of leading-edge information technologies, make FedEx the world's largest express-distribution company, providing fast, reliable service for over three million shipments each business day. FedEx employs more than 141,000 employees and has more than 44,000 drop-off locations, 637 aircraft and 46,000 vehicles in its integrated global network.

     FedEx is ISO 9001 certified for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. FedEx is the only express transportation company to receive worldwide certification of its systems. The ISO 9000 quality standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO 9000.

     RECENT DEVELOPMENTS

     NETSCAPE PORTAL AGREEMENT

     In April 1999, FDX and Netscape-Registered Trademark- Communications Corporation, a subsidiary of America Online, Inc., established a multi-year strategic agreement to offer businesses and consumers a convenient one-stop portfolio of delivery services on Netscape's fast-growing Internet portal, Netscape Netcenter-TM-. FedEx announced that it will license Netscape's customized Internet portal service, Custom Netcenter-TM-, to create a FedEx Internet package shipping portal. The alliance benefits businesses and consumers by simplifying e-commerce transactions with streamlined shipping for online purchases, personalized package status tracking and the future integration of these features with the Netscape Communicator-TM- Internet browser. The companies offer these features through a new Netcenter service called the Delivery Center and through a FedEx portal customized to user requirements. The agreement showcases the strength of FedEx's shipping services and related information to the 13 million Netcenter users. Among the services that are expected to be available in 1999-2000:

     - FEDEX SHIPPING SERVICES FOR ALL NETCENTER E-COMMERCE TRANSACTIONS-- FedEx will be the pre-selected carrier on Netscape-Registered Trademark- Store for purchases made on the Netcenter-Registered Trademark- General Store and Software Depot

     - FEDEX CUSTOM NETCENTER--this shipping-focused, FedEx Internet portal will be built using Netscape's Custom Netcenter-TM- service and will combine Netcenter content with FedEx services

     - DELIVERY CENTER-TM- -- a standalone program accessible from the Netcenter portal where customers can track packages, ship FedEx packages online with FedEx interNetShip-Registered Trademark-, get shipping rates, locate package drop off points and access the latest information on FedEx and RPS services

     - MY NETSCAPE DELIVERY CHANNEL-TM- -- to enable customers that customize their personal start page on the web to include FedEx and RPS services they use often such as tracking, FedEx interNetShip, rate finder and drop-off locator

     - NETSCAPE ADDRESS BOOK-TM- INTEGRATION -- this new service will be available as part of the Netscape Contact address book and will allow consumers to easily print shipping labels from their address book contact lists

     The first Netscape services scheduled to be available are expected to be the Delivery Center and the My Netscape Delivery Channel. Netscape, Netscape Navigator and the Netscape "N" and Ship's Wheel logos are registered trademarks of Netscape Communications Corporation in the United States and in other countries. Netscape Netcenter, Netscape Custom Netcenter, Netscape Communicator, Netscape Delivery Center, Netcenter General Store, Netcenter Software Depot, My Netscape Delivery Channel and Netscape Address Book are also trademarks of Netscape Communications Corporation, which may be registered in other countries.

     FEDEX U.S. EXPRESS FREIGHT SERVICES

     In March 1999, FedEx expanded its express freight services offering to handle the needs of the time-definite freight market, which is growing at almost twice the rate of the non-time-definite market. FedEx offers customers the option of one, two or three business day service backed by two money-back guarantees. Shipments must be 151 lbs. - 2,200 lbs, and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1Day-SM- Freight offers noon delivery, next-business-day in most areas of the continental United States, including Alaska. FedEx 2Day Freight-Registered Trademark- offers 4:30 p.m. delivery in 2 business days in all 50 states. No advance booking is required. FedEx 3Day-SM- Freight offers 4:30 p.m. delivery within 3 business days in every state except Alaska and Hawaii. No advance booking is required.

     EXPANDED CHINESE ROUTE AUTHORITY

     In June 1999, the U.S. Department of Transportation ("DOT") announced a new protocol with the Chinese government permitting FedEx to expand its existing service to China. FedEx is the only U.S. all-cargo airline with route authority to serve China. DOT announced that FedEx would receive four new weekly flights immediately and two additional flights beginning April 2000. The Company believes that these rights will be increasingly valuable as the Asian economic recovery progresses.

     ENHANCED WEB-BASED SOLUTIONS

     Throughout 1999, FedEx continued to enhance its Internet-based solutions for customers. In February 1999, the company upgraded its online tracking application so that FedEx customers may query and receive package status information for up to 25 shipments simultaneously and forward the detailed tracking results to up to three e-mail addresses. Also, a simplified feature now enables users to enter only the tracking number instead of the ship date and destination data previously required. Users in Japan, France, Italy, Germany, the Netherlands and Portuguese and Spanish-speaking countries in Latin America can obtain package status information in their native languages. FedEx maintains electronic connections with approximately two million customers via FedEx Powership-Registered Trademark-, FedEx Ship-Registered Trademark- and FedEx interNetShip-Registered Trademark-. Approximately 70% of the company's shipments are initiated electronically. FedEx's goal is to move this toward 100%.

     FEDEX SERVICES

     Detailed information about all of FedEx's services can be found on FedEx's Internet web site at WWW.FEDEX.COM. FedEx offers three U.S. overnight delivery services: FedEx First Overnight-Registered Trademark-, FedEx Priority Overnight-Registered Trademark- and FedEx Standard Overnight-Registered Trademark-. Overnight document and package service extends to virtually the entire United States population. FedEx SameDay-Registered Trademark- service is for urgent shipments up to 70 pounds to virtually any U.S. destination. Packages and documents are either picked up from shippers by FedEx couriers or are dropped off by shippers at FedEx facilities, FedEx World Service Centers-Registered Trademark-, FedEx-Registered Trademark- Drop Boxes, FedEx ShipSites-Registered Trademark-or FedEx Authorized ShipCenters-Registered Trademark- strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments: FedEx 2Day-Registered Trademark- and FedEx Express Saver-Registered Trademark-. FedEx 1Day-SM- Freight, FedEx 2Day Freight-Registered Trademark- and FedEx 3Day-SM- Freight are described above in "FedEx U.S. Express Freight Services".

     U.S. overnight and second-day services are primarily used by customers for shipment of time-sensitive documents and goods, high-value machines and machine parts, computer parts, software and consumer items from manufacturers, distributors and retailers and to retailers, manufacturers and consumers. FedEx employees handle virtually every shipment from origin to destination.

     In addition to the services discussed above, FedEx offers various international package and document delivery services and international freight services, including: FedEx-Registered Trademark- International Next Flight, FedEx International First-Registered Trademark-, FedEx International Priority-Registered Trademark- ("IP"), FedEx International Economy-Registered Trademark-, FedEx International Priority DirectDistribution-Registered Trademark-, FedEx International Priority Plus-Registered Trademark-, FedEx International MailService-Registered Trademark-, FedEx International Priority-Registered Trademark- Freight, FedEx International Economy-Registered Trademark- Freight, FedEx International Express Freight-Registered Trademark-, FedEx International Airport-to-Airport-SM-, FedEx Expressclear-SM- Electronic Customs Clearance, and FedEx International Broker Select-Registered Trademark-.

     FedEx offers next business day 10:30 a.m. express cargo service from Asia to the United States. The company has a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cuts transit times across the Pacific in half for FedEx customers -- from 48 to 24 hours -- who ship from Asia to North America. The FedEx IP service is backed by FedEx's money-back guarantee. The flight schedule also enables the company to offer its Asian customers later pickup times for connections through the company's AsiaOne-Registered Trademark- hub in Subic Bay, The Philippines, to 13 major Asian markets.

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

     FedEx offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in FedEx's scheduled operations. During fiscal 1999, revenues from charter operations accounted for approximately 0.7% of FedEx's total revenues and approximately 0.7% and 0.6% of total revenues during fiscal 1998 and 1997, respectively.

     ELECTRONIC COMMERCE AND CUSTOMER SERVICES

     Electronic Commerce and Customer Services ("ECCS"), formerly Logistics and Electronic Commerce, combines the FedEx customer service, customer automation and retail automation organizations with the FedEx customer technology organization. ECCS focuses on markets in which delivering high-speed, time-definite, information-intensive solutions provide significant customer value. In 1999, ECCS further expanded its information systems focus to solutions that enable customers to do business electronically -- ranging from order-entry to after-sales support. The combination of these electronic commerce capabilities and FedEx's global transportation and information network allow FedEx's customers to create or redesign their supply chains to reduce cost and improve service to their customers.

     ECCS offers FedEx customers several services as well as customer automation. FedEx interNetShip-SM- provides shipment processing capability within the United States on the World Wide Web. From FedEx's Web site (WWW.FEDEX.COM), shippers can retrieve precise details on the status of their shipments any time of day from anywhere in the world. FedEx also offers FedEx Ship-Registered Trademark- software, free of charge, that can be used on a personal computer. FedEx Ship allows customers to generate plain-paper airbills on a laser printer, track shipment status, order FedEx pickups and maintain a database of shipping addresses and activity using modems and their own personal computers. FedEx PowerShip-Registered Trademark- 2, is a stand-alone automated shipping system that provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, FedEx offers FedEx PowerShip Plus-Registered Trademark-software, that performs the same functions as FedEx PowerShip 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. FedEx PowerShip PassPort-Registered Trademark- is an automated shipping system that is automatically updated with FedEx's system information, such as routing codes and rates. FedEx PowerShip 3-Registered Trademark- enables customers who ship as few as three packages per day to enjoy the advantage of automated shipping. FedEx offers supply chain management tools such as FedEx Express Bridge-TM- for SAP R/3 and FedEx Net Return (which improves product returns from customers by putting the process online). FedEx Direct Link-TM- allows customers to receive and manage all of their FedEx invoicing data electronically.

     Additional options include FedEx Ship API-TM- and FedEx
Track API.-TM- FedEx Ship API streamlines a customer's online shipping process by integrating FedEx's shipping templates and tools into the customer's Web site or corporate information system. FedEx Ship API connects the customer directly to FedEx when placing shipping orders and scheduling pickup requests. FedEx Track API enables the customer's employees to track FedEx packages without ever leaving the customer's Web site or corporate information system.

     PRICING

     FedEx periodically publishes list prices in its Service Guides for the majority of its services. In general, during fiscal 1999, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether or not the shipment was picked up by a FedEx courier or dropped off by the customer at a FedEx location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are determined by reference to several local and national revenue bands developed by FedEx.

      Effective March 15, 1999, FedEx increased list rates an average of 2.8% for shipments within the U.S. Rates for most shipments from the U.S. to most of the 211 countries served by the company's global network remained the same.

SERVICE REVENUES

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ended May 31 (amounts in thousands):

                                 1999            1998            1997
                                 ----            ----            ----
Package:
  U.S. overnight             $ 7,185,462     $ 6,810,211     $ 6,243,790
  U.S. deferred                2,271,151       2,179,188       1,621,647
  International Priority       3,018,828       2,731,140       2,351,092
Freight:
  U.S.                           439,855         337,098         207,729
  International                  530,759         597,861         604,472
Other*                           533,222         599,343         491,020
                             -----------     -----------     -----------
      Total                  $13,979,277     $13,254,841     $11,519,750
                             -----------     -----------     -----------
                             -----------     -----------     -----------

----------
* Includes revenues from sales of aircraft engine noise reduction kits, revenues generated by the specialized services summarized above under "Electronic Commerce and Customer Services," Canadian domestic revenue and charter services.

     SEASONALITY OF BUSINESS

     FedEx's express package business and freight business are both seasonal in nature. Historically, the U.S. package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. The latter part of FedEx's third fiscal quarter and late summer, being post winter-holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

     OPERATIONS

     FedEx's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 637 aircraft, approximately 46,000 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites, FedEx Authorized ShipCenters and sophisticated package tracking, billing and communications systems.

     FedEx's primary sorting facility, the SuperHub located in Memphis, serves as the center of FedEx's multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Alaska and Subic Bay, The Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Major sorting and freight handling facilities are located at Narita Airport in Tokyo, Charles de Gaulle Airport in Paris, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Charles de Gaulle Airport are also designed to serve as regional hubs for their respective market areas.

     Throughout its worldwide network, FedEx operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, FedEx operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. FedEx has also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes FedEx's direct presence less economical, Global Service Participants ("GSP") have been selected to complete deliveries.

     FedEx has an advanced package tracking and billing system, FedEx COSMOS-Registered Trademark-, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx's system. For international shipments, FedEx has developed FedEx Expressclear, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

     FUEL SUPPLIES AND COSTS

     During fiscal 1999, FedEx purchased aviation fuel from various suppliers under contracts which vary in length from 12 to 36 months and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices which may fluctuate daily. Management believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for FedEx's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on FedEx.

     In past years, FedEx has entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, FedEx makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. FedEx hedges its exposure to jet fuel price market risk only on a conservative, limited basis. At May 31, 1998, all such contracts had expired. Under jet fuel contracts, FedEx made payments of $28,764,000 in 1998 and received $15,162,000 (net of payments) in 1997. FedEx may enter into fuel hedging contracts in 2000. The timing and magnitude of such contracts may vary due to availability and pricing.

     The following table sets forth FedEx's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:

                                   TOTAL COST            PERCENTAGE OF TOTAL
           FISCAL YEAR           (IN THOUSANDS)           OPERATING EXPENSE
           -----------           --------------          -------------------
               1999                 $467,598                    3.6%
               1998                  570,959                    4.6
               1997                  557,533                    5.2
               1996                  461,401                    4.8
               1995                  394,225                    4.5

     Approximately 15% of FedEx's requirement for vehicle fuel is purchased in bulk. The remainder of FedEx's requirement is satisfied by retail purchases with various discounts. The percentage of total operating expense for vehicle fuel purchases for each of the last five fiscal years has not exceeded 1.5%.

     COMPETITION

     The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. Competitors in these markets include other express package concerns, principally United Parcel Service of America, Inc. ("UPS"), Airborne Express, DHL Worldwide Express, passenger airlines offering package express services, regional express delivery concerns, airfreight forwarders and the United States Postal Service. FedEx's principal competitors in the international market are UPS, foreign national air carriers, foreign postal authorities such as Deutsche Poste and TNT Post Group, United States passenger airlines and all-cargo airlines.

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

     REGULATION

     AIR

     Under the Federal Aviation Act of 1958, as amended, both DOT and the Federal Aviation Administration ("FAA") exercise regulatory authority over FedEx. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx holds various certificates issued by the DOT, authorizing FedEx to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx's international authority permits it to carry cargo and mail from several points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx to operate its air network in the most efficient manner.

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

     ENVIRONMENTAL

     Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx's present aircraft fleet is in compliance with current noise standards of the Federal Aviation Regulations. FedEx's aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx's aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx's significant markets. Congress' passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy which enabled FedEx to plan for noise reduction and better respond to local noise constraints.

     Certain regulations under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act impact FedEx's operations. In addition to the matters discussed above, FedEx is most directly affected by regulations pertaining to underground storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by FedEx.

     EMPLOYEES

     FedEx is headquartered in Memphis, Tennessee. Theodore L. Weise is the President and Chief Executive Officer of the company. At June 30, 1999, FedEx employed approximately 88,000 permanent full-time and 50,000 permanent part-time employees, of which approximately 21% are employed in Memphis. Employees of FedEx's international branches and subsidiaries in the aggregate represent approximately 12% of all employees. FedEx believes its relationship with its employees is excellent.

     On February 4, 1999, FedEx and the Fedex Pilots Association ("FPA") announced that the union's membership had ratified a five-year collective bargaining agreement to take effect on May 31, 1999, bringing the negotiating process to a successful conclusion. The agreement provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues, and limits on types of trips scheduled during certain times of the day.

     Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although FedEx is responding to these organization attempts, it cannot predict the outcome of these labor activities or their effect, if any, on FedEx or its employees.

RPS, INC.

     INTRODUCTION

     By focusing on high-volume business-to-business customers, maintaining a low cost structure and efficiently using information technology, RPS has become the second-largest ground small-package carrier in the United States. RPS serves customers in the small-package market in North America, focusing primarily on the business-to-business delivery of packages weighing up to 150 pounds. RPS provides ground service to 100% of the United States population and overnight service to 74% of the United States population. Through its subsidiary, RPS, Ltd., service is provided to 100% of the Canadian population. Additionally, RPS provides service to Mexico through an alliance with Estefeda Mexicana, S.A. de C.V. RPS also offers service offshore to Puerto Rico, Alaska and Hawaii via a ground/air network operation in cooperation with other transportation providers.

     RPS provides other specialized transportation services to meet specific customer requirements in the small-package market. RPS conducts its operations primarily with 8,700 owner-operated vehicles and, in addition, owns over 10,000 trailers. Competition for high-volume, profitable business focuses largely on providing competitive pricing and dependable service. Beginning July 1998, RPS initiated a money-back guarantee on all business-to-business ground deliveries within the continental United States.

     RPS utilizes advanced automatic sortation technology to streamline the handling of approximately 1.4 million daily packages. RPS also utilizes software systems and Internet-based applications to offer its customers new ways to connect internal package information with external delivery information. In 1998, RPS added multiple-carrier shipment tracing and proof-of-delivery signature functionality to its Web site (WWW.SHIPRPS.COM).

     Like FedEx, RPS utilizes a hub-and-spoke sorting and distribution system. Its 27 hubs are equipped with the most sophisticated package-sortation technology in the industry, with average processing speeds of 15,000 to 20,000 packages per hour.

     Using overhead laser scanners, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their destination terminals for local delivery. RPS is still the only ground carrier to operate a fully automated sortation system for greater efficiency and package integrity.

     RPS is headquartered in Pittsburgh, Pennsylvania. Daniel J. Sullivan is the President and Chief Executive Officer of the company. RPS has more than 31,000 employees and contractors in North America. RPS' primary competitors are UPS (non-express services) and the United States Postal Service.

     RECENT DEVELOPMENTS

     In July 1999, RPS began piloting a new package delivery service targeted to businesses that ship to residential addresses. Depending on the results of the pilot, the company believes it can roll out a business-to-residential service as early as spring 2000. RPS intends to leverage its existing pickup operation and automated hub and linehaul network while initiating a separate delivery network comprised of distinct terminals and a separate team of independent contractors. The test involves the delivery of packages to residences in the Pittsburgh, Pennsylvania metropolitan area. The company will release further details of its new service once the results of the prototype service are fully analyzed.

     In January 1999, RPS announced its intention to boost its package-processing capacity by 50% through a three-year expansion program. Plans include the opening of three new state-of-the-art distribution hubs that will support key metropolitan markets in New York, Chicago and Los Angeles, as well as the relocation and expansion of more than 50 local terminals over the next three years. RPS plans to invest $500 million in this three year expansion. The Company recently opened a 195,000 square-foot distribution hub in Rialto, CA, and a similar 153,000 square-foot facility in Champaign, IL. These new facilities will, as do all RPS hubs, use computerized package-sortation systems to ensure maximum productivity and efficiency. RPS' third new hub will support the company's plans to expand service within the New York metropolitan area. Scheduled to open in the summer of 2000, the Woodbridge, NJ facility will be the largest in the RPS network. It will be 329,000 square feet in size and capable of processing 30,000 packages per hour - approximately double the processing capacity of the average RPS hub. By the end of 1999, the company also will expand existing hubs in Toledo, OH, Denver, CO and Sacramento, CA.

     Also planned for completion by mid-2000 are the relocations and expansions of more than 15 pick-up and delivery terminals, including facilities in Albany, NY, Long Island, NY, Baltimore, MD, Beltsville, MD (serving Washington, D.C.), Norfolk, VA, Pittsburgh, PA, Cincinnati, OH, Detroit, MI, Carol Stream, IL (serving the Chicago metro area), Dallas, TX and Burbank, CA.

VIKING FREIGHT, INC.

     Viking specializes in one- and two-day less-than-truckload (LTL) service throughout the western United States. Service is also available to Alaska and Hawaii via alliances with ocean freight companies. Viking's management focuses on achieving high levels of on-time delivery, easy-to-use information technology and responsive customer service.

     With next- and second-business day regional freight service, plus direct ocean service to Alaska and Hawaii, Viking's 4,800 employees handle approximately 13,000 shipments per day, achieving an award-winning on-time delivery performance exceeding that of most other LTL carriers. Consistent with its EZTDBW-Registered Trademark- ("Easy To Do Business With") service philosophy, Viking has created two customer advisory boards -- one for corporate accounts, the other for smaller shippers -- to better anticipate and meet customers' needs. Viking has enhanced its customer service and today responds to most inquiries within seconds. Viking's Web sites (WWW.VIKINGFREIGHT.COM AND WWW.EZTDBW.COM) let customers conduct business electronically with convenience and confidence.

     In 1999, for the fourth time in the twelve year history of the award, NASSTRAC named Viking its regional LTL carrier of the year. In addition, readers of LOGISTICS MANAGEMENT AND DISTRIBUTION magazine voted to award Viking the "QUEST FOR QUALITY AWARD FOR 1998," the eighth year Viking has received this award.

     Viking is headquartered in San Jose, California. Douglas G. Duncan is the President and Chief Executive Officer of the company. Viking's primary regional competitors are ConWay Western Express, Inc., USF Bestway, Inc. and USF Reddaway Truck Line, Inc. Viking also competes with other regional and long-haul carriers.

ROBERTS EXPRESS, INC.

     Roberts Express is the world's largest surface-expedited carrier. Roberts Express offers one service: time-specific, non-stop, door-to-door delivery for critical shipments anytime, anywhere. Each shipper has exclusive vehicle usage, eliminating freight handling since operations are free from freight consolidation. A network of over 2,200 vehicles assures the customer of time-specific service anywhere within the United States and Canada, with pickup in less than ninety minutes within twenty-five miles of any of Roberts Express's 223 ExpressCenters. CUSTOMER LINK, Roberts Express's integrated two-way satellite communications system, enables the customer to immediately trace his shipment to determine its status and to-the-minute delivery time.

     Service is available 24 hours a day, 365 days a year, including weekends and holidays, at no extra cost. If at any time during transport Roberts Express is more than 15 minutes late, both the shipper and the consignee are notified. If Roberts Express is more than two hours late on delivery, the company will refund the customer 25% of the freight charges. If Roberts Express is more than four hours late on delivery, the company will refund the customer 50% of the freight charges. In many cases, Roberts Express offers (with guaranteed delivery times) a faster and less expensive alternative to heavyweight airfreight. More than 96% of shipments are delivered to the customer within fifteen minutes of Roberts Express's time-specific promise.

     Roberts' White Glove Services -Registered Trademark- division specializes in the transport of high value products, medical and electronic equipment, tradeshow exhibits, temperature-sensitive commodities and high-security shipments. Roberts CharterAir -Registered Trademark- division uses Roberts Express and White Glove vehicles and brokered aircraft on a non-scheduled, exclusive use point-to-point basis to provide a door-to-door guaranteed emergency "air-taxi" service. Express and Air Charter services are available through Roberts Europe. Command operations are located in Mastricht, The Netherlands. With continuous monitoring of shipments, two-way satellite communications and multilingual agents and drivers, Roberts Europe provides expedited services almost anywhere in Europe.

     In March 1999, the company introduced Roberts Express Point-to-Point service, a faster alternative to conventional airfreight service. Point-to-Point utilizes Roberts Express vehicles and scheduled air freighters to provide early next-day delivery of critical heavyweight airfreight anywhere in the continental U.S. The new service is also available to and from Canada and Europe. Point-to-point service is quicker than ground expedited transportation for distances greater than 1,500 miles and is less expensive than exclusive-use air charters.

     Roberts Express is headquartered in Akron, Ohio. R. Bruce Simpson is the President of the company. Roberts Express has approximately 600 employees and 1,700 owner-operators. Daily volume approximates 1,000 shipments. The company's primary competitors are ConWay NOW, Inc., CTX, Emery Expedite, Inc., Landstar Express America, Inc., TNT Expedite and Tri-State Expediting Service, Inc.

FDX GLOBAL LOGISTICS, INC.

     FDX Global Logistics was incorporated in Delaware on November 2, 1998 and serves as the holding company for Caliber Logistics, the operating company. Caliber Logistics is a contract logistics provider to targeted industries with expertise across the entire supply chain, from inbound materials management through distribution to the final consumer. Services provided include global transportation management, dedicated transportation, warehouse operations and management, finished goods distribution, just-in-time logistics programs, customer order processing, returnable container management, freight bill payment and auditing and other management services outsourced by its customers.

     An important element in Caliber Logistics' overall value to customers is improved information exchange. Caliber Logistics' transportation management programs use advanced electronic data interchanges to speed communications between customers and their suppliers. Faster communication translates into more cost-effective logistics and competitive advantages. Caliber Logistics manages over 100 logistics contracts, three million shipments per year and over six million square feet of warehouse space.

     FDX Global Logistics headquarters is located in Memphis, Tennessee. Caliber Logistics headquarters is located in Hudson, Ohio. Caliber Logistics European headquarters is located in Leiden, The Netherlands. Joseph C. McCarty is the President and Chief Executive Officer of FDX Global Logistics. Caliber Logistics, the operating company, has approximately 2,800 employees and 600 owner-operators.

     RECENT DEVELOPMENTS

     On August 6, 1999, FDX Global Logistics announced the signing of an agreement to acquire, for approximately $116 million in cash, substantially all the assets of Geologistics Air Services, Inc. ("GLAS"). The acquisition is subject to the approval of the U.S. Government and to the satisfaction of certain conditions by GLAS and the company. The acquisition is expected to close in the fall of 1999. FDX Global Logistics intends to operate GLAS through a newly-formed, wholly-owned subsidiary, Caribbean Transportation Services, Inc., a Delaware corporation ("CTS"). GLAS, a provider of airfreight forwarder services between the United States, Puerto Rico and the Dominican Republic, specializes in arranging the shipment of heavyweight and oversized cargo. GLAS provides airfreight forwarder services to the medical, pharmaceutical and technology sectors. GLAS is headquartered in Greensboro, North Carolina. Richard A. Faieta, President and Chief Executive Officer of GLAS, will serve as President and Chief Executive Officer of CTS.

RPS, VIKING, ROBERTS EXPRESS - REGULATION

     Prior to January 1996, RPS, Viking and Roberts Express conducted their operations pursuant to common and contract carrier authorities issued by the ICC. The ICC Termination Act of 1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the DOT.

     The operations of RPS, Viking and Roberts Express in interstate commerce are currently regulated by the DOT and the Federal Highway Administration, which retain limited oversight authority over motor carriers. Federal legislation has been enacted that preempted regulation by the states of rates and service in intrastate freight transportation.

     Like other interstate motor carriers, RPS, Viking and Roberts Express are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

     RPS, Viking and Roberts Express are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, RPS, Viking and Roberts Express are subject to numerous regulations dealing with underground fuel storage tanks and each company has environmental management programs to conform with these regulations.

RPS, VIKING, ROBERTS EXPRESS - SEASONALITY

     The transportation and logistics industry is affected directly by the state of the overall economy. Seasonal fluctuations affect tonnage, revenues and earnings. Normally, the fall of each year is the busiest shipping period for each of the three companies; the latter part of December, January, June and July of each year are the slowest periods. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

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

     AIRCRAFT AND VEHICLES

     FedEx's aircraft fleet at June 30, 1999 consisted of the following:

                                                           MAXIMUM GROSS
                                                         STRUCTURAL PAYLOAD
DESCRIPTION                         NUMBER             (POUNDS PER AIRCRAFT)*
-----------                         ------             ----------------------
McDonnell Douglas MD11                29**                    198,500
McDonnell Douglas DC10-30             22**                    172,000
McDonnell Douglas DC10-10             59**                    142,000
Airbus A300-600                       32**                    117,700
Airbus A310-200                       39**                     74,200
Boeing B727-200                       95**                     59,500
Boeing B727-100                       68**                     38,000
Fokker F27-500                        24                       14,000
Fokker F27-600                         8                       12,500
Cessna 208B                          251                        3,500
Cessna 208                            10                        3,000
                                     ---
Total                                637

----------
* Maximum gross structural payload includes revenue payload and container weight.
**  29 MD11, 17 DC10-30, four DC10-10, 32 A300, 16 A310, 13 B727-200 and five
    B727-100 aircraft are subject to operating leases.

     The A300s and A310s are two-engine, wide-bodied aircraft which have a longer range and more capacity than B727s. The MD11s are three-engine, wide-bodied aircraft which have a longer range and larger capacity than DC10s. The DC10s are three-engine, wide-bodied aircraft which have been specially modified to meet FedEx's cargo requirements. The B727s are three-engine aircraft configured for cargo service. FedEx's Fokker F27 and Cessna 208 turbo-prop aircraft are owned by FedEx and leased to unaffiliated operators to support FedEx operations in areas where demand does not justify use of a larger aircraft. An inventory of spare engines and parts is maintained for each aircraft type.

     In addition, FedEx "wet leases" approximately 21 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx's wet lease agreements are for terms not exceeding one year and are generally cancellable upon 30 days' notice.

     At June 30, 1999, FedEx operated worldwide approximately 46,000 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

     AIRCRAFT PURCHASE COMMITMENTS

     At May 31, 1999, FedEx was committed under various contracts to purchase five Airbus A300s, 31 MD11s, six DC10s (in addition to those discussed in the following paragraph) and 75 Ayres ALM 200 aircraft to be delivered through 2007.

     FedEx has entered into agreements with two airlines to acquire 53 DC10 aircraft (39 of which have been received as of May 31, 1999), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 20 additional DC10s along with additional aircraft engines and equipment. In January 1999, put options were exercised by an airline requiring FedEx to purchase nine DC10s (in addition to the 53 discussed immediately above) for a total purchase price of $29,700,000. Delivery of the aircraft began in March 1999 and is expected to be completed by January 2000.

      SORTING AND HANDLING FACILITIES

      At July 1, 1999, FedEx operated the following sorting and handling facilities:

                                                                 SORTING                                        LEASE
                                                 SQUARE         CAPACITY                                     EXPIRATION
           LOCATION                 ACRES         FEET         (PER HOUR)*              LESSOR                  YEAR
           --------                 -----        ------        -----------              ------               ----------
NATIONAL

Memphis, Tennessee                   479        3,074,440        465,000        Memphis-Shelby County           2012
                                                                                       Airport
                                                                                      Authority

Indianapolis, Indiana                120          645,000        175,000         Indianapolis Airport           2016
                                                                                      Authority


REGIONAL

Fort Worth, Texas                    168          641,000         74,000         Fort Worth Alliance            2014
                                                                                  Airport Authority

Newark, New Jersey                    56          503,800        142,000        Port Authority of New           2010
                                                                                 York and New Jersey

Oakland, California                   66          320,000         47,500           City of Oakland              2011


METROPOLITAN

Los Angeles, California               25          305,000         53,000         City of Los Angeles            2009

Chicago, Illinois                     55          419,000         47,000           City of Chicago              2018

Anchorage, Alaska+                    42          258,000         14,200         Alaska Department of           2013
                                                                              Transportation and Public
                                                                                      Facilities

INTERNATIONAL

Subic Bay,                            18          300,000         16,000        Subic Bay Metropolitan          2002
The Philippines++                                                                     Authority

----------
*   Documents and packages
+ Handles international express package and freight shipments to and from Asia, Europe and North America.
++  Handles intra-Asia express package and freight shipments.

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

     In addition to the facilities noted above, FedEx has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Charles de Gaulle Airport in Paris, France, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. New, larger facilities were opened in 1998 at the new Chek Lap Kok airport in Hong Kong, CKS International Airport in Taiwan and Dubai, United Arab Emirates. Construction on a 189,000 square foot facility to be located at Miami International Airport is expected to begin in late 1999 or early 2000.

     CHARLES DE GAULLE EUROPEAN REGIONAL HUB

     FedEx currently leases approximately 108,000 square feet from Aeroports de Paris ("ADP") for FedEx's European sort facility. FedEx expects its new European regional hub facility located at Charles de Gaulle Airport, Roissy (Paris), France to be operational in early September 1999. The facility will be 861,325 square feet located in 14 different buildings. FedEx will lease the space from ADP. The lease term commences on the first day of operations of the new facility and terminates 30 years later. The sort capacity in phase one of the facility is expected to be 48,000 packages and documents per hour.

     As of July 30, 1999, FedEx is in the operational testing and training phase of the new facility. The first day of operations is scheduled to be September 6, 1999. The aircraft ramp is in place and FedEx expects that the facility will be ready to accept aircraft on September 6.

     FedEx is required to give ADP two months' prior notice when the company will move out of the existing leased facility and terminate the lease. The company has not yet given ADP such notice because FedEx may need to keep some of the existing leased space. As of July 30, 1999, FedEx plans to retain approximately half of the present area or about 54,000 square feet for heavyweight airfreight operations, ECCS operations (principally warehousing operations) and for FedEx's GSPs.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     FedEx has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by FedEx. FedEx also leases approximately 90 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices. FedEx has opened an office campus in Collierville, Tennessee for its information technology and telecommunications division, and is building a headquarters office campus in East Shelby County, Tennessee. The headquarters campus, which will comprise nine separate buildings with more than 1.1 million square feet of space, is designed to consolidate many administrative and training functions currently spread throughout the Memphis metropolitan area. When completed by late fall of 2001, the office campus will bring together approximately 3,700 employees from more than 100 work groups.

     FedEx owns 14 and leases 711 facilities for city station operations in the United States. In addition, 151 city stations are owned or leased throughout FedEx's international network. The majority of these leases are for terms of five to ten years. FedEx believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of July 1, 1999, FedEx leased space for 372 FedEx World Service Centers in the United States and had placed approximately 34,066 Drop Boxes. FedEx also owns stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 114 were operating at July 1, 1999. Internationally, FedEx leases space for 43 FedEx World Service Centers and has approximately 973 FedEx Drop Boxes.

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

RPS, INC.

     As of June 30, 1999, RPS operated 369 facilities, including 27 hubs. Fifty-four of the facilities, 23 of which are hubs, are owned; 315 facilities are leased, generally for terms of three years or less. Thirteen of the facilities, three of which are hubs, are operated by RPS, Ltd., RPS' subsidiary operating in Canada. The 27 hub facilities are strategically located to cover the geographic area served by RPS. These facilities average 111,000 square feet and range in size from 33,000 to 315,000 square feet.

     RPS' corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 350,000 square foot building owned by RPS.

VIKING FREIGHT, INC.

     As of June 30, 1999, Viking operated 50 terminals, 35 of which are owned. The terminals are strategically located to cover the geographic area served by Viking. These facilities range in size from 1,800 to 72,650 square feet of office and dock space, and are located on sites ranging from 1.8 to
22.0 acres. The company's corporate headquarters is located in leased facilities in San Jose, California.

ROBERTS EXPRESS, INC.

     Roberts Express's corporate headquarters is located in Akron, Ohio in owned facilities. Roberts does not use terminal facilities in its business.

FDX GLOBAL LOGISTICS, INC.

     FDX Global Logistics' corporate headquarters is located in Memphis, Tennessee in leased facilities. Caliber Logistics' headquarters is located in Hudson, Ohio in leased facilities.

ITEM 3.  LEGAL PROCEEDINGS

FEDERAL EXPRESS CORPORATION

     There are two separate class-action lawsuits against FedEx generally alleging that FedEx has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that FedEx continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin FedEx from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. One case was filed in Circuit Court of Greene County, Alabama.

     The other case, which was filed in the Supreme Court of New York, New York County, and contained allegations and requests for relief substantially similar to the Alabama case, was dismissed with prejudice on FedEx's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999. The plaintiffs are now seeking permission to appeal to the next appellate level.

     The air transportation excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The excise tax was then reenacted by Congress effective March 7, 1997. The expiration of the tax relieved FedEx of its obligation to pay the tax during the periods of expiration. The Taxpayer Relief Act of 1997, signed by President Clinton in August 1997, extended the tax for ten years through September 30, 2007.

     FedEx intends to vigorously defend itself in this case. No amount has been reserved for this contingency.

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

THE COMPANY

     The Company and its subsidiaries are subject to other legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT


     Information regarding executive officers of the Company is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

       OFFICER, YEAR FIRST
        ELECTED AS OFFICER            AGE       POSITIONS HELD WITH COMPANY
       -------------------            ---       ---------------------------
        FREDERICK W. SMITH            54     Chairman, President and Chief
               1971                          Executive Officer of the Company
                                             since January 1998; Chairman of
                                             FedEx since 1975; Chairman,
                                             President and Chief Executive
                                             Officer of FedEx from April 1993
                                             to January 1998; Chief Executive
                                             Officer of FedEx from 1977 to
                                             January 1998; and President of
                                             FedEx from June 1971 to February
                                             1975.

         T. MICHAEL GLENN             43     Executive Vice President - Market
               1985                          Development and Corporate
                                             Communications of the Company
                                             since January 1998; Senior Vice
                                             President - Marketing, Customer
                                             Service and Corporate
                                             Communications of FedEx from June
                                             1994 to January 1998; Senior Vice
                                             President - Marketing and Corporate
                                             Communications of FedEx from
                                             December 1993 to June 1994; Senior
                                             Vice President - Worldwide Marketing
                                             Catalog Services and Corporate
                                             Communications of FedEx from June
                                             1993 to December 1993; Senior Vice
                                             President - Catalog and Remail
                                             Services of FedEx from September
                                             1992 to June 1993; Vice President -
                                             Marketing of FedEx from August 1985
                                             to September 1992; and various
                                             management positions in sales and
                                             marketing and senior sales
                                             specialist of FedEx from 1981 to
                                             1985.

        ALAN B. GRAF, JR.             45     Executive Vice President and Chief
               1987                          Financial Officer of the Company
                                             since January 1998; Executive Vice
                                             President and Chief Financial
                                             Officer of FedEx from February
                                             1996 to January 1998; Senior Vice
                                             President and Chief Financial
                                             Officer of FedEx from December
                                             1991 to February 1996; Vice
                                             President and Treasurer of FedEx
                                             from August 1987 to December 1991;
                                             and various management positions
                                             in finance and a senior financial
                                             analyst of FedEx from 1980 to 1987.

       OFFICER, YEAR FIRST
        ELECTED AS OFFICER            AGE       POSITIONS HELD WITH COMPANY
       -------------------            ---       ---------------------------
         JAMES S. HUDSON              50     Corporate Vice President - Strategic
               1992                          Financial Planning and Control and
                                             Principal Accounting Officer since
                                             January 1998; Vice President - Corporate
                                             Financial Planning and Control of
                                             FedEx from January 1997 to January
                                             1998; Vice President, Controller
                                             and Chief Accounting Officer of
                                             FedEx from December 1994 to January
                                             1997; Vice President-Finance -
                                             Europe, Africa and Mediterranean of
                                             FedEx from July 1992 to December
                                             1994; and various management
                                             positions in finance at FedEx from
                                             1974 to 1992.

         DENNIS H. JONES              47     Executive Vice President and Chief
               1986                          Information Officer of the Company since
                                             January 1998; Senior Vice President
                                             and Chief Information Officer of FedEx
                                             from December 1991 to January 1998;
                                             Vice President - Customer
                                             Automation and Invoicing of FedEx
                                             from December 1986 to December
                                             1991; and various management
                                             positions in finance and a
                                             financial analyst of FedEx from
                                             1975 to 1986.

       KENNETH R. MASTERSON           55     Executive Vice President, General
               1980                          Counsel and Secretary of the Company
                                             since January 1998; Executive Vice
                                             President, General Counsel and
                                             Secretary of FedEx from February
                                             1996 to January 1998; Senior Vice
                                             President, General Counsel and
                                             Secretary of FedEx from September
                                             1993 to February 1996; Senior Vice
                                             President and General Counsel of
                                             FedEx from February 1981 to
                                             September 1993; and Vice President
                                             - Legal of FedEx from January 1980
                                             to February 1981.

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

                                    PART II

     Information for Items 5 through 8 of this Report appears in the Company's 1999 Annual Report to Stockholders as indicated in the following table and is incorporated herein by reference.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

     Information regarding stock listing, market information and stockholders is contained in the Corporate Information section of the Company's 1999 Annual Report to Stockholders, on page 40 under the headings, "Stock listing," "Stockholders" and "Market information" and is incorporated herein by reference. As of August 2, 1999, the closing price of the Company's common stock on the New York Stock Exchange was $44.75 per share.

     No cash dividends have been declared. The Company has never declared a dividend on its shares because its policy has been to reinvest earnings in the Company's businesses.

     There are no material restrictions on the Company's ability to declare dividends, nor are there any material restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. See Note 4 to Notes to Consolidated Financial Statements set forth in the Company's 1999 Annual Report to Stockholders, which Note is incorporated herein by reference.

                                                                   PAGE IN ANNUAL REPORT
                                                                      TO STOCKHOLDERS
                                                                   ---------------------
ITEM 6.  SELECTED FINANCIAL DATA

     Selected Consolidated Financial Data.................                      39

     See Management's Discussion and Analysis of Results of Operations and Financial Condition set forth in the Company's 1999 Annual Report to Stockholders for a discussion of factors such as accounting changes, business combinations or dispositions of business operations that may materially affect the comparability of the information reflected in selected financial data.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION....                       9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK................................                     14, 15



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Statements of Income.........................           19
     Consolidated Balance Sheets...............................           20
     Consolidated Statements of Cash Flows.....................           21
     Consolidated Statements of Changes in
       Stockholders' Investment and Comprehensive Income.......           22
     Notes to Consolidated Financial Statements................           23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding members of the Company's Board of Directors is presented in sections "Stock Ownership - Directors and Executive Officers," "Election of Directors," "Meetings and Committees," "Compensation of Directors," and "Transactions with Management and Others and Compensation Committee Interlocks and Insider Participation" on pages 6, 8 through 12 and on page 21 of the Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders which will be held September 27, 1999 and is incorporated herein by reference. Information regarding executive officers of the Company is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

      Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be held on September 27, 1999, as indicated in the following table and is incorporated herein by reference.

                                                                   PAGE IN PROXY
                                                                     STATEMENT
                                                                   -------------
ITEM 11. EXECUTIVE COMPENSATION

     Compensation Information...................................          13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

     Stock Ownership - Directors and Executive Officers.........           2

     Stock Ownership - Significant Stockholders.................           2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others and Compensation
         Committee Interlocks and Insider Participation.........          21

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the Notes to Consolidated Financial Statements, and the report thereon of Arthur Andersen LLP, dated June 29, 1999, are presented on pages 19 through 38 of the Company's 1999 Annual Report to Stockholders and are incorporated herein by reference. The Report of Independent Auditors on the consolidated statements of income, shareholders' equity and cash flows of Caliber System, Inc. (not presented separately herein) for the year ended December 31, 1996 is included as Exhibit 99 to this Report. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, 7A and 8 hereof, the Company's 1999 Annual Report to Stockholders is not to be deemed as filed as part of this Report.

     2.  FINANCIAL STATEMENT SCHEDULE                        PAGE NUMBER
                                                                   IN FORM 10-K
                                                                   ------------
Report of Independent Public Accountants on Financial Statement
  Schedule.....................................................           S-1

Schedule II - Valuation and Qualifying Accounts................           S-2

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 1999 Annual Report to Stockholders and incorporated herein by reference.

     3.  EXHIBITS

     Exhibits 3.1, 3.2, 4.1 through 4.28, 10.1 through 10.105, 12,
13, 21, 23.1, 23.2, 24, 27 and 99 are being filed in connection with this Report and incorporated herein by reference.

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

                                      FDX CORPORATION
                                      (Registrant)

                                      BY: /s/ JAMES S. HUDSON
                                          -----------------------------------
                                               James S. Hudson
                                               Corporate Vice President -
                                               Strategic Financial Planning
                                               and Control
                                               (PRINCIPAL ACCOUNTING OFFICER)


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

         SIGNATURE                                     CAPACITY                                  DATE
         ---------                                     --------                                  ----
/s/ FREDERICK W. SMITH*                         Chairman, President and
---------------------------                     Chief Executive Officer
    Frederick W. Smith                          and Director
                                                (PRINCIPAL EXECUTIVE OFFICER)

/s/ ALAN B. GRAF, JR.*                          Executive Vice President and
---------------------------                     Chief Financial Officer
    Alan B. Graf, Jr.                           (PRINCIPAL FINANCIAL OFFICER)

/s/ JAMES S. HUDSON                             Corporate Vice President -                   August 16, 1999
---------------------------                     Strategic Financial Planning
    James S. Hudson                             and Control
                                                (PRINCIPAL ACCOUNTING OFFICER)

/s/ ROBERT H. ALLEN *                                           Director
---------------------------
    Robert H. Allen

/s/ ROBERT L. COX *                                             Director
---------------------------
    Robert L. Cox

/s/ RALPH D. DENUNZIO *                                         Director
---------------------------
    Ralph D. DeNunzio

         SIGNATURE                                     CAPACITY                                  DATE
         ---------                                     --------                                  ----
/s/ JUDITH L. ESTRIN *                                 Director
---------------------------
    Judith L. Estrin

/s/ PHILIP GREER *                                     Director
---------------------------
    Philip Greer

/s/ J. R. HYDE, III *                                  Director
---------------------------
    J. R. Hyde, III

/s/ CHARLES T. MANATT *                                Director
---------------------------
    Charles T. Manatt

/s/ GEORGE J. MITCHELL *                               Director
---------------------------
    George J. Mitchell

/s/ JACKSON W. SMART, JR.*                             Director
---------------------------
    Jackson W. Smart, Jr.

/s/ JOSHUA I. SMITH *                                  Director
---------------------------
    Joshua I. Smith

/s/ PAUL S. WALSH*                                     Director
---------------------------
    Paul S. Walsh

/s/ PETER S. WILLMOTT *                                Director
---------------------------
    Peter S. Willmott


*By: /s/ JAMES S. HUDSON                                                                     August 16, 1999
     -------------------
        James S. Hudson
        Attorney-in-Fact

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE



To FDX Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in FDX Corporation's 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /S / ARTHUR ANDERSEN LLP
                                            ----------------------------------
                                            ARTHUR ANDERSEN LLP


Memphis, Tennessee,
June 29, 1999

                                                                   SCHEDULE II


                       FDX CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED MAY 31,1999,
                                1998 AND 1997
                                (In thousands)

                                              ADDITIONS
                                        ------------------------
                                                                                    BALANCE
                          BALANCE AT    CHARGED TO    CHARGED TO                      AT
                           BEGINNING    COSTS AND       OTHER                       END OF
DESCRIPTION                 OF YEAR      EXPENSES      ACCOUNTS      DEDUCTIONS      YEAR
-----------               ----------    ----------    -----------    -----------    -------
Accounts
Receivable Allowances
---------------------

1999...............         $61,409      $71,704       $2,769 (A)    $ 67,577 (B)   $68,305
                            -------      -------       ------        --------       -------
                            -------      -------       ------        --------       -------

1998 (1)...........         $86,154      $95,634       $   --        $120,379 (B)   $61,409
                            -------      -------       ------        --------       -------
                            -------      -------       ------        --------       -------

1997 (2)...........         $43,395      $76,150       $   --        $ 51,415 (B)   $68,130
                            -------      -------       ------        --------       -------
                            -------      -------       ------        --------       -------


Viking
Restructuring Reserve
---------------------

1999...............         $18,857      $    --       $   --        $  2,818 (C)   $16,039
                            -------      -------       ------        --------       -------
                            -------      -------       ------        --------       -------

1998 (1)...........         $64,342      $    --       $   --        $ 45,485 (C)   $18,857
                            -------      -------       ------        --------       -------
                            -------      -------       ------        --------       -------

Reserve Related to
Merger of
FedEx and Caliber
------------------

1999...............         $27,274      $    --       $   --        $ 11,628 (C)   $15,646
                            -------      -------       ------        --------       -------
                            -------      -------       ------        --------       -------

1998 (1)...........         $    --      $88,000       $   --        $ 60,726 (C)   $27,274
                            -------      -------       ------        --------       -------
                            -------      -------       ------        --------       -------


(A)  Reclassifications.
(B)  Uncollectible accounts written off, net of recoveries.
(C)  Amounts paid and charged to reserve.


(1) Period comprises Caliber's 53-week period from May 25, 1997 to May 31, 1998 consolidated with FedEx's year ended May 31, 1998.

(2) Period comprises Caliber's calendar year ended December 31, 1996 consolidated with FedEx's year ended May 31, 1997.

                                   EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------


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

      4.1 Indenture dated as of May 15, 1989 between FedEx and BONY relating to FedEx's unsecured debt securities. (Filed as an exhibit to FedEx's Registration Statement No. 33-28796 on Form
                 S-3 and incorporated herein by reference.)

      4.2 Supplemental Indenture No. 2 dated as of August 11, 1989 between FedEx and BONY. (Filed as Exhibit 4.2 to FedEx's
                 Registration Statement No. 33-30415 on Form S-3 and incorporated herein by reference.)





    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

      4.3 Supplemental Indenture No. 3 dated as of October 15, 1989 between FedEx and BONY relating to FedEx's 9 5/8% Sinking Fund
                 Debentures due October 15, 2019. (Filed as Exhibit 4.2 to
                 FedEx's Current Report on Form 8-K dated October 16, 1989,
                 Commission File No. 1-7806, and incorporated herein by reference.)

      4.4 Supplemental Indenture No. 5 dated as of August 15, 1990 between FedEx and BONY. (Filed as Exhibit 4(c) to FedEx's
                 Current Report on Form 8-K dated August 28, 1990, Commission
                 File No. 1-7806, and incorporated herein by reference.)

      4.5        Indenture dated May 15, 1989 including Supplemental Indenture
                 Nos. 2, 3 and 5 dated as described above, between FedEx and BONY, relating to FedEx's Medium-Term Notes, Series B, the last of which is due August 15, 2006, FedEx's 9 7/8% Notes due April
                 1, 2002, FedEx's 9.65% Notes due June 15, 2012. (Filed as described above.)

      4.6 Form of Fixed Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.4 to FedEx's
                 Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

      4.7 Form of Floating Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.5 to FedEx's
                 Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

      4.8        Form of 9 7/8% Note due April 1, 2002. (Filed as Exhibit 4.1 to
                 FedEx's Current Report on Form 8-K dated March 23, 1992,
                 Commission File No. 1-7806, and incorporated herein by reference.)

      4.9        Form of 9.65% Note due June 15, 2012. (Filed as Exhibit 4.1 to
                 FedEx's Current Report on Form 8-K dated June 18, 1992,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     4.10        Indenture dated as of July 1, 1996 between FedEx and The First
                 National Bank of Chicago, as Trustee, relating to FedEx's unsecured debt securities. (Filed as Exhibit 4.14 to FedEx's
                 FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     4.11        Supplemental Indenture No. 1 dated as of July 1, 1997 between
                 FedEx and The First National Bank of Chicago relating to
                 FedEx's 7.60% Notes due July 1, 2097. (Filed as Exhibit 4.1 to
                 FedEx's Current Report on Form 8-K dated July 7, 1997,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     4.12        Form of 7.60% Note due July 1, 2097. (Filed as Exhibit 4.2 to
                 FedEx's Current Report on Form 8-K dated July 7, 1997,
                 Commission File No. 1-7806, and incorporated herein by reference.)


    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

     4.13 Pass Through Trust Agreement dated as of February 1, 1993, as amended and restated as of October 1, 1995, between FedEx and BONY, as Pass Through Trustee, relating to FedEx's 1993 Pass
                 Through Certificates, Series A1, A2, B1, B2, C1 and C2, 1995
                 Pass Through Certificates, Series A1, A2, B1, B2 and B3 and
                 1996 Pass Through Certificates, Series A1 and A2. (Filed as
                 Exhibit 4.a.1 to FedEx's Current Report on Form 8-K dated
                 October 26, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

     4.14        Form of 8.04% and 8.76% 1993 Pass Through Certificates, Series
                 A1 and A2 due November 22, 2007 and May 22, 2015, respectively.
                 (Filed as Exhibit 4(a)(2) to FedEx's Current Report on Form 8-K dated February 4, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

     4.15        Form of 6.68% and 7.63% 1993 Pass Through Certificates, Series
                 B1 and B2 due January 1, 2008 and January 1, 2015, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated September 23, 1993, Commission File No.
                 1-7806, and incorporated herein by reference.)

     4.16        Form of 7.15% and 7.96% 1993 Pass Through Certificates, Series
                 C1 and C2 due September 28, 2012 and March 28, 2017, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated December 2, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

     4.17        Form of 7.63% and 8.06% 1995 Pass Through Certificates, Series
                 A1 and A2 due January 5, 2014 and January 5, 2016, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated August 16, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

     4.18        Form of 6.05%, 7.11% and 7.58% 1995 Pass Through Certificates,
                 Series B1, B2 and B3 due March 19, 1996, January 2, 2014 and
                 July 2, 2019, respectively. (Filed as Exhibit 4.a.2 to FedEx's
                 Current Report on Form 8-K dated October 26, 1995, Commission
                 File No. 1-7806, and incorporated herein by reference.)

     4.19        Form of 7.85% and 8.17% 1996 Pass Through Certificates, Series
                 A1 and A2 due January 30, 2015 and January 30, 2018, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated June 5, 1996, Commission File No. 1-7806, and incorporated herein by reference.)

     4.20        Pass Through Trust Agreement dated as of March 1, 1994 between
                 FedEx and BONY, as Pass Through Trustee, relating to FedEx's
                 1994 Pass Through Certificates, Series A310-A1, A310-A2 and
                 A310-A3. (Filed as Exhibit 4.a.1 to FedEx's Current Report on
                 Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

     4.21        Form of 7.53%, 7.89% and 8.40% 1994 Pass Through Certificates,
                 Series A310-A1, A310-A2 and A310-A3 due September 23, 2006,
                 September 23, 2008 and March 23, 2010, respectively. (Filed as
                 Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated March
                 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

     4.22        Pass Through Trust Agreement dated as of June 1, 1996 between
                 FedEx and State Street Bank and Trust Company, as Pass Through
                 Trustee, relating to FedEx's 1996 Pass Through Certificates,
                 Series B1 and B2. (Filed as Exhibit 4(a)(1) to FedEx's
                 Registration Statement No. 333-07691 on Form S-3 and incorporated herein by reference.)

     4.23        Form of 7.39% and 7.84% 1996 Pass Through Certificates, Series
                 B1 and B2 due January 30, 2013 and January 30, 2018, respectively. (Filed as Exhibit 4.a.2 to FedEx's Current Report on Form 8-K dated October 17, 1996, Commission File No. 1-7806, and incorporated herein by reference.)

     4.24        Pass Through Trust Agreement dated as of May 1, 1997 between
                 FedEx and First Security Bank, National Association, as Pass
                 Through Trustee. (Filed as Exhibit 4.a.3 to FedEx's Form 8-K dated May 12, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

     4.25        Form of 7.50%, 7.52% and 7.65% 1997-1 Pass Through
                 Certificates, Class A, B and C due January 15, 2018, January
                 15, 2018 and January 15, 2014, respectively. (Filed as Exhibit
                 4.a.2 to FedEx's Current Report on Form 8-K dated May 22, 1997,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     4.26        Form of 6.72%, 6.845% and 7.02% 1998-1 Pass Through
                 Certificates, Class A, B and C due January 15, 2022, January
                 15, 2019 and January 15, 2016, respectively. (Filed as Exhibit
                 4.a.3 to FedEx's Current Report on Form 8-K dated June 30,
                 1998, Commission File No. 1-7806, and incorporated herein by reference.)

     4.27        Pass Through Trust Agreement dated as of June 1, 1999 between
                 FedEx and the Bank of New York, as Pass Through Trustee. (Filed as Exhibit 4(a)(1) to FedEx's Registration Statement
                 No. 333-80001 on Form S-3 and incorporated herein by reference.)

     4.28        Form of 7.65%, 7.90% and 8.25% 1999-1 Pass Through Certificates
                 Class A, B and C due January 15,2023, January 15, 2020 and
                 January 15, 2019, respectively. (Filed as Exhibit 4(a)(2) to
                 FedEx's Registration Statement No. 333-80001 on Form S-3 and incorporated herein by reference.)

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



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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
                 1-7806, and incorporated herein by reference.)



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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

     10.53 Supplement No. 1 dated October 1, 1983 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 28.17 to FedEx's
                 FY93 Second Quarter Report on Form 10-Q, Commission File No.
                 1-7806, and incorporated herein by reference.)

     10.54 Supplement No. 2 dated September 1, 1985 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and FedEx. (Filed as Exhibit 28.18 to FedEx's
                 FY93 Second Quarter Report on Form 10-Q, Commission File No.
                 1-7806, and incorporated herein by reference.)

     10.55       Supplement No. 3 dated June 1, 1992 to Lease Agreement dated
                 October 1, 1983 between The Port Authority of New York and New
                 Jersey and FedEx. (Filed as Exhibit 28.19 to FedEx's FY93
                 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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

     10.62       Indenture dated as of October 1, 1994 between the Indianapolis
                 Airport Authority and NBD Bank, N. A., as Trustee, relating to
                 7.10% Special Facilities Revenue Bonds, Series 1994 due January
                 15, 2017. (Filed as Exhibit 10.1 to FedEx's FY95 Second Quarter
                 Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

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


    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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


    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

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



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

     10.83       1997 Restricted Stock Plan and Form of Restricted Stock
                 Agreement pursuant to 1997 Restricted Stock Plan. (Filed as
                 Exhibit 10.82 to FedEx's FY97 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     10.84       Amendment to 1997 Stock Incentive Plan (Filed as Exhibit A to
                 Registrant's FY98 Definitive Proxy Statement, Commission File
                 No. 333-39483, and incorporated herein by reference.)

     10.85       FedEx's Amended and Restated Retirement Parity Pension Plan.
                 (Filed as Exhibit 10.83 to FedEx's FY97 Annual Report on
                 Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     10.86 Management Performance Bonus Plan. (Description of the performance bonus plan contained in the Definitive Proxy
                 Statement for Registrant's 1999 Annual Meeting of Stockholders, under the heading "Report on Executive Compensation of the Compensation Committee of the Board of Directors" is incorporated herein by reference.)

     10.87 Long-Term Performance Bonus Plan. (A description of each long-term performance bonus plan is contained in the Definitive
                 Proxy Statement for Registrant's 1999 Annual Meeting of
                 Stockholders, under the heading "Long-Term Incentive Plans -
                 Awards in Last Fiscal Year" and is incorporated herein by reference.)

     10.88 Purchase Agreement between AVSA and FedEx for purchase of Airbus A300 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.36 to FedEx's FY91 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     10.89       Amendment Nos. 1 through 4 to Purchase Agreement dated July 3,
                 1991 between AVSA and FedEx. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits
                 10.1 through 10.5 to FedEx's FY97 Second Quarter Report on Form
                 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.90       Sales Agreement dated April 7, 1995 between FedEx and American
                 Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to
                 FedEx's FY95 Annual Report on Form 10-K, Commission File No.
                 1-7806, and incorporated herein by reference.)

     10.91 Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between FedEx and American Airlines, Inc.
                 (Filed as Exhibit 10.93 to FedEx's FY97 Annual Report on Form
                 10-K, Commission File No. 1-7806, and incorporated herein by reference.)



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

     10.92 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx's FY97 Second Quarter
                 Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.93       Letter Agreement No. 3 dated July 15, 1997, amending the
                 Modification Services Agreement dated September 16, 1996, between McDonnell Douglas and FedEx. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY98 First Quarter Report on Form
                 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.94       Letter Agreement Nos. 5-7 dated January 12, 1998, March 16,
                 1998 and February 26, 1998, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits
                 10.1 through 10.3 to FedEx's FY98 Second Quarter Report on Form
                 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.95       Aircraft Sales Agreement dated as of April 21, 1998 between
                 Flightlease, Ltd. and FedEx. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.94 to Registrant's FY98
                 Annual Report on Form 10-K, Commission File No. 333-39483, and incorporated herein by reference.)

     10.96       Credit Agreement dated January 15, 1998 among Registrant and
                 The First National Bank of Chicago, individually and as agent, and certain lenders. (Filed as Exhibit 10.1 to Registrant's
                 FY98 Third Quarter Report on Form 10-Q, Commission File No.
                 333-39483, and incorporated herein by reference.)

     10.97       Amendment No. 1 dated as of December 10, 1998 to Credit
                 Agreement dated as of January 15, 1998 among Registrant,
                 The First National Bank of Chicago, as Agent, and certain
                 Lenders. (Filed as Exhibit 10.2 to Registrant's FY99
                 Second Quarter Report on Form 10-Q, Commision File No.
                 333-39483, and incorporated herein by reference.)

     10.98       Registrant's Retirement Plan for Outside Directors. (Filed as
                 Exhibit 10.85 to FedEx's FY97 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     10.99       First Amendment to Registrant's Retirement Plan for Outside
                 Directors. (Filed as Exhibit 10.86 to FedEx's FY97 Annual
                 Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     10.100      Registrant's Amended and Restated Retirement Plan for Outside
                 Directors. (Filed as Exhibit 10.87 to FedEx's FY97 Annual
                 Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------
     10.101      Eighteenth Supplemental Lease Agreement dated as of July 1,
                 1997, between the Authority and FedEx. (Filed as Exhibit 10.2 to FedEx's FY98 First Quarter Report on Form 10-Q, Commission
                 File No. 1-7806, and incorporated herein by reference.)

     10.102      Nineteenth Supplemental Lease Agreement dated as of September
                 1, 1998, between the Authority and FedEx. (Filed as Exhibit
                 10.1 to FedEx's FY99 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     10.103      Amendments dated March 19, 1998 and January, 1999, amending the
                 Sales Agreement dated April 7, 1995, between American Airlines,
                 Inc. and FedEx. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and 10.2, to FedEx's FY99
                 Third Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.104      Letter Agreement No. 9 dated January 27, 1999, amending the
                 Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit
                 10.3 to FedEx's FY99 Third Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

     10.105      Amendment No. 1 dated January 22, 1999, amending the
                 Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit
                 10.4 to FedEx's FY99 Third Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

      12         Statement re Computation of Ratio of Earnings to Fixed Charges.

      13 Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1999.

      21         Subsidiaries of Registrant.

     23.1        Consent of Independent Public Accountants.

     23.2        Consent of Independent Auditors.

      24         Powers of Attorney.

      27         Financial Data Schedule.



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    -------                           ----------------------

      99         Report of Independent Auditors.

