Form 10-Q
period 1999-08-31
FDX CORP
filed 1999-10-13
CIK 1048911

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1999, OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.


                        COMMISSION FILE NUMBER: 333-39483


                                 FDX CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                           62-1721435
     (State of incorporation)                                (I.R.S. Employer
                                                            Identification No.)
    942 South Shady Grove Road
        Memphis, Tennessee                                         38120
      (Address of principal                                     (Zip Code)
        executive offices)

                                 (901) 818-7200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock               Outstanding Shares at September 30, 1999
Common Stock, par value $.10 per share                 298,565,567

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 FDX CORPORATION

                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                                           PAGE
Condensed Consolidated Balance Sheets
     August 31, 1999 and May 31, 1999..................................................     3-4

Condensed Consolidated Statements of Income
     Three Months Ended August 31, 1999 and 1998.......................................       5

Condensed Consolidated Statements of Cash Flows
     Three Months Ended August 31, 1999 and 1998.......................................       6

Notes to Condensed Consolidated Financial Statements...................................    7-11

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants.................................................      12

Report of Independent Public Accountants...............................................      13

Management's Discussion and Analysis of Results of Operations
     and Financial Condition...........................................................   14-22



                           PART II. OTHER INFORMATION


Legal Proceedings......................................................................      23

Submission of Matters to a Vote of Security Holders....................................      23

Exhibits and Reports on Form 8-K.......................................................      23


EXHIBIT INDEX..........................................................................     E-1

                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                   August 31,
                                                                                      1999          May 31,
                                                                                  (Unaudited)        1999
                                                                                  -----------     ------------
                                                                                       (In thousands)
ASSETS
Current Assets:
     Cash and cash equivalents..................................................  $   379,723    $   325,323
     Receivables, less allowances of
       $78,163,000 and $68,305,000..............................................    2,144,524      2,153,166
     Spare parts, supplies and fuel.............................................      277,252        291,922
     Deferred income taxes......................................................      297,322        290,721
     Prepaid expenses and other.................................................       54,228         79,896
                                                                                  -----------    -----------
         Total current assets...................................................    3,153,049      3,141,028

Property and Equipment, at Cost.................................................   14,091,367     13,719,907
     Less accumulated depreciation and amortization.............................    7,402,988      7,160,690
                                                                                  -----------    -----------
         Net property and equipment.............................................    6,688,379      6,559,217

Other Assets:
     Goodwill...................................................................      341,037        344,002
     Other......................................................................      613,246        603,964
                                                                                  -----------    -----------
         Total other assets.....................................................      954,283        947,966
                                                                                   ----------    -----------
                                                                                  $10,795,711    $10,648,211
                                                                                  -----------    -----------
                                                                                  -----------    -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                  August 31,
                                                                                     1999            May 31,
                                                                                  (Unaudited)         1999
                                                                                  -----------     ------------
                                                                                       (In thousands)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term debt..........................................  $     2,573     $    14,938
     Accrued salaries and employee benefits.....................................      623,863         740,492
     Accounts payable...........................................................    1,034,490       1,133,952
     Accrued expenses...........................................................    1,017,041         895,375
                                                                                  -----------     ------------
         Total current liabilities..............................................    2,677,967       2,784,757

Long-Term Debt, Less Current Portion............................................    1,359,711       1,359,668

Deferred Income Taxes...........................................................      287,606         293,462

Other Liabilities...............................................................    1,651,501       1,546,632

Commitments and Contingencies (Notes 5 and 6)

Common Stockholders' Investment:
     Common Stock, $.10 par value;
       400,000,000 shares authorized, 298,358,940
         and 297,987,200 issued.................................................       29,836          29,799
     Additional paid-in capital.................................................    1,067,803       1,061,312
     Retained earnings .........................................................    3,774,831       3,615,797
     Accumulated other comprehensive income.....................................      (25,978)        (24,688)
     Deferred compensation and other............................................      (27,566)        (18,528)
                                                                                  -----------     ------------
         Total common stockholders' investment..................................    4,818,926       4,663,692
                                                                                  -----------     ------------
                                                                                  $10,795,711     $10,648,211
                                                                                  -----------     ------------
                                                                                  -----------     ------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          AUGUST 31,
                                                                                   -----------------------
                                                                                      1999             1998
                                                                                   -----------     ----------
                                                                                    (In thousands, except
                                                                                       per share amounts)
Revenues........................................................................  $4,319,977       $4,082,302

Operating Expenses:
     Salaries and employee benefits.............................................   1,830,833        1,748,116
     Rentals and landing fees...................................................     366,707          331,511
     Purchased transportation...................................................     390,308          371,221
     Depreciation and amortization..............................................     277,262          250,177
     Maintenance and repairs....................................................     255,269          247,710
     Fuel ......................................................................     184,460          149,431
     Other......................................................................     731,331          700,293
                                                                                  ----------        ---------
                                                                                   4,036,170        3,798,459
                                                                                  ----------        ---------

Operating Income................................................................     283,807          283,843

Other Income (Expense):
     Interest, net..............................................................     (20,608)         (25,234)
     Other, net.................................................................        (319)          (3,261)
                                                                                  ----------        ---------
                                                                                     (20,927)         (28,495)
                                                                                  ----------        ---------

Income Before Income Taxes......................................................     262,880          255,348

Provision for Income Taxes......................................................     103,846          105,969
                                                                                  ----------        ---------
Net Income......................................................................  $  159,034       $  149,379
                                                                                  ----------        ---------
                                                                                  ----------        ---------
Earnings per common share:
     Basic......................................................................  $     0.53       $     0.51
                                                                                  ----------        ---------
                                                                                  ----------        ---------
     Assuming dilution..........................................................  $     0.52       $     0.50
                                                                                  ----------        ---------
                                                                                  ----------        ---------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         AUGUST 31,
                                                                --------------------------
                                                                   1999            1998
                                                                -----------     ----------
                                                                    (In thousands)
Net Cash Provided by Operating Activities.......................  $ 330,120    $ 395,901

Investing Activities:
     Purchases of property and equipment........................   (358,195)    (495,238)
     Proceeds from disposition of property
       and equipment:
         Reimbursements of A300 and MD11 deposits...............     22,377       23,630
         Other dispositions.....................................     83,448       53,823
     Other, net.................................................     (6,259)          71
                                                                 -----------   ----------
Net cash used in investing activities...........................   (258,629)    (417,714)

Financing Activities:
     Principal payments on debt.................................    (12,532)      (6,000)
     Proceeds from stock issuances..............................      5,631        1,597
     Other, net.................................................    (10,190)      (8,168)
                                                                 -----------   ----------
Net cash used in financing activities...........................    (17,091)     (12,571)
                                                                 -----------   ----------
Net increase (decrease) in
     cash and cash equivalents..................................     54,400      (34,384)
Cash and cash equivalents at beginning of period................    325,323      229,565
                                                                 -----------   ----------
Cash and cash equivalents at end of period......................  $ 379,723    $ 195,181
                                                                 -----------   ----------
                                                                 -----------   ----------
Cash payments for:
     Interest (net of capitalized interest).....................  $  24,323    $  22,942
                                                                 -----------   ----------
                                                                 -----------   ----------
     Income taxes...............................................  $  16,961    $  36,228
                                                                 -----------   ----------
                                                                 -----------   ----------
Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)..................  $  11,670    $  10,446
     Fair value of assets acquired under
       exchange agreements......................................      9,674        6,690
                                                                 -----------  ----------
     Fair value of assets surrendered in
       excess of assets acquired................................  $   1,996    $   3,756
                                                                 -----------  ----------
                                                                 -----------  ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of August 31, 1999 and the consolidated results of its operations and cash flows for the three-month periods ended August 31, 1999 and 1998. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

       Certain prior period amounts have been reclassified to conform to the current presentation.


(2)    COMPREHENSIVE INCOME

       The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income:


                                                                         THREE MONTHS
                                                                       ENDED AUGUST 31,
                                                                 -------------------------
                                                                   1999              1998
                                                                 ---------        ---------
                                                                       (In thousands)
  Net income...................................................  $159,034          $149,379
  Other comprehensive income:
    Unrealized loss on available-for-sale
      securities, net of deferred taxes of $1,572,000..........    (2,459)               --
    Foreign currency translation adjustments,
      net of deferred taxes of $154,000 and
      deferred tax benefit of $3,376,000.......................     1,169           (13,445)
                                                                 ---------        ---------
    Comprehensive income.......................................  $157,744          $135,934
                                                                 ---------        ---------
                                                                 ---------        ---------

(3)  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share for the three-month periods ended August 31, 1999 and 1998 was as follows (in thousands, except per share amounts):


                                                                  THREE MONTHS
                                                                ENDED AUGUST 31,
                                                           --------------------------
                                                              1999             1998
                                                           ---------        ----------
Net income applicable to common
     stockholders                                           $159,034         $149,379
                                                           ---------        ----------
                                                           ---------        ----------
Average shares of common stock
     outstanding                                             298,170          294,867
                                                           ---------        ----------
                                                           ---------        ----------
Basic earnings per share                                    $   0.53         $   0.51
                                                           ---------        ----------
                                                           ---------        ----------

Average shares of common stock
     outstanding                                             298,170          294,867
Common equivalent shares:
     Assumed exercise of outstanding
       dilutive options                                       13,207           12,716
     Less shares repurchased from proceeds
       of assumed exercise of options                         (7,535)          (8,841)
                                                           ---------        ----------
Average common and common
     equivalent shares                                       303,842          298,742
                                                           ---------        ----------
                                                           ---------        ----------
Earnings per share, assuming dilution                       $   0.52         $   0.50
                                                           ---------        ----------
                                                           ---------        ----------

(4)  BUSINESS SEGMENT INFORMATION

     FDX is a global transportation and logistics provider primarily composed of FedEx, the world's largest express transportation company, and RPS, a business-to-business ground small-package carrier. These operating companies comprise the Company's reportable segments. Other operating companies included in the FDX portfolio are Viking Freight, Inc., a less-than-truckload carrier operating principally in the western United States; Roberts Express, Inc., a critical-shipment carrier; and FDX Logistics, Inc., a contract logistics provider. Amounts included in Other in the following table also include certain unallocated corporate items.

     The following table provides a reconciliation of reportable segment revenues and operating income to the Company's consolidated financial statement totals (in thousands):

                                                        THREE MONTHS
                                                      ENDED AUGUST 31,
                                               ------------------------------
                                                   1999             1998
                                               ----------        ----------
     Revenue
       FedEx.................................  $3,586,806        $3,417,183
       RPS...................................     475,896           440,581
       Other.................................     257,275           224,538
                                               ----------        ----------
                                               $4,319,977        $4,082,302
                                               ----------        ----------
                                               ----------        ----------
     Operating income
       FedEx.................................  $  208,943        $  219,072
       RPS...................................      50,513            48,583
       Other.................................      24,351            16,188
                                               ----------        ----------
                                               $  283,807        $  283,843
                                               ----------        ----------
                                               ----------        ----------

(5)  COMMITMENTS

     As of August 31, 1999, the Company's purchase commitments for the remainder of 2000 and annually thereafter under various contracts are as follows (in thousands):

                                            AIRCRAFT-
                            AIRCRAFT        RELATED(1)         OTHER(2)        TOTAL
                            --------       --------           ---------      --------
       2000 (remainder)     $199,300       $259,700           $501,100       $960,100
       2001                  311,700        311,100             72,500        695,300
       2002                  315,200        359,300              8,500        683,000
       2003                  378,100        331,800                  -        709,900
       2004                  200,800        142,300                  -        343,100

(1) Primarily aircraft modifications, rotables, spare parts and spare engines.

(2) Vehicles, facilities, computers and other equipment.

       FedEx is committed to purchase one A310, two A300s, 30 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $6,217,000 have been made toward these purchases.

       FedEx has entered into agreements with two airlines to acquire 53 DC10 aircraft (41 of which had been received as of August 31, 1999), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 24 additional DC10s along with additional aircraft engines and equipment.

       During the three-month period ended August 31, 1999, FedEx acquired three A300s and one MD11 under operating leases. These aircraft were included as purchase commitments as of May 31, 1999. At the time of delivery, FedEx sold its rights to purchase these aircraft to third parties who reimbursed FedEx for its deposits on the aircraft and paid additional consideration. FedEx then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

       Lease commitments added since May 31, 1999 for the three A300s and one MD11 are as follows (in thousands):


                        2000                  $ 13,800
                        2001                    21,800
                        2002                    21,700
                        2003                    22,100
                        2004                    23,700
                        Thereafter             490,100

(6)    LEGAL PROCEEDINGS

       There are two separate class-action lawsuits against FedEx generally alleging that FedEx has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that FedEx continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the excise tax expired on December 31, 1995, until it was reinstated in August of 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin FedEx from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. One case was filed in Circuit Court of Greene County, Alabama. On October 6, 1999, the Greene County Circuit Court dismissed all claims against FedEx by entering summary judgment. The plaintiffs have 42 days from the date of this judgment to appeal to the Alabama Supreme Court.

       The other case, which was filed in the Supreme Court of New York, New York County, and contained allegations and requests for relief substantially similar to the Alabama case, was dismissed with prejudice on FedEx's motion on October 7, 1997. The court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999. The plaintiffs have until October 18, 1999 to seek permission to appeal to the highest New York appellate court. If the plaintiffs either fail to seek appeal before October 18, 1999 or if the court refuses permission to appeal as of such date, the dismissal of this case will become final.

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


(7)    SUBSEQUENT EVENTS

       On September 10, 1999, the Company's FDX Logistics subsidiary acquired the assets of GeoLogistics Air Services, Inc., an airfreight forwarder servicing freight shipments between the United States and Puerto Rico, for approximately $116,000,000 in cash. The acquired business will operate under the name Caribbean Transportation Services, Inc.

       On September 27, 1999, the Company's Board of Directors approved a plan that authorizes the purchase of up to 15,000,000, or approximately 5%, of the Company's outstanding shares of common stock. Through October 13, 1999, the Company had acquired 8,856,500 shares under the plan at an average cost of $40.56 per share. The purchased shares will be held in treasury and used for general corporate purposes.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS


       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1999 and 1998, included herein, as indicated in their report thereon included on page 13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of FDX Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of FDX Corporation and subsidiaries as of August 31, 1999 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FDX Corporation and subsidiaries as of May 31, 1999 and the related consolidated statements of income, changes in stockholders' investment and comprehensive income and cash flows for the year then ended. In our report dated June 29, 1999, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet of FDX Corporation and subsidiaries as of May 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ Arthur Andersen LLP


Memphis, Tennessee
September 15, 1999

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Consolidated results

       Current quarter results reflect higher fuel prices and lower than expected volume growth in the U.S. domestic markets at both of the Company's principal business segments. Increased fuel costs negatively affected first quarter operating income by $27 million compared to the prior year. Strong package volume growth in certain international markets contributed positively to the quarter's earnings.

       Net interest expense declined from the prior year, primarily due to lower debt levels. The effective tax rate for the first quarter was 39.5% compared to 41.5% in the prior year, reflecting stronger results from international operations.

       Higher fuel costs and recent trends in domestic and international package volume growth are expected to continue for the remainder of 2000. If fuel costs continue at projected levels, operating income for the year could be negatively impacted by more than $150 million compared to the prior year. Stronger cost controls to restrain short-term spending combined with productivity enhancements have been implemented in light of lower volume growth. Certain capital spending projects are being delayed; however, the Company plans to continue to make strategic capital investments in support of its long-term growth goals.

       Actual results for the remainder of 2000 may vary depending upon many factors such as economic growth rates, rates of volume growth in the U.S. domestic markets at both of the Company's principal business segments, the actions of competitors, the spot price of aviation and diesel fuel (which has continued to increase in the early part of the Company's second quarter), the extent to which the Company enters into contracts designed to limit its exposure to fluctuations in jet fuel prices, and the amount and timing of temporary fuel surcharges or other pricing actions.

FEDERAL EXPRESS CORPORATION

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three months ended August 31:


                                                                           PERCENT
                                                1999           1998        CHANGE
                                              --------         -------     --------
Revenues:
   Package:
       U.S. overnight                          $1,832           $1,779        + 3
       U.S. deferred                              559              544        + 3
       International Priority (IP)                819              725        +13
                                               ------           ------
           Total package revenue                3,210            3,048        + 5

   Freight:
       U.S.                                       130              100        +30
       International                              127              134        - 5
                                               ------           ------
           Total freight revenue                  257              234        +10

  Other                                           120              135        -12
                                               ------           ------
           Total revenues                      $3,587           $3,417        + 5
                                               ------           ------
                                               ------           ------

Operating income                               $  209           $  219        - 5
                                               ------           ------
                                               ------           ------

Package statistics:
   Average daily packages:
       U.S. overnight                           1,953            1,880        + 4
       U.S. deferred                              839              835        + 1
       IP                                         297              265        +12
                                               ------           ------
           Composite                            3,089            2,980        + 4

   Revenue per package (yield):
       U.S. overnight                         $ 14.44          $ 14.33        + 1
       U.S. deferred                            10.25             9.88        + 4
       IP                                       42.42            41.45        + 2
           Composite                            15.99            15.50        + 3

Freight statistics:
   Average daily pounds:
       U.S.                                     4,555            3,930        +16
       International                            2,505            2,620        - 4
                                               ------           ------
           Composite                            7,060            6,550        + 8


   Revenue per pound (yield):
       U.S.                                   $   .44          $   .39        +13
       International                              .78              .77        + 1
           Composite                              .56              .54        + 4

Revenues

       FedEx package revenue increased as the Company experienced increases in both package volume and revenue per package (yield) in the current quarter. The most significant increase in revenues was in the higher-yielding IP services, which experienced significant growth, particularly in Asia, and an improved growth rate in U.S. outbound shipments. U.S. deferred package volume was consistent with prior year first quarter levels, due, in part, to management actions to restrict growth of these lower-yielding services. List price increases, including an average 2.8% domestic rate increase in March 1999, and other yield management actions also contributed to the higher yields in the current quarter. Management expects these trends in package volume and yield to continue throughout 2000. Actual results, however, may vary depending on a number of factors, including the impact of competitive pricing changes, customer responses to yield-management initiatives, changing customer demand patterns, actions by FedEx's competitors, regulatory conditions for aviation rights and economic conditions.

       Total freight revenue also increased in the current quarter, due to higher average daily pounds and yields in the U. S. freight market. International freight revenue continued to decline in line with management's expectations.

       Other revenue included sales of engine noise reduction kits, charter services, Canadian domestic revenue, logistics services and other.


Operating Income

       Operating income declined due to higher fuel costs and lower than expected growth in U.S. package services. Aircraft fuel expenses increased 26% over the prior year quarter. Average cost per gallon increased 20% and gallons consumed increased 5%. From time to time, the Company may enter into contracts designed to limit its exposure to fuel price fluctuations, the timing and magnitude of which may vary due to availability and pricing of such contracts. No such contracts were in place in either the current or prior year's first quarter. If the current trends continue, the Company may also take other actions related to fuel costs, including, but not limited to, implementing temporary fuel surcharges or other pricing actions.

       Rentals and landing fees increased due to an increase in aircraft and facilities leases entered into due to planned volume growth. Aircraft lease expense rose 15% over the prior year quarter. As of August 31, 1999, the Company had 100 wide-bodied aircraft under operating lease compared with 89 as of August 31, 1998. Management expects year-over-year increases in lease expense to continue if the Company enters into additional aircraft rental agreements during 2000 and thereafter.

       Maintenance and repairs increased 4% in the first quarter compared to the prior year period. Given FedEx's increasing fleet size, aging fleet and variety of aircraft types, management believes that maintenance and repairs expense for the remainder of 2000 will increase at a rate higher than that experienced in the first quarter. In part, this higher expense will likely be attributed to scheduled maintenance and repairs expense and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

       Salaries and employee benefits increased only 4% in the first quarter as higher costs in connection with the agreement with the Fedex Pilots Association were offset by improved productivity and lower provisions for variable compensation.

       Contributions from the sales of engine noise reduction kits declined $14 million year over year. Management expects similar declines for each of the remaining quarters of the year.

RPS, INC.

       The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except yield amounts) for the three months ended August 31:


-------------------------------------------------------------------------
                                                                 PERCENT
                                       1999          1998        CHANGE
                                    -------        ------       --------
Revenues                               $476          $441          + 8
-------------------------------------------------------------------------

Operating income                       $ 51          $ 49          + 4
-------------------------------------------------------------------------

Average daily packages                1,365         1,311          + 4
Revenue per package (yield)          $ 5.53        $ 5.25          + 5
-------------------------------------------------------------------------
-------------------------------------------------------------------------

Revenues

       RPS revenues grew 8% reflecting solid yield increases and higher average daily packages. Package growth was below management expectations. Yields were positively impacted by a rate increase of 2.3% in February 1999 and a shift to higher yielding packages.

       RPS continues to focus on volume growth and expanding capacity, while continuing to focus on yield management. RPS recently opened two additional hub facilities, and will continue to expand package processing capacity to meet growth needs. Actual results will depend on the impact of competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.


Operating Income

       Operating income for the first quarter of 2000 increased only 4% on revenue increases of 8%, primarily due to costs associated with continued expansion. Depreciation expense increased 18% in the first quarter over the prior year.

       In the first quarter of 2000, RPS began testing new delivery services to residential areas. First quarter costs associated with this test have been minimal, but will begin to accelerate in later quarters as the test progresses. If the test results remain favorable, the new services could be implemented by the spring of calendar 2000 and there will be additional start-up and capital costs associated with the implementation.

OTHER OPERATIONS

       Other operations include Viking Freight, Inc. ("Viking"), a regional less than truckload freight carrier operating in the western United States; Roberts Express, Inc. ("Roberts"), a critical shipment carrier; FDX Logistics, Inc. ("Logistics"), a contract logistics provider; and certain unallocated corporate items.

       Revenue and operating income from other operations increased 15% and 50%, respectively, over the prior year. These increases are primarily due to stronger performances at Roberts and Viking and improved results at Logistics.

FINANCIAL CONDITION


Liquidity

       Cash and cash equivalents totaled $380 million at August 31, 1999, of which $116 million was used in an acquisition in September (see Note 7 of Notes to Consolidated Condensed Financial Statements). Management believes that cash flow from operations, the Company's commercial paper program, the revolving bank credit facility and other borrowing arrangements will adequately meet the Company's working capital and stock repurchase program needs for the foreseeable future.

       On September 27, 1999, the Company's Board of Directors approved a plan that authorizes the purchase of up to 15 million, or approximately 5%, of the Company's outstanding shares of common stock. Through October 13, 1999, the Company had acquired 8,856,500 shares under the plan at an average cost of $40.56 per share. The purchased shares will be held in treasury and used for general corporate purposes.

Capital Resources

       The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       Capital expenditures for the first three months of 2000 totaled $358 million and included aircraft, aircraft modifications, vehicles and ground support equipment, facilities and customer automation and computer equipment. In comparison, 1999 expenditures included one MD11, aircraft modifications, customer automation and computer equipment and vehicles and ground support equipment. For information on the Company's purchase commitments, see Note 5 of Notes to Consolidated Condensed Financial Statements.

     Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

Market Risk Sensitive Instruments and Positions

       There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 1999.

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

       Since January 1, 1999, the Company's subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. Based on the work of the Company's euro task forces to date, the Company believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

YEAR 2000 COMPLIANCE

Introduction

       The Company's operating subsidiaries rely heavily on sophisticated information technology ("IT") for their business operations. For example, FedEx maintains electronic connections with approximately two million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The FedEx Y2K Project Office, which was established in 1996, coordinates and supports FedEx's Y2K compliance effort. The Company has also engaged a major international consulting firm to assist its subsidiaries in their Y2K program management.

       The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

State of Readiness

       Generally, the Company believes that its Y2K compliance effort is substantially on schedule.

IT Systems

       FedEx's compliance effort for all business-critical infrastructure and applications software (collectively, "IT Systems") is substantially complete. FedEx has inventoried all IT Systems. Assessment/design (researching the compliance status and determining the impact of, and renovation requirements for, the IT Systems), renovation (making IT Systems compliant), testing (validating compliance), certification (independent internal verification that appropriate testing process has occurred) of application software, and certification of operating system software and program product software (collectively, "infrastructure") are all substantially complete. Contingency plans will be in place to help mitigate any negative impact of applications, particularly those systems that are dependant on governmental or vendor interfaces, that are ultimately determined to be non-compliant.

       The Company's other operating subsidiaries have completed the inventory and assessment phases relating to business-critical IT Systems. The remaining phases relating to IT Systems at the Company's other operating subsidiaries are underway, and are targeted for completion by November 1, 1999.

Non-IT Systems

       FedEx's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") is substantially complete.

       The inventory and assessment phases relating to the Non-IT Systems of the Company's other operating subsidiaries are substantially complete. The remaining phases at the Company's other operating subsidiaries relating to Non-IT Systems are underway, and are targeted for completion by November 1, 1999.

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

       For the automated shipping solutions offered to customers, FedEx defines compliant to mean that FedEx has made available a compliant version of the associated shipping solution. A customer may choose to remain on a non-compliant version of software if the customer is willing to assume the associated risks and there are no potentially unfavorable impacts on FedEx's internal systems. The implementation of Y2K-compliant automated shipping solutions by customers, particularly where development is required by the customer, will likely continue through December 31, 1999 and beyond. FedEx will continue to test the combinations of features, functionality and methods of use contained in its shipping solutions through December 31, 1999 and will make changes as required.

       For electronic interfaces with customers and suppliers, FedEx defines compliant to mean that it has made compliant transaction sets available and has made systems modifications that enable FedEx to translate non-compliant versions that mitigate the potential impact to FedEx's internal systems.

Y2K Interfaces with Third Parties

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

Costs to Address Y2K Compliance

       Since 1996, the Company has incurred approximately $101 million on Y2K compliance ($8 million in the first quarter of 2000), which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning, and related costs. The Company continues to monitor its total expected costs associated with Y2K compliance efforts, and currently expects that it will incur additional total costs of approximately $24 million, including depreciation of $9 million. Remaining Y2K expenditures will include project management of the corporate contingency effort and the command and control center, further system audit and validation, and project management to ensure compliance of new systems development. The Company classifies costs as Y2K for reporting purposes if they remedy only Y2K risks or result in the formulation of contingency plans and would otherwise be unnecessary in the normal course of business.

       The Company's Y2K compliance effort is being funded entirely by internal cash flows. For the fiscal year ending May 31, 2000, Y2K expenditures are expected to be less than 10% of the Company's total IT expense budget. Although there are opportunity costs to the Company's Y2K compliance effort, management believes that no significant information technology projects have been deferred due to this work.

Contingency Planning and Risks

       FedEx's key contingency plans were completed by January 31, 1999. These plans address the activities to be performed in preparation for and during a Y2K-related failure that could have an immediate and significant impact on normal operations. A Y2K-related failure could include, but is not limited to, power outages, system or equipment failures, erroneous data, loss of communications and failure of a supplier or vendor. The contingency plans include, among other things, items such as pre-arranging alternative operating locations, replacing non-Y2K compliant suppliers and vendors, using back-up systems equipment and stockpiling additional inventory and supplies. They also outline alternative procedures, including manual ones, that can be performed in order to carry out mission-critical functions and trouble-shooting procedures the IT organization can follow to bring internal systems and equipment back into operation after a Y2K-related failure. The plans also establish procedures for company-wide communications. These are in addition to the Company's operational contingency plans for the pick-up, delivery and movement of packages. FedEx has created a Y2K contingency command and control center that will link to its other operations command and control centers. Key personnel will be on call beginning November 1999 and on site by December 31, 1999.

       Other contingency plans, including those covering vendor and supplier issues are substantially complete. These plans are in place to minimize Y2K-related risks that a vendor and supplier might pose if they are behind in their own Y2K efforts. Testing activities, including structured walk-throughs, mock drills and simulations are underway and are planned for completion by October 31, 1999. The

Company's other operating subsidiaries have substantially completed their business-critical Y2K contingency plans and are currently formulating other contingency plans for non-business-critical Y2K compliance issues. Although the cost of developing contingency plans is included in the total project costs described above, the cost of implementing any necessary contingency plans is not known at this time.

       Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies and third-party suppliers, vendors and customers with whom the Company deals, the Company believes that there is no single most reasonably likely worst case scenario. However, the Company believes that a most reasonably likely worst case scenario could include, but is not limited to, the following situations: delivery delays and the related re-routing costs due to the lack of readiness of airports and air traffic systems, principally outside the United States; the inability to serve certain customers or geographic areas due to their lack of compliance or lack of readiness of customs bureaus in various countries and business continuance capabilities of suppliers, vendors, customers and independent contractors, including third party pick-up and delivery providers on whom the Company relies in some international locations; and service delays or failures due to the global utilities and telecommunications infrastructure. The Company's Y2K program, including related contingency planning, is designed to substantially lessen the possibility of significant interruptions of normal operations. Despite its efforts to date, the Company may still incur substantial expenditures or experience significant delays in delivering its services as Y2K problems, both domestic and international, become known. Non-compliant systems of vendors, suppliers, customers and other third parties could also adversely affect the Company. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

                                      * * *


STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" OR MADE BY MANAGEMENT OF THE COMPANY THAT CONTAIN MORE THAN HISTORICAL INFORMATION MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995), WHICH ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS BECAUSE OF IMPORTANT FACTORS IDENTIFIED IN THIS SECTION.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Note 6 Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the 1999 Annual Meeting of Stockholders held on September 27, 1999, the Company's stockholders elected the Class I Directors to serve for a three-year term expiring at the 2002 Annual Meeting. The tabulation of votes with respect to each nominee for office was:


                  NOMINEE                                 FOR                            WITHHELD
       -------------------------------             -----------------              -------------------
       Robert H. Allen                                261,027,589                        1,943,071
       James L. Barksdale                             261,060,146                        1,910,514
       Robert L. Cox                                  259,694,775                        3,275,885
       Paul S. Walsh                                  261,066,403                        1,904,257
       Peter S. Willmott                              261,090,524                        1,880,136

       An amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized common stock from 400,000,000 shares to 800,000,000 shares was also approved by the stockholders by a vote of 237,295,315 to 24,731,132 with 944,213 abstentions.

       The stockholders also approved the adoption of the the Company's 1999 Stock Incentive Plan by a vote of 254,719,309 to 6,935,614 with 1,315,737 abstentions. Under the 1999 Stock Incentive Plan, options for up to ten million shares of common stock may be issued to key employees of the Company and its subsidiaries. The Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ending May 31, 2000 was ratified by the stockholders by a vote of 261,688,746 to 532,357 with 749,557 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


       EXHIBIT
       NUMBER         DESCRIPTION OF EXHIBIT
       --------       -----------------------
        12.1          Computation of Ratio of Earnings to Fixed Charges.

        15.1          Letter re Unaudited Interim Financial Statements.

        27            Financial Data Schedule (electronic filing only).

(b)     Reports on Form 8-K.

        No Current Reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  FDX CORPORATION
                                    (Registrant)



Date: October 13, 1999            /s/ JAMES S. HUDSON
                                  ---------------------------------------
                                  JAMES S. HUDSON
                                  CORPORATE VICE PRESIDENT
                                  STRATEGIC FINANCIAL PLANNING & CONTROL
                                  (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
--------         ----------------------
12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).