Form 10-Q
period 1999-11-30
FDX CORP
filed 2000-01-14
CIK 1048911

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1999, OR


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock               Outstanding Shares at December 31, 1999
Common Stock, par value $.10 per share                 289,956,501

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 FDX CORPORATION


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                      PAGE
Condensed Consolidated Balance Sheets
     November 30, 1999 and May 31, 1999..............................  3-4

Condensed Consolidated Statements of Income
     Three and Six Months Ended November 30, 1999 and 1998...........    5

Condensed Consolidated Statements of Cash Flows
     Six Months Ended November 30, 1999 and 1998.....................    6

Notes to Condensed Consolidated Financial Statements................. 7-12

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants...............................   13

Report of Independent Public Accountants.............................   14

Management's Discussion and Analysis of Results of Operations
     and Financial Condition......................................... 15-22


                      PART II. OTHER INFORMATION


Item 1.  Legal Proceedings........................................... 23

Item 6.  Exhibits and Reports on Form 8-K............................ 23


EXHIBIT INDEX........................................................ E-1

                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
------

                                                                    November 30,
                                                                        1999            May 31,
                                                                     (Unaudited)          1999
                                                                    ------------      -----------
                                                                         (In thousands)
Current Assets:
     Cash and cash equivalents......................................$   517,893      $   325,323
     Receivables, less allowances of
       $80,327,000 and $68,305,000..................................  2,378,934        2,153,166
     Spare parts, supplies and fuel.................................    277,559          291,922
     Deferred income taxes..........................................    322,129          290,721
     Prepaid expenses and other.....................................     72,949           79,896
                                                                    -----------       -----------

         Total current assets.......................................  3,569,464        3,141,028


Property and Equipment, at Cost..................................... 14,478,808       13,719,907
     Less accumulated depreciation and amortization.................  7,609,418        7,160,690
                                                                    -----------      -----------

         Net property and equipment.................................  6,869,390        6,559,217


Other Assets:
     Goodwill.......................................................    439,575          344,002
     Other..........................................................    659,798          603,964
                                                                    -----------       -----------
         Total other assets.........................................  1,099,373          947,966
                                                                    -----------       -----------
                                                                    $11,538,227      $10,648,211
                                                                    ===========       ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

                                                                        November 30,
                                                                            1999          May 31,
                                                                         (Unaudited)       1999
                                                                         -----------   -----------
                                                                              (In thousands)
Current Liabilities:
     Short-term borrowings...............................................$   200,000   $         -
     Current portion of long-term debt...................................      7,576        14,938
     Accrued salaries and employee benefits..............................    698,315       740,492
     Accounts payable....................................................  1,119,505     1,133,952
     Accrued expenses....................................................    973,858       895,375
                                                                         -----------   -----------

         Total current liabilities.......................................  2,999,254     2,784,757

Long-Term Debt, Less Current Portion.....................................  1,849,989     1,359,668

Deferred Income Taxes....................................................    299,702       293,462

Other Liabilities........................................................  1,748,896     1,546,632

Commitments and Contingencies (Notes 7 and 8)

Common Stockholders' Investment:
     Common Stock, $.10 par value;
       800,000,000 shares authorized, 298,573,887
         and 297,987,200 issued..........................................     29,857        29,799
     Additional paid-in capital..........................................  1,065,446     1,061,312
     Retained earnings ..................................................  3,945,348     3,615,797
     Treasury stock, at cost.............................................   (352,726)       (1,281)
     Deferred compensation and other.....................................    (24,487)      (17,247)
     Accumulated other comprehensive income..............................    (23,052)      (24,688)
                                                                         -----------   -----------

         Total common stockholders' investment...........................  4,640,386     4,663,692
                                                                         -----------   -----------
                                                                         $11,538,227   $10,648,211
                                                                         ===========   ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                           November 30,                  November 30,
                                                  --------------------------      ----------------------------
                                                     1999              1998           1999             1998
                                                  -----------      ----------      -----------      ----------
                                                          (In thousands, except per share amounts)

Revenues ........................................ $4,570,104       $4,209,237       $8,890,081      $8,291,539

Operating Expenses:
     Salaries and employee benefits .............  1,873,804       1,756,999        3,704,637        3,505,115
     Purchased transportation....................    437,409         397,142          827,717          768,363
     Rentals and landing fees....................    393,512         347,717          760,219          679,228
     Depreciation and amortization...............    285,360         252,196          562,622          502,373
     Maintenance and repairs.....................    278,092         236,367          533,361          484,077
     Fuel .......................................    225,101         153,710          409,561          303,141
     Other.......................................    772,291         728,119        1,503,622        1,428,412
                                                  ----------      ----------       ----------       ----------
                                                   4,265,569       3,872,250        8,301,739        7,670,709
                                                  ----------      ----------       ----------       ----------

Operating Income.................................    304,535         336,987          588,342          620,830

Other Income (Expense):
     Interest, net...............................    (26,589)        (24,853)         (47,197)         (50,087)
     Other, net..................................      4,982             270            4,663           (2,991)
                                                  ----------      ----------       ----------       ----------

                                                     (21,607)        (24,583)         (42,534)         (53,078)
                                                  ----------      ----------       ----------       ----------

Income Before Income Taxes.......................    282,928         312,404          545,808          567,752

Provision for Income Taxes.......................    111,745         129,648          215,591          235,617
                                                  ----------      ----------       ----------       ----------

Net Income....................................... $  171,183      $  182,756       $  330,217       $  332,135
                                                  ==========      ==========       ==========       ==========

Earnings per common share:
     Basic....................................... $      .58      $      .62       $     1.12       $     1.13
                                                  ==========      ==========       ==========       ==========
     Assuming dilution........................... $      .57      $      .61       $     1.10       $     1.11
                                                  ==========      ==========       ==========       ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                           November 30,
                                                                     ----------------------
                                                                       1999           1998
                                                                     ---------    ---------
                                                                         (In thousands)

Net Cash Provided by Operating Activities..........................  $ 676,454    $ 887,115

Investing Activities:
     Purchases of property and equipment...........................   (838,586)    (964,163)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions...............................          -       80,995
         Reimbursements of A300 and MD11 deposits..................     24,377       25,130
         Other dispositions........................................    142,979      154,087
     Acquisition of business.......................................   (115,768)           -
     Other, net....................................................    (13,848)        (692)
                                                                     ---------    ---------

Net cash used in investing activities..............................   (800,846)    (704,643)

Financing Activities:
     Short-term borrowings, net....................................    200,000      422,512
     Proceeds from debt issuances..................................    497,120            -
     Principal payments on debt....................................    (12,564)    (167,690)
     Proceeds from stock issuances.................................     12,662        5,753
     Purchase of treasury stock....................................   (369,508)           -
     Other, net....................................................    (10,748)      (8,169)
                                                                     ---------    ---------

Net cash provided by financing activities..........................    316,962      252,406
                                                                     ---------    ---------

Net increase in cash and cash equivalents..........................    192,570      434,878
Cash and cash equivalents at beginning of period...................    325,323      229,565
                                                                     ---------    ---------

Cash and cash equivalents at end of period.........................  $ 517,893    $ 664,443
                                                                     =========    =========

Cash payments for:
     Interest (net of capitalized interest)........................  $  51,251    $  56,798
                                                                     =========    =========
     Income taxes..................................................  $ 210,859    $ 202,257
                                                                     =========    =========

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines).....................  $  19,450    $  26,006
     Fair value of assets acquired under
       exchange agreements.........................................     18,903       14,300
                                                                     ---------    ---------
     Fair value of assets surrendered in
       excess of assets acquired...................................  $     547    $  11,706
                                                                     =========    =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 FDX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These interim financial statements of FDX Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of November 30, 1999 and the consolidated results of its operations for the three and six-month periods ended November 30, 1999 and 1998, and its consolidated cash flows for the six-month periods ended November 30, 1999 and 1998. Operating results for the three and six-month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by the Company. Management has not yet completed its estimate of the effect of adoption of this Statement.

       The Company has entered into contracts on behalf of its subsidiary Federal Express Corporation ("FedEx"), that are designed to limit FedEx's exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expenses. As of early January 2000, contracts in place to fix the price of jet fuel cover a small percentage of the estimated gallons of usage for the third quarter of 2000 and approximately 40 percent of the estimated usage for the fourth quarter of 2000. Through early January 2000, contracts covering 2001 fix the price of approximately one-third of the estimated requirements for jet fuel.

       Certain prior period amounts have been reclassified to conform to the current presentation.

(2)    ACQUISITION

     On September 10, 1999, the Company's FDX Logistics subsidiary acquired the assets of GeoLogistics Air Services, Inc., an airfreight forwarder servicing freight shipments between the United States and Puerto Rico, for approximately $116,000,000 in cash in a business combination accounted for as a purchase. This

                                 FDX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(2)  ACQUISITION (CONTINUED)

business is operating under the name Caribbean Transportation Services, Inc. ("CTS"). Its operating results are included in the operations of the Company from the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired ($103,000,000) has been recorded as goodwill and is being amortized ratably over 15 years.

       Pro forma results would not differ materially from reported results in any of the periods presented.


(3)  COMPREHENSIVE INCOME

       The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income (in thousands):


                                                        Three Months Ended          Six Months Ended
                                                            November 30,              November 30,
                                                    ------------------------     -----------------------
                                                      1999            1998           1999         1998
                                                    --------        --------      ---------     --------

Net income.......................................   $171,183        $182,756        $330,217    $332,135
Other comprehensive income:
   Unrealized gain (loss) on
    available-for-sale securities ...............        969              --          (3,062)         --
   Tax effect....................................       (378)             --           1,194          --
                                                    --------        --------        --------    --------
     Net of tax..................................        591              --          (1,868)         --

   Foreign currency translation
     adjustments.................................      2,912          20,583           4,236       3,762
   Tax effect....................................       (577)         (3,284)           (732)         92
                                                    --------        --------         -------    --------
     Net of tax..................................      2,335          17,299           3,504       3,854
                                                    --------        --------         -------    --------


   Comprehensive income..........................   $174,109        $200,055        $331,853    $335,989
                                                    ========        ========        ========    ========


(4)  FINANCING ARRANGEMENTS


       At November 30, 1999, short-term borrowings comprise funds drawn on a credit agreement executed on October 13, 1999. The interest rate on these borrowings is 7.21%. Principal and interest are payable on January 28, 2000, at which time the facility will be terminated.

       During the second quarter, the Company issued $500,000,000 of commercial paper which was outstanding at November 30, 1999. Interest rates on these borrowings approximate 6.6%. The commercial paper is reflected in Long-Term Debt based on the Company's ability and intent to refinance this instrument with long-term debt.

       The Company has a $1,000,000,000 revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment of $200,000,000. This portion of the agreement, originally set to expire on January 14, 2000, was amended October 15, 1999 to expire October 13, 2000. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings, which are backed by unused

                                 FDX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(4)  FINANCING ARRANGEMENTS (CONTINUED)


commitments under this revolving credit agreement, and the short-term borrowings under the credit agreement described above reduce the amount available under the revolving credit agreement. At November 30, 1999, $300,000,000 of the commitment amount was available.

(5)  COMPUTATION OF EARNINGS PER SHARE

       The calculation of basic and diluted earnings per share for the three and six-month periods ended November 30, 1999 and 1998 was as follows (in thousands, except per share amounts):


                                                        Three Months Ended          Six Months Ended
                                                            November 30,               November 30,
                                                    ------------------------     ----------------------
                                                      1999            1998          1999           1998
                                                    ---------      ---------      --------      ---------
Net income applicable to common
   stockholders..................................   $171,183        $182,756      $330,217       $332,135
                                                    ========        ========      ========       ========

Average shares of common stock
   outstanding...................................    293,415         295,107       295,793        294,987
                                                    ========        ========      ========       ========

Basic earnings per share.........................   $    .58        $    .62      $   1.12       $   1.13
                                                    ========        ========      ========       ========

Average shares of common stock
   outstanding...................................    293,415         295,107       295,793        294,987

Common equivalent shares:
   Assumed exercise of outstanding
    dilutive options.............................     12,906          10,749        13,056         11,733
   Less shares repurchased from
    proceeds of assumed exercise
    of options...................................     (8,240)         (8,004)       (7,888)        (8,423)
                                                    --------        --------      --------       --------
Average common and common
   equivalent shares.............................    298,081         297,852       300,961        298,297
                                                    ========        ========      ========       ========

Earnings per share,
   assuming dilution.............................   $    .57        $    .61      $   1.10       $   1.11
                                                    ========        ========      ========       ========

     In September 1999, the Company's Board of Directors approved a plan that authorized the purchase of up to 15,000,000, or approximately five percent, of the Company's outstanding shares of common stock. As of November 30, 1999, the Company had acquired 8,856,500 shares under the plan at an average cost of $40.56 per share and reissued 181,184 of these shares to fund employee benefits. The remaining shares (8,675,316) are being held in treasury for general corporate purposes.

                                 FDX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(6)  BUSINESS SEGMENT INFORMATION

     FDX is a global transportation and logistics provider whose operations are primarily represented by FedEx, the world's largest express transportation company, and RPS, a business-to-business ground small-package carrier. These operating companies comprise the Company's reportable segments. Other operating companies included in the FDX portfolio are Viking Freight, Inc., a less-than-truckload carrier operating principally in the western United States; Roberts Express, Inc., a critical-shipment carrier; and FDX Logistics, Inc., a contract logistics provider. Amounts included in Other in the following table also include certain unallocated corporate items.

     The following table provides a reconciliation of reportable segment revenues and operating income to the Company's consolidated financial statement totals (in thousands):

                                                   Three Months Ended                Six Months Ended
                                                     November 30,                       November 30,
                                             -------------------------------       ----------------------
                                                1999                 1998             1999           1998
                                             ---------            ----------       ----------    ----------
Revenue
   FedEx....................................   $3,736,027         $3,482,236       $7,322,833     $6,899,419
   RPS......................................      521,062            480,836          996,958        921,417
   Other....................................      313,015            246,165          570,290        470,703
                                               ----------         ----------       ----------     ----------
                                               $4,570,104         $4,209,237       $8,890,081     $8,291,539
                                               ==========         ==========       ==========     ==========

Operating income
   FedEx....................................   $  211,216         $  250,939       $  420,159     $  470,011
   RPS......................................       65,637             61,236          116,150        109,819
   Other....................................       27,682             24,812           52,033         41,000
                                               ----------         ----------       ----------      ---------
                                               $  304,535         $  336,987       $  588,342     $  620,830
                                               ==========         ==========       ==========     ==========

(7)  COMMITMENTS

       As of November 30, 1999, the Company's purchase commitments for the remainder of 2000 and annually thereafter under various contracts are as follows (in thousands):

                                                          Aircraft-
                                      Aircraft            Related(1)          Other(2)               Total
                                      --------            ----------        ----------             --------
       2000 (remainder)               $ 11,500            $158,500           $309,000              $479,000
       2001                            245,800             324,200             97,500               667,500
       2002                            242,800             337,500             11,400               591,700
       2003                            439,600             461,300              7,600               908,500
       2004                            235,200             188,500              7,600               431,300

(1) Primarily aircraft modifications, rotables, spare parts and spare engines.

(2) Primarily vehicles, facilities, computers and other equipment.

       FedEx is committed to purchase three DC10s, 30 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $5,717,000 have been made toward these purchases.

       FedEx has entered into agreements with two airlines to acquire 53 DC10 aircraft (44 of which had been received as of November 30, 1999), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these

                                 FDX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(7)  COMMITMENTS (CONTINUED)

airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 22 additional DC10s along with additional aircraft engines and equipment.

       During the six-month period ended November 30, 1999, FedEx acquired five A300s and one MD11 under operating leases. These aircraft were included as purchase commitments as of May 31, 1999. At the time of delivery, FedEx sold its rights to purchase these aircraft to third parties who reimbursed FedEx for its deposits on the aircraft and paid additional consideration. FedEx then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

       Lease commitments added since May 31, 1999 for the five A300s and one MD11 are as follows (in thousands):


                         2000                  $ 17,700
                         2001                    33,800
                         2002                    32,500
                         2003                    32,900
                         2004                    34,600
                         Thereafter             740,400

(8)      LEGAL PROCEEDINGS

       There were two separate class-action lawsuits against FedEx generally alleging that FedEx breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits alleged that FedEx continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the excise tax expired on December 31, 1995, until it was reinstated in August of 1996. The plaintiffs sought certification as a class action, damages, an injunction to enjoin FedEx from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. One case was filed in Circuit Court of Greene County, Alabama. On October 6, 1999, the Greene County Circuit Court dismissed all claims against FedEx by entering summary judgment. Time for appeal has expired and this decision is final.

       The other case, which was filed in the Supreme Court of New York, New York County, and contained allegations and requests for relief substantially similar to the Alabama case, was dismissed with prejudice on FedEx's motion on October 7, 1997. The court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that FedEx continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999. On December 20, 1999, the highest appellate court in New York denied the plaintiffs' request to appeal the dismissal of the excise tax class action. The plaintiffs may ask for re-argument within thirty days, but the Company believes it is very unlikely any such request would be granted.

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

                                 FDX CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(8)  LEGAL PROCEEDINGS (CONTINUED)

       In the opinion of management, the aggregate liability, if any, with respect to the above mentioned suits and any other claims arising in the normal course of business will not materially adversely affect the financial position or results of operations of the Company.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS


       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1999, and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1999 and 1998, included herein, as indicated in their report thereon included on page 14.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of FDX Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of FDX Corporation and subsidiaries as of November 30, 1999 and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1999 and 1998.
These financial statements are the responsibility of the Company's management.

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


                                               /s/ Arthur Andersen LLP
                                               -----------------------
                                               Arthur Andersen LLP


Memphis, Tennessee
December 15, 1999

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated results

       Operating results for the second quarter ended November 30, 1999 continue to reflect higher fuel prices and lower than expected volume growth in U.S. domestic markets at Federal Express Corporation ("FedEx"), the Company's largest business segment. Strong package volume growth in certain international markets contributed positively to earnings for the second quarter and year-to-date periods. Higher fuel costs and recent trends in domestic and international package volume growth are expected to continue for the remainder of 2000.

       Cost controls to restrain short-term spending combined with productivity enhancements have been implemented in light of lower volume growth. Also, the FedEx sales force is being realigned to include a greater emphasis on small and medium-sized customers and to target growth in higher-yielding packages. Management believes these changes in tandem with other actions currently under consideration will improve the long-term growth of the Company's share of the express package market, which has eroded slightly in the current fiscal year. Certain capital spending projects are also being delayed;
however, the Company plans to continue to make strategic capital investments in support of its long-term growth goals.

       Increased fuel prices negatively affected second quarter operating income by $55 million and year-to-date operating income by $82 million compared to the comparable periods in the prior year. In order to offset most of the effects of substantially higher fuel costs during the second half of the fiscal year, FedEx announced on December 30, 1999 that it would impose a fuel surcharge of 3% on most FedEx U.S. domestic and international services effective February 1, 2000. The surcharge will apply to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible. The Company has also entered into contracts designed to limit the Company's exposure to further increases in fuel prices.

       Other income and expense declined in the second quarter as a slight increase in interest expense was more than offset by gains on the sales of equipment. The effective tax rate was 39.5% for both the second quarter and first half of 2000 versus 41.5% in the comparable prior year periods, reflecting stronger results from international operations.

       Actual results for the remainder of 2000 may vary depending upon many factors such as economic growth rates, rates of volume growth in the U.S. domestic markets at both of the Company's principal business segments, the actions of competitors, the spot prices of aviation and diesel fuel (which have continued to increase in the early part of the Company's third quarter), the extent to which the Company enters into additional contracts designed to limit its exposure to fluctuations in jet fuel prices, the amount and duration of the fuel surcharge and any other pricing actions and the impact those actions may have on demand for the Company's services.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FEDERAL EXPRESS CORPORATION

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:


---------------------------------------------------------------------------------------------------------------
                                              Three Months Ended   Percent       Six Months Ended     Percent
                                              1999         1998     Change       1999        1998      Change
                                              ----         ----     ------       -----       ------    ------
Revenues:
   Package:
       U.S. overnight                         $1,844     $1,777       + 4         $3,677     $3,556       + 3
       U.S. deferred                             588        558       + 5          1,147      1,102       + 4
       International Priority (IP)               881        762       +15          1,699      1,487       +14
                                              ------     ------                   ------     ------
           Total package revenue               3,313      3,097       + 7          6,523      6,145       + 6

Freight:
       U.S.                                      144        107       +35            274        207       +32
       International                             127        139       - 9            253        272       - 7
                                              ------     ------                   ------     ------
           Total freight revenue                 271        246       +10            527        479       +10

Other                                            152        139       +10            273        275         -
                                              ------     ------                   ------     ------
           Total revenues                     $3,736     $3,482       + 7         $7,323     $6,899       + 6
                                              ======     ======                   ======     ======

Operating income                              $  211     $  251       -16         $  420     $  470       -11
                                              ======     ======                   ======     ======

Package statistics:
   Average daily packages:
       U.S. overnight                          2,011      1,954       + 3          1,981      1,916       + 4
       U.S. deferred                             913        895       + 2            876        864       + 1
       IP                                        323        285       +13            310        275       +13
                                              ------     ------                   ------     ------
           Composite                           3,247      3,134       + 4          3,167      3,055       + 4

     Revenue per package (yield):
       U.S. overnight                         $14.56     $14.44       + 1         $14.50     $14.38       + 1
       U.S. deferred                           10.22       9.89       + 3          10.24       9.89       + 4
       IP                                      43.31      42.45       + 2          42.88      41.96       + 2
           Composite                           16.20      15.69       + 3          16.09      15.59       + 3

Freight statistics:
     Average daily pounds:
       U.S.                                    5,072      4,480       +13          4,810      4,199       +15
       International                           2,574      2,719       - 5          2,539      2,669       - 5
                                              ------     ------                   ------     ------
           Composite                           7,646      7,199       + 6          7,349      6,868       + 7

     Revenue per pound (yield):
       U.S.                                   $  .45     $  .38       +18         $  .45     $  .38       +18
       International                             .78        .81       - 4            .78        .79       - 1
           Composite                             .56        .54       + 4            .56        .54       + 4

=============================================================================================================

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FEDERAL EXPRESS CORPORATION (CONTINUED)

Revenues

       While total revenue increased at FedEx by 7% in the second quarter and 6% for the first half of the year, growth rates in U.S. domestic overnight package volume continued to lag behind the levels that management expected. However, strong revenue growth in high-yielding IP services, especially in Asia and Europe, continued in the second quarter and is expected to remain at current levels for the remainder of the fiscal year. U.S deferred package revenue growth was near management expectations for the quarter and the year-to-date periods as management continues to restrict the growth of these lower-yielding services. List price increases, including an average 2.8% domestic rate increase in March 1999 and FedEx's ongoing yield-management program also contributed to the slight increase in yields in the current quarter. In order to stimulate U.S. domestic revenue growth in higher-yielding package products, FedEx is realigning its sales force. The changes will include a greater emphasis on small and medium-sized customers and modifications to the sales incentive program to target higher-yielding packages. Actual results, however, may vary depending on a number of factors, including the impact of competitive pricing changes, customer responses to yield-management initiatives and the fuel surcharge, changing customer demand patterns, actions by FedEx's competitors, regulatory conditions for aviation rights and economic conditions.

       Total freight revenue also continued to increase in the current quarter and for the year-to-date period due to higher average daily pounds and yields in U.S. freight, offset by declines in international freight pounds and yields.

       Other revenue included charter services, sales of engine noise reduction kits, Canadian domestic revenue, logistics services and other.


Operating Income

       Operating income declined in the second quarter and year-to-date periods due to higher fuel costs and lower than expected growth in U.S. package services. Fuel expenses increased 44% and 34% for the quarter and year-to-date periods, respectively. For the quarter, average cost per gallon for aircraft fuel increased 38% and gallons consumed increased 8%. Year to date, average cost per gallon increased 29% and gallons consumed increased 7%. The Company has entered into contracts designed to limit its exposure to jet fuel price fluctuations. As of early January 2000, contracts in place to fix the price of jet fuel cover a small percentage of the estimated gallons of usage for the third quarter of 2000 and approximately 40% of the estimated usage for the fourth quarter of 2000. Through early January 2000, contracts covering 2001 fix the price of approximately one-third of the estimated requirements for jet fuel.

       In order to offset most of the effects of substantially higher fuel costs during the second half of the fiscal year, FedEx announced on December 30, 1999 that it would impose a fuel surcharge of 3% on most FedEx U.S. domestic and international services effective February 1, 2000. The surcharge will apply to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible.

       Also, FedEx continues to execute cost containment and productivity enhancement programs which management believes could reduce anticipated second half 2000 operating expenses by up to $75 million. These cost reductions are expected to be achieved by lowering discretionary spending and limiting staffing additions, but will not affect plans for strategic spending in support of long-term growth goals. The actual impact of the fuel surcharge and management's cost containment plans on operating income will depend on a number of factors such as the impact of competitive pricing changes, customer responses

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FEDERAL EXPRESS CORPORATION (CONTINUED)


to yield-management initiatives, changing customer demand patterns, actions by FedEx's competitors and general economic conditions.

       Rentals and landing fees increased due to an increase in aircraft and facilities leases entered into based on planned volume growth. Aircraft lease expense for the quarter and year-to-date periods rose 16% and 15%, respectively. As of November 30, 1999, FedEx had 102 wide-bodied aircraft under operating lease compared with 93 as of November 30, 1998. Management expects year-over-year increases in lease expense to continue if the Company enters into additional aircraft rental agreements during 2000 and thereafter.

       Maintenance and repairs increased 18% in the second quarter and 11% year to date compared to the prior year periods. Given FedEx's increasing fleet size and age and variety of aircraft types, management believes that maintenance and repairs expense will continue to increase for the remainder of 2000. In part, this higher expense will likely be attributed to scheduled maintenance and repairs expense and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

       Salaries and employee benefits increased only 6% in the second quarter and 5% for the year-to-date period as higher costs in connection with the agreement with the Fedex Pilots Association that became effective May 31, 1999 were offset by improved productivity and lower provisions for incentive compensation.

       Contributions from the sales of engine noise reduction kits declined $14 million for the quarter and $28 million year to date. Management expects similar declines for each of the remaining quarters of the year.

RPS, INC.

       The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:


--------------------------------------------------------------------------------------------------------------
                                              Three Months Ended   Percent     Six Months Ended        Percent
                                               1999       1998      Change      1999       1998        Change
                                               ----       ----      ------      ----       -----       ------
Revenues                                        $521       $481        + 8        $997      $922         + 8
--------------------------------------------------------------------------------------------------------------
Operating income                                $ 66       $ 61        + 7        $116      $110         + 6
--------------------------------------------------------------------------------------------------------------
Average daily packages                         1,541      1,464        + 5       1,453     1,386         + 5
Revenue per package (yield)                   $ 5.45     $ 5.30        + 3      $ 5.49    $ 5.28         + 4
==============================================================================================================


Revenues

       RPS revenues grew 8% for both the quarter and the first half of the year reflecting yield increases and higher average daily packages. Yields were positively impacted by a rate increase of 2.3% in February 1999 and a better mix of higher-yielding packages. Weather conditions in the eastern United States during the second quarter negatively affected package volume.

       RPS continues to expand capacity in order to accommodate volume growth, while maintaining or improving yields. RPS recently opened two additional hub facilities and will continue to expand package processing capacity to

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RPS, INC. (CONTINUED)

meet its aggressive growth plans. Actual results will depend on the impact of competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.

Operating Income

       Operating income for the quarter and the first half of the year reflect higher operating costs during periods of investment in capacity expansion and technology. The effects of these higher costs were partially mitigated by improved yield, effective cost controls and lower provisions for incentive compensation. Depreciation expense increased 18% for the second quarter and first half periods as new terminal facilities were opened late in 1999 and throughout the first half of 2000.

   In the first quarter of 2000, RPS began testing new delivery services to residential areas. To date, the tests have been favorable and the Company currently expects to offer the new services by the spring of calendar 2000 to approximately 50% of the U. S. population. Year-to-date costs associated with this test have been minimal, but will accelerate as the test progresses. If the services are implemented there will be additional start-up and capital costs associated with the implementation. The actual results of these new services, if they are ultimately offered, will depend upon a number of factors such as consumer demand for and satisfaction with the RPS product, the service coverage and brand awareness of the RPS product, competitive pricing, the extent of the Company's ability to penetrate the business-to-consumer electronic commerce market and the ability to attract and retain qualified contractors for the delivery network.


OTHER OPERATIONS

       Other operations include Viking Freight, Inc. ("Viking"), a regional less than truckload freight carrier operating in the western United States; Roberts Express, Inc. ("Roberts"), a critical shipment carrier; FDX Logistics, Inc. ("Logistics"), a contract logistics provider; and certain unallocated corporate items. Other operations also include the results of Caribbean Transportation Services, Inc. from the time of its acquisition by Logistics in September, 1999.

       Revenue and operating income from other operations increased 27% and 12% for the quarter and 21% and 27% year to date compared to the prior year periods. The increase in revenue is due to substantially higher revenues at Roberts and Logistics, combined with double-digit revenue growth at Viking. The increase in operating income is due to strong earnings at Roberts and Viking, offset by the results at Logistics. Viking posted an operating margin of 10.8% for the second quarter and 10.4% for the year-to-date period.


FINANCIAL CONDITION

Liquidity

       Cash and cash equivalents totaled $518 million at November 30, 1999. Management believes that cash flow from operations, the Company's commercial paper program, the revolving bank credit facility and other borrowing arrangements will adequately meet the Company's working capital and stock repurchase program needs for the foreseeable future.

       On September 27, 1999, the Company's Board of Directors approved a plan that authorizes the purchase of up to 15 million, or approximately 5%, of the Company's outstanding shares of common stock. Through November 30, 1999, the

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FINANCIAL CONDITION (CONTINUED)

Company had acquired 8,856,500 shares under the plan at an average cost of $40.56 per share and reissued 181,184 shares to fund employee benefits. The purchase of these treasury shares was funded principally through the issuance of commercial paper. Shares held in treasury will be used for general corporate purposes.


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

       Capital expenditures for the first six months of 2000 totaled $839 million and included aircraft, aircraft modifications, vehicles and ground support equipment, customer automation and computer equipment and facilities. In 1999 expenditures primarily included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. As a result of lower than expected U.S. domestic volume growth at FedEx, the Company has reduced planned capital expenditures for 2000 by $200 million. For information on the Company's purchase commitments, see Note 7 of Notes to Condensed Consolidated Financial Statements.

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

       Since January 1, 1999, the Company's subsidiaries have been able to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. Based on the work of the Company's euro task forces to date, the Company believes that the introduction of the euro, any price transparency

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FINANCIAL CONDITION (CONTINUED)

brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.


YEAR 2000 COMPLIANCE

Introduction

       The Company's operating subsidiaries rely heavily on sophisticated information technology ("IT") for their business operations. For example, FedEx maintains electronic connections with approximately two million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues were, therefore, broad and complex. The FedEx Y2K Project Office, which was established in 1996, coordinates and supports FedEx's continuing Y2K compliance effort. The Company also used a major international consulting firm to assist its subsidiaries in their Y2K program management.

       The Company's Y2K compliance efforts focused on business-critical areas including its IT systems, non-IT systems and interfaces with third parties. Hardware, software, systems, technologies and applications were considered "business-critical" if a failure either would have had a material adverse impact on the Company's business, financial condition or results of operations or would have involved a safety risk to employees or customers. In the Company's previous filings with the Securities and Exchange Commission on Form 10-Q and 10-K, extensive descriptions and definitions of business-critical items were presented.

State of Readiness

       Nothing has come to the Company's attention which would cause it to believe that its Y2K compliance effort was not successful. While the Company will continue to monitor for Y2K related problems, to date no significant Y2K issues have been encountered.

Costs to Address Y2K Compliance

       Since 1996, the Company has incurred approximately $108 million on Y2K compliance ($15 million in the first half of 2000), which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning, and related costs. The Company currently expects that it will incur additional total costs of approximately $12 million on Y2K matters, including depreciation of $6 million. Remaining Y2K expenditures will include project management of the corporate contingency effort and the command and control center, further system audit and validation, and project management to ensure compliance of new systems development. The Company classifies costs as Y2K for reporting purposes if they remedy only Y2K risks or result in the formulation of contingency plans and would otherwise be unnecessary in the normal course of business.

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

Contingency Planning and Risks

       FedEx's key contingency plans addressed the activities to be performed in preparation for and during a Y2K-related failure that could have an immediate and

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


YEAR 2000 COMPLIANCE (CONTINUED)


significant impact on normal operations. Possible failures were identified and contingency plans were formulated. These plans included items such as alternative operating locations, alternative procedures for mission critical functions and procedures for company-wide communications. These are in addition to the Company's operational contingency plans for the pick-up, delivery and movement of packages. FedEx created a Y2K contingency command and control center that links to its other operations command and control centers. Key command and control personnel were on site commencing December 31, 1999.

       Other contingency plans for FedEx and the Company's other operating subsidiaries, including those covering vendor and supplier issues, continue to be in place to minimize Y2K-related risks including those that vendors and suppliers might pose if they are behind in their own Y2K efforts.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.


       Exhibit
       Number    Description of Exhibit
      --------  -----------------------
        3.1     Amended and Restated Certificate of Incorporation of FDX
                Corporation, as amended.

       10.1     Extension Agreement dated as of October 15, 1999 to Credit
                Agreement dated as of December 10, 1998 among the Company and First National Bank of Chicago, individually and as agent, and certain lenders.

       12.1     Computation of Ratio of Earnings to Fixed Charges.

       15.1     Letter re Unaudited Interim Financial Statements.

       27       Financial Data Schedule (electronic filing only).

(b)    Reports on Form 8-K.

       During the quarter ended November 30, 1999, the Registrant filed one Current Report on Form 8-K dated September 27, 1999. The report was filed under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, and contained a press release announcing the authorization of the repurchase of up to 15 million shares of the Company's common stock.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FDX CORPORATION
                                      (Registrant)



Date:         January 12, 2000           /S/ JAMES S. HUDSON
                                    -------------------------------------------
                                    JAMES S. HUDSON
                                    CORPORATE VICE PRESIDENT
                                    STRATEGIC FINANCIAL PLANNING & CONTROL
                                    (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
-------          ----------------------
 3.1             Amended and Restated Certificate of Incorporation of FDX
                 Corporation, as amended.

10.1             Extension Agreement dated as of October 15, 1999 to Credit
                 Agreement dated as of December 10, 1998 among the Company and First National Bank of Chicago, individually and as agent, and certain lenders.

12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).