Form 10-Q
period 2000-02-29
FDX CORP
filed 2000-04-13
CIK 1048911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 29, 2000, OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________.


                        COMMISSION FILE NUMBER: 333-39483


                                FEDEX CORPORATION
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

                                 FDX Corporation
                                  (Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                  Outstanding Shares at March 31, 2000
Common Stock, par value $.10 per share                 287,072,262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FEDEX CORPORATION


                                      INDEX



                          PART I. FINANCIAL INFORMATION


                                                                            PAGE
Condensed Consolidated Balance Sheets
     February 29, 2000 and May 31, 1999 ...................................  3-4

Condensed Consolidated Statements of Income
     Three and Nine Months Ended February 29, 2000
     and February 28, 1999 ................................................    5

Condensed Consolidated Statements of Cash Flows
     Nine Months Ended February 29, 2000
     and February 28, 1999 ................................................    6

Notes to Condensed Consolidated Financial Statements ......................  7-12

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants ....................................    13

Report of Independent Public Accountants ..................................    14

Management's Discussion and Analysis of Results of Operations
     and Financial Condition .............................................. 15-22


                           PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K...........................................    23


EXHIBIT INDEX..............................................................   E-1

                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS


                                                           February 29,
                                                              2000          May 31,
                                                           (Unaudited)       1999
                                                           -------------  ----------
                                                                (In thousands)
Current Assets:
     Cash and cash equivalents.........................    $   129,492   $   325,323
     Receivables, less allowances of
       $89,226,000 and $68,305,000 .....................     2,487,651     2,153,166
     Spare parts, supplies and fuel ....................       279,425       291,922
     Deferred income taxes .............................       314,259       290,721
     Prepaid expenses and other ........................       108,520        79,896
                                                           -----------   -----------
         Total current assets ..........................     3,319,347     3,141,028

Property and Equipment, at Cost ........................    14,837,203    13,719,907
     Less accumulated depreciation and amortization ....     7,850,721     7,160,690
                                                           -----------   -----------
         Net property and equipment ....................     6,986,482     6,559,217

Other Assets:
     Goodwill ..........................................       466,156       344,002
     Other .............................................       743,699       603,964
                                                           -----------   -----------
         Total other assets ............................     1,209,855       947,966
                                                           -----------   -----------
                                                           $11,515,684   $10,648,211
                                                           ===========   ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                    February 29,
                                                                        2000           May 31,
                                                                     (Unaudited)        1999
                                                                    -------------   ------------
                                                                           (In thousands)
Current Liabilities:
     Short-term borrowings .....................................    $   150,000     $        --
     Current portion of long-term debt .........................        101,229          14,938
     Accrued salaries and employee benefits ....................        639,896         740,492
     Accounts payable ..........................................      1,065,847       1,133,952
     Accrued expenses ..........................................        966,754         895,375
                                                                    -----------     -----------
         Total current liabilities .............................      2,923,726       2,784,757

Long-Term Debt, Less Current Portion ...........................      1,855,773       1,359,668

Deferred Income Taxes ..........................................        327,221         293,462

Other Liabilities ..............................................      1,769,895       1,546,632

Commitments (Note 8)

Common Stockholders' Investment:
     Common Stock, $.10 par value;
       800,000,000 shares authorized, 298,573,387
         and 297,987,200 issued ................................         29,857          29,799
     Additional paid-in capital ................................      1,059,078       1,061,312
     Retained earnings .........................................      4,053,843       3,615,797
     Treasury stock, at cost ...................................       (464,739)         (1,281)
     Deferred compensation and other ...........................        (20,946)        (17,247)
     Accumulated other comprehensive income ....................        (18,024)        (24,688)
                                                                    -----------     -----------
         Total common stockholders' investment .................      4,639,069       4,663,692
                                                                    -----------     -----------
                                                                    $11,515,684     $10,648,211
                                                                    ===========     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended                 Nine Months Ended
                                                  ------------------------------     ----------------------------
                                                  February 29,     February 28,      February 29,    February 28,
                                                     2000             1999               2000           1999
                                                  -----------      ------------      ------------    ------------
                                                              (In thousands, except per share amounts)
Revenues ......................................... $4,518,057      $ 4,098,418       $13,408,138    $12,389,957

Operating Expenses:
     Salaries and employee benefits...............  1,926,473        1,762,275         5,631,110      5,267,390
     Purchased transportation.....................    416,912          375,582         1,244,629      1,143,945
     Rentals and landing fees.....................    386,473          364,157         1,146,692      1,043,385
     Depreciation and amortization................    293,727          263,725           856,349        766,098
     Maintenance and repairs......................    270,837          237,616           804,198        721,693
     Fuel.........................................    256,879          146,091           666,440        449,232
     Other........................................    760,284          796,934         2,263,906      2,225,346
                                                   ----------       ----------       -----------    -----------
                                                    4,311,585        3,946,380        12,613,324     11,617,089
                                                   ----------       ----------       -----------    -----------

Operating Income..................................    206,472          152,038           794,814        772,868

Other Income (Expense):
     Interest, net................................    (30,282)         (25,159)          (77,479)       (75,246)
     Other, net...................................     10,808           (5,610)           15,471         (8,601)
                                                   ----------       ----------       -----------    -----------
                                                      (19,474)         (30,769)          (62,008)       (83,847)
                                                   ----------       ----------       -----------    -----------
Income Before Income Taxes........................    186,998          121,269           732,806        689,021

Provision for Income Taxes........................     73,870           43,436           289,461        279,053
                                                   ----------       ----------       -----------    -----------
Net Income........................................ $  113,128       $   77,833       $   443,345    $   409,968
                                                   ==========       ==========       ===========    ===========

Earnings per common share:
     Basic........................................ $      .39       $      .26       $      1.51    $      1.39
                                                   ==========       ==========       ===========    ===========
     Assuming dilution............................ $      .39       $      .26       $      1.49    $      1.37
                                                   ==========       ==========       ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                   February 29,      February 28,
                                                                                       2000              1999
                                                                                   --------------    ------------
                                                                                            (In thousands)
Net Cash Provided by Operating Activities .........................................   $   875,569    $ 1,039,094

Investing Activities:
     Purchases of property and equipment ..........................................    (1,227,943)    (1,335,543)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions ..............................................          --           80,995
         Reimbursements of A300 and MD11 deposits .................................        24,377         25,130
         Other dispositions .......................................................       150,792        157,583
     Acquisitions of businesses ...................................................      (257,973)          --
     Other, net ...................................................................       (15,804)       (19,912)
                                                                                      -----------    -----------
Net cash used in investing activities .............................................    (1,326,551)    (1,091,747)

Financing Activities:
     Short-term borrowings, net ...................................................       150,000        102,428
     Proceeds from long-term debt issuances .......................................       590,613           --
     Principal payments on long-term debt .........................................       (12,596)      (167,722)
     Proceeds from stock issuances ................................................        11,792         35,656
     Purchase of treasury stock ...................................................      (491,229)        (8,169)
     Other, net ...................................................................         6,571           --
                                                                                      -----------    -----------
Net cash provided by (used in) financing activities ...............................       255,151        (37,807)
                                                                                      -----------    -----------

Net decrease in cash and cash equivalents .........................................      (195,831)       (90,460)
Cash and cash equivalents at beginning of period ..................................       325,323        229,565
                                                                                      -----------    -----------

Cash and cash equivalents at end of period........................................    $   129,492    $   139,105
                                                                                      ===========    ===========
Cash payments for:
     Interest (net of capitalized interest).......................................    $    88,644    $    86,999
                                                                                      ===========    ===========
     Income taxes.................................................................    $   297,309    $   362,970
                                                                                      ===========    ===========
Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)....................................    $    19,450    $    39,881
     Fair value of assets acquired under
       exchange agreements ........................................................        26,190         21,603
                                                                                      -----------    -----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired..............................................         (6,740)   $    18,278
                                                                                      ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               FEDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BUSINESS

       On January 19, 2000, a new branding strategy was announced that resulted in name changes of the holding company and operating companies to include the FedEx brand name and creation of a new services company subsidiary.

       Effective January 19, 2000, the name of the holding company was changed from FDX Corporation to FedEx Corporation (the "Company"). Effective February 3, 2000, RPS became FedEx Ground Package System, Inc. ("FedEx Ground"), Roberts Express became FedEx Custom Critical, Inc. ("FedEx Custom Critical") and FDX Logistics became FedEx Global Logistics, Inc. ("FedEx Logistics"). The names of Federal Express Corporation and Viking Freight, Inc. ("Viking") did not change; however, Federal Express Corporation will be commonly referred to as FedEx Express ("FedEx Express"). A newly created FedEx Corporate Services subsidiary will be in effect June 1, 2000.

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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of February 29, 2000 and the consolidated results of its operations for the three and nine-month periods ended February 29, 2000 and February 28, 1999, and its consolidated cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999. Operating results for the three and nine-month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by the Company. Management has not yet completed its estimate of the effect of the adoption of this Statement.

       The Company has entered into contracts on behalf of its subsidiary FedEx Express, that are designed to limit FedEx Express's exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense.

As of early April 2000, contracts in place to fix the price of jet fuel cover approximately half of the estimated usage for the fourth quarter of 2000. Through early April 2000, contracts covering 2001 fix the price of approximately one-third of the estimated requirements for jet fuel.

       Certain prior period amounts have been reclassified to conform to the current presentation.


(3)    ACQUISITIONS

       On September 10, 1999, the Company's FedEx Logistics subsidiary acquired the assets of GeoLogistics Air Services, Inc., an airfreight forwarder servicing freight shipments between the United States and Puerto Rico, for approximately $116,000,000 in cash in a business combination accounted for as a purchase. This business is operating under the name Caribbean Transportation Services, Inc. The excess of purchase price over the estimated fair value of the net assets acquired ($103,000,000) has been recorded as goodwill and is being amortized ratably over 15 years.

       On February 29, 2000, the Company acquired all of the common stock of Tower Group International, a leader in the business of international transportation logistics and trade information technology, for approximately $140,000,000 in cash in a business combination accounted for as a purchase. This business is operating as a subsidiary of FedEx Trade Networks, Inc. ("FTN"). The excess of purchase price over the estimated fair value of the net assets acquired ($28,000,000) has been recorded as goodwill and is being amortized ratably over 25 years.

       The operating results of these acquired companies are included in the operations of the Company from the date of acquisition.

       Pro forma results including these acquisitions would not differ materially from reported results in any of the periods presented.


(4)  COMPREHENSIVE INCOME

       The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income (in thousands):


                                                      Three Months Ended        Nine Months Ended
                                                   -----------------------------------------------------
                                                   February 29, February 28,  February 29, February 28,
                                                      2000          1999          2000        1999
                                                   ------------ ------------  -----------  ------------
Net income.......................................   $113,128    $ 77,833       $443,345     $409,968
Other comprehensive income:
   Unrealized gain on
    available-for-sale securities ...............     14,520          --         11,458           --
   Tax effect....................................     (5,663)         --         (4,469)          --
                                                    --------    --------       --------     --------
     Net of tax..................................      8,857          --          6,989           --

   Foreign currency translation
     adjustments.................................     (3,761)     (5,231)           474       (1,469)
   Tax effect....................................        (68)        845           (799)         937
                                                    --------    --------       --------     --------
     Net of tax..................................     (3,829)     (4,386)          (325)        (532)
                                                    --------    --------       --------     --------

   Comprehensive income..........................   $118,156    $ 73,447       $450,009     $409,436
                                                    ========    ========       ========     ========

(5)  FINANCING ARRANGEMENTS


         At February 29, 2000, short-term borrowings comprise funds drawn on the Company's revolving credit agreement. These borrowings, which have an approximate interest rate of 6.5%, mature through April 2000.

         Unsecured sinking fund debentures of FedEx Express in the amount of $100,000,000 and the related discount are included in current portion of long-term debt, as FedEx Express gave notice to call the bonds on January 25, 2000. The bonds, which were redeemed by FedEx Express on March 1, 2000, were originally due through 2020. Interest accrued at the rate of 9.63% through the redemption date. A charge of approximately $6,000,000 representing the premium paid to the holders of the bonds retired and write-off of the related unamortized deferred finance charges and remaining unamortized discount was incurred upon redemption and will be recognized in the Company's fourth quarter.

         Commercial paper in the amount of $595,200,000 was outstanding at February 29, 2000. Interest rates on these borrowings approximate 6%. The commercial paper is reflected in Long-Term Debt based on the Company's ability and intent to refinance this instrument with long-term debt.

         The Company has a $1,000,000,000 revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment of $200,000,000 through October 13, 2000. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. The commercial paper borrowings, which are backed by unused commitments under the revolving credit agreement, as well as the short-term borrowings described above, reduce the amount available under the revolving credit agreement. At February 29, 2000, $254,800,000 of the commitment amount was available.

(6)  COMPUTATION OF EARNINGS PER SHARE

       The calculation of basic and diluted earnings per share for the three and nine-month periods ended February 29, 2000 and February 28, 1999 was as follows (in thousands, except per share amounts):


                                                     Three Months Ended          Nine Months Ended
                                                   ----------------------------------------------------
                                                   February 29, February 28,  February 29, February 28,
                                                      2000          1999          2000        1999
                                                   ------------ ------------  -----------  ------------
Net income applicable to common
   stockholders..................................  $113,128     $ 77,833       $443,345     $409,968
                                                   ========     ========       ========     ========
Average shares of common stock
   outstanding...................................   289,294      296,327        293,627      295,434
                                                   ========     ========       ========     ========
Basic earnings per share.........................  $    .39     $    .26       $   1.51     $   1.39
                                                   ========     ========       ========     ========
Average shares of common stock
   outstanding...................................   289,294      296,327        293,627      295,434
Common equivalent shares:
   Assumed exercise of outstanding
    dilutive options.............................    12,690       15,140         12,934       12,868
   Less shares repurchased from
    proceeds of assumed exercise
    of options...................................    (8,317)      (9,523)        (8,031)      (8,789)
                                                   --------     ---------       --------    --------
Average common and common
   equivalent shares.............................    293,667     301,944        298,530      299,513
                                                    ========    ========       ========     ========

Earnings per share,
   assuming dilution.............................   $    .39    $    .26       $   1.49     $   1.37
                                                    ========    ========       ========     ========


     In September 1999, the Company's Board of Directors approved a plan that authorized the purchase of up to 15,000,000, or approximately five percent, of the Company's outstanding shares of common stock. As of February 29, 2000, the Company had acquired 12,000,000 shares under the plan at an average cost of $40.08 per share and reissued 449,123 of these shares to fund employee benefits. The remaining shares (11,550,877) are being held in treasury for general corporate purposes.

(7)  BUSINESS SEGMENT INFORMATION

     The Company is a global transportation and logistics provider whose operations are primarily represented by FedEx Express, the world's largest express transportation company, and FedEx Ground, a business-to-business ground small-package carrier. These operating companies comprise the Company's reportable segments. Other operating companies included in the FedEx Corporation portfolio are Viking Freight, a less-than-truckload carrier operating principally in the western United States; FedEx Custom Critical, a critical-shipment carrier; FedEx Logistics, a contract logistics provider; and FTN, a trade services provider which was formed in February 2000. Amounts included in Other in the following table also include certain unallocated corporate items.

     The following table provides a reconciliation of reportable segment revenues and operating income to the Company's consolidated financial statement totals (in thousands):


                                              Three Months Ended                 Nine Months Ended
                                     ---------------------------------     ---------------------------------
                                     February 29,         February 28,      February 29,      February 28,
                                         2000                 1999              2000             1999
                                     -----------          ------------      ------------      --------------
Revenue
   FedEx Express.................    $3,757,833            $3,430,708        $11,080,666        $10,330,127
   FedEx Ground..................       486,506               455,329          1,483,464          1,376,746
   Other.........................       273,718               212,381            844,008            683,084
                                     ----------            ----------        -----------        -----------
                                     $4,518,057            $4,098,418        $13,408,138        $12,389,957
                                     ==========            ==========        ===========        ===========

Operating income
   FedEx Express................     $  143,394            $   95,274        $   563,553        $   565,285
   FedEx Ground.................         39,465                49,791            155,615            159,610
   Other........................         23,613                 6,973             75,646             47,973
                                     ----------            ----------        -----------        -----------
                                     $  206,472            $  152,038        $   794,814        $   772,868
                                     ==========            ==========        ===========        ===========


(8)  COMMITMENTS

       As of February 29, 2000, the Company's purchase commitments for the remainder of 2000 and annually thereafter under various contracts are as follows (in thousands):


                                                          Aircraft-
                                      Aircraft            Related(1)         Other(2)               Total
                                      --------            ----------         --------              -------
       2000 (remainder)               $ 65,700            $121,000           $187,600              $374,300
       2001                            188,100             326,900            190,000               705,000
       2002                            242,800             375,500             12,600               630,900
       2003                            439,600             463,900              7,700               911,200
       2004                            235,200             450,800              7,700               693,700

(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities, computers and other equipment.

       FedEx Express is committed to purchase three DC10s, 29 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $7,150,000 have been made toward these purchases.

       FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (48 of which had been received as of February 29, 2000), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 21 additional DC10s along with additional aircraft engines and equipment.

       During the nine-month period ended February 29, 2000, FedEx Express acquired five A300s and one MD11 under operating leases. These aircraft were included as purchase commitments as of May 31, 1999. At the time of delivery, FedEx Express sold its rights to purchase these aircraft to third parties who reimbursed FedEx Express for its deposits on the aircraft and paid additional consideration. FedEx Express then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS







       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 29, 2000, and the related condensed consolidated statements of income for the three and nine-month periods ended February 29, 2000 and February 28, 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999, included herein, as indicated in their report thereon included on page 14.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of FedEx Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (a Delaware corporation) and subsidiaries as of February 29, 2000 and the related condensed consolidated statements of income for the three and nine-month periods ended February 29, 2000 and February 28, 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FedEx Corporation and subsidiaries as of May 31, 1999 and the related consolidated statements of income, changes in stockholders' investment and comprehensive income and cash flows for the year then ended. In our report dated June 29, 1999, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet of FedEx Corporation and subsidiaries as of May 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                          /s/ Arthur Andersen LLP

                                          Arthur Andersen LLP




Memphis, Tennessee
March 22, 2000

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated results

       Results for the third quarter ended February 29, 2000 continued to reflect the effects of higher fuel prices, partially offset by strong international growth and the effects of the Company's cost containment initiatives. Increased fuel prices negatively affected third quarter and year-to-date expense by $105 million and $193 million compared to the comparable periods in the prior year. The third quarter also included two more operating days compared to the prior year at the Company's largest business unit. The prior year's third quarter results included $91 million in pre-tax expenses associated with strike contingency planning ($81 million affecting operating income).

       In response to higher fuel costs, Federal Express Corporation ("FedEx Express"), the Company's largest business segment, implemented a fuel surcharge of 3% on most U.S. domestic and international services effective February 1, 2000. In March 2000, the Company announced that it would increase the current fuel surcharge to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible. The Company has also entered into contracts designed to limit its exposure to higher year-over-year jet fuel prices. The combination of the surcharge and the hedging program is expected to mitigate the increased year-over-year fuel cost for the fourth quarter.

       Strong package volume growth in certain international markets contributed positively to earnings for the third quarter and year-to-date periods. Cost controls to align short-term spending with current business growth levels combined with productivity enhancements helped offset the effects of lower than expected volume growth in U.S. domestic markets. These trends are expected to continue for the remainder of 2000.

        During the third quarter the Company announced a major rebranding and reorganization initiative that management believes will enable it to compete better collectively while retaining the independent operating structure of the Company's business units. The new branding strategy extended the FedEx brand name to three subsidiaries and the Company. These organizational changes are designed to enhance revenue growth by centralizing the sales, marketing and customer service functions of the Company's two largest business segments, effective June 1, 2000. As planned, the Company launched the FedEx Home Delivery service in March 2000 with initial coverage extending to 38 major U.S. markets. Costs associated with the rebranding and reorganization actions and FedEx Home delivery negatively affected third quarter operations by approximately $15 million.

       Net interest expense increased in both the third quarter and the year-to-date period compared to prior year due to higher average debt levels. Other, net for the third quarter includes an $11 million gain from the sale of securities held by FedEx Express. The prior year's third quarter included approximately $10 million of non-operating expenses related to FedEx Express's strike contingency plans. The Company's effective tax rate for the third quarter and year-to-date periods was 39.5%. The prior year third quarter effective tax rate of 35.8% reflected the decrease of the year-to-date tax rate from 41.5% to 40.5%. The year-over-year decline in the effective tax rate is primarily due to stronger results from international operations.

       Actual results for the remainder of 2000 may vary depending upon many factors such as economic growth rates, rates of volume growth in U.S. domestic markets at both of the Company's principal business segments, the actions of competitors, the spot prices of aviation and diesel fuel, the extent to which the Company enters into additional contracts designed to limit its exposure to fluctuations in jet fuel prices, the duration of the fuel surcharge and any other pricing actions and the impact those actions may have on demand for the Company's services.


FedEx Express

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2000 and February 28, 1999:


                                     Three Months Ended   Percent       Nine Months Ended    Percent
                                     2000         1999     Change       2000        1999      Change
                                     ----         ----     ------       -----       ------    ------
Revenues:
Package:
       U.S. overnight ............   $ 1,875   $ 1,752      + 7        $ 5,552     $ 5,308     + 5
       U.S. deferred .............       642       584      +10          1,789       1,686     + 6
       International Priority (IP)       887       730      +21          2,586       2,218     +17
                                     -------   -------                 -------     -------
           Total package revenue .     3,404     3,066      +11          9,927       9,212     + 8

Freight:
       U.S .......................       141       108      +30            415         315     +32
       International .............       117       129      -10            370         402     - 8
                                     -------   -------                 -------     -------
           Total freight revenue .       258       237      + 9            785         717     + 9

Other ............................        96       128      -24            369         401     - 8
                                     -------   -------                 -------     -------
           Total revenues ........   $ 3,758   $ 3,431      +10        $11,081     $10,330     + 7
                                     =======   =======                 =======     =======
Operating income .................   $   143   $    95      +51        $   564     $   565      --
                                     =======   =======                 =======     =======
Package statistics:
   Average daily packages:
       U.S. overnight ............     2,042     1,995      + 2          2,002       1,942     + 3
       U.S. deferred .............       991       966      + 3            914         897     + 2
       IP ........................       318       279      +14            312         276     +13
                                     -------   -------                 -------     -------
           Total packages ........     3,351     3,240      + 3          3,228       3,115     + 4

   Revenue per package (yield):
       U.S. overnight ............   $ 14.35   $ 14.16      + 1        $ 14.45     $ 14.31     + 1
       U.S. deferred .............     10.12      9.76      + 4          10.19        9.84     + 4
       IP ........................     43.60     42.14      + 3          43.12       42.02     + 3
           Package composite .....     15.87     15.26      + 4          16.02       15.48     + 3

Freight statistics:
   Average daily pounds:
       U.S .......................     4,607     4,391      + 5          4,742       4,261     +11
       International .............     2,265     2,645      -14          2,448       2,661     - 8
                                     -------   -------                 -------     -------
           Total freight .........     6,872     7,036      - 2          7,190       6,922     + 4

   Revenue per pound (yield):
       U.S .......................   $   .48   $   .40      +20        $   .46     $   .39     +18
       International .............       .81       .79      + 3            .79         .79      --
           Freight composite .....       .59       .54      + 9            .57         .54     + 6
=====================================================================================================

REVENUES

       Total revenue increased by 10% in the third quarter and 7% for the nine-month period; however, growth in U.S. domestic overnight package volume continued to be lower than long-term growth goals. Strong revenue growth in higher-yielding IP services, especially in Asia and Europe, continued in the third quarter and is expected to stay strong for the remainder of the fiscal year. U.S. deferred package revenue growth for the third quarter and year-to-date periods matched anticipated levels as management continues to slow the growth of these lower-yielding services. List price increases, including an average 2.8% domestic rate increase in March 1999, the 3% fuel surcharge implemented in February 2000 and an ongoing yield-management program also contributed to the slight increase in yields in the third quarter. In an effort to stimulate U.S. domestic revenue growth in higher-yielding package products, FedEx Express is realigning its sales force. The changes will include a greater emphasis on small and medium-sized customers and modifications to the sales incentive program to target higher-yielding packages. Management believes that these actions should improve the long-term growth of express packages and improve market share at FedEx Express, which has eroded slightly in the current year. Actual results, however, may vary depending on a number of factors, including the effective execution of the sales force realignment, the impact of competitive pricing changes, customer responses to yield-management initiatives and the fuel surcharge, changing customer demand patterns, actions by competitors, regulatory conditions for aviation rights and general economic conditions.

       Total freight revenue increased in the third quarter and year-to-date periods due to higher average daily pounds and improved yields in U.S. freight, offset by declines in international freight pounds.

       Other revenue included charter services, sales of engine noise reduction kits, Canadian domestic revenue, logistics services and other.


OPERATING INCOME

       Operating income for the third quarter and year-to-date periods reflects the impact of higher fuel costs, offset partially by higher growth in international shipments. Slower than expected growth in U.S. package services also negatively impacted operating income during the year-to-date period. The prior year's third quarter included $81 million in strike contingency costs related to contracts for supplemental airlift and ground transportation.

       Fuel expenses increased 72% and 46% for the third quarter and year-to-date periods. For the third quarter, average cost per gallon for aircraft fuel increased 79% and gallons consumed increased 2%. Year to date, average cost per gallon increased 45% and gallons consumed increased 5%. In order to offset most of the effects of substantially higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services effective February 1, 2000. In March 2000, FedEx Express announced that it would increase the surcharge to 4% effective April 1, 2000. The surcharge will apply to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible.

       Additionally, the Company has entered into contracts designed to limit its exposure to jet fuel price fluctuations. These contracts did not materially affect fuel expense during the third quarter. As of early April 2000, contracts in place to fix the price of jet fuel cover approximately 50% of the estimated usage for the fourth quarter of 2000 and approximately one-third of the estimated requirements for jet fuel in 2001.

       In light of lower than expected U.S. domestic package volume growth, FedEx Express continues to execute cost containment and productivity enhancement programs. By lowering discretionary spending and limiting staffing additions, management expects to align controllable costs with current business growth; however, these actions will not affect plans for strategic spending in support of long-term growth goals. The actual impact of the fuel surcharge, the jet fuel price contracts and management's cost containment actions on operating income will depend on a number of factors such as the impact of competitive pricing changes, customer responses to yield-management initiatives, the actual price of jet fuel, changing customer demand patterns, actions by FedEx Express's competitors and general economic conditions.

       Rentals and landing fees increased at a rate higher than revenues for the nine months ended February 29, 2000 due to an increase in aircraft leases entered into based on anticipated needs. Aircraft lease expense at FedEx Express for the third quarter and year-to-date periods rose 12% and 14%.
As of February 29, 2000, FedEx Express had 102 wide-bodied aircraft under operating lease compared with 93 as of February 28, 1999.

       Maintenance and repairs at FedEx Express increased 15% in the third quarter and 12% year to date. Given FedEx Express's increasing fleet size and age and variety of aircraft types, management believes that maintenance and repairs expense will continue to increase for the remainder of 2000. In part, this higher expense will likely be attributed to scheduled maintenance and repairs and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

       Salaries and employee benefits increased 9% in the third quarter and 7% for the year-to-date period due to higher costs in connection with the agreement with the Fedex Pilots Association that became effective May 31, 1999 and a slight increase in the number of employees.

       Contributions from the sales of engine noise reduction kits declined $15 million for the quarter and $43 million year to date. Management expects declines for the remainder of the calendar year, after which it expects minimal sales of these kits.

FedEx Ground

       The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2000 and February 28, 1999:


                                             Three Months Ended    Percent      Nine Months Ended      Percent
                                               2000       1999      Change      2000        1999        Change
                                             -------     ------    -------    -------     -------      -------
Revenues                                     $   487     $  455      + 7      $1,483      $1,377          + 8
                                             -------     ------               ------      ------

Operating income                             $    39     $   50      -21      $  156      $  160          - 3
                                             -------     ------               ------      ------
Average daily packages                         1,415      1,364      + 4       1,440       1,379          + 4
Revenue per package (yield)                  $  5.54     $ 5.38      + 3      $ 5.51      $ 5.31          + 4
                                             =======     ======               ======      ======

REVENUES

       Revenues for FedEx Ground Package System, Inc. ("FedEx Ground") grew 7% for the third quarter and 8% for the year-to-date period, reflecting higher average daily packages and improvement in yields. Yields were positively impacted by a rate increase of 2.3% in February 1999 and higher-yielding packages. Weather conditions in the eastern United States during the third quarter negatively affected package volume. Revenue in 1999 reflected a one-time benefit of approximately $7 million to align FedEx Ground's estimation methodology for in-transit revenue with that of the Company's other operating subsidiaries. Reported package yield was increased in the third quarter of 1999 by $.08 due to this one time adjustment.

       FedEx Ground continues to expand capacity in order to accommodate volume growth, while maintaining or improving yields. FedEx Ground has opened two additional hub facilities in the current year and will continue to expand package processing capacity to meet its growth plans. In March 2000 FedEx Ground launched its new service, FedEx Home Delivery. This new service is dedicated to meeting the needs of business-to-consumer shippers. Currently this service is available for approximately 50% of the U.S. population, with plans for expansion which will extend the service to approximately 75% of the U.S. population within a year. The actual results of these new services will depend upon a number of factors, such as consumer demand for and satisfaction with the FedEx Ground product, the service coverage and brand awareness of the FedEx Ground product, competitive responses including pricing, the extent of the Company's ability to penetrate the business-to-consumer electronic commerce market and the ability to attract and retain qualified contractors for the delivery network.


OPERATING INCOME

       Operating income for the third quarter and nine-month period reflects higher operating costs, due primarily to investment in capacity expansion and technology. In the third quarter, FedEx Ground incurred approximately $5 million in costs associated with the roll-out of home delivery service. The effects of these higher costs were partially mitigated by improved yield and effective cost controls. Depreciation expense increased 20% for the third quarter and 18% for the year-to-date period as new terminal facilities were opened late in 1999 and throughout the first half of 2000.

Other operations

         Other operations include Viking Freight, Inc. ("Viking"), a regional less than truckload freight carrier operating in the western United States; FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical shipment carrier; FedEx Global Logistics, Inc. ("FedEx Logistics"), a contract logistics provider; FedEx Trade Networks, Inc. ("FTN"), a trade services provider which was formed in February 2000; and certain unallocated corporate items. On February 29, 2000, Tower Group International ("Tower"), a leader in the business of international transportation logistics and trade information technology, was acquired and became a subsidiary of FTN.

       Revenue and operating income from other operations increased 29% and 245% for the third quarter and 24% and 57% year to date compared to the prior year periods. The increase in revenue is due to substantially higher revenues at FedEx Custom Critical and FedEx Logistics, combined with double-digit revenue growth at Viking. The increase in operating income is due to strong earnings at FedEx Custom Critical and Viking. Excluding a favorable adjustment of approximately $10 million related to estimated future lease costs, operating margins at Viking were 6.2% and 9.0% for the third quarter and year-to-date periods.

FINANCIAL CONDITION


Liquidity

       Cash and cash equivalents totaled $129 million at February 29, 2000, compared to $325 million at May 31, 1999. Cash flows from operating activities for the nine-month period ended February 29, 2000 totaled $876 million, compared to $1.039 billion for the prior year period. The Company currently has a $1 billion revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of February 29, 2000, approximately $255 million of the credit facility remains available. For more information regarding the credit facility, see Note 5 in the Notes to Condensed Consolidated Financial Statements.

       On September 10, 1999, the Company acquired the assets of GeoLogistics Air Services, Inc. (currently operating under the name Caribbean Transportation Services, Inc.) for approximately $116 million in cash. On February 29, 2000, the Company acquired the common stock of Tower for approximately $140 million in cash. These purchases were funded from operations and borrowings under the Company's commercial paper program.

       On September 27, 1999, the Company's Board of Directors approved a plan that authorizes the purchase of up to 15 million, or approximately 5%, of the Company's outstanding shares of common stock. Through February 29, 2000, the Company had acquired 12,000,000 shares under the plan at an average cost of $40.08 per share and reissued 449,123 shares to fund employee benefits. The purchase of these treasury shares was funded principally through the issuance of commercial paper. Shares held in treasury will be used for general corporate purposes.

       On January 25, 2000, FedEx Express gave notice to call $100 million of 9.63% unsecured sinking fund debentures. The bonds, which were originally due through 2020, were redeemed on March 1, 2000. The bond redemption was financed with short-term borrowings.

       Management believes that cash flow from operations, the Company's commercial paper program and revolving bank credit facility will adequately meet the Company's working capital and stock repurchase program needs for the foreseeable future.

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

     Capital expenditures for the first nine months of 2000 totaled $1.228 billion and included aircraft, aircraft modifications, vehicles and ground support equipment, customer automation and computer equipment and facilities. In 1999 expenditures primarily included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. As a result of lower than expected U.S. domestic volume growth at FedEx Express, the Company has reduced planned capital expenditures for 2000 by approximately $180 million; however, the Company plans to continue to make strategic capital investments in support of its long-term growth goals. For information on the Company's purchase commitments, see Note 8 of Notes to Condensed Consolidated Financial Statements.

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


YEAR 2000 COMPLIANCE


       The Company's operating subsidiaries rely heavily on sophisticated information technology for their business operations. The Company's Year 2000 ("Y2K") computer compliance issues were, therefore, broad and complex. The FedEx Express Y2K Project Office, which was established in 1996, coordinated and supported FedEx Express's continuing Y2K compliance effort.

       Nothing has come to the Company's attention which would cause it to believe that its Y2K compliance effort was not successful. While the Company will continue to monitor for Y2K-related problems, to date no significant Y2K issues have been encountered. Contingency plans for FedEx Express and the Company's other operating subsidiaries, including those covering vendor and supplier issues, continue to be in place to minimize Y2K-related risks, if any, including those that vendors and suppliers might pose if they are behind in their own Y2K efforts.

       Since 1996, the Company has incurred approximately $114 million on Y2K compliance ($21 million in the first nine months of 2000), which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning and related costs. The Company does not expect to incur any material additional Y2K-related costs. The Company classified costs as Y2K for reporting purposes if they remedied only Y2K risks or resulted in the formulation of contingency plans and would otherwise have been unnecessary in the normal course of business.

       The Company's Y2K compliance effort was funded entirely by internal cash flows. For 2000, Y2K expenditures are expected to be less than 10% of the Company's total Information Technology expense budget. Although there were opportunity costs to the Company's Y2K compliance effort, management believes that no significant information technology projects were deferred due to this work.


                                      * * *


CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS RELATING TO MANAGEMENT'S VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EXPERIENCE OR FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC AND COMPETITIVE CONDITIONS IN THE MARKETS WHERE THE COMPANY OPERATES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit
Number   Description of Exhibit
-------  ----------------------
3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended.

12.1     Computation of Ratio of Earnings to Fixed Charges.

15.1     Letter re Unaudited Interim Financial Statements.

27       Financial Data Schedule (electronic filing only).


(b) Reports on Form 8-K.

       During the quarter ended February 29, 2000, the Registrant filed one Current Report on Form 8-K dated January 19, 2000. The report was filed under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, and contained a press release announcing FedEx Corporation's strategic initiatives designed to strengthen its competitive position and to offer new and more robust solutions for customers worldwide.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FEDEX CORPORATION
                                     (Registrant)



Date:    April 12, 2000            /S/ JAMES S. HUDSON
                                   ---------------------------------------
                                   JAMES S. HUDSON
                                   CORPORATE VICE PRESIDENT
                                   STRATEGIC FINANCIAL PLANNING & CONTROL
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
-------          ---------------------------------------------------------
3.1              Amended and Restated Certificate of Incorporation of the
                 Registrant, as amended.

12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).