Form 10-K405
period 2000-05-31
FEDEX CORP
filed 2000-08-02
CIK 1048911

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

                         COMMISSION FILE NUMBER 1-15829

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 818-7200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.10 per share          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of July 26, 2000, 284,886,605 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of such stock on the New York Stock Exchange) was approximately $10.3 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Stockholders to be held on September 25, 2000 are incorporated by reference in response to
Part III of this Report.

------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                        PAGE
                                     PART I
ITEM 1.         Business                                                                  4
ITEM 2.         Properties                                                               23
ITEM 3.         Legal Proceedings                                                        27
ITEM 4.         Submission of Matters to a Vote of Security Holders                      28

                Executive Officers of the Registrant                                     28


                                     PART II

ITEM 5.         Market Price for the Registrant's Common Equity
                  and Related Stockholder Matters                                        31
ITEM 6.         Selected Financial Data                                                  32

ITEM 7.         Management's Discussion and Analysis
                  of Results of Operations and Financial Condition                       33
ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk               44

ITEM 8.         Financial Statements and Supplementary Data                              45
ITEM 9.         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                46


                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant                       46
ITEM 11.        Executive Compensation                                                   46

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management           46
ITEM 13.        Certain Relationships and Related Transactions                           46

                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K          47


                              FINANCIAL STATEMENTS

Report of Independent Public Accountants                                                 F-1
Consolidated Balance Sheets - May 31, 2000 and 1999                                      F-2
Consolidated Statements of Income - Years ended May 31, 2000, 1999 and 1998              F-4
Consolidated Statements of Changes in Stockholders' Investment and
     Comprehensive Income - Years ended May 31, 2000, 1999 and 1998                      F-5
Consolidated Statements of Cash Flows - Years ended May 31, 2000, 1999 and 1998          F-6
Notes to Consolidated Financial Statements                                               F-7

                          FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants on Financial Statement Schedule                 S-1
Schedule II - Valuation and Qualifying Accounts                                          S-2

Exhibit Index                                                                            E-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     FedEx Corporation ("FedEx") is a leading global provider of transportation, e-commerce and supply chain management services. Services offered by FedEx companies include worldwide express delivery, ground small-parcel delivery, less-than-truckload freight delivery, global logistics, supply chain management and customs brokerage, as well as trade facilitation and electronic commerce solutions. FedEx offers its integrated business solutions through a portfolio of operating companies, including

- FEDERAL EXPRESS CORPORATION ("FedEx Express"). FedEx Express is our largest subsidiary and is the world leader in global express distribution, offering time-certain delivery within 24 to 48 hours among markets that comprise more than 90% of the world's gross domestic product.

- FEDEX GROUND PACKAGE SYSTEM, INC. ("FedEx Ground"). Formerly known as RPS, FedEx Ground is North America's second largest provider of business-to-business money-back guaranteed ground package delivery. FedEx Ground also provides money-back guaranteed, low-cost residential deliveries to many major U.S. markets through its new FedEx Home Delivery service.

- FEDEX GLOBAL LOGISTICS, INC. ("FedEx Logistics"). FedEx Logistics offers complete supply chain solutions by combining worldwide transportation, information and physical logistics services.

- FEDEX CUSTOM CRITICAL, INC. ("FedEx Custom Critical"). Formerly known as Roberts Express, FedEx Custom Critical is the world's leading surface-expedited carrier for time-critical shipments and those requiring special handling.

- FEDEX TRADE NETWORKS, INC. ("FedEx Trade Networks"). FedEx Trade Networks provides customs brokerage and trade facilitation solutions, principally through its Tower Group International, Inc. subsidiary ("Tower").

- VIKING FREIGHT, INC. ("Viking"). Viking is a less-than-truckload freight carrier operating principally in the western United States.

     FedEx was incorporated in Delaware on October 2, 1997 to serve as the holding company parent of FedEx Express and each of our other operating companies. Through our holding company, along with our FedEx Corporate Services, Inc. subsidiary ("FedEx Services"), we are able to provide strategic direction to, and coordination of, the FedEx portfolio of companies. We recently formed FedEx Services, principally to combine the sales, marketing and technology groups of FedEx, FedEx Express and FedEx Ground, allowing us to provide our customers with a single point of contact in these areas for easy access to our broad portfolio of services. We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our services, are functions that are best coordinated across subsidiary lines. Through the use of our advanced information systems which connect the FedEx companies, we make it easy and convenient for our customers to use the full range of FedEx services.

     We believe that seamless information integration is critical in order to obtain business synergies from multiple operating units. For example, we have redesigned our Web site, www.fedex.com, as a single point of contact for our customers to access FedEx Express and FedEx Ground package tracking, customer service and invoicing information. In addition, we have combined FedEx Express and FedEx Ground domestic shipping functionality on our FedEx PowerShipMC proprietary computer system. This permits customers to use the dedicateD computer installed in their offices and, with a few keystrokes, switch between FedEx Express and FedEx Ground domestic shipping services. Our commitment to provide customers with fully integrated shipping solutions is reflected in the new strategic initiatives we announced in January 2000. As described below, these initiatives are intended to, among other things, provide a convenient single point of access to our customers for their shipping needs.

     We manage our business as a portfolio. As a result, decisions on capital investment, expansion of delivery and information technology networks, and service additions or enhancements are based on achieving the highest overall long-term return on capital. For each one of the FedEx companies, we focus on making appropriate investments in the technology and transportation assets necessary to optimize our earnings performance and cash flow.

     For financial information concerning FedEx's business segments, refer to
Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.

     Except as otherwise indicated, references to years means the fiscal year of FedEx ended May 31 of the year referenced.

STRATEGIC INITIATIVES

       On January 19, 2000, we announced three important strategic initiatives designed to strengthen our competitive position and to offer new and more robust solutions for customers worldwide:

- A new branding strategy to extend the FedEx brand name to most of our subsidiaries and to the holding company.

- Organizational changes planned to take effect over the first half of calendar 2000, designed to provide a convenient single point of access to customers for sales, customer service, billing and automation systems.

- An innovative expansion of FedEx Ground service to the low-cost residential delivery market, FedEx Home Delivery, began rolling out to many major U.S. markets in March 2000.

     Our strategy is to leverage and extend one of our greatest assets, the FedEx brand, and to provide our customers with an integrated set of business solutions. Our customers increasingly want a single solution that can meet all of their global transportation needs. Our goal is to provide them convenient access to our powerful collection of express, ground, logistics, supply chain and trade facilitation solutions.

     THE FEDEX BRAND

     Immediately following our January 19th announcement, the parent company, formerly FDX Corporation, was renamed FedEx Corporation. Substantially all of our global subsidiaries now operate under the highly-recognized and trusted FedEx brand name.

- Federal Express, the worldwide leader in express transportation, retained its name but modified its logo to FedEx Express.

- RPS, which specializes in small-package, business-to-business ground delivery, was renamed FedEx Ground. FedEx Home Delivery, the new residential delivery service, is provided through FedEx Ground.

- Roberts Express, the leader in the expedited, time-critical delivery sector, was renamed FedEx Custom Critical.

-    FDX Logistics was renamed FedEx Logistics.

     We will continue to meet the needs of customers requiring distinct regional services through Viking, the leading less-than-truckload carrier in the western U.S., Tower, an international logistics and trade information technology company, and Caribbean Transportation Services, an airfreight forwarder. These companies remain part of FedEx but retain their individual brand names, as they are well known and respected in the regional markets where they operate.

     FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool. While FedEx Ground and FedEx Custom Critical have established excellent reputations in their market segments, we believe that bringing them under the FedEx brand umbrella will accelerate their prospects for growth. For example, research indicates that many customers are not as familiar with the service reliability levels at RPS as they are with the FedEx reputation for reliability. We believe that branding those RPS services with the FedEx name will increase customer awareness for FedEx Ground and generate additional business.

     ORGANIZATIONAL CHANGES

     While each of our subsidiaries will continue to operate independently, completely focused on the distinct needs of various market segments, we now provide a single point of access for many customer support functions, such as customer service, sales and automation. Our sales and marketing organizations have been combined under FedEx Services to more effectively sell the entire portfolio of express, ground and e-commerce services. FedEx Services sells and markets the full portfolio of services offered by our principal subsidiaries and provides customer-facing solutions that meet customer needs. FedEx Services also includes substantially all of the information technology groups from FedEx, FedEx Express and FedEx Ground. The majority of our e-commerce groups are also part of FedEx Services. By forming a new subsidiary responsible for sales, marketing, electronic commerce and customer automation systems, we can fully integrate those vital activities to make our services more convenient and consistent. We now speak to the customer with one voice, and provide them with a single access point to our services while allowing the operating companies to execute the delivery of their services at the lowest cost with the highest level of service.

     These strategic actions are designed to fulfill our two-fold business philosophy - to operate independently yet compete collectively. We strongly believe that the optimal way to serve very distinct market segments, such as express and ground, is to operate highly efficient, independent networks with different facilities, different cut-off times and different delivery commitments. Our collective approach also allows customers to select the right network, for the right place, at the right price through a single point of access.

     Each subsidiary generally serves a separate and distinct sector of the market. Everything about the companies - the operations, the cost structure, the policies and the culture - has been designed to serve the unique customer needs of a particular market segment successfully. Each of the companies is a service leader for its market segment. We believe combining the operations would lower the superior service levels we are now able to provide. At the same time, while we operate separately, we compete collectively by combining the functions that are related to customer communication and information. That is where our customers want a single, consistent, convenient point of access.

     In the United States, one of the primary tactics used by our competitors is to bundle their ground and express services at one packaged price. An estimated 1.7 million businesses ship both express and ground packages, accounting for nearly 14 million shipments every day. These "multi-mode" shippers need one convenient bundled solution, which is why our integrated sales force has been trained to cross-sell both FedEx Express and FedEx Ground services. These changes are simply a response to customer preferences and should strengthen our competitive position in the marketplace.

     FEDEX HOME DELIVERY

     In March 2000, FedEx Ground began providing FedEx Home Delivery to approximately 50% of the U.S. population. This delivery-only service is dedicated to the needs of businesses specializing in the business-to-consumer marketplace by providing unique and compelling low-cost service offerings. This new neighborhood-friendly service is designed to fit the way we live, work and shop today. With this new service, we provide a money-back guaranteed, low-cost solution to the rapidly increasing number of businesses who ship large volumes to residential customers. These customers, in general, want more economical and convenient home delivery options. Features of this service include:

- CONVENIENT AND CUSTOMIZED -- FedEx Home Delivery provides customized delivery options, including delivery by appointment day or evening, with a money-back guarantee.

- UNIQUE AND EFFICIENT -- FedEx Home Delivery takes advantage of the FedEx Ground operational network for pickup and package sorting to maintain a low cost structure.

- DEDICATED TO DELIVERIES -- FedEx Home Delivery is different from the competition because it is dedicated to the delivery side of the equation. Hence, it is able to focus on meeting the distinct customer interface requirements of residential customers.

- A SUPERIOR E-COMMERCE SOLUTION -- This service complements FedEx Ground's leadership position in the business-to-business e-commerce market - by far the largest and fastest growing segment of e-commerce. FedEx Home Delivery gives "e-tailers" an option that combines reliability with cost-effective ground transportation.

     For more information regarding FedEx Home Delivery see "FedEx Ground -- FedEx Home Delivery" elsewhere herein.

FEDEX STRATEGY

     Our strategy is to have focused operating companies that excel in each segment of the transportation and logistics marketplace, from price-sensitive to service-sensitive, and to create synergies across companies through coordinated sales and marketing programs enhanced by state-of-the-art information technology. We believe that operating independent transportation networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each of our businesses. All of the FedEx subsidiaries are free to focus exclusively on the market sectors in which they have the most expertise.

    We believe that our strategy is proving successful at producing higher levels of service quality. In June 2000, two FedEx subsidiaries, FedEx Express and FedEx Ground were named "Carriers of the Year" by Wal-Mart Stores, Inc., the nation's leading discount retailer. FedEx Express and FedEx Ground were honored by Wal-Mart for the second year in a row for exceptional performance in transportation services in their respective categories, express and ground small package delivery. Wal-Mart's "Carrier of the Year" is determined by a transportation services provider's ability to meet the following rigorous criteria: technology, percentage of accepted and rejected deliveries, on-time pick-up and delivery, customer service, capacity, quality assurance, ease-of-doing business and long-term commitment.

    Our strategy is also producing improved financial results. For the second year in a row, we experienced record revenues and earnings per share. During 2000, revenue rose 9% to $18.3 billion, net income increased 9% to $688 million and earnings per share rose 10% to $2.32.

    While our subsidiaries operate independently, they compete collectively. Because they compete collectively, FedEx has the flexibility to rapidly tailor customized delivery and logistics solutions for its customers. As an example, in June 2000 Amazon.com and FedEx teamed up to deliver the highly anticipated fourth Harry Potter book on the first day that the book became available to the public. The arrangement, which we believe is the largest distribution event to date of any single item in e-commerce, used both FedEx Home Delivery and FedEx Express services to provide special Saturday door-to-door delivery for a quarter-million orders placed at the Amazon.com website. To deliver the books, we mobilized more than 9,000 delivery personnel and vehicles from more than 700 stations covering the continental U.S. and about 100 regularly scheduled FedEx Express flights.

    Our strategy allows us to capitalize on four trends shaping the emerging "Network Economy":

     GLOBAL SOURCING AND SELLING

     As the world's economy becomes more fully integrated, and as barriers and borders to trade continue to decrease, companies are sourcing and selling globally. For example, businesses can obtain components from Southeast Asia, assemble them in Europe and sell them in the United States. This, in turn, has opened multiple legs of transportation on both the in-bound "sourcing" side as well as the out-bound "selling" side. With customers in 210 countries, we are a major facilitator in this supply chain because of our global reach, delivery services and information capabilities. During 2000, our global express network delivered very strong growth, particularly in Asia and Europe. Revenue from our FedEx Express international business grew 18% during 2000, including over 20% in the fourth quarter.

     RAPID GROWTH OF HIGH-TECH AND HIGH-VALUE-ADDED BUSINESSES

    We believe that the high-tech and high-value-added goods sector will continue to experience strong growth as a percentage of total economic activity. Information technology alone contributes significantly to real economic growth in the United States and overseas. The high-value-added sector, however, is broader, including pharmaceuticals, automotive, electronics, aviation and other goods with high value per pound.

     ACCELERATION OF THE SUPPLY CHAIN

    The third major trend affecting the "Network Economy" is the increase of fast-cycle logistics. Companies of varying sizes, particularly in industries experiencing rapid obsolescence, are increasing productivity, efficiency and profitability through sharply increased supply chain velocity. A supply chain is the series of transportation and information exchanges required to convert raw materials into finished, delivered goods. Managing inventory at rest is unprofitable. Warehouses, for example, are expensive ways to ensure the availability of goods. We believe in substituting real-time information to manage inventory in motion, thereby enabling customers to reduce overhead and obsolescence, while speeding time-to-market.

    FedEx Logistics allows us to take advantage of the move toward faster, more efficient supply chains. We believe that the future of logistics will not be in brick-and-mortar warehouses, but in providing information-intensive services that increase the value, visibility and velocity of the goods in customers' supply chains.

    RAPID GROWTH OF E-COMMERCE

     While there has been significant press recently about the expected growth of consumer purchases over the Internet, the business-to-business e-commerce marketplace is substantially larger than the business-to-consumer e-commerce marketplace. Business-to-business e-commerce is estimated to exceed the $2.7 trillion sales mark in 2004. Computers and electronics, already two of FedEx's largest customer segments, currently account for almost half of this category, and supply chains are increasingly moving online. While FedEx expects business-to-business e-commerce to remain the largest e-commerce segment, FedEx is also leveraging the strength of the FedEx portfolio in the business-to-consumer market. In March 2000, we began our new FedEx Home Delivery service through FedEx Ground. This new service provides a money-back guaranteed, low-cost solution to the rapidly increasing number of businesses, including e-tailers, who ship large volumes to residential customers.

    The following describes in more detail the business of each of our six principal operating companies:

FEDEX EXPRESS

     INTRODUCTION

     FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of documents, packages and freight to 210 countries. FedEx Express offers time-certain delivery in 24 to 48 hours to markets that generate 90% of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express's extensive air route authorities and transportation infrastructure, combined with its use of leading-edge information technologies, make FedEx Express the world's largest express-distribution company, providing fast, reliable service for over 3.3 million shipments each business day. FedEx Express employs more than 149,000 employees and has more than 46,000 drop-off locations, 663 aircraft and 49,000 vehicles in its integrated global network.

     DELIVERY SERVICES

     DOMESTIC

     FedEx Express offers three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. Overnight document and package service extends to virtually the entire United States population. FedEx SameDay service is for urgent shipments up to 70 pounds to virtually any U.S. destination. Packages and documents are either picked up from shippers by FedEx Express couriers or are dropped off by shippers at FedEx Express sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites or FedEx Authorized ShipCenters strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments: FedEx 2Day and FedEx Express Saver.

     U.S. overnight and second-day services are backed by money-back guarantees and are primarily used by customers for shipment of time-sensitive documents and goods, including high-value machines and machine parts, computer parts, software and consumer items. FedEx Express handles virtually every shipment from origin to destination.

     FedEx Express also offers express freight services to handle the needs of the time-definite freight market, which is growing at almost twice the rate of the non-time-definite market. FedEx Express offers customers the option of one, two or three business day service backed by two money-back guarantees. Shipments must be 151 lbs. - 2,200 lbs., and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1Day-SM- Freight offers 10:30 a.m. delivery, next-business-day in many areas of the continental United States, including Alaska. FedEx 2Day Freight offers noon delivery in 2 business days in all 50 states. No advance booking is required. FedEx 3Day-SM- Freight offers 3:00 p.m. delivery within 3 business days in every state except Alaska and Hawaii. No advance booking is required.

     INTERNATIONAL

     FedEx Express offers various international package and document delivery services and international freight services to 210 countries. These services include: FedEx-Registered Tradmark- International Next Flight, FedEx International First-Registered Tradmark-, FedEx International Priority ("IP"), FedEx International Economy, FedEx International Priority DirectDistribution-SM-, FedEx International Priority Plus, FedEx International MailService, FedEx International Priority Freight, FedEx International Economy Freight, FedEx InternationaL Express Freight, FedEx International Airport-to-Airport-SM-, and the FedEx Expressclear-SM-Electronic Customs Clearance and FedEx International Broker Select service feature options.

     FedEx Express offers next business day 10:30 a.m. express cargo service from Asia to the United States. FedEx has a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cuts transit times across the Pacific in half for FedEx Express customers -- from 48 to 24 hours -- who ship from Asia to North America. The FedEx Express IP service is backed by FedEx Express's money-back guarantee. The flight schedule also enables FedEx Express to offer its Asian customers later pickup times for connections through FedEx Express's AsiaOne hub in Subic Bay, the Philippines, to 13 major Asian markets.

     International freight and express delivery markets, particularly outbound from Asia, are growing rapidly. FedEx Express offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. In June 2000, FedEx Express announced the expansion of its international freight service to provide more delivery options to more countries. Three new FedEx International Priority Freight delivery options were made available for U.S. outbound and inbound shipments beginning July 1: Door to Airport (DTA), Airport to Airport (ATA) and Airport to Door (ATD). These options were in addition to the existing Door to Door (DTD) service. FedEx International Priority Freight and FedEx International Economy Freight now provide service to five and ten more countries, respectively. FedEx Express's enhanced international freight services may now be used by customers to combine pick-up, linehaul and four delivery options to meet their daily business needs.

     In order to capitalize on the rapid traffic growth in Europe and Asia, FedEx Express announced in June 2000 a significant strengthening of its global network, with new connections in Europe, Asia, the Middle East and India. As a result of the network reconfiguration, FedEx Express offers reduced transit times, later customer pick-ups and earlier deliveries in key global markets. FedEx Express customers in India are able to get their products to the East Coast of the U.S. a full business day faster as a result of the new flights. Companies in southeast Asia doing business in Europe are now able to take orders from their customers two to three hours later in the evening, thanks to later cut off times for FedEx Express pick-ups.

     In June 1999, the U.S. Department of Transportation ("DOT") announced a new protocol with the Chinese government permitting FedEx Express to expand its existing service to China. FedEx Express is currently the only U.S. all-cargo airline with route authority to serve China, with 10 weekly flights.

     FedEx Express is ISO 9001 certified for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. These quality standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO standards.

     Detailed information about all of FedEx Express's delivery services can be found on the FedEx Web site at www.fedex.com. The information on our Web site, however, does not form part of this Report.

     E-COMMERCE SERVICES

     We have played a significant role in three business revolutions that have influenced the emergence of what is now known as e-commerce. First came the express revolution. We anticipated the "just-in-time future," which led to the creation of FedEx and the first integrated air/ground express transportation network in 1973.

     Second came the automation revolution. We have been the leader in customer automation since 1985, when FedEx Express launched the first PC-based automated shipping system, named FedEx PowerShip-Registered Tradmark-. In 1993, FedEx Ground launched MultiShip-Registered Tradmark-, the first carrier-supplied customer automation system to process packages shipped by other transportation providers. In 1994, the FedEx Web site, fedex.com, became the first Web site to offer online package tracking. Two years later, in 1996, FedEx Express launched FedEx interNetShip-Registered Tradmark-, the first shipping application for express packages on the Internet. Customers could now prepare paperwork using formatted screens, print the label on any laser printer, and electronically request a courier to pick up the package.

     The third revolution, the integration revolution, is now underway. We are empowering businesses with integrated eBusiness and complete supply chain solutions. Many of our newest eBusiness solutions are directed toward the rapidly growing small and medium-sized business ("SMB") market. In June 2000, we announced an alliance with Orbit Commerce, Inc., a leading eBusiness services platform provider, resulting in the introduction of FedEx eCommerce Builder on our Web site. This solution provides SMB's with the ability to build and manage an online store. FedEx eCommerce Builder integrates the core business processes necessary for SMB's to sell online, including FedEx shipping and tracking.

     We have a comprehensive Internet strategy, driven by our desire for customer convenience. The focal point of our Internet strategy is our fedex.com Web site, through which our customers accomplish all of the tasks they could otherwise accomplish with us by phone or in person. In addition, we design our e-commerce tools and solutions so that they are easily integrated into our customers' applications, as well as into third-party software being developed by the leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important given the growing customer trend toward multi-carrier shipping platforms.

     Reflecting our emphasis on e-commerce and information technology, we have had a lineage of distinguished Chief Information Officers, including James L. Barksdale, who went on to serve as the President and Chief Executive Officer of Netscape Communications Corporation, Dennis H. Jones, named by NETWORK WORLD as "One of the 25 Most Powerful People in Networking" and by PC WEEK as "One of the Top 10 Toughest CIOs," and current CIO Robert B. Carter, named as INFOWORLD'S first-ever "Chief Technology Officer of the Year."

     E-SHIPPING TOOLS AND SOLUTIONS

     We offer e-shipping tools and solutions which give our customers the power to ship, track and report from their desktops, allowing them to reduce the time spent preparing shipments and increase efficiency and customer service levels. These e-shipping tools can also allow customers to centralize their shipping with back-office solutions. The following e-shipping tools and solutions are offered by FedEx Express and FedEx Ground:

- FedEx interNetship-Registered Tradmark- - through this Web-based shipping application, customers can prepare FedEx Express shipping labels and arrange for pickup or drop-off. Customers can also cancel shipments, track packages and perform certain other applications for FedEx Express and FedEx Ground.

- FedEx Ship-Registered Tradmark- - this software, available to customers who have a computer, modem and laser printer, delivers point-and-click addressing, label printing, package tracking and easy preparation of shipping labels.

- FedEx Tracking-Registered Tradmark- - allows customers to track both FedEx Express and FedEx Ground packages at one time through the FedEx Web site.

- Drop-off Locator - allows customers to easily find and view maps of FedEx drop-off locations through the FedEx Web site. Searches can be conducted by address, city, state or zip code to find one of over 45,000 full-service and self-service locations worldwide.

- Rate Finder - allows customers to determine the cost of shipping packages from the U. S. to virtually anywhere in the world through the FedEx Web site.

     FedEx also offers the following hardware-based e-shipping tools, designed to provide customers with centralized control over their shipping process and to help them better manage shipping, billing and reporting:

- FedEx PowerShipMC-Registered Tradmark- - this stand-alone hardware system provides customers with the ability to utilize a single system for use with FedEx Express, FedEx Ground and other carriers. Customers can use this system to ship with the carrier of their choice and benefit from increased operational efficiency, decreased employee training time, enhanced access to information and better utilization of space.

- FedEx PowerShip-Registered Tradmark- - this stand-alone hardware system provides customers with a full range of shipping functions, enabling customers to handle large volumes and to automate their entire shipping process. FedEx PowerShip-Registered Tradmark- provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports.

- FedEx ShipAPI-TM- - allows customers to seamlessly integrate FedEx Express services by downloading software from the Internet, which will allow them to connect directly with FedEx Express when placing shipping orders and scheduling pickup requests.

- FedEx DirectLink-TM- - this software allows customers to electronically receive, manage and remit FedEx Express invoicing data.

- FedEx NetReturn-Registered Tradmark- - uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.

- FedEx EDI Electronic Invoice and Remittance - integrates with customers' accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

     PRICING

     FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2000, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether or not the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are generally determined by reference to several local and national revenue bands developed by FedEx Express.

     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was further increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible.

     SERVICE REVENUES

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ended May 31 (amounts in thousands):


                                                            2000                  1999                 1998
                                                            ----                  ----                 ----
Package:
      U.S. overnight                                    $ 7,537,844           $ 7,185,462         $ 6,810,211
      U.S. deferred                                       2,428,002             2,271,151           2,179,188
      International Priority                              3,551,593             3,018,828           2,731,140
Freight:
      U.S.                                                  566,259               439,855             337,098
      International                                         492,280               530,759             597,861
Other*                                                      492,360               533,222             599,343
                                                        -----------           -----------         -----------
      Total                                             $15,068,338           $13,979,277         $13,254,841
                                                        ===========           ===========         ===========

-------------------------
     *Includes revenues from sales of aircraft engine noise reduction kits, revenues generated by the specialized services summarized above under "E-Commerce Services," Canadian domestic revenue and charter services.

     OPERATIONS

     FedEx Express's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 663 aircraft, approximately 49,000 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and ShipCenters and sophisticated package tracking, billing and communications systems.

     FedEx Express's primary sorting facility, the SuperHub located in Memphis, serves as the center of FedEx Express's multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, the Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas.

    Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, FedEx Express operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. FedEx Express has also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes FedEx Express's direct presence less economical, Global Service Participants ("GSPs") have been selected to complete deliveries and to pick up packages.

     FedEx Express has an advanced package tracking and billing system, FedEx COSMOS-Registered Tradmark-, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx Express's system. For international shipments, FedEx Express has developed FedEx Expressclear-SM-, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

     FUEL SUPPLIES AND COSTS

     During 2000, FedEx Express purchased aviation fuel from various suppliers under contracts which vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

     As a result of rising fuel prices during 2000, we entered into jet fuel hedging contracts during the second half of 2000 that are designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, we make (or receive) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, we received approximately $18 million in 2000. As of May 31, 2000, we had entered into jet fuel hedging contracts for approximately one-third of FedEx Express's estimated requirements for jet fuel in 2001. The timing and magnitude of any additional contracts may vary due to availability and pricing. Notwithstanding our hedging activities, during 2000, fuel costs increased by $273 million due to higher fuel prices.

     The following table sets forth FedEx Express's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:


                                    TOTAL COST              PERCENTAGE OF TOTAL
           FISCAL YEAR            (IN THOUSANDS)             OPERATING EXPENSE
           -----------            --------------            -------------------
               2000                 $723,584                       5.1%
               1999                  467,598                       3.6
               1998                  570,959                       4.6
               1997                  557,533                       5.2
               1996                  461,401                       4.8

     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible. These fuel surcharges offset the increase in fuel expense during the fourth quarter of 2000.

     Approximately 15% of FedEx Express's requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express's requirement is satisfied by retail purchases with various discounts.

     Management believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for FedEx Express's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on FedEx Express.

     COMPETITION

     The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage and reliability. Competitors in these markets include other package delivery concerns, principally United Parcel Service, Inc. ("UPS"), Airborne Express, DHL Worldwide Express, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the United States Postal Service. FedEx Express's principal competitors in the international market are DHL Worldwide Express, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

     FedEx Express currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx Express to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of FedEx Express's competitors in the international market, however, are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

     EMPLOYEES

     FedEx Express is headquartered in Memphis, Tennessee. David J. Bronczek is the President and Chief Executive Officer of FedEx Express. As of May 31, 2000, FedEx Express employed approximately 96,000 permanent full-time and 53,000 permanent part-time employees, of which approximately 20% are employed in Memphis. Employees of FedEx Express's international branches and subsidiaries in the aggregate represent approximately 13% of all employees. FedEx Express believes its relationship with its employees is excellent.

     Since May 31, 1999, FedEx Express and the Fedex Pilots Association ("FPA") have been operating under a five-year collective bargaining agreement which provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues, and limits on types of trips scheduled during certain times of the day.

     Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although FedEx Express responds to these organization attempts, we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

FEDEX GROUND

     INTRODUCTION

     By focusing on business-to-business customers, maintaining a low cost structure and efficiently using information technology, FedEx Ground has become the second-largest ground small-package carrier in the United States. FedEx Ground serves customers in the small-package market in North America, focusing primarily on the business-to-business delivery of packages weighing up to 150 pounds. FedEx Ground provides ground service to 100% of the United States population and overnight service to approximately 80% of the United States population. Through its subsidiary, FedEx Ground Package System, Ltd., service is provided to 100% of the Canadian population. Additionally, FedEx Ground provides service to Mexico through an alliance with Estefeda Mexicana, S.A. de C.V. FedEx Ground also offers service offshore to Puerto Rico, Alaska and Hawaii via a ground/air network operation in cooperation with other transportation providers.

     In March 2000, FedEx Ground began providing FedEx Home Delivery to approximately 50% of the U.S. population. FedEx Home Delivery takes advantage of the FedEx Ground operational network for pickup and package sorting to maintain a low cost structure. FedEx Home Delivery is dedicated exclusively to the delivery side of the business. Hence, it focuses and excels on meeting the distinct customer interface requirements of residential customers.

     FedEx Ground provides other specialized transportation services to meet specific customer requirements in the small-package market. FedEx Ground conducts its operations primarily with 9,800 owner-operated vehicles and, in addition, owns over 10,800 trailers. Competition for high-volume, profitable business focuses largely on providing competitive pricing and dependable service. FedEx Ground provides a money-back guarantee on all business-to-business ground deliveries within the continental United States.

     FEDEX HOME DELIVERY

     FedEx Home Delivery was created to respond to business-to-consumer demand for a better ground delivery solution for the residential market. Recognizing the unique needs of this growing sector, which Forrester Research, Inc. projects will escalate from $39 billion in 2000 to $184 billion by 2004, FedEx Home Delivery introduced new ideas to business-to-consumer delivery to help retailers address mounting fulfillment challenges. This service expansion offers an economical and customized residential solution to fit the individual needs of customers. FedEx Home Delivery offers a suite of service options not offered by competitors, including extended evening delivery, Saturday delivery, and premium services, such as day-specific, signature and appointment delivery. FedEx Home Delivery brings an unmatched level of service to residential shippers and their customers and also offers the only money-back guarantee in the residential ground delivery market.

    In June 2000, due to the response of business-to-consumer shippers and their customers to the innovative service options FedEx Home Delivery brings to the residential market, FedEx Ground announced the accelerated expansion of the FedEx Home Delivery network. Through a two-phase expansion plan, which began in July 2000, FedEx Ground will open approximately 150 new FedEx Home Delivery terminals to increase the network's service coverage. FedEx Home Delivery expects to increase its reach from 50% to 70% of the U.S. population by March 31, 2001 and to approximately 80% of the U.S. population by September 2001. Full coverage of the U.S. population is expected to be achieved by September 2002, more than one year earlier than originally scheduled.

     OPERATIONS

     FedEx Ground utilizes advanced automatic sortation technology to streamline the handling of over 1.4 million daily packages. FedEx Ground also utilizes software systems and Internet-based applications to offer its customers new ways to connect internal package information with external delivery information. FedEx Ground provides multiple-carrier shipment tracing and proof-of-delivery signature functionality on the FedEx Web site (www.fedex.com). For additional information regarding FedEx Ground's e-shipping tools and solutions, see "FedEx Express - E-Commerce Services."

     Like FedEx Express, FedEx Ground utilizes a hub-and-spoke sorting and distribution system. Its 27 hubs are equipped with sophisticated package-sortation technology, with average processing speeds of 15,000 to 20,000 packages per hour. In January 1999, FedEx Ground announced its intention to boost its package-processing capacity by 50% through a three-year expansion program. Plans included the opening of three new state-of-the-art distribution hubs that will support key metropolitan markets in New York, Chicago and Los Angeles, as well as the relocation and expansion of more than 50 local terminals. The Chicago and Los Angeles area hubs opened in 2000, while the New York area hub is scheduled to open in August 2000. The New York area facility will be the largest in the FedEx Ground network. It will be 326,000 square feet in size and capable of processing 30,000 packages per hour - approximately double the processing capacity of the average FedEx Ground hub. FedEx Ground also expanded existing hubs in Toledo and Denver during 2000 and expects to complete expansion of its Sacramento hub in 2001. As of May 31, 2000, FedEx Ground operated 369 facilities in the U.S. and Canada.

     Using overhead laser scanners, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their destination terminals for local delivery. FedEx Ground is still the only ground carrier to operate a fully automated hub network for greater efficiency and package integrity.

     In order to provide the new FedEx Home Delivery service, FedEx Ground is leveraging its existing pickup operation and hub and linehaul network while initiating a separate delivery network comprised of distinct terminals and a separate team of independent contractors. As of May 31, 2000, FedEx Ground had opened 64 dedicated delivery terminals to support the FedEx Home Delivery service in 45 metropolitan areas. FedEx Ground plans to add more dedicated FedEx Home Delivery facilities over the next two years as part of an aggressive plan to rapidly expand its residential service area.

     FedEx Ground is headquartered in Pittsburgh, Pennsylvania. Daniel J. Sullivan is the President and Chief Executive Officer of FedEx Ground. FedEx Ground has approximately 35,000 employees and contractors in North America. FedEx Ground's primary competitors are UPS and the United States Postal Service.

FEDEX LOGISTICS

     FedEx Logistics serves as the holding company for FedEx Supply Chain Services, Inc. and Caribbean Transportation Services, Inc. FedEx Logistics specializes in transportation management, logistics and consulting services that, in keeping with the FedEx brand, are global, time-definite and information intensive. Joseph C. McCarty is the President and Chief Executive Officer of FedEx Logistics, which is based in Memphis, Tennessee.

     FEDEX SUPPLY CHAIN SERVICES

     FedEx Supply Chain Services is a contract logistics provider to targeted industries, with expertise across the entire supply chain, from inbound materials management through distribution to the final consumer. Services provided include global transportation management, dedicated transportation, warehouse operations and management, finished goods distribution, just-in-time logistics programs, customer order processing, returnable container management, freight bill payment and auditing and other management services outsourced by its customers.

     In May 2000, FedEx Supply Chain Services created a new division, FedEx eLogistics, to focus on providing businesses with end-to-end electronic commerce logistics solutions. FedEx eLogistics enables customers to lower fulfillment costs, decrease cycle time and improve returns management.

     An important element in FedEx Supply Chain Services' overall value to customers is improved information exchange. FedEx Supply Chain Services, transportation management programs use advanced electronic data interchanges to speed communications between customers and their suppliers. Faster communication translates into more cost-effective logistics and competitive advantages. FedEx Supply Chain Services manages over 100 major logistics contracts, 3 million shipments per year and over 6 million square feet of warehouse space.

     Gary D. Gilbert is the President and Chief Executive Officer of FedEx Supply Chain Services, which is based in Hudson, Ohio. FedEx Supply Chain Services' European headquarters is located in Leiden, the Netherlands and its Asian headquarters is located in Singapore. FedEx Supply Chain Services has approximately 2,900 employees. FedEx Supply Chain Services' primary competitors are contract logistics providers, including the logistics divisions of UPS, Ryder System, Inc. and CNF, Inc.

     CARIBBEAN TRANSPORTATION SERVICES

     Caribbean Transportation Services was acquired by FedEx Logistics in September 1999 and is a provider of airfreight forwarder services between the United States, Canada, Puerto Rico and the Dominican Republic, specializing in arranging the shipment of heavyweight and oversized cargo. Caribbean Transportation Services provides several delivery options for door-to-door or airport-to-airport airfreight forwarder services, principally to the medical, pharmaceutical and technology sectors. Richard A. Faieta is the President and Chief Executive Officer of Caribbean Transportation Services, which is headquartered in Greensboro, North Carolina. Caribbean Transportation Services has approximately 300 employees.

FEDEX CUSTOM CRITICAL

     FedEx Custom Critical is the world's largest surface-expedited carrier. FedEx Custom Critical offers one service: time-specific, non-stop, door-to-door delivery for critical shipments anytime, anywhere. Each shipper has exclusive vehicle usage, eliminating freight handling since operations are free from freight consolidation. A network of over 2,300 vehicles assures the customer of time-specific service anywhere within the United States and Canada, as well as within much of Europe, with pickup in less than 90 minutes within 25 miles of any of FedEx Custom Critical's 242 ExpressCenters. Customer Link, FedEx Custom Critical's integrated two-way satellite communications system, enables the customer to immediately trace his shipment to determine its status and to-the-minute delivery time.

     Service is available 24 hours a day, 365 days a year, including weekends and holidays, at no extra cost. If at any time during transport FedEx Custom Critical is more than 15 minutes late, both the shipper and the consignee are notified. If FedEx Custom Critical is more than two hours late on delivery, it will refund the customer 25% of the freight charges. If FedEx Custom Critical is more than four hours late on delivery, it will refund the customer 50% of the freight charges. In many cases, FedEx Custom Critical offers (with guaranteed delivery times) a faster and less expensive alternative to heavyweight airfreight. More than 96% of shipments are delivered to the customer within 15 minutes of FedEx Custom Critical's time-specific promise.

     FedEx Custom Critical's White Glove Services division specializes in the transport of high value products, medical and electronic equipment, tradeshow exhibits, temperature-sensitive commodities and high-security shipments. FedEx Custom Critical's CharterAir division provides expedited air solutions to meet customers' critical delivery times. Express, CharterAir and White Glove services are also available through FedEx Custom Critical Europe, which is based in Maastricht, the Netherlands. With continuous monitoring of shipments, two-way satellite communications and multilingual agents and drivers, FedEx Custom Critical Europe provides expedited services almost anywhere in Europe.

     FedEx Custom Critical is headquartered in Akron, Ohio. R. Bruce Simpson is the President of FedEx Custom Critical. FedEx Custom Critical has approximately 700 employees and 2,100 owner-operators. FedEx Custom Critical's primary competitors are ConWay NOW, Inc., CTX, Emery Expedite, Inc., Landstar Express America, Inc., TNT Expedite and Tri-State Expediting Service, Inc.

FEDEX TRADE NETWORKS

     FedEx Trade Networks, created to serve the needs of customers doing business globally, serves as the holding company for Tower Group International, Inc. ("Tower") and World Tariff, Limited ("Worldtariff"). Tower was acquired in February 2000 and is a significant part of our strategy to provide a full range of international trade services, including customs brokerage, trade consulting, e-clearance solutions and transportation and logistics services. Tower is an international logistics and trade information technology company with approximately 1,600 employees and 63 offices throughout North America. Tower also provides customs brokerage, warehousing, freight forwarding and national distribution, duty drawback, trade consulting, cargo insurance and trade-related seminars. Gerald P. Leary is the President and Chief Operating Officer of Tower, which is based in Buffalo, New York.

     Worldtariff was acquired in March 2000 and is a publisher of customs duty and tax information for customs areas worldwide. Worldtariff continuously collects data from the world's customs authorities, then simplifies, standardizes and translates it into English. Timely information from Worldtariff provides for logistics optimization and calculating the landed cost of international shipments. Scott D. Morse is the President and Publisher of Worldtariff, which is based in San Francisco, California.

     G. Edmond Clark is the President and Chief Executive Officer of FedEx Trade Networks, which is based in Memphis, Tennessee. FedEx Trade Network's primary competitors are U.S. based customs brokers and freight forwarders.

VIKING

     Viking specializes in one and two-day less-than-truckload ("LTL") service throughout the western United States. Service is also available to Alaska and Hawaii via purchased transportation with ocean freight companies. Viking's management focuses on achieving high levels of on-time delivery, easy-to-use information technology and responsive customer service. In addition to reliability and e-commerce services, Viking offers shippers value-added services such as cross-border service to Canada and Mexico.

     With next and second-business day regional freight service, plus direct ocean service to Alaska and Hawaii, Viking's 5,400 employees handle shipments through 50 service centers, achieving an award-winning on-time delivery performance exceeding that of most other LTL carriers. Consistent with its EZTDBW ("Easy To Do Business With") service philosophy, Viking has created two customer advisory boards -- one for corporate accounts, the other for smaller, regional shippers -- to better anticipate and meet customers' needs. Viking has enhanced its customer service and today responds to most inquiries within seconds. Viking's Web site (www.vikingfreight.com) lets customers conduct business electronically with convenience and confidence.

     In 2000, for the fifth time in the twelve-year history of the award, NASSTRAC named Viking its regional LTL carrier of the year. In addition, readers of LOGISTICS MANAGEMENT AND DISTRIBUTION magazine voted to award Viking the "QUEST FOR QUALITY AWARD FOR 1999," the eighth year Viking has received this award.

     Douglas G. Duncan is the President and Chief Executive Officer of Viking, which is headquartered in San Jose, California. Viking's primary regional competitors are ConWay Western Express, Inc., USF Bestway, Inc. and USF Reddaway Truck Line, Inc.

SEASONALITY OF BUSINESS

     FedEx Express's express package business and freight business are both seasonal in nature. Historically, the U.S. package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. The latter part of FedEx Express's third fiscal quarter and late summer, being post winter-holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

     The transportation and logistics industry is affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect tonnage, revenues and earnings. Normally, the fall of each year is the busiest shipping period for FedEx Ground and FedEx Custom Critical, while the latter part of December, January, June and July of each year are the slowest periods. For Viking, the fall of each year is the busiest shipping period and the latter part of December, January and February of each year are the slowest periods. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

REGULATION

     AIR. Under the Federal Aviation Act of 1958, as amended, both the DOT and the Federal Aviation Administration ("FAA") exercise regulatory authority over FedEx Express. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx Express's international authority permits it to carry cargo and mail from several points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner.

     The FAA's regulatory authority relates primarily to safety and operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an operating certificate granted by the FAA pursuant to Part 121 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.

     FedEx Express participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the Department of Defense may requisition for military use certain of FedEx Express's wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx Express is entitled to bid on peacetime military cargo charter business. FedEx Express, together with a consortium of other carriers, currently contracts with the United States Government for charter flights.

     GROUND. The ground transportation performed by FedEx Express is integral to its air transportation services. Prior to January 1996, FedEx Express conducted its interstate motor carrier operations pursuant to common and contract carrier authorities issued by the Interstate Commerce Commission ("ICC"). The ICC Termination Act of
1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the DOT.

     The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. FedEx Express is registered in those states that require registration.

    The operations of FedEx Ground, Viking and FedEx Custom Critical in interstate commerce are currently regulated by the DOT and the Federal Highway Administration, which retain limited oversight authority over motor carriers. Federal legislation has been enacted that preempted regulation by the states of rates and service in intrastate freight transportation.

     Like other interstate motor carriers, FedEx Express, FedEx Ground, Viking and FedEx Custom Critical are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

     COMMUNICATION. Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, FedEx Express is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses FedEx Express's activities pertaining to satellite communications.

     ENVIRONMENTAL. Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx Express's present aircraft fleet is in compliance with current noise standards of the Federal Aviation Regulations. FedEx Express's aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express's aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express's significant markets. Congress' passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express's international operations are also subject to noise regulations in certain of the countries in which it operates.

     FedEx Express, FedEx Ground, Viking and FedEx Custom Critical are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, these companies are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by them. Each company has environmental management programs to ensure compliance with these regulations.

      WORKPLACE. In November 1999, the U.S. Occupational Safety and
Health Administration, or OSHA, proposed regulations to mandate an ergonomics standard that could require many businesses, including FedEx's operating companies, to make significant changes in the workplace in order to reduce the incidence of musculoskeletal disorders such as lower back pain. The proposal does not specify which workplace changes would be required in order to comply with the proposed new regulations. We, our competitors and other affected parties have submitted comments to OSHA challenging the economic and technical feasibility of the proposed regulations. In July 2000, OSHA completed public hearings on the proposed regulations and is expected to release final rules later this year.

     If OSHA adopts the proposed regulations and applies them in the same way as it attempted unsuccessfully in the past to impose ergonomic measures under its general authority, we would be required to make extensive changes to the layout of our sorting facilities and hire a significant number of additional employees. We believe that the cost of compliance would be substantial and have a material adverse effect on our business. We expect that our competitors, along with the rest of American industry, would also incur substantial compliance costs.

     CUSTOMS. Through its FedEx Trade Networks subsidiary, FedEx provides customs brokerage and freight forwarding services. These activities are subject to regulation by the U.S. Customs Service (customs brokerage), the U.S. Federal Maritime Commission (ocean freight forwarding) and the U.S. Department of Transportation (airfreight forwarding). FedEx's offshore operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions.

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Report or in documents that we incorporate by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. Accordingly, a forward-looking statement is not a prediction of future events or circumstances and those future events or circumstances may not occur. A forward-looking statement is usually identified by our use of certain terminology, including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or "plans" or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to

- Economic conditions in the markets in which we operate, which can affect demand for our services.

- The costs and complexities associated with the integration of certain of our sales, marketing, customer service and information technology functions (see "Strategic Initiatives - Organizational Changes").

- Market acceptance of our new sales, marketing and branding strategies, as well as our new residential home delivery service (see "Strategic Initiatives - Organizational Changes").

- Competition from other providers of transportation and logistics services, including competitive responses to our new initiatives.

- Our ability to adapt to technological change and to compete with new or improved services offered by our competitors.

- Changes in customer demand patterns, including the impact of technology developments on demand for our services.

-    Increases in aviation and motor fuel prices.

- Our ability to match aircraft, vehicle and sort capacity with customer volume levels.

-    Work stoppages, strikes or slowdowns by our employees.

- Our ability, and that of our principal competitors, to obtain and maintain aviation rights in important international markets.

- Changes in government regulation, including the adoption by OSHA of its proposed ergonomics standard (see "Regulation").

-    Changes in weather.

-    Availability of financing on terms acceptable to us.

- Other uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

FEDEX

     FedEx does not own any material real properties. FedEx leases two facilities in the Memphis area for its corporate headquarters and administrative offices.

FEDEX EXPRESS

     FedEx Express's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

     AIRCRAFT AND VEHICLES

     FedEx Express's aircraft fleet at May 31, 2000 consisted of the following:


                                                                                  MAXIMUM GROSS
                                                                                STRUCTURAL PAYLOAD
DESCRIPTION                                    NUMBER (1)                    (POUNDS PER AIRCRAFT)(2)
-----------                                    ----------                    ------------------------
McDonnell Douglas MD11                             30                                195,000
McDonnell Douglas DC10-30                          22                                176,000
McDonnell Douglas DC10-10                          69                                139,000
Airbus A300-600                                    36                                116,000
Airbus A310-200                                    41                                 82,000
Boeing B727-200                                    95                                 60,000
Boeing B727-100                                    66                                 45,000
Fokker F27-500                                     24                                 13,500
Fokker F27-600                                      8                                 12,500
Shorts 3-60                                        11                                  8,300
Cessna 208B                                       251                                  3,400
Cessna 208                                         10                                  3,000
                                                   --
       Total                                      663

-------------------------
(1) Except as described in the following sentence, all of our aircraft are owned. The following aircraft are subject to operating leases: MD11 (29); DC10-30 (17); DC10-10 (4); A300 (36); A310 (16); B727-200 (13); B727-100
     (5); and Shorts 3-60 (11).

(2) Maximum gross structural payload includes revenue payload and container weight.

- The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

- The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express's cargo requirements.

- The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B727s.

-    The B727s are three-engine aircraft configured for cargo service.

- The Shorts 3-60 are turbo-prop aircraft leased by FedEx Express and then subleased to independent operators, who are contractually obligated to service selected FedEx Express routes in Europe.

- The Fokker F27 and Cessna 208 turbo-prop aircraft are owned by FedEx Express and leased to unaffiliated operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

     An inventory of spare engines and parts is maintained for each aircraft type.

     In addition, FedEx Express "wet leases" 45 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

     At May 31, 2000, FedEx Express operated worldwide approximately 49,000 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

     AIRCRAFT PURCHASE COMMITMENTS

     At May 31, 2000, FedEx Express was committed under various contracts to purchase 28 MD11s, 13 DC10s (in addition to those discussed below) and 75 Ayres ALM 200 aircraft to be delivered through 2007.

     FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which have been received as of May 31, 2000), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 11 additional DC10s, along with additional aircraft engines and equipment.

     In April 2000, put options were exercised by an airline requiring FedEx Express to purchase six DC10s (in addition to those discussed in the preceding paragraph) for a total purchase price of $26.4 million. Delivery of the aircraft is expected to be completed by April 2001.

         SORTING AND HANDLING FACILITIES

      At May 31, 2000, FedEx Express operated the following sorting and handling facilities:


                                                                  SORTING                                          LEASE
                                                  SQUARE          CAPACITY                                       EXPIRATION
           LOCATION              ACRES             FEET         (PER HOUR)(1)            LESSOR                    YEAR
           --------              -----           ---------      -------------            ------                 ----------
NATIONAL
--------

Memphis, Tennessee               479             3,074,440         465,000         Memphis-Shelby County          2012
                                                                                   Airport Authority


Indianapolis, Indiana            120               645,000         175,000         Indianapolis Airport           2016
                                                                                   Authority

REGIONAL
--------

Fort Worth, Texas                168               641,000          74,000         Fort Worth Alliance            2014
                                                                                   Airport Authority

Newark, New Jersey               56                554,000         142,000         Port Authority of New          2010
                                                                                   York and New Jersey

Oakland, California              66                320,000          47,500         City of Oakland                2011

METROPOLITAN
------------

Los Angeles, California          25                305,000          54,000         City of Los Angeles            2009

Chicago, Illinois                55                419,000          47,000         City of Chicago                2018

Anchorage, Alaska(2)             42                258,000          14,200         Alaska Department of           2013
                                                                                   Transportation and
                                                                                   Public Facilities
INTERNATIONAL
-------------

Subic Bay, Philippines(3)        18                316,000          16,000         Subic Bay Metropolitan         2007
                                                                                   Authority

Paris, France(4)                 87                861,000          48,000         Aeroports de Paris             2029

------------------------
(1)    Documents and packages
(2) Handles international express package and freight shipments to and from Asia, Europe and North America.
(3)    Handles intra-Asia express package and freight shipments.
(4) Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

     FedEx Express's facilities at the Memphis International Airport also include aircraft hangars, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the "Authority") under several leases. The leases cover land, the administrative and sorting buildings, other facilities, ramps and certain related equipment. FedEx Express has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and FedEx Express's rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

     In addition to the facilities noted above, FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. New, larger facilities were opened in 1998 at the new Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan and Dubai, United Arab Emirates. Construction on a 204,000 square foot facility to be located at Miami International Airport is expected to begin during 2001.

     ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     FedEx Express has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by FedEx Express. FedEx Express also leases approximately 90 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices. FedEx Express is building a headquarters office campus in East Shelby County, Tennessee. The headquarters campus, which will comprise nine separate buildings with more than 1.1 million square feet of space, is designed to consolidate many administrative and training functions currently spread throughout the Memphis metropolitan area. Beginning in July 2000, the office campus will bring together approximately 3,700 employees from more than 100 work groups.

     FedEx Express owns or leases 725 facilities for city station operations in the United States. In addition, 153 city stations are owned or leased throughout FedEx Express's international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. FedEx Express believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

     As of May 31, 2000, FedEx Express owned or leased space for 387 FedEx World Service Centers in the United States and had placed approximately 34,500 Drop Boxes. FedEx Express also operates stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 93 were in service at May 31, 2000. As of May 31, 2000, FedEx Express also had approximately 10,000 ShipSites and ShipCenters, which are drop-off locations situated within certain retailers, such as Staples or Kinkos. Internationally, FedEx Express operates 91 FedEx World Service Centers and has over 650 FedEx Drop Boxes.

     FedEx Services has an office campus in Collierville, Tennessee for its information technology and telecommunications division.

FEDEX GROUND

     As of May 31, 2000, FedEx Ground operated 369 facilities, including 27 hubs. FedEx Ground owns 52 facilities (23 of which are hubs) and leases 317, generally for terms of three years or less. The 27 hub facilities are strategically located to cover the geographic area served by FedEx Ground. These facilities average 131,000 square feet and range in size from 31,000 to 262,000 square feet. FedEx Ground Package System, Ltd., FedEx Ground's subsidiary operating in Canada, operates 13 facilities, three of which are hubs.

     FedEx Ground's corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 350,000 square foot building owned by FedEx Ground. FedEx Ground is expanding its corporate offices with a 156,000 square foot addition, which is expected to be completed in 2002.

FEDEX  LOGISTICS

     FedEx Logistics' corporate headquarters is located in Memphis, Tennessee in leased facilities. FedEx Supply Chain Services' headquarters is located in Hudson, Ohio in leased facilities. Caribbean Transportation Services' headquarters is located in Greensboro, North Carolina in leased facilities.

FEDEX CUSTOM CRITICAL

     FedEx Custom Critical's corporate headquarters is located in Akron, Ohio in owned and leased facilities. FedEx Custom Critical does not use terminal facilities in its business.

FEDEX TRADE NETWORKS

     FedEx Trade Networks' corporate headquarters is located in Memphis, Tennessee in leased facilities. Tower's corporate headquarters is located in Buffalo, New York in owned facilities. Tower also has 63 owned and leased offices throughout North America. Worldtariff's corporate headquarters is located in San Francisco, California in leased facilities.

VIKING

     As of May 31, 2000, Viking operated 50 service centers, 32 of which are owned. The service centers are strategically located to cover the geographic area served by Viking. These facilities range in size from 1,800 to 72,000 square feet of office and dock space, and are located on sites ranging from
1.8 to 38.3 acres. Viking's corporate headquarters is located in leased facilities in San Jose, California.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1987, The Flying Tiger Line Inc. ("Flying Tigers"), a company acquired by FedEx Express in 1989, received a notice from the United States Environmental Protection Agency ("EPA") identifying Flying Tigers as a potentially responsible party ("PRP") in connection with a "Superfund" site located in Monterey Park, California. The site is a 190-acre landfill that operated from 1948 through 1984. In June 1985, the EPA began a remedial investigation of the site to identify the extent of contamination. The EPA estimates that approximately 0.1% of the waste disposed at the site is attributable to Flying Tigers. Flying Tigers participated in a partial settlement relating to remedial actions for management of contamination and site control. Partial consent decrees were entered in the United States District Court for the Central District of California in 1989 and 1992 which provided, in part, for payments of $109,000 and $230,000, respectively, by Flying Tigers and FedEx Express to the partial-settlement escrow account. All outstanding issues are not expected to be resolved for several years. Due to several variables which are beyond FedEx Express's control, it is impossible to accurately estimate FedEx Express's potential share of the remaining costs, but based on Flying Tigers' relatively insignificant contribution of waste to the site, FedEx Express believes that its remaining liability will not be material.

     FedEx and its subsidiaries are subject to other legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect FedEx's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):


OFFICER, YEAR FIRST
ELECTED AS OFFICER                  AGE                               POSITIONS HELD
-------------------                 ---                               --------------
FREDERICK W. SMITH                  55       Chairman, President and Chief Executive Officer of FedEx since January
       1971                                  1998; Chairman of FedEx Express since 1975; Chairman, President and Chief
                                             Executive Officer of FedEx Express from April 1993 to January 1998;
                                             Chief Executive Officer of FedEx Express from 1977 to January 1998;
                                             and President of FedEx Express from June 1971 to February 1975.

ROBERT B. CARTER                    41       Executive Vice President and Chief Information Officer of FedEx since June
       1993                                  2000; Corporate Vice President and Chief Technology Officer of FedEx from February
                                             1998 to June 2000; Vice President - Corporate Systems Development
                                             of FedEx Express from September 1993 to February 1998;
                                             Managing Director - Systems Development of FedEx Express from April
                                             1993 to September 1993.


T. MICHAEL GLENN                    44       Executive Vice President - Market Development and Corporate Communications
       1985                                  of FedEx since January 1998; Senior Vice President - Marketing, Customer
                                             Service and Corporate Communications of FedEx Express from June 1994 to
                                             January 1998; Senior Vice President - Marketing and Corporate Communications
                                             of FedEx Express from December 1993 to June 1994; Senior Vice President
                                             -Worldwide Marketing Catalog Services and Corporate Communications of FedEx
                                             Express from June 1993 to December 1993; Senior Vice President - Catalog and
                                             Remail Services of FedEx Express from September 1992 to June 1993;
                                             Vice President - Marketing of FedEx Express from August 1985 to
                                             September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985.

ALAN B. GRAF, JR.                   46       Executive Vice President and Chief Financial Officer of FedEx since January
       1987                                  1998; Executive Vice President and Chief Financial Officer of FedEx Express
                                             from February 1996 to January 1998; Senior Vice President and Chief
                                             Financial Officer of FedEx Express from December 1991 to February
                                             1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987.

JAMES S. HUDSON                     51       Corporate Vice President - Strategic Financial Planning and Control and
       1992                                  Principal Accounting Officer of FedEx since January 1998; Vice President -
                                             Corporate and Strategic Financial Planning of FedEx Express from
                                             January 1997 to January 1998; Vice President, Controller and Chief
                                             Accounting Officer of FedEx Express from December 1994 to January 1997;
                                             Vice President-Finance - Europe, Africa and Mediterranean of FedEx
                                             Express from July 1992 to December 1994; and various management positions in finance at FedEx Express from 1974 to 1992.

KENNETH R. MASTERSON                56       Executive Vice President, General Counsel and Secretary of FedEx since
       1980                                  January 1998; Executive Vice President, General Counsel and Secretary of
                                             FedEx Express from February 1996 to January 1998; Senior Vice
                                             President, General Counsel and Secretary of FedEx Express from
                                             September 1993 to February 1996; Senior Vice President and General
                                             Counsel of FedEx Express from February 1981 to September 1993;
                                             and Vice President - Legal of FedEx Express from January 1980 to
                                             February 1981.

     Officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of FedEx or of any of its subsidiaries acting in his or her official capacity, pursuant to which any officer was selected. There are no family relationships between any executive officer and any other executive officer or director of FedEx or of any of its subsidiaries.

KEY EMPLOYEES

     The following key employees serve as the Chief Executive Officer of FedEx Express, FedEx Ground and FedEx Logistics, respectively.


                NAME                AGE                                POSITIONS HELD
                ----                ---                                --------------
DAVID J. BRONCZEK                   46       President and Chief Executive Officer of FedEx Express since January 2000;
                                             Executive Vice President and Chief Operating Officer of FedEx Express from
                                             January 1998 to January 2000; Senior Vice President - Europe, Middle East
                                             and Africa of FedEx Express from June 1995 to January 1998; Senior Vice
                                             President - Europe, Africa and Mediterranean of FedEx Express from June
                                             1993 to June 1995; Vice President - Canadian Operations of FedEx Express
                                             from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987.

DANIEL J. SULLIVAN                  54       President and Chief Executive Officer of FedEx Ground since January 1998;
                                             Chairman, President and Chief Executive Officer of Caliber System, Inc.
                                             ("Caliber") from January 1996 to January 1998; Chairman, President and
                                             Chief Executive Officer of Roadway Services, Inc. from October 1995 to
                                             January 1996; President and Chief Executive Officer of Roadway Services,
                                             Inc. from August 1995 to October 1995; President and Chief Operating
                                             Officer of Roadway Services, Inc. from January 1994 to August 1995; Senior
                                             Vice President and President of National Carrier Group of Roadway Services,
                                             Inc. during 1993; Vice President and President - National Carrier Group of
                                             Roadway Services, Inc. during 1992; Vice President and Group Executive of
                                             Roadway Services, Inc. from July 1990 through 1991; and President of RPS through June 1990.

JOSEPH C. MCCARTY                   55       President and Chief Executive Officer of FedEx Logistics since October
                                             1998; Corporate Vice President and Chief Administrative Officer of FedEx
                                             from February 1998 to October 1998; Senior Vice President - Latin America
                                             and Caribbean from October 1995 to February 1998; Senior Vice President -
                                             Asia Pacific from June 1995 to October 1995; Senior Vice President - Asia,
                                             Pacific and Middle East from November 1991 to June 1995; Vice President -
                                             International Legal from March 1987 to November 1991; Vice President -
                                             Properties & Facilities from November 1984 to March 1987; and Vice
                                             President - Legal from February 1983 to November 1984.

                                     PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE INFORMATION

     FedEx's common stock is listed on the New York Stock Exchange under the symbol "FDX." The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on the NYSE. The stock prices set forth below give effect to a two-for-one stock split effected in the form of a stock dividend on May 6, 1999.


                                                                                   HIGH             LOW
                                                                                   ----             ---
Fiscal Year Ended May 31, 1999
     First Quarter                                                               $33-29/32        $24-11/32
     Second Quarter                                                               33-23/32         21-13/16
     Third Quarter                                                                49               32-9/32
     Fourth Quarter                                                               61-7/8           44-9/16

Fiscal Year Ended May 31, 2000
     First Quarter                                                                57-1/8           38-1/2
     Second Quarter                                                               47-5/16          34-7/8
     Third Quarter                                                                47-15/16         33-3/16
     Fourth Quarter                                                               42-7/16          30-9/16

SHAREHOLDERS

     As of July 15, 2000, there were 16,293 holders of record of our common stock.

DIVIDENDS

     No cash dividends have been declared. We have never declared a dividend on our shares because our policy has been to reinvest earnings in our businesses.

     There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. See
Note 5 to Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with the acquisition of Worldtariff on March 31, 2000, we issued 175,644 shares of common stock to the sole shareholder of Worldtariff. This issuance of securities was made in reliance on the exemption from registration provided by Section 3(b) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. The securities were acquired by the Worldtariff shareholder for investment and not with a view toward the resale or distribution of these shares. The offer and sale was made without any public solicitation and the stock certificate bears a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.

ITEM 6.       SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2000. This information should be read in conjunction with the Consolidated Financial Statements, Management's Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere herein.


In thousands, except per share amounts and                                      YEARS ENDED MAY 31,
                                                   ------------------------------------------------------------------------------
   other operating data                                2000            1999            1998           1997            1996
-------------------------------------------------- -------------- --------------- --------------- -------------- ----------------
OPERATING RESULTS
Revenues                                             $18,256,945     $16,773,470     $15,872,810    $14,237,892      $12,721,791
Operating income (1)                                   1,221,074       1,163,086       1,010,660        507,002          779,552
Income from continuing operations before
   income taxes                                        1,137,740       1,061,064         899,518        425,865          702,094
Income from continuing operations                        688,336         631,333         498,155        196,104          400,186
Income (loss) from discontinued operations (2)                 -               -           4,875              -         (119,614)
Net income (1)                                           688,336         631,333         503,030        196,104          280,572
PER SHARE DATA
 Earnings (loss) per share:
   Basic:
     Continuing operations                                 $2.36           $2.13           $1.70           $.67            $1.38
     Discontinued operations (2)                               -               -             .02              -             (.41)
                                                       ---------       ---------         -------        -------          -------
                                                           $2.36           $2.13           $1.72           $.67             $.97
                                                           =====           =====           =====           ====             ====
   Assuming dilution:
     Continuing operations                                 $2.32           $2.10           $1.67           $.67            $1.37
     Discontinued operations (2)                               -               -             .02              -             (.41)
                                                       ---------       ---------         -------        -------          -------
                                                           $2.32           $2.10           $1.69           $.67             $.96
                                                           =====           =====           =====           ====             ====

Average shares of common stock                           291,727         295,983         293,401        291,426          289,390
Average common and common equivalent
   shares                                                296,326         300,643         298,408        294,456          291,686
Cash dividends (3)                                             -               -               -              -                -
FINANCIAL POSITION
Property and equipment, net                           $7,083,527      $6,559,217      $5,935,050     $5,470,399       $4,973,948
Total assets                                          11,527,111      10,648,211       9,686,060      9,044,316        8,088,241
Long-term debt, less current portion                   1,776,253       1,359,668       1,385,180      1,597,954        1,325,277
Common stockholders' investment                        4,785,243       4,663,692       3,961,230      3,501,161        3,312,440
OTHER OPERATING DATA
FedEx Express:
   Operating weekdays                                        257             256             254            254              256
   Aircraft fleet                                            663             634             613            584              557
FedEx Ground:

   Operating weekdays                                        254             253             256            254              252
Average full-time equivalent employees                   163,324         156,386         150,823        145,995

------------------------
(1) In connection with its restructuring, Viking recorded a pretax asset impairment charge of $225,000,000 ($175,000,000, net of tax) in 1997.

(2) Discontinued operations include the operations of Roadway Express, Inc., a wholly-owned subsidiary of Caliber, whose shares were distributed to Caliber stockholders on January 2, 1996, and Roadway Global Air, Inc., a wholly-owned subsidiary of Caliber, which exited the airfreight business in calendar 1995.

(3)  Caliber declared dividends of $3,899,000, $28,184,000 and $54,706,000, for
     1998, 1997 and 1996, respectively.

     Caliber declared additional dividends of $10,833,000 from January 1, 1997 to May 25, 1997 that are not included in the preceding amounts. FedEx has never paid cash dividends on its common stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

       FedEx Corporation (also referred to herein as "FedEx" or the "Company") results for 2000 reflect strong international package volume growth, particularly in Asia and Europe, and improved revenue per package (yield), which lessened the effect of higher fuel prices. U.S. domestic package volume growth during 2000 was below that experienced over the past two years. However, the Company's execution of cost containment and productivity enhancement programs helped mitigate the impact of the decrease in U.S. domestic volume growth in 2000.

       Increased prices caused fuel expense to increase by $273 million in 2000. In response to higher fuel costs, several of our subsidiaries implemented fuel surcharges during 2000. At Federal Express Corporation ("FedEx Express"), the Company's largest business segment, a 3% fuel surcharge on most U.S. domestic and international services was implemented effective February 1, 2000. Effective April 1, 2000, this surcharge was increased to 4%. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible. We have also entered into jet fuel hedging contracts designed to limit our exposure to fluctuations in fuel prices. In 2000, we received approximately $18 million under these contracts, principally in the fourth quarter. FedEx Ground Package System, Inc. ("FedEx Ground") also implemented a 1.25% fuel surcharge on all of its services, effective August 7, 2000, in response to continued high fuel costs.

       During 2000, we began a major rebranding and reorganization initiative that management believes will enable our operating subsidiaries to compete collectively while retaining the independent operating structure of their business units. The new branding strategy extended the FedEx brand name to three subsidiaries and the Company, formerly FDX Corporation. The reorganization is designed to enhance revenue growth and improve financial returns by centralizing the sales, marketing, customer service and most of the information technology functions of our two largest subsidiaries. Most of these functions were moved into a new corporate services company called FedEx Corporate Services, Inc. ("FedEx Services") effective June 1, 2000. We also launched our FedEx Home Delivery service in March 2000. This service was initially offered to approximately 50% of the U.S. population. The rebranding and reorganization actions and FedEx Home Delivery negatively affected 2000 operating income by approximately $40 million.

       As expected, operating profit from the sale of engine noise reduction kits ("hushkits") declined by $50 million in 2000, following a $30 million decline in 1999.

       Operating results for 1999 included $81 million in operating expenses associated with strike contingency planning during contract negotiations between FedEx Express and the Fedex Pilots Association ("FPA"). To avoid service interruptions related to a threatened strike, FedEx began strike contingency planning, including entering into agreements for additional third-party air and ground transportation and establishing special financing arrangements. Negotiations with the FPA ultimately resulted in a five-year collective bargaining agreement that took effect on May 31, 1999.

       Operating results in 1998 included $88 million of expenses related to the acquisition of Caliber System, Inc. ("Caliber") and the formation of FedEx. These expenses were primarily investment banking fees and payments to members of Caliber's management in accordance with pre-existing management retention agreements. Excluding these expenses, consolidated net income for 1998 was $583 million.

       Another significant item impacting 1998's results of operations was the Teamsters strike against United Parcel Service ("UPS") in August 1997. FedEx analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $170 million in revenues and approximately $.12 additional earnings per share.

     OTHER INCOME AND EXPENSE AND INCOME TAXES

       Net interest expense increased 8% for 2000, due to higher average debt levels, primarily incurred as a result of FedEx's stock repurchase program, business acquisitions and bond redemptions. For 1999, net interest expense decreased 21% primarily due to lower debt levels.

       Other, net in 2000 included gains of approximately $12 million from an insurance settlement for a destroyed MD11 aircraft and approximately $11 million from the sale of securities held. In 1999 this category included approximately $10 million of expenses related to the Company's strike contingency plans described above, primarily costs associated with a business interruption credit facility.

       FedEx's effective tax rate was 39.5% in 2000, 40.5% in 1999 and 44.6% in 1998. Excluding nonrecurring items from the Caliber acquisition in 1998, the effective rate would have been 41.5% in 1998. The 39.5% effective tax rate in 2000 was lower than the 1999 effective rate primarily due to stronger results from international operations. Generally, the effective tax rate exceeds the statutory U.S. federal tax rate because of state income taxes and other factors as identified in Note 10 of Notes to Consolidated Financial
Statements. For 2001, we expect the effective tax rate will not exceed, and could possibly be lower than, the 2000 rate. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

       OUTLOOK

       In 2001, we expect FedEx will realize increased volumes and yields as a result of the rebranding and reorganization initiative begun in 2000. Training of the combined sales force was completed in the fourth quarter of 2000 and sales and marketing efforts to cross-sell express and ground services have begun. While there will be continued front-end costs associated with increasing the sales force and emphasizing marketing efforts on small and medium-sized customers, we expect the Company may begin to realize benefits from this initiative starting as early as the second quarter of 2001. Full integration of the customer service function, expected to be completed in the second half of 2001, will provide customers with one FedEx account number and a single point of contact for all express and ground services. However, there are certain risks and uncertainties associated with this initiative that could affect its success and FedEx's future financial performance. Those risks and uncertainties include, but are not limited to, the complexities and costs associated with integrating the sales and marketing functions, including the technologies supporting those functions; market acceptance of the new branding strategy and the combined sales force; competitive responses to our actions, including those affecting pricing, and general U.S. and international economic conditions.

     We will continue to invest in the expansion of FedEx Home Delivery and have announced plans to accelerate the rollout of this service to achieve service coverage of approximately 80% of the U.S. population by September 2001. We believe this service will allow the Company to capture an increased share of the business-to-consumer shipping market, particularly in retail sales generated through the Internet. FedEx Home Delivery operating losses are expected to approximate $50 million in 2001. Actual results for 2001 will depend upon a number of factors such as consumer demand for and satisfaction with the FedEx Home Delivery product, competitive responses to the product, the extent of our ability to penetrate the business-to-consumer electronic commerce market, and the ability to attract and retain qualified contractors for the delivery network.

     For 2001, fuel costs are expected to remain at levels approaching those experienced in the second half of 2000. FedEx currently has jet fuel hedges in place to fix the price of approximately one-third of the anticipated jet fuel usage for 2001 at FedEx Express who anticipates retaining its fuel surcharge until such time as fuel costs have declined for a sustained period. The actual effect of the cost of fuel and our ability to mitigate price fluctuations through fuel surcharges and the use of jet fuel hedging contracts is subject to a number of uncertainties, including variability in the spot price of jet fuel, actions taken by foreign producers of crude oil, the actions of competitors and others within the transportation industry regarding fuel surcharges, and general U.S. and international economic conditions.

     FEDEX EXPRESS

     The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except dollar amounts) for the years ended May 31:


                                                                                    PERCENT CHANGE
                                                                                  ----------------
                                                                                  2000/       1999/
                                                2000        1999        1998      1999        1998
                                                ----        ----        ----      ----        ----
Revenues:
   Package:
       U.S. overnight .................      $ 7,538      $ 7,185      $ 6,810      + 5      + 6
       U.S. deferred ..................        2,428        2,271        2,179      + 7      + 4
       International Priority (IP) ....        3,552        3,019        2,731      +18      +11
                                             -------      -------      -------
         Total package revenue ........       13,518       12,475       11,720      + 8      + 6

   Freight:
       U.S ............................          566          440          337      +29      +30
       International ..................          492          531          598       -7      -11
                                             -------      -------      -------
         Total freight revenue ........        1,058          971          935      + 9      + 4

   Other ..............................          492          533          600       -8      -11
                                             -------      -------      -------
         Total revenues ...............      $15,068      $13,979      $13,255      + 8      + 5
                                             =======      =======      =======

Operating income ......................      $   900      $   871      $   837      + 3      + 4
                                             =======      =======      =======

Package:
   Average daily packages:
       U.S. overnight .................        2,020        1,957        1,886      + 3      + 4
       U.S. deferred ..................          916          894          872      + 3      + 3
       IP .............................          319          282          259      +13      + 9
                                             -------      -------      -------
         Total packages ...............        3,255        3,133        3,017      + 4      + 4

   Revenue per package (yield):
       U.S. overnight .................      $ 14.52      $ 14.34      $ 14.22      + 1      + 1
       U.S. deferred ..................        10.31         9.93         9.84      + 4      + 1
       IP .............................        43.36        41.87        41.45      + 4      + 1
         Composite ....................        16.16        15.56        15.30      + 4      + 2

Freight:
   Average daily pounds:
       U.S ............................        4,693        4,332        3,356      + 8      +29
       International ..................        2,420        2,633        2,770       -8       -5
                                             -------      -------      -------
         Total freight ................        7,113        6,965        6,126      + 2      +14

   Revenue per pound (yield):
       U.S ............................      $   .47      $   .40      $   .40      +18        --
       International ..................          .79          .79          .85       --        -7
         Composite ....................          .58          .54          .60      + 7       -10

       REVENUES

       In 2000, total package revenue for FedEx Express increased 8%, principally due to increases in international package volume and yield. List price increases, including an average 2.8% domestic rate increase in March 1999, the fuel surcharges implemented in the second half of the year, an ongoing yield management program and a slight increase in average weight per package, all contributed to the increases in yields in 2000. While growth in U.S. domestic package volume was lower than anticipated, the higher-yielding IP services experienced strong growth, particularly in Asia and Europe.

       Total freight revenue increased in 2000 due to higher average daily pounds and improved yields in U.S. freight, offset by declines in international freight pounds.

       In 1999, FedEx Express experienced increased volume and slightly improved yields in its U.S. overnight, U.S. deferred and IP services. Growth in higher-priced U.S. overnight and IP services and higher average weight per package were the primary factors in revenue growth. List price increases and other yield-management actions contributed to the yield improvement in 1999.

       The U.S. deferred package growth rate declined in 1999 in large part due to specific management actions to restrict growth of these lower-yielding services. IP package volume and international freight pounds and yield were negatively affected by weakness in Asian markets, especially in U.S. outbound traffic destined for that region.

       Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. Revenue from hushkit sales has continued to decline over the past three years and is expected to be negligible hereafter.

       OPERATING INCOME

       Operating income increased 3% in 2000 despite higher fuel costs and costs associated with the corporate realignment and reorganization of the sales, marketing and information technology functions. A 48% increase in average fuel price per gallon had a negative impact of approximately $260 million on 2000 fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. Fuel surcharges implemented during 2000 offset the increase in fuel costs in the fourth quarter. As anticipated, maintenance and repairs increased in 2000 due to the timing of scheduled maintenance and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

       Operating income increased in 1999 compared to 1998 in spite of $81 million in strike contingency costs in 1999 and continued weakness in Asian markets. Lower fuel prices and cost controls, including adjustments in network expansion and aircraft deployment plans, contributed to improved results. A decline in average jet fuel price per gallon of 23% was partially offset by an increase in gallons consumed of 6%. Although international freight pounds and revenue per pound continued to decline in 1999, higher yielding IP volume continued to grow, utilizing capacity otherwise occupied by freight.

       In 1998, operating income improved as package yield increased at a higher rate than costs. An increase in average daily packages also contributed to the improvement in operating income. In 1998, fuel expense included amounts paid by FedEx Express under jet fuel hedging contracts that were designed to mitigate some of the increased jet fuel costs. Lower international freight yield, rising expenses associated with international expansion and foreign currency fluctuations along with expenses of $14 million related to the acquisition of Caliber negatively affected 1998 results. Operating income for 1998 increased approximately $50 million related to the UPS strike. Proceeds from a 2% temporary fuel surcharge on U.S. domestic shipments through August 1, 1997 also had a favorable impact.

       Year-over-year comparisons were also affected by fluctuations in the contribution from sales of hushkits. Operating profit from these sales declined $50 million in 2000 and $30 million in 1999.

       OUTLOOK

       We believe U.S. overnight package volumes for FedEx Express will grow in 2001 at rates higher than those experienced in 2000, with second half growth rates exceeding those in the first half of 2001. We believe U.S. deferred package volume growth rates at FedEx Express will be lower in 2001 as we implement the strategy of shifting a portion of these shipments to FedEx Ground. Improved domestic yields associated with the new sales initiatives are also expected in 2001. We expect IP package volume growth rates to remain strong in 2001. Freight pounds are expected to continue to increase in 2001, with increases in the U.S. partially offset by continued declines in international freight, as it is replaced by higher-yielding priority packages.

       FedEx Express also plans to continue cost containment and productivity enhancement programs in 2001. By lowering discretionary spending and limiting staffing additions, we expect to align controllable costs with business growth; however, these actions will not affect plans for strategic spending in support of long-term growth goals.

       FedEx Express will continue to use the flexibility of its global network infrastructure by reconfiguring its system and flights to meet market demands. While long-term profitability is expected to improve, incremental costs incurred during periods of strategic expansion and varying economic conditions can affect short-term operating results.

       Actual results may vary depending on the successful implementation of our reorganization and rebranding initiative, the impact of competitive pricing changes, customer responses to yield management initiatives, the timing and extent of network refinement, actions by our competitors, including capacity fluctuations, jet fuel prices, regulatory conditions for aviation rights and the rate of domestic and international economic growth.

       In the past three years, the FedEx Express worldwide aircraft fleet has increased, resulting in a corresponding rise in maintenance expense. While we expect a predictable pattern of aircraft maintenance and repairs expense, unanticipated maintenance events will occasionally disrupt this pattern, resulting in periodic fluctuations in maintenance and repairs expense.

       FedEx Express's operating income from the sales of hushkits, which peaked in 1998 and declined in 1999 and 2000, is expected to become insignificant in 2001.

FEDEX GROUND

       The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except dollar amounts) for the years ended May 31:


                                                                                                    PERCENT CHANGE
                                                                                                    --------------
                                                                                                   2000/      1999/
                                                              2000        1999        1998          1999      1998
                                                              ----        ----        ----         -----      ----
Revenues                                                    $2,033      $1,878      $1,711           + 8       +10


Operating income                                            $  226      $  231      $  171           - 2       +35

Average daily packages                                       1,442       1,385       1,326           + 4       + 4
Revenue per package (yield)                                 $ 5.55      $ 5.36      $ 5.04           + 4       + 6

       REVENUES

       Revenues for FedEx Ground increased 8% in 2000, while average daily packages increased 4% and yields increased 4%. The increase in yields is due to a 2.3% price increase, which was effective in February 1999 and a slight increase in the mix of higher yielding packages.

       In 1999, FedEx Ground's revenue increased due to improving yields and steady volume growth. Yields were positively impacted by rate increases of 2.3% and 3.7% in February 1999 and 1998, respectively. During 1999, FedEx Ground recognized a year-to-date, one-time benefit of approximately $6 million to align its estimation methodology for in-transit revenue with that of our other operating subsidiaries. Year-to-date package yield was increased by $.02 because of this one-time adjustment.

       Results for 1998 included incremental volume associated with the UPS strike. Excluding this incremental volume, average daily packages increased 6% for 1999.

       OPERATING INCOME

       Operating income for 2000 reflects higher operating costs, due primarily to increases in capacity and technology, as well as the effects of FedEx Home Delivery and the rebranding and reorganization initiatives. Depreciation expense increased 20% in 2000 as new terminal facilities were opened late in 1999 and throughout the first half of 2000. In March 2000, FedEx Ground launched its new service, FedEx Home Delivery. This new service is dedicated to meeting the needs of business-to-consumer shippers. Currently, this service is available for approximately 50% of the U.S. population. An operating loss of $19 million was incurred by the home delivery service in 2000.

       Operating income increased in 1999 due to increased volume and yield-management actions. Results for 1998 contained approximately $6 million of incremental operating income associated with the UPS strike.

       OUTLOOK

       FedEx Ground continues to expand capacity in order to accommodate volume growth, while maintaining or improving yields. FedEx Ground opened two additional hub facilities in 2000 and will continue to expand package processing capacity to meet its growth plans. Package volume and yields are expected to increase in 2001 as the results of the new rebranding and reorganization effort are realized.

       FedEx Ground plans to accelerate its expansion of the home delivery service to reach approximately 80% of the U.S. population by September 2001 and full U.S. coverage by September 2002. We expect to incur operating losses on the FedEx Ground home delivery service of approximately $50 million in 2001, including costs associated with the acceleration of the expansion of the service.

       Actual results may vary depending on a number of factors, such as consumer demand for and satisfaction with the FedEx Ground product, the service coverage and brand awareness of the FedEx Ground product, competitive responses including pricing and capacity fluctuations, the rate of U.S. domestic economic growth, the extent of FedEx Ground's ability to penetrate the business-to-consumer electronic commerce market, and the ability to attract and retain qualified contractors for the delivery network.

OTHER OPERATIONS

       Other operations include FedEx Global Logistics, Inc. ("FedEx Logistics"), a contract logistics provider; FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc. ("FedEx Trade Networks"), a trade services provider; Viking Freight, Inc. ("Viking"), a regional less-than-truckload freight carrier operating in the western United States, and certain unallocated corporate items.

       REVENUES

       Revenues from other operations increased 26% in 2000. Excluding the effects of businesses acquired in 2000, the increase was 15% compared with 1% in 1999, due to substantially higher revenues at FedEx Custom Critical combined with double-digit revenue growth at Viking. Revenue growth for 1999 reflects an increase at FedEx Custom Critical, offset by modest decreases at Viking and FedEx Logistics.

       OPERATING INCOME

       Increased operating income for 2000 is due to strong earnings at Viking and continued earnings growth at FedEx Custom Critical. Results for 2000 also include a $10 million favorable adjustment related to estimated future lease costs from the Viking restructuring. Operating income for 1999 reflected improved performances at FedEx Custom Critical, offset by a decline at FedEx Logistics.

       Operating income in 1998 includes $74 million in expenses, which were not allocated to operating segments, for merger costs associated with the acquisition of Caliber. These expenses were primarily investment banking fees and payments to members of Caliber's management in accordance with pre-existing management retention agreements.

FINANCIAL CONDITION

       LIQUIDITY

       Cash and cash equivalents totaled $68 million at May 31, 2000, compared to $325 million at May 31, 1999. Cash flows from operating activities during 2000 totaled $1.6 billion, compared to $1.8 billion for 1999 and $1.6 billion for 1998.

       FedEx's operations have generated increased cash earnings over the past three years. The following table compares cash earnings (in billions, except per share amounts) for the years ended May 31:


                                                         2000        1999         1998
                                                         ----        ----         ----
      EBITDA (earnings before interest, taxes,
         depreciation and amortization)                  $ 2.4       $2.2        $ 2.0

      Cash earnings per share (net income
         plus depreciation and amortization divided
         by average common  and common
         equivalent shares)                              $6.22      $5.54        $4.92

       The Company currently has a $1.0 billion revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of May 31, 2000, approximately $478 million of the credit facility remains available. For more information regarding the credit facility, see Note 5 of Notes to Consolidated Financial Statements.

       During 2000, FedEx acquired three businesses for approximately $264 million, primarily in cash. These purchases were funded from operations and borrowings under our commercial paper program.

       On September 27, 1999, the Company's Board of Directors approved a plan that authorized the purchase of up to 15 million, or approximately 5%, of FedEx's outstanding shares of common stock. We completed the purchase of 15 million shares at an average cost of $39.75 per share. The purchase of these shares was funded principally through the issuance of commercial paper. Shares held in treasury will be used for general corporate purposes.

       FedEx Express redeemed $100 million of 9.625% unsecured sinking fund debentures on March 1, 2000. The bond redemption was financed with commercial paper borrowings.

       In 1999, FedEx filed a $1 billion shelf registration statement with the Securities and Exchange Commission ("SEC"), indicating that we may issue up to that amount in one or more offerings of either unsecured debt securities, preferred stock or common stock, or a combination of such instruments. The Company may, at its option, direct FedEx Express to issue guarantees of the debt securities.

       We believe that cash flow from operations, our commercial paper program and revolving bank credit facility will adequately meet the Company's working capital needs for the foreseeable future.

       CAPITAL RESOURCES

       FedEx's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       The following table compares capital expenditures (including equivalent capital, which is defined below) for the years ended May 31 (in millions):


                                                           2000        1999
                                                           ----        ----
      Aircraft and related equipment                     $  469      $  606
      Facilities and sort equipment                         437         466
      Information and technology
         equipment                                          378         366
      Other equipment                                       343         332
                                                         ------      ------
             Total capital expenditures                   1,627       1,770
      Equivalent capital, principally
         aircraft-related                                   365         561
                                                         ------      ------
             Total                                       $1,992      $2,331
                                                         ======      ======

       FedEx finances a significant amount of its aircraft and certain other equipment needs using long-term operating leases. We believe the determination to lease versus buy equipment is a financing decision, and both forms of financing are considered when evaluating the resources committed for capital. The amount that the Company would have expended to purchase these assets had it not chosen to obtain their use through operating leases is considered equivalent capital in the table above. While capital expenditures over the past two years have been reduced based on lower than expected U.S. domestic volume growth at FedEx Express, we plan to continue to make strategic capital investments in support of our long-term growth goals. For 2001, we expect capital spending, including equivalent capital, to approximate $2.3 billion. For information on the Company's purchase commitments, see Note 14 of Notes to Consolidated Financial Statements.

       We have historically financed our capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Generally, our practice in recent years with respect to funding new wide-bodied aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off-balance sheet operating leases under applicable accounting rules. We have determined that these operating leases have provided economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In the future, other forms of secured financing may be pursued to finance FedEx Express's aircraft acquisitions when we determine that it best meets FedEx Express's needs. FedEx Express has been successful in obtaining investment capital, both domestic and international, for long-term leases on terms acceptable to it although the marketplace for such capital can become restricted depending on a variety of economic factors beyond its control. See
Note 5 of Notes to Consolidated Financial Statements for additional information concerning the Company's debt facilities.

       In July 1999, approximately $231 million of pass-through certificates were issued to finance or refinance the debt portion of leveraged operating leases related to four A300 aircraft, which were delivered in 2000. In June 1998, approximately $833 million of pass-through certificates were issued to finance or refinance the debt portion of FedEx Express's leveraged operating leases related to eight A300 and five MD11 aircraft, which were delivered in 2000. The pass-through certificates are not direct obligations of, or guaranteed by, the Company or FedEx Express, but amounts payable by FedEx Express under the leveraged operating leases are sufficient to pay the principal of and interest on the certificates. In June 2000, FedEx Express filed a shelf registration with the SEC, indicating that it may issue up to $450 million in pass-through certificates in one or more offerings to finance or refinance leveraged operating aircraft leases.

       We believe that the capital resources available to us provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for FedEx's future capital needs.

       DEFERRED TAX ASSETS

       At May 31, 2000, the Company had a net cumulative deferred tax liability of $27 million, consisting of $884 million of deferred tax assets and $911 million of deferred tax liabilities. The reversals of deferred tax assets in future periods will be offset by similar amounts of deferred tax liabilities.

       EURO CURRENCY CONVERSION

       Since the beginning of the European Union's transition to the euro on January 1, 1999, our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. FedEx believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

       YEAR 2000 COMPLIANCE

       FedEx's operating subsidiaries rely heavily on sophisticated information technology for their business operations. Our Year 2000 ("Y2K") computer compliance issues were, therefore, broad and complex. Nothing has come to the Company's attention that would cause it to believe that its Y2K compliance effort was not successful.

       Since 1996, FedEx has incurred approximately $115 million on Y2K compliance ($22 million in 2000), which was funded by internal cash flows. We do not expect to incur any material additional Y2K-related costs. We classified costs as Y2K for reporting purposes if they remedied only Y2K risks or resulted in the formulation of contingency plans and would otherwise have been unnecessary in the normal course of business. For 2000, Y2K expenditures were less than 10% of the Company's total information technology expense budget. We believe that no significant information technology projects were deferred due to our Y2K compliance effort.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

      FedEx currently has market risk sensitive instruments related to interest rates; however, there is no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. As disclosed in Note 5 of Notes to Consolidated Financial Statements, FedEx has outstanding unsecured long-term debt exclusive of capital leases of $1.1 billion and $1.2 billion at May 31, 2000 and 1999, respectively. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $54 million as of May 31, 2000 ($45 million as of May 31, 1999). The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. FedEx does not use derivative financial instruments to manage interest rate risk.

      FedEx's earnings are affected by fluctuations in the value of the U.S. dollar, as compared with foreign currencies, as a result of transactions in foreign markets. At May 31, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $52 million for the year ending May 31, 2001 (the comparable amount in the prior year was $25 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting reported operating results, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. FedEx's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

       FedEx has entered into jet fuel hedging contracts on behalf of its subsidiary FedEx Express, which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, FedEx makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Market risk for jet fuel is estimated as the potential decrease in earnings resulting from a hypothetical 10% increase in jet fuel prices applied to projected 2001 usage and amounts to approximately $49 million, net of hedging settlements, as of May 31, 2000. There were no such jet fuel hedging contracts at May 31, 1999. As of May 31, 2000, jet fuel hedging contracts cover approximately one-third of the estimated usage in 2001. See Notes 2 and 14 of Notes to Consolidated Financial Statements for accounting policy and additional information regarding jet fuel hedging contracts.

      FedEx does not purchase or hold any derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements are filed with this Report:


                                                                                                     PAGE NUMBER
                                                                                                     -----------
Report of Independent Public Accountants ...............................................................  F-1

Consolidated Balance Sheets - May 31, 2000 and 1999.....................................................  F-2

Consolidated Statements of Income - Years ended May 31, 2000, 1999 and 1998.............................  F-4

Consolidated Statements of Changes in Stockholders' Investment and
       Comprehensive Income - Years ended May 31, 2000, 1999 and 1998...................................  F-5

Consolidated Statements of Cash Flows - Years ended May 31, 2000, 1999 and 1998.........................  F-6

Notes to Consolidated Financial Statements..............................................................  F-7

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding members of the Board of Directors will be presented in FedEx's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders which will be held on September 25, 2000 and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation will be presented in FedEx's Definitive Proxy Statement for its 2000 Annual Meeting of
Stockholders which will be held on September 25, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management will be presented in FedEx's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders which will be held on September 25, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding related party transactions will be presented in FedEx's Definitive Proxy Statement for its 2000 Annual Meeting of
Stockholders which will be held on September 25, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)       1. FINANCIAL STATEMENTS

      The consolidated financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein and are included on pages F-1 to F-25 herein.

          2. FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule is filed with this Report:

                                                                                   PAGE NUMBER
                                                                                   -----------
Report of Independent Public Accountants on Financial Statement Schedule               S-1

Schedule II - Valuation and Qualifying Accounts                                        S-2

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained herein.

          3. EXHIBITS

     Exhibits 3.1, 3.2, 10.1 through 10.61, 12, 21, 23, 24 and 27 are being filed in connection with this Report or incorporated herein by reference.

     The Exhibit Index on pages E-1 through E-7 is incorporated herein by reference.

(b)       REPORTS ON FORM 8-K

     No reports were filed on Form 8-K for the fourth quarter of the fiscal year ended May 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FEDEX  CORPORATION

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


SIGNATURE                                       CAPACITY                                   DATE
---------                                       --------                                   ----
/s/ FREDERICK W. SMITH*                         Chairman, President and
-------------------------                       Chairman, President and
     Frederick W. Smith                         and Director
                                                (PRINCIPAL EXECUTIVE OFFICER)

/s/ ALAN B. GRAF, JR.*                          Executive Vice President and
------------------------                        Chief Financial Officer
     Alan B. Graf, Jr.                          (PRINCIPAL FINANCIAL OFFICER)

/s/ JAMES S. HUDSON                             Corporate Vice President -                 August 2, 2000
---------------------------                     Strategic Financial Planning
     James S. Hudson                            and Control
                                                (PRINCIPAL ACCOUNTING OFFICER)

/s/ ROBERT H. ALLEN *
---------------------------                     Director
     Robert H. Allen

/s/ JAMES L. BARKSDALE *
---------------------------                     Director
     James L. Barksdale

/s/ ROBERT L. COX *
---------------------------                     Director
     Robert L. Cox

/s/ RALPH D. DENUNZIO *
---------------------------                     Director
     Ralph D. DeNunzio


SIGNATURE                                       CAPACITY                                   DATE
---------                                       --------                                   ----
/s/ JUDITH L. ESTRIN *
----------------------------                    Director
    Judith L. Estrin

/s/ PHILIP GREER *
----------------------------                    Director
    Philip Greer

/s/ J. R. HYDE, III *
----------------------------                    Director
     J. R. Hyde, III

/s/ SHIRLEY ANN JACKSON *
----------------------------                    Director
    Shirley Ann Jackson

/s/ GEORGE J. MITCHELL *
----------------------------                    Director
    George J. Mitchell

/s/ JOSHUA I. SMITH *
----------------------------                    Director
    Joshua I. Smith

/s/ PAUL S. WALSH*
----------------------------                    Director
    Paul S. Walsh

/s/ PETER S. WILLMOTT *
----------------------------                    Director
    Peter S. Willmott

*By:  /s/ JAMES S. HUDSON                                                                August 2, 2000
      ----------------------
          James S. Hudson
          Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of FedEx Corporation:

       We have audited the accompanying consolidated balance sheets of FedEx Corporation (a Delaware corporation) and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' investment and comprehensive income and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of FedEx's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FedEx Corporation as of May 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ARTHUR ANDERSEN LLP
                                                      ----------------------
                                                      Arthur Andersen LLP

Memphis, Tennessee
June 27, 2000

                                FEDEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                                              May 31,
                                                                            ------------------------------------
                                                                                    2000                1999
                                                                            --------------        --------------
                                                                                          (In thousands)
CURRENT ASSETS
     Cash and cash equivalents                                              $       67,959         $     325,323
     Receivables, less allowances of $85,972,000
         and $68,305,000                                                         2,547,043             2,153,166
     Spare parts, supplies and fuel                                                255,291               291,922
     Deferred income taxes                                                         317,784               290,721
     Prepaid expenses and other                                                     96,667                79,896
                                                                            --------------         -------------
         Total current assets                                                    3,284,744             3,141,028


PROPERTY AND EQUIPMENT, AT COST
     Flight equipment                                                            4,960,204             4,556,747
     Package handling and ground support equipment and vehicles                  4,270,596             3,858,788
     Computer and electronic equipment                                           2,416,666             2,363,637
     Other                                                                       3,095,077             2,940,735
                                                                            --------------         -------------
                                                                                14,742,543            13,719,907
     Less accumulated depreciation and amortization                              7,659,016             7,160,690
                                                                            --------------         -------------
         Net property and equipment                                              7,083,527             6,559,217


OTHER ASSETS
     Goodwill                                                                      500,547               344,002
     Equipment deposits and other assets                                           658,293               603,964
                                                                            --------------         -------------
         Total other assets                                                      1,158,840               947,966
                                                                            --------------         -------------

                                                                            $   11,527,111         $  10,648,211
                                                                            ==============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                                            May 31,
                                                                              ----------------------------------
                                                                                   2000               1999
                                                                              ---------------    ---------------
                                                                                          (In thousands)
Current Liabilities
     Current portion of long-term debt                                            $     6,537        $    14,938
     Accrued salaries and employee benefits                                           755,747            740,492
     Accounts payable                                                               1,120,855          1,133,952
     Accrued expenses                                                               1,007,887            895,375
                                                                                   ----------         ----------
         Total current liabilities                                                  2,891,026          2,784,757

Long-Term Debt, Less Current Portion                                                1,776,253          1,359,668

Deferred Income Taxes                                                                 344,613            293,462

Other Liabilities                                                                   1,729,976          1,546,632

Commitments and Contingencies (Notes 6, 14 and 15)

COMMON STOCKHOLDERS' INVESTMENT
     Common stock, $.10 par value; 800,000,000 shares authorized;
         298,573,387 and 297,987,200 shares issued                                     29,857             29,799
     Additional paid-in capital                                                     1,079,462          1,061,312
     Retained earnings                                                              4,295,041          3,615,797
     Accumulated other comprehensive income                                           (36,074)           (24,688)
                                                                                   ----------         ----------
                                                                                    5,368,286          4,682,220
     Less treasury stock, at cost and deferred compensation                           583,043             18,528
                                                                                   ----------         ----------
         Total common stockholders' investment                                      4,785,243          4,663,692
                                                                                   ----------         ----------
                                                                                  $11,527,111        $10,648,211
                                                                                   ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                               Years ended May 31,
                                              --------------------------------------------------
                                                  2000               1999                1998
                                              ------------       ------------       ------------
                                                    (In thousands, except per share amounts)
REVENUES                                       $18,256,945        $16,773,470        $15,872,810

OPERATING EXPENSES
     Salaries and employee benefits              7,597,964          7,087,728          6,647,140
     Purchased transportation                    1,674,854          1,537,785          1,481,590
     Rentals and landing fees                    1,538,713          1,396,694          1,304,296
     Depreciation and amortization               1,154,863          1,035,118            963,732
     Maintenance and repairs                     1,101,424            958,873            874,400
     Fuel                                          918,513            604,929            726,776
     Other                                       3,049,540          2,989,257          2,864,216
                                               -----------        -----------        -----------
                                                17,035,871         15,610,384         14,862,150
                                               -----------        -----------        -----------

OPERATING INCOME                                 1,221,074          1,163,086          1,010,660

OTHER INCOME (EXPENSE)
     Interest, net                                (106,060)           (98,191)          (124,413)
     Other, net                                     22,726             (3,831)            13,271
                                               -----------        -----------        -----------
                                                   (83,334)          (102,022)          (111,142)
                                               -----------        -----------        -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                            1,137,740          1,061,064            899,518

PROVISION FOR INCOME TAXES                         449,404            429,731            401,363
                                               -----------        -----------        -----------

INCOME FROM CONTINUING OPERATIONS                  688,336            631,333            498,155
                                               -----------        -----------        -----------

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES                                   --                 --              4,875
                                               -----------        -----------        -----------

NET INCOME                                     $   688,336        $   631,333        $   503,030
                                               ===========        ===========        ===========

EARNINGS PER COMMON SHARE
     Continuing operations                    $       2.36       $       2.13       $       1.70
     Discontinued operations                            --                 --                .02
                                              ------------       ------------       ------------
                                              $       2.36       $       2.13       $       1.72
                                              ============       ============       ============
EARNINGS PER COMMON SHARE -
  ASSUMING DILUTION
     Continuing operations                    $       2.32       $       2.10       $       1.67
     Discontinued operations                            --                 --                .02
                                              ------------       ------------       ------------
                                              $       2.32       $       2.10       $       1.69
                                              ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME


                                                                              Accumulated
                                                  Additional                     Other
                                         Common    Paid-in       Retained     Comprehensive   Treasury     Deferred
                                         Stock     Capital       Earnings        Income         Stock    Compensation     Total
                                         ------   ----------     --------     -------------   --------   ------------     -----
(In thousands, except shares)

BALANCE AT MAY 31, 1997                 $  14,762  $ 937,978     $ 2,618,492    $   3,019     $(55,482)   $ (17,608)   $ 3,501,161
Net income                                     --         --         503,030           --           --           --        503,030
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $2,793                     --         --              --      (30,296)          --           --        (30,296)
                                                                                                                       -----------
       TOTAL COMPREHENSIVE INCOME                                                                                          472,734
Adjustment to conform Caliber System,
     Inc.'s fiscal year                        --        492         (51,795)          --       (1,765)          --        (53,068)
Cash dividends declared by Caliber
     System, Inc.                              --         --          (3,899)          --           --           --         (3,899)
Purchase of treasury stock                     --         --              --           --       (7,049)          --         (7,049)
Forfeiture of restricted stock                 --         --              --           --         (979)         586           (393)
Issuance of stock under employee
     incentive plans (1,466,895 shares)       135     54,195              --           --        7,918       (7,204)        55,044
Cancellation of Caliber System, Inc.
     treasury stock                          (156)       156         (66,474)          --       57,357           --         (9,117)
Amortization of deferred compensation          --         --              --           --           --        5,817          5,817
                                      -----------  ---------     -----------    ---------     --------    ---------    -----------
BALANCE AT MAY 31, 1998                    14,741    992,821       2,999,354      (27,277)          --      (18,409)     3,961,230
Net income                                     --         --         631,333           --           --           --        631,333
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $959                       --         --              --         (611)          --           --           (611)
Unrealized gain on available-for-sale
     securities, net of deferred taxes
     of $2,100                                 --         --              --        3,200           --           --          3,200
                                                                                                                       -----------
       TOTAL COMPREHENSIVE INCOME                                                                                          633,922
Purchase of treasury stock                     --         --              --           --       (8,168)          --         (8,168)
Forfeiture of restricted stock                 --         --              --           --       (1,196)         507           (689)
Two-for-one stock split by FedEx
     Corporation in the form of a 100%
     stock dividend (148,931,996 shares)   14,890         --         (14,890)          --           --           --             --
Issuance of stock under employee
     incentive plans (1,770,626 shares)       168     68,491              --           --        8,083       (8,273)        68,469
Amortization of deferred compensation          --         --              --           --           --        8,928          8,928
                                      -----------  ---------     -----------    ---------     --------    ---------    -----------
BALANCE AT MAY 31, 1999                    29,799  1,061,312       3,615,797      (24,688)      (1,281)     (17,247)     4,663,692
Net income                                     --         --         688,336           --           --           --        688,336
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $1,881                     --         --              --       (9,021)          --           --         (9,021)
Unrealized loss on available-for-sale
     securities, net of deferred tax
     benefit of $1,513                         --         --              --       (2,365)          --           --         (2,365)
                                                                                                                       -----------
       TOTAL COMPREHENSIVE INCOME                                                                                          676,950
Purchase of treasury stock                     --         --              --           --     (606,506)          --       (606,506)
Forfeiture of restricted stock                 --         --              --           --         (790)         845             55
Issuance of stock under employee
     incentive plans and other
     (1,715,585 shares)                        58     18,150          (9,092)          --       44,483      (14,725)        38,874
Amortization of deferred compensation          --         --              --           --           --       12,178         12,178
                                      -----------  ---------     -----------    ---------    ---------    ---------    -----------
BALANCE AT MAY 31, 2000               $    29,857 $1,079,462     $ 4,295,041    $ (36,074)   $(564,094)   $ (18,949)   $ 4,785,243
                                      =========== ==========     ===========    =========    =========    =========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years ended May 31,
                                                                        -----------------------------------------------------
                                                                             2000               1999                1998
                                                                        --------------     ---------------    ---------------
                                                                                           (In thousands)
OPERATING ACTIVITIES

Income from continuing operations                                       $   688,336       $   631,333         $   498,155
Adjustments to reconcile income from continuing operations
    to cash provided by operating activities:
       Depreciation and amortization                                      1,154,863         1,035,118             963,732
       Provision for uncollectible accounts                                  71,107            55,649              72,700
       Deferred income taxes and other noncash items                         (7,363)          (34,037)             29,570
       Gain from disposals of property and equipment                        (17,068)           (2,330)             (7,188)
       Changes in operating assets and liabilities, net of
          businesses acquired:
              Increase in receivables                                      (404,511)         (294,121)           (267,367)
              Decrease (increase) in other current assets                    70,720          (155,720)           (102,203)
              Increase in accounts payable
                 and other operating liabilities                            107,543           555,565             450,836
       Other, net                                                           (38,385)          (19,337)            (32,963)
                                                                        -----------       -----------         -----------
Cash provided by operating activities                                     1,625,242         1,772,120           1,605,272

INVESTING ACTIVITIES

Purchases of property and equipment, including
    deposits on aircraft of $1,500,000, $1,200,000 and $70,359,000       (1,627,418)       (1,769,946)         (1,880,173)
Proceeds from dispositions of property and equipment:
    Sale-leaseback transactions                                                  --            80,995             322,852
    Reimbursements of A300 and MD11 deposits                                 24,377            67,269             106,991
    Other dispositions                                                      165,397           195,641             162,672
Acquisitions of businesses                                                 (257,095)               --                  --
Other, net                                                                  (13,378)          (22,716)               (471)
                                                                        -----------       -----------         -----------
Cash used in investing activities                                        (1,708,117)       (1,448,757)         (1,288,129)

FINANCING ACTIVITIES

Principal payments on debt                                                 (115,090)         (269,367)           (533,502)
Proceeds from debt issuances                                                517,664                --             267,105
Proceeds from stock issuances                                                15,523            49,932              33,925
Dividends paid                                                                   --                --              (7,793)
Purchase of treasury stock                                                 (606,506)           (8,168)             (7,049)
Other, net                                                                   13,920                (2)                110
                                                                        -----------       -----------         -----------
Cash used in financing activities                                          (174,489)         (227,605)           (247,204)
                                                                        -----------       -----------         -----------

CASH AND CASH EQUIVALENTS

Cash (used in) provided by continuing operations                           (257,364)           95,758              69,939
Cash used in discontinued operations                                             --                --              (1,735)
Balance at beginning of year                                                325,323           229,565             161,361
                                                                        -----------       -----------         -----------
Balance at end of year                                                  $    67,959       $   325,323         $   229,565
                                                                        ===========       ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

On January 19, 2000, new branding strategy was announced that resulted in name changes of the holding company and certain operating companies to include the FedEx brand name. The name of the holding company was changed from FDX Corporation to FedEx Corporation ("FedEx") and the following operating subsidiaries' names were changed:


              Former Name                                  New Name                              Brand Name
  ------------------------------------    -------------------------------------------    ---------------------------
            RPS, Inc.                      FedEx Ground Package System, Inc.             FedEx Ground
            FDX Logistics                  FedEx Global Logistics, Inc.                  FedEx Logistics
            Roberts Express                FedEx Custom Critical, Inc.                   FedEx Custom Critical

The names of Federal Express Corporation ("FedEx Express") and Viking Freight, Inc. ("Viking") did not change.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is reflected in the results of operations.

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Flight equipment                                                  5 to 20 years
Package handling and ground support equipment and vehicles        3 to 30 years
Computer and electronic equipment                                 3 to 10 years
Other                                                             2 to 30 years

Aircraft airframes and engines are assigned residual values ranging from 10% to 20% of asset cost. All other property and equipment have no material residual values. Vehicles are depreciated on a straight-line basis over five to 10 years.

For income tax purposes, depreciation is generally computed using accelerated methods.

DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized over the life of the lease as a reduction of rent expense. Included in other liabilities at May 31, 2000 and 1999, were deferred gains of $533,371,000 and $429,488,000, respectively.

DEFERRED LEASE OBLIGATIONS. While certain of FedEx's aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. Included in other liabilities at May 31, 2000 and 1999, were $354,566,000 and $321,248,000, respectively, representing the cumulative difference between rent expense and rent payments.

SELF-INSURANCE ACCRUALS. FedEx is self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims. Included in other liabilities at May 31, 2000 and 1999, were $324,869,000 and $282,889,000, respectively, representing the long-term portion of self-insurance accruals for FedEx's workers' compensation and vehicle liabilities.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities, and development of certain software up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $34,823,000, $38,880,000 and $33,009,000 for 2000, 1999 and 1998,
respectively.

ADVERTISING. Advertising costs are generally expensed as incurred and are included in other operating expenses. Advertising expenses were $221,511,000, $202,104,000 and $183,253,000 in 2000, 1999 and 1998, respectively.

CASH EQUIVALENTS. Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $15,116,000, $12,399,000 and $11,283,000 in 2000, 1999 and 1998, respectively.

MARKETABLE SECURITIES. FedEx's marketable securities are available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of related deferred income taxes, as a component of accumulated other comprehensive income within common stockholders' investment.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts are stated principally at weighted-average cost; supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Neither method values inventory in excess of current replacement cost.

GOODWILL. Goodwill is the excess of the purchase price over the fair value of net assets of businesses acquired. It is amortized on a straight-line basis over periods generally ranging from 15 to 40 years. Accumulated amortization was $165,624,000 and $157,106,000 at May 31, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. FedEx reviews long-lived assets for impairment when circumstances indicate the carrying value of an asset may not be recoverable. If an impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of FedEx's foreign operations that use local currencies as the functional currency are accumulated and reported, net of related deferred income taxes, as a component of accumulated other comprehensive income within common stockholders' investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. FedEx uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

FedEx has not provided for U.S. federal income taxes on its foreign subsidiaries' earnings deemed to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

REVENUE RECOGNITION. Revenue is recorded based on the percentage of service completed at the balance sheet date.

RECENT PRONOUNCEMENTS. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, was subsequently amended by SFAS No. 137, and is now effective for fiscal years beginning after June 15, 2000 (2002 for FedEx). The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact of the adoption of SFAS No. 133, if any, on earnings, comprehensive income and financial position will depend on the amount, timing and nature of any agreements entered into by FedEx. As of May 31, 2000, FedEx has not adopted the provisions of SFAS No. 133.

SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000, and amends SFAS No. 133. SFAS No. 138 must be adopted concurrently with FedEx's adoption of SFAS No. 133. FedEx does not believe the amendment will affect its implementation of SFAS No. 133.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3:   BUSINESS COMBINATION AND ACQUISITIONS

On January 27, 1998, FedEx Express became a wholly-owned subsidiary of FedEx Corporation in connection with the acquisition of Caliber System, Inc. ("Caliber"). The acquisition was accounted for as a pooling of interests. FedEx Corporation exchanged 0.8 shares of its common stock for each share of Caliber common stock. Each share of FedEx Express's common stock was automatically converted into one share of FedEx Corporation common stock.

On September 10, 1999, FedEx Logistics acquired the assets of GeoLogistics Air Services, Inc., an airfreight forwarder servicing freight shipments between the United States and Puerto Rico, for approximately $116,000,000 in cash. This business operates under the name Caribbean Transportation Services, Inc. The excess of purchase price over the estimated fair value of the net assets acquired ($103,000,000) has been recorded as goodwill and is being amortized ratably over 15 years.

On February 29, 2000, FedEx acquired the common stock of Tower Group International, a leader in the business of providing international customs clearance services, for approximately $140,000,000 in cash. This business is operating as a subsidiary of FedEx Trade Networks, Inc. ("FedEx Trade Networks"). The excess of purchase price over the estimated fair value of the net assets acquired ($30,000,000) has been recorded as goodwill and is being amortized ratably over 25 years.

On March 31, 2000, FedEx acquired the common stock of World Tariff, Limited, a premier source of customs duty and tax information around the globe, for approximately $8,400,000 in cash and stock. This business is operating as a subsidiary of FedEx Trade Networks. The excess of purchase price over the estimated fair value of the net assets acquired ($8,300,000) has been recorded as goodwill and is being amortized ratably over 25 years.

The operating results of these acquired companies are included in the operations of FedEx from the date of acquisition. Pro forma results including these acquisitions would not differ materially from reported results in any of the periods presented.

NOTE 4:   ACCRUED SALARIES AND EMPLOYEE BENEFITS AND ACCRUED EXPENSES

The components of accrued salaries and employee benefits and accrued expenses were as follows:


                                                                          May 31,
                                                              -----------------------------
                                                                  2000              1999
                                                              ------------       ----------
                                                                      (In thousands)
Salaries                                                       $   216,705        $ 216,647
Employee benefits                                                  225,192          236,741
Compensated absences                                               313,850          287,104
                                                               -----------        ---------
   Total accrued salaries and employee benefits                $   755,747        $ 740,492
                                                               ===========        =========

Insurance                                                      $   363,899        $ 345,804
Taxes other than income taxes                                      237,342          225,378
Other                                                              406,646          324,193
                                                               -----------        ---------
   Total accrued expenses                                      $ 1,007,887        $ 895,375
                                                               ===========        =========

NOTE 5:   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS


                                                                         May 31,
                                                                ---------------------------
                                                                  2000             1999
                                                                -------         -----------
                                                                      (In thousands)
Unsecured debt, interest rates of 7.60% to 10.57%,
     due through 2098                                           $  975,862       $  988,120
Unsecured sinking fund debentures, interest rate of 9.63%,
     originally due through 2020, called during 2000                    --           98,598
Commercial paper, effective interest rate of  6.73%                521,031               --
Capital lease obligations and tax exempt bonds,
     interest rates of 5.35% to 7.88%, due through 2017            253,569          253,425
       Less bond reserves                                            9,024            9,024
                                                                ----------       ----------
                                                                   244,545          244,401
Other debt, interest rates of 9.68% to 11.12%                       41,352           43,487
                                                                ----------       ----------
                                                                 1,782,790       $1,374,606
       Less current portion                                          6,537           14,938
                                                                ----------       ----------
                                                                $1,776,253       $1,359,668
                                                                ==========       ==========

FedEx has a $1,000,000,000 revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment for $200,000,000 through October 13, 2000. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. The agreement contains certain covenants and restrictions, none of which are expected to significantly affect FedEx's operations or its ability to pay dividends. As of May 31, 2000, approximately $2,093,000,000 was available for the payment of dividends under the restrictive covenant of the agreement. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Borrowings under this credit agreement and commercial paper borrowings are classified as long-term based on FedEx's ability and intent to refinance such borrowings. At May 31, 2000, $478,000,000 of the $1,000,000,000 commitment amount was available.

Unsecured sinking fund debentures in the amount of $100,000,000, originally due through 2020, were redeemed by FedEx Express on March 1, 2000. Other income (expense) includes a charge of approximately $6,000,000, which represents premiums paid to the holders of the bonds retired and the write-off of the related unamortized deferred finance charges and discount.

The components of unsecured debt were as follows:

                                                                                                  May 31,
                                                                                       ---------------------------
                                                                                          2000             1999
                                                                                       ----------        ---------
                                                                                             (In thousands)
Senior debt, interest rates of 7.80% to 9.88%, due through 2013                        $  673,970        $ 673,779
Bonds, interest rate of 7.60%, due in 2098                                                239,382          239,376
Medium term notes, interest rates of 9.95% to 10.57%, due through 2007                     62,510           74,965
                                                                                       ----------        ---------
                                                                                       $  975,862        $ 988,120
                                                                                       ==========        =========

Of the senior debt outstanding at May 31, 2000 and 1999, $200,000,000 was issued by Caliber. On April 28, 2000, FedEx assumed all obligations relating to the notes, including restrictive covenants limiting the ability of FedEx and its subsidiaries to incur liens on assets and enter into leasing transactions. These notes mature on August 1, 2006 and bear interest at 7.80%.

Tax exempt bonds were issued by the Memphis-Shelby County Airport Authority ("MSCAA") and the City of Indianapolis. Lease agreements with the MSCAA and a loan agreement with the City of Indianapolis covering the facilities and equipment financed with the bond proceeds obligate FedEx Express to pay rentals and loan payments, respectively, equal to the principal and interest due on the bonds.

Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 2000, are as follows: $6,500,000 in 2001; $202,600,000 in 2002; $6,100,000 in 2003; $25,100,000 in 2004; and $5,500,000 in 2005.

FedEx's long-term debt, exclusive of capital leases, had carrying values of $1,063,000,000 and $1,178,000,000 at May 31, 2000 and 1999, respectively, compared with fair values of approximately $1,055,000,000 and $1,250,000,000 at those dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 6:   LEASE COMMITMENTS

FedEx utilizes certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2027. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days' notice.

The components of property and equipment recorded under capital leases were as follows:

                                                                                               May 31,
                                                                                   ----------------------------
                                                                                       2000             1999
                                                                                   ----------        ----------
                                                                                            (In thousands)
Package handling and ground support equipment and vehicles                          $  226,580       $  245,041
Facilities                                                                             134,442          134,442
Computer and electronic equipment and other                                              6,852            6,496
                                                                                    ----------       ----------
                                                                                       367,874          385,979
     Less accumulated amortization                                                     260,526          268,696
                                                                                    ----------       ----------
                                                                                    $  107,348       $  117,283
                                                                                    ==========       ==========

Rent expense under operating leases for the years ended May 31 was as follows:


                                                                      2000              1999           1998
                                                                  ------------     -------------    -----------
                                                                                    (In thousands)
Minimum rentals                                                    $ 1,298,821       $ 1,246,259    $ 1,135,567
Contingent rentals                                                      98,755            59,839         60,925
                                                                   -----------       -----------    -----------
                                                                   $ 1,397,576       $ 1,306,098    $ 1,196,492
                                                                   ===========       ===========    ===========

Contingent rentals are based on hours flown under supplemental aircraft leases.

A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2000 is as follows:


                                                                         Capital                   Operating
                                                                         Leases                      Leases
                                                                         -------                   ---------
                                                                                (In thousands)
2001                                                                     $ 15,195                $  1,258,109
2002                                                                       15,174                   1,087,035
2003                                                                       15,024                     990,125
2004                                                                       14,894                     926,290
2005                                                                       14,828                     877,701
Thereafter                                                                287,673                   9,263,996
                                                                         --------                ------------
                                                                         $362,788                $ 14,403,256
                                                                         ========                ============

At May 31, 2000, the present value of future minimum lease payments for capital lease obligations, including certain tax exempt bonds, was $200,259,000.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

NOTE 7:   PREFERRED STOCK

The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2000, none of these shares had been issued.

NOTE 8:   COMMON STOCKHOLDERS' INVESTMENT

STOCK COMPENSATION PLANS

At May 31, 2000, FedEx had options and awards outstanding under stock-based compensation plans described below. As of May 31, 2000, there were 25,210,811 shares of common stock reserved for issuance under these plans. The Board of Directors has authorized repurchase of FedEx's common stock necessary for grants under its restricted stock plans. As of May 31, 2000, 13,418,185 of the 27,688,302 total shares repurchased by FedEx at an average cost of $27.42 (including the 15,000,000 shares repurchased under the current year stock repurchase program, see Note 9) had been reissued under the above-mentioned plans.

FedEx applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to measure compensation expense for its plans. Compensation cost for the restricted stock plans was $12,178,000, $8,928,000 and $5,817,000 for 2000, 1999 and
1998, respectively. If compensation cost for FedEx's stock-based compensation plans had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," FedEx's net income and earnings per share would have been the pro forma amounts indicated below:

                                                               2000             1999           1998
                                                             --------         --------       --------
                                                                (In thousands, except per share data)
Net income:
  As reported                                                $688,336        $631,333        $503,030
  Pro forma                                                   659,601         609,960         489,556

Earnings per share, assuming dilution:
  As reported                                                $   2.32        $   2.10        $   1.69
  Pro forma                                                      2.23            2.03            1.64

The pro forma disclosures, applying SFAS No. 123, are not likely to be representative of pro forma disclosures for future years. The pro forma effect is not expected to be fully reflected until 2002, since SFAS No. 123 is applicable to options granted by FedEx after May 31, 1995, and because options vest over several years and additional grants could be made.

FIXED STOCK OPTION PLANS

Under the provisions of FedEx's stock incentive plans, options may be granted to certain key employees (and, under the 1997 plan, to directors who are not employees of FedEx) to purchase shares of common stock of FedEx at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Board of Directors. Presently, option vesting periods range from one to eight years. At May 31, 2000, there were 9,714,810 shares available for future grants under these plans.

Beginning with the grants made on or after June 1, 1995, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:


                                                     2000                    1999                    1998
                                              ------------------      ------------------      ------------------
Dividend yield                                                0%                      0%                      0%
Expected volatility                                          30%                     25%                     25%
Risk-free interest rate                              5.6% - 6.8%             4.2% - 5.6%             5.4% - 6.5%
Expected lives                                   2.5 - 9.5 years         2.5 - 5.5 years         2.5 - 6.5 years

The following table summarizes information about FedEx's fixed stock option plans for the years ended May 31:


                                           2000                         1999                       1998
                                --------------------------    ------------------------     -----------------------
                                                 Weighted-                     Weighted-                 Weighted-
                                                  Average                       Average                   Average
                                                 Exercise                      Exercise                  Exercise
                                   Shares        Price          Shares         Price         Shares        Price
                                ------------     ---------      ------        ---------    ----------   ---------
Outstanding at
     beginning
     of year                      13,399,532        $23.11     13,388,452       $19.74     13,523,460     $17.09
Granted                            3,218,450         50.79      3,377,500        31.80      2,485,544      28.20
Exercised                         (1,232,699)        18.81     (3,135,640)       17.86     (2,336,984)     13.45
Forfeited                           (374,632)        33.81       (230,780)       26.59       (283,568)     19.51
                                ------------                   ----------                  ----------
Outstanding at
     end of year                  15,010,651         29.12     13,399,532        23.11     13,388,452      19.74
                                ============                   ==========                  ==========
Exercisable at
     end of year                   5,781,855         21.44      4,404,146        18.57      5,349,626      16.92

The weighted-average fair value of options granted during the year was $16.63, $9.12 and $8.25 for the years ended May 31, 2000, 1999 and 1998, respectively.

The following table summarizes information about fixed stock options outstanding at May 31, 2000:


                                      Options Outstanding                                 Options Exercisable
                      ----------------------------------------------------          ---------------------------
                                             Weighted-           Weighted-                            Weighted-
                                              Average             Average                              Average
    Range of             Number              Remaining           Exercise              Number         Exercise
Exercise Prices       Outstanding       Contractual Life          Price             Exercisable        Price
----------------      -----------     ------------------         --------           -----------       ---------
$  8.63 - $10.91           281,246           1.2 years            $  9.73                281,246       $  9.73
  12.00 -  16.50         2,095,522           3.9 years              15.48              1,649,622         15.51
  17.50 -  25.19         4,523,806           5.7 years              20.16              2,139,188         20.65
  26.44 -  37.25         5,068,127           7.7 years              30.61              1,655,299         29.73
  38.69 -  55.94         3,041,950           9.2 years              51.15                 56,500         40.07
                        ----------                                                    ----------

    8.63 - 55.94        15,010,651           6.7 years              29.12              5,781,855         21.44
                        ==========                                                     =========

RESTRICTED STOCK PLANS

Under the terms of FedEx's Restricted Stock Plans, shares of FedEx's common stock are awarded to key employees. All restrictions on the shares expire over periods varying from two to five years from their date of award. Shares are valued at the market price of FedEx's common stock at the date of award. Compensation related to these plans is recorded as a reduction of common stockholders' investment and is being amortized to expense as restrictions on such shares expire. The following table summarizes information about restricted stock awards for the years ended May 31:


                                         2000                          1999                          1998
                                -------------------------   ---------------------------   -------------------------
                                               Weighted-                     Weighted-                   Weighted-
                                                Average                      Average                     Average
                                  Shares      Fair Value       Shares       Fair Value     Shares       Fair Value
                                ----------   ------------   ----------   --------------   --------   -------------
Awarded                           283,750       $51.90        252,000        $32.71        240,000         $32.99

Forfeited                          20,000        37.71         16,900         44.38         28,000          34.94

At May 31, 2000, there were 485,350 shares available for future awards under these plans.

NOTE 9:   COMPUTATION OF EARNINGS PER SHARE

The calculation of basic earnings per share and earnings per share, assuming dilution, for the years ended May 31 was as follows:

                                                                2000           1999          1998
                                                            ----------     ----------     -----------
                                                             (In thousands, except per share amounts)
Income from continuing operations                           $  688,336     $  631,333     $  498,155
Income from discontinued operations                                  -              -          4,875
                                                            ----------     ----------     ----------
Net income applicable to common stockholders                $  688,336     $  631,333     $  503,030
                                                            ==========     ==========     ==========
Average shares of common stock outstanding                     291,727        295,983        293,401

Basic earnings per share:
  Continuing operations                                     $     2.36     $     2.13     $     1.70
  Discontinued operations                                            -              -            .02
                                                            ----------     ----------     ----------
                                                            $     2.36     $     2.13     $     1.72
                                                            ==========     ==========     ==========
Average shares of common stock outstanding                     291,727        295,983        293,401

Common equivalent shares:
  Assumed exercise of outstanding dilutive options              12,735         13,090         13,849
  Less shares repurchased from proceeds
     of assumed exercise of options                             (8,136)        (8,430)        (8,842)
                                                            ----------     ----------     ----------
Average common and common equivalent shares                    296,326        300,643        298,408
                                                            ==========     ==========     ==========

Earnings per share, assuming dilution:
  Continuing operations                                     $     2.32     $     2.10     $     1.67
  Discontinued operations                                            -              -            .02
                                                            ----------     ----------     ----------
                                                            $     2.32     $     2.10     $     1.69
                                                            ==========     ==========     ==========

In September 1999, FedEx's Board of Directors approved a plan that authorized the purchase of up to 15,000,000, or approximately 5%, of FedEx's outstanding shares of common stock. FedEx completed its purchases under the plan in 2000 at an average cost of $39.75 per share. As of May 31, 2000, FedEx had 14,128,998 shares in treasury for general corporate purposes.

NOTE 10:  INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows:

                                           2000            1999             1998
                                        ----------      ----------      ----------
                                                     (In thousands)
Current provision:
   Domestic
       Federal                          $  365,137      $  385,164      $  267,471
       State and local                      48,837          49,918          32,839
   Foreign                                  39,844          22,730          36,543
                                        ----------      ----------      ----------
                                           453,818         457,812         336,853
                                        ----------      ----------      ----------
Deferred provision (credit):
   Domestic
       Federal                              (3,444)        (21,773)         56,408
       State and local                         469          (4,437)          7,860
   Foreign                                  (1,439)         (1,871)            242
                                        ----------      ----------      ----------
                                            (4,414)        (28,081)         64,510
                                        ----------      ----------      ----------
                                        $  449,404      $  429,731      $  401,363
                                        ==========      ==========      ==========

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which FedEx's operations are conducted. There is no direct relationship between FedEx's overall foreign income tax provision and foreign pretax book income due to the different methods of taxation used by countries throughout the world. In 1998, FedEx entities in foreign locations reported a net foreign pretax loss of $98,000,000, comprising foreign pretax income of $208,000,000 and foreign pretax losses of $306,000,000.

A reconciliation of the statutory federal income tax rate to FedEx's effective income tax rate for the years ended May 31 is as follows:


                                                                   2000             1999              1998
                                                                ---------        ---------         ---------
Statutory U.S. income tax rate                                      35.0%            35.0%             35.0%
Increase resulting from:
     State and local income taxes, net of
       federal benefit                                               2.8              2.8               2.7
     Nonrecurring item (1998 Caliber acquisition)                     --               --               3.1
     Other, net                                                      1.7              2.7               3.8
                                                                --------         --------          --------
Effective tax rate                                                  39.5%            40.5%             44.6%
                                                                 =======          =======           =======
Effective tax rate (excluding
     nonrecurring item)                                             39.5%            40.5%             41.5%
                                                                 =======          =======           =======

The significant components of deferred tax assets and liabilities as of May 31 were as follows:


                                                           2000                                1999
                                               ------------------------------    ---------------------------------
                                                                            (In thousands)
                                                Deferred        Deferred            Deferred          Deferred
                                               Tax Assets    Tax Liabilities       Tax Assets      Tax Liabilities
                                               ----------    ---------------       ----------      ---------------
Property, equipment and leases                  $206,239         $686,547           $122,515           $608,719
Employee benefits                                207,297          127,784            198,750             79,374
Self-insurance accruals                          245,923               --            228,020                 --
Other                                            224,615           96,572            233,331             97,264
                                               ---------       ----------          ---------         ----------
                                                $884,074         $910,903           $782,616           $785,357
                                                ========         ========           ========           ========

NOTE 11: EMPLOYEE BENEFIT PLANS

PENSION PLANS. FedEx sponsors defined benefit pension plans covering a majority of employees. The largest plans cover certain U.S. employees age 21 and over, with at least one year of service, and provide benefits based on average earnings and years of service. Plan funding is actuarially determined, and is also subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Plan assets consist primarily of marketable equity securities and fixed income instruments. During 1999, benefits provided under certain of FedEx's pension plans were enhanced, principally in connection with the ratification on February 4, 1999, of a collective bargaining agreement between FedEx Express and the Fedex Pilots Association ("FPA"). These benefit enhancements are reflected in the funded status of the plans at May 31, 2000 and 1999, but did not materially affect pension cost in either year.

POSTRETIREMENT HEALTH CARE PLANS. FedEx Express offers medical and dental coverage to eligible U.S. retirees and their eligible dependents. Vision coverage is provided for retirees, but not their dependents. Substantially all FedEx Express U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service with FedEx Express of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Life insurance benefits are provided only to retirees of the former Tiger International, Inc. who retired prior to acquisition. FedEx Ground offers similar benefits to its eligible retirees.

The following table provides a reconciliation of the changes in the pension and postretirement health care plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2000 and a statement of the funded status as of May 31, 2000 and 1999:


                                                                                            Postretirement
                                                          Pension Plans                     Health Care Plans
                                                      ---------------------               ------------------------
                                                      2000             1999               2000              1999
                                                      ----             ----               ----              ----
                                                                             (In thousands)
CHANGE IN BENEFIT OBLIGATION
----------------------------
Benefit obligation at beginning of year             $4,385,519        $4,121,795       $  246,186       $  217,027
  Service cost                                         337,780           331,005           26,450           23,676
  Interest cost                                        336,143           288,221           19,579           16,962
  Amendments, benefit enhancements
     and acquisitions                                   12,853           125,145            1,420            1,681
  Actuarial gain                                      (510,132)         (427,179)         (28,607)          (7,402)
  Plan participant contributions                            --                --            1,112              679
  Foreign currency exchange rate changes                  (618)            3,112               --               --
  Benefits paid                                        (67,800)          (56,580)          (9,133)          (6,437)
                                                    ----------        ----------       ----------       ----------
Benefit obligation at end of year                   $4,493,745        $4,385,519       $  257,007       $  246,186
                                                    ==========        ==========       ==========       ==========


CHANGE IN PLAN ASSETS
---------------------
Fair value of plan assets at
     beginning of year                              $4,952,431        $4,434,870       $       --       $       --
  Actual return on plan assets                         630,706           451,738               --               --
  Foreign currency exchange rate changes                (5,192)           (1,283)              --               --
  Company contributions                                217,271           123,686            8,021            5,758
  Plan participant contributions                            --                --            1,112              679
  Benefits paid                                        (67,800)          (56,580)          (9,133)          (6,437)
                                                    ----------        ----------       ----------       ----------
Fair value of plan assets at end of year            $5,727,416        $4,952,431       $       --       $       --
                                                    ==========        ==========       ==========       ==========

FUNDED STATUS OF THE PLANS                          $1,233,671        $  566,912       $ (257,007)      $ (246,186)
--------------------------
  Unrecognized actuarial gain                       (1,173,903)         (595,238)         (49,286)         (20,809)
  Unrecognized prior service cost                      121,697           132,116              254              291
  Unrecognized transition amount                       (10,529)          (11,852)              --               --
                                                    ----------        ----------       ----------       ----------
Prepaid (accrued) benefit cost                     $   170,936        $   91,938        $(306,039)       $(266,704)
                                                   ===========        ==========        =========        =========

Amounts Recognized in the
Balance Sheet at May 31:
------------------------
  Prepaid benefit cost                             $   302,935        $  188,423        $      --        $      --
  Accrued benefit liability                           (131,999)          (96,485)        (306,039)        (266,704)
  Minimum pension liability                            (12,662)          (86,000)              --               --
  Intangible asset                                      12,662            86,000               --               --
                                                    ----------        ----------       ----------        ---------
Prepaid (accrued) benefit cost                     $   170,936        $   91,938       $ (306,039)       $(266,704)
                                                   ===========        ===========      ==========        =========

Net periodic benefit cost for the years ended May 31 was as follows:

                                                                                            Postretirement
                                                  Pension Plans                            Health Care Plans
                                         ------------------------------------       -----------------------------------
                                            2000         1999         1998             2000         1999         1998
                                         ----------   ----------   ----------       ---------     --------     --------
                                                                         (In thousands)
Service cost                               $337,780     $331,005     $250,753        $26,450       $23,676      $18,385
Interest cost                               336,143      288,221      245,697         19,579        16,962       14,767
Expected return on plan assets             (546,169)    (483,709)    (377,421)            --            --           --
Net amortization and deferral                 5,977       (1,948)      (2,304)           (93)         (211)        (709)
                                           --------     --------     --------        -------       -------      -------
                                           $133,731     $133,569     $116,725        $45,936       $40,427      $32,443
                                           ========     ========     ========        =======       =======      =======

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

                                              2000         1999         1998            2000           1999       1998
                                             ------       ------       ------          ------         ------     ------
Discount rate                                 8.5%         7.5%         7.0%            8.3%           7.3%        7.2%
Rate of increase in future
  compensation levels                         5.0          4.6          4.6               -              -           -
Expected long-term rate of
  return on assets                           10.9         10.9         10.3               -              -           -

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $177,900,000, $126,300,000 and $2,700,000, respectively, as of May 31, 2000, and $201,700,000, $172,800,000 and $2,600,000,
respectively, as of May 31, 1999. The minimum pension liability and corresponding intangible asset recognized in the balance sheet at May 31, 1999, relate principally to the collective bargaining agreement between FedEx Express and the FPA. During 2000, FedEx obtained the necessary approvals to fund a substantial portion of these benefits in the qualified pension plan, and the minimum liability and related intangible asset have been reduced accordingly.

FedEx Express's future medical benefit costs were estimated to increase at an annual rate of 8.5% during 2001, decreasing to an annual growth rate of 6.3% in 2006 and thereafter. Future dental benefit costs were estimated to increase at an annual rate of 7.5% during 2001, decreasing to an annual growth rate of 6.3% in 2006 and thereafter. FedEx Express's cost is capped at 150% of the 1993 employer cost and, therefore, will not be subject to medical and dental trends after the capped cost is attained, projected to be in 2001. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2000, or 2000 benefit expense. Claims are paid as incurred.

PROFIT SHARING PLANS. The profit sharing plans cover a majority of U.S. employees age 21 and over, with at least one year of service with FedEx as of the contribution date. The plans provide for discretionary employer contributions, which are determined annually by the Board of Directors. Profit sharing expense was $125,300,000 in 2000, $137,500,000 in 1999 and $124,700,000
in 1998. Included in these expense amounts are cash distributions made directly to employees of $39,100,000, $46,800,000 and $43,100,000 in 2000, 1999 and 1998,
respectively.

NOTE 12: BUSINESS SEGMENT INFORMATION

FedEx Corporation is a global transportation and logistics provider primarily composed of FedEx

Express, the world's largest express transportation company, and FedEx Ground, a ground small-package carrier. Other operating companies included in the FedEx Corporation portfolio are FedEx Logistics, a contract logistics provider; FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, a global trade services company; and Viking, a regional less-than-truckload freight carrier operating principally in the western United States. Other also includes certain unallocated corporate items.

FedEx has determined its reportable operating segments to be FedEx Express and FedEx Ground, both of which operate in single lines of business. FedEx evaluates financial performance based on operating income.

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to FedEx's consolidated financial statement totals:

                                                        FedEx              FedEx                         Consolidated
                                                       Express             Ground           Other            Total
                                                    -------------        -----------     -----------     ------------
                                                                                 (In thousands)
REVENUES
--------
 2000                                                $15,068,338        $2,032,570       $1,156,037       $18,256,945
 1999                                                 13,979,277         1,878,107          916,086        16,773,470
 1998                                                 13,254,841         1,710,882          907,087        15,872,810

DEPRECIATION AND AMORTIZATION
-----------------------------
 2000                                                $   997,735        $   99,140       $   57,988       $ 1,154,863
 1999                                                    912,002            82,640           40,476         1,035,118
 1998                                                    844,606            79,835           39,291           963,732

OPERATING INCOME
----------------
 2000                                                $   899,610        $  225,812     $     95,652       $ 1,221,074
 1999                                                    871,476(1)        231,010           60,600         1,163,086
 1998                                                    836,733           171,203            2,724(2)      1,010,660

SEGMENT ASSETS
--------------
 2000                                                $ 9,740,539        $1,057,519     $    729,053      $ 11,527,111
 1999                                                  9,115,975           896,723          635,513        10,648,211


(1) Includes $81,000,000 of strike contingency costs.  See Note 16.
(2) Includes $74,000,000 of merger expenses.

The following table provides a reconciliation of reportable segment capital expenditures to FedEx's consolidated totals for the years ended May 31:


                                       FedEx            FedEx                          Consolidated
                                      Express           Ground            Other            Total
                                    -----------      ------------         -------     -------------
                                                             (In thousands)
2000                                 $1,330,904         $244,073           $52,441      $1,627,418
1999                                  1,550,161          179,969            39,816       1,769,946
1998                                  1,761,963           78,041            40,169       1,880,173


The following table presents FedEx's revenue by service type and geographic information for the years ended or as of May 31:

REVENUE BY SERVICE TYPE
-----------------------

                                                       2000                   1999                 1998
                                                  ---------------      ----------------      ----------------
                                                                         (In thousands)
FedEx Express:
    Package:
       U.S. overnight                                $  7,537,844          $  7,185,462          $  6,810,211
       U.S. deferred                                    2,428,002             2,271,151             2,179,188
       International priority                           3,551,593             3,018,828             2,731,140
    Freight:
       U.S.                                               566,259               439,855               337,098
       International                                      492,280               530,759               597,861
    Other                                                 492,360               533,222               599,343
                                                   --------------        --------------        --------------
         Total FedEx Express                           15,068,338            13,979,277            13,254,841
FedEx Ground                                            2,032,570             1,878,107             1,710,882
Other                                                   1,156,037               916,086               907,087
                                                    -------------        --------------        --------------
                                                     $ 18,256,945          $ 16,773,470          $ 15,872,810
                                                    =============        ==============        ==============

GEOGRAPHIC INFORMATION (1)
--------------------------
Revenues:
       U.S.                                          $ 13,804,849          $ 12,910,107          $ 12,231,537
       International                                    4,452,096             3,863,363             3,641,273
                                                    -------------         -------------         -------------
                                                      $18,256,945          $ 16,773,470          $ 15,872,810
                                                    =============         =============         =============

Long-lived assets:
       U.S.                                          $  7,224,219          $  6,506,424
       International                                    1,018,148             1,000,759
                                                    -------------         -------------
                                                     $  8,242,367          $  7,507,183
                                                     ============          ============


 (1) Generally, international revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows:

                                                                2000               1999                  1998
                                                             ----------         ----------            ----------
                                                                              (In thousands)
Interest (net of capitalized interest)                       $  124,964           $114,326              $130,250
Income taxes                                                    354,614            437,340               355,563


Noncash investing and financing activities for the years ended May 31 were as follows:

                                                                 2000              1999                  1998
                                                               --------         ----------            ----------
                                                                             (In thousands)
Fair value of assets surrendered under exchange
       agreements (with two airlines)                           $19,450            $48,248               $90,428
Fair value of assets acquired under
       exchange agreements                                       28,018             34,580                78,148
                                                               --------           --------              --------
Fair value of assets surrendered (under) over

                                      F-22



       fair value of assets acquired                           $ (8,568)          $ 13,668              $ 12,280
                                                               =========          ========              ========
Fair value of treasury stock issued in business
       acquisition                                             $  6,817           $     --              $     --
                                                               ========          =========              ========

NOTE 14: COMMITMENTS AND CONTINGENCIES

FedEx's annual purchase commitments under various contracts as of May 31, 2000, were as follows (in thousands):


                                                            Aircraft-
                                        Aircraft            Related (1)          Other (2)              Total
                                        --------            -----------         ----------         --------------
2001                                    $222,500              $427,600           $376,300            $1,026,400
2002                                     252,000               381,300             18,300               651,600
2003                                     441,700               456,900              7,600               906,200
2004                                     235,000               446,500              7,600               689,100
2005                                     165,400               452,200              7,600               625,200


(1) Primarily aircraft modifications, rotables, spare parts and spare engines.
(2) Primarily facilities, vehicles, computer and other equipment.

At May 31, 2000, FedEx Express was committed to purchase 28 MD11s, 13 DC10s (in addition to those discussed in the following paragraph) and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $7,100,000 have been made toward these purchases.

FedEx Express has agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of May 31, 2000), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 11 additional DC10s along with additional aircraft engines and equipment.

In April 2000, put options were exercised by an airline requiring FedEx Express to purchase six DC10s (in addition to those discussed in the preceding paragraph) for a total purchase price of $26,400,000. Delivery of the aircraft is expected to be completed by April 2001.

In January 1999, put options were exercised by an airline requiring FedEx Express to purchase six DC10s (in addition to those discussed above) for a total purchase price of $21,150,000. Delivery of five of the aircraft was completed by August 1999, and the commitment to purchase the sixth aircraft has been cancelled.

FedEx has entered into jet fuel hedging contracts on behalf of its subsidiary FedEx Express, which are designed to limit its exposure to fluctuations in jet fuel prices. Under these jet fuel hedging contracts, FedEx makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, FedEx received $18,512,000 in 2000 and made payments of $28,764,000 in 1998. There was no jet fuel hedging activity in 1999. As of May 31, 2000, contracts in place to fix the price of jet fuel cover a total notional volume of 352,822,000 gallons or approximately one-third of the estimated usage in 2001. Based on current market prices, the fair value of these jet fuel hedging contracts, which have no carrying value, was an asset of approximately $51,060,000 at May 31, 2000. There were no such jet fuel hedging contracts in place at May 31, 1999.

NOTE 15: LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect FedEx's financial position or results of operations.

NOTE 16: OTHER EVENTS

In 2000, FedEx Express recorded nonoperating gains of approximately $11,000,000 from the sale of securities and approximately $12,000,000 from the insurance settlement for a leased MD11 destroyed in October 1999.

To avoid service interruptions related to a threatened strike by the FPA in November 1998, FedEx and FedEx Express implemented strike contingency plans including entering into agreements for additional third-party air and ground transportation and establishing special financing arrangements. Subsequently, a five-year collective bargaining agreement was ratified by the FPA membership in February 1999 and became effective May 31, 1999. Costs associated with these contingency plans were approximately $91,000,000. Of these costs, approximately $81,000,000, primarily the cost of contracts for supplemental airlift and ground transportation, was included in operating expenses. The remaining $10,000,000 was included in nonoperating expenses and represents the costs associated with obtaining additional short-term financing capabilities.

In 1998, FedEx Express realized a net gain of $17,000,000 from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. The gain was recorded in operating and nonoperating income in substantially equal amounts.

FedEx incurred $88,000,000 of merger expenses related to the acquisition of Caliber and the formation of FedEx in 1998, primarily investment banking fees and payments to members of Caliber's management in accordance with pre-existing management retention agreements. There are no remaining accrued costs at May 31, 2000 related to the merger.

On March 27, 1997, Caliber announced a major restructuring of its Viking subsidiary. In connection with the restructuring, Viking recorded a pretax restructuring charge of $85,000,000 ($56,400,000 net of tax) in the period from January 1, 1997 to May 24, 1997. This restructuring charge is included in the adjustment to conform Caliber's fiscal year in the accompanying Consolidated Statements of Changes in Stockholders' Investment and Comprehensive Income and, therefore, is excluded from the Consolidated Statements of Income. Components of the $85,000,000 restructuring charge included asset impairment charges, future lease costs and other contractual obligations, employee severance and other benefits and other exit costs. Gains on assets sold in the restructuring of $16,000,000 were recognized in the third quarter of 1998 and estimates, primarily for future lease costs, were revised in 2000 resulting in a favorable adjustment of approximately $10,000,000. There are no remaining accrued restructuring costs at May 31, 2000.

On November 6, 1995, Caliber announced plans to exit the airfreight business served by its wholly-owned subsidiary, Roadway Global Air, Inc. Income from discontinuance of $4,875,000, net of tax, in 1998 included the favorable settlement of leases and other contractual obligations.

NOTE 17: SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)

                                                 First             Second            Third            Fourth
                                                Quarter            Quarter           Quarter          Quarter
                                               -----------       ----------          --------         ---------
                                                        (In thousands, except earnings per share)
2000
----
Revenues                                        $4,319,977       $4,570,104        $4,518,057       $4,848,807
Operating income                                   283,807          304,535           206,472          426,260
Income before income taxes                         262,880          282,928           186,998          404,934
Net income                                         159,034          171,183           113,128          244,991
Earnings per common share                              .53              .58               .39              .86
Earnings per common share -
   assuming dilution                                   .52              .57               .39              .85

1999 (1)
----
Revenues                                        $4,082,302       $4,209,237        $4,098,418       $4,383,513
Operating income                                   283,843          336,987           152,038          390,218
Income before income taxes                         255,348          312,404           121,269          372,043
Net income                                         149,379          182,756            77,833          221,365
Earnings per common share                              .51              .62               .26              .74
Earnings per common share -
   assuming dilution                                   .50              .61               .26              .73


(1) Third quarter 1999 results included approximately $91,000,000 of expenses ($54,100,000 net of tax or $.18 per share, assuming dilution) for contingency plans made by FedEx related to the threatened strike by the FPA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To FedEx Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of FedEx Corporation included in this Form 10-K, and have issued our report thereon dated June 27, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of FedEx Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 /s / Arthur  Andersen LLP
                                                 ---------------------------
                                                  ARTHUR ANDERSEN LLP

Memphis, Tennessee
June 27, 2000

SCHEDULE II

                       FEDEX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED MAY 31, 2000,
                                  1999 AND 1998
                                 (In thousands)

                                                                 ADDITIONS
                                                          ----------------------
                                       Balance       Charged              Charged                               Balance
                                          At           To                    To                                    At
                                      Beginning     Costs and              Other                                 End Of
         Description                   of Year      Expenses              Accounts         Deductions             Year
         -----------                  ---------    ----------            ------------      ------------         ---------
Accounts
Receivable Allowances
---------------------

2000.............................       $68,305       $84,165            $19,553   (A)        $ 86,051  (B)      $85,972
                                        =======       =======            =======              ========           =======

1999.............................       $61,409       $71,704            $ 2,769   (A)        $ 67,577  (B)      $68,305
                                        =======       =======            =======              ========           =======

1998............................        $86,154       $95,634            $    --              $120,379  (B)      $61,409
                                        =======       =======            =======              ========           =======


Viking

Restructuring Reserve
---------------------
2000                                    $16,039       $(9,528)  (C)      $(5,536)  (A)        $    975  (D)      $    --
                                        =======       =======            =======              ========           =======

1999                                    $18,857       $    --            $    --              $  2,818  (D)      $16,039
                                        =======       =======            =======              ========           =======

1998.........................           $64,342       $    --            $    --              $ 45,485  (D)      $18,857
                                        =======       =======            =======              ========           =======

Reserve Related to
Merger of FedEx
Express and Caliber
--------------------
2000                                    $15,646       $(4,568)  (C)      $(3,554)  (A)        $  7,524  (D)      $    --
                                        =======       =======            =======              ========           =======

1999                                    $27,274       $    --            $    --              $ 11,628  (D)      $15,646
                                        =======       =======            =======              ========           =======

1998.........................           $    --       $88,000            $    --              $ 60,726  (D)      $27,274
                                        =======       =======            =======              ========           =======


(A) Reclassifications and reserves assumed in connection with acquisitions.
(B) Uncollectible accounts written off, net of recoveries.
(C) Change in estimate, credited to operations.
(D) Amounts paid and charged to reserve.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
--------                  ------------------------
*3.1         Amended and Restated Certificate of Incorporation of FedEx, as
             amended.

3.2          Amended and Restated By-laws of FedEx (Filed as Exhibit 3.2 to
             Amendment No. 1 to FedEx's Registration Statement on Form S-4,
             Commission File No. 333-39483, and incorporated herein by reference.)

10.1 Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Memphis-Shelby County Airport Authority (the
             "Authority") and FedEx Express. (Refiled as Exhibit 10.12 to FedEx
             Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2 First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and FedEx Express. (Filed as Exhibit 10.13 to FedEx
             Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3 Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Refiled as Exhibit 10.14 to FedEx
             Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4 Third Supplemental Lease Agreement dated November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 28.22 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5         Fourth Supplemental Lease Agreement dated July 1, 1983 between the
             Authority and FedEx Express. (Filed as Exhibit 28.23 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6 Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.24 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7         Sixth Supplemental Lease Agreement dated April 1, 1984 between the
             Authority and FedEx Express. (Filed as Exhibit 28.25 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8         Seventh Supplemental Lease Agreement dated June 1, 1984 between the
             Authority and FedEx Express. (Filed as Exhibit 28.26 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)



10.9         Eighth Supplemental Lease Agreement dated July 1, 1988 between the
             Authority and FedEx Express. (Filed as Exhibit 28.27 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10        Ninth Supplemental Lease Agreement dated July 12, 1989 between the
             Authority and FedEx Express. (Filed as Exhibit 28.28 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11        Tenth Supplemental Lease Agreement dated October 1, 1991 between the
             Authority and FedEx Express. (Filed as Exhibit 28.29 to FedEx
             Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12 Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and FedEx Express. (Filed as Exhibit 10.21 to
             FedEx Express's FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13        Twelfth Supplemental Lease Agreement dated July 1, 1993 between the
             Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx
             Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14 Thirteenth Supplemental Lease Agreement dated as of June 1, 1995 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to
             FedEx Express's FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15 Fourteenth Supplemental Lease Agreement dated as of January 1, 1996 between the Authority and FedEx Express. (Filed as Exhibit 10.24 to
             FedEx Express's FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.16 Fifteenth Supplemental Lease Agreement dated as of January 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to
             FedEx Express's FY97 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17 Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to
             FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.18 Seventeenth Supplemental Lease Agreement dated as of May 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to
             FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19 Eighteenth Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to
             FedEx Express's FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)




10.20        Nineteenth Supplemental Lease Agreement dated as of September 1,
             1998 between the Authority and FedEx Express. (Filed as Exhibit
             10.1 to FedEx Express's FY99 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.21 Twentieth Supplemental Lease Agreement dated as of April 1, 2000 between the Authority and FedEx Express.

*10.22 Twenty-First Supplemental Lease Agreement dated as of May 15, 2000 between the Authority and FedEx Express.

10.23        Second Special Facility Supplemental Lease Agreement dated as of
             November 1, 1982 between the Authority and FedEx Express. (Filed as
             Exhibit 10.26 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.24        Third Special Facility Supplemental Lease Agreement dated as of
             December 1, 1984 between the Authority and FedEx Express. (Refiled as Exhibit 10.25 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.25        Fourth Special Facility Supplemental Lease Agreement dated as of
             July 1, 1992 between the Authority and FedEx Express. (Filed as
             Exhibit 10.20 to FedEx Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.26        Fifth Special Facility Supplemental Lease Agreement dated as of July
             1, 1997 between the Authority and FedEx Express. (Filed as Exhibit
             10.35 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27 Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx
             Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28 Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to
             FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)




10.29        Sales Agreement dated April 7, 1995 between FedEx Express and
             American Airlines, Inc. for the purchase of MD11 aircraft.
             Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to FedEx
             Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30        Amendment No. 1, dated September 19, 1996, to Sales Agreement dated
             April 7, 1995 between FedEx Express and American Airlines, Inc.
             (Filed as Exhibit 10.93 to FedEx Express's FY97 Annual Report on
             Form 10-K, and incorporated herein by reference.)

10.31        Amendments dated March 19, 1998 and January 1999, amending the Sales
             Agreement dated April 7, 1995, between American Airlines, Inc. and
             FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule
             24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and 10.2, to FedEx Express's FY99 Third Quarter
             Report on Form 10-Q, and incorporated herein by reference.)

10.32        Modification Services Agreement dated September 16, 1996 between
             McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit
             10.6 to FedEx Express's FY97 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33        Letter Agreement No. 3 dated July 15, 1997, amending the
             Modification Services Agreement dated September 16, 1996, between
             McDonnell Douglas and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express's FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34        Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and
             February 26, 1998, respectively, amending the Modification Services
             Agreement dated September 16, 1996, between McDonnell Douglas
             Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 through 10.3 to FedEx Express's
             FY98 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)




10.35        Letter Agreement No. 9 dated January 27, 1999, amending the
             Modification Services Agreement dated September 16, 1996, between
             McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange
             Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express's
             FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36        Amendment No. 1 dated January 22, 1999, amending the Modification
             Services Agreement dated September 16, 1996, between McDonnell
             Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express's FY99 Third
             Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.37       Letter Agreement Nos. 8, 11, 13, 14 and 15 dated January 14,
             2000, January 14, 2000, December 1, 1999, November 18, 1999 and
             October 30, 1999, respectively, amending the Modification
             Services Agreement dated September 16, 1996, between McDonnell
             Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange
             Act of 1934, as amended.

10.38        Credit Agreement dated January 15, 1998 among FedEx and The First
             National Bank of Chicago, individually and as agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39 Amendment No. 1 dated as of December 10, 1998 to Credit Agreement dated as of January 15, 1998 among FedEx, The First National Bank of
             Chicago, as Agent, and certain Lenders. (Filed as Exhibit 10.2 to
             FedEx's FY99 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.40 Extension Agreement dated as of October 15, 1999 to Credit Agreement dated as of January 15, 1998 among FedEx, The First National Bank of
             Chicago, as Agent, and certain Lenders. (Filed as Exhibit 10.1 to
             FedEx's FY00 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

             FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10%of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange
             Commission upon request.

10.41 1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx Express's Registration Statement No. 33-20138 on
             Form S-8 and incorporated herein by reference.)



10.42 1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit
             10.26 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.43 1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (1993 Stock
             Incentive Plan was filed as Exhibit A to FedEx Express's FY93
             Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express's FY94 Annual
             Report on Form 10-K, and incorporated herein by reference.)

10.44        Amendment to FedEx Express's 1980, 1983, 1984, 1987 and 1989 Stock
             Incentive Plans. (Filed as Exhibit 10.27 to FedEx Express's FY90
             Annual Report on Form 10-K, and incorporated herein by reference.)

10.45        Amendment to FedEx Express's 1983, 1984, 1987, 1989 and 1993 Stock
             Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express's FY94
             Annual Report on Form 10-K, and incorporated herein by reference.)

10.46 1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express's FY95 Definitive Proxy
             Statement, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's
             Registration Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

10.47        Amendment to FedEx Express's 1980, 1983, 1984, 1987, 1989, 1993 and
             1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx
             Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.48 1997 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (1997 Stock Incentive Plan was filed as Annex E to Joint Proxy Statement/Prospectus contained in Amendment No. 1 to FedEx's Registration Statement on Form S-4,
             Commission File No. 333-39483, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's Registration Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

10.49        Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to
             FedEx's FY98 Definitive Proxy Statement, and incorporated herein by reference.)




10.50 1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx's Registration Statement No.
             333-34934 on Form S-8, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx's
             Registration Statement No. 333-34934 on Form S-8, and incorporated herein by reference.)

10.51 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to
             FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.52 1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (1995 Restricted Stock Plan filed as Exhibit B to FedEx Express's FY95 Definitive Proxy
             Statement, and incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as Exhibit 10.80 to FedEx
             Express's FY96 Annual Report on Form 10-K, Commission File No.
             1-7806, and incorporated herein by reference.)

10.53 1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to
             FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.54 FedEx Express's Retirement Parity Pension Plan, as amended and restated effective June 1, 1999.

*10.55       Description of Management Performance Bonus Plan.

*10.56       Description of Long-Term Performance Bonus Plan.

10.57        FedEx's Retirement Plan for Outside Directors. (Filed as Exhibit
             10.85 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.58        First Amendment to FedEx's Retirement Plan for Outside Directors.
             (Filed as Exhibit 10.86 to FedEx Express's FY97 Annual Report on
             Form 10-K, and incorporated herein by reference.)

10.59        FedEx's Amended and Restated Retirement Plan for Outside Directors.
             (Filed as Exhibit 10.87 to FedEx Express's FY97 Annual Report on
             Form 10-K, and incorporated herein by reference.)




*10.60 Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, Robert B.
             Carter, T. Michael Glenn, Alan B. Graf, Jr. and Kenneth R.
             Masterson.

*10.61 Consulting Agreement, dated as of July 14, 2000, by and between FedEx and Dennis H. Jones.


*12          Statement re Computation of Ratio of Earnings to Fixed Charges.

*21          Subsidiaries of Registrant.

*23          Consent of Independent Public Accountants.

*24          Powers of Attorney.

*27          Financial Data Schedule (electronic filing only).

-------------------------
*Filed herewith.