Form 10-Q
period 2000-08-31
FEDEX CORP
filed 2000-10-11
CIK 1048911

================================================================================







                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2000, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                         COMMISSION FILE NUMBER: 1-15829


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock                Outstanding Shares at September 30, 2000
Common Stock, par value $.10 per share                285,037,989






================================================================================

                                FEDEX CORPORATION


                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                         PAGE
ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets
       August 31, 2000 and May 31, 2000.............................      3-4

     Condensed Consolidated Statements of Income
       Three Months Ended August 31, 2000 and August 31, 1999.......        5

     Condensed Consolidated Statements of Cash Flows
       Three Months Ended August 31, 2000 and August 31, 1999.......        6

     Notes to Condensed Consolidated Financial Statements...........     7-10

     Review of Condensed Consolidated Financial Statements
       by Independent Public Accountants............................       11

     Report of Independent Public Accountants.......................       12

ITEM 2: Management's Discussion and Analysis of Results of
          Operations and Financial Condition........................    13-20

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk..       20

                           PART II. OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders.........       21

ITEM 6: Exhibits and Reports on Form 8-K............................       21

     Signatures.....................................................       22

     EXHIBIT INDEX..................................................      E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
                                                       AUGUST 31,
                                                         2000         MAY 31,
                                                      (UNAUDITED)      2000
                                                      -----------  -----------
                                                           (IN THOUSANDS)
Current Assets:
     Cash and cash equivalents........................$   176,589  $    67,959
     Receivables, less allowances of
       $91,020,000 and $85,972,000....................  2,588,118    2,547,043
     Spare parts, supplies and fuel...................    260,459      255,291
     Deferred income taxes............................    309,373      317,784
     Prepaid expenses and other.......................     74,582       96,667
                                                      -----------  -----------

         Total current assets.........................  3,409,121    3,284,744


Property and Equipment, at Cost....................... 15,019,373   14,742,543
     Less accumulated depreciation and amortization...  7,902,302    7,659,016
                                                      -----------  -----------

         Net property and equipment...................  7,117,071    7,083,527


Other Assets:
     Goodwill.........................................    494,878      500,547
     Other............................................    736,689      658,293
                                                      -----------  -----------

         Total other assets...........................  1,231,567    1,158,840
                                                      -----------  -----------

                                                      $11,757,759  $11,527,111
                                                      ===========  ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                       AUGUST 31,
                                                         2000         MAY 31,
                                                      (UNAUDITED)      2000
                                                      -----------   -----------
                                                           (IN THOUSANDS)
Current Liabilities:
     Current portion of long-term debt................$    23,070   $     6,537
     Accrued salaries and employee benefits...........    671,550       755,747
     Accounts payable.................................  1,101,781     1,120,855
     Accrued expenses.................................  1,040,491     1,007,887
                                                      -----------   -----------

         Total current liabilities....................  2,836,892     2,891,026

Long-Term Debt, Less Current Portion..................  1,894,854     1,776,253

Deferred Income Taxes.................................    306,000       344,613

Other Liabilities.....................................  1,758,451     1,729,976

Commitments (Note 6)

Common Stockholders' Investment:
     Common Stock, $.10 par value;
       800,000,000 shares authorized, 298,573,387
         issued.......................................     29,857        29,857
     Additional paid-in capital.......................  1,078,657     1,079,462
     Retained earnings ...............................  4,460,782     4,295,041
     Treasury stock, at cost; deferred compensation
       and other......................................   (572,623)     (583,043)
     Accumulated other comprehensive income...........    (35,111)      (36,074)
                                                      -----------    ----------

         Total common stockholders' investment........  4,961,562     4,785,243
                                                      -----------   -----------

                                                      $11,757,759   $11,527,111
                                                      ===========   ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          AUGUST 31,
                                                 ---------------------------
                                                    2000             1999
                                                 ----------       ----------
                                                    (IN THOUSANDS, EXCEPT
                                                      PER SHARE AMOUNTS)
Revenues.........................................$4,778,736       $4,319,977

Operating Expenses:
     Salaries and employee benefits.............. 1,994,762        1,830,833
     Purchased transportation....................   434,877          390,308
     Rentals and landing fees....................   390,685          366,707
     Depreciation and amortization...............   302,697          277,262
     Fuel........................................   249,994          184,460
     Maintenance and repairs.....................   310,184          255,269
     Other.......................................   784,570          731,331
                                                 ----------       ----------

                                                  4,467,769        4,036,170
                                                 ----------       ----------

Operating Income.................................   310,967          283,807

Other Income (Expense):
     Interest, net...............................   (32,793)         (20,608)
     Other, net..................................    (3,929)            (319)
                                                 ----------       ----------

                                                    (36,722)         (20,927)
                                                 ----------       ----------

Income Before Income Taxes.......................   274,245          262,880

Provision for Income Taxes.......................   105,585          103,846
                                                 ----------       ----------

Net Income.......................................$  168,660       $  159,034
                                                 ==========       ==========


Earnings per common share:
     Basic.......................................$     0.59       $     0.53
                                                 ==========       ==========
     Assuming dilution...........................$     0.58       $     0.52
                                                 ==========       ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                    ------------------------
                                                     AUGUST 31,  AUGUST 31,
                                                       2000          1999
                                                    -----------  -----------
                                                          (IN THOUSANDS)
Net Cash Provided by Operating Activities...........$   312,188  $   330,120

Investing Activities:
     Purchases of property and equipment............   (340,681)    (358,195)
     Proceeds from disposition of property
       and equipment:
         Reimbursements of A300 and MD11 deposits...          -       22,377
         Other dispositions.........................      7,725       83,448
     Other, net.....................................     (9,302)      (6,259)
                                                    -----------  -----------

Net cash used in investing activities...............   (342,258)    (258,629)

Financing Activities:
     Proceeds from debt issuances...................    134,828            -
     Principal payments on debt.....................        (27)     (12,532)
     Proceeds from stock issuances..................      3,472        5,631
     Other, net.....................................        427      (10,190)
                                                    -----------  -----------

Net cash provided by (used in) financing activities.    138,700      (17,091)
                                                    -----------  -----------

Net increase in cash and cash equivalents...........    108,630       54,400
Cash and cash equivalents at beginning of period....     67,959      325,323
                                                    -----------  -----------

Cash and cash equivalents at end of period..........$   176,589  $   379,723
                                                    ===========  ===========

Cash payments for:
     Interest (net of capitalized interest).........$    34,619  $    24,323
                                                    ===========  ===========
     Income taxes...................................$   111,462  $    16,961
                                                    ===========  ===========

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)......$         -  $    11,670
     Fair value of assets acquired under
       exchange agreements..........................      1,779        9,674
                                                    -----------  -----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired................$    (1,779) $     1,996
                                                    ===========  ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements of FedEx Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of August 31, 2000 and the consolidated results of its operations and cash flows for the three-month periods ended August 31, 2000 and 1999. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

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

     The Company has entered into contracts on behalf of its subsidiary Federal Express Corporation ("FedEx Express") that are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, the Company will receive $26,933,786 for the first quarter of 2001. As of August 31, 2000, contracts in place to fix the price of jet fuel cover a total notional volume of 272,414,000 gallons through the second quarter of 2002. Based on current market prices, the fair value of these jet fuel hedging contracts was an asset of approximately $79,365,000 at August 31, 2000. As of September 26, 2000, contracts in place to fix the price of jet fuel cover approximately 40% of the expected jet fuel usage for 2001 and approximately 18% through the third quarter of 2002.

     Certain prior period amounts have been reclassified to conform to the current presentation.

(2) COMPREHENSIVE INCOME

     The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income:

                                                                THREE MONTHS
                                                               ENDED AUGUST 31,
                                                             -------------------
                                                               2000      1999
                                                               ----      ----
                                                               (IN THOUSANDS)
     Net income............................................  $168,660  $159,034
     Other comprehensive income:
       Unrealized gain (loss) on available-for-sale
        securities, net of deferred taxes of $1,830,000
        and deferred tax benefit of $1,572,000.............     2,948    (2,459)
       Foreign currency translation adjustments,
         net of deferred tax benefit of $1,263,000 and
         deferred taxes of $154,000........................    (1,985)    1,169
                                                             --------  --------

       Comprehensive income................................  $169,623  $157,744
                                                             ========  ========


(3) FINANCING ARRANGEMENTS


     Commercial paper in the amount of $657,000,000 was outstanding at August 31, 2000. Interest rates on these borrowings approximate 6.7%. The commercial paper is classified as Long-Term Debt based on the Company's ability and intent to refinance this instrument with long-term debt.

     The Company has a $1,000,000,000 revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment of $200,000,000 through September 30, 2001. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. The commercial paper borrowings, which are backed by unused commitments under the revolving credit agreement, reduce the amount available under the revolving credit agreement. At August 31, 2000, $343,000,000 of the commitment amount was available.

(4) COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share for the three-month periods ended August 31, 2000 and 1999 was as follows (in thousands, except per share amounts):

                                                          THREE MONTHS
                                                         ENDED AUGUST 31,
                                                     -------------------------
                                                       2000             1999
                                                     --------         --------
Net income applicable to common
     stockholders.................................   $168,660         $159,034
                                                     ========         ========

Weighted-average shares of common stock
     outstanding..................................    284,715          298,170
                                                     ========         ========

Basic earnings per share........................     $   0.59         $   0.53
                                                     ========         ========


Weighted-average shares of common stock
     outstanding..................................    284,715          298,170
Common equivalent shares:
     Assumed exercise of outstanding
       dilutive options...........................     14,319           13,207
     Less shares repurchased from proceeds
       of assumed exercise of options.............    (10,309)          (7,535)
                                                     --------         --------
Weighted-average common and common
     equivalent shares...........................     288,725          303,842
                                                     ========         ========

Earnings per share, assuming dilution..........      $   0.58         $   0.52
                                                     ========         ========


(5) BUSINESS SEGMENT INFORMATION

     FedEx Corporation is a global transportation and logistics provider whose operations are primarily represented by FedEx Express, the world's largest express transportation company, and FedEx Ground Package System, Inc. ("FedEx Ground"), a ground small-package carrier. These operating companies comprise the Company's reportable segments. Included within "Other" are the operations of FedEx Global Logistics,Inc., a contract logistics provider; FedEx Custom Critical,Inc., a critical-shipment carrier; FedEx Trade Networks,Inc., a global trade services company; and Viking Freight,Inc., a less-than-truckload carrier operating principally in the western United States. Other also includes certain unallocated corporate items.

     The following table provides a reconciliation of reportable segment revenues and operating income to the Company's consolidated financial statement totals (in thousands):

                                                         THREE MONTHS
                                                        ENDED AUGUST 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
     Revenue
       FedEx Express................................$3,915,681   $3,586,806
       FedEx Ground.................................   542,813      475,896
       Other........................................   320,242      257,275
                                                    ----------   ----------

                                                    $4,778,736   $4,319,977
                                                    ==========   ==========
     Operating income
       FedEx Express................................$  257,728   $  208,943
       FedEx Ground.................................    43,012       50,513
       Other........................................    10,227       24,351
                                                    ----------   ----------

                                                    $  310,967   $  283,807
                                                    ==========   ==========

                                      - 9 -

(6) COMMITMENTS

     As of August 31, 2000, the Company's purchase commitments for the remainder of 2001 and annually thereafter under various contracts are as follows (in thousands):

                                   AIRCRAFT-
                       AIRCRAFT    RELATED(1)    OTHER(2)      TOTAL
                       --------    ----------    --------    --------
   2001 (remainder)    $207,700     $315,900     $353,500    $877,100
   2002                 235,100      429,500       18,000     682,600
   2003                 342,400      457,400        8,000     807,800
   2004                 271,200      417,800        7,600     696,600
   2005                 256,100      453,700        7,600     717,400

(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities, computers and other equipment.

     FedEx Express is committed to purchase 11 DC10s, 28 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $7,100,000 have been made toward these purchases.

     FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of August 31, 2000), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 14 additional DC10s along with additional aircraft engines and equipment.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS



     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 2000, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2000 and August 31, 1999 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2000 and August 31, 1999, included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Stockholders of FedEx Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (a Delaware corporation) and subsidiaries as of August 31, 2000 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FedEx Corporation as of May 31, 2000 and the related consolidated statements of income, changes in stockholders' investment and comprehensive income and cash flows for the year then ended. In our report dated June 27, 2000, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                         /s/ Arthur Andersen LLP

                                                         Arthur Andersen LLP





Memphis, Tennessee
September 18, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Consolidated Results
--------------------------------------------------------------------------------

In millions, except per share amounts
Three months ended August 31:

                                                                        PERCENT
                                        2000              1999          CHANGE
                                        ----              ----          -------
Revenues                              $4,779            $4,320            +11

Operating income                         311               284            +10

Net income                               169               159            + 6
--------------------------------------------------------------------------------
Earnings per diluted share            $ 0.58            $ 0.52            +12
================================================================================


     FedEx Corporation (also referred to herein as "FedEx" or the "Company") results for the first quarter ended August 31, 2000 include double-digit growth in revenue and earnings per diluted share. Strong volume and revenue per package (yield) growth on international express packages, improved growth in volumes and yields on U.S. domestic traffic, as well as continued focus on cost controls, more than offset higher fuel costs.

     In the first quarter, double-digit year-over-year express package volume growth rates were experienced in the European, Asian and Latin American markets. Yields also grew a strong 6% on international package shipments, due to a favorable mix of higher yielding packages and the effects of the Company's fuel surcharges.

     Domestic volumes also experienced improved growth, particularly in higher-yielding overnight box traffic, as the Company's new sales and marketing strategies began to show results. The Company's yield management actions, including a sales focus on higher-yielding business, resulted in higher domestic express and deferred product yields. The fuel surcharges discussed below also contributed to the yield improvement. Cost control measures, such as limiting staffing additions, lowering discretionary spending and increasing employee productivity, contributed to the quarter's positive operating results. These actions more than offset increased fuel costs and costs associated with implementing the Company's new sales and marketing strategy and home delivery service offering, leading to higher operating income.

     Increased fuel prices negatively impacted expenses for the quarter by $55 million, net of the effects of jet fuel hedging contracts. In response to higher fuel costs, several of our subsidiaries have implemented fuel surcharges. At Federal Express Corporation ("FedEx Express"), a 4% fuel surcharge has been in effect since April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually permissible. The surcharge was implemented in lieu of a normal price increase. At FedEx Ground Package System, Inc. ("FedEx Ground"), a 1.25% fuel surcharge was implemented effective August 7, 2000. We continue to evaluate whether increased fuel surcharges may be necessary in light of current and forecasted energy costs. The Company has also entered into jet fuel hedging contracts through the third quarter of 2002, designed to limit our exposure to fluctuations in fuel prices. In the first quarter of 2001, FedEx received approximately $27 million under these contracts.

     During 2000, FedEx began a major rebranding and reorganization initiative that management believes will enable our operating subsidiaries to more effectively compete collectively while retaining the independent operating structure of their business units. The creation of FedEx Corporate Services, Inc. ("FedEx Services") gives customers a single point of contact for all express and ground services. The sales, marketing, customer service and most of the information technology functions of our two largest subsidiaries were centralized effective June 1, 2000. The reorganization was completed at the beginning of 2001 and we continue to incur higher costs associated with retraining our sales force and retooling our automation systems. Also, vehicle and facilities rebranding costs continue to be incurred in 2001. The rebranding costs were approximately $5 million for the first quarter of 2001 and are expected to remain at that level each quarter for the remainder of the fiscal year.

     The FedEx Home Delivery service was launched in March 2000 and volumes in the first quarter of 2001 were double those in the last quarter of 2000. Volumes in the second quarter of 2001 are expected to be double those of first quarter 2001. Thereafter, we expect continued increases in volume as new customers are added and awareness of the service increases. The Company is aggressively expanding FedEx Home Delivery, which was initially offered to approximately 50% of the U.S. population. FedEx Home Delivery results negatively affected first quarter 2001 operating income by approximately $8 million.

     Operating income from the sale of hushkits was less than $1 million during the first quarter of 2001, compared to $15 million in the prior year period. Sales of this product are expected to be immaterial for the remainder of 2001.

     Net interest expense increased 59% from the prior year period, due to increased commercial paper borrowings, primarily incurred as a result of FedEx's stock repurchase program and acquisitions completed in 2000. The Company's effective tax rate for the first quarter of 2001 was 38.5%, compared to 39.5% in the prior year period. The decline in the effective tax rate is attributable to a number of factors, none of which is individually significant. We do not expect significant changes to this rate for the forseeable future.

     Actual results for the remainder of 2001 may vary depending upon many factors, including, but not limited to, general U.S. and international economic conditions, rates of volume growth in U.S. domestic markets at both of the Company's principal business segments, the actions of competitors and the spot prices of aviation and diesel fuel.

     REPORTABLE SEGMENTS

     The formation of FedEx Services has changed the way certain costs are captured and allocated between the Company's operating segments. For example, salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology departments previously incurred at FedEx Express and FedEx Ground are now incurred at FedEx Services and allocated to other operating segments using various, relevant metrics and are included in the line item "Intercompany charges" on the accompanying financial summaries of our reportable segments. Consequently, certain segment expense data presented is not comparable to prior periods. We believe the total amounts allocated to the business segments reasonably reflect the cost of providing such services.

     FEDEX EXPRESS

     The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

--------------------------------------------------------------------------------
                                                                         PERCENT
                                                2000         1999(1)      CHANGE
                                                ----         ----         ------
Revenues:
   Package:
       U.S. overnight box(2)                  $1,479        $1,380         + 7
       U.S. overnight envelope(3)                472           452         + 4
       U.S. deferred                             618           559         +11
       International Priority (IP)               984           819         +20
                                              ------        ------
           Total package revenue               3,553         3,210         +11

Freight:
       U.S.                                      162           130         +25
       International                             115           127         - 9
                                              ------        ------
           Total freight revenue                 277           257         + 8

Other                                             86           120         -28
                                              ------        ------
           Total revenues                     $3,916        $3,587         + 9

Operating Expenses:
   Salaries and employee benefits              1,595
   Purchased transportation                      150
   Rentals and landing fees                      344
   Depreciation and amortization                 197
   Fuel                                          241
   Maintenance and repairs                       268
   Intercompany charges                          327
   Other                                         536
                                              ------
       Total operating expenses                3,658         3,378         + 8
                                              ------        ------

Operating income                              $  258        $  209         +23
                                              ======        ======
--------------------------------------------------------------------------------

Package statistics:
   Average daily packages:
       U.S. overnight box                      1,254         1,205         + 4
       U.S. overnight envelope                   758           748         + 1
       U.S. deferred                             876           839         + 4
       IP                                        338           297         +14
                                              ------        ------
           Total Packages                      3,226         3,089         + 4

   Revenue per package (yield):
       U.S. overnight box                    $ 18.15       $ 17.62         + 3
       U.S. overnight envelope                  9.59          9.31         + 3
       U.S. deferred                           10.85         10.25         + 6
       IP                                      44.80         42.42         + 6
           Package Composite                   16.95         15.99         + 6

Freight statistics:
   Average daily pounds:
       U.S.                                    4,369         4,555         - 4
       International                           2,312         2,505         - 8
                                             -------       -------
           Total Freight                       6,681         7,060         - 5

   Revenue per pound (yield):
       U.S.                                  $   .57       $   .44         +30
       International                             .76           .78         - 3
           Freight Composite                     .64           .56         +14

(1) Operating expense detail for the three month period ended August 31, 1999 has been omitted, as this data is not comparable to the three month period ended August 31, 2000. See "Reportable Segments" above.

(2) The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

(3) The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

================================================================================

     Revenues

     Total package revenue increased 11% year over year in the first quarter of 2001, principally due to increases in IP and U.S. overnight box volumes and yields. Average daily package volume growth rates for U.S. domestic overnight box and U.S. domestic deferred services each increased more than 4% during the quarter. We attribute this growth to, among other things, our new sales and marketing strategies.

     Total freight revenue for the first quarter of 2001 increased due to significantly improved yields in U.S. freight, offset by anticipated declines in domestic freight volume and international freight volume and yield.

     Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. As expected, hushkit sales were immaterial in the first quarter of 2001.

     Operating Income

     Operating income for the first quarter of 2001 increased 23% year over year despite higher fuel costs. Improved yield, cost containment and productivity enhancement programs contributed to the increased first quarter of 2001 operating margin, which combined with volume growth led to the strong growth in operating income. Staffing levels in general and administrative support functions were held flat, and discretionary spending was reduced. A 29% increase in average jet fuel price per gallon contributed to a negative impact of approximately $52 million on first quarter total fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. Fuel surcharges implemented during 2000 offset the increase in fuel costs in the quarter. Maintenance and repairs expense increased year over year due to the timing of scheduled maintenance.

     Year-over-year comparisons were also affected by the reduction in the contribution from sales of hushkits. Operating profit from these sales was less than $1 million in the first quarter of 2001, compared to $15 million in the first quarter of the prior year.

     Actual results for the remainder of the year may vary depending on, but not limited to, the continued successful implementation of our reorganization and rebranding initiative, the impact of competitive pricing changes, customer responses to yield management initiatives, the timing and extent of network refinement, actions by our competitors and jet fuel prices.

     FEDEX GROUND

     The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

--------------------------------------------------------------------------------
                                                                     PERCENT
                                           2000         1999(1)       CHANGE
                                           ----         ----         -------
Revenues                                   $543          $476          +14

Operating Expenses:
   Salaries and employee benefits           108
   Purchased transportation                 218
   Rentals and landing fees                  14
   Depreciation and amortization             24
   Fuel                                       1
   Maintenance and repairs                   16
   Intercompany charges                      53
   Other                                     66
                                           ----
       Total operating expenses             500           425          +18
                                           ----          ----

Operating income                           $ 43          $ 51          -16
                                           ====          ====
--------------------------------------------------------------------------------

Average daily packages                    1,452         1,365          + 6
Revenue per package (yield)              $ 5.67        $ 5.53          + 3

(1) Operating expense detail for the three month period ended August 31, 1999 has been omitted, as this data is not comparable to the three month period ended August 31, 2000. See "Reportable Segments" above.
================================================================================

     Revenues

     Revenues for FedEx Ground during the first quarter of 2001 increased 14% from the prior year period, due to an increase of 6% in the average daily package volumes, a 3% increase in yield and three additional operating days. Revenue per operating day during the first quarter of 2001 increased 9% from the prior year period. Higher yields experienced in the quarter are attributed to the effects of the February 2000 rate increase and a shift in mix to higher-yielding packages.

     Operating Income

     Excluding the FedEx Home Delivery operating loss of $8 million and expenses of $4 million associated with the rebranding and reorganization initiatives, operating income for the first quarter of 2001 increased 8% year over year. Rentals expense increased year over year, primarily due to costs associated with our FedEx Home Delivery service. Maintenance and repairs increased primarily due to timing of linehaul maintenance expenses.

     The FedEx Home Delivery service, originally offered in March 2000 to approximately 50% of the U.S. population, is dedicated to meeting the needs of business-to-consumer shippers. FedEx Ground has announced an aggressive expansion of this service to achieve service coverage of approximately 80% of the U.S. population by September 2001. We continue to estimate that FedEx Home Delivery operating losses will approximate $50 million in 2001, including costs associated with acceleration of expansion of the service.

     Actual results for the remainder of the year may vary depending on a number of factors including, but not limited to, consumer demand for and satisfaction with the FedEx Ground product, the service coverage and brand awareness of the FedEx Ground product, competitive responses, including pricing and capacity fluctuations, the rate of U.S. domestic economic growth, the extent of FedEx Ground's ability to penetrate the business-to-consumer electronic commerce market, and the ability to attract and retain qualified contractors for the delivery network.

     OTHER OPERATIONS

     Other operations include FedEx Global Logistics, Inc. ("FedEx Logistics"), a contract logistics provider; FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc. ("FedEx Trade Networks"), a trade services provider; Viking Freight, Inc. ("Viking"), a regional less-than-truckload freight carrier operating in the western United States; and certain unallocated corporate items.

     Revenues from other operations during the first quarter of 2001 increased 24% from the prior year period. Excluding the effects of businesses acquired after August 31, 1999, the increase was 3%, due to higher revenues at Viking and FedEx Logistics, offset by a slight decline in revenues at FedEx Custom Critical. Decreased operating income from other operations for the first quarter of 2001 compared to prior year is due to rebranding and new service development costs, some softening in the demand for critical shipments in the automotive sector and, to a lesser extent, unallocated corporate expenses.

FINANCIAL CONDITION

     Liquidity

     Cash and cash equivalents totaled $177 million at August 31, 2000, compared to $68 million at May 31, 2000. Cash flows from operating activities during the first quarter of 2001 totaled $312 million, compared to $330 million for the prior year period.

       FedEx's operations are generally capital intensive and generate cash earnings substantially in excess of reported earnings. The following table compares certain cash-based earnings measures (in millions, except per share amounts) for the three month periods ended August 31:

                                                                      PERCENT
                                                        2000    1999  CHANGE
                                                       -----   -----  ------
     EBITDA  (earnings  before  interest,
     taxes, depreciation and amortization)             $ 610   $ 561    + 9

     Cash earnings per share (net income plus
     depreciation and amortization divided by
     average common and common equivalent shares)      $1.63   $1.44    +13

     The Company currently has a $1.0 billion revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of August 31, 2000, approximately $343 million of the credit facility remains available. For more information regarding the credit facility, see Note 3 of Notes to Condensed Consolidated Financial Statements.

     We believe that cash flow from operations, our commercial paper program and revolving bank credit facility will adequately provide for the Company's working capital needs for the foreseeable future.


     Capital Resources

     Our operations require significant investments in aircraft, vehicles, computer and telecommunications equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including, but not limited to, volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

     The following table compares capital expenditures (including equivalent capital, which is defined below) for the three months ended August 31 (in millions):

                                                2000                 1999
                                                ----                 ----
   Aircraft and related equipment               $ 79                 $114
   Facilities and sort equipment                  89                   89
   Information and technology
      equipment                                   92                   90
   Other equipment                                81                   65
                                                ----                 ----
          Total capital expenditures             341                  358
   Equivalent capital, principally
      aircraft-related                             -                  243
                                                ----                 ----
          Total                                 $341                 $601
                                                ====                 ====

     We finance a significant amount of our aircraft and certain other equipment needs using long-term operating leases. The determination to lease versus buy equipment is a financing decision, and both forms of financing are considered when evaluating the resources committed for capital. The amount that the Company would have expended to purchase these assets had it not chosen to obtain their use through operating leases is considered equivalent capital in the table above.

     While total capital and equivalent capital expenditures during the first quarter of 2001 were well below the prior year period, we continue to believe that total capital spending for 2001 will approximate our original estimate of $2.3 billion. For information on the Company's purchase commitments, see
Note 6 of Notes to Condensed Consolidated Financial Statements.

     We believe that the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for FedEx's future capital needs.

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

                                      * * *


     CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS RELATING TO MANAGEMENT'S VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EXPERIENCE OR FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC AND COMPETITIVE CONDITIONS IN THE MARKETS WHERE THE COMPANY OPERATES, CONTINUED INCREASES IN FUEL COSTS AND THE ABILITY TO MITIGATE THE EFFECTS OF SUCH INCREASES THROUGH FUEL SURCHARGES AND HEDGING ACTIVITIES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.


     EXCEPT AS OTHERWISE INDICATED, REFERENCES TO YEARS MEANS THE COMPANY'S FISCAL YEAR ENDING MAY 31, 2001 OR ENDED MAY 31 OF THE YEAR REFERENCED.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 2000. Foreign currency fluctuations during the first quarter of 2001 did not have a material effect on the results of operations for the period. Many of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2000 Annual Meeting of Stockholders held on September 25, 2000, the Company's stockholders elected three Class II Directors to serve for a three-year term expiring at the 2003 Annual Meeting. The tabulation of votes with respect to each nominee for office was:


             NOMINEE                 FOR                 WITHHELD
       ------------------        -----------            ---------
       Ralph D. DeNunzio         248,411,546            1,693,578
       George J. Mitchell        246,872,987            3,232,137
       Joshua I. Smith           248,418,750            1,686,374


     The Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ending May 31, 2001 was ratified by the stockholders by a vote of 248,869,629 for and 406,764 against. There were 828,731 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
10.1           Extension Agreement dated as of October 2, 2000 to Credit
               Agreement dated as of January 15, 1998 among FedEx Corporation, certain Lenders named therein and Bank One, NA (formerly known as
               The First National Bank of Chicago), in its capacity as Agent.

12.1           Computation of Ratio of Earnings to Fixed Charges.

15.1           Letter re: Unaudited Interim Financial Statements.

27             Financial Data Schedule (electronic filing only).


(b) Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                FEDEX CORPORATION



Date: October 9, 2000        /S/ JAMES S. HUDSON
                                -------------------------------------------
                                JAMES S. HUDSON
                                CORPORATE VICE PRESIDENT
                                STRATEGIC FINANCIAL PLANNING & CONTROL
                                (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
10.1      Extension Agreement dated as of October 2, 2000 to Credit Agreement dated as of January 15, 1998 among FedEx Corporation, certain Lenders named therein and Bank One, NA (formerly known as The First National
          Bank of Chicago), in its capacity as Agent.

12.1      Computation of Ratio of Earnings to Fixed Charges.

15.1      Letter re: Unaudited Interim Financial Statements.

27        Financial Data Schedule (electronic filing only).