Form 10-Q
period 2000-11-30
FEDEX CORP
filed 2001-01-12
CIK 1048911

==============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2000, OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       __________ TO __________.


                         COMMISSION FILE NUMBER: 1-15829


                                FEDEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     62-1721435
       -----------------------                          -------------------
       (State of incorporation)                          (I.R.S. Employer
                                                        Identification No.)
      942 South Shady Grove Road
          Memphis, Tennessee                                   38120
      --------------------------                         ------------------
        (Address of principal                               (Zip Code)
          executive offices)

                                   (901) 818-7200
                ----------------------------------------------------
                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock                Outstanding Shares at December 31, 2000
Common Stock, par value $.10 per share                 285,523,518

===============================================================================

                                FEDEX CORPORATION


                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets
       November 30, 2000 and May 31, 2000..............................   3-4

     Condensed Consolidated Statements of Income
       Three and Six Months Ended November 30, 2000 and 1999...........     5

     Condensed Consolidated Statements of Cash Flows
       Six Months Ended November 30, 2000 and 1999.....................     6

     Notes to Condensed Consolidated Financial Statements..............  7-11

     Review of Condensed Consolidated Financial Statements
       by Independent Public Accountants...............................    12

     Report of Independent Public Accountants..........................    13

ITEM 2: Management's Discussion and Analysis of Results of
                Operations and Financial Condition..................... 14-22

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.....    23


                           PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K...............................    24

     Signatures........................................................    25

     EXHIBIT INDEX.....................................................   E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                       November 30,
                                                          2000         May 31,
                                                       (Unaudited)      2000
                                                       -----------    ----------
                                                            (In thousands)
Current Assets:
     Cash and cash equivalents.........................$   654,777  $    67,959
     Receivables, less allowances of
       $90,288,000 and $85,972,000.....................  2,673,344    2,547,043
     Spare parts, supplies and fuel....................    281,907      255,291
     Deferred income taxes.............................    349,972      317,784
     Prepaid expenses and other........................     88,557       96,667
                                                       -----------     --------

         Total current assets..........................  4,048,557    3,284,744


Property and Equipment, at Cost........................ 15,352,228   14,742,543
     Less accumulated depreciation and amortization....  8,142,072    7,659,016
                                                       -----------   ----------

         Net property and equipment....................  7,210,156    7,083,527


Other Assets:
     Goodwill..........................................    499,762      500,547
     Other.............................................    728,696      658,293
                                                       -----------  -----------

         Total other assets............................  1,228,458    1,158,840
                                                       -----------  -----------

                                                       $12,487,171  $11,527,111
                                                       ===========  ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                     November 30,
                                                        2000          May 31,
                                                     (Unaudited)       2000
                                                     -----------    ----------
                                                          (In thousands)
Current Liabilities:
     Current portion of long-term debt...............$    23,079   $     6,537
     Accrued salaries and employee benefits..........    762,864       755,747
     Accounts payable................................  1,287,831     1,120,855
     Accrued expenses................................    944,679     1,007,887
                                                     -----------   -----------

         Total current liabilities...................  3,018,453     2,891,026

Long-Term Debt, Less Current Portion.................  2,230,156     1,776,253

Deferred Income Taxes................................    305,308       344,613

Other Liabilities....................................  1,786,261     1,729,976

Commitments (Note 7)

Common Stockholders' Investment:
     Common Stock, $.10 par value;
       800,000,000 shares authorized, 298,573,387
         issued at November 30 and May 31, 2000......     29,857        29,857
     Additional paid-in capital......................  1,078,560     1,079,462
     Retained earnings ..............................  4,649,286     4,295,041
     Treasury stock, at cost; deferred compensation
       and other.....................................   (559,184)     (583,043)
     Accumulated other comprehensive income..........    (51,526)      (36,074)
                                                     -----------    ----------

         Total common stockholders' investment.......  5,146,993     4,785,243
                                                     -----------    ----------

                                                     $12,487,171   $11,527,111
                                                     ===========   ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended       Six Months Ended
                                                         November 30,            November 30,
                                                  ------------------------  -----------------------
                                                     2000          1999        2000          1999
                                                  -----------   ----------  ----------    ----------
                                                      (In thousands, except per share amounts)
Revenues..........................................$4,894,921    $4,570,104  $9,673,657   $8,890,081

Operating Expenses:
     Salaries and employee benefits..............  1,999,857     1,873,804   3,994,619    3,704,637
     Purchased transportation.....................   439,312       437,409     874,189      827,717
     Rentals and landing fees.....................   407,353       393,512     798,038      760,219
     Depreciation and amortization................   309,487       285,360     612,184      562,622
     Fuel.........................................   313,185       225,101     563,179      409,561
     Maintenance and repairs......................   277,974       278,092     588,158      533,361
     Other........................................   802,341       772,291   1,586,911    1,503,622
                                                  ----------    ----------  ----------   ----------

                                                   4,549,509     4,265,569   9,017,278    8,301,739
                                                  ----------    ----------  ----------   ----------


Operating Income..................................   345,412       304,535     656,379      588,342

Other Income (Expense):
     Interest, net................................   (35,337)      (26,589)    (68,130)    (47,197)
     Other, net...................................     5,053         4,982       1,124       4,663
                                                  ----------    ----------  ----------   ----------

                                                     (30,284)      (21,607)    (67,006)    (42,534)
                                                  ----------    ----------  ----------   ----------

Income Before Income Taxes........................   315,128       282,928     589,373     545,808

Provision for Income Taxes........................   121,324       111,745     226,909     215,591
                                                  ----------    ----------  ----------   ----------

Net Income........................................$  193,804    $  171,183  $  362,464     $330,217
                                                  ==========    ==========  ==========   ==========
Earnings per common share:
     Basic........................................$      .68    $      .58  $     1.27     $   1.12
                                                  ==========    ==========  ==========   ==========
     Assuming dilution............................$      .67    $      .57  $     1.25     $   1.10
                                                  ==========    ==========  ==========   ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                            November 30,
                                                    ----------------------------
                                                        2000           1999
                                                    -----------    ------------
                                                          (In thousands)
Net Cash Provided by Operating Activities...........$   834,567    $   676,454

Investing Activities:
     Purchases of property and equipment............   (819,378)      (838,586)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transaction.................     80,000              -
         Reimbursements of A300 and MD11 deposits...          -         24,377
         Other dispositions.........................     20,133        142,979
     Acquisition of business........................          -       (115,768)
     Other, net.....................................    (15,263)       (13,848)
                                                    -----------    -----------

Net cash used in investing activities...............   (734,508)      (800,846)

Financing Activities:
     Short-term borrowings, net.....................          -        200,000
     Proceeds from debt issuances...................    478,044        497,120
     Principal payments on debt.....................       (230)       (12,564)
     Proceeds from stock issuances..................      8,589         12,662
     Purchase of treasury stock.....................          -       (369,508)
     Other, net.....................................        356        (10,748)
                                                    -----------    -----------

Net cash provided by financing activities...........    486,759        316,962
                                                    -----------    -----------

Net increase in cash and cash equivalents...........    586,818        192,570
Cash and cash equivalents at beginning of period....     67,959        325,323
                                                    -----------    -----------

Cash and cash equivalents at end of period..........$   654,777    $   517,893
                                                    ===========    ===========

Cash payments for:
     Interest (net of capitalized interest).........$    71,690    $    51,251
                                                    ===========    ===========
     Income taxes...................................$   345,184    $   210,859
                                                    ===========    ===========

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)......$         -    $    19,450
     Fair value of assets acquired under
       exchange agreements..........................      1,785         18,903
                                                    -----------    -----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired................$    (1,785)   $       547
                                                    ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These interim financial statements of FedEx Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of November 30, 2000 and the consolidated results of its operations for the three- and six-month periods ended November 30, 2000 and 1999, and its consolidated cash flows for the six-month periods ended November 30, 2000 and 1999. Operating results for the three- and six-month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which is effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by the Company. Management has not yet completed its estimate of the effect of the adoption of this Statement.

       The Company has entered into contracts on behalf of its subsidiary Federal Express Corporation ("FedEx Express") that are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, the Company received $30,493,000 for the second quarter of 2001 and $57,427,000 for the first half of 2001. Through the first half of 2000, there were no such settlements. As of November 30, 2000, contracts in place to fix the price of jet fuel covered a total notional volume of 521,920,000 gallons through 2002. Based on current market prices, the fair value of these jet fuel hedging contracts was an asset of approximately $14,534,000 at November 30, 2000 and $51,060,000 at May 31, 2000. As of December 31, 2000,
contracts in place to fix the price of jet fuel covered approximately 41% of the expected jet fuel usage for the remainder of 2001 and approximately 33% for 2002.

       Certain prior period amounts have been reclassified to conform to the current presentation.


(2) ACQUISITION

        On November 12, 2000, the Company entered into an agreement to acquire American Freightways Corporation ("AF"), a multi-regional less-than-truckload carrier, for $28.13 per share, or approximately $1,170,000,000. The purchase price includes $920,000,000, payable half in cash and half in FedEx stock to the shareholders of AF and the assumption of approximately

$250,000,000 in AF debt. This business combination will be accounted for as a purchase.

        During December 2000, the Company completed the first step of its acquisition of AF by acquiring, in a tender offer, approximately 50.1% of the outstanding shares of AF, or 16,380,038 shares at a price of $28.13 per share. AF will merge into a newly-created subsidiary of FedEx and the remaining AF common shares will be converted into shares of FedEx common stock having a value of $28.13. FedEx will utilize shares of treasury stock to acquire the remaining interest.

        The acquisition is expected to be completed on or about February 9, 2001. After completing the acquisition of AF, the Company plans to report separate results for a newly-formed FedEx freight group, which will include the financial results of both AF and Viking Freight, Inc.


(3)  COMPREHENSIVE INCOME

       The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income:


                                                              Three Months
                                                           Ended November 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                              (In thousands)
     Net income..........................................  $193,804   $171,183
     Other comprehensive income:
       Unrealized gain (loss) on available-for-sale
        securities, net of deferred tax benefit of
        $2,383,000 and deferred taxes of $378,000........    (3,728)       591
       Foreign currency translation adjustments,
         net of deferred tax benefit of $2,486,000 and
         deferred taxes of $577,000......................   (12,686)     2,335
                                                           --------   --------

       Comprehensive income..............................  $177,390   $174,109
                                                           ========   ========

                                                              Six Months
                                                           Ended November 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                              (In thousands)

     Net income..........................................  $362,464   $330,217
     Other comprehensive income:
       Unrealized losses on available-for-sale
        securities, net of deferred tax benefits of
        $553,000 and $1,194,000..........................      (780)    (1,868)
       Foreign currency translation adjustments,
         net of deferred tax benefit of $3,749,000 and
         deferred taxes of $732,000......................   (14,672)     3,504
                                                           --------   --------

       Comprehensive income..............................  $347,012   $331,853
                                                           ========   ========

(4)  FINANCING ARRANGEMENTS


         Commercial paper in the amount of $1,000,000,000 was outstanding at November 30, 2000. Interest rates on these borrowings approximate 7.1%. The commercial paper is classified as Long-Term Debt based on the Company's ability and intent to refinance these borrowings with long-term debt.

         The Company has a $1,000,000,000 revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment of $200,000,000 through September 30, 2001. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. The commercial paper borrowings, which are backed by unused commitments under the revolving credit agreement, reduce the amount available under the revolving credit agreement. At November 30, 2000, no additional borrowings were available under this commitment.

         On December 13, 2000, the Company closed on an additional 364-day $750,000,000 revolving credit facility. This facility will be utilized to back commercial paper borrowings that funded the cash requirements of the AF acquisition and for general corporate purposes.


(5)  COMPUTATION OF EARNINGS PER SHARE

       The calculation of basic and diluted earnings per share for the three- and six-month periods ended November 30, 2000 and 1999 was as follows (in thousands, except per share amounts):


                                         Three Months Ended       Six Months Ended
                                            November 30,             November 30,
                                     ----------------------    ----------------------
                                        2000         1999        2000         1999
                                     ---------    ---------    ---------    ---------
Net income applicable to common
   stockholders ..................   $ 193,804    $ 171,183    $ 362,464    $ 330,217
                                     =========    =========    =========    =========

Weighted-average shares of common
   stock outstanding .............     285,083      293,415      284,899      295,793
                                     =========    =========    =========    =========

Basic earnings per share .........   $     .68    $     .58    $    1.27    $    1.12
                                     =========    =========    =========    =========

Weighted-average shares of common
   stock outstanding .............     285,083      293,415      284,899      295,793
Common equivalent shares:
   Assumed exercise of outstanding
    dilutive options .............      15,002       12,906       14,660       13,056
   Less shares repurchased from
    proceeds of assumed exercise
    of options ...................     (10,261)      (8,240)     (10,285)      (7,888)
                                     ---------    ---------    ---------    ---------
Weighted-average common and
   common equivalent shares ......     289,824      298,081      289,274      300,961
                                     =========    =========    =========    =========
Earnings per share,
   assuming dilution .............   $     .67    $     .57    $    1.25    $    1.10
                                     =========    =========    =========    =========

(6)  BUSINESS SEGMENT INFORMATION

     FedEx Corporation is a global transportation and logistics provider whose operations are primarily represented by FedEx Express, the world's largest express transportation company, and FedEx Ground Package System, Inc. ("FedEx Ground"), a ground small-package carrier. These operating companies comprise the Company's reportable segments. Included within "Other" are the operations of FedEx Global Logistics, Inc., a contract logistics provider; FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Trade Networks,Inc., a global trade services company; and Viking Freight,Inc., a less-than-truckload carrier operating principally in the western United States. Other also includes certain unallocated corporate items.


     The following table provides a reconciliation of reportable segment revenues and operating income to the Company's consolidated financial statement totals (in thousands):


                     Three Months Ended         Six Months Ended
                         November 30,              November 30,
                   -----------------------   -----------------------
                      2000         1999         2000         1999
                   ----------   ----------   ----------   ----------
Revenue
   FedEx Express   $3,981,092   $3,736,027   $7,896,773   $7,322,833
   FedEx Ground       581,696      521,062    1,124,509      996,958
   Other .......      332,133      313,015      652,375      570,290
                   ----------   ----------   ----------   ----------
                   $4,894,921   $4,570,104   $9,673,657   $8,890,081
                   ==========   ==========   ==========   ==========

Operating income
   FedEx Express   $  270,510   $  211,216   $  528,238   $  420,159
   FedEx Ground        57,404       65,637      100,416      116,150
   Other .......       17,498       27,682       27,725       52,033
                   ----------   ----------   ----------   ----------
                   $  345,412   $  304,535   $  656,379   $  588,342
                   ==========   ==========   ==========   ==========

(7)  COMMITMENTS

       As of November 30, 2000, the Company's purchase commitments for the remainder of 2001 and annually thereafter under various contracts were as follows (in thousands):

                                     Aircraft-
                          Aircraft   Related(1)   Other(2)      Total
                          --------   ----------   --------   ----------
       2001 (remainder)   $186,700   $263,400     $216,400   $  666,500
       2002                400,500    421,500       26,500      848,500
       2003                482,300    516,700        8,300    1,007,300
       2004                354,100    479,900        7,600      841,600
       2005                176,100    512,900        7,600      696,600

(1) Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)    Primarily vehicles, facilities, computers and other equipment.

       FedEx Express is committed to purchase 11 DC10s, 29 MD11s, 8 A300s, 8 A310s and 75 Ayres ALM 200s to be delivered through 2006. Deposits and progress payments of $9,050,000 have been made toward these purchases.

       FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of November 30, 2000), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 12 additional DC10s, along with additional aircraft engines and equipment.

       Lease commitments added since May 31, 2000 for the one MD11 purchased in 2000 and subsequently sold and leased back, are as follows (in thousands):


                  2001        $  1,025
                  2002           5,011
                  2003           6,719
                  2004           6,568
                  2005           7,076
                  Thereafter   116,122

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS







       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 2000, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2000 and 1999, included herein, as indicated in their report thereon included on page 13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of FedEx Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (a Delaware corporation) and subsidiaries as of November 30, 2000, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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





Memphis, Tennessee
December 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS
In millions, except per share amounts
Three and six months ended November 30:


                             Three Months Ended               Six Months Ended
                             ------------------    Percent    ----------------       Percent
                               2000       1999     Change      2000       1999       Change
                               ----       ----     -------     ----       ----       -------
Revenues                     $4,895     $4,570        + 7      $9,674    $8,890         + 9

Operating income                345        305        +13         656       588         +12

Net income                      194        171        +13         362       330         +10

-------------------------------------------------------------------------------------------
Earnings per diluted share    $0.67      $0.57        +18       $1.25     $1.10         +14
===========================================================================================


       FedEx Corporation (also referred to herein as "FedEx" or the "Company") results for the second quarter and first half ended November 30, 2000 include solid year-over-year growth in operating income and net income. Continued volume and revenue per package (yield) growth on international express packages were the most significant contributing factors. Operating income was further enhanced by ongoing yield-management actions and cost control measures as well as increased productivity. While higher fuel costs continued to negatively affect operating costs, the Company's fuel surcharges and hedging activity programs were effective in offsetting the higher expenses.

       In the second quarter, FedEx continued to capitalize on its international express network that provides extensive, reliable express transportation service for the global economy. For the second quarter, year-over-year revenue growth on Federal Express Corporation ("FedEx Express") international priority (IP) packages was more than 16% as a result of volume growth of 11% and a yield increase of 5%. For the first half, IP revenue growth was more than 18% due to strong volumes and yields. Domestic U.S. overnight box volume continued steady growth of 4% for both the second quarter and the first half of 2001. The Company's yield-management actions, including a sales focus on higher-yielding business, resulted in higher domestic express and deferred product yields. Good volume growth and yield improvement at FedEx Ground Package System, Inc. ("FedEx Ground") also contributed to the increase in revenue for the second quarter. In addition, cost control measures such as limiting staffing additions and lowering discretionary spending more than offset increased fuel costs and costs associated with implementing the Company's new sales and marketing strategy and home delivery service offering in the second quarter and the first half of 2001.

       Increased fuel prices negatively impacted year-over-year expenses by $78 million for the second quarter and $133 million for the first half of 2001, net of the effects of jet fuel hedging contracts. In response to higher fuel costs, several of our subsidiaries have implemented fuel surcharges. At FedEx Express, a 4% fuel surcharge has been in effect since April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually permissible. At FedEx Ground, a 1.25% fuel surcharge was implemented effective August 7, 2000. We continue to evaluate the level of fuel surcharges necessary in light of current and forecasted energy costs.

       FedEx received approximately $30 million in the second quarter and $57 million in the first half of 2001 under jet fuel hedging contracts. The Company has also entered into these contracts through 2002, as outlined in the table below:


                                                   2001
                                           --------------------
                                            Third       Fourth
                                            Quarter     Quarter       2002
                                           --------     -------      ------
          Percentage of usage hedged            23%         62%          33%

          Price per gallon (including
             taxes and fees)                 $.727       $.786        $.964


         Operating results also reflect the continuing implementation of the rebranding and reorganization initiatives begun in 2000. We believe this strategy will enable our operating subsidiaries to compete collectively while retaining the independent operating structure of their business units. Over time, this strategy will also allow us to better align the services provided by each operating subsidiary based on the strengths of their respective networks. The creation of FedEx Corporate Services, Inc. ("FedEx Services") gives customers a single point of contact for all express and ground services. The sales, marketing, customer service and most of the information technology functions of our two largest subsidiaries are now centralized in FedEx Services. We have largely completed the retraining of our sales force, but continue to incur costs associated with the retooling of our automation systems and vehicle and facilities rebranding. The rebranding costs were approximately $8 million for the second quarter and approximately $13 million for the first half of 2001.

       Net interest expense increased 33% for the second quarter and 44% for the first half of 2001 from the prior year periods due to higher commercial paper borrowings, primarily incurred as a result of the prior year stock repurchase program. The Company's effective tax rate for the second quarter and first half of 2001 was 38.5%, compared to 39.5% in the prior year periods. The decline in the effective tax rate is attributable to a number of factors, none of which is individually significant.


       REPORTABLE SEGMENTS

       The formation of FedEx Services has changed the way certain costs are captured and allocated between the Company's operating segments. For example, salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology departments previously incurred at FedEx Express and FedEx Ground are now allocated to these operating segments and are included in the line item "Intercompany charges" on the accompanying financial summaries of our reportable segments. Consequently, certain segment expense data presented is not comparable to prior periods. We believe the total amounts allocated to the business segments reasonably reflect the cost of providing such services.

       FEDEX EXPRESS

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:


                                                   Three Months Ended                  Six Months Ended
                                                   ------------------      Percent    ------------------      Percent
                                                    2000        1999(1)    Change      2000        1999(1)    Change
                                                    ----        ----       ------      ----        ----       -------
Revenues:
   Package:
       U.S. overnight box(2)                        $1,484     $1,393       + 7         $2,964    $2,773        + 7
       U.S. overnight envelope(3)                      456        451       + 1            928       904        + 3
       U.S. deferred                                   634        588       + 8          1,252     1,147        + 9
       International Priority                        1,023        881       +16          2,007     1,699        +18
                                                    ------     ------                   ------      ----
           Total package revenue                     3,597      3,313       + 9          7,151     6,523        +10

   Freight:
       U.S.                                            177        144       +23            339       274        +24
       International                                   102        127       -20            217       253        -14
                                                    ------     ------                   ------      ----
           Total freight revenue                       279        271       + 3            556       527        + 6

   Other                                               105        152       -31            190       273        -30
                                                    ------     ------                   ------    ------
           Total revenues                           $3,981     $3,736       + 7         $7,897    $7,323        + 8
                                                    ======     ======                   ======    ======

Operating Expenses:
   Salaries and employee benefits                    1,582                               3,178
   Purchased transportation                            147                                 297
   Rentals and landing fees                            354                                 698
   Depreciation and amortization                       201                                 398
   Fuel                                                300                                 541
   Maintenance and repairs                             238                                 506
   Intercompany charges                                346                                 673
   Other                                               542                               1,078
                                                     -----                               -----
       Total operating expenses                      3,710      3,525       + 5          7,369     6,903        + 7
                                                     -----      -----                    -----    ------

Operating income                                    $  271     $  211       +28         $  528    $  420        +26
                                                    ======     ======                   ======    ======


Package statistics:
   Average daily packages:
       U.S. overnight box                            1,292      1,241       + 4          1,273     1,222        + 4
       U.S. overnight envelope                         757        770       - 2            757       759          -
       U.S. deferred                                   924        913       + 1            900       876        + 3
       IP                                              359        323       +11            348       310        +12
                                                    ------     ------                   ------     -----
           Composite                                 3,332      3,247       + 3          3,278     3,167        + 4

   Revenue per package (yield):
       U.S. overnight box                           $18.23     $17.82       + 2         $18.19    $17.72        + 3
       U.S. overnight envelope                        9.56       9.29       + 3           9.58      9.30        + 3
       U.S. deferred                                 10.88      10.22       + 6          10.87     10.24        + 6
       IP                                            45.27      43.31       + 5          45.04     42.88        + 5
           Composite                                 17.13      16.20       + 6          17.04     16.09        + 6

Freight statistics:
     Average daily pounds:
       U.S.                                          4,749      5,072       - 6          4,556     4,810        - 5
       International                                 2,234      2,574       -13          2,273     2,539        -10
                                                    ------     ------                   ------    ------
           Composite                                 6,983      7,646       - 9          6,829     7,349        - 7

     Revenue per pound (yield):
       U.S.                                         $  .59     $  .45       +31         $  .58    $  .45        +29
       International                                   .73        .78       - 6            .75       .78        - 4
           Composite                                   .63        .56       +13            .64       .56        +14

1 Operating expense detail for the three- and six-month periods ended November 30, 1999 has been omitted, as this data is not comparable to the three- and six-month periods ended November 30, 2000. See "Reportable Segments" above.
2 The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.
3 The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

================================================================================

       Revenues

       Total package revenue increased 9% in the second quarter and 10% in the first half of 2001, principally due to increases in IP and U.S. overnight box volumes. Average daily package volume growth rates for U.S. domestic overnight box maintained a steady growth rate of 4% for the second quarter and the first half. Total package yield increased 6% for the second quarter and first half of 2001, continuing the upward trend resulting from our yield-management strategy, which includes restricting growth of less profitable business.

       Total freight revenue for the second quarter and first half of 2001 increased due to significantly improved yields in U.S. freight, offset by declines in domestic freight volume and international freight volume and yield.

       Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. Hushkit sales have continued to decrease compared to the prior year periods and are expected to be immaterial for the remainder of 2001.

       Operating Income

       Operating income increased 28% for the second quarter and 26% for the first half of 2001 year over year, despite higher fuel costs. A 36% increase in average jet fuel price per gallon contributed to a negative impact of approximately $67 million on second quarter total fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. For the first half, the impact was $110 million, net of hedging effects, resulting from a 33% increase in average jet fuel price per gallon. Fuel surcharges implemented during 2000 offset the increase in fuel costs in the second quarter. Maintenance and repairs expense decreased year over year for the second quarter due to the timing of scheduled aircraft maintenance; for the first half, these expenses were consistent with the prior year period.

       Cost containment and productivity enhancement programs contributed to the increased second quarter and year-to-date operating margin. Staffing levels in general and administrative support functions were held flat, and discretionary spending was reduced.

       Year-over-year comparisons were also affected by the reduction in the contribution from sales of hushkits. Operating profit from these sales was $6 million for the second quarter and $7 million for the first half of 2001 compared to $14 million and $29 million in the respective prior year periods.

         FEDEX GROUND

         The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except dollar amounts) for the three- and six-month periods ended November 30:


                                         Three months Ended             Six Months Ended
                                         ------------------   Percent   ----------------    Percent
                                           2000      1999(1)  Change    2000       1999(1)  Change
                                           ----      -----    -------   ----       -----    -------
Revenues                                   $582       $521      +12    $1,125      $997     +13

Operating Expenses:
   Salaries and employee benefits           117                           225
   Purchased transportation                 227                           444
   Rentals and landing fees                  18                            32
   Depreciation and amortization             27                            52
   Fuel                                       1                             2
   Maintenance and repairs                   15                            31
   Intercompany charges                      56                           109
   Other                                     64                           130
                                           ----       ----             ------      ----
       Total operating expenses             525        455      +15     1,025       881     +16
                                           ----       ----             ------      ----

Operating income                           $ 57       $ 66      -14    $  100      $116     -14
                                           ====       ====             ======      ====
--------------------------------------------------------------------------------
Average daily packages                    1,648      1,541      + 7     1,547     1,453     + 6
Revenue per package (yield)              $ 5.69     $ 5.45      + 4    $ 5.68    $ 5.49     + 3

1 Operating expense detail for the three- and six-month periods ended November
  30, 1999 has been omitted, as this data is not comparable to the three- and six-month periods ended November 30, 2000. See "Reportable Segments" above.
================================================================================

       Revenues

       Revenues for FedEx Ground for the second quarter and first half of 2001 increased 12% and 13%, respectively, from the prior year periods, due to increases in average daily package volumes and yields, as well as three additional operating days in the first quarter. Revenue per operating day during the first half of 2001 increased 10% from the prior year period.

       Average daily volume from the new FedEx Home Delivery service doubled from the end of the first quarter to the end of the second quarter of 2001. The continued expansion of FedEx Home Delivery, in conjunction with FedEx's new bundling and branding strategies, helped to increase the year-over-year average daily volume growth rates to 7% for the second quarter and 6% for the first half of 2001. Higher yields experienced in the second quarter and first half of 2001 are attributed to the effects of the February 2000 rate increase, the fuel surcharge and, to a lesser extent, the new Home Delivery service.

       Operating Income

       Excluding the FedEx Home Delivery incremental operating loss of $9 million and expenses of $4 million associated with the rebranding and reorganization initiatives ($17 million and $8 million year to date, respectively), operating income for the second quarter and first half of 2001 increased 6% and 8% year over year, respectively. Expansion costs continued for the FedEx Ground network, as an additional hub facility was opened during October 2000, thereby increasing depreciation expense.

       The FedEx Home Delivery service, originally offered in March 2000 to approximately 50% of the U.S. population, is dedicated to meeting the needs of business-to-consumer shippers. FedEx Ground has announced an aggressive expansion of this service to achieve service coverage of approximately 80% of the U.S. population by September 2001. We are on schedule with the expansion program and estimate that 70% coverage will be obtained by the end of February 2001. We continue to estimate that FedEx Home Delivery operating losses will approximate $50 million in 2001, including costs associated with acceleration of the expansion of the service.


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

       Revenues from other operations during the second quarter and first half of 2001 increased 6% and 14% from the respective prior year periods. Excluding the effects of businesses acquired during or after the comparable periods, revenues decreased 5% and 2% for the second quarter and first half of 2001, respectively, principally due to lower revenues at FedEx Custom Critical. The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to leading economic indicators, principally in the automotive industry, where volumes have continued to decline over the past six months. This decrease was partially offset by revenue increases at FedEx Logistics and Viking.

       Operating income decreased 37% for the second quarter and 47% for the first half of 2001. After adjusting for the effects of acquired businesses, operating income decreased 16% and 37% for these respective periods. These decreases reflect primarily the decline in volume and yield at FedEx Custom Critical and lower performance at FedEx Logistics.

       On November 12, 2000, the Company entered into an agreement to acquire American Freightways Corporation ("AF") for $28.13 per share, or approximately $1.17 billion, including assumed debt, payable in cash and FedEx stock. The acquisition is expected to be completed on or about February 9, 2001. After completing the acquisition of AF, the Company plans to report separate results for a newly-formed FedEx freight group, which will include the financial results of both AF and Viking. For further information, see "Liquidity" and Note 2 of Notes to Condensed Consolidated Financial Statements.


       OUTLOOK

       Recently, the U.S. economy has slowed substantially. While softness in some market segments, such as the automotive sector, has been experienced over the past six months, the continued slowing of the economy has more recently been noted as a decrease in general consumer spending resulting in less demand for the transportation of all consumer goods. Volumes for the month of December 2000 were adversely affected by the current economic situation. Our fiscal third quarter will also be negatively affected by the recent severe winter weather in much of the U.S., causing increased costs for de-icing, overtime and re-deliveries.

       In response to these slowing volume growth rates, the Company has implemented cost controls, further reducing discretionary spending, and decreased capital spending from our original plan (see "Capital Resources"). In late December 2000, FedEx Express announced list rate increases averaging 4.9% for shipments within the U.S. and 2.9% for U.S. export shipments, which will be effective February 1, 2001. FedEx Ground also expects to implement a normal price increase in February 2001. We do not anticipate that the forecasted economic conditions will impact our pricing or pricing strategies.

       Despite the near-term economic outlook, we believe FedEx is well positioned for long-term growth. In January 2001, we entered into a business alliance with the U.S. Postal Service, which is expected to generate revenue of approximately $7 billion over seven years and is consistent with our goals of improving margins, cash flows and returns. Moreover, our strategic initiatives in support of long-term growth goals have not changed: we will continue to make expenditures for the expansion of our Home Delivery and FedEx Ground networks; for the enhancement of our LTL presence; for the expansion of our IP business through strategic alliances such as LaPoste in Europe and through global network enhancements such as adding routes and increasing capacity; and for the design, testing and implementation of new customer-facing technologies such as e-commerce solutions, enhanced customer service tools and internet-based offerings, as well as internal technologies such as improved scanning and wireless transmissions.

       The globalization of markets will continue, and because of our extensive international network, we believe FedEx is positioned to continue to capitalize on that expansion. We also believe the reliable service and tracking capabilities offered by FedEx will become even more important to customers as they seek to shorten their supply chains and decrease inventory levels.

FINANCIAL CONDITION

       Liquidity

       Cash and cash equivalents totaled $655 million at November 30, 2000 compared to $68 million at May 31, 2000. Cash flows from operating activities for the first half of 2001 totaled $835 million, compared to $676 million for the prior year period.

       As mentioned previously, FedEx plans to acquire AF during the first calendar quarter of 2001 in a transaction to be accounted for as a purchase. The $1.17 billion AF purchase price includes approximately $460 million in cash, approximately $460 million of FedEx stock and the assumption of approximately $250 million in AF debt. The Company's cash balances at the end of the second quarter are higher primarily due to our increased commercial paper borrowings in anticipation of the cash requirements of the tender offer made to AF shareholders. The tender offer was funded on December 29, 2000. In the second half of the transaction, FedEx will issue shares of treasury stock to the shareholders of AF, and AF will be merged into a wholly-owned subsidiary of FedEx.

       FedEx's operations are generally capital intensive and generate cash earnings substantially in excess of reported earnings. The following table compares certain cash-based earnings measures (in millions, except per share amounts) for the three- and six-month periods ended November 30:


                                                       Three Months Ended                 Six Months Ended
                                                       ------------------     Percent    -----------------   Percent
                                                        2000        1999      Change      2000      1999     Change
                                                        ----        ----      ------      ----      ----     ------
EBITDA (earnings before interest,
taxes, depreciation and amortization)                  $ 660       $ 595         +11     $1,270     $1,156      +10

Cash earnings per share (net income
plus depreciation and amortization divided
by average common and common equivalent
shares)                                                $1.74       $1.53         +14     $ 3.37     $ 2.97      +13

         The Company currently has a $1.0 billion revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of November 30, 2000, no additional borrowings were available under this commitment. In December 2000, the Company secured an additional $750 million credit facility. This facility will be utilized to back commercial paper borrowings that funded the cash requirements of the AF acquisition and for general corporate purposes. For more information regarding these credit facilities, see Note 4 of Notes to Condensed Consolidated Financial Statements.

       We believe that cash flow from operations, our commercial paper program and the credit facilities mentioned above will adequately provide for the Company's working capital needs for the foreseeable future.

       Capital Resources

       Our operations require significant investments in aircraft, vehicles, computer and telecommunications equipment and systems, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       The following table compares capital expenditures (including equivalent capital, which is defined below) for the three and six months ended November 30 (in millions):


                                             Three Months Ended          Six Months Ended
                                             ------------------          ----------------
                                             2000          1999          2000          1999
                                             ----          ----          ----          ----
     Aircraft and related equipment         $207          $135          $286         $  249
     Facilities and sort equipment            83           131           172            220
     Information and technology
        equipment                             88           128           180            218
     Other equipment                         101            86           181            152
                                            ----          ----          ----         ------
            Total capital expenditures       479           480           819            839
     Equivalent capital, principally
        aircraft-related                       -           114             -            356
                                            ----          ----          ----         ------
            Total                           $479          $594          $819         $1,195
                                            ====          ====          ====         ======

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

       As a result of our current outlook for the second half of 2001, we have reduced planned capital expenditures for 2001 from our earlier estimate of $2.3 billion to approximately $2.0 billion, the same level as the prior year. We plan to continue to make strategic capital investments, however, in support of our long-term growth goals. For information on the Company's purchase commitments, see Note 7 of Notes to Condensed Consolidated Financial Statements.

     We believe that the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for FedEx's future capital needs.

       Regulatory Matters

     In November 2000, the U.S. Occupational Safety and Health Administration, or OSHA, published final regulations to mandate an ergonomics standard that could require many businesses, including FedEx's operating companies, to make significant changes in the workplace in an effort to reduce the incidence of musculoskeletal disorders such as lower back pain. The new regulations do not specify which workplace changes would be required in order for businesses to be in compliance. We have joined other affected parties in lawsuits challenging the legality, as well as the economic and technical feasibility, of the proposed regulations. Pending the results of these legal challenges, the new regulations will go into effect in mid-January 2001 and will have an initial compliance date of October 15, 2001.

       If the new regulations are upheld and if OSHA applies the new regulations in the same way as it attempted unsuccessfully in the past to impose ergonomic measures under its general authority, we would be required to make extensive changes to the layout of our sorting facilities and hire a significant number of additional employees. We believe that the cost of compliance would be substantial and have a material adverse effect on our business. We expect that our competitors, along with the rest of American industry, would also incur substantial compliance costs.

       Euro Currency Conversion

       Since the beginning of the European Union's transition to the euro on January 1, 1999, our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. FedEx believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro transition are being expensed as incurred and are being funded entirely by internal cash flows. The devaluation of the Euro had an immaterial negative impact on the results of operations of the Company for the second quarter and first half of 2001.

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

EXCEPT AS OTHERWISE INDICATED, REFERENCES TO YEARS MEANS THE COMPANY'S FISCAL YEAR ENDING MAY 31 OF THE YEAR REFERENCED.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 2000. Foreign currency fluctuations during the second quarter of 2001 did not have a material effect on the results of operations for the period. Many of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.


     Exhibit
     Number     Description of Exhibit
     -------    -------------------------
        10.1    Amendment dated November 27, 2000 to Sales Agreement dated April
                7, 1995 between Federal Express Corporation and American
                Airlines, Inc.

        10.2 Credit Agreement among FedEx Corporation, the Lenders named therein, Commerzbank AG, as Syndication Agent, Bank of America,
                N.A., as Documentation Agent, The Chase Manhattan Bank, as
                Administrative Agent, and Chase Securities Inc., as Lead
                Arranger and Book Manager, dated as of December 13, 2000 (filed as Exhibit (b)(2) to FedEx's Schedule TO (Amendment No. 2), filed with the SEC on December 15, 2000, and incorporated by reference herein).

        12.1    Computation of Ratio of Earnings to Fixed Charges.

        15.1    Letter re: Unaudited Interim Financial Statements.


(b)    Reports on Form 8-K.

       During the quarter ended November 30, 2000, the Registrant filed two Current Reports on Form 8-K. The November 12, 2000 report disclosed the execution of an agreement to acquire American Freightways Corporation for approximately $1.2 billion, comprising cash, FedEx stock and assumed debt. The January 10, 2001 report disclosed the execution of a transportation agreement and a retail agreement with the United States Postal Service.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FEDEX CORPORATION



Date:         January 12, 2001               /s/ JAMES S. HUDSON
                                        ----------------------------------------
                                        JAMES S. HUDSON
                                        CORPORATE VICE PRESIDENT
                                        STRATEGIC FINANCIAL PLANNING & CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
-------      ----------------------
10.1         Amendment dated November 27, 2000 to Sales Agreement dated April 7,
             1995 between Federal Express Corporation and American Airlines,
             Inc.

12.1         Computation of Ratio of Earnings to Fixed Charges.

15.1         Letter re: Unaudited Interim Financial Statements.