Form 10-Q
period 2001-02-28
FEDEX CORP
filed 2001-04-13
CIK 1048911

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28,
       2001, OR


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock                     Outstanding Shares at March 30, 2001
Common Stock, par value $.10 per share                   297,109,218


================================================================================

                                FEDEX CORPORATION


                                      INDEX



                          PART I. FINANCIAL INFORMATION



                                                                                                       PAGE
ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets
       February 28, 2001 and May 31, 2000 ...........................................................   3-4

     Condensed Consolidated Statements of Income
       Three and Nine Months Ended February 28, 2001 and February 29, 2000 ..........................    5

     Condensed Consolidated Statements of Cash Flows
       Nine Months Ended February 28, 2001 and February 29, 2000 ....................................    6

     Notes to Condensed Consolidated Financial Statements ...........................................   7-12

     Review of Condensed Consolidated Financial Statements
       by Independent Public Accountants ............................................................   13

     Report of Independent Public Accountants .......................................................   14

ITEM 2: Management's Discussion and Analysis of Results of
          Operations and Financial Condition ........................................................   15-25

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk ..................................   26


                           PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K ............................................................   27

     Signatures .....................................................................................   28

     EXHIBIT INDEX ..................................................................................   E-1


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




ASSETS
                                                                February 28,
                                                                    2001       May 31,
                                                                 (Unaudited)    2000
                                                                -----------  -----------
                                                                     (In thousands)
Current Assets:
     Cash and cash equivalents .............................   $   139,944   $    67,959
     Receivables, less allowances of
       $98,406,000 and $85,972,000 .........................     2,707,025     2,547,043
     Spare parts, supplies and fuel ........................       281,723       255,291
     Deferred income taxes .................................       402,747       317,784
     Prepaid expenses and other ............................       116,943        96,667
                                                               -----------   -----------
         Total current assets ..............................     3,648,382     3,284,744


Property and Equipment, at Cost ............................    16,391,477    14,742,543
     Less accumulated depreciation and amortization ........     8,397,324     7,659,016
                                                               -----------   -----------
         Net property and equipment ........................     7,994,153     7,083,527


Other Assets:
     Goodwill ..............................................     1,097,950       500,547
     Other .................................................       779,246       658,293
                                                               -----------   -----------
         Total other assets ................................     1,877,196     1,158,840
                                                               -----------   -----------
                                                               $13,519,731   $11,527,111
                                                               ===========   ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                            February 28,
                                                               2001         May 31,
                                                            (Unaudited)      2000
                                                           ------------- -------------
                                                                  (In thousands)
Current Liabilities:
     Current portion of long-term debt.....................$    42,776   $     6,537
     Accrued salaries and employee benefits................    678,126       755,747
     Accounts payable......................................  1,192,511     1,120,855
     Accrued expenses......................................    951,900     1,007,887
                                                           -----------   -----------

         Total current liabilities.........................  2,865,313     2,891,026

Long-Term Debt, Less Current Portion.......................  2,658,776     1,776,253

Deferred Income Taxes......................................    439,351       344,613

Other Liabilities..........................................  1,777,712     1,729,976

Commitments (Note 7)

Common Stockholders' Investment:
     Common stock, $.10 par value;
       800,000,000 shares authorized, 298,573,387
         issued............................................     29,857        29,857
     Additional paid-in capital............................  1,116,951     1,079,462
     Retained earnings ....................................  4,770,913     4,295,041
     Treasury stock, at cost; deferred compensation
       and other...........................................    (91,141)     (583,043)
     Accumulated other comprehensive income................    (48,001)      (36,074)
                                                           -----------   -----------

         Total common stockholders' investment.............  5,778,579     4,785,243
                                                           -----------   -----------

                                                           $13,519,731   $11,527,111
                                                           ===========   ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                 Nine Months Ended
                                                  ----------------------------      ----------------------------
                                                  February 28,    February 29,      February 28,     February 29,
                                                      2001            2000             2001              2000
                                                  ------------    ------------      ------------     ------------
                                                              (In thousands, except per share amounts)

Revenues                                          $4,838,780       $4,518,057       $14,512,437      $13,408,138
Operating Expenses:
     Salaries and employee benefits............... 2,098,168        1,926,473         6,092,787        5,631,110
     Purchased transportation.....................   411,612          416,912         1,285,801        1,244,629
     Rentals and landing fees.....................   417,696          386,473         1,215,734        1,146,692
     Depreciation and amortization................   325,823          293,727           938,007          856,349
     Fuel ........................................   302,160          256,879           865,339          666,440
     Maintenance and repairs......................   270,495          270,837           858,653          804,198
     Other........................................   821,521          760,284         2,408,432        2,263,906
                                                  ----------       ----------        ----------      -----------
                                                   4,647,475        4,311,585        13,664,753       12,613,324
                                                  ----------       ----------        ----------      ------------
Operating Income..................................   191,305          206,472           847,684          794,814

Other Income (Expense):
     Interest, net................................   (34,197)         (30,282)         (102,327)         (77,479)
     Other, net...................................     1,381           10,808             2,505           15,471
                                                  ----------       ----------        ----------      -----------
                                                     (32,816)         (19,474)          (99,822)         (62,008)
                                                  ----------       ----------        ----------      -----------
Income Before Income Taxes........................   158,489          186,998           747,862          732,806

Provision for Income Taxes........................    49,800           73,870           276,709          289,461
                                                  ----------       ----------        ----------      -----------
Net Income........................................$  108,689       $  113,128        $  471,153      $   443,345
                                                  ==========       ==========        ==========      ===========

Earnings per Common Share:
     Basic........................................$      .38       $      .39        $     1.65      $      1.51
                                                  ==========       ==========        ==========      ===========
     Assuming dilution............................$      .37       $      .39        $     1.62      $      1.49
                                                  ==========       ==========        ==========      ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                 -----------------------------
                                                                                  February 28,   February 29,
                                                                                      2001           2000
                                                                                 -------------   -------------
                                                                                          (In thousands)
Net Cash Provided by Operating Activities.........................................$ 1,025,953    $   875,569

Investing Activities:
     Purchases of property and equipment.......................................... (1,272,374)    (1,227,943)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transaction...............................................     80,000              -
         Reimbursements of A300 and MD11 deposits.................................          -         24,377
         Other dispositions.......................................................     23,176        150,792
     Acquisition of businesses, net of cash acquired..............................   (466,702)      (257,973)
     Other, net...................................................................    (10,579)       (15,804)
                                                                                  -----------    -----------

Net cash used in investing activities............................................. (1,646,479)    (1,326,551)

Financing Activities:
     Short-term borrowings, net...................................................          -        150,000
     Proceeds from debt issuances.................................................    794,522        590,613
     Principal payments on debt...................................................   (120,777)       (12,596)
     Proceeds from stock issuances................................................     18,410         11,792
     Purchase of treasury stock...................................................          -       (491,229)
     Other, net...................................................................        356          6,571
                                                                                  -----------    -----------

Net cash provided by financing activities.........................................    692,511        255,151
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents..............................     71,985       (195,831)
Cash and cash equivalents at beginning of period..................................     67,959        325,323
                                                                                  -----------    -----------

Cash and cash equivalents at end of period........................................$   139,944    $   129,492
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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of February 28, 2001 and the consolidated results of its operations for the three- and nine-month periods ended February 28, 2001 and February 29, 2000, and its consolidated cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000. Operating results for the three- and nine-month periods ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

       Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The Company has performed a review to identify and measure the accounting effects of all stand-alone and embedded derivatives. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS 133 will depend on the amount, timing and nature of any agreements entered into by the Company. However, based on its review, the Company does not expect the adoption of this Statement to have a material effect on its consolidated results of operations or financial position.

       During the third quarter, the Company recognized the utilization of approximately $12,800,000 or $.04 per share of excess foreign tax credits. This change in estimate reduced the effective annual income tax rate to 37% for the nine months ended February 28, 2001, which is the expected annual effective rate for 2001.

       The Company has entered into contracts on behalf of its subsidiary Federal Express Corporation ("FedEx Express") that are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts the Company received the following amounts:


                               Three Months Ended           Nine Months Ended
                            --------------------------  -------------------------
                            February 28,  February 29,  February 28,  February 29,
                                2001          2000          2001          2000
                            ------------  ------------  ------------  -----------
Jet Fuel Hedging Receipts   $15,229,000    $855,000      $72,656,000   $864,000

       As of February 28, 2001, contracts in place to fix the price of jet fuel covered a total notional volume of 465,941,000 gallons through 2002. Based on current market prices, the fair values of these jet fuel hedging contracts were:


                                          February 28, 2001      May 31, 2000
                                         -------------------    ----------------
Fair Value of Jet Fuel Hedging Contracts
  asset(liability)                           $(6,661,000)        $51,060,000


       As of March 30, 2001, contracts in place to fix the price of jet fuel covered approximately 62% of the expected jet fuel usage for the remainder of 2001 and approximately 33% of the expected usage for 2002.


(2) ACQUISITION

       On February 9, 2001, the Company completed its previously announced acquisition of American Freightways Corporation ("American Freightways"), a multi-regional less-than-truckload motor carrier, for approximately $978,000,000, including $471,000,000 in cash, 11.0 million common shares of Company stock and options to purchase 1.5 million common shares of Company stock.

       The acquisition was completed in a two-step transaction that included a cash tender offer and a merger that resulted in the Company acquiring all of the outstanding shares of American Freightways. The Company completed the first step of the transaction on December 21, 2000 by acquiring 50.1% of the outstanding shares of American Freightways, or 16,380,038 shares at a price of $28.13 per share. On February 9, 2001, American Freightways was merged into a newly-created subsidiary of the Company and each remaining outstanding share of American Freightways common stock was converted into 0.6639 shares of common stock of the Company.

       This business combination was accounted for as a purchase. The excess purchase price over the estimated fair value of the net assets acquired (approximately $600,000,000) has been recorded as goodwill and is being amortized ratably over 40 years. For financial reporting purposes, the results of operations of American Freightways are included in the Company's consolidated results from January 1, 2001.

       The following unaudited pro forma consolidated results of operations are presented as if the acquisition of American Freightways had been made at the beginning of the periods presented (in thousands, except per share amounts):


                                                       Nine Months Ended
                                             ----------------------------------
                                               February 28,        February 29,
                                                  2001                  2000
                                             --------------       -------------
        Revenues.............................. $15,377,389          $14,330,738
        Net income............................     489,472              456,635
        Basic earnings per share..............        1.65                 1.50
        Diluted earnings per share............        1.63                 1.47


        The pro forma consolidated results of operations include adjustments to give effect to the amortization of goodwill, interest expense on acquisition-related debt and certain other purchase accounting adjustments. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

(3)  COMPREHENSIVE INCOME

       The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income:


                                                                           Three Months Ended
                                                                        --------------------------
                                                                        February 28,  February 29,
                                                                           2001         2000
                                                                        -----------  -------------
                                                                             (In thousands)
Net income ...........................................................   $ 108,689    $ 113,128
Other comprehensive income:
  Unrealized gain (loss) on available-for-sale
   securities, net of deferred tax benefit of
   $12,000 and deferred taxes of $5,663,000 ..........................         (19)       8,857
  Foreign currency translation adjustments,
    net of deferred tax benefit of $690,000 and
    deferred taxes of $68,000 ........................................       3,543       (3,829)
                                                                         ---------    ---------

  Comprehensive income ...............................................   $ 112,213    $ 118,156
                                                                         =========    =========


                                                                             Nine Months Ended
                                                                        --------------------------
                                                                        February 28,  February 29,
                                                                            2001         2000
                                                                        -----------  -------------
                                                                             (In thousands)
Net income ...........................................................   $ 471,153    $ 443,345
Other comprehensive income:
  Unrealized gain (loss) on available-for-sale
   securities, net of deferred tax benefits of
   $565,000 and deferred taxes of $4,469,000 .........................        (799)       6,989
  Foreign currency translation adjustments,
    net of deferred tax benefit of $4,440,000 and
    deferred taxes of $799,000 .......................................     (11,128)        (325)
                                                                         ---------    ---------

  Comprehensive income ...............................................   $ 459,226    $ 450,009
                                                                         =========    =========


(4)  FINANCING ARRANGEMENTS

         Commercial paper in the amount of $573,000,000 and $522,000,000 was outstanding at February 28, 2001 and May 31, 2000, respectively. The weighted-average interest rates on these borrowings approximated 6.1% at February 28, 2001 and 6.7% at May 31, 2000. The commercial paper is classified as Long-Term Debt based on the Company's ability and intent to refinance these borrowings with long-term debt.

         The Company has a $1,000,000,000 revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment of $200,000,000 through September 30, 2001. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. The commercial paper borrowings, which are backed by unused commitments under the revolving credit agreement, reduce the amount available under the revolving credit agreement. At February 28, 2001, $427,000,000 was available under this commitment.

      On February 12, 2001, the Company issued senior unsecured notes in the amount of $750,000,000. The notes are guaranteed by the Company's principal operating subsidiaries. Net proceeds from the borrowings were used to repay indebtedness, principally borrowings under the Company's commercial paper program, and for general corporate purposes.

The notes were issued in three tranches, with the following terms and interest rates:


         Amount                 Maturity                  Rate
  ----------------------    ------------------       ---------------
      $250,000,000                2004                  6.625%
      $250,000,000                2006                  6.875%
      $250,000,000                2011                  7.250%

         On December 13, 2000, the Company obtained an additional 364-day $750,000,000 revolving credit facility. This facility was utilized to back commercial paper borrowings that funded the cash requirements of the American Freightways acquisition and for general corporate purposes. On March 21, 2001, the Company terminated this facility.

         In conjunction with the American Freightways acquisition on February 9, 2001, the Company assumed approximately $240,000,000 in debt. Of this amount, $120,000,000 of borrowings under an existing American Freightways revolving credit facility were paid and the revolving credit facility was cancelled.

         Of the remaining debt assumed, approximately $114,000,000 (approximately $14,000,000 of which is classified as current at February 28, 2001) represents unsecured notes and $5,100,000 represents Arkansas Development Finance Authority ("ADFA") tax-exempt bonds. The unsecured notes mature at various dates between April 2001 and April 2012, with interest paid quarterly or semi-annually at rates ranging from 6.92% to 8.85%. The ADFA bonds were subject to mandatory redemption as a result of the American Freightways acquisition, and were redeemed by the Company on March 15, 2001. These bonds were classified as current at February 28, 2001.


(5)  COMPUTATION OF EARNINGS PER SHARE

       The calculation of basic and diluted earnings per share for the three- and nine-month periods ended February 28, 2001 and February 29, 2000, was as follows (in thousands, except per share amounts):


                                                         Three Months Ended                      Nine Months Ended
                                                   ------------------------------        -------------------------------
                                                   February 28,        February 29,       February 28,       February 29,
                                                      2001                2000               2001                2000
                                                   -----------         -----------        -----------        ------------
Net income applicable to common
   stockholders..................................   $108,689            $113,128            $471,153            $443,345
                                                    ========            ========            ========            ========
Weighted-average shares of common
   stock outstanding.............................    288,043             289,294             285,947             293,627
                                                    ========            ========            ========            ========
Basic earnings per share.........................   $    .38            $    .39            $   1.65            $   1.51
                                                    ========            ========            ========            ========
Weighted-average shares of common
   stock outstanding.............................    288,043             289,294             285,947             293,627
Common equivalent shares:
   Assumed exercise of outstanding
    dilutive options.............................     14,799              12,690              14,707              12,934
   Less shares repurchased from
    proceeds of assumed exercise
    of options...................................    (10,272)             (8,317)            (10,281)             (8,031)
                                                    --------            --------            --------            --------
Weighted-average common and
   common equivalent shares......................    292,570             293,667             290,373             298,530
                                                    ========            ========            ========            ========
Earnings per share,
   assuming dilution.............................   $    .37            $    .39            $   1.62            $   1.49
                                                    ========            ========            ========            ========

(6)  BUSINESS SEGMENT INFORMATION

     The Company is a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by FedEx Express, the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service, and FedEx Freight System, Inc. ("FedEx Freight"), a leading provider of regional less-than-truckload ("LTL") freight services. FedEx Freight includes American Freightways, Inc., a multi-regional LTL carrier, and Viking Freight, Inc., an LTL carrier operating principally in the western United States. These operating companies comprise the Company's reportable segments. Included within "Other" are the operations of FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Trade Networks,Inc., a global trade services company; FedEx Supply Chain Services, Inc., a contract logistics provider, and Caribbean Transportation Services, Inc., a freight forwarder. Other also includes the operations of Viking Freight, Inc. through November 30, 2000 and certain unallocated corporate items.

     The newly-formed FedEx Freight segment includes the operations of American Freightways from January 1, 2001 and the operations of Viking Freight, Inc. from December 1, 2000. At February 28, 2001, total assets of the FedEx Freight segment were $1,692,000,000.

     The following table provides a reconciliation of reportable segment revenues and operating income to the Company's consolidated financial statement totals (in thousands):



                                                     Three Months Ended                     Nine Months Ended
                                              -------------------------------       -------------------------------
                                               February 28,      February 29,        February 28,      February 29,
                                                   2001              2000                2001              2000
                                               -----------        -----------        -----------        -----------
Revenue
   FedEx Express............................    $3,785,094         $3,757,833         $11,681,867        $11,080,666
   FedEx Ground.............................       528,734            486,506           1,653,243          1,483,464
   FedEx Freight............................       336,532                  -             336,532                  -
   Other....................................       188,420            273,718             840,795            844,008
                                                ----------         ----------         -----------        -----------
                                                $4,838,780         $4,518,057         $14,512,437        $13,408,138
                                                ==========         ==========         ===========        ===========
Operating income (loss)
   FedEx Express............................    $  160,396         $  143,394         $   688,634        $   563,553
   FedEx Ground.............................        18,324             39,465             118,740            155,615
   FedEx Freight............................        18,487                  -              18,487                  -
   Other....................................        (5,902)            23,613              21,823             75,646
                                                ----------         ----------         -----------        -----------
                                                $  191,305         $  206,472         $   847,684        $   794,814
                                                ==========         ==========         ===========        ===========


(7)  COMMITMENTS

       As of February 28, 2001, the Company's purchase commitments for the remainder of 2001 and annually thereafter under various contracts were as follows (in thousands):


                                                          Aircraft-
                                      Aircraft            Related(1)          Other(2)               Total
                                     ----------           ----------        ----------           -----------
       2001 (remainder)               $107,100            $102,800           $240,100            $  450,000
       2002                            418,100             378,200            115,600               911,900
       2003                            484,500             507,200              8,400             1,000,100
       2004                            363,100             554,900              8,000               926,000
       2005                            198,500             562,300              7,600               768,400




(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities, computers and other equipment.

       FedEx Express is committed to purchase 11 DC10s, 28 MD11s, 7 A300s, 8 A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $15,000,000 have been made toward these purchases and other planned aircraft transactions.

         FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of February 28, 2001), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2002. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 10 additional DC10s, along with additional aircraft engines and equipment.

       In January 2001, FedEx Express entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation.

       Lease commitments added since May 31, 2000 for the one MD11 purchased in 2000 and subsequently sold and leased back, are as follows (in thousands):


                        2001        $      -
                        2002           5,011
                        2003           6,719
                        2004           6,568
                        2005           7,076
                        Thereafter   116,122



(8) SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest expense and income taxes was as follows (in thousands):


                                                                                       Nine Months Ended
                                                                                  ---------------------------
                                                                                  February 28,  February 29,
                                                                                      2001          2000
                                                                                  -----------   -------------
Cash payments for:
     Interest (net of capitalized interest).......................................$   111,343    $    88,644
     Income taxes.................................................................    431,744        297,309



       Noncash investing and financing activities were as follows (in thousands):



                                                                                       Nine Months Ended
                                                                                  ---------------------------
                                                                                  February 28,   February 29,
                                                                                      2001           2000
                                                                                  -----------   -------------
Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)....................................$         -    $    19,450
     Fair value of assets acquired under
       exchange agreements........................................................      3,118         26,190
                                                                                  -----------    -----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired..............................................$    (3,118)   $    (6,740)
                                                                                  ===========    ===========
     Fair value of treasury stock and common stock
       options issued in a business acquisition...................................$   506,390    $         -
                                                                                  ===========    ===========


(9) OTHER EVENTS

       On January 10, 2001, FedEx Express and the U.S. Postal Service entered into two service contracts: one for domestic air transportation of postal express shipments, and the other for placement of FedEx Express drop boxes at U.S. post offices. The two seven-year service agreements are expected to generate approximately $7,000,000,000 of revenue for the Company over the term of the agreements.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS



       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 2001, and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2001 and February 29, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000, included herein, as indicated in their report thereon included on page 14.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of FedEx Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (a Delaware corporation) and subsidiaries as of February 28, 2001, and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2001 and February 29, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FedEx Corporation as of May 31, 2000 (not presented herein), and, in our report dated June 27, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                /s/ Arthur Andersen LLP

                                Arthur Andersen LLP





Memphis, Tennessee
March 19, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------


RESULTS OF OPERATIONS

Consolidated Results
--------------------

In millions, except per share amounts
Three and nine months ended February 28, 2001 and February 29, 2000:


                                              Three Months Ended    Percent    Nine Months Ended       Percent
                                            ---------------------              ------------------
                                                2001       2000     Change       2001        2000      Change
                                                ----       ----     ------       ----        ----      -------
Revenues                                      $4,839     $4,518         +7     $14,512     $13,408        +8

Operating income                                 191        206         -7         848         795        +7

Net income                                       109        113         -4         471         443        +6
                                              ------     ------     ------     -------        ----      ----

Earnings per diluted share                    $ 0.37     $ 0.39         -5     $  1.62     $  1.49        +9
                                              ======     ======     ======     =======     =======      ====


       FedEx Corporation (also referred to herein as "FedEx" or the "Company") revenue for the third quarter increased 7% over the prior year period. Excluding the effects of business acquisitions, revenues of FedEx increased 1% for the third quarter and 6% for the year-to-date period ended February 28, 2001. During the third quarter, the further slowing of the U.S. and Asian economies adversely affected operations, as FedEx experienced either lower volumes or lower volume growth rates at all operating subsidiaries. Increased product yields for the third quarter for most services included the effects of the February 2001 rate increases at Federal Express Corporation ("FedEx Express") and FedEx Ground Package System, Inc. ("FedEx Ground"), the effects of fuel surcharges and other yield-management strategies, including a sales focus on higher yielding business. The year-to-date revenue increase is largely reflective of the continued growth of FedEx Express International Priority (IP) packages.

       The third quarter and year-to-date IP revenue growth rates of 7% and 14% from the prior year respective periods are due to increased volumes and yields. Volume growth and yield improvement at FedEx Ground also contributed to the increase in revenue for the third quarter. Effective February 1, 2001, FedEx Express implemented list rate increases averaging 4.9% for shipments within the U.S. and 2.9% for U.S. export shipments. FedEx Ground also implemented a base rate increase of 3.1% on February 5, 2001.

       In response to deteriorating market conditions, the Company intensified cost control measures at all operating subsidiaries during the third quarter. Discretionary spending was held to a minimum, capital spending was reduced or delayed and staffing additions were limited.

       Year-over-year operating income decreased 12% for the third quarter and increased 6% year to date, excluding the effects of business acquisitions. Increased fuel prices negatively impacted year-over-year expenses by $24 million for the third quarter and $157 million year to date, net of the effects of jet fuel hedging contracts. In response to higher fuel costs, fuel surcharges have been implemented at all of the Company's material operating subsidiaries. The Company will continue to manage its exposure to material changes in fuel costs through the selective use of fuel hedging contracts and the use of fuel surcharges.

       FedEx received approximately $15 million in the third quarter and $73 million in the year-to-date period under jet fuel hedging contracts. The Company has also entered into jet fuel hedging contracts through 2002, as outlined in the table below:


                                                                        2001
                                                                    Fourth Quarter       2002
                                                                  -----------------    ------------
                  Percentage of usage hedged                            62%                33%

                  Price per gallon (including
                    estimated taxes and fees)                       $ .786             $ .964


         The Company will adopt Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137 and SFAS 138) effective June 1, 2001. We do not believe the adoption of this Statement will have a material effect on the Company's financial position or results of operations.

         Operating results also reflect the continuing implementation of the rebranding and reorganization initiatives begun in 2000. We believe this strategy will enable our operating subsidiaries to compete collectively while retaining the independent operating structure of their business units. Over time, this strategy will also allow us to better align the services provided by each operating subsidiary based on the strengths of their respective networks. FedEx Corporate Services, Inc. ("FedEx Services") provides customers with a single point of contact for all express and ground services. The sales, marketing, customer service and most of the information technology functions of our two largest subsidiaries are now centralized in FedEx Services. We have largely completed the expansion and retraining of our sales force, but continue to incur costs associated with the retooling of our automation systems and vehicle and facilities rebranding. The rebranding costs were approximately $7 million for the third quarter and approximately $20 million for the year-to-date period, compared to $9 million for both of the prior year respective periods.

       On February 9, 2001, FedEx completed the acquisition of American Freightways Corporation ("American Freightways") for $28.13 per share, or approximately $978 million in cash and FedEx common stock. The acquisition was accounted for as a purchase and resulted in recognition of approximately $600 million in goodwill, as well as the formation of a new operating segment, FedEx Freight System, Inc. ("FedEx Freight"). For further information, see "Liquidity" and Note 2 of Notes to Condensed Consolidated Financial Statements.

       Net interest expense increased 13% for the third quarter due to higher commercial paper borrowings, primarily incurred for the cash requirements of the American Freightways acquisition. The year-to-date increase of 32% in net interest expense was due to higher commercial paper borrowings that were primarily incurred as a result of the prior year stock repurchase program. In the prior year third quarter, other income included an $11 million gain from the sale of securities.

       The Company's effective tax rates of 31.4% for the third quarter and 37.0% for the year-to-date period compare with rates of 39.5% for the same respective periods in the prior year. The reduction in the 2001 effective tax rate is primarily attributable to the utilization of excess foreign tax credits. This decrease in the effective tax rate resulted in an increase to third quarter net income of approximately $12,800,000, or $0.04 per share. The Company expects its effective tax rate for the fourth quarter of 2001 to be 37% and for periods after 2001 to be in the approximate range of 38.0% to 38.5%.

       OUTLOOK

       Economic conditions continue to weaken during the first half of calendar 2001, as evidenced by numerous corporate earnings warnings and layoffs, particularly in the automotive and high-technology market sectors. For the Company, volume growth, yield growth and weights for February dropped noticeably for all of our operating units. We expect volumes for the remainder of 2001 to continue to be adversely affected by the current economic situation.

       Despite the near-term economic outlook, we continue to believe FedEx is well positioned for long-term growth. In January 2001, we entered into a business alliance with the U.S. Postal Service, which is expected to generate revenue of approximately $7 billion over seven years and is consistent with our goals of improving margins, cash flows and returns. The alliance consists of two service agreements, one in which FedEx Express will provide air capacity beginning August 2001 for transportation of certain postal packages, and a non-exclusive agreement that allows us to install FedEx Express drop boxes in U.S. postal locations. During March 2001, approximately 80 drop boxes were placed in post offices throughout the Charlotte, North Carolina area, which serves as our first test market for the expansion of our network of drop box locations through this agreement.

       Also in January 2001, we announced plans to acquire 10 A380-800F aircraft. These aircraft will be capable of flying directly between Asia, Europe and our hubs in the U.S. and will offer superior international service capabilities. FedEx plans to take delivery of these aircraft beginning in calendar 2008.

       We also continue to pursue strategies in support of our long-term growth goals that offer our customers superior supply chain solutions. In direct response to customer demand, FedEx Express extended pick-up and drop-off times by up to three hours in many major markets beginning February 26, 2001, through FedEx Extra Hours(SM). In March 2001, we rolled out new wireless electronic services that make shipping information available anytime, anywhere to customers and employees. These software solutions, available through most web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers, are free to all FedEx customers with internet access. We are also continuing to expand the FedEx Home Delivery network, which offers consumers the convenience of later delivery hours and guaranteed Saturday delivery.

       We believe the reliable service and tracking capabilities offered by FedEx will become even more important to customers as they seek to become more productive, shorten their supply chains and decrease inventory levels. Also, our extensive international network has positioned FedEx to continue to capitalize on the globalization of markets.

       However, management expects that near-term economic conditions will continue to result in slow to negative growth in package volumes and freight shipments. In March of 2001, U.S. domestic express traffic at FedEx Express declined 4.4% from the prior year while IP volume grew at 5% and FedEx Ground volume was up 6% from the prior year. The economic uncertainty, however, makes it difficult to forecast future financial results.

       REPORTABLE SEGMENTS

       FedEx Freight was formed in the third quarter in conjunction with our acquisition of American Freightways. FedEx Freight represents the Company's regional less-than-truckload ("LTL") operations, focusing on one- and two-day deliveries. This new reportable segment includes the results of operations of American Freightways from January 1, 2001 and Viking Freight, Inc. ("Viking") from December 1, 2000. On a combined basis, these companies comprise one of the largest regional LTL networks in the U.S., with 8,700 tractors, 24,000 trailers and 54,000 freight shipments each day.

       The formation of FedEx Services changed the way certain costs are captured and allocated between the Company's operating segments. For example, salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology departments previously incurred at FedEx Express and FedEx Ground are now allocated to these operating segments and are included in the line item "Intercompany charges" on the accompanying financial summaries of our reportable segments. Consequently, certain segment expense data presented is not comparable to prior periods. We believe the total amounts allocated to the business segments reasonably reflect the cost of providing such services.

       FEDEX EXPRESS

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2001 and February 29, 2000:


                                                   Three Months Ended     Percent       Nine Months Ended      Percent
                                                  --------------------    --------      ------------------     -------
                                                     2001       2000(1)    Change        2001      2000(1)      Change
                                                     ----       -----     --------      -------    -----       -------
Revenues:
   Package:
       U.S. overnight box2                          $1,425     $1,420          -        $ 4,388    $ 4,194        + 5
       U.S. overnight envelope3                        451        455        - 1          1,379      1,358        + 2
       U.S. deferred                                   639        642          -          1,891      1,789        + 6
       International Priority                          945        887        + 7          2,952      2,586        +14
                                                    ------     ------                   -------    -------
           Total package revenue                     3,460      3,404        + 2         10,610      9,927        + 7

   Freight:
       U.S.                                            157        141        +11            496        415        +20
       International                                   103        117        -12            321        370        -13
                                                    ------     ------                   -------    -------
           Total freight revenue                       260        258        + 1            817        785        + 4

   Other                                                65         96        -32            255        369        -31
                                                    ------     ------                   -------    -------
           Total revenues                           $3,785     $3,758        + 1        $11,682    $11,081        + 5
                                                    ======     ======                   =======    =======
Operating Expenses:
   Salaries and employee benefits                    1,574                                4,752
   Purchased transportation                            144                                  441
   Rentals and landing fees                            356                                1,053
   Depreciation and amortization                       199                                  596
   Fuel                                                275                                  817
   Maintenance and repairs                             216                                  722
   Intercompany charges                                321                                  993
   Other                                               540                                1,619
                                                    ------                              -------
       Total operating expenses                      3,625      3,615         -          10,993     10,517        + 5
                                                    ------     ------                   -------    -------

Operating income                                    $  160     $  143       +12         $   689    $   564        +22
                                                    ======     ======                   =======    =======

Package statistics:
   Average daily packages:
       U.S. overnight box                            1,288      1,277       + 1           1,278      1,241        + 3
       U.S. overnight envelope                         749        765       - 2             755        761        - 1
       U.S. deferred                                   962        991       - 3             920        914        + 1
       IP                                              340        318       + 7             345        312        +11
                                                    ------     ------                   -------    -------
           Composite                                 3,339      3,351         -           3,298      3,228        + 2

    Revenue per package (yield):
       U.S. overnight box                           $17.84     $17.38       + 3          $18.08     $17.60        + 3
       U.S. overnight envelope                        9.70       9.29       + 4            9.62       9.30        + 3
       U.S. deferred                                 10.71      10.12       + 6           10.81      10.19        + 6
       IP                                            44.89      43.60       + 3           44.99      43.12        + 4
           Composite                                 16.71      15.87       + 5           16.93      16.02        + 6

Freight statistics:
     Average daily pounds:
       U.S.                                          4,204      4,607       - 9           4,441      4,742        - 6
       International                                 2,164      2,265       - 4           2,238      2,448        - 9
                                                    ------     ------                   -------    -------
           Composite                                 6,368      6,872       - 7           6,679      7,190        - 7

     Revenue per pound (yield):
       U.S.                                         $  .60     $  .48       +25          $  .59     $  .46        +28
       International                                   .77        .81       - 5             .75        .79        - 5
           Composite                                   .66        .59       +12             .64        .57        +12


1 Operating expense detail for the three- and nine-month periods ended February 29, 2000 has been omitted, as this data is not comparable to the three- and nine-month periods ended February 28, 2001. See "Reportable Segments" above.

2 The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

3 The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

-------------------------------------------------------------------------------

       Revenues

       Total package revenue increased 2% in the third quarter and 7% in the year-to-date period, principally due to increases in IP volumes. Year-over-year comparisons for both the quarter and year-to-date periods were negatively affected by two fewer operating days in the third quarter of 2001.

       Although less than the double-digit growth rates of the prior quarters, the third quarter year-over-year IP volume growth rate of 7% remained strong. For example, European quarterly year-over-year growth rates continue to be 25%, but these rates are offset by Asian growth rates that have slowed from 26% in the first quarter to 7% in the third quarter.

       In the U.S., average daily domestic express package volume declined 1% year over year for the third quarter, despite slight growth in U.S. Overnight Box and modest growth in FedEx 2Day volume. Total package yield increased 5% for the third quarter and 6% year to date, continuing the upward trend resulting from our yield-management strategy, which includes limiting growth of less profitable business and recovering the higher cost of fuel through a fuel surcharge.

       Total freight revenue for the third quarter and year-to-date periods increased due to significantly improved yields in U.S. freight, partially offset by declines in domestic freight volume and international freight volume and yield.

       Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. As expected, hushkit sales have continued to decrease compared to the prior year periods and are expected to be immaterial for future periods.

       Operating Income

       Operating income increased 12% for the third quarter and 22% for the year-to-date period. Operating margin improved for the third quarter despite the slowdown in revenue growth, as intensified cost controls and reduced variable compensation and pension costs helped hold expenses relatively flat compared to the prior year third quarter. An 8% increase in average jet fuel price per gallon contributed to a negative impact of approximately $17 million on third quarter total fuel costs, including the results of jet fuel hedging contracts entered into to mitigate these increased costs. For the year-to-date period, the impact was $127 million, net of hedging effects, resulting from a 23% increase in average jet fuel price per gallon. A 4% fuel surcharge, in effect since April 1, 2000, offset the increase in fuel costs in the third quarter.

       Year-over-year comparisons were also affected by the anticipated reduction in the contribution from sales of hushkits. Operating profit from these sales was immaterial for the third quarter and $7 million for the year-to-date period, compared to $9 million and $38 million in the respective prior year periods.

         FEDEX GROUND

         The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except dollar amounts) for the three- and nine-month periods ended February 28, 2001 and February 29, 2000:


                                              Three Months Ended   Percent     Nine Months Ended      Percent
                                              ------------------               ------------------
                                                2001      2000(1)  Change         2001(1)    2000(1)  Change
                                                ----      -----    ------         ----       -----    -------
Revenues                                        $529       $487        + 9      $1,653      $1,483      +11

Operating Expenses:
   Salaries and employee benefits                112                               337
   Purchased transportation                      213                               657
   Rentals and landing fees                       17                                49
   Depreciation and amortization                  29                                80
   Fuel                                            3                                 5
   Maintenance and repairs                        16                                47
   Intercompany charges                           52                               161
   Other                                          69                               198
                                                 ---                               ---
       Total operating expenses                  511        448        +14       1,534      1,327     +16
                                                ----       ----                  -----     ------

Operating income                                $ 18       $ 39        -54      $  119     $  156     -24
                                                ====       ====                 ======     ======


Average daily packages                         1,441      1,415        + 2       1,512      1,440     + 5
Revenue per package (yield)                   $ 5.82     $ 5.54        + 5      $ 5.72     $ 5.51     + 4


1 Operating expense detail for the three- and nine-month periods ended February
  29, 2000 has been omitted, as this data is not comparable to the three- and nine-month periods ended February 28, 2001. See "Reportable Segments" above.

===============================================================================

       Revenues

       FedEx Ground revenues for the third quarter increased 9% from the prior year period, due to increases in yields and average daily package volumes, as well as an additional operating day. Overall economic conditions depressed volume growth rates in the third quarter. Yields increased largely due to the February 2001 base rate increase of 3.1%, higher package weight and the 1.25% fuel surcharge implemented on August 7, 2000. For the year-to-date period, revenues increased 11% due to higher average daily volumes and yields, as well as four additional operating days.

       The new FedEx Home Delivery service continued to post increased average daily package volumes during the third quarter. In spite of the weakened economic conditions, the continued expansion of FedEx Home Delivery, in conjunction with FedEx's new bundling and branding strategies, helped to increase the year-over-year average daily volume growth rates to 2% for the third quarter and 5% for the year-to-date period.

       Operating Income

       FedEx Home Delivery operating losses and rebranding and reorganization expenses totaled $19 million for the third quarter and $45 million year to date, compared to $8 million and $10 million in the prior year respective periods. Excluding the negative effects of these amounts, operating income for the third quarter and year-to-date period decreased 21% and 1% year over year, respectively. For the third quarter, higher sales, marketing and information technology support costs, utilities expenses and depreciation from investments in systems further reduced operating income. Facility openings or expansions in the Ground and FedEx Home Delivery networks increased depreciation, rental and other property-related expenses.

       The FedEx Home Delivery service, initiated in March 2000, is dedicated to meeting the needs of business-to-consumer shippers. In February 2001, 85 additional facilities were opened, expanding Home Delivery coverage to 70% of the U.S. population. Coverage of approximately 80% of the U.S. population is planned by September 2001. We continue to estimate that FedEx Home Delivery operating losses will approximate $50 million in 2001.


     FEDEX FREIGHT

       The FedEx Freight segment, formed in the third quarter, includes the financial results of Viking from December 1, 2000, and the financial results of American Freightways from January 1, 2001 (the date of acquisition for financial reporting purposes).

         The following table shows revenues and operating income (in millions) and selected statistics for the three-month period ended February 28, 2001:


Revenues                                              $337

Operating Expenses:
   Salaries and employee benefits                      198
   Purchased transportation                              9
   Rentals and landing fees                             11
   Depreciation and amortization                        18
   Fuel                                                 18
   Maintenance and repairs                              15
   Intercompany charges                                  1
   Other                                                49
                                                      ----
       Total operating expenses                        319
                                                      ----
Operating income                                      $ 18
                                                      ====

Shipments per day1                                  54,176
Weight per shipment (pounds)1                        1,132
Revenue per hundredweight1                          $11.80


1 Based on portion of the quarter including both American Freightways and Viking (January and February).

================================================================================

       Revenues

       FedEx Freight experienced lower than expected volumes during the third quarter, due to the economic slowdown. The lower than expected volumes were partially offset by strong yields. The complementary geographic regions served by American Freightways and Viking are expected to have a positive impact on revenues. Both companies will continue to focus on day-definite regional LTL service, but will be able to collaborate as partners to serve customers who have multi-regional LTL needs.

       Fuel surcharges for this segment included the following at February 28, 2001:


                                                      Shipments                     Shipments
                  Operating                             Under                         Over
                 Subsidiary                         20,000 Pounds                 20,000 Pounds
                 ----------                        ---------------                ---------------
            American Freightways                         3%                             7%
                   Viking                                3%                             6%


The American Freightways fuel surcharge, which was in effect at acquisition, is tied to the "Retail on Highway Diesel Fuel Price" as published by the Department of Energy and changes weekly based on changes in the index. A fuel surcharge has been in effect at Viking since August 16, 1999.

       Operating Income

       In addition to the lower volumes mentioned above, operating income for the third quarter was negatively affected by higher than planned fuel expenses. The third quarter also reflects seasonally low volume and operating results.


       OTHER OPERATIONS

       Other operations include FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc., a global trade services company; FedEx Supply Chain Services, Inc. ("FedEx Supply Chain"), a contract logistics provider; Caribbean Transportation Services, Inc., a freight forwarder; and certain unallocated corporate items. The operating results of Viking prior to December 1, 2000, are also included in this category.

       The following table compares revenues and operating income (in millions) for the three- and nine-month periods ended February 28, 2001 and February 29, 2000:


                                              Three Months Ended    Percent    Nine Months Ended      Percent
                                             --------------------              -----------------
                                                2001       2000     Change     2001        2000        Change
                                                ----       ----     ------     ----        ----        ------
Revenues                                        $188       $273       - 31        $840       $844          -

Operating income (loss)                         $(5)       $ 24       -121        $ 22       $ 75        -71


       Revenues from other operations decreased 31% for the third quarter and were approximately flat year to date from the respective prior year periods. Excluding the effects of businesses acquired during or after the comparable periods and the prior year revenues of Viking, revenues from other operations decreased 9% and 2% for the third quarter and year-to-date period, respectively, principally due to lower year-over-year revenues at FedEx Custom Critical. The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to key economic indicators, principally in the automotive industry, where volumes have continued to decline since the beginning of 2001.

       Operating income decreased 121% for the third quarter and 71% year to date from the prior year periods. The combined effects of acquired businesses and the inclusion of Viking in the FedEx Freight segment did not materially change the percentage decreases above. These decreases reflect primarily the decline in volume and yield at FedEx Custom Critical and lower performance at FedEx Supply Chain.


FINANCIAL CONDITION

       Liquidity

       Cash and cash equivalents totaled $140 million at February 28, 2001, compared to $68 million at May 31, 2000. Cash flows from operating activities for the year-to-date period totaled $1.026 billion, compared to $876 million for the prior year period.

       As mentioned previously, FedEx completed the acquisition of American Freightways on February 9, 2001 in a transaction accounted for as a purchase. The $978 million purchase price was a combination of cash and FedEx common stock (11.0 million shares of treasury stock were utilized). The Company also assumed approximately $240 million in American Freightways debt.

       FedEx's operations are generally capital intensive and generate cash earnings substantially in excess of reported earnings. The following table compares certain cash-based earnings measures (in millions, except per share amounts) for the three- and nine-month periods ended February 28, 2001 and February 29, 2000:


                                                       Three Months Ended      Percent     Nine Months Ended     Percent
                                                      --------------------                 -----------------
                                                         2001        2000      Change      2001        2000      Change
                                                      ---------    -------     -------     ----        ----      -------
EBITDA (earnings before interest, taxes,
depreciation and amortization)                         $ 519         $ 511      +2       $1,788      $1,667        + 7

Cash earnings per share (net income plus depreciation
and amortization divided by average common and common
equivalent shares)                                     $1.49         $1.39        +7     $ 4.85      $ 4.35        +11


       The Company currently has a $1.0 billion revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of February 28, 2001, $427 million was available under this commitment. In December 2000, the Company secured an additional $750 million credit facility. This facility was utilized to back commercial paper borrowings that funded the cash requirements of the American Freightways acquisition and for general corporate purposes. On March 21, 2001, the Company terminated this facility.

       On February 12, 2001, the Company issued $750 million of senior unsecured notes in three maturity tranches: three, five and ten years, at $250 million each. Net proceeds from the borrowings were used to repay indebtedness, principally borrowings under the Company's commercial paper program, and for general corporate purposes. For more information regarding these credit facilities, see Note 4 of Notes to Condensed Consolidated Financial Statements.

       We believe that cash flow from operations, our commercial paper program and our revolving credit facility will adequately provide for the Company's working capital needs for the foreseeable future.

       Capital Resources

       Our operations require significant investments in aircraft, vehicles, computer and telecommunications equipment and systems, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       The following table compares capital expenditures (including equivalent capital, which is defined below) for the three- and nine- months ended February 28, 2001 and February 29, 2000 (in millions):


                                                                Three Months Ended       Nine Months Ended
                                                               -------------------     ----------------------
                                                                2001          2000        2001           2000
                                                                ----          ----        ----           ----
     Aircraft and related equipment                            $216          $121      $  502         $  370
     Facilities and sort equipment                               81           105         253            325
     Information and technology
        equipment                                                84            29         265            247
     Other equipment                                             72           134         252            286
                                                               ----          ----      ------         ------
            Total capital expenditures                          453           389       1,272          1,228
     Equivalent capital, principally
        aircraft-related                                          -             5           -            361
                                                               ----          ----      ------         ------
            Total                                              $453          $394      $1,272         $1,589
                                                               ====          ====      ======         ======

       We finance certain of our aircraft and other equipment needs using long-term operating leases. The determination to lease versus buy equipment is a financing decision, and both forms of financing are considered when evaluating the resources committed for capital. The amount that the Company would have expended to purchase these assets had it not chosen to obtain their use through operating leases is considered equivalent capital in the table above.

       As a result of our current outlook for the remainder of 2001, we have reduced planned capital expenditures for 2001 from our earlier estimate of $2.3 billion to approximately $2.0 billion, the same level as the prior year. However, we plan to continue to make strategic capital investments in support of our long-term growth goals. For information on the Company's purchase commitments, see Note 7 of Notes to Condensed Consolidated Financial Statements.

     We believe that the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for FedEx's future capital needs.

       Euro Currency Conversion

       Since the beginning of the European Union's transition to the euro on January 1, 1999, our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. FedEx believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro transition are being expensed as incurred and are being funded entirely by internal cash flows. Year to date, the devaluation of the Euro had an immaterial negative impact on the results of operations of the Company.


                                      * * *


CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS RELATING TO MANAGEMENT'S VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EXPERIENCE OR FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC AND COMPETITIVE CONDITIONS IN THE MARKETS WHERE THE COMPANY OPERATES, CONTINUED INCREASES IN FUEL COSTS AND THE ABILITY TO MITIGATE THE EFFECTS OF SUCH INCREASES THROUGH FUEL SURCHARGES AND HEDGING ACTIVITIES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES OF THE COMPANY AND ITS SUBSIDIARIES.


EXCEPT AS OTHERWISE INDICATED,

- REFERENCES TO YEARS MEAN THE COMPANY'S FISCAL YEAR ENDING MAY 31 OF THE YEAR REFERENCED
- REFERENCES TO THE "THIRD QUARTER" MEAN THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2001
- REFERENCES TO "YEAR-TO-DATE" OR THE "YEAR-TO-DATE PERIOD" MEAN THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2001

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

       There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 2000. Foreign currency fluctuations during the third quarter did not have a material effect on the results of operations for the period. Many of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.


       Exhibit
       Number         Description of Exhibit
      --------       ------------------------
         12.1    Computation of Ratio of Earnings to Fixed Charges.

         15.1    Letter re: Unaudited Interim Financial Statements.


(b)    Reports on Form 8-K.

       During the quarter ended February 28, 2001, the Registrant filed a Current Report on Form 8-K dated January 10, 2001. The report disclosed the execution of a transportation and retail agreement with the United States Postal Service.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FEDEX CORPORATION

Date:  April 13, 2001              /s/ James S. Hudson
                                   --------------------------------------------
                                   James S. Hudson
                                   Corporate Vice President
                                   Strategic Financial PLanning & Control
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
-------         ------------------------
   12.1    Computation of Ratio of Earnings to Fixed Charges.

   15.1    Letter re: Unaudited Interim Financial Statements.