Form 10-K405
period 2001-05-31
FEDEX CORP
filed 2001-07-24
CIK 1048911

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED MAY 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 818-7500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                       ON WHICH REGISTERED
       -------------------                       -------------------
Common Stock, par value $.10 per share         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 20, 2001, 297,508,056 shares of the Registrant's common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of such stock on the New York Stock Exchange) was approximately $11.2 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with the 2001 annual meeting of stockholders to be held on September 24, 2001 are incorporated by reference in response to Part III of this Report.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
                                     PART I

ITEM 1.  Business................................................................   4

ITEM 2.  Properties..............................................................  25

ITEM 3.  Legal Proceedings.......................................................  30

ITEM 4.  Submission of Matters to a Vote of Security Holders.....................  30

         Executive Officers of the Registrant....................................  30

                                     PART II

ITEM 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters.......................................  33

ITEM 6.  Selected Financial Data.................................................  34

ITEM 7.  Management's Discussion and Analysis
           of Results of Operations and Financial Condition......................  35

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk .............  48

ITEM 8.  Financial Statements and Supplementary Data ............................  49

ITEM 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure...............................  49

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant......................  50

ITEM 11. Executive Compensation..................................................  50

ITEM 12. Security Ownership of Certain Beneficial Owners and Management..........  50

ITEM 13. Certain Relationships and Related Transactions..........................  50

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  51

                              FINANCIAL STATEMENTS

Report of Independent Public Accountants ........................................ F-1

Consolidated Balance Sheets - May 31, 2001 and 2000.............................. F-2

Consolidated Statements of Income - Years ended May 31, 2001, 2000 and 1999...... F-4

Consolidated Statements of Changes in Stockholders' Investment and
     Comprehensive Income - Years ended May 31, 2001, 2000 and 1999.............. F-5

Consolidated Statements of Cash Flows - Years ended May 31, 2001, 2000 and 1999.. F-6

Notes to Consolidated Financial Statements....................................... F-7

                          FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants on Financial Statement Schedule......... S-1

Schedule II - Valuation and Qualifying Accounts.................................. S-2

Exhibit Index   ................................................................. E-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     FedEx Corporation ("FedEx") is a leading global provider of transportation, e-commerce and supply chain management services. Services offered by FedEx companies, through over 215,000 employees and contractors, include worldwide express delivery, ground small-parcel delivery, less-than-truckload freight delivery, supply chain management, customs brokerage, and trade facilitation and electronic commerce solutions. FedEx offers its integrated business solutions through a portfolio of operating companies, including

- Federal Express Corporation ("FedEx Express"). FedEx Express, our largest subsidiary' is the world leader in global express distribution, offering time-certain delivery within 24 to 48 hours among markets that comprise more than 90% of the world's gross domestic product.

- FedEx Ground Package System, Inc. ("FedEx Ground"). FedEx Ground is North America's second largest provider of business and residential money-back guaranteed ground package delivery. FedEx Ground provides low-cost residential deliveries to many major U.S. markets through its FedEx Home Delivery service.

- FedEx Freight System, Inc. ("FedEx Freight"). FedEx Freight is a leading provider of regional less-than-truckload ("LTL") freight service through American Freightways, Inc. ("American Freightways") and Viking Freight, Inc. ("Viking"). American Freightways is an LTL freight carrier with direct, all-points service to 40 contiguous U.S. states. Viking is an LTL freight carrier operating principally in the western United States. Together, these two companies provide regional LTL freight service in 48 U.S. states, as well as offshore and international service.

- FedEx Custom Critical, Inc. ("FedEx Custom Critical"). FedEx Custom Critical is North America's largest time-specific, critical-shipment carrier, offering non-stop, door-to-door delivery of urgent shipments and those requiring special care in handling.

- FedEx Trade Networks, Inc. ("FedEx Trade Networks"). FedEx Trade Networks provides customs brokerage, trade facilitation and freight forwarding solutions, principally through its Tower Group International, Inc. ("Tower") and Caribbean Transportation Services, Inc. subsidiaries.

- FedEx Corporate Services, Inc. ("FedEx Services"). FedEx Services provides much of the sales, marketing and technology support for FedEx Express and FedEx Ground, allowing us to provide our customers with a single point of contact for easy access to our broad portfolio of services. FedEx Services also offers a wide array of supply chain solutions through its FedEx Supply Chain Services, Inc. subsidiary by combining worldwide transportation, information and physical logistics services.

     FedEx was incorporated in Delaware on October 2, 1997 to serve as the holding company parent of FedEx Express and each of our other operating companies. Through our holding company and our FedEx Services subsidiary, we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our services, are functions that are best coordinated across subsidiary lines. Through the use of advanced information systems that connect the FedEx companies, we make it easy and convenient for our customers to use the full range of FedEx services.

     For financial information concerning our reportable business segments, refer to Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

     Except as otherwise indicated, any reference to a year means our fiscal year ended May 31 of the year referenced.

FEDEX OPERATING STRATEGY

     Our strategy is to have focused operating companies that excel in each segment of the global transportation and logistics marketplace and to create synergies across companies through coordinated sales and marketing programs enhanced by state-of-the-art information technology. Each subsidiary generally serves a separate and distinct sector of the market. We believe that operating independent transportation networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each of our businesses. Each of the FedEx subsidiaries is free to focus exclusively on the market sectors in which it has the most expertise. Everything about the companies - the operations, the cost structure, the policies and the culture - is designed to successfully serve the unique customer needs of a particular market segment.

     While each of our subsidiaries operates independently, completely focused on the distinct needs of its market segment, we compete collectively by combining the functions that are related to customer communication and information. Our collective approach also allows customers to select the right network, for the right place, at the right price through a single point of access. Our sales and marketing organizations are combined under FedEx Services to more effectively sell the entire portfolio of express, ground and e-commerce services. FedEx Services sells and markets the full portfolio of services offered by FedEx Express and FedEx Ground and provides customer-facing solutions that meet customer needs. We speak to customers with one voice, and provide them with a single access point to our services while allowing the operating companies to deliver their services at the lowest cost with the highest level of service.

     We believe that seamless information integration is critical in order to obtain business synergies from multiple operating units. For example, our web site, www.fedex.com, provides a single point of contact for our customers to access FedEx Express and FedEx Ground package tracking, customer service and invoicing information. In addition, we have combined FedEx Express and FedEx Ground domestic shipping functionality on our FedEx(R) Ship Manager proprietary computer system. This permits customers to use the dedicated computer installed in their offices and, with a few keystrokes, switch between FedEx Express and FedEx Ground domestic shipping services. Our commitment to provide customers with fully integrated shipping solutions is reflected in the strategic initiatives we announced in January 2000. These initiatives, which include certain rebranding, organizational and service changes, are intended to, among other things, provide our customers a convenient single point of access for their shipping needs. Our strategy is to leverage and extend one of our greatest assets, the FedEx brand, and to provide our customers with an integrated set of business solutions. Our customers increasingly want a single solution that can meet all of their global transportation needs. Our goal is to provide them convenient access to our powerful collection of express, ground, logistics, supply chain and trade facilitation solutions.

     Because our subsidiaries compete collectively, FedEx has the flexibility to rapidly tailor customized delivery and logistics solutions for its customers. As an example, in February 2001, Ford Motor Company teamed with FedEx Express and FedEx Supply Chain Services to provide around-the-clock critical-parts support to Ford's commercial truck customers. The Uptown Critical Parts Program provides 24/7/365 service to commercial truck customers in "vehicle down" emergency situations, with parts delivery the next business day via FedEx Express's Priority Overnight(R) service.

    We manage our business as a portfolio. As a result, we base decisions on capital investment, expansion of delivery and information technology networks, and service additions or enhancements on achieving the highest overall long-term return on capital. For each one of the FedEx companies, we focus on making appropriate investments in the technology and transportation assets necessary to optimize our earnings performance and cash flow.

FEDEX GROWTH STRATEGY

    We have developed a strategy for growth which allows us to capitalize on four trends shaping the emerging "Network Economy":

    Global Sourcing and Selling. As the world's economy becomes more fully integrated, and as barriers and borders to trade continue to decrease, companies are sourcing and selling globally. For example, businesses can obtain components from Southeast Asia, assemble them in Europe and sell them in the United States. This, in turn, has opened multiple legs of transportation on both the in-bound "sourcing" side as well as the out-bound "selling" side. With customers in 211 countries, we are a major facilitator in this supply chain because of our global reach, delivery services and information capabilities.

     Rapid Growth of High-Tech and High-Value-Added Businesses. Although the high-tech and high-value-added goods sectors have performed sluggishly over the past year, we believe that, over the long term, these sectors will experience strong growth as a percentage of total economic activity. Information technology alone contributes significantly to real economic growth in the United States and overseas. The high-value-added sector, however, is broader, including pharmaceuticals, automotive, electronics, aviation and other goods with high value per pound. Our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high value-added industries.

     Acceleration of the Supply Chain. The third major trend affecting the "Network Economy" is the increase of fast-cycle logistics. Companies of varying sizes, particularly in industries experiencing rapid obsolescence, are increasing productivity, efficiency and profitability through sharply increased supply chain velocity. A supply chain is the series of transportation and information exchanges required to convert raw materials into finished, delivered goods. We believe in substituting real-time information to manage inventory in motion, thereby enabling customers to reduce overhead and obsolescence, while speeding time-to-market.

     FedEx Supply Chain Services allows us to take advantage of the move toward faster, more efficient supply chains. We believe that the future of logistics will not be in operating brick-and-mortar warehouses, but in providing information-intensive services that increase the value, visibility and velocity of the goods in customers' supply chains.

     Rapid Growth of E-Commerce. While there has been significant press about the expected growth of consumer purchases over the Internet, the business-to-business e-commerce marketplace is substantially larger than the business-to-consumer e-commerce marketplace. Business-to-business e-commerce is estimated to exceed the $2.7 trillion sales mark in 2004. Computers and electronics, already two of FedEx's largest customer groups, currently account for almost half of this category, and supply chains are increasingly moving online. While FedEx expects business-to-business e-commerce to remain the largest e-commerce segment, FedEx is also leveraging the strength of the FedEx portfolio in the business-to-consumer market through our FedEx Home Delivery service. This service provides a money-back guaranteed, low-cost solution to the rapidly increasing number of businesses, including e-tailers, who ship large volumes to residential customers.

     We believe that FedEx is positioned to take advantage of these four macro-trends, resulting in stronger long-term growth, productivity and profitability. We intend to achieve these goals by a commitment to the following five growth strategies:

- Growth of Core Transportation Business. Our commitment to grow our express, ground and freight businesses is evidenced by recent initiatives we have taken with respect to each of these three segments. At FedEx Express, we have entered into two service agreements with the U.S. Postal Service that will expand our drop-box business and provide for more efficient and profitable utilization of our air transport network. At FedEx Ground, we have expanded total package processing capacity by about 50% over the past two years. In addition, we have accelerated the roll-out of our FedEx Home Delivery service to achieve full coverage of the U.S. by September 2002. At FedEx Freight, we recently acquired American Freightways, a premier regional LTL freight carrier. American Freightways and Viking provide us with regional LTL freight service to virtually all U.S. Zip Codes.

- Growth of International Business. FedEx Express has the broadest international air cargo transportation network in the world. In order to facilitate the use of this network, we have strengthened our international trade consulting services and offer a variety of online tools that enable customers to more easily determine and comply with international shipping requirements. In addition, over the past year, we have expanded our international air transportation network in Europe and in Asia. Looking forward to our future needs, we have a memorandum of understanding to purchase from Airbus Industrie ten A380 aircraft. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of the FedEx Express global network later this decade.

- Growth of Supply Chain Capabilities. During 2001, we realigned our logistics operations to streamline the organization and further improve the industry's highest levels of customer service. FedEx Supply Chain Services is now a subsidiary of FedEx Services, which oversees much of our sales, marketing and information technology support functions. As a result of this realignment, we will focus on pursuing business that will utilize the services of other FedEx operating companies. In addition, the acquisition of American Freightways allows us to provide our customers with a fuller range of transportation services.

- Growth of E-Commerce Services. We are continuously upgrading our e-commerce capabilities in order to further FedEx as the shipper of choice for consumers. Over the past year, several new services have been introduced, including FedEx(R) Ship Manager, FedEx Insight(SM) and an enhanced version of FedEx(R) NetReturns Manager. In addition, we have redesigned our web site to integrate shipping and tracking for both FedEx Express and FedEx Ground. Our redesigned web site now supports 204 individual countries and 11 local languages.

- Growth Through Alliances. Our recent agreements with the U.S. Postal Service and with La Poste in Europe are examples of how we intend to improve profitability and extend our service levels through business alliances. We believe that business alliances, particularly overseas, are an efficient means to extend our services and networks without a large commitment of capital resources.

FEDEX COMPANIES

    The following describes in more detail the business of each of our principal operating companies, as well as FedEx Services:

FEDEX EXPRESS

     INTRODUCTION

     FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 211 countries. FedEx Express offers time-certain delivery in 24 to 48 hours to markets that generate 90% of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express's extensive air route authorities and transportation infrastructure, combined with its leading-edge information technologies, make it the world's largest express-distribution company. FedEx Express employs more than 144,000 employees and operates approximately 50,000 drop-off locations, 640 aircraft and 53,700 vehicles and trailers in its integrated global network.

     DELIVERY SERVICES

     Domestic

     FedEx Express offers four U.S. overnight delivery services: FedEx First Overnight(R), FedEx Priority Overnight(R), FedEx Standard Overnight(R) and FedEx Extra Hours(SM). Introduced in February 2001, FedEx Extra Hours(SM) provides later cut-off times for shippers in many major markets. Overnight document and package service extends to virtually the entire United States population. Packages and documents are either picked up from shippers by FedEx Express couriers or dropped off by shippers at FedEx Express sorting facilities, FedEx World Service Centers(R), FedEx(R) Drop Boxes, FedEx ShipSites(R) or FedEx Authorized ShipCenters(R) strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments: FedEx 2Day(R) and FedEx Express Saver(R). FedEx SameDay(R) service is for urgent shipments up to 70 pounds to virtually any U.S. destination.

     Domestic shipments are backed by money-back guarantees and are used by customers primarily for shipment of time-sensitive documents and goods, including high-value machines and machine parts, computer parts, software and consumer items. FedEx Express handles virtually every shipment from origin to destination.

     FedEx Express also offers express freight services to handle the needs of the time-definite freight market, which is growing faster than the non-time-definite market. FedEx Express offers customers the option of one-, two- or three-business day service backed by two money-back guarantees. Shipments must weigh 151 lbs. to 2,200 lbs., and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1Day(SM) Freight offers 10:30 a.m. delivery on the next business day in many areas of the continental United States, including Alaska. FedEx 2Day Freight(R) offers noon delivery in 2 business days in all 50 states. FedEx 3Day(R) Freight offers 3:00 p.m. delivery within 3 business days in every state except Alaska and Hawaii. No advance booking is required for either freight service.

     International

     FedEx Express offers various international package and document delivery services to 211 countries, as well as international freight services. These services include: FedEx(R) International Next Flight, FedEx International First(R), FedEx International Priority(R) ("IP"), FedEx International Economy(R), FedEx

International Priority DirectDistribution(R), FedEx International Priority Plus(R), FedEx International MailService(R), FedEx International Priority(R) Freight, FedEx International Economy(R) Freight, FedEx International Express Freight(R), FedEx International Airport-to-Airport(SM), and the FedEx Expressclear(SM) Electronic Customs Clearance and FedEx International Broker Select(R) service feature options.

     FedEx Express offers next-business-day 10:30 a.m. express cargo service from Asia to the United States. FedEx has a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cuts transit times across the Pacific in half -- from 48 to 24 hours -- for FedEx Express customers who ship from Asia to North America. The FedEx Express IP service is backed by FedEx Express's money-back guarantee. The flight schedule also enables FedEx Express to offer its Asian customers later pickup times for connections through the FedEx AsiaOne(R) hub in Subic Bay, the Philippines, to 19 major Asian markets.

     Responding to growing demand for reduced transit times, later customer pick-ups and earlier deliveries in key global markets, FedEx Express reconfigured its international express transportation network during 2001. These service enhancements include an increased number of flights from the FedEx EuroOne hub at Charles de Gaulle Airport in Paris to the FedEx AsiaOne hub in Subic Bay, as well as additional weekly flights connecting Europe, the Middle East, India and Asia.

     FedEx Express offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. During 2001, FedEx Express expanded its international freight service to provide more delivery options to more countries. Three new FedEx International Priority(R) Freight delivery options were made available for U.S. outbound and inbound shipments: Door to Airport
(DTA), Airport to Airport (ATA) and Airport to Door (ATD). These options were in addition to the existing Door to Door (DTD) service. FedEx International Priority(R) Freight and FedEx International Economy(R) Freight now provide service to seven and ten more countries, respectively. FedEx Express's enhanced international freight services may now be used by customers to combine pick-up, linehaul and four delivery options to meet their daily business needs.

     In September 2000, FedEx Express entered into an alliance with the Parcels and Logistics Holding Company of the La Poste Group ("La Poste"), one of the world's leading postal organizations. The agreement, which became effective on January 1, 2001, gives customers of Chronopost International, a subsidiary of La Poste, access to the FedEx Express air network, while FedEx customers in France and Belgium benefit from the enhanced ground infrastructure of La Poste. This arrangement is expected to provide FedEx with new sources of volumes and revenues in Europe.

     FedEx Express is ISO 9001 certified for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO standards.

     For information regarding FedEx Express's e-shipping tools and solutions, see "FedEx Services - E-Commerce Services." In addition, detailed information about all of FedEx Express's delivery services can be found on the FedEx web site at www.fedex.com. The information on our web site, however, does not form part of this Report.

     U.S POSTAL SERVICE AGREEMENTS

     In January 2001, FedEx Express entered into two service contracts with the U.S. Postal Service - one for domestic air transportation of postal express shipments, and the other for placement of FedEx Drop Boxes at U.S. Post Offices. Under these agreements,

- FedEx Express will provide air capacity for transportation of Priority Mail, Express Mail and First Class Mail for the U.S. Postal Service. FedEx Express will provide approximately 3.5 million pounds of aircraft capacity every day, carrying predominately unitized shipments which are pre-sorted by the Postal Service into sacks, trays, tubs or containers. The air transportation agreement is expected to take effect in August 2001.

- FedEx Express has the option to place a self-service drop box in every U.S. Post Office location. FedEx Express began a national roll-out of the drop box program in June 2001 and, over the next 18 months, expects to place more than 10,000 drop boxes at U.S. Post Offices in approximately 120 metropolitan areas.

     PRICING

     FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2001, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are generally determined by reference to several local and national revenue bands developed by FedEx Express.

     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was further increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States, all U.S. export shipments and many shipments originating internationally, where legally and contractually possible.

     OPERATIONS

     FedEx Express's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 640 aircraft, approximately 53,700 vehicles and trailers, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and FedEx authorized ShipCenters, as well as sophisticated package tracking, billing and communications systems.

     FedEx Express's primary sorting facility, the SuperHub located in Memphis, serves as the center of the company's multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, the Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas.

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

     FedEx Express uses an advanced package tracking and tracing system, FedEx COSMOS(R), that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx Express's system. For international shipments, FedEx Express has developed FedEx Expressclear(SM), a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

     FUEL SUPPLIES AND COSTS

     During 2001, FedEx Express purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

     During periods of rising fuel prices, we may enter into jet fuel hedging contracts that are designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, we make (or receive) payments based on the difference between a specified price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, we received approximately $92 million in 2001. Due to slightly moderating fuel prices and the continuation of our fuel surcharge program, we effectively closed our hedge positions by entering into offsetting jet fuel hedging contracts during the fourth quarter of 2001. We may, however, enter into jet fuel hedging contracts in the future. The timing and magnitude of any additional contracts may vary due to availability and pricing. Notwithstanding our hedging activities, during 2001, fuel costs increased by approximately $150 million due to higher fuel prices. These higher fuel costs were fully offset by additional revenue from our fuel surcharge.

     The following table sets forth FedEx Express's costs for aviation fuel and its percentage of total operating expense for the last five fiscal years:

                                     TOTAL COST           PERCENTAGE OF TOTAL
        FISCAL YEAR                (IN THOUSANDS)          OPERATING EXPENSE
        -----------                --------------          -----------------

            2001                     $872,187                    5.9%
            2000                      723,584                    5.1
            1999                      467,598                    3.6
            1998                      570,959                    4.6
            1997                      557,533                    5.2

     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States, all U.S. export shipments and many shipments originating internationally, where legally and contractually possible.

     Approximately 12% of FedEx Express's requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express's requirement is satisfied by retail purchases with various discounts.

     We believe that, barring a substantial disruption in supplies of crude oil, our fuel purchase contracts will ensure the availability of an adequate supply of fuel for FedEx Express's needs for the immediate future. A substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, however, could have a significant adverse effect on FedEx Express.

     COMPETITION

     The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage and reliability. Competitors in these markets include other package delivery concerns, principally United Parcel Service, Inc. ("UPS"), DHL Worldwide Express, Airborne Express, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the United States Postal Service. FedEx Express's principal competitors in the international market are DHL Worldwide Express, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

     FedEx Express currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx Express to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of FedEx Express's competitors in the international market, however, are government-owned, -controlled, or -subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

     EMPLOYEES

     FedEx Express is headquartered in Memphis, Tennessee. David J. Bronczek is the President and Chief Executive Officer of FedEx Express. As of May 31, 2001, FedEx Express employed approximately 88,000 permanent full-time and 56,000 permanent part-time employees, of which approximately 22% are employed in the Memphis area. Employees of FedEx Express's international branches and subsidiaries in the aggregate represent approximately 19% of all employees. FedEx Express believes its relationship with its employees is excellent.

     Since May 31, 1999, FedEx Express and the Fedex Pilots Association ("FPA") have been operating under a five-year collective bargaining agreement which provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues and limits on types of trips scheduled during certain times of the day.

     Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a domestic collective bargaining representative (other than FPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

FEDEX GROUND

     INTRODUCTION

     By focusing on business-to-business customers, maintaining a low cost structure and efficiently using information technology, FedEx Ground has become the second-largest ground small-package carrier in North America. FedEx Ground serves customers in the small-package market in North America, focusing primarily on business and residential delivery of packages weighing up to 150 pounds. FedEx Ground provides ground service to 100% of the United States population and overnight service to approximately 90% of the United States population. Through its subsidiary, FedEx Ground Package System, Ltd., service is provided to 100% of the Canadian population. FedEx Ground also offers service offshore to Puerto Rico, Alaska and Hawaii via a ground/air network operation in cooperation with other transportation providers.

     In March 2000, FedEx Ground began providing its FedEx Home Delivery service, which currently serves approximately 70% of the U.S. population. FedEx Home Delivery takes advantage of the FedEx Ground operational network for pickup and package sorting to maintain a low cost structure. FedEx Home Delivery is dedicated exclusively to the delivery side of the business. Hence, it focuses and excels on meeting the distinct customer interface requirements of residential customers.

     FedEx Ground provides other specialized transportation services to meet specific customer requirements in the small-package market. FedEx Ground conducts its operations primarily with 11,100 owner-operated vehicles and, in addition, owns over 12,300 trailers. Competition for high-volume, profitable business focuses largely on providing competitive pricing and dependable service. FedEx Ground provides a money-back guarantee on all ground deliveries within the continental United States.

     Detailed information about FedEx Ground's delivery services, including FedEx Home Delivery, can be found at the FedEx web site at www.fedex.com. The information on our web site, however, does not form part of this Report.

     FEDEX HOME DELIVERY

     FedEx Home Delivery is dedicated to the needs of businesses specializing in the business-to-consumer marketplace by providing unique and compelling low-cost service offerings. This neighborhood-friendly service is designed to fit the way we live, work and shop today. With this service, we provide a money-back guaranteed, low-cost solution to the rapidly increasing number of businesses who ship large volumes to residential customers. These customers, in general, want more economical and convenient home delivery options. Features of this service include:

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

     FedEx Home Delivery was created to respond to business-to-consumer demand for a better ground delivery solution for the residential market. FedEx Home Delivery introduced new ideas to business-to-consumer delivery to help retailers address mounting fulfillment challenges. This service expansion offers an economical and customized residential solution to fit the individual needs of customers. FedEx Home Delivery offers a suite of service options, most of which are not offered by competitors, including extended evening delivery, Saturday delivery, and premium services, such as day-specific, signature and appointment delivery. FedEx Home Delivery brings an unmatched level of service to residential shippers and their customers and also offers the only money-back guarantee in the residential ground delivery market. FedEx Home Delivery expects to increase its reach from 70% to 80% of the U.S. population by September 2001, with full coverage of the U.S. population expected to be achieved by September 2002.

     OPERATIONS

     FedEx Ground uses advanced automatic sorting technology to streamline the handling of over 1.6 million daily packages. FedEx Ground also utilizes software systems and Internet-based applications to offer its customers new ways to connect internal package information with external delivery information. FedEx Ground provides multiple-carrier shipment tracing and proof-of-delivery signature functionality on the FedEx web site (www.fedex.com). For additional information regarding FedEx Ground's e-shipping tools and solutions, see "FedEx Services - E-Commerce Services."

     Like FedEx Express, FedEx Ground utilizes a hub-and-spoke sorting and distribution system. Its 27 hubs are equipped with sophisticated package-sortation technology, with average processing speeds of 15,000 packages per hour. Since May 1999, FedEx Ground has opened three new state-of-the-art distribution hubs that support key metropolitan markets in New York, Chicago and Los Angeles. In addition, FedEx Ground has relocated 32 local terminals to larger facilities in the same time period. The New York City area facility is the largest in the FedEx Ground network. It is 340,000 square feet in size and capable of processing 30,000 packages per hour - approximately double the processing capacity of the average FedEx Ground hub. As of May 31, 2001, FedEx Ground operated 507 facilities in the U.S. and Canada. FedEx Ground is also available as a service option at 1,200 domestic FedEx Express facilities and at more than 3,000 FedEx Authorized ShipCenters operated by FedEx Express.

     Using overhead laser scanners, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their destination terminals for local delivery. FedEx Ground is still the only ground carrier to operate a fully automated hub network for greater efficiency and package integrity. During 2001, FedEx Ground rolled out a new $80 million data collection system, which includes the installation of new on-van computers, enhanced handheld scanners for electronically capturing delivery information, wireless networks at every FedEx Ground facility and wearable ring scanners. Collectively, this technology provides customers with greater package visibility through more detailed tracking and faster delivery confirmation, including signature proof of delivery. Full implementation of this new data-collection system is expected to be completed in September 2001.

     In order to provide the FedEx Home Delivery service, FedEx Ground is leveraging its existing pickup operation and hub and linehaul network while initiating a separate delivery network comprised of distinct terminals and a separate team of independent contractors. As of May 31, 2001, FedEx Ground had opened 137 dedicated delivery terminals to support the FedEx Home Delivery service in 132 metropolitan areas. FedEx Ground plans to add more dedicated FedEx Home Delivery facilities over the next 18 months as part of an aggressive plan to rapidly expand its residential service area.

     FedEx Ground is ISO 9002 certified for quality control and management for its U.S. and Canadian network of 507 facilities, including its FedEx Home Delivery facilities. FedEx Ground was named "Carrier of the Year" by Wal-Mart Stores, Inc., the nation's leading discount retailer. FedEx Ground was honored by Wal-Mart for the third year in a row for exceptional performance in transportation services in the small-package ground category. Wal-Mart's "Carrier of the Year" is determined by a transportation services provider's ability to meet the following rigorous criteria: technology, percentage of accepted and rejected deliveries, on-time pick-up and delivery, customer service, capacity, quality assurance, ease of doing business and long-term commitment. Also in 2001, the National Small Shipments Traffic Conference ("NASSTRAC") named FedEx Ground its parcel carrier of the year. NASSTRAC is a shippers' association focusing on essential transportation, including LTL and package, and supply chain functions.

     FedEx Ground is headquartered in Pittsburgh, Pennsylvania. Daniel J. Sullivan is the President and Chief Executive Officer of FedEx Ground, which has approximately 36,900 employees and contractors in North America. FedEx Ground's primary competitors are UPS and the United States Postal Service.

FEDEX FREIGHT

     Established in connection with the acquisition of American Freightways in 2001, FedEx Freight serves as the holding company for American Freightways and Viking. Through these two operating companies, FedEx Freight provides regional LTL freight service in virtually all U.S. Zip Codes, including Alaska, Hawaii and Puerto Rico. Internationally, FedEx Freight provides service to Canada, Mexico, Central and South America and the Caribbean via alliances and purchased transportation. The primary focus of FedEx Freight is on regional transportation, with day-definite service in one to two business days and real-time shipment information. The two companies also offer a premium service between all regions in the U.S., providing seamless coverage and industry-leading transit times.

     Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight's primary multi-regional competitors are Con-Way Transportation Services, a subsidiary of CNF Inc., and US Freightways Corporation.

     AMERICAN FREIGHTWAYS

     American Freightways specializes in LTL shipments of general commodities, providing direct, all-points service to 40 eastern, midwestern, southeastern and southwestern states. Through alliances, American Freightways also serves Hawaii, Alaska, Canada, Mexico, Puerto Rico, the Caribbean and Central and South America. American Freightways began operations in 1982 and, as of May 31, 2001, had 16,500 employees operating 25,000 pieces of revenue equipment from a network of 265 customer centers.

     The American Flyer service, an extended-reach, scheduled, direct all-points service, provides next-day delivery for shipments up to 600 miles and two-day delivery for shipments up to 1,600 miles. In addition, American Freightways has two money-back guaranteed LTL services known as American Flyer Guaranteed and American Expediter. American Flyer Guaranteed provides a money-back guaranteed day-definite service utilizing the American Flyer transit standards. If a shipment is not delivered on time, the shipment is immediately upgraded to the service level of American Expediter, with all charges cancelled. American Expediter provides money-back guaranteed, time-definite, expedited ground deliveries at the day and time agreed upon by customers and American Freightways. American Expediter shipments receive special handling and timing throughout the system, with movement monitored by dedicated specialists at the general office. American Expediter is on time, or the charges are automatically cancelled.

     In 2001, for the sixth time in the thirteen-year history of the award, NASSTRAC named American Freightways its multi-regional LTL carrier of the year. In addition, Forbes Magazine named American Freightways as the highest-rated trucking company in its annual Platinum 400 list of the most outstanding industry leaders in 2001, and long-time customer Wal-Mart Stores, Inc. selected American Freightways as its LTL "Carrier of the Year."

     Thomas R. Garrison is the President and Chief Executive Officer of American Freightways, which is headquartered in Harrison, Arkansas.

     VIKING

     Viking specializes in LTL service throughout the western United States. Service is also available to Alaska and Hawaii via purchased transportation with ocean freight companies. Viking's management focuses on achieving the highest levels of on-time delivery within the industry, easy-to-use information technology and responsive customer service. In addition to reliability and e-commerce services, Viking offers shippers value-added services such as cross-border service to and from Canada and Mexico. As of May 31, 2001, Viking had 5,200 employees operating 8,500 pieces of revenue equipment from a network of 49 service centers.

     With next- and second-business-day regional freight service, plus direct ocean service to Alaska and Hawaii, Viking achieves an award-winning on-time delivery performance exceeding that of most other LTL carriers. Consistent with its EZTDBW(R) ("Easy To Do Business With") service philosophy, Viking has created two customer advisory boards -- one for corporate accounts, the other for smaller, regional shippers -- to better anticipate and meet customers' needs. Viking has enhanced its customer service and today responds to most inquiries within seconds. Viking's new web site (www.iShipViking.com) and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information.

     In 2001, for the sixth time in the thirteen-year history of the award, NASSTRAC named Viking its western regional LTL carrier of the year. In addition, readers of Logistics Management and Distribution magazine voted to award Viking the "Quest for Quality Award for 2000," the ninth year Viking has received this award, and long-time customer Pacific Bell Directory bestowed its Supplier Quality Alliance Program's "Gold Level Award" on Viking for its accurate and reliable service.

     Tilton G. Gore is the President and Chief Executive Officer of Viking, which is headquartered in San Jose, California.

FEDEX CUSTOM CRITICAL

     FedEx Custom Critical, North America's largest time-specific, critical shipment carrier, offers non-stop, door-to-door delivery of urgent shipments and those requiring special care in handling - 24 hours a day, 365 days a year. Using a network of about 2,000 vehicles, FedEx Custom Critical provides pickup and delivery services throughout the contiguous United States and Canada and within Europe. Most shipments are picked up in less than 90 minutes after the customer places the order. Each shipper has exclusive vehicle usage, eliminating freight handling. FedEx Custom Critical continuously monitors shipments through Customer Link(R), an integrated shipment control system with two-way satellite communications. With Customer Link, customers are kept informed of shipment status and to-the-minute delivery time.

     From FedEx Custom Critical's 242 ExpressCenters, service is available 24 hours a day, 365 days a year, including weekends and holidays, at no extra cost. If at any time during transport FedEx Custom Critical is more than 15 minutes late, both the shipper and the consignee are notified. If FedEx Custom Critical is more than two hours late on delivery, it will refund the customer 25% of the freight charges. If FedEx Custom Critical is more than four hours late on delivery, it will refund the customer 50% of the freight charges. In many cases, FedEx Custom Critical offers (with guaranteed delivery times) a faster and less expensive alternative to heavyweight airfreight. More than 96% of shipments are delivered to the customer within 15 minutes of FedEx Custom Critical's time-specific promise.

     FedEx Custom Critical's White Glove Services(R) division specializes in the transport of high value products, medical and electronic equipment, tradeshow exhibits, temperature-sensitive commodities and high-security shipments. FedEx Custom Critical's CharterAir(R) division provides expedited air solutions to meet customers' critical delivery times. Express, CharterAir and White Glove services are also available through FedEx Custom Critical Europe, which is based in Maastricht, the Netherlands. With continuous monitoring of shipments, two-way satellite communications and multilingual agents and drivers, FedEx Custom Critical Europe provides expedited services almost anywhere in Europe. FedEx Custom Critical also transports antique cars, race cars and other specialty autos, as well as cars owned by collectors, sports figures and celebrities, through its Passport Transport subsidiary.

     FedEx Custom Critical is headquartered in Akron, Ohio. John G. Pickard is the President and Chief Executive Officer of FedEx Custom Critical. FedEx Custom Critical has approximately 725 employees and 1,900 owner-operators. FedEx Custom Critical's primary competitors are ConWay NOW, Inc., CTX, Emery Expedite, Inc., Landstar Express America, Inc., TNT Expedite and Tri-State Expediting Service, Inc.

FEDEX TRADE NETWORKS

     FedEx Trade Networks, created to serve the needs of customers doing business globally, serves as the holding company for Tower, Caribbean Transportation Services, Inc. and World Tariff, Limited ("Worldtariff").

     As part of its mission to provide international trade facilitation solutions, FedEx Trade Networks is developing an integrated, multi-user, transactional web site, known as the Global Trade e-Hub, designed to enable customers to have access to a set of functions which will assist them in importing and exporting goods throughout the world. This functionality is expected to be initiated during 2002 and will be available in other computer-based formats, such as XML or software modules.

     G. Edmond Clark is the President and Chief Executive Officer of FedEx Trade Networks, which is based in Memphis, Tennessee. FedEx Trade Networks' primary competitors are U.S. based customs brokers and freight forwarders.

     TOWER

     Tower is a leading provider of international trade services, specializing in customs brokerage, international freight forwarding, transportation warehousing and national distribution, duty drawback, trade consulting, cargo insurance and trade-related seminars. Tower's value-added products and services include TowerNet, an information tool that allows customers to track and manage imports, and TradeRef tariff and trade software. Tower has approximately 1,900 employees and 72 offices throughout North

America. Offices are also maintained in major Asian markets through dedicated agents. Gerald P. Leary is the President and Chief Executive Officer of Tower, which is based in Buffalo, New York.

     CARIBBEAN TRANSPORTATION SERVICES

     Caribbean Transportation Services is a leading provider of airfreight forwarder services between the United States and Puerto Rico, specializing in arranging the shipment of heavyweight and oversized cargo. Caribbean Transportation Services provides several delivery options for door-to-door or airport-to-airport airfreight forwarder services, principally to the medical, pharmaceutical and technology sectors. Richard A. Faieta is the President and Chief Executive Officer of Caribbean Transportation Services, which is headquartered in Greensboro, North Carolina. Caribbean Transportation Services has approximately 300 employees.

     WORLDTARIFF

     Worldtariff publishes customs duty and tax information for 101 customs territories worldwide. Worldtariff continuously collects data from the world's customs authorities, then simplifies, standardizes and translates it into English. Timely information from Worldtariff provides for logistics optimization and helps customers calculate the landed cost of international shipments. Scott
D. Morse is the President and Publisher of Worldtariff, which is based in San Francisco, California.

FEDEX SERVICES

     FedEx Services provides a convenient single point of access for many customer support functions, such as customer service, sales and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground have been combined under FedEx Services to more effectively sell the entire portfolio of express, ground and e-commerce services. FedEx Services sells and markets the full portfolio of services offered by our principal subsidiaries and provides customer-facing solutions that meet customer needs.

     T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2001, FedEx Services had 8,300 employees.

     E-COMMERCE SERVICES

     We have played a significant role in three business revolutions that have influenced the emergence of what is now known as e-commerce. First came the express revolution. We anticipated the "just-in-time future," which led to the creation of FedEx and the first integrated air/ground express transportation network in 1973.

     Second came the automation revolution. We have been the leader in customer automation since 1985, when FedEx Express launched the first PC-based automated shipping system, named FedEx PowerShip(R). In 1993, FedEx Ground launched MultiShip(R), the first carrier-supplied customer automation system to process packages shipped by other transportation providers. In 1994, the FedEx Web site, www.fedex.com, became the first Web site to offer online package tracking. Two years later, in 1996, FedEx Express launched FedEx interNetShip(R), the first shipping application for express packages on the Internet. Customers can now prepare paperwork using formatted screens, print labels on any laser printer, and electronically request a courier to pick up packages.

     The third revolution, the integration revolution, is now underway. We are empowering businesses with integrated eBusiness and complete supply chain solutions. Many of our newest eBusiness solutions are directed toward the rapidly growing small- and medium-sized business
("SMB") market. During 2001, we introduced FedEx eCommerce Builder on our web site. This solution provides SMBs with the ability to build and manage an online store. FedEx eCommerce Builder integrates the core business processes necessary for SMBs to sell online, including FedEx shipping and tracking.

     During 2001, FedEx Express also launched FedEx Global Trade Manager(R), a free, Internet-based service aimed at helping SMBs navigate the complexities of international commerce. This service helps shippers identify and prepare the appropriate import/export forms based on the commodity description and country of import and export. The application also alerts customers to restrictions on shipping certain commodities, tells whether the country of import or export is under embargo, and provides information on some special licensing requirements.

     We have a comprehensive Internet strategy, driven by our desire for customer convenience. The focal point of our Internet strategy is our fedex.com web site, through which our customers accomplish many of the tasks they could otherwise accomplish with us by phone or in person. In addition, we design our e-commerce tools and solutions so that they are easily integrated into our customers' applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important given the growing customer trend toward multi-carrier shipping platforms.

     Reflecting our emphasis on e-commerce and information technology, we have had a lineage of distinguished Chief Information Officers, including James L. Barksdale, who went on to serve as the President and Chief Executive Officer of Netscape Communications Corporation, Dennis H. Jones, named by Network World as "One of the 25 Most Powerful People in Networking" and by PC Week as "One of the Top 10 Toughest CIOs," and current CIO Robert B. Carter, named as InfoWorld's first-ever "Chief Technology Officer of the Year." During 2001, InformationWeek magazine named FedEx as one of the nation's most innovative users of technology.

     E-Shipping Tools and Solutions

     We offer e-shipping tools and solutions that give our customers the power to ship, track and report from their desktops and wireless devices, allowing them to reduce the time spent preparing shipments and increase efficiency and customer service levels. These e-shipping tools can also allow customers to centralize their shipping with back-office solutions. During 2001, FedEx expanded its electronic services offerings by offering wireless solutions for its customers. In March 2001, FedEx extended the reach of its fedex.com web site to most types of hand-held devices, making it faster and easier for U.S. customers to access real-time package status tracking information and to identify the nearest drop-off locations. This service is available through most Web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers.

     The following e-shipping tools and solutions are offered by FedEx Express and FedEx Ground:

- FedEx(R) Ship Manager - this shipping application, available via the FedEx web site to customers who have a computer, modem and laser printer, delivers point-and-click addressing, label printing, package tracking and easy preparation of shipping labels. Customers can also arrange for package pickup, cancel shipments, track package status and perform certain other applications for FedEx Express and FedEx Ground services.

- FedEx(R) Tracking - allows customers to track both FedEx Express and FedEx Ground packages at one time through the FedEx web site.

- FedEx Insight(SM) - provides qualifying customers with an enhanced level of shipment visibility through a Web-based application that dramatically broadens the amount of real-time status information on inbound, outbound or third-party shipments. Using FedEx Insight, customers can create a customized view of shipment information or request to be notified via e-mail or fax of critical shipping events as they occur during transit.

- Print, Bind and Ship - through an alliance with kinkos.com, allows customers to prepare, from their desktop, documents in multiple finished formats, such as black and white copies, bound color presentations and color transparencies, and ship the finished documents to multiple recipients.

- FedEx(R) Drop-off Locator - allows customers to easily find and view maps of FedEx drop-off locations through the FedEx web site. Searches can be conducted by address, city, state or zip code to find one of 50,000 full-service and self-service locations worldwide.

- FedEx(R)Rate Finder - allows customers to determine the cost of shipping packages from the U. S. to virtually anywhere in the world through the FedEx web site.

- FedEx(R) Ground Service Maps - provides customers with scheduled service days for FedEx Ground from any Zip Code in the U.S. or Canada.

     FedEx also offers the following hardware-based e-shipping tools, designed to provide customers with centralized control over their shipping process and to help them better manage shipping, billing and reporting:

- FedEx(R) Ship Manager Work Station - this stand-alone hardware system provides customers with the ability to utilize a single system for use with FedEx Express, FedEx Ground and other carriers. Customers benefit from increased operational efficiency, decreased employee training time, enhanced access to information and better utilization of space.

- FedEx PowerShip(R) - this stand-alone hardware system provides customers with a full range of shipping functions, enabling customers to handle large volumes and to automate their entire shipping process. FedEx PowerShip provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports.

- FedEx Ship API(TM) - allows customers to seamlessly integrate FedEx Express services by downloading software from the Internet, which will allow them to connect directly with FedEx Express when placing shipping orders and scheduling pickup requests.

- FedEx DirectLink(R) - this software allows customers to electronically receive, manage and remit FedEx Express invoicing data.

- FedEx NetReturn(R) - uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.

- FedEx EDI Electronic Invoice and Remittance - integrates with customers' accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

     MARKETING

     The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. As one of our most important assets, special emphasis is placed on promoting and protecting the FedEx brand. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx is the "Official Worldwide Delivery Service Sponsor" of the National Football League. In addition, FedEx sponsors:

-    FedEx Field, the home of the NFL's Washington Redskins

- The FedEx Orange Bowl, host of last season's college football national championship game

- The FedEx St. Jude Golf Classic, a PGA event which raises millions of dollars for St. Jude Children's Research Hospital

- The FedEx Championship Series, the country's premier open-wheel racing circuit (CART)

-    The Ferrari Formula One racing team in Europe.

     From time to time, FedEx also undertakes special projects which help to publicize FedEx's service, such as the delivery in December 2000 of two giant pandas from China to Washington, D.C.'s National Zoo. In addition to emphasizing FedEx's reputation for fast, reliable service to Asia through its extensive global transportation network, this mission highlighted FedEx's ability to ship unusual items.

     FEDEX SUPPLY CHAIN SERVICES

     In March 2001, we realigned our logistics operations to streamline the organization and further improve the industry's highest levels of customer service. In this realignment, FedEx Supply Chain Services became a subsidiary of FedEx Services and FedEx Supply Chain Services' Asian and European operations were transitioned to FedEx Express. Specializing in comprehensive logistics, as well as transportation management and eLogistics solutions, FedEx Supply Chain Services is a good fit for FedEx Services, which oversees much of FedEx's sales, marketing and information technology support functions. Under FedEx Services, FedEx Supply Chain Services will place less emphasis on warehousing activities and instead focus on alliance-based and information technology-sensitive business. Additionally, FedEx Supply Chain Services will focus on pursuing business that will utilize the services of other FedEx operating companies.

     FedEx Supply Chain Services is a supply chain services provider to targeted industries, with expertise across the entire product supply chain, from inbound materials management through finished goods distribution to the final consumer. Services include transportation management, fleet management, warehouse management, finished goods distribution, just-in-time inventory management, customer order processing, returnable container management and freight bill payment and auditing.

     Through its eLogistics division, FedEx Supply Chain Services also provides businesses with end-to-end electronic commerce supply chain solutions. FedEx eLogistics supports the Internet sales channel and enables customers to lower fulfillment costs, decrease cycle time and improve returns management.

     An important element in the value that FedEx Supply Chain Services delivers to its customers is improved information exchange. FedEx Supply Chain Services' transportation management programs use advanced electronic data interchanges to speed communications between customers and their suppliers, resulting in more cost-effective solutions and enhanced levels of customer service.

     In May 2001, General Motors Corporation named FedEx Supply Chain Services a 2000 Supplier of the Year. This award is given annually by GM to its best global suppliers in recognition of their superior performance during the previous calendar year. This is the third consecutive year that GM has awarded this honor to FedEx Supply Chain Services.

     Douglas E. Witt is the President and Chief Executive Officer of FedEx Supply Chain Services, which is headquartered in Memphis, Tennessee. FedEx Supply Chain Services has approximately 1,900 employees. FedEx Supply Chain Services' primary competitors include UPS Worldwide Logistics, Exel Plc, Ryder Integrated Logistics, Menlo Logistics and TNT Logistics.

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

     The transportation and logistics industry is affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect tonnage, revenues and earnings. Normally, the fall of each year is the busiest shipping period for FedEx Ground and FedEx Custom Critical, while the latter part of December, January, June and July of each year are the slowest periods. For FedEx Freight, the spring and fall of each year are the busiest shipping periods and the latter part of December, January and February of each year are the slowest periods. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

REGULATION

     Air. Under the Federal Aviation Act of 1958, as amended, both the U.S. Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over FedEx Express. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx Express's international authority permits it to carry cargo and mail from several points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner.

     The FAA's regulatory authority relates primarily to safety and operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an air carrier certificate granted by the FAA pursuant to Part 119 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.

     FedEx Express participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the U.S. Department of Defense may requisition for military use certain of FedEx Express's wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx Express is entitled to bid on peacetime military cargo charter business. FedEx Express, together with a consortium of other carriers, currently contracts with the United States Government for charter flights.

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

     The operations of FedEx Ground, FedEx Freight and FedEx Custom Critical in interstate commerce are currently regulated by the DOT and the Federal Motor Carrier Safety Administration, which retain limited oversight authority over motor carriers. Federal legislation preempts regulation by the states of rates and service in intrastate freight transportation.

     Like other interstate motor carriers, FedEx Express, FedEx Ground, FedEx Freight and FedEx Custom Critical are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

     Communication. Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, FedEx Express is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses FedEx Express's activities pertaining to satellite communications.

     Environmental. Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx Express's present aircraft fleet is in compliance with current noise standards of the Federal aviation regulations. FedEx Express's aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express's aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express's significant markets. Congress's passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express's international operations are also subject to noise regulations in certain of the countries in which it operates.

     FedEx Express, FedEx Ground, FedEx Freight and FedEx Custom Critical are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, these companies are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by them. Each company has environmental management programs to ensure compliance with these regulations.

     Customs. Through its FedEx Trade Networks subsidiary, FedEx provides customs brokerage and freight forwarding services. These activities are subject to regulation by the U.S. Customs Service (customs brokerage), the U.S. Federal Maritime Commission (ocean freight forwarding) and the DOT (airfreight forwarding). FedEx's offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report or in documents that we incorporate by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. Accordingly, a forward-looking statement is not a prediction of future events or circumstances, and those future events or circumstances may not occur. A forward-looking statement is usually identified by our use of certain terminology, including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or "plans" or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to

- Economic conditions in the markets in which we operate, which can affect demand for our services.

- Our ability to match aircraft, vehicle and sort capacity with customer volume levels.

- The costs and complexities associated with the integration of certain of our sales, marketing, customer service and information technology functions.

- Market acceptance of our new sales, marketing and branding strategies, as well as our residential home delivery service.

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

-    Changes in government regulation (see "Regulation").

-    Changes in weather.

-    Availability of financing on terms acceptable to us.

- Other uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings and press releases.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

FEDEX

     FedEx does not own any material real properties. FedEx leases two facilities in the Memphis area for its corporate headquarters and administrative offices.

FEDEX EXPRESS

     FedEx Express's principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

     AIRCRAFT AND VEHICLES

     FedEx Express's aircraft fleet at May 31, 2001 consisted of the following:

                                                        MAXIMUM OPERATIONAL
                                                          REVENUE PAYLOAD
DESCRIPTION                            NUMBER(1)      (POUNDS PER AIRCRAFT)(2)
-----------                            ---------      ------------------------
McDonnell Douglas MD11                     34                  155,800
McDonnell Douglas DC10-30                  24                  128,900
McDonnell Douglas DC10-10                  51(3)               117,800
Airbus A300-600                            37                   91,000
Airbus A310-200                            46                   69,800
Boeing B727-200                            95                   43,100
Boeing B727-100                            52                   31,100
Fokker F27-500                             24                   12,500
Fokker F27-600                              8                   11,500
Shorts 3-60                                11                    8,300
Cessna 208B                               248                    3,400
Cessna 208                                 10                    3,000
                                          ---
       Total                              640
                                          ===

-------------------------

(1) Except as described in the following sentence, all of our aircraft are owned. The following aircraft are subject to operating leases: MD11 (32); DC10-30 (19); DC10-10 (4); A300 (36); A310 (16); B727-200 (13); B727-100
     (5); and Shorts 3-60 (11). Table excludes aircraft that are not currently in operation and are pending disposal.

(2) Maximum operational revenue payload includes revenue payload, exclusive of container weight.

(3) Includes six aircraft that are not currently in operation and awaiting passenger-to-freighter modification.

The reduction in aircraft over the past year is primarily due to scheduled retirements of B727-100 aircraft and the curtailment of our MD10 program. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Consolidated Results" and Note 15 of Notes to Consolidated Financial Statements included elsewhere herein.

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

     In addition, FedEx Express "wet leases" 52 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

     At May 31, 2001, FedEx Express operated worldwide approximately 53,700 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

     AIRCRAFT PURCHASE COMMITMENTS

     FedEx Express is committed to purchase 27 MD11s, 9 DC10s, 7 A300s, 7 A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $8,300,000 have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000, we believe that it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express.

     FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of May 31, 2001), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2002. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to ten additional DC10s along with additional aircraft engines and equipment.

     In January 2001, FedEx Express entered into a memorandum of understanding to acquire ten A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation. Delivery of the A380, which is a new high-capacity, long-range aircraft, is expected to begin in 2008.

     Also see Note 13 of Notes to Consolidated Financial Statements included elsewhere herein for more information about our purchase commitments.

         SORTING AND HANDLING FACILITIES

      At May 31, 2001, FedEx Express operated the following sorting and handling facilities:

                                                    SORTING                                  LEASE
                                       SQUARE       CAPACITY                               EXPIRATION
        LOCATION           ACRES        FEET      (PER HOUR)(1)      LESSOR                   YEAR
        --------           -----        ----      -------------      ------                   ----
NATIONAL

Memphis, Tennessee          509       3,074,000      465,000      Memphis-Shelby County       2012
                                                                  Airport Authority

Indianapolis, Indiana       120         645,000      175,000      Indianapolis Airport        2016
                                                                  Authority

REGIONAL

Fort Worth, Texas           168         641,000       74,000      Fort Worth Alliance         2014
                                                                  Airport Authority

Newark, New Jersey           56         554,000      148,000      Port Authority of New       2010
                                                                  York and New Jersey

Oakland, California          66         320,000       52,000      City of Oakland             2011

METROPOLITAN

Los Angeles, California      25         305,000       56,000      City of Los Angeles         2009

Chicago, Illinois            55         419,000       47,000      City of Chicago             2018

Anchorage, Alaska(2)         42         258,000       14,000      Alaska Department of        2013
                                                                  Transportation and
                                                                  Public Facilities
INTERNATIONAL

Subic Bay, Philippines(3)    18         316,000       16,000      Subic Bay Metro-            2007
                                                                  politan Authority

Paris, France(4)             87         861,000       48,000      Aeroports de Paris          2029

------------------------

(1)    Documents and packages

(2) Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)    Handles intra-Asia express package and freight shipments.

(4) Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

     FedEx Express's facilities at the Memphis International Airport also include aircraft maintenance hangars, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the "Authority") under several leases. The leases cover land, the administrative and sorting buildings, other facilities, ramps and certain related equipment. FedEx Express has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and FedEx Express's rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

     In addition to the facilities noted above, FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. New, larger facilities were opened in 1998 at the new Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan and Dubai, United Arab Emirates. Construction on a 204,000 square foot facility to be located at Miami International Airport is expected to be completed during the summer of 2003.

     ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     The World Headquarters of FedEx Express is located in eastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, was designed to consolidate many administrative and training functions that had previously been spread throughout the Memphis metropolitan area. The office campus brings together approximately 3,000 employees. FedEx Express also has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by FedEx Express. FedEx Express also leases approximately 60 facilities in the Memphis area for warehouse facilities and administrative offices.

     FedEx Express leases new state-of-the-art technology centers in Collierville, Tennessee and Irving, Texas and will open a third technology center in Colorado Springs, Colorado in September 2001. These facilities house FedEx Express personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx's technology and e-commerce solutions.

     FedEx Express owns or leases 748 facilities for city station operations in the United States. In addition, 189 city stations are owned or leased throughout FedEx Express's international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

     As of May 31, 2001, FedEx Express owned or leased space for 333 FedEx World Service Centers in the United States and had approximately 36,300 Drop Boxes. FedEx Express also operates stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 79 were in service at May 31, 2001. As of May 31, 2001, FedEx Express also had approximately 10,000 ShipSites and ShipCenters, which are drop-off locations situated within certain retailers, such as Staples, OfficeMax or Kinkos. Internationally, FedEx Express has approximately 2,000 drop-off locations, including 65 FedEx World Service Centers.

FEDEX GROUND

     As of May 31, 2001, FedEx Ground operated 507 facilities, including 27 hubs and 137 dedicated FedEx Home Delivery terminals. FedEx Ground owns 55 facilities (23 of which are hubs) and leases another 452, generally for terms of five years or less. The 27 hub facilities are strategically located to cover the geographic area served by FedEx Ground. These facilities average 191,000 square feet and range in size from 31,000 to 340,000 square feet. FedEx Ground Package System, Ltd., FedEx Ground's subsidiary operating in Canada, operates 14 facilities, three of which are hubs.

     FedEx Ground's corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 350,000 square foot building owned by FedEx Ground. FedEx Ground is expanding its corporate offices with a 156,000 square foot addition, which is expected to be completed in 2002.

FEDEX  FREIGHT

     FedEx Freight's corporate headquarters is located in Memphis, Tennessee in leased facilities.

     AMERICAN FREIGHTWAYS

    As of May 31, 2001, American Freightways operated 265 customer centers, 129 of which are owned. These facilities range in size from 400 to 207,800 square feet of office and dock space, and are located on sites ranging from 0.11 to 130 acres. American Freightways owns its general office located in Harrison, Arkansas.

     VIKING

     As of May 31, 2001, Viking operated 49 service centers, 32 of which are owned. The service centers are strategically located to cover the geographic area served by Viking. These facilities range in size from 1,800 to 112,700 square feet of office and dock space, and are located on sites ranging from 0.5 to 38.3 acres. Viking's corporate headquarters is located in leased facilities in San Jose, California.

FEDEX CUSTOM CRITICAL

     FedEx Custom Critical's corporate headquarters is located in Akron, Ohio in owned and leased facilities. FedEx Custom Critical does not use terminal facilities in its business.

FEDEX TRADE NETWORKS

     FedEx Trade Networks' corporate headquarters is located in Memphis, Tennessee in leased facilities. Tower's corporate headquarters is located in Buffalo, New York in owned facilities. Tower also has 72 owned or leased offices throughout North America. Caribbean Transportation Services' headquarters is located in Greensboro, North Carolina in leased facilities. Worldtariff's corporate headquarters is located in San Francisco, California in leased facilities.

FEDEX SERVICES

     FedEx Services occupies a leased office campus in Collierville, Tennessee for its information technology and telecommunications division. FedEx Supply Chain Services' headquarters is located in Memphis, Tennessee and has administrative offices in Hudson, Ohio. Both of these facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

     FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect FedEx's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

OFFICER, YEAR FIRST
ELECTED AS OFFICER       AGE                    POSITIONS HELD
------------------       ---                    --------------
FREDERICK W. SMITH       56        Chairman, President and Chief Executive
      1971                         Officer of FedEx since January 1998; Chairman
                                   of FedEx Express since 1975; Chairman,
                                   President and Chief Executive Officer of
                                   FedEx Express from April 1993 to January
                                   1998; Chief Executive Officer of FedEx
                                   Express from 1977 to January 1998; and
                                   President of FedEx Express from June 1971 to
                                   February 1975.

ROBERT B. CARTER         42        Executive Vice President and Chief
      1993                         Information Officer of FedEx since June 2000;
                                   Corporate Vice President and Chief Technology
                                   Officer of FedEx from February 1998 to June
                                   2000; Vice President - Corporate Systems
                                   Development of FedEx Express from September
                                   1993 to February 1998; Managing Director -
                                   Systems Development of FedEx Express from
                                   April 1993 to September 1993.

T. MICHAEL GLENN         45        Executive Vice President - Market Development
      1985                         and Corporate Communications of FedEx since
                                   January 1998; Senior Vice President -
                                   Marketing, Customer Service and Corporate
                                   Communications of FedEx Express from June
                                   1994 to January 1998; Senior Vice President -
                                   Marketing and Corporate Communications of
                                   FedEx Express from December 1993 to June
                                   1994; Senior Vice President - Worldwide
                                   Marketing Catalog Services and Corporate
                                   Communications of FedEx Express from June
                                   1993 to December 1993; Senior Vice President
                                   - Catalog and Remail Services of FedEx
                                   Express from September 1992 to June 1993;
                                   Vice President - Marketing of FedEx Express
                                   from August 1985 to September 1992; and
                                   various management positions in sales and
                                   marketing and senior sales specialist of
                                   FedEx Express from 1981 to 1985.

OFFICER, YEAR FIRST
ELECTED AS OFFICER       AGE                    POSITIONS HELD
------------------       ---                    --------------
ALAN B. GRAF, JR.        47        Executive Vice President and Chief Financial
      1987                         Officer of FedEx since January 1998;
                                   Executive Vice President and Chief Financial
                                   Officer of FedEx Express from February 1996
                                   to January 1998; Senior Vice President and
                                   Chief Financial Officer of FedEx Express from
                                   December 1991 to February 1996; Vice
                                   President and Treasurer of FedEx Express from
                                   August 1987 to December 1991; and various
                                   management positions in finance and a senior
                                   financial analyst of FedEx Express from 1980
                                   to 1987. Mr. Graf serves as a director of
                                   Storage USA, Inc., a real estate investment
                                   trust engaged in the management, acquisition,
                                   development, construction and financing of
                                   self-storage facilities, and as a director of
                                   Kimball International, Inc., a furniture and
                                   electronic components manufacturer.

JAMES S. HUDSON          52        Corporate Vice President - Strategic
      1992                         Financial Planning and Control and Principal
                                   Accounting Officer of FedEx since January
                                   1998; Vice President - Corporate and
                                   Strategic Financial Planning of FedEx Express
                                   from January 1997 to January 1998; Vice
                                   President, Controller and Chief Accounting
                                   Officer of FedEx Express from December 1994
                                   to January 1997; Vice President-Finance -
                                   Europe, Africa and Mediterranean of FedEx
                                   Express from July 1992 to December 1994; and
                                   various management positions in finance at
                                   FedEx Express from 1974 to 1992.

KENNETH R. MASTERSON     57        Executive Vice President, General Counsel and
      1980                         Secretary of FedEx since January 1998;
                                   Executive Vice President, General Counsel and
                                   Secretary of FedEx Express from February 1996
                                   to January 1998; Senior Vice President,
                                   General Counsel and Secretary of FedEx
                                   Express from September 1993 to February 1996;
                                   Senior Vice President and General Counsel of
                                   FedEx Express from February 1981 to September
                                   1993; and Vice President - Legal of FedEx
                                   Express from January 1980 to February 1981.
                                   Mr. Masterson serves as a director of Thomas
                                   & Betts Corporation, a designer and
                                   manufacturer of connectors and components for
                                   worldwide electrical, communication and
                                   utility markets, and as a director of Accredo
                                   Health, Incorporated, a provider of
                                   specialized contract pharmacy and related
                                   services.

     Executive officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any executive officer and any person, other than a director or executive officer of FedEx or of any of its subsidiaries acting in his or her official capacity, pursuant to which any executive officer was selected. There are no family relationships between any executive officer and any other executive officer or director of FedEx or of any of its subsidiaries.

KEY EMPLOYEES

     The following key employees serve as the President and Chief Executive Officer of FedEx Express, FedEx Ground and FedEx Freight, respectively.

      NAME              AGE                      POSITIONS HELD
      ----              ---                      --------------
DAVID J. BRONCZEK        47        President and Chief Executive Officer of
                                   FedEx Express since January 2000; Executive
                                   Vice President and Chief Operating Officer of
                                   FedEx Express from January 1998 to January
                                   2000; Senior Vice President - Europe, Middle
                                   East and Africa of FedEx Express from June
                                   1995 to January 1998; Senior Vice President -
                                   Europe, Africa and Mediterranean of FedEx
                                   Express from June 1993 to June 1995; Vice
                                   President - Canadian Operations of FedEx
                                   Express from February 1987 to March 1993; and
                                   several sales and operations managerial
                                   positions at FedEx Express from 1976 to 1987.

DANIEL J. SULLIVAN       55        President and Chief Executive Officer of
                                   FedEx Ground since January 1998; Chairman,
                                   President and Chief Executive Officer of
                                   Caliber System, Inc. ("Caliber") from January
                                   1996 to January 1998; Chairman, President and
                                   Chief Executive Officer of Roadway Services,
                                   Inc. from October 1995 to January 1996;
                                   President and Chief Executive Officer of
                                   Roadway Services, Inc. from August 1995 to
                                   October 1995; President and Chief Operating
                                   Officer of Roadway Services, Inc. from
                                   January 1994 to August 1995; Senior Vice
                                   President and President of National Carrier
                                   Group of Roadway Services, Inc. during 1993;
                                   Vice President and President - National
                                   Carrier Group of Roadway Services, Inc.
                                   during 1992; Vice President and Group
                                   Executive of Roadway Services, Inc. from July
                                   1990 through 1991; and President of RPS, Inc.
                                   through June 1990.

DOUGLAS G. DUNCAN        50        President and Chief Executive Officer of
                                   FedEx Freight since February 2001; President
                                   and Chief Executive Officer of Viking from
                                   November 1998 to February 2001; Senior Vice
                                   President - Sales and Marketing of Viking
                                   from 1996 to November 1998; Vice President -
                                   Sales and Marketing of Caliber from 1995 to
                                   1996; various positions with Roadway Express,
                                   Inc., including Vice President - Sales, from
                                   1976 to 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE INFORMATION

     FedEx's common stock is listed on the New York Stock Exchange under the symbol "FDX." The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on the NYSE.

                                                 HIGH        LOW
                                                 ----        ---
Fiscal Year Ended May 31, 2000
     First Quarter .........................     $57.13     $38.50
     Second Quarter ........................      47.31      34.88
     Third Quarter .........................      47.94      33.19
     Fourth Quarter ........................      42.44      30.56

Fiscal Year Ended May 31, 2001
     First Quarter .........................     $43.44     $33.38
     Second Quarter ........................      49.85      38.04
     Third Quarter .........................      48.40      36.35
     Fourth Quarter ........................      44.24      35.50

STOCKHOLDERS

     As of July 20, 2001, there were 17,806 holders of record of our common stock.

DIVIDENDS

     No cash dividends have been declared. We have never declared a dividend on our shares because our policy has been to reinvest earnings in our businesses.

     There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. See Note 4 to Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2001. This information should be read in conjunction with the Consolidated Financial Statements, Management's Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere herein.

In thousands, except per share amounts and
   other operating data                        2001         2000         1999         1998         1997
------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Revenues                                    $19,629,040  $18,256,945  $16,773,470  $15,872,810  $14,237,892
Operating income (1)                          1,070,890    1,221,074    1,163,086    1,010,660      507,002
Income from continuing operations before
   income taxes                                 927,573    1,137,740    1,061,064      899,518      425,865
Income from continuing operations               584,371      688,336      631,333      498,155      196,104
Income from discontinued operations                  --           --           --        4,875           --
Net income (1)                                  584,371      688,336      631,333      503,030      196,104
PER SHARE DATA
Earnings per share:
   Basic:
     Continuing operations                  $      2.02  $      2.36  $      2.13  $      1.70  $      0.67
     Discontinued operations                         --           --           --         0.02           --
                                            -----------  -----------  -----------  -----------  -----------
                                            $      2.02  $      2.36  $      2.13  $      1.72        $0.67
                                            ===========  ===========  ===========  ===========  ===========
   Assuming dilution:
     Continuing operations                  $      1.99  $      2.32  $      2.10  $      1.67  $      0.67
     Discontinued operations                         --           --           --         0.02           --
                                            -----------  -----------  -----------  -----------  -----------
                                            $      1.99  $      2.32  $      2.10  $      1.69  $      0.67
                                            ===========  ===========  ===========  ===========  ===========
Average shares of common stock outstanding      288,745      291,727      295,983      293,401      291,426
Average common and common equivalent
   shares outstanding                           293,179      296,326      300,643      298,408      294,456
Cash dividends (2)                                   --           --           --           --           --
FINANCIAL POSITION
Property and equipment, net                 $ 8,100,055  $ 7,083,527  $ 6,559,217  $ 5,935,050  $ 5,470,399
Total assets                                 13,340,012   11,527,111   10,648,211    9,686,060    9,044,316
Long-term debt, less current portion          1,900,119    1,776,253    1,359,668    1,385,180    1,597,954
Common stockholders' investment               5,900,420    4,785,243    4,663,692    3,961,230    3,501,161
OTHER OPERATING DATA
FedEx Express:
       Operating weekdays                           255          257          256          254          254
       Aircraft fleet                               640          663          634          613          584
FedEx Ground:
       Operating weekdays                           254          254          253          256          254
FedEx Freight: (3)
       Operating weekdays                           107
Average full-time equivalent employees          176,960      163,324      156,386      150,823      145,995

------------------------

(1) Asset impairment charges of $102,000,000 ($64,770,000, net of tax) at FedEx Express and reorganization costs of $22,000,000 ($13,530,000, net of tax) at FedEx Supply Chain Services were recorded in 2001. See Notes 15 and 16 of Notes to Consolidated Financial Statements included elsewhere herein. In connection with its 1997 restructuring, Viking recorded a pretax asset impairment charge of $225,000,000 ($175,000,000, net of tax).

(2) Caliber declared dividends of $3,899,000 and $28,184,000 for 1998 and 1997, respectively. Caliber declared additional dividends of $10,833,000 from January 1, 1997 to May 25, 1997 that are not included in the preceding amounts. FedEx has never paid cash dividends on its common stock.

(3) FedEx Freight results for 2001 include the operations of Viking from December 1, 2000 and American Freightways from January 1, 2001. FedEx Freight statistics for 2001 include the operations of both Viking and American Freightways from January 1, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

     The following table compares revenues, operating income, net income and earnings per diluted share (in millions, except for per share amounts) for the years ended May 31:

                                                                 PERCENT CHANGE
                                                                 --------------
                                                                  2001/   2000/
                                 2001        2000        1999     2000    1999
                               -------     -------     -------    ----    ----
Revenues .................     $19,629     $18,257     $16,773     + 8     + 9
Operating income .........       1,071       1,221       1,163     -12     + 5
Net income ...............         584         688         631     -15     + 9
Earnings per diluted share        1.99        2.32        2.10     -14     +10

     Our results for 2001 reflect strong performance for the first half of the year, which was more than offset by the effects of weakened economic conditions in the second half of the year. Operating results for 2001 also reflect charges of $124 million ($78 million after tax or $0.27 per diluted share) primarily related to noncash asset impairment charges at FedEx Express.

     Revenue growth in 2001 included, among other things, the effects of the acquisition of American Freightways, which added approximately $630 million to 2001 revenues. Excluding the effects of business acquisitions in both years, revenues increased 3% for 2001. This increase is largely due to the continued revenue growth of FedEx Express International Priority (IP) packages, although at a lower rate than that experienced in 2000. Despite the negative economic effects on demand in the last half of the year, double-digit volume growth rates during 2001 were experienced in the European and Asian markets. U.S. domestic package volume at FedEx Express declined slightly from 2000. Volume growth was slightly higher than 2000 at FedEx Ground, as this subsidiary continued to grow its core business and expand its FedEx Home Delivery service offering.

     Effective February 1, 2001, FedEx Express implemented list rate increases averaging 4.9% for shipments within the U.S. and 2.9% for U.S. export shipments. FedEx Ground also implemented a list rate increase of 3.1% on February 5, 2001. Increased product revenue per package (yield) for 2001 for most services included the effects of these rate increases, the effects of fuel surcharges and other yield-management strategies, including a sales focus on higher yielding business. These revenue increases were partially offset by a decrease in other revenues, primarily decreased sales of engine noise reduction kits (hushkits) at FedEx Express.

     As a result of sharply lower domestic volumes at FedEx Express in the second half of 2001 and lowered growth forecasts, management committed to eliminate certain excess aircraft capacity related to our MD10 program. The MD10 program upgrades and modifies our older DC10 aircraft to make them more compatible with our newer MD11 aircraft. By curtailing the MD10 program, we will avoid approximately $1.1 billion of future capital expenditures over the next seven years. In addition, due to the bankruptcy of Ayres Corporation, we expensed deposits and related items in connection with the Ayres ALM 200 aircraft program. We also took actions to reorganize our FedEx Supply Chain Services subsidiary to eliminate certain unprofitable, nonstrategic logistics business and reduce its overhead.

Following is a summary of these principally noncash charges (in millions) taken in the fourth quarter of 2001:

     Impairment of certain assets related to the MD10 aircraft program  $ 93
     Strategic realignment of logistics subsidiary ...................    22
     Ayres program ...................................................     9
                                                                        ----
            Total ....................................................  $124
                                                                        ====

     In addition to the actions described above, we took other measures during 2001, such as reducing variable compensation programs, limiting staffing additions and lowering discretionary spending, in an effort to better match our cost structure and capacity to current business volumes.

     Excluding the above charges and the effect of business acquisitions, operating income decreased 5% in 2001. Incremental losses from the continued expansion of our FedEx Ground Home Delivery service negatively affected operating income by $34 million in 2001.

     Operating results also reflect the continuing implementation of the rebranding and reorganization initiatives begun in 2000. The sales, marketing and most of the information technology functions of our two largest subsidiaries are now centralized in FedEx Services. We have substantially completed the expansion and retraining of our sales force, but continue to incur costs associated with the retooling of our automation systems and vehicle and facilities rebranding. These costs were approximately $26 million for 2001.

     Increased fuel prices negatively impacted year-over-year expenses by approximately $160 million for 2001, net of the effects of jet fuel hedging contracts. In response to higher fuel costs, fuel surcharges have been implemented at all of our transportation subsidiaries, including a 1.25% fuel surcharge that was implemented at FedEx Ground on August 7, 2000 and a 4% fuel surcharge, implemented in 2000, that was in place at FedEx Express throughout 2001. These surcharges offset the impact of higher fuel costs in 2001.

     We received approximately $92 million in 2001 under jet fuel hedging contracts. Due to slightly moderating fuel prices and the continuation of our fuel surcharge program, we effectively closed our hedge positions by entering into offsetting jet fuel hedging contracts during the fourth quarter of 2001. We may, however, enter into jet fuel hedging contracts in the future.

     During 2001, we formed a new segment specializing in the regional less-than-truckload ground transportation of freight. FedEx Freight was formed in the third quarter of 2001 in connection with the acquisition of American Freightways. The acquisition was accounted for as a purchase and resulted in the recognition of approximately $600 million in goodwill. FedEx Freight also includes Viking. The acquisition of American Freightways was slightly accretive to 2001 earnings per diluted share. For further information regarding the acquisition, see "Liquidity" and Note 2 to our financial statements.

     Our compensation programs include substantial cash incentive plans, which are based on financial and operating performance. Results for 2001 included a reduction in operating costs related to such plans. Costs for pension and post-retirement benefit programs were approximately $70 million lower, due principally to higher discount rates and improved asset performance in 2000.

     As expected, operating profit from the sale of hushkits declined $40 million in 2001 to $8 million, following a decline of $50 million in 2000.

     For 2000, operating results reflected strong international volume and yield growth. However, U.S. domestic package volume growth was below that experienced in 1999. Significantly higher fuel prices resulted in an increase in fuel expense of $273 million, net of $18 million received under jet fuel hedging contracts. On February 1, 2000, management implemented a 3% fuel surcharge at FedEx Express in response to the higher fuel costs. Effective April 1, 2000, the surcharge was increased to 4%. In the last half of 2000, we began the major rebranding and reorganization initiative of centralizing certain functions in order to enhance revenue growth and improve financial returns. FedEx Home Delivery also was launched in March 2000. The rebranding and reorganization actions and FedEx Home Delivery negatively affected 2000 operating income by approximately $21 million and $19 million, respectively.

     Operating results for 1999 included $81 million in operating expenses associated with strike contingency planning during contract negotiations between FedEx Express and the Fedex Pilots Association ("FPA"). To avoid service interruptions related to a threatened strike, we began strike contingency planning, including entering into agreements for additional third-party air and ground transportation and establishing special financing arrangements. Negotiations with the FPA ultimately resulted in a five-year collective bargaining agreement that took effect on May 31, 1999.

     OTHER INCOME AND EXPENSE AND INCOME TAXES

     For 2001, net interest expense increased 36% due to higher borrowings that were primarily incurred as a result of the prior year stock repurchase program and additional debt incurred for the American Freightways acquisition. Net interest expense increased 8% for 2000, due to higher average debt levels, primarily incurred as a result of our stock repurchase program, business acquisitions and bond redemptions.

     Other, net in 2000 included gains of approximately $12 million from an insurance settlement for a destroyed MD11 aircraft and approximately $11 million from the sale of securities.

     Our effective tax rate was 37.0% in 2001, 39.5% in 2000 and 40.5% in 1999. The 37.0% effective tax rate in 2001 was lower than the 2000 effective rate primarily due to the utilization of excess foreign tax credits. Generally, the effective tax rate exceeds the statutory U.S. federal tax rate because of state income taxes and other factors as identified in Note 9 to our financial statements. For 2002, we expect the effective tax rate to be in the approximate range of 38.0% to 39.0%.

     OUTLOOK

     Although management believes that the current economic downturn is largely cyclical, we expect it to persist at least through the first half of 2002. We plan to align capital spending with operating cash flow, continue strict controls over discretionary spending and implement other measures to reduce commitments for lift capacity in excess of our needs (see "FedEx Express - Outlook").

     Cash incentive programs for 2002 have been substantially reduced for most employees, including all members of senior management, and these programs will begin to pay out only if we exceed our 2002 financial targets. However, anticipated reductions in 2002 incentive costs are expected to be offset by higher pension expense resulting from changes in discount rates and unrealized market declines in pension assets.

     Despite the near-term economic outlook, we continue to believe that we are well positioned for long-term growth. In January 2001, FedEx Express entered into a business alliance with the U.S. Postal Service, which is expected to generate revenue of approximately $7 billion over seven years and is consistent with our goals of improving margins, cash flows and returns. The alliance consists of two service agreements. In the first non-exclusive agreement, FedEx Express will install drop boxes at U.S. Post Offices, and in the second agreement, FedEx Express will provide airport-to-airport transportation of Priority, Express and First-Class Mail. On June 18, 2001, we officially launched the national rollout of FedEx Drop Boxes at post offices throughout the country, implementing the first of these service agreements. FedEx Express is scheduled to begin the agreement for air transportation in late August 2001. In 2002, we will also continue the business alliance in Europe with La Poste, established in 2001.

     The acquisition of American Freightways substantially enhanced our overall transportation portfolio by enabling us to offer a regional LTL service virtually everywhere in the United States. During 2002, we will focus on increasing volumes and yields in our core high-quality next- and second-day regional freight services. In addition, we will continue to expand our FedEx Home Delivery network and will continue to pursue new service and business opportunities, such as those mentioned above, in support of our long-term growth goals.

     Actual results for 2002 will depend upon a number of factors, including the extent and duration of the current economic downturn, our ability to match capacity with volume levels and our ability to effectively implement our new service and growth initiatives. See "Item 1. Business. Forward-Looking Statements" for a more complete description of potential risks and uncertainties that could affect our future performance.

     RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137 and SFAS 138) at the beginning of 2002. The adoption of this Statement will not have a material effect on our financial position or results of operations for 2002. Because of our previously mentioned fourth quarter 2001 actions regarding jet fuel hedging contracts, none of the jet fuel hedging contracts held at May 31, 2001 qualify for hedge accounting treatment. However, our usual jet fuel hedging program does qualify for cash flow hedge accounting treatment under which changes in the fair market value of these contracts are recorded to Accumulated Other Comprehensive Income.

     During July 2001, SFAS 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. We are permitted under the rules to adopt this Statement effective June 1, 2001 or defer adoption until June 1, 2002. Once adopted, goodwill amortization of approximately $36 million on an annualized basis will cease. We have not yet determined if any impairment charges will result from the adoption of this Statement. At this time, we anticipate the adoption of these rules, effective as of June 1, 2001.

REPORTABLE SEGMENTS

     The formation of FedEx Services, effective June 1, 2000, changed the way certain costs are captured and allocated between our operating segments. For example, salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology departments previously incurred at FedEx Express and FedEx Ground are now allocated to these operating segments and are included in the line item "Intercompany charges" on the accompanying financial summaries of our reportable segments. Consequently, certain segment expense data presented is not comparable to prior periods. We believe the total amounts allocated to the business segments reasonably reflect the cost of providing such services.

FEDEX EXPRESS

     The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except dollar amounts) for the years ended May 31:

                                                                                      PERCENT CHANGE
                                                                                      --------------
                                                                                     2001/       2000/
                                                   2001      2000(1)     1999(1)     2000        1999
                                                   ----      -------     -------     ----        ----
Revenues:
   Package:
            U.S. overnight box(2)...........     $ 5,830     $ 5,684     $ 5,409     + 3          + 5
            U.S. overnight envelope(3)......       1,871       1,854       1,776     + 1          + 4
            U.S. deferred ..................       2,492       2,428       2,271     + 3          + 7
                                                 -------     -------     -------
              Total domestic package revenue      10,193       9,966       9,456     + 2          + 5
            International Priority (IP) ....       3,940       3,552       3,019     +11          +18
                                                 -------     -------     -------
                Total package revenue ......      14,133      13,518      12,475     + 5          + 8

        Freight:
            U.S ............................         651         566         440     +15          +29
            International ..................         424         492         531     -14          - 7
                                                 -------     -------     -------
                Total freight revenue ......       1,075       1,058         971     + 2          + 9

        Other ..............................         326         492         533     -34          - 8
                                                 -------     -------     -------
                Total revenues .............     $15,534     $15,068     $13,979     + 3          + 8
                                                 =======     =======     =======
     Operating expenses:
        Salaries and employee benefits .....       6,301
        Purchased transportation ...........         584
        Rentals and landing fees ...........       1,419
        Depreciation and amortization ......         797
        Fuel ...............................       1,063
        Maintenance and repairs ............         968
        Intercompany charges ...............       1,317
        Other(4) ...........................       2,238
                                                 -------     -------     -------
            Total operating expenses .......      14,687      14,168      13,108     + 4          + 8
                                                 -------     -------     -------
     Operating income ......................     $   847     $   900     $   871     - 6          + 3
                                                 =======     =======     =======
     Package:
        Average daily packages:
            U.S. overnight box .............       1,264       1,249       1,207     + 1          + 3
            U.S. overnight envelope ........         757         771         750     - 2          + 3
            U.S. deferred ..................         899         916         894     - 2          + 3
                                                 -------     -------     -------
              Total domestic packages ......       2,920       2,936       2,851     - 1          + 3
            IP .............................         346         319         282     + 8          +13
                                                 -------     -------     -------
                Total packages .............       3,266       3,255       3,133      --          + 4

                                                                                      PERCENT CHANGE
                                                                                      --------------
                                                                                    2001/       2000/
                                                   2001       2000        1999      2000        1999
                                                   ----       -----      -------    ----        ----
        Revenue per package (yield):
            U.S. overnight box .............     $ 18.09     $ 17.70    $  17.51     + 2          + 1
            U.S. overnight envelope ........        9.69        9.36        9.24     + 4          + 1
            U.S. deferred ..................       10.87       10.31        9.93     + 5          + 4
              Domestic composite ...........       13.69       13.21       12.96     + 4          + 2
            IP .............................       44.70       43.36       41.87     + 3          + 4
                Composite ..................       16.97       16.16       15.56     + 5          + 4

     Freight:
        Average daily pounds:
            U.S ............................       4,337       4,693       4,332     - 8          + 8
            International ..................       2,208       2,420       2,633     - 9          - 8
                                                 -------     -------     -------
                Total freight ..............       6,545       7,113       6,965     - 8          + 2

        Revenue per pound (yield):
            U.S ............................     $   .59     $   .47     $   .40     +26          +18
            International ..................         .75         .79         .79     - 5           --
                Composite ..................         .64         .58         .54     +10          + 7


-----------------------------

(1) Operating expense detail for 2000 and 1999 has been omitted, as this data is not comparable to 2001. See "Reportable Segments" above.

(2) The U.S. overnight box category includes packages exceeding 8 ounces in weight.

(3) The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

(4) Includes $93 million charge for impairment of certain assets related to the MD10 aircraft program and $9 million charge related to the Ayres aircraft program.

     REVENUES

     Total package revenue increased 5% for 2001, principally due to increases in yields and IP volumes, partially offset by a decrease in other revenue. Total package yield increased 5% as a result of our continued yield management strategy, which includes limiting growth of less profitable business and recovering the higher cost of fuel through a fuel surcharge. The February 2001 domestic rate increases also contributed to the higher yield.

     While the IP volume growth rate was 8% for 2001, this rate was significantly impacted by weakness in the Asian economy in the last half of the year. Average daily volumes for that region have slowed from a 26% year-over-year growth rate in the first quarter of 2001 to a 1% year-over-year decline in the fourth quarter of 2001. For the year, FedEx Express experienced IP average daily volume growth rates of 24% and 12% in the European and Asian markets, respectively. In the U.S., average daily domestic package volume declined 1% year over year due to the economic softness experienced in the last half of 2001.

     Total freight revenue increased slightly in 2001 due to significantly improved yields in U.S. freight, partially offset by declines in domestic freight volume and international freight volume and yield.

     Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. As expected, revenue from hushkit sales, which has continued to decline over the past few years, was negligible in 2001.

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

     OPERATING INCOME

     Excluding the fourth quarter charges related to aircraft, FedEx Express operating income increased 6% in 2001, despite the slowdown in revenue growth. Increased fuel expense reflects a 17% increase in average jet fuel price per gallon, which contributed to a negative impact of approximately $150 million, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. The effect of higher fuel costs on operating income was fully offset by a 4% fuel surcharge, in effect since April 1, 2000. Operating income was favorably affected by reduced variable compensation and pension costs, coupled with intensified cost controls over discretionary spending. The decrease in maintenance and repairs expense primarily reflects fewer aircraft engine maintenance events due to the timing of scheduled maintenance and favorable negotiated rates with vendors.

     Operating income increased 3% in 2000 despite higher fuel costs and costs associated with the corporate realignment and reorganization of the sales, marketing and information technology functions. A 48% increase in average fuel price per gallon had a negative impact of approximately $260 million on 2000 fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. Fuel surcharges implemented during 2000 partially offset the increase in 2000 fuel costs. Maintenance and repairs increased in 2000 due to the timing of scheduled maintenance and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

     Operating income in 1999 was negatively impacted by $81 million in strike contingency costs and weakness in Asian markets.

     Year-over-year comparisons were also affected by declining contributions from sales of hushkits. Operating profit from these sales declined $40 million in 2001 and $50 million in 2000.

     OUTLOOK

     For 2002, U.S. domestic package volumes are expected to decline slightly. We believe that IP package volumes will grow at approximately the same rate as 2001. New services, including the U.S. Postal Service agreements, are expected to increase revenues in 2002.

     Operating margin for this segment is expected to decrease in 2002 (excluding the 2001 charges related to aircraft programs), as increased pension and health care costs, costs associated with new services and annual wage increases are not expected to be completely offset by suspension of variable compensation programs and reductions in discretionary spending.

     Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make projections regarding our needed airlift capacity many years before the aircraft is actually needed. Our past projections included assumptions of volume growth that have not materialized and, in light of current economic projections, are not expected to do so in the near future. Therefore, we will continue to evaluate further reductions in aircraft programs in order to rationalize available capacity with current and anticipated business volumes where it is economically practicable to do so.

     FEDEX GROUND

     The following table compares revenues and operating income (in millions) and selected package statistics (in thousands, except dollar amounts) for the years ended May 31:

                                                                          PERCENT CHANGE
                                                                          --------------
                                                                           2001/   2000/
                                            2001     2000(1)    1999(1)    2000    1999
                                            ----     -------    -------    ----    ----
     Revenues ........................     $2,237     $2,033     $1,878     +10     + 8

     Operating expenses:
        Salaries and employee benefits        450
        Purchased transportation .....        881
        Rentals and landing fees .....         67
        Depreciation and amortization         111
        Fuel .........................          8
        Maintenance and repairs ......         63
        Intercompany charges .........        215
        Other ........................        267
                                           ------     ------     ------
            Total operating expenses .      2,062      1,807      1,647     +14     +10
                                           ------     ------     ------
     Operating income ................     $  175     $  226     $  231     -23     - 2
                                           ======     ======     ======


     Average daily packages ..........      1,520      1,442      1,385     + 5     + 4
     Revenue per package (yield) .....     $ 5.79     $ 5.55     $ 5.36     + 4     + 4

-----------------------------

(1) Operating expense detail for 2000 and 1999 has been omitted, as this data is not comparable to 2001. See "Reportable Segments" above.

     REVENUES

     FedEx Ground revenues increased 10% in 2001 due to increases in volume and yield. The year-over-year increase in average daily packages of 5% represents positive volume growth experienced in all major sectors served by FedEx Ground, including our FedEx Home Delivery service. The 4% year-over-year yield increase was primarily due to the February 2001 list rate increase of 3.1%, the 1.25% fuel surcharge imposed in August 2000 and ongoing yield management efforts.

     Revenues for FedEx Ground increased 8% in 2000, while average daily packages increased 4% and yields increased 4%. The increase in yields was due to a 2.3% price increase, which was effective in February 1999, and a slight increase in the mix of higher yielding packages.

     OPERATING INCOME

     The 2001 year-over-year decrease in operating income of 23% was primarily due to incremental FedEx Home Delivery operating losses and rebranding and reorganization expenses, which totaled $45 million. Excluding the negative effect of this amount, operating income decreased 2% from 2000. Facility openings and expansions, as well as increased investments in information systems, resulted in increased depreciation, rental and other property-related expenses.

     Operating income for 2000 reflected higher operating costs than 1999, due primarily to increases in capacity and technology, as well as the effects of FedEx Home Delivery and the rebranding and reorganization initiatives. Depreciation expense increased 20% in 2000 as new terminal facilities were opened late in 1999 and throughout the first half of 2000. The FedEx Home Delivery service, dedicated to meeting the needs of business-to-consumer shippers, was launched in March 2000. An operating loss of $19 million was incurred by the home delivery service in 2000.

     OUTLOOK

     FedEx Ground will continue expansion of the FedEx Home Delivery network to serve an estimated 80% of the U.S. population by September 2001. Revenues and volumes for this service are expected to continue to grow as the network is expanded and the service becomes available in additional markets. In addition to utilizing 2002 capital for expansion, FedEx Ground will also implement and improve information systems in order to increase productivity.

     We expect to incur an operating loss for the home delivery service in 2002 that is approximately the same as that experienced in 2001, primarily due to continued network expansion costs and inclusion of a full year for the terminals that opened during 2001. FedEx Ground will also continue to incur vehicle rebranding costs, although these expenses are expected to be slightly lower than the 2001 level.

FEDEX FREIGHT

     The FedEx Freight segment, formed in the third quarter of 2001, includes the financial results of Viking from December 1, 2000, and the financial results of American Freightways from January 1, 2001 (the date of acquisition for financial reporting purposes).

     The following table shows revenues and operating income (in millions) and selected statistics for the year ended May 31:

                                                            2001
                                                           -------
Revenues.............................................      $   835

Operating expenses:
   Salaries and employee benefits....................          489
   Purchased transportation..........................           23
   Rentals and landing fees..........................           27
   Depreciation and amortization.....................           44
   Fuel..............................................           41
   Maintenance and repairs...........................           39
   Intercompany charges..............................            1
   Other.............................................          116
                                                           -------
       Total operating expenses......................          780
                                                           -------
Operating income.....................................         $ 55
                                                           =======

Shipments per day(1).................................       56,012
Weight per shipment (lbs)(1).........................        1,132
Revenue per hundredweight(1).........................      $ 11.83

-------------------------

(1) Based on portion of the year including both American Freightways and Viking (January through May).

     OPERATING RESULTS

     FedEx Freight has experienced lower than expected volumes since formation of the segment in third quarter 2001, due to the economic slowdown. The lower than expected volumes were partially offset by strong yields. The complementary geographic regions served by American Freightways and Viking are expected to have a positive impact on results of operations for this segment. Both companies will continue to focus on day-definite regional LTL service, but will also collaborate as partners to serve customers who have multiregional LTL needs. On July 10, 2001, FedEx Freight announced a general rate increase of 5.9% to be effective August 6, 2001.

     Fuel surcharges for this segment included the following at May 31, 2001:

                                        SHIPMENTS       SHIPMENTS EQUAL TO OR
                   OPERATING              UNDER                 OVER
                  SUBSIDIARY          20,000 POUNDS         20,000 POUNDS
                  ----------          -------------         -------------
           American Freightways            3%                    7%
           Viking                          3%                    6%

The American Freightways fuel surcharge, which was in effect at the time of the acquisition, is tied to the "Retail on Highway Diesel Fuel Price" as published by the U.S. Department of Energy and changes weekly based on changes in the index. A fuel surcharge has been in effect at Viking since August 16, 1999. The Viking fuel surcharge on shipments equal to or over 20,000 pounds was increased to 7% effective June 4, 2001.

     OUTLOOK

     In 2002, FedEx Freight will seek to improve yield, volume and margins by capitalizing on its excellent geographic coverage and by providing superior on-time performance. FedEx Freight will continue to pursue synergies, such as leveraging information technology capabilities between American Freightways and Viking in order to improve cost structure, service and customer satisfaction levels.

OTHER OPERATIONS

     Other operations include FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, a global trade services company; FedEx Supply Chain Services, a contract logistics provider; and certain unallocated corporate items. The operating results of Viking prior to December 1, 2000, are also included in this category.

     REVENUES

     Revenues from other operations were $1 billion, $1.2 billion and $.9 billion in 2001, 2000 and 1999, respectively. Excluding the effects of businesses acquired during the comparable periods and the revenues of Viking, revenues from other operations decreased 11% in 2001, principally due to lower year-over-year revenues at FedEx Custom Critical. The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to key economic indicators, principally in the automotive industry, where volumes have continued to decline since the beginning of 2001.

     The increase in other revenues from 1999 to 2000 was 15%, excluding the effects of businesses acquired in 2000, due to substantially higher revenues at FedEx Custom Critical combined with double-digit revenue growth at Viking.

     OPERATING INCOME

     Operating income (loss) from other operations was ($6.7) million, $95.7 million and $60.6 million in 2001, 2000 and 1999, respectively. Operating income in 2001 decreased 150%, excluding the effects of businesses acquired during the comparable periods and the operations of Viking. The decrease reflects the effect of the economic slowdown on FedEx Custom Critical and FedEx Supply Chain Services and costs associated with the reorganization of FedEx Supply Chain Services.

     Increased operating income for 2000 was due to strong earnings at Viking and continued earnings growth at FedEx Custom Critical. Results for 2000 also included a $10 million favorable adjustment related to estimated future lease costs from the 1997 Viking restructuring.

     OUTLOOK

     In 2002, we will continue the strategic realignment of FedEx Supply Chain Services. The new FedEx Supply Chain Services business model includes substantially less emphasis on warehousing activities and an increased focus on alliance-based and information technology-sensitive business. The new business model is more consistent with management's strategy for this operating subsidiary, which is to pursue business that enhances the services offered by other operating companies in the FedEx family.

FINANCIAL CONDITION

     LIQUIDITY

     Cash and cash equivalents totaled $121 million at May 31, 2001, compared to $68 million at May 31, 2000. Cash flows from operating activities during 2001 totaled $2.0 billion, compared to $1.6 billion for 2000 and $1.8 billion for 1999.

     Because we incur significant noncash charges, including depreciation and amortization, related to the material capital assets utilized in our business, we believe that the following cash-based measures are useful to us and to our investors as an additional means of evaluating our financial condition. These measures should not be considered as a superior alternative to net income, operating income or cash from operations, or to any other operating or liquidity performance measure as defined by generally accepted accounting principles.

     FedEx's operations have generated increased cash earnings per share over the past three years. The following table compares cash earnings (in billions, except per share amounts) for the years ended May 31:

                                                             2001     2000     1999
                                                            ------   ------   ------
EBITDA (earnings before interest, taxes,
   depreciation and amortization) .......................   $  2.3   $  2.4   $  2.2

Cash earnings per share (net income plus
   depreciation and amortization divided by
   average common and common equivalent shares) .........   $ 6.34   $ 6.22   $ 5.54

     We have a $1.0 billion revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of May 31, 2001, the entire credit facility remained available and no commercial paper was outstanding. For more information regarding the credit facility, see Note 4 to our financial statements.

     During 2001, we acquired American Freightways in a transaction accounted for as a purchase. The $978 million purchase price was a combination of cash and FedEx common stock (11.0 million shares of treasury stock were utilized). We also assumed approximately $240 million in American Freightways debt.

     On February 12, 2001, we issued $750 million of senior unsecured notes in three maturity tranches: three, five and ten years, at $250 million each. Net proceeds from the borrowings were used to repay indebtedness, principally borrowings under our commercial paper program, and for general corporate purposes. These notes are guaranteed by all of our subsidiaries that are not considered minor under Securities and Exchange Commission ("SEC") regulations. For more information regarding debt instruments, see Notes 1 and 4 to our financial statements.

     During 2002, certain existing debt at FedEx Express will mature, principally $175 million of 9.875% Senior Notes due April 1, 2002. These notes and the other scheduled 2002 debt payments are reflected in the current portion of long-term debt at May 31, 2001.

     In 1999, we filed a $1 billion shelf registration statement with the SEC, indicating that we may issue up to that amount in one or more offerings of either unsecured debt securities, preferred stock or common stock, or a combination of such instruments. We may, at our option, direct FedEx Express to issue guarantees of the debt securities.

     We believe that cash flow from operations, our commercial paper program and revolving bank credit facility will adequately meet our working capital needs for the foreseeable future.

     CAPITAL RESOURCES

     As mentioned previously, our operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

     The following table compares capital expenditures (including equivalent capital, which is defined below) for the years ended May 31 (in millions):

                                                 2001       2000       1999
                                                ------     ------     ------
          Aircraft and related equipment ..     $  756     $  469     $  606
          Facilities and sort equipment ...        353        437        466
          Information and technology
             equipment ....................        406        378        366
          Other equipment .................        378        343        332
                                                ------     ------     ------
                 Total capital expenditures      1,893      1,627      1,770
          Equivalent capital, principally
             aircraft-related .............         --        365        561
                                                ------     ------     ------
                 Total ....................     $1,893     $1,992     $2,331
                                                ======     ======     ======

     We finance a significant amount of aircraft and certain other equipment needs using long-term operating leases. We believe the determination to lease versus buy equipment is a financing decision, and both forms of financing are considered when evaluating the resources committed for capital. The amount we would have expended to purchase these assets had we not chosen to obtain their use through operating leases is considered equivalent capital in the table above. Capital expenditures (including equivalent capital) over the past two years have been reduced in response to lower U.S. domestic volume growth at FedEx Express. This trend of lower U.S. domestic volume growth, along with the current year economic slowdown and its effects on IP volume growth, has resulted in future excess airlift capacity. During the fourth quarter of 2001, we began the process of reducing certain planned aircraft programs, which is expected to result in lower capital expenditures in future periods (see Note 15 to our financial statements). For 2002, we expect capital spending, including equivalent capital, to approximate the level of 2001 capital expenditures. We plan to continue to make strategic capital investments, particularly in information technology and ground network expansion, in support of our long-term growth goals. For information on our purchase commitments, see Note 13 to our financial statements.

     We have historically financed our capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Generally, our practice in recent years with respect to funding new wide-bodied aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off-balance sheet operating leases under applicable accounting rules. We have determined that these operating leases have provided economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In the future, other forms of secured financing may be pursued to finance aircraft acquisitions when we determine that it best meets our needs. Historically, we have been successful in obtaining investment capital, both domestic and international, for long-term leases on acceptable terms, although the marketplace for such capital can become restricted depending on a variety of economic factors beyond our control. See Note 4 to our financial statements for additional information concerning our debt facilities.

     We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

EURO CURRENCY CONVERSION

     Since the beginning of the European Union's transition to the euro on January 1, 1999, our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. We believe the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. As disclosed in Note 4 to our financial statements, we have outstanding long-term debt (exclusive of capital leases) of $1.9 billion and $1.1 billion at May 31, 2001 and 2000, respectively. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $55 million as of May 31, 2001 ($54 million as of May 31, 2000). The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Presently, derivative instruments are not used to manage interest rate risk.

     Our earnings are affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. At May 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $70 million for the year ending May 31, 2002 (the comparable amount in the prior year was approximately $50 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In practice, our experience is that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting reported operating results, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

     Our earnings are also affected by fluctuations in jet fuel prices. Market risk for jet fuel is estimated as the potential decrease in earnings resulting from a hypothetical 10% increase in projected jet fuel prices applied to projected 2002 usage and amounts to approximately $100 million as of May 31, 2001, compared with approximately $50 million, net of hedging settlements, as of May 31, 2000. Because we also use fuel surcharges to adjust our pricing in response to changes in fuel costs, the calculations above are not necessarily indicative of the impact of changing fuel prices on our earnings. As of May 31, 2001, all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting jet fuel hedging contracts. See Notes 1 and 13 to our financial statements for accounting policy and additional information regarding jet fuel hedging contracts.

     We do not purchase or hold any material derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements are filed with this Report:

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
Report of Independent Public Accountants .........................................  F-1

Consolidated Balance Sheets - May 31, 2001 and 2000 ..............................  F-2

Consolidated Statements of Income - Years ended May 31, 2001, 2000 and 1999 ......  F-4

Consolidated Statements of Changes in Stockholders' Investment and
       Comprehensive Income - Years ended May 31, 2001, 2000 and 1999.............  F-5

Consolidated Statements of Cash Flows - Years ended May 31, 2001, 2000 and 1999...  F-6

Notes to Consolidated Financial Statements........................................  F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding members of the Board of Directors will be presented in FedEx's definitive proxy statement for its 2001 annual meeting of stockholders, which will be held on September 24, 2001, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will be presented in FedEx's definitive proxy statement for its 2001 annual meeting of stockholders, which will be held on September 24, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be presented in FedEx's definitive proxy statement for its 2001 annual meeting of stockholders, which will be held on September 24, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding related party transactions will be presented in FedEx's definitive proxy statement for its 2001 annual meeting of stockholders, which will be held on September 24, 2001, and is incorporated herein by reference.

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

     2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed with this Report:

                                                                            PAGE
                                                                            NUMBER
                                                                            ------
Report of Independent Public Accountants on Financial Statement Schedule...   S-1

Schedule II - Valuation and Qualifying Accounts............................   S-2

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained herein.

     3. EXHIBITS

     Exhibits 3.1, 3.2, 10.1 through 10.68, 12, 18, 21, 23 and 24 are being filed in connection with this Report or incorporated herein by reference.

     The Exhibit Index on pages E-1 through E-8 is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

     The following Current Report on Form 8-K was filed during the fourth quarter of the fiscal year ended May 31, 2001: Current Report on Form 8-K dated May 7, 2001 (updating financial guidance).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FEDEX  CORPORATION



     Dated:  July 24, 2001          By: /s/ JAMES S. HUDSON
                                       -----------------------------------------
                                            James S. Hudson
                                            Corporate Vice President -
                                            Strategic Financial Planning and
                                            Control

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                         DATE
---------                               --------                         ----

/s/ FREDERICK W. SMITH*                 Chairman, President and          July 24, 2001
------------------------------------    Chief Executive Officer
    Frederick W. Smith                  and Director
                                        (Principal Executive Officer)

/s/ ALAN B. GRAF, JR.*                  Executive Vice President and     July 24, 2001
------------------------------------    Chief Financial Officer
    Alan B. Graf, Jr.                   (Principal Financial Officer)


/s/ JAMES S. HUDSON                     Corporate Vice President -       July 24, 2001
------------------------------------    Strategic Financial Planning
    James S. Hudson                     and Control
                                        (Principal Accounting Officer)

/s/ JAMES L. BARKSDALE *                Director                         July 24, 2001
------------------------------------
    James L. Barksdale


/s/ ROBERT L. COX *                     Director                         July 24, 2001
------------------------------------
     Robert L. Cox


/s/ RALPH D. DENUNZIO *                 Director                         July 24, 2001
------------------------------------
    Ralph D. DeNunzio

SIGNATURE                               CAPACITY                         DATE
---------                               --------                         ----

/s/ JUDITH L. ESTRIN *                  Director                         July 24, 2001
------------------------------------
    Judith L. Estrin


/s/ F.S. GARRISON *                     Director                         July 24, 2001
------------------------------------
    F.S. Garrison


/s/ PHILIP GREER *                      Director                         July 24, 2001
------------------------------------
    Philip Greer


/s/ J. R. HYDE, III *                   Director                         July 24, 2001
------------------------------------
    J. R. Hyde, III


/s/ SHIRLEY ANN JACKSON *               Director                         July 24, 2001
------------------------------------
    Shirley Ann Jackson


/s/ GEORGE J. MITCHELL *                Director                         July 24, 2001
------------------------------------
    George J. Mitchell


/s/ JOSHUA I. SMITH *                   Director                         July 24, 2001
------------------------------------
    Joshua I. Smith


/s/ PAUL S. WALSH*                      Director                         July 24, 2001
------------------------------------
    Paul S. Walsh


/s/ PETER S. WILLMOTT *                 Director                         July 24, 2001
------------------------------------
    Peter S. Willmott




*By: /s/ JAMES S. HUDSON                                                 July 24, 2001
------------------------------------
     James S. Hudson
     Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of FedEx Corporation:

       We have audited the accompanying consolidated balance sheets of FedEx Corporation (a Delaware corporation) and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' investment and comprehensive income and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of FedEx's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FedEx Corporation as of May 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                    /s/ ARTHUR ANDERSEN LLP
                                    --------------------------------------------
                                    Arthur Andersen LLP



Memphis, Tennessee
June 27, 2001

                                FEDEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                              May 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
                                                                          (In thousands)
CURRENT ASSETS
     Cash and cash equivalents                                      $    121,302    $     67,959
     Receivables, less allowances of $95,815,000
         and $85,972,000                                               2,506,044       2,547,043
     Spare parts, supplies and fuel                                      269,269         255,291
     Deferred income taxes                                               435,406         317,784
     Prepaid expenses and other                                          117,040          96,667
                                                                    ------------    ------------
         Total current assets                                          3,449,061       3,284,744


PROPERTY AND EQUIPMENT, AT COST
     Flight equipment                                                  5,312,853       4,960,204
     Package handling and ground support equipment and vehicles        4,620,894       4,203,927
     Computer and electronic equipment                                 2,637,350       2,416,666
     Other                                                             3,840,899       3,161,746
                                                                    ------------    ------------
                                                                      16,411,996      14,742,543
     Less accumulated depreciation and amortization                    8,311,941       7,659,016
                                                                    ------------    ------------
         Net property and equipment                                    8,100,055       7,083,527

OTHER ASSETS
     Goodwill                                                          1,082,223         500,547
     Equipment deposits and other assets                                 708,673         658,293
                                                                    ------------    ------------
         Total other assets                                            1,790,896       1,158,840
                                                                    ------------    ------------
                                                                    $ 13,340,012    $ 11,527,111
                                                                    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                              May 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
                                                                          (In thousands)
CURRENT LIABILITIES
     Current portion of long-term debt                              $    221,392    $      6,537
     Accrued salaries and employee benefits                              699,906         755,747
     Accounts payable                                                  1,255,298       1,120,855
     Accrued expenses                                                  1,072,920       1,007,887
                                                                    ------------    ------------
         Total current liabilities                                     3,249,516       2,891,026

LONG-TERM DEBT, LESS CURRENT PORTION                                   1,900,119       1,776,253

DEFERRED INCOME TAXES                                                    455,591         344,613

OTHER LIABILITIES                                                      1,834,366       1,729,976

COMMITMENTS AND CONTINGENCIES (Notes 5, 13 and 14)

COMMON STOCKHOLDERS' INVESTMENT
     Common stock, $.10 par value; 800,000,000 shares authorized;
         298,573,387 shares issued                                        29,857          29,857
     Additional paid-in capital                                        1,120,627       1,079,462
     Retained earnings                                                 4,879,647       4,295,041
     Accumulated other comprehensive income                              (55,833)        (36,074)
                                                                    ------------    ------------
                                                                       5,974,298       5,368,286
     Less treasury stock, at cost and deferred compensation               73,878         583,043
                                                                    ------------    ------------
         Total common stockholders' investment                         5,900,420       4,785,243
                                                                    ------------    ------------
                                                                    $ 13,340,012    $ 11,527,111
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Years ended May 31,
                                      --------------------------------------------
                                          2001            2000            1999
                                      ------------    ------------    ------------
                                        (In thousands, except per share amounts)
REVENUES                              $ 19,629,040    $ 18,256,945    $ 16,773,470

OPERATING EXPENSES
     Salaries and employee benefits      8,263,413       7,597,964       7,087,728
     Purchased transportation            1,713,027       1,674,854       1,537,785
     Rentals and landing fees            1,650,048       1,538,713       1,396,694
     Depreciation and amortization       1,275,774       1,154,863       1,035,118
     Fuel                                1,142,741         918,513         604,929
     Maintenance and repairs             1,170,103       1,101,424         958,873
     Other                               3,343,044       3,049,540       2,989,257
                                      ------------    ------------    ------------
                                        18,558,150      17,035,871      15,610,384
                                      ------------    ------------    ------------

OPERATING INCOME                         1,070,890       1,221,074       1,163,086

OTHER INCOME (EXPENSE)
     Interest, net                        (143,953)       (106,060)        (98,191)
     Other, net                                636          22,726          (3,831)
                                      ------------    ------------    ------------
                                          (143,317)        (83,334)       (102,022)
                                      ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                 927,573       1,137,740       1,061,064

PROVISION FOR INCOME TAXES                 343,202         449,404         429,731
                                      ------------    ------------    ------------
NET INCOME                            $    584,371    $    688,336    $    631,333
                                      ============    ============    ============
EARNINGS PER COMMON SHARE
     Basic                            $       2.02    $       2.36    $       2.13
                                      ============    ============    ============
     Assuming dilution                $       1.99    $       2.32    $       2.10
                                      ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME

                                                                                 Accumulated
                                                     Additional                     Other
                                           Common      Paid-in        Retained  Comprehensive  Treasury     Deferred
                                            Stock      Capital        Earnings      Income      Stock     Compensation     Total
                                          ---------   -----------   -----------    --------    ---------  ------------  -----------
(In thousands, except shares)
BALANCE AT MAY 31, 1998                   $  14,741   $   992,821   $ 2,999,354    $(27,277)   $      --    $(18,409)   $ 3,961,230
Net income                                       --            --       631,333          --           --          --        631,333
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $959                         --            --            --        (611)          --          --           (611)
Unrealized gain on available-for-sale
     securities, net of deferred taxes
     of $2,100                                   --            --            --       3,200           --          --          3,200
                                                                                                                        -----------
       TOTAL COMPREHENSIVE INCOME                                                                                           633,922
Purchase of treasury stock                       --            --            --          --       (8,168)         --         (8,168)
Two-for-one stock split by FedEx
     Corporation in the form of a 100%
     stock dividend (148,931,996 shares)     14,890            --       (14,890)         --           --          --             --
Employee incentive plans and other
     (1,770,626 shares issued)                  168        68,491            --          --        6,887      (7,766)        67,780
Amortization of deferred compensation            --            --            --          --           --       8,928          8,928
                                          ---------   -----------   -----------    --------    ---------    --------    -----------
BALANCE AT MAY 31, 1999                      29,799     1,061,312     3,615,797     (24,688)      (1,281)    (17,247)     4,663,692
Net income                                       --            --       688,336          --           --          --        688,336
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $1,881                       --            --            --      (9,021)          --          --         (9,021)
Unrealized loss on available-for-sale
     securities, net of deferred tax
     benefit of $1,513                           --            --            --      (2,365)          --          --         (2,365)
                                                                                                                        -----------
       TOTAL COMPREHENSIVE INCOME                                                                                           676,950
Shares issued for acquisition (175,644
  shares)                                        --            --           191          --        6,626          --          6,817
Purchase of treasury stock                       --            --            --          --     (606,506)         --       (606,506)
Employee incentive plans and other
     (1,539,941 shares issued)                   58        18,150        (9,283)         --       37,067     (13,880)        32,112
Amortization of deferred compensation            --            --            --          --           --      12,178         12,178
                                          ---------   -----------   -----------    --------    ---------    --------    -----------
BALANCE AT MAY 31, 2000                      29,857     1,079,462     4,295,041     (36,074)    (564,094)    (18,949)     4,785,243
Net income                                       --            --       584,371          --           --          --        584,371
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $6,849                       --            --            --     (18,944)          --          --        (18,944)
Unrealized loss on available-for-sale
     securities, net of deferred tax
     benefit of $574                             --            --            --        (815)          --          --           (815)
                                                                                                                        -----------
       TOTAL COMPREHENSIVE INCOME                                                                                           564,612
Shares issued for acquisition
     (11,042,965 shares)                         --        41,675        27,131          --      437,584          --        506,390
Employee incentive plans and other
     (1,841,543 shares issued)                   --          (510)      (26,896)         --       73,020     (12,865)        32,749

Amortization of deferred compensation            --            --            --          --           --      11,426         11,426
                                          ---------   -----------   -----------    --------    ---------    --------    -----------
BALANCE AT MAY 31, 2001                   $  29,857   $ 1,120,627   $ 4,879,647    $(55,833)   $ (53,490)   $(20,388)   $ 5,900,420
                                          =========   ===========   ===========    ========    =========    ========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years ended May 31,
                                                                    -----------------------------------------
                                                                        2001           2000           1999
                                                                    -----------    -----------    -----------
                                                                                  (In thousands)
OPERATING ACTIVITIES

Net income                                                          $   584,371    $   688,336    $   631,333
Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation and amortization                                  1,275,774      1,154,863      1,035,118
       Provision for uncollectible accounts                             112,264         71,107         55,649
       Aircraft related impairment charges                              102,000             --             --
       Deferred income taxes and other noncash items                    (16,024)        (7,363)       (34,037)
       Gain from disposals of property and equipment                     (4,440)       (17,068)        (2,330)
       Changes in operating assets and liabilities, net of the
          effects of businesses acquired:
              Decrease (increase) in receivables                         61,702       (404,511)      (294,121)
              (Increase) decrease in other current assets              (112,476)        70,720       (155,720)
              Increase in accounts payable
                 and other operating liabilities                        102,390        107,543        555,565
              Other, net                                                (61,755)       (38,385)       (19,337)
                                                                    -----------    -----------    -----------
Cash provided by operating activities                                 2,043,806      1,625,242      1,772,120

INVESTING ACTIVITIES

Purchases of property and equipment, including
    deposits on aircraft of $7,900,000, $1,500,000 and $1,200,000    (1,893,384)    (1,627,418)    (1,769,946)
Proceeds from dispositions of property and equipment:
    Sale-leaseback transactions                                         237,000             --         80,995
    Reimbursements of A300 and MD11 deposits                                 --         24,377         67,269
    Other dispositions                                                   37,444        165,397        195,641
Business acquisitions, net of cash acquired                            (476,992)      (257,095)            --
Other, net                                                              (16,783)       (13,378)       (22,716)
                                                                    -----------    -----------    -----------
Cash used in investing activities                                    (2,112,715)    (1,708,117)    (1,448,757)

FINANCING ACTIVITIES

Principal payments on debt                                             (650,280)      (115,090)      (269,367)
Proceeds from debt issuances                                            743,522        517,664             --
Proceeds from stock issuances                                            28,654         15,523         49,932
Purchase of treasury stock                                                   --       (606,506)        (8,168)
Other, net                                                                  356         13,920             (2)
                                                                    -----------    -----------    -----------
Cash provided by (used in) financing activities                         122,252       (174,489)      (227,605)
                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS

Net increase (decrease) in cash and cash equivalents                     53,343       (257,364)        95,758
Balance at beginning of year                                             67,959        325,323        229,565
                                                                    -----------    -----------    -----------
Balance at end of year                                              $   121,302    $    67,959    $   325,323
                                                                    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                FEDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. FedEx Corporation ("FedEx") is a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by Federal Express Corporation ("FedEx Express"), the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service; and FedEx Freight System, Inc. ("FedEx Freight"), a leading provider of regional less-than-truckload ("LTL") freight services. Other operating companies included in the FedEx portfolio are FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc. ("FedEx Trade Networks"), a global trade services company; and FedEx Supply Chain Services, Inc. ("FedEx Supply Chain Services"), a contract logistics provider.

FedEx Freight was formed in the third quarter of 2001 in conjunction with our acquisition of American Freightways, Inc. ("American Freightways"). FedEx Freight includes the results of operations of American Freightways, a multiregional LTL carrier, from January 1, 2001 and Viking Freight, Inc. ("Viking"), an LTL carrier operating principally in the western United States, from December 1, 2000.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

SUBSIDIARY GUARANTORS. Certain long-term debt contains subsidiary guarantees. The guarantees provided by our subsidiaries are full and unconditional, joint and several, and any subsidiaries which are not guarantors are minor as defined by Securities and Exchange Commission ("SEC") regulations. FedEx, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by means of dividend or loan.

CREDIT RISK. Credit risk in trade receivables is substantially mitigated by our credit evaluation process, short collection terms, and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends.

REVENUE RECOGNITION. Revenue is recognized upon delivery of shipments. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date.

ADVERTISING. Generally, advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $236,559,000, $221,511,000 and $202,104,000 in 2001, 2000 and 1999, respectively.

CASH EQUIVALENTS. Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $11,197,000, $15,116,000 and $12,399,000 in 2001, 2000 and 1999, respectively.

MARKETABLE SECURITIES. Marketable securities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of related deferred income taxes, as a component of accumulated other comprehensive income.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts are stated principally at weighted-average cost. Supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Neither method values inventory in excess of current replacement cost.

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

Aircraft airframes and engines are assigned residual values ranging up to 20% of asset cost. All other property and equipment have no material residual values. Vehicles are depreciated on a straight-line basis over five to 10 years. Depreciation expense was $1,241,493,000, $1,132,129,000 and $1,017,950,000 in
2001, 2000 and 1999, respectively.

For income tax purposes, depreciation is generally computed using accelerated methods.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities, and development of certain software up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $26,536,000, $34,823,000 and $38,880,000 for 2001, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets including goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. See Notes 15 and 16 for information concerning the impairment charges recognized in 2001.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. It is amortized over the estimated period of benefit on a straight-line basis over periods generally ranging from 15 to 40 years. Accumulated amortization was $201,766,000 and $165,624,000 at May 31, 2001 and 2000, respectively.

INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

We have not provided for U.S. federal income taxes on foreign subsidiaries' earnings deemed to be permanently reinvested and any related taxes associated with such earnings are not material.

SELF-INSURANCE ACCRUALS. We are self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims. Included in other liabilities at May 31, 2001 and 2000, were $363,664,000 and $324,869,000, respectively, representing the long-term portion of self-insurance accruals for workers' compensation and vehicle liabilities.

DEFERRED LEASE OBLIGATIONS. While certain aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. Included in other liabilities at May 31, 2001 and 2000, were $398,298,000 and $354,566,000, respectively, representing the cumulative difference between rent expense and rent payments.

DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Included in other liabilities at May 31, 2001 and 2000 were deferred gains of $511,932,000 and $533,371,000, respectively.

DERIVATIVE INSTRUMENTS. Through the period ending May 31, 2001, jet fuel forward contracts were accounted for as hedges under Statement of Financial Accounting Standards No. ("SFAS") 80, "Accounting for Futures Contracts." At June 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." See Recent Pronouncements.

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within common stockholders' investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations. Balances for foreign currency translation in accumulated other comprehensive income were ($55,853,000), ($36,909,000) and ($27,888,000) at May 31, 2001, 2000 and 1999, respectively.

RECENT PRONOUNCEMENTS. We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137 and SFAS 138) at the beginning of 2002. The adoption of this Statement will not have a material effect on our financial position or results of operations for 2002.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: BUSINESS COMBINATIONS

On February 9, 2001, we completed the acquisition of American Freightways, a multiregional less-than-truckload motor carrier, for approximately
$978,000,000, including $471,000,000 in cash, 11.0 million shares of FedEx common stock and options to purchase 1.5 million shares of FedEx common stock. The acquisition was completed in a two-step transaction that included a cash tender offer and a merger that resulted in the acquisition of all outstanding shares of American Freightways. The first step of the transaction was completed on December 21, 2000 by acquiring for cash 50.1% of the outstanding shares of American Freightways, or 16,380,038 shares at a price of $28.13 per share. On February 9, 2001, American Freightways was merged into a newly-created subsidiary of FedEx and each remaining outstanding share of American Freightways common stock was converted into 0.6639 shares of common stock of FedEx. The excess purchase price over the estimated fair value of the net assets acquired (approximately $600 million) has been recorded as goodwill and is being amortized ratably over 40 years.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of American Freightways had been made at the beginning of the periods presented:

                                                             May 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
(In thousands, except per share amounts)

Revenues                                         $ 20,493,991      $ 19,541,425
Net income                                            601,825           710,119
Basic earnings per share                                 2.03              2.35
Diluted earnings per share                               2.00              2.31

The pro forma consolidated results of operations include adjustments to give effect to the amortization of goodwill, interest expense on acquisition-related debt and certain other purchase accounting adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

On March 31, 2000, the common stock of World Tariff, Limited ("World Tariff") was acquired for approximately $8,400,000 in cash and stock. World Tariff is a source of customs duty and tax information around the globe. This business is operating as a subsidiary of FedEx Trade Networks. The excess of purchase price over the estimated fair value of the net assets acquired ($8,300,000) has been recorded as goodwill and is being amortized ratably over 25 years.

On February 29, 2000, the common stock of Tower Group International, Inc. ("Tower") was acquired for approximately $140,000,000 in cash. Tower primarily provides international customs clearance services. This business is operating as a subsidiary of FedEx Trade Networks. The excess of purchase price over the estimated fair value of the net assets acquired ($30,000,000) has been recorded as goodwill and is being amortized ratably over 25 years.

On September 10, 1999, the assets of GeoLogistics Air Services, Inc. were acquired for approximately $116,000,000 in cash. This business operates under the name Caribbean Transportation Services, Inc. ("CTS"), and is a subsidiary of FedEx Trade Networks. CTS is an airfreight forwarder servicing freight shipments primarily between the United States and Puerto Rico. The excess of purchase price over the estimated fair value of the net assets acquired ($103,000,000) has been recorded as goodwill and is being amortized ratably over 15 years.

The operating results of these acquired companies are included in consolidated operations from the date of acquisition. For American Freightways, the results of operations are included from January 1, 2001, which was the date of acquisition for financial reporting purposes. Pro forma results including these acquisitions, except American Freightways, would not differ materially from reported results in any of the periods presented.

NOTE 3: ACCRUED SALARIES AND EMPLOYEE BENEFITS AND ACCRUED EXPENSES

The components of accrued salaries and employee benefits and accrued expenses were as follows:

                                                                                  May 31,
                                                                          -----------------------
                                                                             2001         2000
                                                                          ----------   ----------
                                                                               (In thousands)
Salaries                                                                  $  192,892   $  168,582
Employee benefits                                                            152,979      260,063
Compensated absences                                                         354,035      327,102
                                                                          ----------   ----------
   Total accrued salaries and employee benefits                           $  699,906   $  755,747
                                                                          ==========   ==========

Insurance                                                                 $  427,685   $  363,899
Taxes other than income taxes                                                239,718      237,342
Other                                                                        405,517      406,646
                                                                          ----------   ----------
   Total accrued expenses                                                 $1,072,920   $1,007,887
                                                                          ==========   ==========

NOTE 4: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                                                                  May 31,
                                                                          -----------------------
                                                                             2001         2000
                                                                          ----------   ----------
                                                                               (In thousands)
Unsecured debt                                                            $1,836,616   $  975,862
Commercial paper, weighted-average interest rate of 6.73%                         --      521,031
Capital lease obligations and tax exempt bonds, interest rates of 5.35%
       to 7.88%, due through 2017, less bond reserves of $9,024,000          247,227      244,545
Other debt, interest rates of 9.68% to 11.12%                                 37,668       41,352
                                                                          ----------   ----------
                                                                           2,121,511    1,782,790
       Less current portion                                                  221,392        6,537
                                                                          ----------   ----------
                                                                          $1,900,119   $1,776,253
                                                                          ==========   ==========

We have a $1,000,000,000 revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprises two parts. The first part provides for a commitment of $800,000,000 through January 27, 2003. The second part provides for a 364-day commitment for $200,000,000 through September 30, 2001. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.

As of May 31, 2001, approximately $2,655,000,000 was available for the payment of dividends under the restrictive covenant of the revolving credit agreement. Commercial paper borrowings are backed by unused commitments under the revolving credit agreement and reduce the amount available under the agreement. As of May 31, 2001, no commercial paper borrowings were outstanding and the entire credit facility was available.

The components of unsecured debt (net of discounts) were as follows:

                                                                    May 31,
                                                             ---------------------
                                                                2001        2000
                                                             ----------   --------
                                                                (In thousands)
Senior debt:
       Interest rates of 6.63% to 7.25%, due through 2011    $  745,844   $     --
       Interest rates of 9.65% to 9.88%, due through 2013       474,161    473,970
       Interest rate of 7.80%, due 2007                         200,000    200,000
       Interest rates of 6.92% to 8.91%, due through 2012       117,701         --
Bonds, interest rate of 7.60%, due in 2098                      239,389    239,382
Medium term notes:
       Interest rates of 9.95% to 10.57%, due through 2007       59,054     62,510
       Other                                                        467         --
                                                             ----------   --------
                                                             $1,836,616   $975,862
                                                             ==========   ========

On February 12, 2001, senior unsecured notes were issued in the amount of $750,000,000. These notes are guaranteed by all of our subsidiaries that are not considered minor as defined by SEC regulations. Net proceeds from the borrowings were used to repay indebtedness, principally borrowings under the commercial paper program, and for general corporate purposes. The notes were issued in three tranches, with the following terms and interest rates:

                Amount             Maturity             Rate
             --------------        --------           --------
             $250,000,000            2004              6.625%
             $250,000,000            2006              6.875%
             $250,000,000            2011              7.250%

In conjunction with the American Freightways acquisition on February 9, 2001, debt of $240,000,000 was assumed, a portion of which was refinanced subsequent to the acquisition. As of May 31, 2001, $117,701,000 of the assumed debt had not been refinanced and remained outstanding. This debt matures through 2012 and bears interest at rates of 6.92% to 8.91%.

Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 2001, are as follows: $221,400,000 in 2002; $18,400,000 in
2003; $287,300,000 in 2004; $17,600,000 in 2005; and $273,400,000 in 2006.

Long-term debt, exclusive of capital leases, had carrying values of $1,919,000,000 and $1,063,000,000 at May 31, 2001 and 2000, respectively, compared with fair values of approximately $1,999,000,000 and $1,055,000,000 at those dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 5: LEASE COMMITMENTS

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2038. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days' notice.

The components of property and equipment recorded under capital leases were as follows:

                                                                   May 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
                                                               (In thousands)
Package handling and ground support equipment and vehicles   $196,900   $226,580
Facilities                                                    136,178    134,442
Computer and electronic equipment and other                     2,858      6,852
                                                             --------   --------
                                                              335,936    367,874
     Less accumulated amortization                            236,921    260,526
                                                             --------   --------
                                                             $ 99,015   $107,348
                                                             ========   ========

Rent expense under operating leases for the years ended May 31 was as follows:

                                    2001           2000           1999
                                 ----------     ----------     ----------
                                              (In thousands)
Minimum rentals                  $1,398,620     $1,298,821     $1,246,259
Contingent rentals                   91,230         98,755         59,839
                                 ----------     ----------     ----------
                                 $1,489,850     $1,397,576     $1,306,098
                                 ==========     ==========     ==========

Contingent rentals are based on hours flown under supplemental aircraft leases.

A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2001 is as follows:

                                                       Capital      Operating
                                                        Leases        Leases
                                                      ---------    ------------
                                                           (In thousands)
2002                                                  $  15,416    $  1,246,936
2003                                                     15,279       1,134,413
2004                                                     15,132       1,043,549
2005                                                     15,044         981,777
2006                                                     15,040         916,084
Thereafter                                              274,665       9,040,570
                                                       --------     -----------
                                                       $350,576     $14,363,329
                                                       ========     ===========

At May 31, 2001, the present value of future minimum lease payments for capital lease obligations, including certain tax exempt bonds, was $202,107,000.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, us or FedEx Express.

NOTE 6: PREFERRED STOCK

The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2001, none of these shares had been issued.

NOTE 7: COMMON STOCKHOLDERS' INVESTMENT

TREASURY SHARES

During 2000, we purchased 15,208,356 treasury shares. Of these shares, 15,000,000, or approximately 5% of our outstanding shares of common stock, were purchased under a stock repurchase program at an average cost of $39.75 per share. Approximately 11,000,000 of the shares held in treasury were reissued February 9, 2001, for the acquisition of American Freightways. During 2001 and 2000, treasury shares were also utilized for issuances under the stock compensation plans discussed below. At May 31, 2001, and 2000, respectively, 1,244,490 and 14,128,998 shares remained in treasury.

STOCK COMPENSATION PLANS

Options and awards outstanding under stock-based compensation plans at May 31, 2001 are described below. As of May 31, 2001, 25,880,128 shares of common stock were reserved for issuance under these plans. The Board of Directors has authorized the repurchase of common stock necessary for grants or option exercises under these stock plans.

Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations is applied to measure compensation expense for stock-based compensation plans. If compensation cost for stock-based compensation plans had been determined under SFAS 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been the pro forma amounts indicated below:

                                             2001          2000          1999
                                           ---------     ---------     ---------
                                          (In thousands, except per share amounts)
Net income:
  As reported                              $ 584,371     $ 688,336     $ 631,333
  Pro forma                                  553,033       659,601       609,960

Earnings per share, assuming dilution:

  As reported                                   1.99          2.32          2.10
  Pro forma                                     1.89          2.23          2.03


FIXED STOCK OPTION PLANS

Under the provisions of our stock incentive plans, options may be granted to certain key employees (and, under the 1997 plan, to directors who are not employees) to purchase shares of common stock at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Board of Directors. Presently, option vesting periods range from one to eight years. At May 31, 2001, there were 7,218,032 shares available for future grants under these plans.

Beginning with the grants made on or after June 1, 1995, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

                                2001               2000               1999
                           ---------------    ---------------    ---------------
Dividend yield                          0%                 0%                 0%
Expected volatility                    35%                30%                25%
Risk-free interest rate        4.3% - 6.5%        5.6% - 6.8%        4.2% - 5.6%
Expected lives             2.5 - 5.5 years    2.5 - 9.5 years    2.5 - 5.5 years

The following table summarizes information about our fixed stock option plans for the years ended May 31:

                                       2001                         2000                         1999
                             --------------------------    ------------------------    ------------------------
                                              Weighted-                   Weighted-                   Weighted-
                                               Average                     Average                     Average
                                              Exercise                    Exercise                    Exercise
                              Shares            Price        Shares         Price        Shares        Price
                            ----------        ---------    ----------     ---------    ----------     ---------
Outstanding at
     beginning of year      15,010,651         $ 29.12     13,399,532      $ 23.11     13,388,452      $ 19.74
Granted and assumed          4,267,753(1)        31.19      3,218,450        50.79      3,377,500        31.80
Exercised                   (1,465,684)          20.02     (1,232,699)       18.81     (3,135,640)       17.86
Forfeited                     (314,162)          37.25       (374,632)       33.81       (230,780)       26.59
                            ----------                     ----------                  ----------
Outstanding at
     end of year            17,498,558           30.24     15,010,651        29.12     13,399,532        23.11
                            ==========                     ==========                  ==========
Exercisable at
     end of year             8,704,009           25.09      5,781,855        21.44      4,404,146        18.57

------------------------------------------

(1) Includes 1,479,016 options assumed upon acquisition of American Freightways in 2001.

The weighted-average fair value of options granted during the year was $13.19, $16.63 and $9.12 for the years ended May 31, 2001, 2000 and 1999, respectively.

The following table summarizes information about fixed stock options outstanding at May 31, 2001:

                                 Options Outstanding                       Options Exercisable
                     ---------------------------------------------     ---------------------------
                                        Weighted-       Weighted-                       Weighted-
                                         Average         Average                         Average
    Range of            Number           Remaining       Exercise         Number         Exercise
Exercise Prices      Outstanding    Contractual Life      Price        Exercisable        Price
---------------      -----------    ----------------   -----------     -----------     -----------

$  8.63 - $12.00         157,274        0.6 years         $10.13           157,274        $10.13
  12.19 -  17.70       2,261,561        3.9 years          15.69         1,899,134         15.59
  18.45 -  25.19       4,687,294        4.8 years          20.44         3,023,630         20.48
  26.44 -  37.25       7,018,067        7.4 years          32.41         2,860,491         30.24
  38.69 -  55.94       3,374,362        8.3 years          50.04           763,480         50.75
                     -----------                                        ----------
    8.63 - 55.94      17,498,558        6.4 years          30.24         8,704,009         25.09
                     ===========                                        ==========

RESTRICTED STOCK PLANS

Under the terms of our Restricted Stock Plans, shares of common stock are awarded to key employees. All restrictions on the shares expire over periods varying from two to five years from their date of award. Shares are valued at the market price at the date of award. Compensation related to these plans is recorded as a reduction of common stockholders' investment and is being amortized to expense as restrictions on such shares expire. In March 2001, the Board of Directors approved an additional restricted stock plan, which authorized the issuance of up to 1,000,000 common shares. The following table summarizes information about restricted stock awards for the years ended May 31:

                    2001                    2000                     1999
           ---------------------    ---------------------    ----------------------
                       Weighted-               Weighted-                 Weighted-
                        Average                Average                   Average
            Shares    Fair Value     Shares    Fair Value     Shares     Fair Value
           --------   ----------    --------   ----------    --------    ----------
Awarded     330,250      $39.89      283,750      $51.90       252,000      $32.71

Forfeited     8,438       40.92       20,000       37.71        16,900       44.38

At May 31, 2001, there were 1,163,538 shares available for future awards under these plans. Compensation cost for the restricted stock plans was $11,426,000, $12,178,000 and $8,928,000 for 2001, 2000 and 1999, respectively.

NOTE 8: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic earnings per share and earnings per share, assuming dilution, for the years ended May 31 was as follows:

                                                      2001         2000        1999
                                                    ---------   ---------   ---------
                                                 (In thousands, except per share amounts)
Net income applicable to common stockholders        $ 584,371   $ 688,336   $ 631,333
                                                    =========   =========   =========
Weighted-average common shares outstanding            288,745     291,727     295,983
                                                    =========   =========   =========
Basic earnings per share                            $    2.02   $    2.36   $    2.13
                                                    =========   =========   =========
Weighted-average common shares outstanding            288,745     291,727     295,983

Common equivalent shares:
  Assumed exercise of outstanding dilutive options     14,690      12,735      13,090
  Less shares repurchased from proceeds
     of assumed exercise of options                   (10,256)     (8,136)     (8,430)
                                                    ---------   ---------   ---------
Weighted-average common and common equivalent
      shares outstanding                              293,179     296,326     300,643
                                                    =========   =========   =========
Earnings per share, assuming dilution               $    1.99   $    2.32   $    2.10
                                                    =========   =========   =========

NOTE 9: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows:

                                 2001         2000         1999
                               ---------    ---------    ---------
                                         (In thousands)
Current provision:
   Domestic
       Federal                 $ 310,408    $ 365,137    $ 385,164
       State and local            42,788       48,837       49,918
   Foreign                        36,152       39,844       22,730
                               ---------    ---------    ---------
                                 389,348      453,818      457,812
                               ---------    ---------    ---------
Deferred provision (credit):
   Domestic
       Federal                   (43,043)      (3,444)     (21,773)
       State and local            (3,088)         469       (4,437)
   Foreign                           (15)      (1,439)      (1,871)
                               ---------    ---------    ---------
                                 (46,146)      (4,414)     (28,081)
                               ---------    ---------    ---------
                               $ 343,202    $ 449,404    $ 429,731
                               =========    =========    =========

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. There is no direct relationship between our overall foreign income tax provision and foreign pretax book income due to the different methods of taxation used by countries throughout the world.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 is as follows:

                                                 2001         2000        1999
                                                ------       ------      ------

Statutory U.S. income tax rate                    35.0%        35.0%       35.0%
Increase resulting from:
     State and local income taxes, net of
       federal benefit                             2.8          2.8         2.8
     Other, net                                   (0.8)         1.7         2.7
                                                ------       ------      ------
Effective tax rate                                37.0%        39.5%       40.5%
                                                ======       ======      ======


The significant components of deferred tax assets and liabilities as of May 31 were as follows:

                                       2001                        2000
                             -------------------------     ----------------------
                                                 (In thousands)
                                            Deferred       Deferred     Deferred
                              Deferred         Tax           Tax          Tax
                             Tax Assets    Liabilities      Assets    Liabilities
                             ----------    -----------      ------    -----------
Property, equipment and
  leases                     $  268,696     $  815,504     $206,239     $686,547
Employee benefits               225,931        118,104      207,297      127,784
Self-insurance accruals         276,886             --      245,923           --
Other                           241,587         99,677      224,615       96,572
                             ----------     ----------     --------     --------
                             $1,013,100     $1,033,285     $884,074     $910,903
                             ==========     ==========     ========     ========

NOTE 10: EMPLOYEE BENEFIT PLANS

PENSION PLANS. We sponsor defined benefit pension plans covering a majority of employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service, and provides benefits based on average earnings and years of service. Plan funding is actuarially determined, and is also subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Plan assets consist primarily of marketable equity securities and fixed income instruments.

In 2001, we changed the actuarial valuation measurement date for certain of our pension plans from May 31 to February 28 to conform to the measurement date used for our postretirement health care plans and to facilitate our planning and budgeting process. Additionally, in connection with the 2001 valuation, we changed to the calculated value method of valuing plan assets. These changes had no impact on our 2001 financial position or results of operations.

The Federal Express Corporation Employees' Pension Plan and the FedEx Ground Package System, Inc. and Certain Affiliates Career Reward Pension Plan were merged effective May 31, 2001. The name of the newly merged plan is the FedEx Corporation Employees' Pension Plan. No pensions benefit formulas were changed as a result of the merger.

POSTRETIREMENT HEALTH CARE PLANS. FedEx Express and FedEx Corporate Services, Inc. ("FedEx Services") offer medical and dental coverage to eligible U.S. retirees and their eligible dependents. Vision coverage is provided for retirees, but not their dependents. Substantially all FedEx Express and FedEx Services U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Life insurance benefits are provided only to retirees of the former Tiger International, Inc. who retired prior to acquisition. FedEx Ground offers similar benefits to its eligible retirees.

The following table provides a reconciliation of the changes in the pension and postretirement health care plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2001 and a statement of the funded status as of May 31, 2001 and 2000:

                                                                             Postretirement
                                                  Pension Plans             Health Care Plans
                                           --------------------------    ----------------------
                                              2001           2000         2001         2000
                                           -----------    -----------    ---------    ---------
                                                               (In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year    $ 4,493,745    $ 4,385,519    $ 257,007    $ 246,186
  Service cost                                 325,371        337,780       25,021       26,450
  Interest cost                                382,391        336,143       22,929       19,579
  Amendments and benefit enhancements           39,254         12,853          371        1,420
  Actuarial loss (gain)                        210,692       (510,132)     (12,141)     (28,607)
  Plan participant contributions                    --             --        1,722        1,112
  Curtailment gain                                  --             --       (1,232)          --
  Foreign currency exchange rate changes       (10,666)          (618)          --           --
  Benefits paid                                (56,879)       (67,800)      (8,044)      (9,133)
                                           -----------    -----------    ---------    ---------
Benefit obligation at end of year          $ 5,383,908    $ 4,493,745    $ 285,633    $ 257,007
                                           ===========    ===========    =========    =========

Change in Plan Assets
Fair value of plan assets at
     beginning of year                     $ 5,727,416    $ 4,952,431    $      --    $      --
  Actual return on plan assets                (142,537)       630,706           --           --
  Foreign currency exchange rate changes        (2,689)        (5,192)          --           --
  Company contributions                         96,723        217,271        6,322        8,021
  Plan participant contributions                    --             --        1,722        1,112
  Benefits paid                                (56,879)       (67,800)      (8,044)      (9,133)
                                           -----------    -----------    ---------    ---------
Fair value of plan assets at end of year   $ 5,622,034    $ 5,727,416    $      --    $      --
                                           ===========    ===========    =========    =========

Funded Status of the Plans                 $   238,126    $ 1,233,671    $(285,633)   $(257,007)
  Unrecognized actuarial gain                 (159,958)    (1,173,903)     (60,099)     (49,286)
  Unrecognized prior service cost              144,003        121,697          952          254
  Unrecognized transition amount                (9,511)       (10,529)          --           --
                                           -----------    -----------    ---------    ---------
Prepaid (accrued) benefit cost             $   212,660    $   170,936    $(344,780)   $(306,039)
                                           ===========    ===========    =========    =========
Amounts Recognized in the
Balance Sheet at May 31:
  Prepaid benefit cost                     $   365,340    $   302,935    $      --    $      --
  Accrued benefit liability                   (152,680)      (131,999)    (344,780)    (306,039)
  Minimum pension liability                    (19,848)       (12,662)          --           --
  Intangible asset                              19,848         12,662           --           --
                                           -----------    -----------    ---------    ---------
Prepaid (accrued) benefit cost             $   212,660    $   170,936    $(344,780)   $(306,039)
                                           ===========    ===========    =========    =========


Net periodic benefit cost for the years ended May 31 was as follows:

                                                                                 Postretirement
                                             Pension Plans                      Health Care Plans
                                 -----------------------------------    --------------------------------
                                    2001         2000         1999        2001        2000        1999
                                 ---------    ---------    ---------    --------    --------    --------
                                                               (In thousands)
Service cost                     $ 325,371    $ 337,780    $ 331,005    $ 25,021    $ 26,450    $ 23,676
Interest cost                      382,391      336,143      288,221      22,929      19,579      16,962
Expected return on plan assets    (623,735)    (546,169)    (483,709)         --          --          --
Net amortization and deferral      (23,702)       5,977       (1,948)     (1,267)        (93)       (211)
Curtailment gain                        --           --           --      (1,620)         --          --
                                 ---------    ---------    ---------    --------    --------    --------
                                 $  60,325    $ 133,731    $ 133,569    $ 45,063    $ 45,936    $ 40,427
                                 =========    =========    =========    ========    ========    ========

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

                                                                                 Postretirement
                                             Pension Plans                      Health Care Plans
                                 -----------------------------------    --------------------------------
                                    2001         2000         1999        2001        2000        1999
                                 ---------    ---------    ---------    --------    --------    --------
                                                               (In thousands)
Discount rate                          7.7%         8.5%         7.5%        8.2%        8.3%        7.3%
Rate of increase in future
  compensation levels                  4.0          5.0          4.6          --          --          --
Expected long-term rate of
  return on assets                    10.9         10.9         10.9          --          --          --

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $258,700,000, $211,700,000 and $57,100,000, respectively, as of May
31, 2001, and $177,900,000, $126,300,000 and $2,700,000, respectively, as of May
31, 2000.

Future medical benefit costs are estimated to increase at an annual rate of 8.0% during 2002, decreasing to an annual growth rate of 6.0% in 2007 and thereafter. Future dental benefit costs were estimated to increase at an annual rate of 7.3% during 2002, decreasing to an annual growth rate of 6.0% in 2007 and thereafter. Our cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2001, or 2001 benefit expense. Claims are paid as incurred.

DEFINED CONTRIBUTION PLANS. Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees age 21 and over, with at least one year of service as of the contribution date. Profit sharing plans provide for discretionary employer contributions, which are determined annually by the Board of Directors. Other plans provide matching funds based on employee contributions to 401(k) plans. Expense under these plans was $99,400,000 in 2001, $125,300,000 in 2000 and $137,500,000 in 1999. Included in these expense amounts are cash distributions made directly to employees of $44,800,000, $39,100,000 and $46,800,000 in 2001, 2000 and 1999, respectively.

NOTE 11: BUSINESS SEGMENT INFORMATION

We have determined our reportable operating segments to be FedEx Express, FedEx Ground and FedEx Freight, each of which operates in a single line of business. Segment financial performance is evaluated based on operating income.

Certain segment assets associated with the sales, marketing and information technology departments previously recorded at FedEx Express and FedEx Ground were transferred to FedEx Services in conjunction with its formation effective June 1, 2000. The related depreciation and amortization for those assets is now allocated to these operating segments as "Intercompany charges." Consequently, 2001 depreciation and amortization expense, assets and capital expenditure segment information presented is not comparable to prior periods. We believe the total amounts allocated to the business segments reasonably reflect the cost of providing such services. Our Other segment also includes the operations of Viking through November 30, 2000, certain unallocated corporate items and eliminations.

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals:

          FedEx            FedEx        FedEx                      Consolidated
         Express          Ground       Freight       Other             Total
       -----------      ----------   ----------   -----------       -----------
                                   (In thousands)
Revenues
2001   $15,533,567      $2,236,562   $  835,298   $ 1,023,613       $19,629,040
2000    15,068,338       2,032,570           --     1,156,037        18,256,945
1999    13,979,277       1,878,107           --       916,086        16,773,470

Depreciation and amortization
2001   $   796,517      $  110,934   $   43,693   $   324,630       $ 1,275,774
2000       997,735          99,140           --        57,988         1,154,863
1999       912,002          82,640           --        40,476         1,035,118

Operating income (loss)
2001   $   847,401(1)   $  175,150   $   55,032   $    (6,693)(2)   $ 1,070,890
2000       899,610         225,812           --        95,652         1,221,074
1999       871,476(3)      231,010           --        60,600         1,163,086

Segment assets
2001   $ 9,570,621      $1,157,988   $1,703,121   $   908,282       $13,340,012
2000     9,740,539       1,057,519           --       729,053        11,527,111


(1) Includes $93,000,000 charge for impairment of certain assets related to the MD10 aircraft program and $9,000,000 charge related to the Ayres program.

(2) Includes $22,000,000 of FedEx Supply Chain Services reorganization costs.

(3)      Includes $81,000,000 of strike contingency costs.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31:

          FedEx            FedEx        FedEx                      Consolidated
         Express          Ground       Freight       Other             Total
       -----------      ----------   ----------   -----------       -----------
                                   (In thousands)
2001   $ 1,233,051      $  212,415   $   62,276   $   385,642      $  1,893,384
2000     1,330,904         244,073           --        52,441         1,627,418
1999     1,550,161         179,969           --        39,816         1,769,946

The following table presents revenue by service type and geographic information for the years ended or as of May 31:

REVENUE BY SERVICE TYPE

                                              2001          2000          1999
                                           -----------   -----------   -----------
                                                        (In thousands)
FedEx Express:
    Package:
       U.S. overnight box (1)              $ 5,829,972   $ 5,683,663   $ 5,409,036
       U.S. overnight envelope (2)           1,870,881     1,854,181     1,776,426
       U.S. deferred                         2,492,522     2,428,002     2,271,151
                                           -----------   -----------   -----------
          Total domestic package revenue    10,193,375     9,965,846     9,456,613
       International priority                3,939,612     3,551,593     3,018,828
                                           -----------   -----------   -----------
            Total package revenue           14,132,987    13,517,439    12,475,441
    Freight:
       U.S                                     650,779       566,259       439,855
       International                           424,216       492,280       530,759
    Other                                      325,585       492,360       533,222
                                           -----------   -----------   -----------
         Total FedEx Express                15,533,567    15,068,338    13,979,277
FedEx Ground                                 2,236,562     2,032,570     1,878,107
FedEx Freight                                  835,298            --            --
Other                                        1,023,613     1,156,037       916,086
                                           -----------   -----------   -----------
                                           $19,629,040   $18,256,945   $16,773,470
                                           ===========   ===========   ===========
GEOGRAPHIC INFORMATION (3)

Revenues:
       U.S                                 $14,857,625   $13,804,849   $12,910,107
       International                         4,771,415     4,452,096     3,863,363
                                           -----------   -----------   -----------
                                           $19,629,040   $18,256,945   $16,773,470
                                           ===========   ===========   ===========
Long-lived assets:
       U.S                                 $ 8,637,458   $ 7,224,219
       International                         1,253,493     1,018,148
                                           -----------   -----------
                                           $ 9,890,951   $ 8,242,367
                                           ===========   ===========

(1) The U.S. overnight box category includes packages exceeding eight ounces in weight.

(2) The U.S. overnight envelope category includes envelopes weighing eight ounces or less.

(3) International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows:

                                                     2001         2000         1999
                                                   ---------    ---------    --------
                                                             (In thousands)
Interest (net of capitalized interest)             $ 155,860    $ 124,964    $114,326
Income taxes                                         444,850      354,614     437,340

Non-cash investing and financing activities for the years ended May 31 were as follows:

                                                     2001         2000         1999
                                                   ---------    ---------    --------
                                                             (In thousands)
Fair value of assets surrendered under exchange
       agreements (with two airlines)              $      --    $  19,450    $ 48,248
Fair value of assets acquired under
       exchange agreements                             4,868       28,018      34,580
                                                   ---------    ---------    --------
Fair value of assets surrendered (under) over
       fair value of assets acquired               $  (4,868)   $  (8,568)   $ 13,668
                                                   =========    =========    ========
Fair value of treasury stock and common stock
          options issued in business acquisition   $ 506,390    $   6,817    $     --
                                                   =========    =========    ========


NOTE 13: COMMITMENTS AND CONTINGENCIES

Annual purchase commitments under various contracts as of May 31, 2001, were as follows (in thousands):

                              Aircraft-
             Aircraft        Related(1)         Other(2)          Total
             --------        ----------        --------         ----------
2002         $425,100         $611,200         $359,400         $1,395,700
2003          411,500          610,300           13,200          1,035,000
2004          231,500          525,000            8,000            764,500
2005          261,500          254,300            7,600            523,400
2006          228,700          189,700            7,600            426,000

(1) Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)      Primarily facilities, vehicles, computer and other equipment.

FedEx Express is committed to purchase 27 MD11s, 9 DC10s, 7 A300s, 7 A310s and 75 Ayres ALM 200s to be delivered through 2007. See Note 15 for additional information regarding the Ayres program. Deposits and progress payments of $8,300,000 have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000, we believe it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express. The purchase commitment amounts related to these aircraft are $35,100,000, $96,100,000 and $75,800,000 in 2004,
2005 and 2006, respectively, and are included in the above table.

FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of May 31, 2001), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2002. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to ten additional DC10s along with additional aircraft engines and equipment.

In January 2001, FedEx Express entered into a memorandum of understanding to acquire ten A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation.

During most of 2001 and 2000, we entered into jet fuel hedging contracts on behalf of our subsidiary FedEx Express, which were designed to limit exposure to fluctuations in jet fuel prices. Under those jet fuel hedging contracts, payments were made (or received) based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference was recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, we received $92,206,000 in 2001 and $18,512,000 in 2000. All outstanding jet fuel hedging contracts were effectively closed at May 31, 2001 by entering into offsetting jet fuel hedging contracts, resulting in a deferred charge of approximately $15,000,000, which will be recognized in 2002 as fuel is purchased. At May 31, 2000, the fair value of jet fuel hedging contracts, which had no carrying value, was an asset of approximately $51,060,000.

NOTE 14: LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position or results of operations.

NOTE 15:  ASSET IMPAIRMENTS

Asset impairment adjustments of $102,000,000 at FedEx Express were recorded in the fourth quarter of 2001. Impaired assets were adjusted to fair value based on estimated fair market values. All charges relating to asset impairments were reflected as other operating expenses in the Consolidated Statements of Income. The asset impairment charge was comprised of two parts:

Certain assets related to the MD10 aircraft program          $  93,000,000
Ayres Loadmaster program deposits and other                      9,000,000
                                                             -------------
                                                             $ 102,000,000

These aircraft procurement programs were in place to ensure adequate aircraft capacity for future volume growth. Due to lowered capacity requirements, it became evident during the fourth quarter of 2001 that FedEx Express had more aircraft capacity commitments than required. Certain aircraft awaiting modification under the MD10 program and the purchase commitments for the Ayres aircraft were evaluated and determined to be impaired.

The MD10 program curtailment charge is comprised primarily of the write down of impaired DC10 airframes, engines and parts to a nominal estimated salvage value. Costs relating to the disposal of the assets were also recorded. These assets are expected to be disposed of primarily during 2002. The Ayres Loadmaster program charge is comprised primarily of the write-off of deposits for aircraft purchases. Capitalized interest and other costs estimated to be unrecoverable in connection with the bankruptcy of Ayres Corporation were also expensed.

NOTE 16: OTHER EVENTS

On April 24, 2001, FedEx Supply Chain Services committed to a plan to reorganize certain of its unprofitable, non-strategic logistics business and reduce overhead. Total 2001 costs of $22,000,000 were incurred in connection with this plan, primarily comprising costs for estimated contractual settlements ($8,000,000), asset impairment charges ($5,000,000) and severance and employee separation ($5,000,000). Asset impairment charges were recognized to reduce the carrying value of long lived assets (primarily software) to estimated fair values, and an accrual of $17,000,000 was recorded for the remaining reorganization costs. The accrual had a balance of approximately $12,000,000 remaining at May 31, 2001, reflecting primarily the payment of severance costs and contractual settlements. Approximately 120 principally administrative positions were eliminated under the plan. The reorganization will be completed in 2002.

On January 10, 2001, FedEx Express and the U.S. Postal Service entered into two service contracts: one for domestic air transportation of postal express shipments, and the other for placement of FedEx Drop Boxes at U.S. Post Offices.

In 2000, FedEx Express recorded nonoperating gains of approximately $11,000,000 from the sale of securities and approximately $12,000,000 from the insurance settlement for a leased MD11 aircraft destroyed in October 1999.

NOTE 17: SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)

                                First        Second       Third         Fourth
                               Quarter       Quarter     Quarter      Quarter(1)
                              ----------   ----------   ----------   ----------
                                   (In thousands, except per share amounts)
2001
----
Revenues                      $4,778,736   $4,894,921   $4,838,780   $5,116,603
Operating income                 310,967      345,412      191,305      223,206
Income before income taxes       274,245      315,128      158,489      179,711
Net income                       168,660      193,804      108,689      113,218
Earnings per common share            .59          .68          .38          .38
Earnings per common share -
   assuming dilution                 .58          .67          .37          .38

2000
----
Revenues                      $4,319,977   $4,570,104   $4,518,057   $4,848,807
Operating income                 283,807      304,535      206,472      426,260
Income before income taxes       262,880      282,928      186,998      404,934
Net income                       159,034      171,183      113,128      244,991
Earnings per common share            .53          .58          .39          .86
Earnings per common share -
   assuming dilution                 .52          .57          .39          .85

(1) Fourth quarter of 2001 includes a $102,000,000 charge for impairment of certain assets related to aircraft programs at FedEx Express and a $22,000,000 reorganization charge at FedEx Supply Chain Services.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE



To FedEx Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of FedEx Corporation included in this Form 10-K, and have issued our report thereon dated June 27, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of FedEx Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    /s/ ARTHUR ANDERSEN LLP
                                    --------------------------------------------
                                    ARTHUR ANDERSEN LLP




Memphis, Tennessee
June 27, 2001

SCHEDULE II

                       FEDEX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                                 (In thousands)

                                                  ADDITIONS
                                           -----------------------
                               Balance     Charged       Charged                     Balance
                                 at          to             to                          at
                              Beginning   Costs and        Other                      End of
         Description           of Year     Expenses      Accounts   Deductions         Year
         -----------           -------     --------      --------   ----------       --------
Accounts
Receivable Allowances
---------------------

2001 ....................     $  85,972   $ 127,093     $  12,141(A)   $129,391(B)   $ 95,815
                              =========   =========     =========      ========      ========

2000 ....................     $  68,305   $  84,165     $  19,553(A)   $ 86,051(B)   $ 85,972
                              =========   =========     =========      ========      ========

1999 ....................     $  61,409   $  71,704     $   2,769(A)   $ 67,577(B)   $ 68,305
                              =========   =========     =========      ========      ========


Supply Chain Services
Reorganization Costs
--------------------

2001 ....................     $      --   $  17,261     $      --      $  5,318(D)   $ 11,943
                              =========   =========     =========      ========      ========

Viking
Restructuring Reserve
---------------------

2000 ....................     $  16,039    $ (9,528)(C) $  (5,536)(A)  $    975(D)   $     --
                              =========   =========     =========      ========      ========

1999 ....................     $  18,857   $      --     $      --      $  2,818(D)   $ 16,039
                              =========   =========     =========      ========      ========

Reserve Related to
Merger of FedEx
Express and Caliber
-------------------

2000 ....................     $  15,646   $  (4,568)(C) $  (3,554)(A)  $  7,524(D)   $     --
                              =========   =========     =========      ========      ========

1999 ....................     $  27,274   $      --     $      --      $ 11,628(D)   $ 15,646
                              =========   =========     =========      ========      ========


(A)  Reclassifications and reserves assumed in connection with acquisitions.
(B)  Uncollectible accounts written off, net of recoveries.
(C)  Change in estimate, credited to operations.
(D)  Amounts paid and charged to reserve.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

         CORPORATE GOVERNANCE

3.1      Amended and Restated Certificate of Incorporation of FedEx, as amended.
         (Filed as Exhibit 3.1 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

3.2      Amended and Restated By-laws of FedEx. (Filed as Exhibit 3.2 to
         Amendment No. 1 to FedEx's Registration Statement on Form S-4,
         Registration No. 333-39483, and incorporated herein by reference.)

         LEASE AGREEMENTS

10.1 Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Memphis-Shelby County Airport Authority (the "Authority") and FedEx Express. (Filed as Exhibit 10.12 to FedEx Express's FY90
         Annual Report on Form 10-K, and incorporated herein by reference.)

10.2 First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and FedEx Express. (Filed as Exhibit 10.13 to FedEx
         Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3     Second Supplemental Lease Agreement dated as of May 1, 1982 between the
         Authority and FedEx Express. (Filed as Exhibit 10.14 to FedEx Express's
         FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.17 Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and FedEx Express (Filed as Exhibit 10.28 to
         FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

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


10.21 Twentieth Supplemental Lease Agreement dated as of April 1, 2000 between the Authority and FedEx Express. (Filed as Exhibit 10.21 to
         FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.22 Twenty-First Supplemental Lease Agreement dated as of May 15, 2000 between the Authority and FedEx Express. (Filed as Exhibit 10.22 to
         FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.23 Twenty-Second Supplemental Lease Agreement dated as of March 15, 2001 between the Authority and FedEx Express.

10.24    Second Special Facility Supplemental Lease Agreement dated as of
         November 1, 1982 between the Authority and FedEx Express. (Filed as
         Exhibit 10.26 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.25    Third Special Facility Supplemental Lease Agreement dated as of
         December 1, 1984 between the Authority and FedEx Express. (Filed as
         Exhibit 10.25 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.26    Fourth Special Facility Supplemental Lease Agreement dated as of July
         1, 1992 between the Authority and FedEx Express. (Filed as Exhibit
         10.20 to FedEx Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27    Fifth Special Facility Supplemental Lease Agreement dated as of July 1,
         1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28    Special Facility Lease Agreement dated as of July 1, 1993 between the
         Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express's
         FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29 Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to
         FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

         AIRCRAFT-RELATED AGREEMENTS

10.30    Sales Agreement dated April 7, 1995 between FedEx Express and American
         Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.31    Amendment No. 1, dated September 19, 1996, to Sales Agreement dated
         April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.93 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)


10.32    Amendments dated March 19, 1998 and January 1999, amending the Sales
         Agreement dated April 7, 1995, between American Airlines, Inc. and
         FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and 10.2, to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33    Amendment dated November 27, 2000 to Sales Agreement dated April 7,
         1995 between FedEx Express and American Airlines, Inc. (Filed as
         Exhibit 10.1 to FedEx's FY01 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34    Modification Services Agreement dated September 16, 1996 between
         McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities
         Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx
         Express's FY97 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.36    Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and
         February 26, 1998, respectively, amending the Modification Services
         Agreement dated September 16, 1996, between McDonnell Douglas
         Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule
         24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 through 10.3 to FedEx Express's FY98 Second Quarter
         Report on Form 10-Q, and incorporated herein by reference.)

10.37    Letter Agreement No. 9 dated January 27, 1999, amending the
         Modification Services Agreement dated September 16, 1996, between
         McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express's FY99 Third Quarter
         Report on Form 10-Q, and incorporated herein by reference.)

10.38    Amendment No. 1 dated January 22, 1999, amending the Modification
         Services Agreement dated September 16, 1996, between McDonnell Douglas
         Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule
         24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)


10.39    Letter Agreement Nos. 8, 11, 13, 14 and 15 dated January 14, 2000,
         January 14, 2000, December 1, 1999, November 18, 1999 and October 30,
         1999, respectively, amending the Modification Services Agreement dated
         September 16, 1996, between McDonnell Douglas Corporation and FedEx
         Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.37 to
         FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

         U.S. POSTAL SERVICE AGREEMENTS

10.40    Transportation Agreement dated January 10, 2001 between The United
         States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's Current Report on Form 8-K dated January 10, 2001, and incorporated herein by reference.)

10.41    Retail Agreement dated January 10, 2001 between The United States
         Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's Current Report on Form 8-K dated January 10, 2001, and incorporated herein by reference.)

         FINANCING AGREEMENTS

10.42    Credit Agreement dated January 15, 1998 among FedEx and Bank One, N.A.
         (formerly known as The First National Bank of Chicago), individually and as agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's
         FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.43 Amendment No. 1 dated as of December 10, 1998 to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as
         The First National Bank of Chicago), as Agent, and certain lenders.
         (Filed as Exhibit 10.2 to FedEx's FY99 Second Quarter Report on Form
         10-Q, and incorporated herein by reference.)

10.44 Extension Agreement dated as of October 15, 1999 to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as The First National Bank of Chicago), as Agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY00 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45 Extension Agreement dated as of October 2, 2000 to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as The First National Bank of Chicago), as Agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY01 First Quarter Report on
         Form 10-Q, and incorporated herein by reference.)


*10.46   Amendment Nos. 3 and 4 dated as of October 31, 2000 and January 19,
         2001, respectively, to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as The First National Bank of Chicago), as Agent, and certain lenders.

         FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

         EMPLOYEE BENEFIT/COMPENSATION PLANS

10.47 1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx
         Express's Registration Statement No. 33-20138 on Form S-8, and incorporated herein by reference.)

10.48 1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to
         FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.49 1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive
         Plan was filed as Exhibit A to FedEx Express's FY93 Definitive Proxy
         Statement, Commission File No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit
         10.61 to FedEx Express's FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.50    Amendment to 1983, 1984, 1987 and 1989 Stock Incentive Plans. (Filed as
         Exhibit 10.27 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.51    Amendment to 1983, 1984, 1987, 1989 and 1993 Stock Incentive Plans.
         (Filed as Exhibit 10.63 to FedEx Express's FY94 Annual Report on
         Form 10-K, and incorporated herein by reference.)

10.52 1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express's FY95 Definitive Proxy Statement, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's Registration
         Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

10.53    Amendment to 1983, 1984, 1987, 1989, 1993 and 1995 Stock Incentive
         Plans. (Filed as Exhibit 10.79 to FedEx Express's FY97 Annual Report on
         Form 10-K, and incorporated herein by reference.)

10.54    1997 Stock Incentive Plan, as amended, and Form of Stock Option
         Agreement pursuant to 1997 Stock Incentive Plan. (The 1997 Stock
         Incentive Plan was filed as Exhibit 4.3 to FedEx's Registration
         Statement on Form S-8, Registration No. 333-71065, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx's Registration Statement No. 333-71065 on Form
         S-8, and incorporated herein by reference.)


10.55    Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx's
         FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.56 1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx's Registration Statement No. 333-34934 on Form
         S-8, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx's Registration Statement
         No. 333-34934 on Form S-8, and incorporated herein by reference.)

10.57 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to
         FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.58 1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (The 1995 Restricted Stock Plan filed as Exhibit B to FedEx Express's FY95 Definitive Proxy Statement, and incorporated herein by reference, and the Form of Restricted Stock
         Agreement was filed as Exhibit 10.80 to FedEx Express's FY96 Annual
         Report on Form 10-K, and incorporated herein by reference.)

10.59 1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to
         FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.60 2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan.

10.61 FedEx Express's Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx's FY2000
         Annual Report on Form 10-K, and incorporated herein by reference.)

*10.62   Description of Management Performance Bonus Plan.

*10.63   Description of Long-Term Performance Bonus Plan.

10.64 FedEx's Retirement Plan for Outside Directors. (Filed as Exhibit 10.85 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.65    First Amendment to FedEx's Retirement Plan for Outside Directors.
         (Filed as Exhibit 10.86 to FedEx Express's FY97 Annual Report on Form
         10-K, and incorporated herein by reference.)

10.66    FedEx's Amended and Restated Retirement Plan for Outside Directors.
         (Filed as Exhibit 10.87 to FedEx Express's FY97 Annual Report on Form
         10-K, and incorporated herein by reference.)

10.67 Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, Robert B. Carter, T.
         Michael Glenn, Alan B. Graf, Jr. and Kenneth R. Masterson. (Filed as
         Exhibit 10.60 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)


10.68 Consulting Agreement, dated as of July 14, 2000, by and between FedEx and Dennis H. Jones. (Filed as Exhibit 10.61 to FedEx's FY2000 Annual
         Report on Form 10-K, and incorporated herein by reference.)

         OTHER EXHIBITS

*12      Statement re Computation of Ratio of Earnings to Fixed Charges.

*18      Letter re Change in Accounting Principles.

*21      Subsidiaries of Registrant.

*23      Consent of Independent Public Accountants.

*24      Powers of Attorney.

---------------------

 * Filed herewith.