Form 10-Q
period 2001-08-31
FEDEX CORP
filed 2001-10-15
CIK 1048911

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2001, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


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


                                 (901) 818-7500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock                  Outstanding Shares at September 28, 2001
Common Stock, par value $.10 per share                 298,121,834

================================================================================

                                FEDEX CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets
       August 31, 2001 and May 31, 2001.....................................3-4

     Condensed Consolidated Statements of Income
       Three Months Ended August 31, 2001 and August 31, 2000.................5

     Condensed Consolidated Statements of Cash Flows
       Three Months Ended August 31, 2001 and August 31, 2000.................6

     Notes to Condensed Consolidated Financial Statements..................7-14

     Review of Condensed Consolidated Financial Statements
       by Independent Public Accountants.....................................15

     Report of Independent Public Accountants................................16

ITEM 2: Management's Discussion and Analysis of Results of
        Operations and Financial Condition................................17-26

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk...........27

                           PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K.....................................28

     Signatures..............................................................29

     EXHIBIT INDEX..........................................................E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

ASSETS

                                                         August 31,
                                                            2001       May 31,
                                                         (Unaudited)    2001
                                                         -----------   -------
Current Assets:
     Cash and cash equivalents ........................    $   110    $   121
     Receivables, less allowances of $100 and $96 .....      2,498      2,506
     Spare parts, supplies and fuel ...................        265        269
     Deferred income taxes ............................        501        488
     Prepaid expenses and other .......................        104        117
                                                           -------    -------

          Total current assets ........................      3,478      3,501

Property and Equipment, at Cost .......................     16,784     16,412
     Less accumulated depreciation and amortization ...      8,502      8,312
                                                           -------    -------

          Net property and equipment ..................      8,282      8,100

Other Assets:
     Goodwill .........................................      1,027      1,052
     Other ............................................        698        739
                                                           -------    -------

          Total other assets ..........................      1,725      1,791
                                                           -------    -------

                                                           $13,485    $13,392
                                                           =======    =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARES AND PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                   August 31,
                                                                      2001        May 31,
                                                                   (Unaudited)     2001
                                                                   -----------    -------
Current Liabilities:
     Current portion of long-term debt ..........................    $   205     $   221
     Accrued salaries and employee benefits .....................        600         700
     Accounts payable ...........................................      1,147       1,256
     Accrued expenses ...........................................      1,097       1,073
                                                                     -------     -------

          Total current liabilities .............................      3,049       3,250

Long-Term Debt, Less Current Portion ............................      2,050       1,900

Deferred Income Taxes ...........................................        509         508

Other Liabilities ...............................................      1,856       1,834

Commitments (Note 7)

Common Stockholders' Investment:
     Common stock, $.10 par value;
       800,000,000 shares authorized, 298,573,387 issued ........         30          30
     Additional paid-in capital .................................      1,121       1,120
     Retained earnings ..........................................      4,979       4,880
     Treasury stock, at cost; deferred compensation and other ...        (52)        (74)
     Accumulated other comprehensive income .....................        (57)        (56)
                                                                     -------     -------

          Total common stockholders' investment .................      6,021       5,900
                                                                     -------     -------

                                                                     $13,485     $13,392
                                                                     =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                     Three Months Ended
                                                                          August 31,
                                                                     -------------------
                                                                      2001        2000
                                                                     -------     -------
Revenues ........................................................    $ 5,037     $ 4,779

Operating Expenses:
     Salaries and employee benefits .............................      2,236       1,995
     Purchased transportation ...................................        445         435
     Rentals and landing fees ...................................        432         390
     Depreciation and amortization ..............................        336         303
     Fuel .......................................................        290         250
     Maintenance and repairs ....................................        312         310
     Other ......................................................        751         785
                                                                     -------     -------

                                                                       4,802       4,468
                                                                     -------     -------

Operating Income ................................................        235         311

Other Income (Expense):
     Interest, net ..............................................        (37)        (33)
     Other, net .................................................          2          (4)
                                                                     -------     -------

                                                                         (35)        (37)
                                                                     -------     -------

Income Before Income Taxes ......................................        200         274

Provision for Income Taxes ......................................         76         105
                                                                     -------     -------

Income Before Cumulative Effect of Change in
  Accounting Principle ..........................................        124         169

Cumulative Effect of Change in Accounting for
  Goodwill, Net of Tax Benefit of $10 ...........................        (15)         --
                                                                     -------     -------

Net Income ......................................................    $   109     $   169
                                                                     =======     =======

Basic earnings per common share:
     Income before cumulative effect of change in
       accounting principle .....................................    $   .42     $   .59
     Cumulative effect of change in accounting for
       goodwill .................................................       (.05)         --
                                                                     -------     -------
     Basic earnings per common share ............................    $   .37     $   .59
                                                                     =======     =======

Diluted earnings per common share:
     Income before cumulative effect of change in
       accounting principle .....................................    $   .41     $   .58
     Cumulative effect of change in accounting for
       goodwill .................................................       (.05)         --
                                                                     -------     -------
Diluted earnings per common share ...............................    $   .36     $   .58
                                                                     =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                     Three Months Ended
                                                                          August 31,
                                                                     -------------------
                                                                      2001        2000
                                                                     -------     -------
Net Cash Provided by Operating Activities .......................    $   328     $   312

Investing Activities:
     Purchases of property and equipment ........................       (500)       (341)
     Proceeds from disposition of property
       and equipment:
          Reimbursements of aircraft deposits ...................          1          --
          Other dispositions ....................................         17           8
     Other, net .................................................         (1)         (9)
                                                                     -------     -------

Net cash used in investing activities ...........................       (483)       (342)

Financing Activities:
     Principal payments on debt .................................        (20)         --
     Proceeds from debt issuances ...............................        154         135
     Proceeds from stock issuances ..............................         10           4
                                                                     -------     -------

Net cash provided by financing activities .......................        144         139

Net increase (decrease) in cash and cash equivalents ............        (11)        109
Cash and cash equivalents at beginning of period ................        121          68
                                                                     -------     -------

Cash and cash equivalents at end of period ......................    $   110     $   177
                                                                     =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                FEDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements of FedEx Corporation ("FedEx") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2001. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position as of August 31, 2001 and the consolidated results of our operations and cash flows for the three-month periods ended August 31, 2001 and August 31, 2000. Operating results for the three-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

     In 2001, we changed the actuarial valuation measurement date for our principal pension plans from May 31 to February 28 to conform to the measurement date used for our postretirement health care plans and to facilitate our planning and budgeting process. Additionally, we adopted a calculated value method for determining the fair value of plan assets, which is a method more consistent with the long-term nature of pension accounting. These changes had no material impact on reported net periodic pension cost, either cumulatively at June 1, 2001 or on a pro forma basis for any of the prior three fiscal years. While total pension costs continue to rise due to a lower discount rate and declining returns on our pension investments, these changes reduced total 2002 pension cost by approximately $32 million.

     We adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, on June 1, 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In the past, we had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million net of tax) was previously recognized as a deferred charge in the May 31, 2001 balance sheet. Effective June 1, 2001, the deferred charge was reclassified to be included as a component of accumulated other comprehensive income. This charge will be recognized in income in 2002 as the related fuel is purchased. We recognized $5 million ($3 million net of tax) of this amount as an increase to fuel expense in the first quarter of 2002.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. We are reviewing the statement to determine what effect, if any, it will have on our financial position and results of operations.

     Certain prior period amounts have been reclassified to conform to the current presentation.

(2) NEW PRONOUNCEMENTS: BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB completed SFAS 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

     Effective June 1, 2001 we adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (first quarter 2002 goodwill amortization otherwise would have been $9 million) and material amounts of recorded goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

     Based on our initial impairment tests, we recognized an adjustment of $25 million ($15 million or $.05 per share, net of tax) to reduce the carrying value of goodwill at a subsidary of one of our non-reportable operating segments to its implied fair value. The adjustment was required because current economic conditions (including declining volumes and higher fuel costs) reduced the estimated future expected performance for this operating unit. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

     The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and changes therein follows (in millions):

                              May 31,    Impairment  August 31,
                               2001      Adjustment    2001
                              -------    ----------  ----------
FedEx Express                $   357     $    --     $   357
FedEx Freight                    595          --         595
Other                            100         (25)         75
                             -------     -------     -------
                             $ 1,052     $   (25)    $ 1,027
                             =======     =======     =======

     In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets follow (in millions):

                                                    August 31, 2001                        May 31, 2001
                                          --------------------------------       --------------------------------
                                          Gross Carrying      Accumulated        Gross Carrying      Accumulated
                                              Amount          Amortization          Amount           Amortization
                                          --------------      ------------       --------------      ------------
     Contract based                           $ 73               $(29)               $ 73               $(27)
     Technology based and other                 63                (23)                 63                (22)
                                              ----               ----                ----               ----
          Total                               $136               $(52)               $136               $(49)
                                              ====               ====                ====               ====

     Amortization expense for intangible assets during the first quarter of 2002 was $3.5 million. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows (in millions):

                                             Estimated
                                           Amortization
                                             Expense
                                           ------------
2002 (remainder)                            $10
2003                                         12
2004                                          8
2005                                          8
2006                                          8
2007                                          8

     Actual results of operations for the three months ended August 31, 2001 and pro forma results of operations for the three months ended August 31, 2000 had we applied the nonamortization provisions of SFAS 142 in that period follow (in millions, except per share amounts):

                                                 Three Months Ended
                                                     August 31,
                                                 ------------------
                                                   2001       2000
                                                 -------    -------
Reported net income                              $   109    $   169
Add: Goodwill amortization, net of tax                --          3
                                                 -------    -------
Adjusted net income                              $   109    $   172
                                                 =======    =======

Basic earnings per share
     Reported net income                         $   .37    $   .59
     Goodwill amortization                            --        .01
                                                 -------    -------
     Adjusted net income                         $   .37    $   .60
                                                 =======    =======

Diluted earnings per share
     Reported net income                         $   .36    $   .58
     Goodwill amortization                            --        .01
                                                 -------    -------
     Adjusted net income                         $   .36    $   .59
                                                 =======    =======

(3)  COMPREHENSIVE INCOME

     The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

                                                             Three Months
                                                           Ended August 31,
                                                           ----------------
                                                            2001      2000
                                                           -----     -----
Net income ............................................    $ 109     $ 169
Other comprehensive income:
     Unrealized gain (loss) on available-for-sale
       securities, net of deferred taxes of $2 ........       --         3
     Foreign currency translation adjustments,
       net of deferred taxes of $2 and deferred tax
       benefit of $1 ..................................        5        (2)
     Reclassification of deferred jet fuel hedging
       charge upon adoption of SFAS 133, net of
       deferred tax benefit of $6 .....................       (9)       --
     Adjustment for jet fuel hedging contract
       charges recognized in income during period,
       net of deferred taxes of $2 ....................        3        --
                                                           -----     -----

Comprehensive income ..................................    $ 108     $ 170
                                                           =====     =====

(4)  FINANCING ARRANGEMENTS

     Commercial paper in the amount of $154 million was outstanding at August 31, 2001. The weighted-average interest rates on these borrowings approximated 3.7%. Commercial paper is classified as long-term based on our ability and intent to refinance these borrowings with long-term debt.

     At August 31, 2001, we had a $1 billion revolving credit agreement with domestic and foreign banks. The revolving credit agreement comprised two parts. The first part provided for a commitment of $800 million through January 27, 2003. The second part provided for a 364-day renewable commitment of $200 million through September 30, 2001. Interest rates on borrowings under this agreement were generally determined by maturities selected and prevailing market conditions. Our commercial paper borrowings were backed by unused commitments under the revolving credit agreement and reduced the amount available under this agreement. At August 31, 2001, $846 million was available for future borrowings under the revolving credit agreement. New revolving credit agreements were executed on September 28, 2001. See Note 10.

(5)  COMPUTATION OF EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share for the three-month periods ended August 31, 2001 and 2000 was as follows (in millions, except per share amounts):

                                                     Three Months Ended
                                                         August 31,
                                                     ------------------
                                                       2001      2000
                                                      -----     -----
Net income applicable to common
  stockholders ...................................    $ 109     $ 169
                                                      =====     =====

Weighted-average shares of common stock
  outstanding ....................................      298       285
                                                      =====     =====

Basic earnings per share .........................    $ .37     $ .59
                                                      =====     =====

Weighted-average shares of common stock
  outstanding ....................................      298       285
Common equivalent shares:
     Assumed exercise of outstanding
       dilutive options ..........................       14        14
     Less shares repurchased from proceeds
       of assumed exercise of options ............      (10)      (10)
                                                      -----     -----
Weighted-average common and common
  equivalent shares ..............................      302       289
                                                      =====     =====

Diluted earnings per share .......................    $ .36     $ .58
                                                      =====     =====

(6)  BUSINESS SEGMENT INFORMATION

     We are a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by Federal Express Corporation ("FedEx Express"), the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service, and FedEx Freight System, Inc. ("FedEx Freight"), a leading provider of regional less-than-truckload ("LTL") freight services formed in the third quarter of 2001. FedEx Freight includes American Freightways, Inc., a multi-regional LTL carrier, and Viking Freight, Inc., an LTL carrier operating principally in the western United States. These operating companies comprise our reportable segments. Included within "Other" are the operations of FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Trade Networks, Inc., whose subsidiaries form a global trade services company; FedEx Corporate Services, Inc. ("FedEx Services"), a provider of supply chain management services and sales, marketing and information technology support for our global brands. Other also includes the operations of Viking Freight, Inc. through November 30, 2000 and certain unallocated corporate items.

     The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

                                                            Three Months
                                                           Ended August 31,
                                                           ----------------
                                                            2001      2000
                                                           ------    ------
     Revenue
          FedEx Express ...............................    $3,738    $3,916
          FedEx Ground ................................       623       543
          FedEx Freight ...............................       511        --
          Other .......................................       165       320
                                                           ------    ------

                                                           $5,037    $4,779
                                                           ======    ======

     Operating Income
          FedEx Express ...............................    $  121    $  258
          FedEx Ground ................................        60        43
          FedEx Freight ...............................        50        --
          Other .......................................         4        10
                                                           ------    ------

                                                           $  235    $  311
                                                           ======    ======

(7)  COMMITMENTS

     As of August 31, 2001, our purchase commitments for the remainder of 2002 and annually thereafter under various contracts were as follows (in millions):

                                             Aircraft-
                              Aircraft       Related(1)     Other(2)       Total
                              --------       ----------     --------       -----
     2002 (remainder)         $203           $477           $229           $909
     2003                      450            430             15            895
     2004                      231            369              8            608
     2005                      261            449              8            718
     2006                      229            406              8            643

(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities, computers and other equipment.

     FedEx Express is committed to purchase three DC10s, 26 MD11s, seven A300s, seven A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $6 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express. The purchase commitment amounts related to these aircraft are $35 million, $96 million and $76 million in 2004, 2005 and 2006, respectively, and are included in the above table.

     FedEx Express is party to a put option agreement with an airline whereby nine DC10 aircraft, along with additional aircraft engines and equipment, may be put to FedEx Express through December 31, 2003.

     In January 2001, FedEx Express entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation.

(8)  SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Three Months Ended
                                                       August 31,
                                                   ------------------
                                                      2001    2000
                                                      ----    ----
                                                      (In millions)
Cash payments for:
     Interest (net of capitalized interest) ......    $ 38    $ 35
     Income taxes ................................      36     111

Non-cash investing and financing activities:
     Fair value of assets acquired under
       exchange agreements .......................      16       2

     Non-cash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

(9)  OTHER EVENTS

     FEDEX EXPRESS ASSET IMPAIRMENTS

     During the fourth quarter of 2001, asset impairments at FedEx Express related to aircraft were recorded. The impaired assets are held for disposal and we expect to complete the disposal in 2002. At August 31, 2001, no changes to our original cost estimates for the disposal of these assets have been made.

     FEDEX SUPPLY CHAIN SERVICES RESTRUCTURING

     On April 24, 2001, FedEx Supply Chain Services, Inc., a subsidiary of FedEx Services, committed to a plan to reorganize certain of its unprofitable, nonstrategic logistics business and reduce overhead. Total 2001 costs of $22 million were incurred in connection with this plan ($12 million of which were accrued at May 31, 2001). The reorganization will be completed in 2002. Activity in the restructuring accrual through August 31, 2001 follows (in millions):

                                                           Severance
                                          Contract            and
                                         Settlement        Separation        Other
                                           Costs             Costs           Costs             Total
                                         ----------        ----------        -----             -----
Balance at May 31, 2001                  $ 5               $ 4               $ 3               $12
Less payments made                         1                 2                 1                 4
                                         ---               ---               ---               ---
Balance at August 31, 2001               $ 4               $ 2               $ 2               $ 8
                                         ===               ===               ===               ===

(10) SUBSEQUENT EVENTS

     SEPTEMBER 11

     Our operations were significantly affected by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were grounded on September 11 and 12 and flight operations resumed on the evening of September 13. During the period our aircraft were grounded, both domestic and international priority shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. The execution of these contingency plans proceeded smoothly and we resumed air operations within hours of receiving clearance from the Federal Aviation Administration. While business levels at FedEx Ground and FedEx Freight were largely unaffected, total volumes at FedEx Express continue to be below levels experienced prior to September 11.

     In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. As enacted, the legislation provides for $10 billion in federal loan guarantees and credits, subject to such terms and conditions as the President deems necessary. We are participating with other air carriers in seeking government assistance through the Act; however, we do not expect to request any loan guarantees. The Act also expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums.

     The Act provides for $5 billion of the $15 billion to be used to compensate air carriers for direct losses incurred beginning on September 11, as a result of the nationwide grounding of all aircraft, and for the resulting losses that will be incurred through December 31, 2001. FedEx Express submitted a claim for compensation to the Department of Transportation and received an initial payment of $101 million on September 28, 2001. This payment will be recognized in our second quarter income statement. We cannot be assured of the timing or total amount of any payments we may be entitled to receive under the Act.

     Increased security requirements for air carriers may be forthcoming, but as of yet, we have no estimate of what impact any such measures may have on our results of operations or financial position.

     Although FedEx Express has delivery services in the areas affected by the terrorist attacks, we did not experience any loss of personnel or material property damage as a direct result of the attack.

     STOCK REPURCHASE PROGRAM

     On September 24, 2001, our Board of Directors approved the repurchase of up to 5 million shares of our common stock at such times and prices as may be determined by management.

     REVOLVING CREDIT AGREEMENTS

     On September 28, 2001, we entered into two new revolving credit agreements totaling $1 billion. These two agreements replace the revolving credit agreement executed in January 1998. See Note 4. The new facilities consist of a $750 million five-year facility maturing in September 2006 and a $250 million 364-day facility, which is renewable annually through September 2006. In the event that banks holding at least one-third of the outstanding commitments decline to renew the 364-day facility on any anniversary date through September 2005, we may convert any borrowings outstanding thereunder into one-year term loans. Interest rates on borrowings under these agreements are generally determined by maturities selected and prevailing market conditions. Our commercial paper program is backed by unused commitments under these agreements and reduces the amount available under these agreements.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS

     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of FedEx as of August 31, 2001, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2001 and August 31, 2000, and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2001 and August 31, 2000, included herein, as indicated in their report thereon included on page 16.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of FedEx Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (a Delaware corporation) and subsidiaries as of August 31, 2001, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2001 and August 31, 2000, and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2001 and August 31, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FedEx Corporation as of May 31, 2001 (not presented herein), and, in our report dated June 27, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        /s/ Arthur Andersen LLP

                                        Arthur Andersen LLP

Memphis, Tennessee
September 19, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS
-------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts
Three months ended August 31:
                                                                                          Percent
                                                             2001            2000          Change
                                                            ------          ------        -------
Revenues                                                    $5,037          $4,779          + 5

Operating income                                               235             311          -24

Income before cumulative effect
  of accounting change                                         124             169          -27

Net income                                                     109             169          -36
-------------------------------------------------------------------------------------------------

Earnings per diluted share before
  cumulative effect of accounting
  change                                                    $ 0.41          $ 0.58          -29

Earnings per diluted share                                  $ 0.36          $ 0.58          -38
=================================================================================================

     FedEx Corporation (also referred to herein as "FedEx") revenue for the first quarter ended August 31, 2001 increased 5% over the prior year period. Revenue growth during the quarter reflects the addition of American Freightways in the third quarter of 2001 and strong growth at FedEx Ground, which more than offset a 5% decline in revenue at FedEx Express.

     Increasing popularity of the FedEx Home Delivery service and core business growth helped FedEx Ground realize double-digit revenue growth during the first quarter. Overall volume levels decreased at FedEx Express as weakness in the manufacturing and high-tech sectors reduced demand for our higher priced express services.

     An increase in operating income of 40% at FedEx Ground and the contribution of FedEx Freight was not enough to offset the decline in operating income at FedEx Express. Earnings continue to reflect flat to negative economic growth, both domestically and in key international markets. Management continues to exercise cost control measures to reduce discretionary spending. Although incentive compensation costs were down based on lower profitability levels, these cost declines were partially offset by increases in pension and medical costs.

     We adopted the Financial Accounting Standards Board's new rules for treatment of goodwill and other intangible assets effective June 1, 2001. Adoption of these new rules resulted in the recognition of a $25 million ($15 million net of tax or $.05 per share) impairment charge to reduce the value of the reported goodwill on our balance sheet to $1.03 billion. The impairment charge is reflected as a cumulative effect of accounting change in the first quarter income statement. First quarter results also reflect the cessation of $9 million of goodwill amortization from the quarter's operating expenses, as required under the new accounting rules. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements for more information about these new accounting rules.

     OTHER INCOME AND EXPENSE AND INCOME TAXES

     Net interest expense increased 12% for the first quarter of 2002 due to additional debt incurred for the American Freightways, Inc. ("American Freightways") acquisition. Our effective tax rate for the first quarter of 2002 was 38%, compared to 38.5% in the prior year period and 37% for all of 2001.

     OUTLOOK

     The global economy shows few signs of near-term recovery. We will continue to manage capital spending based on current and anticipated volume levels, reduce discretionary expenses and defer non-essential hiring. We believe our Ground and Freight businesses will continue to grow and we will realize continued benefits from cost control measures. While we anticipate the remainder of 2002 to reflect extended economic weakness, we expect to generate profits and positive cash flows while we invest strategically for the future. Key initiatives to support long-term revenue growth include:

     - Airport-to-airport transportation of Priority, Express and First-Class Mail for the U.S. Postal Service, which began the last week of this quarter, and, ultimately, nationwide placement of 10,000 or more FedEx Drop Boxes outside U.S. Post Offices.

     - Expansion of the FedEx Home Delivery network, which reached 80% of the U.S. population in September, and will reach essentially 100% by September 2002.

     - Formation of the FedEx Freight unit, which provides high quality regional freight services.

     - Introduction of FedEx Online Express Savings Program, which provides a 10% discount off list rates for many express services to qualified shippers when shipping through fedex.com.

     Cost management will continue to be a focus. Incentive compensation programs have been sharply reduced for most employees, including senior management. However, pension and health care costs continue to rise due to lower discount rates, rising medical costs and declining returns on our pension investments. Although pension costs could continue to increase significantly beyond 2002, our programs are well-funded with assets more than sufficient to meet our current obligations.

     Terrorist Attacks of September 11

     Our operations were significantly affected by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were grounded on September 11 and 12 and flight operations resumed on the evening of September 13. During the period our aircraft were grounded, both domestic and international priority shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. The execution of these contingency plans proceeded smoothly and we resumed air operations within hours of receiving clearance from the Federal Aviation Administration. While business levels at FedEx Ground and FedEx Freight were largely unaffected, total volumes at FedEx Express continue to be below levels experienced prior to September 11.

     In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. As enacted, the legislation provides for $10 billion in federal loan guarantees and credits, subject to such terms and conditions as the President deems necessary. We are participating with other air carriers in seeking government assistance through the Act; however, we do not expect to request any loan guarantees. The Act also expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums.

     The Act provides for $5 billion of the $15 billion to be used to compensate air carriers for direct losses incurred beginning on September 11, as a result of the nationwide grounding of all aircraft, and for the resulting losses that will be incurred through December 31, 2001. FedEx Express submitted a claim for compensation to the Department of Transportation and received an initial payment of $101 million on September 28, 2001. This payment will be recognized in our second quarter income statement. We cannot be assured of the timing or total amount of any payments we may be entitled to receive under the Act.

     Increased security requirements for air carriers may be forthcoming, but as of yet, we have no estimate of what impact any such measures may have on our results of operations or financial position.

     Although FedEx Express has delivery services in the areas affected by the terrorist attacks, we did not experience any loss of personnel or material property damage as a direct result of the attack.

     As a participant in the Civil Reserve Air Fleet ("CRAF") program, the Department of Defense may requisition for military use certain of our wide-bodied aircraft in the event of a declared need. We would be compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts.

     We are not certain how the events of September 11 will ultimately impact the U.S. and global economies in general and the air transportation industry in particular, and what effects these events will have on our costs or on the demand for our services.

REPORTABLE SEGMENTS

     The line item "Intercompany charges" on the accompanying financial summaries of our reportable segments represents an allocation primarily of costs such as corporate management and internal audit fees for FedEx Freight and salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology functions for FedEx Express and FedEx Ground.

     FEDEX EXPRESS

     The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

--------------------------------------------------------------------------------
                                                                       Percent
                                                   2001       2000      Change
                                                  ------     ------    -------
Revenues:
     Package:
          U.S. overnight box(1)                   $1,373     $1,479     - 7
          U.S. overnight envelope(2)                 465        472     - 1
          U.S. deferred                              583        618     - 6
                                                  ------     ------
               Total domestic package revenue      2,421      2,569     - 6
          International Priority (IP)                955        984     - 3
                                                  ------     ------
               Total package revenue               3,376      3,553     - 5

     Freight:
          U.S                                        173        162     + 7
          International                               97        115     -16
                                                  ------     ------
               Total freight revenue                 270        277     - 3

     Other                                            92         86     + 7
                                                  ------     ------
               Total revenues                     $3,738     $3,916     - 5

Operating Expenses:
     Salaries and employee benefits                1,588      1,595      --
     Purchased transportation                        143        150     - 5
     Rentals and landing fees                        368        344     + 7
     Depreciation and amortization                   199        197     + 1
     Fuel                                            264        241     +10
     Maintenance and repairs                         246        268     - 8
     Intercompany charges                            335        327     + 2
     Other                                           474        536     -11
                                                  ------     ------
          Total operating expenses                 3,617      3,658     - 1
                                                  ------     ------

Operating income                                  $  121     $  258     -53
                                                  ======     ======

Package:
     Average daily packages:
          U.S. overnight box                       1,165      1,254     - 7
          U.S. overnight envelope                    721        758     - 5
          U.S. deferred                              814        876     - 7
                                                  ------     ------
               Total domestic packages             2,700      2,888     - 7
          IP                                         335        338     - 1
                                                  ------     ------
               Total packages                      3,035      3,226     - 6



                                                                       Percent
                                                   2001       2000      Change
                                                  ------     ------    -------

 Revenue per package (yield):
     U.S. overnight box                           $18.12     $18.15      --
     U.S. overnight envelope                        9.93       9.59     + 4
     U.S. deferred                                 11.03      10.85     + 2
          Domestic composite                       13.80      13.69     + 1
     IP                                            43.89      44.80     - 2
          Composite                                17.12      16.95     + 1

Freight:
     Average daily pounds:
     U.S                                           4,352      4,369      --
     International                                 2,107      2,312     - 9
                                                  ------     ------
          Total freight                            6,459      6,681     - 3

 Revenue per pound (yield):
     U.S                                          $  .61     $  .57     + 7
     International                                   .71        .76     - 7
          Composite                                  .64        .64      --

(1) The U.S. overnight box category includes packages exceeding 8 ounces in weight.

(2) The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

================================================================================

     REVENUES

     Total package revenue decreased 5% year over year in the first quarter of 2002, principally due to declines in domestic package volumes. Total package yield increased slightly despite a 6% decrease in average daily volume and a declining weight per package, continuing the upward trend resulting from our yield-management strategy.

     IP package revenue decreased 3% year over year in the first quarter of 2002 due principally to business declines in Asia. Asian average daily packages decreased 3% while Europe posted a 21% increase in average daily package volume.

     Total freight revenue for the first quarter of 2002 decreased 3% principally due to a decline in international freight volume and flat domestic volume, partially offset by improved domestic freight yield.

     OPERATING INCOME

     Operating income for the first quarter of 2002 decreased 53% from the prior year period principally due to negative revenue growth on a largely fixed cost structure. Through reduced hours and attrition, U.S.-based hourly full-time equivalent employees declined by 5,300 or 6% year over year. This decrease was somewhat offset by an increase in the hiring of pilots and other personnel in anticipation of the commencement during the quarter of our transportation agreement with the U.S. Postal Service. Contractual reimbursement received from the U.S. Postal Service (reflected as a credit to other operating expenses) was sufficient to offset network expansion costs incurred during the quarter. While the commencement of operations for our U.S. Postal Service agreements went smoothly, the new service did not materially contribute to revenues and earnings during the first quarter of 2002. Fuel costs increased $25 million from the prior year period as a result of higher cost per gallon.

     FEDEX GROUND

     The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except dollar amounts) for the three-month periods ended August 31:

--------------------------------------------------------------------------------
                                                                  Percent
                                              2001       2000      Change
                                             ------     ------    -------
Revenues                                     $  623     $  543     +15

Operating Expenses:
     Salaries and employee benefits             124        108     +15
     Purchased transportation                   240        218     +10
     Rentals                                     16         14     +14
     Depreciation and amortization               31         24     +29
     Fuel                                         1          1      --
     Maintenance and repairs                     18         16     +13
     Intercompany charges                        59         53     +11
     Other                                       74         66     +12
                                             ------     ------
          Total operating expenses              563        500     +13
                                             ------     ------

Operating income                             $   60     $   43     +40
                                             ======     ======

Average daily packages                        1,573      1,452     + 8
Revenue per package (yield)                  $ 6.10     $ 5.67     + 8
================================================================================

     REVENUES

     Revenues for FedEx Ground during the first quarter of 2002 increased 15% from the prior year period due to increases in volume and yield, despite one fewer operating day in this year's first quarter. The increase in average daily packages of 8% represents positive volume growth in the Overnight Ground, US Ground 2+days and Home Delivery markets. Yields improved due to increased numbers of small and medium size customers, as well as incremental revenues for residential deliveries. Our fuel surcharge and a February 2001 rate increase also contributed to the yield improvement.

     OPERATING INCOME

     Operating income for the first quarter increased 40% primarily due to package volume growth, higher yields and effective cost controls. Productivity improvements in both employee and contractor labor also contributed to the quarter's results.

     Losses associated with operating and expanding FedEx Home Delivery were $9 million, up slightly from last year. New facility openings and expansions, as well as increased investments in information systems, resulted in increased depreciation, rental and other property-related expenses.

     FedEx Home Delivery expanded its geographic reach from 70% to 80% of the U.S. population when it opened 63 additional locations in late September 2001. FedEx Ground co-located 56 of the new FedEx Home Delivery terminals with existing FedEx Ground facilities to optimize the network. Revenues and volumes for this service are expected to continue to grow as the network is expanded and the service becomes available in additional markets.

FEDEX FREIGHT

     The following table shows revenues, operating expenses and operating income (in millions) and selected statistics for the three-month period ended August 31, 2001:

--------------------------------------------------------------------------------
Revenues                                                    $   511

Operating Expenses:
     Salaries and employee benefits                             298
     Purchased transportation                                    15
     Rentals                                                     16
     Depreciation and amortization                               20
     Fuel                                                        21
     Maintenance and repairs                                     23
     Intercompany charges                                         2
     Other                                                       66
                                                            -------
          Total operating expenses                              461
                                                            -------

Operating income                                            $    50
                                                            =======

Shipments per day                                            57,367
Weight per shipment (lbs)                                     1,120
Revenue per hundredweight                                   $ 12.23
================================================================================

     OPERATING RESULTS

     FedEx Freight continues to experience lower than expected volumes due to the economic slowdown. Yield management, enhanced productivity and cost control measures continue to be major focus areas. Both American Freightways and Viking Freight implemented general rate increases of 5.9% on August 6, 2001.

     On a pro forma basis (had we acquired American Freightways at the beginning of 2001), revenues would have increased more than 4% for the first quarter of 2002 as compared to the prior year period.

     OTHER OPERATIONS

     Other operations include FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc. ("FedEx Trade Networks"), whose subsidiaries form a global trade services company; FedEx Corporate Services, Inc. ("FedEx Services"), a provider of supply chain management services and sales, marketing and information technology support for our global brands; and certain unallocated corporate items. The operating results of Viking Freight, Inc. ("Viking") prior to December 1, 2000, are also included in this category.

     Revenues from other operations during the first quarter of 2002 were $165 million. Excluding the revenues of Viking, revenues from other operations decreased from the prior year period, principally due to lower revenues at FedEx Custom Critical. The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to key economic indicators, principally in the automotive industry, where volumes have continued to decline since the beginning of 2001.

     Operating income from other operations was $4 million, a decline of 66% from the prior year period. The decrease reflects the effect of the economic slowdown at FedEx Custom Critical.

FINANCIAL CONDITION

     LIQUIDITY

     Cash and cash equivalents totaled $110 million at August 31, 2001, compared to $121 million at May 31, 2001. Cash flows from operating activities during the first quarter of 2002 totaled $328 million, compared to $312 million for the prior year period, reflecting aggressive working capital management.

     Because we incur significant noncash charges, including depreciation and amortization related to the material capital assets utilized in our business, we believe that the following cash-based measures are useful to us and to our investors as an additional means of evaluating our financial condition. These measures should not be considered as a superior alternative to net income, operating income, cash from operations, or to any other operating or liquidity performance measure as defined by generally accepted accounting principles. The following table compares certain cash-based earnings measures (dollars in millions, except per share amounts) for the three-month periods ended August 31:

                                                                                    Percent
                                                       2001           2000           Change
                                                       ----           ----          -------
     EBITDA (earnings before cumulative
     effect of accounting change, interest,
     taxes, depreciation and amortization)             $573           $610           - 6

     Cash earnings per share (net income
     before cumulative effect of accounting
     change plus depreciation and amortization
     divided by average common and common
     equivalent shares)                                $1.52          $1.63          - 7

     We have $1.0 billion in revolving credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. These revolving credit facilities, consisting of a $750 million five year facility and a $250 million 364-day facility, were entered into on September 28, 2001 and replaced our prior revolving credit facility. As of August 31, 2001, approximately $846 million of the prior credit facility remained available. For more information regarding these credit facilities, see Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements.

     On September 24, 2001, our Board of Directors approved a plan that authorized the purchase of up to 5 million shares of our common stock.

     We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital needs for the foreseeable future.

     CAPITAL RESOURCES

     As mentioned previously, our operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

     The following table compares capital expenditures for the three months ended August 31 (in millions):

                                                       2001           2000
                                                       ----           ----
          Aircraft and related equipment               $221           $ 79
          Facilities and sort equipment                  94             89
          Information and technology
            equipment                                    68             92
          Other equipment                               117             81
                                                       ----           ----
               Total capital expenditures              $500           $341
                                                       ====           ====

     We finance a significant amount of aircraft and certain other equipment needs using long-term operating leases. We believe the determination to lease versus buy equipment is a financing decision, and both forms of financing are considered when evaluating the resources committed for capital. The amount that we would have expended to purchase these assets had we not chosen to obtain their use through operating leases is considered equivalent capital and is included in our internal capital budget. We had no equivalent capital expenditures during the first quarter of 2002 or 2001.

     The increase in capital spending from the prior year period is due to scheduled deliveries of aircraft that were planned and committed to well before the economic downturn, and the addition of American Freightways. We will continue to manage capital spending based on current and anticipated volume levels where possible and defer or limit commitments where economically feasible to do so. We expect capital spending for all of 2002 to be less than 2001 capital expenditures. We plan to continue to make strategic capital investments, particularly in information technology and ground network expansion, in support of our long-term growth goals.

     For information on our purchase commitments, see Note 7 of Notes to Condensed Consolidated Financial Statements.

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

                                      * * *

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS RELATING TO MANAGEMENT'S VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EXPERIENCE OR FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ANY IMPACTS ON OUR BUSINESS RESULTING FROM THE TERRORIST ATTACKS THAT OCCURRED ON SEPTEMBER 11, 2001, AS WELL AS GENERAL ECONOMIC AND COMPETITIVE CONDITIONS IN THE MARKETS WHERE WE OPERATE, THE TIMING AND AMOUNTS OF ANY COMPENSATION WE MAY BE ENTITLED TO RECEIVE UNDER THE AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT, INCREASES IN FUEL COSTS AND THE ABILITY TO MITIGATE THE EFFECTS OF SUCH INCREASES THROUGH FUEL SURCHARGES AND HEDGING ACTIVITIES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

     EXCEPT AS OTHERWISE INDICATED, REFERENCES TO YEARS MEANS FEDEX'S FISCAL YEAR ENDING MAY 31, 2002 OR ENDED MAY 31 OF THE YEAR REFERENCED.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of August 31, 2001, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report on Form 10-K for the year ended May 31, 2001. Foreign currency fluctuations during the first quarter did not have a material effect on the results of operations for the period. Many of our international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

     10.1      Five-Year Credit Agreement dated as of September 28, 2001 among
               FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders.

     10.2      364-Day Credit Agreement dated as of September 28, 2001 among
               FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders.

     10.3      Letter Agreement dated August 16, 2001 amending the Modification
               Services Agreement dated September 16, 1996 between McDonnell
               Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange
               Act of 1934, as amended.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re: Unaudited Interim Financial Statements.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended August 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FEDEX CORPORATION

Date: October 15, 2001                       /s/ JAMES S. HUDSON
                                        ----------------------------------------
                                        JAMES S. HUDSON
                                        CORPORATE VICE PRESIDENT
                                        STRATEGIC FINANCIAL PLANNING & CONTROL
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

     10.1      Five-Year Credit Agreement dated as of September 28, 2001 among
               FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders.

     10.2      364-Day Credit Agreement dated as of September 28, 2001 among
               FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders.

     10.3      Letter Agreement dated August 16, 2001 amending the Modification
               Services Agreement dated September 16, 1996 between McDonnell
               Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange
               Act of 1934, as amended.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re: Unaudited Interim Financial Statements.