Form 10-Q
period 2001-11-30
FEDEX CORP
filed 2002-01-14
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-15829

FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 31, 2001
Common Stock, par value $.10 per share	298,341,329

FEDEX CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

		Page
ITEM 1:	Financial Statements
	Condensed Consolidated Balance Sheets November 30, 2001 and May 31, 2001	3-4
	Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7-15
	Review of Condensed Consolidated Financial Statements by Independent Public Accountants	16
	Report of Independent Public Accountants	17
ITEM 2:	Management's Discussion and Analysis of Results of Operations and Financial Condition	18-28
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	29
PART II. OTHER INFORMATION
ITEM 4:	Submission of Matters to a Vote of Security Holders	30
ITEM 6:	Exhibits and Reports on Form 8-K	30
Signature		31
EXHIBIT INDEX		E-1

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	November 30, 2001 (Unaudited)	May 31, 2001
Current Assets:
Cash and cash equivalents	$248	$121
Receivables, less allowances of $104 and $96	2,521	2,506
Spare parts, supplies and fuel	255	269
Deferred income taxes	529	488
Prepaid expenses and other	97	117

Total current assets	3,650	3,501
Property and Equipment, at Cost	17,082	16,412
Less accumulated depreciation and amortization	8,756	8,312

Net property and equipment	8,326	8,100
Other Assets:
Goodwill	1,027	1,052
Other	688	739

Total other assets	1,715	1,791

	$13,691	$13,392

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARES AND PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	November 30, 2001 (Unaudited)	May 31, 2001
Current Liabilities:
Current portion of long-term debt	$200	$221
Accrued salaries and employee benefits	658	700
Accounts payable	1,171	1,256
Accrued expenses	1,112	1,073

Total current liabilities	3,141	3,250
Long-Term Debt, Less Current Portion	1,896	1,900
Deferred Income Taxes	520	508
Other Liabilities	1,881	1,834
Commitments and Contingencies (Note 7)
Common Stockholders' Investment:
Common stock, $.10 par value; 800,000,000 shares authorized, 298,573,387 issued	30	30
Additional paid-in capital	1,121	1,120
Retained earnings	5,204	4,880
Treasury stock, at cost; deferred compensation and other	(37)	(74)
Accumulated other comprehensive income	(65)	(56)

Total common stockholders' investment	6,253	5,900

	$13,691	$13,392

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Revenues	$5,135	$4,895	$10,172	$9,674
Operating expenses:
Salaries and employee benefits	2,231	2,000	4,467	3,995
Purchased transportation	464	439	909	874
Rentals and landing fees	472	407	904	798
Depreciation and amortization	342	310	678	612
Fuel	283	313	573	563
Maintenance and repairs	292	278	604	588
Airline stabilization compensation	(116)	—	(116)	—
Other	734	803	1,485	1,588

	4,702	4,550	9,504	9,018

Operating income	433	345	668	656
Other income (expense):
Interest, net	(36)	(35)	(72)	(68)
Other, net	(2)	5	(1)	1

	(38)	(30)	(73)	(67)

Income before income taxes	395	315	595	589
Provision for income taxes	150	121	226	227

Income before cumulative effect of change in accounting principle	245	194	369	362
Cumulative effect of change in accounting for goodwill, net of tax benefit of $10	—	—	(15)	—

Net income	$245	$194	$354	$362

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$.82	$.68	$1.24	$1.27
Cumulative effect of change in accounting for goodwill	—	—	(.05)	—

Basic earnings per common share	$.82	$.68	$1.19	$1.27

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$.81	$.67	$1.22	$1.25
Cumulative effect of change in accounting for goodwill	—	—	(.05)	—

Diluted earnings per common share	$.81	$.67	$1.17	$1.25

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended November 30,
	2001	2000
Net Cash Provided by Operating Activities	$1,064	$835
Investing Activities:
Purchases of property and equipment	(937)	(819)
Proceeds from disposition of property and equipment:
Sale-leaseback transaction	—	80
Reimbursements of aircraft deposits	1	—
Other dispositions	23	20
Other, net	(2)	(16)

Net cash used in investing activities	(915)	(735)

Financing Activities:
Proceeds from debt issuances	—	478
Principal payments on debt	(25)	—
Proceeds from stock issuances	28	9
Purchase of treasury stock	(25)	—

Net cash (used in) provided by financing activities	(22)	487

Net increase in cash and cash equivalents	127	587
Cash and cash equivalents at beginning of period	121	68

Cash and cash equivalents at end of period	$248	$655

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position as of November 30, 2001 and the consolidated results of our operations and cash flows for the three- and six-month periods ended November 30, 2001 and 2000. Operating results for the three- and six-month periods ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

    In 2001, we changed the actuarial valuation measurement date for our principal pension plans from May 31 to February 28 to conform to the measurement date used for our postretirement health care plans and to facilitate our planning and budgeting process. Additionally, we adopted a calculated value method for determining the fair value of plan assets, which is a method more consistent with the long-term nature of pension accounting. These changes had no material impact on reported net periodic pension cost, either cumulatively at June 1, 2001 or on a pro forma basis for any of the prior three fiscal years. These changes reduced total 2002 pension cost by approximately $32 million. However, our pension cost is materially affected by the discount rate used to measure pension obligations and the level of plan assets available to fund those obligations at the measurement date. Due to a lower discount rate and a reduction in the value of plan assets at the measurement date for 2002 pension expense (February 28, 2001), our total net pension cost for 2002 is expected to increase by approximately $90-100 million. It is reasonably possible that an increase of a similar magnitude may also occur in 2003. Management reviews the assumptions used to measure pension costs (including the discount rate and the expected long-term rate of return on pension assets) on an annual basis. Economic and market conditions at the measurement date may impact these assumptions from year to year.

    We are self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims, which includes claims incurred-but-not-reported.

    We adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, on June 1, 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Prior to our adoption of SFAS 133, we accounted for our jet fuel hedging contracts under SFAS 80, "Accounting for Futures Contracts." Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in fuel expense upon settlement of the contract. In the past, we had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million net of tax) was previously recognized as a deferred charge in the May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified to be included as a component of accumulated other comprehensive income. This charge will be recognized in income in 2002 as the related fuel is purchased. We recognized $3 million ($2 million net of tax) of this amount in the second quarter of 2002 as an increase to fuel expense and $8 million ($5 million net of tax) in the first half of 2002 (also see Note 3).

    The Emerging Issues Task Force ("EITF") issued EITF 01-10 in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. Any compensation recognized under the Act is to be classified as part of income from continuing operations in the income statement. We have classified all income recognized under this program ($116 million in the second quarter of 2002, of which $101 million was received as of November 30, 2001) as a reduction of operating expenses under the caption "Airline stabilization compensation." Additional compensation under the Act for the period after November 30, 2001 may be received. However, such amounts, if any, are not expected to be material. Our principal subsidiary, Federal Express Corporation ("FedEx Express"), had a small facility in the World Trade Center, where we lost an immaterial amount of leasehold improvements and equipment. Our operating lease payments on the facility have been suspended.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect this statement to have any material effect on our financial position or results of operations, however, we are still in the process of completing our evaluation of this statement.

    In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. Under this statement all assets to be disposed of must be stated at the lower of fair value or carrying value and depreciation will no longer be recognized. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

    Certain prior period amounts have been reclassified to conform to the current year's presentation.

(2)  Business Combinations, Goodwill and Other Intangible Assets

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

    Effective June 1, 2001, we adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets.  Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (second quarter 2002 goodwill amortization otherwise would have been $9 million, and $18 million year-to-date) and material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

    Based on our initial impairment tests, we recognized an adjustment of $25 million ($15 million or $.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill at a subsidiary of one of our non-reportable operating segments to its implied fair value. The adjustment was required because economic conditions at the time of testing (including declining volumes and higher fuel costs) reduced the estimated future expected performance for this operating unit. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

    The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and changes therein follows (in millions):

	May 31, 2001	Impairment Adjustment	November 30, 2001
FedEx Express	$357	$—	$357
FedEx Freight	595	—	595
Other	100	(25)	75

	$1,052	$(25)	$1,027

    In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets follow (in millions):

	November 30, 2001		May 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(30)	$73	$(27)
Technology based and other	63	(26)	63	(22)

Total	$136	$(56)	$136	$(49)

    Amortization expense for intangible assets during the second quarter of 2002 was $3.5 million ($7 million year-to-date). Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows (in millions):

Estimated Amortization Expense
2002 (remainder)	$7
2003	12
2004	8
2005	8
2006	8
2007	8

    Actual results of operations for the three- and six-month periods ended November 30, 2001 and pro forma results of operations for the three- and six-month periods ended November 30, 2000 had we applied the nonamortization provisions of SFAS 142 in those periods follow (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Reported net income	$245	$194	$354	$362
Add: Goodwill amortization, net of tax	—	3	—	6

Adjusted net income	$245	$197	$354	$368

Basic earnings per share
Reported net income	$.82	$.68	$1.19	$1.27
Goodwill amortization	—	.01	—	.02

Adjusted net income	$.82	$.69	$1.19	$1.29

Diluted earnings per share
Reported net income	$.81	$.67	$1.17	$1.25
Goodwill amortization	—	.01	—	.02

Adjusted net income	$.81	$.68	$1.17	$1.27

(3)  Comprehensive Income

    The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended November 30,
	2001	2000
Net income	$245	$194
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of deferred tax benefit of $2	—	(4)
Foreign currency translation adjustments, net of deferred tax benefit of $2 and $2	(10)	(13)
Adjustment for jet fuel hedging contract charges recognized in income during period, net of deferred taxes of $1	2	—

Comprehensive income	$237	$177

	Six Months Ended November 30,
	2001	2000
Net income	$354	$362
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of deferred tax benefit of $1	—	(1)
Foreign currency translation adjustments, net of deferred tax benefit of $0 and $4	(5)	(14)
Reclassification of deferred jet fuel hedging charge upon adoption of SFAS 133, net of deferred tax benefit of $6	(9)	—
Adjustment for jet fuel hedging contract charges recognized in income during period, net of deferred taxes of $3	5	—

Comprehensive income	$345	$347

(4)  Financing Arrangements

    On September 28, 2001, we entered into two new revolving credit agreements totaling $1 billion. These two agreements replace the revolving credit agreement executed in January 1998. The new facilities consist of a $750 million five-year facility maturing in September 2006 and a $250 million 364-day facility, which is renewable annually through September 2006. In the event that banks holding at least one-third of the outstanding commitments decline to renew the 364-day facility on any anniversary date through September 2005, we may convert any borrowings outstanding thereunder into one-year term loans. Interest rates on borrowings under these agreements are generally determined by maturities selected and prevailing market conditions. Our commercial paper program is backed by unused commitments under these agreements and reduces the amount available under these agreements. At November 30, 2001, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.

(5)  Computation of Earnings Per Share

    The calculation of basic and diluted earnings per share for the three- and six-month periods ended November 30, 2001 and 2000 was as follows (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Net income applicable to common stockholders	$245	$194	$354	$362

Weighted-average shares of common stock outstanding	298	285	298	285

Basic earnings per share	$.82	$.68	$1.19	$1.27

Weighted-average shares of common stock outstanding	298	285	298	285
Common equivalent shares:
Assumed exercise of outstanding dilutive options	17	15	16	15
Less shares repurchased from proceeds of assumed exercise of options	(13)	(10)	(12)	(10)

Weighted-average common and common equivalent shares	302	290	302	290

Diluted earnings per share	$.81	$.67	$1.17	$1.25

(6)  Business Segment Information

    We are a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by FedEx Express, the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service, and FedEx Freight System, Inc. ("FedEx Freight"), a leading provider of regional less-than-truckload ("LTL") freight services formed in the third quarter of 2001. FedEx Freight includes American Freightways, Inc., a multi-regional LTL carrier, and Viking Freight, Inc., an LTL carrier operating principally in the western United States. These operating companies comprise our reportable segments. Included within "Other" are the operations of FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Trade Networks, Inc., whose subsidiaries form a global trade services company; and FedEx Corporate Services, Inc. ("FedEx Services"), a provider of supply chain management services and sales, marketing and information technology ("IT") support for our global brands. Other also includes the operations of Viking Freight, Inc. through November 30, 2000 and certain unallocated corporate items.

    The formation of FedEx Services, effective June 1, 2000, represented the implementation of a business strategy wherein the sales, marketing and IT functions of our FedEx Express and FedEx Ground reportable segments were combined to form a shared services operation that supports the package businesses of both of these segments. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and IT functions. The costs for those activities are now allocated based on metrics such as relative size of operations and estimated services provided. These allocations materially approximate the cost of providing these functions.

    The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Revenue
FedEx Express	$3,814	$3,981	$7,552	$7,897
FedEx Ground	677	582	1,301	1,125
FedEx Freight	487	—	998	—
Other	157	332	321	652

	$5,135	$4,895	$10,172	$9,674

Operating income
FedEx Express	$309	$271	$430	$528
FedEx Ground	80	57	140	100
FedEx Freight	47	—	98	—
Other	(3)	17	—	28

	$433	$345	$668	$656

(7)  Commitments and Contingencies

    As of November 30, 2001, our purchase commitments for the remainder of 2002 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2002 (remainder)	$135	$403	$191	$729
2003	217	427	31	675
2004	54	362	11	427
2005	96	442	9	547
2006	76	403	8	487
2007	—	195	8	203

(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)
Primarily vehicles, facilities, computers and other equipment.

    FedEx Express is committed to purchase two DC10s, four MD11s, seven A300s, seven A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $8 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express. Accordingly, all deposits and other capitalized costs related to the Ayres commitment were expensed in 2001. The purchase commitment amounts related to these aircraft are $35 million, $96 million and $76 million in 2004, 2005 and 2006, respectively, and are included in the above table. Total commitments for years 2003 and thereafter have been reduced by approximately $825 million due to the cancellation of certain contractual obligations to acquire 19 MD11 aircraft from an affiliate of SAirGroup, which filed for protection from creditors under Swiss law.

    FedEx Express is party to a put option agreement with an airline whereby eight DC10 aircraft, along with additional aircraft engines and equipment, may be put to FedEx Express through December 31, 2003.

    In January 2001, FedEx Express entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation. No amounts for these aircraft are included in the table above.

    A class action lawsuit is pending in Federal District Court in San Diego, California against FedEx Express generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. The court has ruled for FedEx Express on all but the first eight days of the UPS strike. The plaintiffs' claims relating to those eight days are still pending. The court has certified the class and notices were sent to the class members in early November 2001. Certain members of the class had until December 28, 2001 to decline to participate in the case, while other members have until January 18, 2002 to opt out.

    Another class action lawsuit is pending in Illinois state court against FedEx Express generally alleging that FedEx Express imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of its contracts with customers. The court has certified the class and notices will be sent to class members during the first quarter of calendar 2002.

    We believe that the claims in both of these cases are without merit. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. Given the nature and status of these claims, an estimate of potential loss, if any, cannot be made and no amounts have been reserved for these contingencies.

    FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect FedEx's financial position or results of operations.

(8)  Supplemental Cash Flow Information

	Six Months Ended November 30,
	2001	2000
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$74	$72
Income taxes	203	345
Non-cash investing and financing activities:
Fair value of assets acquired under exchange agreements	17	2

    Non-cash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

(9)  Other Events

  FEDEX EXPRESS ASSET IMPAIRMENTS

    During the fourth quarter of 2001, asset impairments at FedEx Express related to aircraft were recorded in the amount of $102 million. All values were based on estimated fair market values. None of the impaired assets were being depreciated at the time of the impairment charge because none of the assets were available for their intended use. The impaired assets related to the MD10 program are held for disposal and we expect to complete the disposal in 2002. At November 30, 2001, no changes to our original estimates for the disposal values of these assets have been made.

  FEDEX SUPPLY CHAIN SERVICES RESTRUCTURING

    On April 24, 2001, FedEx Supply Chain Services, Inc., a subsidiary of FedEx Services, committed to a plan to reorganize part of its unprofitable, nonstrategic logistics business and reduce overhead. Total 2001 costs of $22 million were incurred in connection with this plan ($12 million of which were accrued at May 31, 2001). The reorganization will be completed in 2002. Activity in the restructuring accrual through November 30, 2001 follows (in millions):

	Contract Settlement Costs	Severance and Separation Costs	Other Costs	Total
Balance at May 31, 2001	$5	$4	$3	$12
Less:
First quarter payments made	(1)	(2)	(1)	(4)
Second quarter payments made	(1)	—	—	(1)

Balance at November 30, 2001	$3	$2	$2	$7

(10)  Subsequent Events

  BOND REFUNDING

    Subsequent to the end of the second quarter, the Memphis-Shelby County Airport Authority (the "Authority") issued $88 million of its Special Facilities Revenue Refunding Bonds, Series 2001. These bonds were issued at par, bear interest at an annual rate of 5.0% and will mature on September 1, 2009. FedEx Express has guaranteed repayment of the bonds and is obligated under an operating lease agreement with the Authority to pay rentals equal to the principal and interest on the bonds. The proceeds of the bonds will be used, along with other funds, to refund, on January 23, 2002, $93 million of 7.875% Special Facilities Revenue Bonds issued by the Authority in 1984.

REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BY INDEPENDENT PUBLIC ACCOUNTANTS

    Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of FedEx as of November 30, 2001, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2001 and 2000, included herein, as indicated in their report thereon included on page 17.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of FedEx Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (a Delaware corporation) and subsidiaries as of November 30, 2001, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
December 18, 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

    The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources of FedEx Corporation (also referred to herein as "FedEx"). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

    Except as otherwise indicated, references to years means our fiscal year ending May 31, 2002 or ended May 31 of the year referenced.

RESULTS OF OPERATIONS

Consolidated Results

Dollars in millions, except per share amounts
Three and six months ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2001	2000		2001	2000
Revenues	$5,135	$4,895	+ 5	$10,172	$9,674	+ 5
Operating income	433	345	+26	668	656	+ 2
Income before cumulative effect of change in accounting for goodwill	245	194	+26	369	362	+ 2
Net income	245	194	+26	354	362	- 2

Diluted earnings per common share before cumulative effect of change in accounting for goodwill	$0.81	$0.67	+21	$1.22	$1.25	- 2
Diluted earnings per common share	$0.81	$0.67	+21	$1.17	$1.25	- 6

    Second quarter earnings increased over the prior year, in spite of the continued effects of a weak economy. Earnings were favorably affected by incremental revenue under our agreement with the U.S. Postal Service, lower provisions for variable compensation, lower net fuel costs and the results of our FedEx Ground Package System, Inc. ("FedEx Ground") and FedEx Freight System, Inc. ("FedEx Freight") segments.

    Revenue for both the second quarter and first half ended November 30, 2001 increased 5% over the prior year periods. This growth during the second quarter and first half of 2002 reflects strong revenue growth at FedEx Ground as well as the addition of American Freightways, Inc. ("American Freightways") in the third quarter of 2001. Increasing popularity of the FedEx Home Delivery service and core business growth helped FedEx Ground realize double-digit revenue growth during the second quarter and first half of 2002.

    The growth from FedEx Ground and the addition of American Freightways more than offset a decline in revenue at Federal Express Corporation ("FedEx Express"), which was attributable to the terrorist attacks of September 11 as well as the economic slowdown. Overall volume levels continued to decrease at FedEx Express during the second quarter of 2002, as weakness in the U.S. and global economies, particularly in the manufacturing and high-tech sectors, reduced demand for our higher-priced express services.

    An increase in operating income at FedEx Express and FedEx Ground, along with the contribution of FedEx Freight, resulted in a 26% increase in operating income in the second quarter of 2002 year-over-year. For the first half of 2002, an increase in operating income of 40% at FedEx Ground and the contribution of FedEx Freight was offset by a 19% decline in operating income at FedEx Express.

    Net income for the first half of 2002 reflects the cumulative effect of an accounting change recorded in the first quarter of 2002. This change resulted from adoption of the Financial Accounting Standards Board's new rules for the treatment of goodwill and other intangible assets (see Note 2 to the accompanying financial statements). Adoption of these new rules resulted in the first quarter recognition of a $25 million ($15 million net of tax or $.05 per share) impairment charge to our recorded goodwill. Results for the second quarter and first half of 2002 also reflect the cessation of $9 million and $18 million, respectively, of goodwill amortization from operating expenses, as required under the new accounting rules.

    Other Income and Expense and Income Taxes

    Net interest expense increased 3% and 6%, respectively, for the second quarter and first half of 2002 due to additional debt incurred for the American Freightways acquisition, partially offset by reduced commercial paper borrowings. Our effective tax rate for the second quarter and first half of 2002 was 38%, compared to 38.5% in the comparable prior year periods and 37% for all of 2001.

    Terrorist Attacks of September 11

    Second quarter operations were significantly affected by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. During the period our aircraft were grounded, both domestic and international priority ("IP") shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. The execution of these contingency plans proceeded smoothly and we resumed air operations within hours of receiving clearance from the Federal Aviation Administration. While business levels at FedEx Ground and FedEx Freight were not materially affected, total volumes at FedEx Express declined substantially.

    In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. The Act provides for $5 billion to be used to compensate air carriers for direct losses incurred, beginning on September 11, as a result of the nationwide grounding of all aircraft. The Act also provides for additional compensation for losses incurred through December 31, 2001.

    In the second quarter of 2002, FedEx Express recognized $116 million ($101 million of which was received as of November 30, 2001) of compensation from the Act for losses incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred since September 11. In addition to the $15 million we accrued in the second quarter, we may receive additional reimbursements for incremental losses incurred through December 31, 2001. However, such amounts, if any, are not expected to be material. Compensation under the Act was only recognized for direct and incremental losses incurred and we believe our net income in the second quarter of 2002 would have been at least the $245 million reported had the tragic events of September 11 not occurred. All amounts recognized are reflected as a reduction of operating expense under the caption "Airline stabilization compensation."

    Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may have on our results of operations or financial position. Furthermore, we are not certain how the events of September 11 or any subsequent terrorist activities will ultimately impact the U.S. and global economies in general, and the air transportation industry in particular, and what effects these events will have on our costs or on the demand for our services.

    Outlook

    Our third quarter volume outlook for FedEx Express is for U.S. domestic average daily package volume to be 5% below last year's third quarter and for IP shipments to be down about 2%. In the fourth quarter, our FedEx Express U.S. domestic average daily package volume is expected to be about flat year-over-year. At FedEx Ground, third quarter volume is expected to grow about 16%. Substantially lower fuel surcharge revenue during the second half is not expected to be fully offset by lower fuel costs.

    We will continue to manage capital spending based on current and anticipated volume levels, reduce discretionary expenses and defer non-essential hiring. We believe our FedEx Ground and FedEx Freight businesses will continue to grow and we will realize continued benefits from cost control measures. While we anticipate the remainder of 2002 to reflect extended economic weakness, we expect to generate profits and positive cash flows while we invest strategically for the future. Key initiatives to support long-term revenue growth include:

  •
  Continued positive impact from the airport-to-airport transportation of Priority, Express and First-Class mail for the U.S. Postal Service, and, ultimately, we expect nationwide placement of 10,000 or more FedEx Drop Boxes outside U.S. Post Offices.

  •
  An average 3.5% price increase at FedEx Express and FedEx Ground, to take effect January 7, 2002.

  •
  Extension of the FedEx Online Express Savings Program, which provides a 10% discount off list rates for many express services to qualified shippers when shipping through fedex.com.

  •
  Expansion of the FedEx Home Delivery network, which reached 80% of the U.S. population in September 2001. The FedEx Home Delivery network will be further expanded to cover 90% of the U.S. population in February 2002.

  •
  Long-term growth of the FedEx Freight unit, which provides high quality regional freight services.

    Maintenance costs during the second half of 2002 are expected to be higher due to scheduled maintenance activities. We will continue to manage discretionary spending based on current volumes. Incentive compensation programs have been sharply reduced for most employees, including senior management. However, pension and health care costs continue to rise due to lower discount rates, rising medical costs and declining returns on our pension investments. Due to declining interest rates and a reduction in the value of plan assets at the measurement date for 2002 pension expense (February 28, 2001), our total net pension cost for 2002 is expected to increase by approximately $90-$100 million. Although pension costs could continue to increase in 2003 by a similar amount, our retirement programs are well funded with assets more than sufficient to meet our current obligations. Also, see Note 1 of the accompanying financial statements.

REPORTABLE SEGMENTS

    The line item "Intercompany charges" on the accompanying financial summaries of our reportable segments represents an allocation primarily of costs such as corporate management and internal audit fees for FedEx Freight, and salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology ("IT") functions for FedEx Express and FedEx Ground.

    The formation of FedEx Services, effective June 1, 2000, represented the implementation of a business strategy wherein the sales, marketing and IT functions of our FedEx Express and FedEx Ground reportable segments were combined to form a shared services operation that supports the package businesses of both of these segments. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and IT functions. The costs for these activities are now allocated based on metrics such as relative size of operations and estimated services provided. These allocations materially approximate the cost of providing these functions.

FEDEX EXPRESS

    The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended
				Six Months Ended
			Percent Change			Percent Change
	2001	2000		2001	2000
Revenues:
Package:
U.S. overnight box[1]	$1,299	$1,484	-12	$2,671	$2,964	-10
U.S. overnight envelope[2]	420	456	- 8	885	928	- 5
U.S. deferred	573	634	-10	1,157	1,252	- 8

Total domestic package revenue	2,292	2,574	-11	4,713	5,144	- 8
International Priority (IP)	953	1,023	- 7	1,908	2,007	- 5

Total package revenue	3,245	3,597	-10	6,621	7,151	- 7
Freight:
U.S.	363	177	+105	536	339	+58
International	99	102	- 3	196	217	-10

Total freight revenue	462	279	+66	732	556	+32
Other	107	105	+ 2	199	190	+ 5

Total revenues	$3,814	$3,981	- 4	$7,552	$7,897	- 4

Operating Expenses:
Salaries and employee benefits	$1,588	$1,582	—	$3,176	$3,178	—
Purchased transportation	143	147	- 3	286	297	- 4
Rentals and landing fees	401	354	+13	769	698	+10
Depreciation and amortization	199	201	- 1	398	398	—
Fuel	258	300	-14	522	541	- 4
Maintenance and repairs	230	238	- 3	477	506	- 6
Airline stabilization compensation	(116)	—	n/a	(116)	—	n/a
Intercompany charges	322	346	- 7	656	673	- 3
Other	480	542	-11	954	1,078	-12

Total operating expenses	3,505	3,710	- 6	7,122	7,369	- 3

Operating income	$309	$271	+14	$430	$528	-19

Package:
Average daily packages:
U.S. overnight box	1,141	1,292	-12	1,153	1,273	- 9
U.S. overnight envelope	676	757	-11	699	757	- 8
U.S. deferred	845	924	- 9	829	900	- 8

Total domestic packages	2,662	2,973	-10	2,681	2,930	- 9
IP	338	359	- 6	336	348	- 3

Total packages	3,000	3,332	-10	3,017	3,278	- 8

Revenue per package (yield):
U.S. overnight box	$18.06	$18.23	- 1	$18.09	$18.19	- 1
U.S. overnight envelope	9.87	9.56	+ 3	9.90	9.58	+ 3
U.S. deferred	10.77	10.88	- 1	10.90	10.87	—
Domestic composite	13.67	13.74	- 1	13.73	13.71	—
IP	44.77	45.27	- 1	44.33	45.04	- 2
Composite	17.17	17.13	—	17.14	17.04	+ 1
Freight:
Average daily pounds:
U.S.	8,547	4,749	+80	6,416	4,556	+41
International	2,089	2,234	- 6	2,098	2,273	- 8

Total freight	10,636	6,983	+52	8,514	6,829	+25

Revenue per pound (yield):
U.S.	$.67	$.59	+14	$.65	$.58	+12
International	.75	.73	+3	.73	.75	- 3
Composite	.69	.63	+10	.67	.64	+5

1
The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

2
The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

  FedEx Express Revenues

    Total package revenue at FedEx Express decreased 10% and 7% year-over-year in the second quarter and first half of 2002, respectively, principally due to declines in domestic package volumes resulting from the terrorist attacks of September 11, as well as the economic slowdown. Total package yield remained relatively flat, while weight per package decreased 7% in the second quarter and first half of 2002. Effective yield management allowed yields to remain stable despite declining package weight and a slight reduction in fuel surcharge revenue.

    Second quarter revenues were significantly affected by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12 and flight operations resumed on the evening of September 13, 2001. We experienced significant costs and lost revenues related to shutting down and then restarting our airline. During the period our aircraft were grounded, both domestic and IP shipments were impacted. Total volumes at FedEx Express continue to be below levels experienced prior to September 11.

    IP package revenue decreased 7% and 5% year-over-year in the second quarter and first half of 2002, respectively. These declines were mostly seen in U.S. outbound shipments, which decreased 13% and 10% for the second quarter and first half of 2002, respectively.

    Total freight revenue for the second quarter and first half of 2002 increased 66% and 32%, respectively, due to improved domestic freight volume and yield, partially offset by a decline in international freight volume. Second quarter and first half results for 2002 reflect better than expected freight pounds from the U.S. Postal Service.

    On December 13, 2001, we signed an addendum to our transportation agreement with the U.S. Postal Service, effective for a 10-month period beginning January 1, 2002, which will allow us to carry incremental pounds of mail at higher committed volumes than required under the original agreement. These incremental volumes are at a more favorable rate to the U.S. Postal Service.

  FedEx Express Operating Income

    Operating income at FedEx Express for the second quarter of 2002 increased 14% from the prior year period. The improvement in operating income in the second quarter of 2002 is largely due to lower variable compensation expense and decreased maintenance and fuel expenses. Also, FedEx Express recognized $16.5 million of operating income from the resolution of a state sales tax matter in the second quarter of 2002, which is reflected as a reduction of other operating expenses.

    For the first half of 2002, operating income decreased 19%, principally due to negative revenue growth on a largely fixed cost structure.

    In the second quarter of 2002, FedEx Express recognized $116 million of compensation under the Act ($101 million of which was received as of November 30, 2001) for losses incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred since September 11.

    Fuel price played a significant role in the improvement in FedEx Express's operating income. While fuel usage was up due to incremental freight pounds transported under the U.S. Postal Service agreement, average price per gallon of aircraft fuel decreased 20% and 6% in the second quarter and first half of 2002, respectively. On November 5, 2001, we lowered our fuel surcharge to 3% based on a new index for calculating fuel surcharges on U.S. domestic and U.S. outbound shipments. This surcharge will be subject to adjustment monthly using a rounded average of the U.S. Gulf Coast spot price for a gallon of kerosene-type jet fuel, as published monthly by the U.S. Department of Energy. This method more closely links the surcharge to market prices for jet fuel.

    Rentals and landing fees were up 13% and 10% in the second quarter and first half of 2002, respectively, due to an increase in aircraft usage as a result of incremental U.S. domestic freight volume.

    Lower variable compensation was another major contributor to improved operating expenses year-over-year. While pension and medical costs were higher in the second quarter and first half of 2002, variable compensation costs (including incentive compensation and profit sharing) were down substantially in the second quarter and first half of 2002 due to a reduction in these programs. Management continues to exercise cost controls over discretionary spending.

    The commencement of our U.S. Postal Service agreements went smoothly and contractual reimbursement received from the U.S. Postal Service was sufficient to offset network expansion costs incurred during the first half of 2002, principally in increased salaries. U.S. Postal Service reimbursements are reflected as a credit to other operating expenses, which is predominantly the reason other operating expenses are down by 11% and 12% for the second quarter and first half of 2002, respectively.

FEDEX GROUND

    The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2001	2000		2001	2000
Revenues	$677	$582	+16	$1,301	$1,125	+16
Operating Expenses:
Salaries and employee benefits	133	117	+14	258	225	+15
Purchased transportation	260	227	+15	500	444	+13
Rentals	21	18	+17	37	32	+16
Depreciation and amortization	33	27	+22	63	52	+21
Fuel	1	1	—	3	2	+50
Maintenance and repairs	18	15	+20	36	31	+16
Intercompany charges	58	56	+ 4	117	109	+ 7
Other	73	64	+14	147	130	+13

Total operating expenses	597	525	+14	1,161	1,025	+13

Operating income	$80	$57	+40	$140	$100	+40

Average daily packages	1,826	1,648	+11	1,697	1,547	+10
Revenue per package (yield)	$5.98	$5.69	+ 5	$6.04	$5.68	+ 6

  FedEx Ground Revenues

    Revenues for FedEx Ground, for both the second quarter and first half of 2002, increased 16% from the comparable prior year periods due to increases in volumes and yield. FedEx Home Delivery contributed almost half of the new incremental revenue at FedEx Ground during the second quarter. We have added facilities and our expansion efforts are on track to achieve almost 100% U.S. coverage of our FedEx Home Delivery service by September 2002. The increase in average daily packages of 11% and 10% in the second quarter and first half of 2002, respectively, represents positive volume growth in the Overnight Ground, US Ground 2+days and FedEx Home Delivery markets. Our sales and marketing activities have been effective in attracting new small- and medium-sized customers that generate higher yielding package revenues. Incremental revenues for FedEx Ground residential deliveries and the February 2001 rate increase further contributed to the yield improvement.

  FedEx Ground Operating Income

    FedEx Ground's operating income for both the second quarter and first half of 2002 increased 40%, primarily due to package volume growth, higher yields and effective cost management. Productivity enhancements in both employee and contractor labor were also major contributors to the improved results this year. Increased depreciation, rental and other property-related expenses, due to new facility openings and expansions, as well as increased investments in information systems, partially offset the gains from improved productivity and increased revenues.

    On December 14, 2001, we announced that we are lowering our fuel surcharge to 0.75 percent effective January 7, 2002. We also announced that, beginning February 4, 2002, we will use an indexed method to calculate the fuel surcharge based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. This method more closely links the fuel surcharge to prevailing market prices for diesel fuel.

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

FEDEX FREIGHT

    The following table shows revenues, operating expenses and operating income (in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended 2001	Six Months Ended 2001
Revenues	$487	$998
Operating Expenses:
Salaries and employee benefits	289	587
Purchased transportation	14	30
Rentals	16	32
Depreciation and amortization	22	42
Fuel	19	39
Maintenance and repairs	22	45
Intercompany charges	2	4
Other	56	121

Total operating expenses	440	900

Operating income	$47	$98

Shipments per day	56,284	56,839
Weight per shipment (lbs)	1,112	1,116
Revenue per hundredweight	$12.55	$12.38

    FedEx Freight has experienced lower than expected volumes and revenues due to the economic slowdown. Revenues were also impacted by a decrease in the fuel surcharge. Both American Freightways and Viking Freight, Inc. ("Viking") implemented general rate increases of 5.9% on August 6, 2001. FedEx Freight has shown strong margins thus far in 2002 despite the tough economic environment. Yield management, enhanced productivity and cost control measures continue to be major focus areas for FedEx Freight in order to minimize the effects of a soft economy.

OTHER OPERATIONS

    Other operations include FedEx Custom Critical, Inc. ("Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc., whose subsidiaries form a global trade services company; FedEx Services, a provider of supply chain management services and sales, marketing and information technology support for our global brands; and certain unallocated corporate items. The operating results of Viking prior to December 1, 2000 are also included in this category.

    Revenues from other operations were $157 million (down 53%) and $321 million (down 51%) during the second quarter and first half of 2002, respectively. This decrease is largely because current year results for other operations no longer reflect Viking's revenues. The other significant factor in the decrease in revenues is lower revenues at Custom Critical, which are down for both the second quarter and first half of 2002 by 31% compared to the prior year periods. The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to key economic indicators, principally in the automotive industry, where volumes have continued to decline since the beginning of calendar 2001.

    Operating loss from other operations was $3 million in the second quarter of 2002, a decline of 118% from the prior year. The absence of Viking from current year results, the timing of the allocation of certain corporate charges and reduced results at Custom Critical are the principal reasons for the decrease.

FINANCIAL CONDITION

Liquidity

    Cash and cash equivalents totaled $248 million at November 30, 2001 compared to $121 million at May 31, 2001. Cash flows from operating activities for the first half of 2002 totaled $1,064 million compared to $835 million for the prior year period, reflecting aggressive working capital management. Cash flow from operations during the first half of 2002 exceeded our cash used in investing activities of $915 million, creating free cash flow of $149 million for the six-month period.

    We currently have $1.0 billion in revolving credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. These revolving credit facilities, consisting of a $750 million five-year facility and a $250 million 364-day facility, were entered into on September 28, 2001 and replaced our prior revolving credit facility. As of November 30, 2001, we had no commercial paper outstanding and the entire credit facilities were available. For more information regarding these credit facilities, see Note 4 of the accompanying financial statements.

    During the second quarter of 2002, we purchased 550,000 shares under our share repurchase program to provide shares for stock incentive programs.

    We believe that cash flow from operations, our commercial paper program and the credit facilities mentioned above will adequately provide for our working capital needs for the foreseeable future.

    The following cash-based measure is presented for our investors as an additional means of evaluating our financial condition because we incur significant noncash charges, including depreciation and amortization, related to the material capital assets utilized in our business. This measure should not be considered as a superior alternative to net income, operating income, cash from operations, or to any other operating or liquidity performance measure as defined by accounting principles generally accepted in the United States. The following table compares EBITDA (earnings before goodwill accounting changes, interest, taxes, depreciation and amortization) for the three- and six-month periods ended November 30 (in millions):

	Three Months Ended
				Six Months Ended
			Percent Change			Percent Change
	2001	2000		2001	2000
EBITDA	$773	$660	+17	$1,346	$1,270	+ 6

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

    The following table compares capital expenditures for the three- and six-months ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2001	2000	2001	2000
Aircraft and related equipment	$181	$207	$402	$286
Facilities and sort equipment	88	83	182	172
Information and technology equipment	73	101	141	181
Other equipment	95	88	212	180

Total capital expenditures	$437	$479	$937	$819

    We have historically financed a significant amount of our aircraft and certain other equipment needs using long-term operating leases. The determination to lease versus buy equipment is a financing decision, and both forms of financing are considered when evaluating the resources committed for capital. The amount that we would have expended to purchase these assets had we not chosen to obtain their use through operating leases is considered equivalent capital and is included in our internal capital budget. We had no equivalent capital expenditures during the first half of 2002 or 2001.

    The decrease in the second quarter of 2002 in capital spending year-over-year reflects management's cost reduction strategy. The increase in capital spending, during the first half of 2002, from the prior year period is due to the addition of American Freightways and to scheduled deliveries of aircraft that were planned and committed to well before the economic downturn. We will continue to manage capital spending based on current and anticipated volume levels where possible and defer or limit commitments where economically feasible to do so. We expect capital spending for all of 2002 to be less than 2001 capital expenditures. However, we plan to continue to make strategic capital investments, particularly in information technology and ground network expansion, in support of our long-term growth goals.

    For information on our purchase commitments, see Note 7 of the accompanying financial statements.

    We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

Euro Currency Conversion

    Since the beginning of the European Union's transition to the euro on January 1, 1999, our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies remained legal tender through December 31, 2001. We believe that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

* * *

    Certain statements contained in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, any impacts on our business resulting from the terrorist attacks that occurred on September 11, 2001, as well as general economic and competitive conditions in the markets where we operate, the timing and amounts of compensation we may be entitled to receive under the Air Transportation Safety and System Stabilization Act, increases in fuel costs and the ability to mitigate the effects of such increases through fuel surcharges and hedging activities, matching capacity to volume levels and other uncertainties detailed from time to time in our Securities and Exchange Commission filings and press releases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    As of November 30, 2001, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report on Form 10-K for the year ended May 31, 2001. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. However, foreign currency fluctuations during the second quarter of 2002 did not have a material effect on the results of operations for the period.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    At the 2001 annual meeting of stockholders held on September 24, 2001, FedEx's stockholders elected five class III directors to serve for a three-year term expiring at the 2004 annual meeting. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Judith L. Estrin	257,212,705	2,403,117
Philip Greer	257,171,050	2,444,772
J.R. Hyde, III	257,118,590	2,497,232
Shirley A. Jackson	257,166,840	2,448,982
Frederick W. Smith	245,100,194	14,515,628

    The Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ending May 31, 2002 was ratified by the stockholders by a vote of 256,955,620 for and 1,530,718 against. There were 1,129,484 abstentions.

    A stockholder proposal to urge the FedEx Board of Directors to take the necessary steps to nominate at least two candidates for each open Board position was withdrawn by its proponent prior to the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
  (b)
  Reports on Form 8-K.

    During the quarter ended November 30, 2001, the Registrant filed two Current Reports on Form 8-K. The September 24, 2001 report disclosed the authorization of the repurchase of up to 5 million shares of common stock. The October 17, 2001 report disclosed the implementation of an indexed fuel surcharge at FedEx Express.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: January 14, 2002	By:	/s/ JAMES S. HUDSON JAMES S. HUDSON CORPORATE VICE PRESIDENT STRATEGIC FINANCIAL PLANNING & CONTROL (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.

E–1

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX