Form 10-Q
period 2002-02-28
FEDEX CORP
filed 2002-04-12
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2002,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $.10 per share	Outstanding Shares at March 31, 2002 298,419,197

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets
February 28, 2002 and May 31, 2001	3-4
Condensed Consolidated Statements of Income
Three and Nine Months Ended February 28, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows
Nine Months Ended February 28, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7-15
Review of Condensed Consolidated Financial Statements by Independent Public Accountants	16
Report of Independent Public Accountants	17
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	18-29
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	30
PART II. OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	31
Signature	32
EXHIBIT INDEX	E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	February 28, 2002	May 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$220	$121
Receivables, less allowances of $95 and $96	2,433	2,506
Spare parts, supplies and fuel	254	269
Deferred income taxes	489	488
Prepaid expenses and other	129	117

Total current assets	3,525	3,501
Property and Equipment, at Cost	17,361	16,412
Less accumulated depreciation and amortization	9,017	8,312

Net property and equipment	8,344	8,100
Other Assets:
Goodwill	1,027	1,052
Other	801	739

Total other assets	1,828	1,791

	$13,697	$13,392

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	February 28, 2002	May 31, 2001
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$288	$221
Accrued salaries and employee benefits	696	700
Accounts payable	1,073	1,256
Accrued expenses	1,047	1,073

Total current liabilities	3,104	3,250
Long-Term Debt, Less Current Portion	1,809	1,900
Deferred Income Taxes	561	508
Other Liabilities	1,896	1,834
Commitments and Contingencies (Note 7)
Common Stockholders' Investment:
Common stock, $.10 par value; 800,000,000 shares authorized, 298,573,387 issued	30	30
Additional paid-in capital	1,123	1,120
Retained earnings	5,277	4,880
Treasury stock, at cost; deferred compensation and other	(37)	(74)
Accumulated other comprehensive income	(66)	(56)

Total common stockholders' investment	6,327	5,900

	$13,697	$13,392

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Revenues	$5,019	$4,839	$15,191	$14,512
Operating expenses:
Salaries and employee benefits	2,246	2,098	6,713	6,093
Purchased transportation	442	412	1,351	1,286
Rentals and landing fees	444	418	1,348	1,216
Depreciation and amortization	341	326	1,019	938
Fuel	244	302	817	865
Maintenance and repairs	306	270	910	858
Airline stabilization compensation	(3)	—	(119)	—
Other	762	822	2,247	2,408

	4,782	4,648	14,286	13,664

Operating income	237	191	905	848
Other income (expense):
Interest, net	(36)	(34)	(109)	(102)
Other, net	(7)	1	(7)	2

	(43)	(33)	(116)	(100)

Income before income taxes	194	158	789	748
Provision for income taxes	74	50	300	277

Income before cumulative effect of change in accounting principle	120	108	489	471
Cumulative effect of change in accounting for goodwill, net of tax benefit of $10	—	—	(15)	—

Net income	$120	$108	$474	$471

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$.40	$.38	$1.64	$1.65
Cumulative effect of change in accounting for goodwill	—	—	(.05)	—

Basic earnings per common share	$.40	$.38	$1.59	$1.65

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$.39	$.37	$1.61	$1.62
Cumulative effect of change in accounting for goodwill	—	—	(.05)	—

Diluted earnings per common share	$.39	$.37	$1.56	$1.62

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended February 28,
	2002	2001
Net Cash Provided by Operating Activities	$1,440	$1,026
Investing Activities:
Purchases of property and equipment	(1,301)	(1,272)
Proceeds from disposition of property and equipment:
Sale-leaseback transaction	—	80
Other dispositions	26	23
Acquisition of businesses, net of cash acquired	—	(467)
Other, net	8	(10)

Net cash used in investing activities	(1,267)	(1,646)
Financing Activities:
Proceeds from debt issuances	88	795
Principal payments on debt	(121)	(121)
Proceeds from stock issuances	65	18
Purchase of treasury stock	(114)	—
Other, net	8	—

Net cash (used in) provided by financing activities	(74)	692

Net increase in cash and cash equivalents	99	72
Cash and cash equivalents at beginning of period	121	68

Cash and cash equivalents at end of period	$220	$140

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Summary of Significant Accounting Policies

        These interim financial statements of FedEx Corporation ("FedEx") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2001. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of February 28, 2002, the consolidated results of our operations for the three- and nine-month periods ended February 28, 2002 and 2001, and our consolidated cash flows for the nine-month periods ended February 28, 2002 and 2001. Operating results for the three-and nine-month periods ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

        In 2001, we changed the actuarial valuation measurement date for our principal pension plans from May 31 to February 28 to conform to the measurement date used for our postretirement health care plans and to facilitate our planning and budgeting process. Additionally, we adopted a calculated value method for determining the fair value of plan assets, which is a method more consistent with the long-term nature of pension accounting. These changes had no material impact on reported net periodic pension cost, either cumulatively at June 1, 2001 or on a pro forma basis for any of the prior three fiscal years. These changes reduced total 2002 pension cost by approximately $32 million. However, our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected rate of return on plan assets. Due to a lower discount rate and a reduction in the value of plan assets at the measurement date for 2002 pension expense (February 28, 2001), our total net pension cost for 2002 will increase by approximately $90 million. An increase of $90-100 million is expected for 2003 based primarily on a continuing decline in the discount rate and a reduction in the expected long-term rate of return on plan assets. Management reviews the assumptions used to measure pension costs (including the discount rate and the expected long-term rate of return on pension assets) on an annual basis. Economic and market conditions at the measurement date may impact these assumptions from year to year.

        We are self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims, which includes claims incurred-but-not-reported.

        Effective June 1, 2001, we adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Prior to our adoption of SFAS 133, we accounted for our jet fuel hedging contracts under SFAS 80, "Accounting for Futures Contracts." Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in fuel expense upon settlement of the contract. In the past, we had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million net of tax) was recognized as a deferred charge in the May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified to be included as a component of accumulated other comprehensive income. This charge is being recognized in income in 2002 as the related fuel is purchased. We recognized $5 million ($3 million net of tax) of this amount in the third quarter of 2002 as an increase to fuel expense and $13 million ($8 million net of tax) in the nine months of 2002 (also see Note 3).

        The Emerging Issues Task Force ("EITF") issued EITF 01-10 in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $3 million of compensation under the Act in the third quarter of 2002. To date, we have classified all amounts recognized under this program ($119 million in the nine months of 2002, of which $101 million was received as of February 28, 2002) as a reduction of operating expenses under the caption "Airline stabilization compensation." While we believe we have complied with all aspects of the Act, compensation recognized is subject to audit and interpretation by the Department of Transportation ("DOT"). We have received a request from the DOT for additional information in support of our claim under the Act. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur. Our subsidiary, Federal Express Corporation ("FedEx Express"), had a small facility in the World Trade Center, where we lost an immaterial amount of leasehold improvements and equipment. Our operating lease payments on the facility have been suspended.

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

        Effective June 1, 2001, we early adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (third quarter 2002 goodwill amortization otherwise would have been $9 million, and $27 million year-to-date) and material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter, in connection with our annual budgeting process.

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

        The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and changes therein follows (in millions):

	May 31, 2001	Impairment Adjustment	February 28, 2002
FedEx Express	$357	$—	$357
FedEx Freight	595	—	595
Other	100	(25)	75

	$1,052	$(25)	$1,027

        In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets follow (in millions):

	February 28, 2002		May 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(31)	$73	$(27)
Technology based and other	63	(28)	63	(22)

Total	$136	$(59)	$136	$(49)

        Amortization expense for intangible assets during the third quarter of 2002 was $3.4 million ($10.4 million year-to-date). Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows (in millions):

Estimated Amortization Expense
2002 (remainder)	$3
2003	12
2004	8
2005	8
2006	8
2007	8

        Actual results of operations for the three- and nine-month periods ended February 28, 2002 and pro forma results of operations for the three- and nine-month periods ended February 28, 2001 had we applied the nonamortization provisions of SFAS 142 in those periods follow (in millions, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Reported net income	$120	$108	$474	$471
Add: Goodwill amortization, net of tax	—	4	—	11

Adjusted net income	$120	$112	$474	$482

Basic earnings per share
Reported net income	$.40	$.38	$1.59	$1.65
Goodwill amortization	—	.01	—	.04

Adjusted net income	$.40	$.39	$1.59	$1.69

Diluted earnings per share
Reported net income	$.39	$.37	$1.56	$1.62
Goodwill amortization	—	.01	—	.04

Adjusted net income	$.39	$.38	$1.56	$1.66

(3)    Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended February 28,
	2002	2001
Net income	$120	$108
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $1 and $1	(4)	4
Adjustment for jet fuel hedging contract charges recognized in income during period, net of deferred taxes of $2	3	—

Comprehensive income	$119	$112

	Nine Months Ended February 28,
	2002	2001
Net income	$474	$471
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of deferred tax benefit of $1	—	(1)
Foreign currency translation adjustments, net of deferred tax benefit of $1 and $4	(9)	(11)
Reclassification of deferred jet fuel hedging charge upon adoption of SFAS 133, net of deferred tax benefit of $6	(9)	—
Adjustment for jet fuel hedging contract charges recognized in income during period, net of deferred taxes of $5	8	—

Comprehensive income	$464	$459

(4)    Financing Arrangements

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and reduces the amount available under these agreements. At February 28, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.

        On December 12, 2001, the Memphis-Shelby County Airport Authority (the "Authority") issued $88 million of its Special Facilities Revenue Refunding Bonds, Series 2001 ("Series 2001 Bonds") at par, bearing interest annually at 5% and maturing on September 1, 2009. This obligation is reflected as a capital lease in long-term debt on our balance sheet. The Series 2001 Bonds were issued to provide funds to refund the 7.875% Special Facilities Revenue Bonds issued by the Authority in 1984 ("Series 1984 Bonds"). The Series 1984 Bonds were issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds obligate FedEx Express to make lease payments equal to principal and interest due on the bonds. FedEx Express has separately guaranteed repayment of the Series 2001 Bonds. The proceeds from the Series 2001 Bonds, along with other funds, including $9 million of proceeds from the liquidation of the Series 1984 Bonds Reserve

Fund, were used on January 23, 2002 to refund the Series 1984 Bonds ($93 million plus a 3% premium).

(5)    Computation of Earnings Per Share

        The calculation of basic and diluted earnings per share for the three- and nine-month periods ended February 28, 2002 and 2001 was as follows (in millions, except per share amounts):

	Three Months Ended February 28,				Nine Months Ended February 28,
	2002		2001		2002	2001
Net income		$120		$108	$474	$471

Weighted-average shares of common stock outstanding		298		288	298	286

Basic earnings per share	$	..40	$	..38	$1.59	$1.65

Weighted-average shares of common stock outstanding		298		288	298	286
Common equivalent shares:
Assumed exercise of outstanding dilutive options		17		15	16	14
Less shares repurchased from proceeds of assumed exercise of options		(11)		(10)	(11)	(10)

Weighted-average common and common equivalent shares		304		293	303	290

Diluted earnings per share	$	..39	$	..37	$1.56	$1.62

(6)    Business Segment Information

        We are a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by FedEx Express, the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service, and FedEx Freight Corporation ("FedEx Freight"), a leading provider of regional less-than-truckload ("LTL") freight services, formed in the third quarter of 2001. FedEx Freight includes American Freightways, Inc. ("American Freightways"), a multi-regional LTL carrier, and Viking Freight, Inc. ("Viking Freight"), an LTL carrier operating principally in the western United States. These operating companies comprise our reportable segments. Included within "Other" are the operations of FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Trade Networks, Inc., whose subsidiaries form a global trade services company; and FedEx Corporate Services, Inc. ("FedEx Services"), a provider of supply chain management services and sales, marketing and information technology ("IT") support for our global brands. Other also includes the operations of Viking Freight through November 30, 2000 and certain unallocated corporate items.

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

        For 2001 results, the FedEx Freight segment includes the operations of American Freightways from January 1, 2001 and the operations of Viking Freight from December 1, 2000.

        The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Revenue
FedEx Express	$3,776	$3,785	$11,328	$11,682
FedEx Ground	668	529	1,968	1,653
FedEx Freight	440	337	1,438	337
Other	135	188	457	840

	$5,019	$4,839	$15,191	$14,512

Operating income
FedEx Express	$145	$160	$575	$689
FedEx Ground	69	18	209	119
FedEx Freight	20	18	117	18
Other	3	(5)	4	22

	$237	$191	$905	$848

(7)    Commitments and Contingencies

        As of February 28, 2002, our purchase commitments for the remainder of 2002 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total
2002 (remainder)	$23	$277	$110	$410
2003	284	430	40	754
2004	58	362	13	433
2005	96	442	9	547
2006	76	403	8	487
2007	—	195	8	203

(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)
Primarily vehicles, facilities, computers and other equipment.

        FedEx Express is committed to purchase 10 DC10s, three MD11s, seven A300s, six A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express. Accordingly, all deposits and other capitalized costs related to the Ayres commitment were expensed in 2001. The purchase commitment amounts related to these aircraft are

$35 million, $96 million and $76 million in 2004, 2005 and 2006, respectively, and are included in the above table. Total commitments for years 2003 and thereafter exclude approximately $825 million due to the cancellation of certain contractual obligations to acquire 19 MD11 aircraft from an affiliate of SAirGroup, which filed for protection from creditors under Swiss law.

        In January 2001, FedEx Express entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation. No amounts for these aircraft are included in the table above.

        A class action lawsuit is pending in Federal District Court in San Diego, California against FedEx Express generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. The court has ruled for FedEx Express on all but the first eight days of the UPS strike. A hearing on plaintiffs' motion for summary judgment is scheduled for April 29, 2002. Should the plaintiffs prevail, we plan to appeal to the 9th Circuit Court of Appeals. A trial date is scheduled for June 2002 should the plaintiffs' motion for summary judgment be denied.

        Another class action lawsuit is pending in Illinois state court against FedEx Express generally alleging that FedEx Express imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of its contracts with customers. The court has certified the class and notices will be sent to class members during the fourth quarter of 2002.

        We believe that the claims in both of these cases are without merit. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. Given the nature and status of these claims, an estimate of potential loss, if any, cannot be made and no amounts have been provided for these contingencies.

        FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(8)    Supplemental Cash Flow Information

	Nine Months Ended February 28,
	2002	2001
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$133	$111
Income taxes	284	432
Non-cash investing and financing activities:
Fair value of assets acquired under exchange agreements	18	3
Fair value of treasury stock and common stock options issued in a business acquisition	—	506

        Non-cash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

(9)    Other Events

  FEDEX EXPRESS ASSET IMPAIRMENTS

        During the fourth quarter of 2001, asset impairments at FedEx Express related to aircraft were recorded in the amount of $102 million. All values were based on estimated fair market values. None of the impaired assets were being depreciated at the time of the impairment charge because none of the assets were available for their intended use. The impaired assets related to the MD10 program are held for disposal and we expect to complete the disposal in 2002. As of February 28, 2002, 9 of the 29 impaired aircraft have been scrapped at amounts approximating those previously estimated. Accordingly, no changes to our original estimates for the disposal values of these assets have been made.

  FEDEX SUPPLY CHAIN SERVICES RESTRUCTURING

        On April 24, 2001, FedEx Supply Chain Services, Inc., a subsidiary of FedEx Services, committed to a plan to reorganize part of its unprofitable, nonstrategic logistics business and reduce overhead. Total 2001 costs of $22 million were incurred in connection with this plan ($12 million of which were accrued at May 31, 2001). The reorganization was completed in 2002. Activity in the restructuring accrual through February 28, 2002 follows (in millions):

	Contract Settlement Costs	Severance and Separation Costs	Other Costs	Total
Balance at May 31, 2001	$5	$4	$3	$12
Less: First quarter payments made	(1)	(2)	(1)	(4)
Second quarter payments made	(1)	—	—	(1)
Third quarter payments made	—	—	(1)	(1)

Balance at February 28, 2002	$3	$2	$1	$6

(10)    Subsequent Events

  BUSINESS ACQUISITION

        On March 1, 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc. that provide customs clearance services exclusively for FedEx Express in four U.S. locations. The cost of this cash acquisition was $36.5 million. A substantial portion of the purchase price is expected to be allocated to goodwill.

  DEBT PREPAYMENT

        On April 5, 2002, we prepaid $100 million of senior notes that were assumed in the American Freightways acquisition in 2001. This long-term debt has been reclassified to current liabilities in the accompanying February 28, 2002 balance sheet.

REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of FedEx as of February 28, 2002, and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2002 and 2001, included herein, as indicated in their report thereon included on page 17.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of FedEx Corporation:

        We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (a Delaware corporation) and subsidiaries as of February 28, 2002 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FedEx Corporation as of May 31, 2001 (not presented herein), and, in our report dated June 27, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/ Arthur Andersen LLP

                      Arthur Andersen LLP

Memphis, Tennessee
March 19, 2002

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources of FedEx Corporation (also referred to herein as "FedEx"). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2002 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

Consolidated Results

Dollars in millions, except per share amounts
Three and nine months ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues	$5,019	$4,839	+4	$15,191	$14,512	+5
Operating income	237	191	+24	905	848	+7
Income before cumulative effect of change in accounting for goodwill	120	108	+11	489	471	+4
Net income	120	108	+11	474	471	+1
Diluted earnings per common share before cumulative effect of change in accounting for goodwill	$0.39	$0.37	+5	$1.61	$1.62	-1
Diluted earnings per common share	$0.39	$0.37	+5	$1.56	$1.62	-4

        The earnings improvement in the third quarter of 2002 over the comparable prior year period was primarily attributable to revenue and earnings growth at FedEx Ground. Operating income at this segment increased $51 million, reflecting volume growth in FedEx Ground's core business and reduced losses in our Home Delivery service. These factors, and the addition of American Freightways in the third quarter of 2001, also contributed to improved net income for the nine months of 2002, but were mitigated by continued softness in package volumes at FedEx Express.

        Volume levels in our FedEx Express domestic and international package services declined in the third quarter and nine months of 2002 as a result of continued weakness in the U.S. and global economies (particularly in the manufacturing and wholesale sectors), which has decreased demand for our higher-priced express services. Revenue from our agreement with the U.S. Postal Service and effective cost management helped soften the impact of reduced package volumes.

        Net income for the nine months of 2002 reflects the cumulative effect of an accounting change recorded in the first quarter of 2002. This change resulted from adoption of new rules from the Financial Accounting Standards Board ("FASB") for the treatment of goodwill and other intangible assets (see Note 2 to the accompanying financial statements). Adoption of these new rules resulted in the first quarter recognition of a $25 million ($15 million net of tax or $.05 per share) impairment charge to our recorded goodwill. Results for the third quarter and nine months of 2002 also reflect the cessation of $9 million and $27 million, respectively, of goodwill amortization from operating expenses, as required under the new accounting rules.

  Other Income and Expense and Income Taxes

        Net interest expense increased in both the third quarter and nine months of 2002 due to additional debt incurred for the American Freightways acquisition in the third quarter of 2001, partially offset by reduced commercial paper borrowings during 2002.

        Our effective tax rate for the third quarter of 2002 was 38% (compared to 31% in the prior year period). For the nine months of 2002, the effective tax rate was 38% (compared to 37% in the prior year period). The lower effective tax rate in the third quarter of the prior year was due to the utilization of excess foreign tax credits, which increased prior year third quarter net income by approximately $12.8 million or $.04 per share.

  Terrorist Attacks of September 11

        Fiscal 2002 second quarter operations were significantly affected by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. During the period our aircraft were grounded, both domestic and international priority ("IP") shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. We resumed air operations within hours of receiving clearance from the Federal Aviation Administration. While business levels at FedEx Ground and FedEx Freight were not materially affected, total volumes at FedEx Express declined substantially.

        In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), an emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. The Act provides for $5 billion to be used for financial assistance to airlines to offset losses caused by service disruptions and declines in business activity related to these attacks for the period September 11, 2001 through December 31, 2001.

        The Emerging Issues Task Force ("EITF") issued EITF 01-10 in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Act should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $3 million of compensation under the Act in the third quarter of 2002. To date, we have classified all amounts recognized under this program ($119 million in the nine months of 2002, of which $101 million was received as of February 28, 2002) as a reduction of operating expenses under the caption "Airline stabilization compensation." While we believe we have complied with all aspects of the Act, compensation recognized is subject to audit and interpretation by the Department of Transportation ("DOT"). We have received a request from the DOT for additional information in support of our claims under the Act. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

        Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may have on our results of operations or financial position. Furthermore, we are not certain how the events of September 11, or any subsequent terrorist activities, will ultimately impact the U.S. and global economies in general, and the air transportation industry in particular, and what effects these events will have on our costs or on the demand for our services.

  Outlook

        While we believe there is evidence that a modest economic recovery is underway, a significant portion of our U.S. domestic express business comes from the manufacturing and wholesale sectors, especially in the high technology area. Recovery in these sectors is still lagging the rest of the economy on a year-over-year basis. Until these key sectors experience sustained growth, volumes at FedEx Express are expected to remain soft.

        Our fourth quarter volume outlook for FedEx Express is for U.S. domestic average daily package volume to be approximately 2% below last year's fourth quarter and for IP shipments to be down about 1%. In addition, our dynamic fuel surcharge at FedEx Express effectively has a six-week lag before the surcharge is adjusted for increased fuel prices. Therefore, our operating income may be negatively affected should the spot price of jet fuel increase significantly in the fourth quarter. At FedEx Ground, fourth quarter volume is expected to grow about 16% year-over-year.

        We believe our diverse portfolio of services is the key factor to our long-term growth. The expansion of our Home Delivery network and continued development and cross selling of the diverse FedEx portfolio of services, particularly to small- and medium-sized businesses, is central to our strategy. Our website, fedex.com, is heavily utilized and has helped us reduce costs and improve customer satisfaction. We believe that our substantially fixed cost express network infrastructure will allow us to realize incremental profits when the economy recovers.

        Maintenance costs during the fourth quarter of 2002 are expected to be higher due to scheduled maintenance activities. Also, we accrued increased variable compensation in the third quarter of 2002 and expect to continue to do so in the fourth quarter. Our 2002 incentive compensation costs will be sharply reduced for most employees (including senior management). However, fourth quarter incentive compensation provisions will be higher year-over-year since the prior year's fourth quarter included reversals of incentive compensation that had been previously accrued.

        We expect pension and health care costs to continue to increase over the near term. Our net pension cost for 2002 will increase by approximately $90 million due to lower interest rates and a reduction in the value of plan assets. We expect next year's pension cost to increase by $90-100 million based on a continued decline in interest rates and a decrease in the expected return on pension plan assets. While employee retirement costs continue to rise, our retirement programs are well funded, with assets more than sufficient to meet our current obligations.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Also, in October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Both of these new statements will be adopted for FedEx beginning in 2003. We do not expect the application of these new accounting standards to have a material effect on our financial statements.

REPORTABLE SEGMENTS

        The formation of FedEx Services, effective at the beginning of 2001, represented the implementation of a business strategy wherein the sales, marketing and information technology functions of our FedEx Express and FedEx Ground reportable segments were combined to form a shared services operation that supports the package businesses of both of these segments. FedEx

Services provides our customers with a single point of contact for all express and ground services. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and information technology functions.

        The costs for these activities are now allocated based on metrics such as relative size of operations and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express and FedEx Ground, and certain other costs such as corporate management fees.

FEDEX EXPRESS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues:
Package:
U.S. overnight box(1)	$1,299	$1,425	-9	$3,970	$4,388	-10
U.S. overnight envelope(2)	424	451	-6	1,309	1,379	-5
U.S. deferred	618	639	-3	1,775	1,891	-6

Total domestic package revenue	2,341	2,515	-7	7,054	7,658	-8
International Priority (IP)	899	945	-5	2,807	2,952	-5

Total package revenue	3,240	3,460	-6	9,861	10,610	-7
Freight:
U.S.	357	157	+127	892	496	+80
International	90	103	-13	286	321	-11

Total freight revenue	447	260	+72	1,178	817	+44
Other	89	65	+37	289	255	+13

Total revenues	$3,776	$3,785	—	$11,328	$11,682	-3

Operating Expenses:
Salaries and employee benefits	$1,611	$1,574	+2	$4,787	$4,752	+1
Purchased transportation	136	144	-6	422	441	-4
Rentals and landing fees	382	356	+7	1,151	1,053	+9
Depreciation and amortization	204	199	+3	602	596	+1
Fuel	226	275	-18	748	817	-8
Maintenance and repairs	242	216	+12	718	722	-1
Airline stabilization compensation	(3)	—	n/a	(119)	—	n/a
Intercompany charges	333	321	+4	990	993	—
Other	500	540	-7	1,454	1,619	-10

Total operating expenses	3,631	3,625	—	10,753	10,993	-2

Operating income	$145	$160	-9	$575	$689	-17

Package:
Average daily packages:
U.S. overnight box	1,193	1,288	-7	1,167	1,278	-9
U.S. overnight envelope	698	749	-7	698	755	-8
U.S. deferred	958	962	—	871	920	-5

Total domestic packages	2,849	2,999	-5	2,736	2,953	-7
IP	332	340	-2	335	345	-3

Total packages	3,181	3,339	-5	3,071	3,298	-7

Revenue per package (yield):
U.S. overnight box	$17.56	$17.84	-2	$17.91	$18.08	-1
U.S. overnight envelope	9.78	9.70	+1	9.86	9.62	+2
U.S. deferred	10.41	10.71	-3	10.72	10.81	-1
Domestic composite	13.25	13.52	-2	13.57	13.65	-1
IP	43.75	44.89	-3	44.14	44.99	-2
Composite	16.43	16.71	-2	16.90	16.93	—
Freight:
Average daily pounds:
U.S.	8,985	4,204	+114	7,254	4,441	+63
International	1,989	2,164	-8	2,063	2,238	-8

Total freight	10,974	6,368	+72	9,317	6,679	+39

Revenue per pound (yield):
U.S.	$.64	$.60	+7	$.65	$.59	+10
International	.73	.77	-5.73		.75	-3
Composite	.66	.66	—	.67	.64	+5

(1)
The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

(2)
The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

  FedEx Express Revenues

        Revenues and volumes at FedEx Express continue to be below levels experienced prior to the economic slowdown and the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. We experienced significant costs and lost revenues related to shutting down, and then restarting, our airline operations. During the period our aircraft were grounded, both domestic and IP shipments were impacted.

        Total package revenues decreased at FedEx Express in both the third quarter and nine months of 2002. In the third quarter of 2002, domestic package revenue decreased 7% (on 5% lower average daily domestic packages and a 2% lower yield). Domestic package revenue was 8% lower for the nine months of 2002 (on 7% lower average daily domestic packages and a 1% lower yield). IP package revenue decreased 5% year-over-year in both the third quarter and nine months of 2002. These declines were mostly experienced in U.S. outbound shipments, which decreased 11% in the third quarter and 10% in the nine months of 2002.

        Despite a difficult economic environment, pricing has remained stable. However, package yields are lower in both the third quarter and nine months of 2002 in virtually all product categories due to the decline in fuel surcharge revenue and a decrease in average weight per package. In the second quarter of 2002, we implemented a new index for determining our fuel surcharge. Using this new index, the fuel surcharge was 2% in December, 1% in January and 0% in February. In contrast, the third quarter of 2001 included a 4% fuel surcharge for the entire period. Excluding the effects of the fuel surcharge, yield per pound increased in the third quarter of 2002.

        Total freight revenue for both the third quarter and nine months of 2002 increased significantly due to improved domestic freight volume and yield, reflecting the impact of the U.S. Postal Service agreement. On December 13, 2001, we signed an addendum to our transportation agreement with the U.S. Postal Service, effective for a 10-month period beginning January 1, 2002, which allows us to carry incremental pounds of mail at higher committed volumes than required under the original agreement. These incremental volumes are at a more favorable rate to the U.S. Postal Service.

  FedEx Express Operating Income

        Year-over-year, operating income at FedEx Express decreased 9% for the third quarter and 17% through the nine months of 2002. Negative revenue growth on a largely fixed cost structure more than offset continued cost management actions.

        Salaries, wages and benefits increased for the quarter and year-to-date periods as reductions in hours were not sufficient to offset base salary increases and higher pension and medical costs. Compared to the prior year periods, incentive compensation provisions were down significantly for the nine months of 2002 but were flat in the third quarter.

        Rentals and landing fees were higher in the third quarter and nine months of 2002 primarily due to an increase in aircraft usage as a result of incremental U.S. domestic freight volume. Also, maintenance expenses were 12% higher in the third quarter of 2002 (while relatively flat in the nine month period) due to scheduled maintenance activities.

        Total fuel expenses were lower in the third quarter and nine months of 2002 as a result of lower fuel prices. While fuel usage was higher due to incremental freight pounds transported under the U.S. Postal Service agreement, average price per gallon of aircraft fuel decreased 27% in the third quarter and 14% for the nine months of 2002. Because of the lag that exists before fuel surcharges are adjusted for changes in fuel prices, we may be exposed to net incremental fuel costs should the spot price of jet fuel increase significantly in the fourth quarter.

        Contractual reimbursements received from the U.S. Postal Service have substantially offset network expansion costs incurred during the third quarter and nine months of 2002, principally in increased salaries. U.S. Postal Service reimbursements are reflected as a credit to other operating expenses, which is the principal reason other operating expenses were comparatively lower in the third quarter and nine months of 2002. However, this reimbursement had no effect on operating income as it represented the recovery of incremental costs incurred.

        In the second quarter of 2002, FedEx Express recognized $16.5 million of operating income from the resolution of a state sales tax matter, which is reflected as a reduction of other operating expenses for the nine months of 2002.

FEDEX GROUND

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues	$668	$529	+26	$1,968	$1,653	+19
Operating Expenses:
Salaries and employee benefits	134	112	+20	392	337	+16
Purchased transportation	258	213	+21	758	657	+15
Rentals	18	17	+6	55	49	+12
Depreciation and amortization	34	29	+17	97	80	+21
Fuel	1	3	-67	3	5	-40
Maintenance and repairs	19	16	+19	54	47	+15
Intercompany charges	60	52	+15	177	161	+10
Other	75	69	+9	223	198	+13

Total operating expenses	599	511	+17	1,759	1,534	+15

Operating income	$69	$18	+283	$209	$119	+76

Average daily packages	1,749	1,441	+21	1,714	1,512	+13
Revenue per package (yield)	$6.16	$5.82	+6	$6.08	$5.72	+6

  FedEx Ground Revenues

        Core business growth and increasing popularity of the FedEx Home Delivery service helped FedEx Ground realize double-digit revenue growth in both the third quarter and nine months of 2002 as both volumes and yields increased. Our sales and marketing activities have been effective in attracting new small- and medium-sized customers that generate higher yielding package revenues. More than one-third of third quarter volume growth is attributable to our FedEx Home Delivery service. Our FedEx Home Delivery service has added facilities to reach almost 90% coverage of the U.S. population. Expansion efforts are on track to achieve nearly 100% U.S. coverage by September 2002.

        The increases in average daily packages represent positive volume growth in all of FedEx Ground's principal markets. Yields increased 6% during the third quarter over the prior year period due to a January 2002 rate increase and higher revenue from ancillary charges.

  FedEx Ground Operating Income

        FedEx Ground's operating income significantly increased in the third quarter and nine months of 2002 primarily due to package volume growth, higher yields and effective cost management. Productivity enhancements in both employee and contractor labor were also major contributors to the improved results this year. While Home Delivery is still operating at a loss, during the third quarter of 2002 we realized a $6 million improvement from the third quarter 2001 loss. We expect the Home Delivery service to become profitable sometime in 2004.

FEDEX FREIGHT

        The following table shows revenues, operating expenses and operating income (in millions) and selected statistics for the three- and nine-month periods ended February 28:

	Three Months Ended
			Nine Months Ended 2002(2)
	2002	2001(1)
Revenues	$440	$337	$1,438
Operating Expenses:
Salaries and employee benefits	275	198	862
Purchased transportation	12	9	42
Rentals	16	11	48
Depreciation and amortization	23	18	65
Fuel	14	18	53
Maintenance and repairs	20	15	65
Intercompany charges	2	1	6
Other	58	49	180

Total operating expenses	420	319	1,321

Operating income	$20	$18	$117

Shipments per day	52,585	54,176	55,458
Weight per shipment (lbs)	1,108	1,132	1,114
Revenue per hundredweight	$12.39	$11.80	$12.39

(1)
Third quarter results for 2001 include only two months of operations for American Freightways.

(2)
Prior year results for the nine months are not presented because FedEx Freight was not formed until the third quarter of 2001 and comparisons are not meaningful.

        We announced in February 2002 that American Freightways and Viking Freight are being rebranded over the next three years under the name "FedEx Freight." We believe this will allow us to take advantage of the FedEx brand and create additional synergies, which will give us a competitive advantage in the less-than-truckload segment. The costs for this rebranding are expected to be approximately $40 to $45 million over the next 36 months.

        Revenues were impacted by a decrease in our fuel surcharge and lower than expected volumes due to the economic slowdown. In the third quarter of 2002 (based on the portion of the quarter which includes both American Freightways and Viking Freight in the prior year), average shipments per day were down 3% and weight per shipment was down 2%, while revenue per hundredweight was up 5%.

        Yield management, enhanced productivity and cost control measures continue to be major focus areas for FedEx Freight in order to minimize the effects of a soft economy and a highly competitive pricing environment.

OTHER OPERATIONS

        Other operations include FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, whose subsidiaries form a global trade services company; FedEx Services, a provider of supply chain management services and sales, marketing and IT support for our global brands; and certain unallocated corporate items. The operating results of Viking Freight prior to December 1, 2000 are also included in this category.

        Revenues from other operations were $135 million (down 28%) in the third quarter and $457 million (down 46%) for the nine months of 2002. A majority of the decreased revenues from other operations is because current year results for this category no longer reflect Viking Freight's revenues. Also, the economic downturn has contributed to lower revenues at FedEx Custom Critical (which are down 21% in the third quarter and 29% in the nine months of 2002). The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to key economic indicators, principally in the automotive industry, where volumes have continued to decline since the beginning of calendar 2001.

        On March 1, 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc. that provide customs clearance services exclusively for FedEx Express in four U.S. locations. The cost of the acquisition was $36.5 million, which was paid entirely with cash. A substantial portion of the purchase price is expected to be allocated to goodwill.

FINANCIAL CONDITION

Liquidity

        Cash and cash equivalents totaled $220 million at February 28, 2002 compared to $121 million at May 31, 2001. Cash flows from operating activities for the nine months of 2002 totaled $1,440 million compared to $1,026 million for the prior year period, reflecting aggressive working capital management, principally in accounts receivable collections. Cash flow from operations during the nine months of 2002 exceeded our cash used in investing activities of $1,267 million, creating free cash flow of $173 million for the nine-month period.

        During the third quarter of 2002 we purchased 1.8 million shares (2.2 million in the nine months of 2002) under our 5.0 million share repurchase program to provide shares for stock incentive programs.

        We currently have $1.0 billion in revolving credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of February 28, 2002, we had no commercial paper outstanding and the entire credit facilities were available. For more information regarding these credit facilities, see Note 4 of the accompanying financial statements.

        We believe that cash flow from operations, our commercial paper program and the credit facilities mentioned above will adequately provide for our working capital needs for the foreseeable future.

        The following cash-based measure is presented as an additional means of evaluating our financial condition because we incur significant noncash charges, including depreciation and amortization, related to the material capital assets utilized in our business. This measure should not be considered as a superior alternative to net income, operating income, cash from operations, or any other operating or liquidity performance measure as defined by accounting principles generally accepted in the United

States. The following table compares EBITDA (earnings before cumulative effect of goodwill accounting change, interest, taxes, depreciation and amortization) for the three- and nine-month periods ended February 28 (in millions):

	Three Months Ended
				Nine Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
EBITDA	$571	$519	+10	$1,917	$1,788	+7

Capital Resources

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

        The following table compares capital expenditures for the three- and nine-months ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
Aircraft and related equipment	$217	$216	$619	$502
Facilities and sort equipment	55	81	236	253
Information and technology equipment	46	84	205	265
Other equipment	47	72	241	252

Total capital expenditures	$365	$453	$1,301	$1,272

        The third quarter 2002 decrease in capital spending reflects management's cost reduction actions. The slight increase in capital spending during the nine months of 2002 is due to the addition of American Freightways and to scheduled deliveries of aircraft that were planned and committed to well before the economic slowdown. We will continue to manage capital spending based on current and anticipated volume levels and defer or limit capital additions where economically feasible. We expect capital spending for all of 2002 to be less than 2001 capital expenditures, which aggregated $1.9 billion. However, we plan to continue to make strategic capital investments, particularly in information technology and ground network expansion, in support of our long-term growth goals.

        We have historically financed a significant amount of our aircraft needs (and certain other equipment needs) using long-term operating leases (a type of "off-balance sheet financing"), which is a common practice in the airline industry. The determination to lease versus buy equipment is a financing decision, and both forms of financing are considered when evaluating the resources committed for capital. The amount that we would have expended to purchase these assets had we not chosen to obtain their use through operating leases is considered equivalent capital and is included in our internal capital budget. We had no equivalent capital expenditures during the nine months of 2002 or 2001.

        Certain of our aircraft operating leases were arranged using special purpose entities under terms that are considered customary in the airline industry. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the footnotes to our annual report and in the table below. The FASB is currently evaluating the criteria for consolidation of special purpose entities which could affect the accounting for certain of our operating leases. However, credit rating agencies routinely use the information concerning our operating leases to calculate our debt capacity, and our debt covenants would not be adversely affected by the capitalization of some or all of our operating leases. Therefore, we do not expect a change in the views by outside agencies of our financial condition if accounting rules should be revised and we are required to capitalize some of our operating leases.

        We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs. For information on our purchase commitments, see Note 7 of the accompanying financial statements as well as the table below.

Contractual Obligations

        The following table sets forth a summary of our contractual cash obligations as of February 28, 2002. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year (in millions)
CONTRACTUAL CASH OBLIGATIONS	FY02 (remainder)	FY03	FY04	FY05	FY06	Thereafter	Total
Obligations reflected in balance sheet:
Long-term debt	$286	$31	$250	$5	$275	$1,043	$1,890
Capital lease obligations	4	15	15	15	15	275	339
Other cash obligations not included in balance sheet:
Operating leases	322	1,261	1,158	1,092	990	9,371	14,194
Unconditional purchase obligations	410	754	433	547	487	347	2,978

Total	$1,022	$2,061	$1,856	$1,659	$1,767	$11,036	$19,401

        In addition, we have other commercial commitments incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain self-insurance programs. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with the instruments as the liabilities for these self-insurance programs are already reflected in our balance sheet as accrued expenses and other long-term liabilities. We also have guarantees, amounting to $137 million at February 28, 2002, under certain operating leases for the residual values of aircraft, vehicles and facilities at the end of the operating lease periods. These guarantees are not reflected in our balance sheet since they are not currently considered probable; therefore, they do not represent liabilities under accounting principles generally accepted in the United States.

Euro Currency Conversion

        Since the beginning of the European Union's transition to the euro on January 1, 1999, our subsidiaries were prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies remained legal tender through January 1, 2002. We did not experience a material impact on our consolidated financial position, results of operations or cash flows from the introduction of the euro and any price transparency brought about by its introduction and the phasing out of the legacy currencies. Costs associated with the euro project were expensed as incurred and were funded entirely by internal cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of February 28, 2002, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report on Form 10-K for the year ended May 31, 2001. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during the third quarter of 2002 did not have a material effect on our results of operations for the period.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.
Exhibit Number	Description of Exhibit
10.1
Amendment No. 2 dated January 21, 2002, amending the Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
(b)
Reports on Form 8-K.

  During the quarter ended February 28, 2002, FedEx Corporation filed one Current Report on Form 8-K. The December 13, 2001 report disclosed the terms of the addendum to the January 10, 2001 contract between FedEx Express and the United States Postal Service.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: April 12, 2002	/s/ JAMES S. HUDSON JAMES S. HUDSON CORPORATE VICE PRESIDENT STRATEGIC FINANCIAL PLANNING & CONTROL (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amendment No. 2 dated January 21, 2002, amending the Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.

E-1

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX