Form 10-K
period 2002-05-31
FEDEX CORP
filed 2002-07-19
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-15829

FEDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1721435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        As of July 15, 2002, 297,626,098 shares of the Registrant’s common stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of such stock on the New York Stock Exchange) was approximately $13.9 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2002 annual meeting of stockholders to be held on September 30, 2002 are incorporated by reference in response to Part III of this Report.

FINANCIAL STATEMENT SCHEDULE

Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1

Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2

Schedule II—Valuation and Qualifying Accounts	S-2

EXHIBITS

Exhibit Index	E-1

PART I

Item 1.     Business

Introduction

FedEx Corporation (“FedEx”) is a leading global provider of transportation, e-commerce and supply chain management services. Services offered by FedEx companies include worldwide express delivery, ground small-package delivery, less-than-truckload (“LTL”) freight delivery, global logistics, supply chain management and customs brokerage, as well as trade facilitation and electronic commerce solutions. FedEx offers its integrated business solutions through a portfolio of operating companies, including:

•
Federal Express Corporation (“FedEx Express”).    FedEx Express is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product.

•
FedEx Ground Package System, Inc. (“FedEx Ground”).    FedEx Ground is North America’s second largest provider of business and residential money-back guaranteed ground package delivery services. FedEx Ground provides low-cost residential deliveries to most major U.S. markets through its FedEx Home Delivery service.

•
FedEx Freight Corporation (“FedEx Freight”).    FedEx Freight is the largest regional LTL carrier in the United States and comprises FedEx Freight East, Inc., formerly known as American Freightways, a multiregional LTL carrier, and FedEx Freight West, Inc., formerly known as Viking Freight, an LTL carrier operating principally in the western United States.

•
FedEx Custom Critical, Inc. (“FedEx Custom Critical”).    FedEx Custom Critical is North America’s largest surface-expedited carrier, offering non-stop, time-specific, door-to-door delivery of time-critical and special-handling shipments within the United States, Canada and Europe.

•
FedEx Trade Networks, Inc. (“FedEx Trade Networks”).    FedEx Trade Networks facilitates global transportation and logistics services by providing customs brokerage, trade consulting, information technology, e-clearance and air and ocean freight forwarding solutions.

•
FedEx Corporate Services, Inc. (“FedEx Services”).    FedEx Services comprises the consolidated sales, marketing and technology support for FedEx Express and FedEx Ground and offers complete supply chain management solutions through its FedEx Supply Chain Services, Inc. subsidiary.

FedEx was incorporated in Delaware in 1997 to serve as the holding company parent of FedEx Express and each of our other operating companies. Through our holding company and our FedEx Services subsidiary, we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our services, are functions that are best coordinated across subsidiary lines. Through the use of advanced information systems that connect the FedEx companies, we make it easy and convenient for our customers to use the full range of FedEx services.

By competing collectively under the FedEx banner, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool.

Among the many reputation awards we received during 2002 were the following:

•	FedEx ranked seventh on FORTUNE magazine’s list of the “World’s Most Admired Companies” and eighth on FORTUNE’s list of “America’s Most Admired Companies.”

•	FedEx ranked eighth in “corporate reputation” on The Wall Street Journal’s Harris Interactive/Reputation Institute RQ Gold Survey.

•	FedEx was listed among FORTUNE’s “100 Best Companies to Work for in America,” a list that we have made every year it has been published.

•	FedEx was included on FORTUNE’s list of the “50 Best Companies for Minorities.”

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. It is our people—our greatest asset—that give us our strong reputation. In addition to superior physical and information networks, FedEx has the best human network anywhere, with more than 214,000 employees and contractors who will do “absolutely, positively” whatever it takes to serve our customers.

For financial information concerning our reportable business segments, refer to Note 13 of the accompanying audited financial statements.

Except as otherwise indicated, any reference to a year means our fiscal year ended May 31 of the year referenced.

FedEx Operating Strategy

Our strategy is to have focused operating companies that excel in each segment of the global transportation and logistics marketplace and to create synergies across companies through coordinated sales and marketing programs enhanced by state-of-the-art information technology. Each subsidiary generally serves a separate and distinct sector of the market. We believe that operating independent transportation networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each of our businesses. Each of the FedEx subsidiaries is free to focus exclusively on the market sectors in which it has the most expertise. Everything about the companies—the operations, the cost structure, the policies and the culture—is designed to successfully serve the unique customer needs of a particular market segment.

While each of our subsidiaries operates independently, completely focused on the distinct needs of its market segment, we compete collectively by combining many of the functions that are related to customer communication and information. Our collective approach also allows customers to select the right network, for the right place, and at the right price, through a single point of access. Because our subsidiaries compete collectively, we have the flexibility to provide customized delivery and logistics solutions for our customers. As an example, during 2002, FedEx Trade Networks began two new offerings for bundled services: FedEx Trade Networks Ocean-Ground DistributionSM and FedEx Trade Networks Air-Ground DistributionSM. By bundling services offered by other FedEx operating companies, FedEx Trade Networks enables customers to ship from Asia and Europe to multiple destinations within North America. For instance, 7-Eleven, Inc., the world’s largest convenience store retailer, used FedEx Trade Networks’ new bundled service to improve its distribution model for holiday products sourced in Asia. FedEx Trade Networks managed the entire distribution process from origin to destination, including freight forwarding by ocean, ground transportation using the LTL freight services of FedEx Freight, and small package distribution using FedEx Ground.

FedEx Services sells and markets the full portfolio of services offered by FedEx Express and FedEx Ground and provides customer-facing solutions that meet customer needs. We speak to customers with one voice, and provide them with a single access point to our services, while allowing the operating companies to deliver their services at the lowest cost with the highest level of service. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express and FedEx Ground package tracking, customer service and invoicing information. In addition, we have combined FedEx Express and FedEx Ground domestic shipping functionality on our FedEx® Ship Manager proprietary computer system and FedEx InsightSM Web-based application. This permits customers to use the dedicated computer installed in their offices or FedEx software and, with a few keystrokes, switch between FedEx Express and FedEx Ground domestic shipping services and view real-time status information on inbound, outbound and third-party payor FedEx Express and FedEx Ground shipments.

Our strategy is to leverage and extend one of our greatest assets, the FedEx brand, and to provide our customers with an integrated set of business solutions. Our customers increasingly want a single solution that can meet all of their global transportation needs. Our goal is to provide them convenient access to our powerful collection of express, ground, freight, logistics, supply chain, customs brokerage, trade facilitation and electronic commerce solutions.

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

FedEx Growth Strategy

We have developed a strategy for growth that allows us to profit from four trends shaping the new economy:

Increase in High-Tech and High-Value-Added Businesses.    Although recovery in the high-tech and high-value-added goods sectors has lagged the rest of the economy, we believe these sectors will experience strong growth as a percentage of total economic activity over the long term. Information technology alone contributes significantly to real economic growth in the United States and overseas. The high-value-added sector, however, is broader, including pharmaceuticals, automotive goods, electronics, high-fashion goods, aviation products and other goods with high value per pound. Our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.

Globalization.    As the world’s economy becomes more fully integrated, and as barriers and borders to trade continue to decrease, companies are sourcing and selling globally. With global sourcing and selling, companies have streamlined their supply chains and opened new markets. The percentage of United States gross domestic product related to international trade has increased substantially over the past 30 years and continues to grow. This, in turn, has opened multiple legs of transportation on both the in-bound “sourcing” side and the out-bound “selling” side. With customers in 212 countries, we facilitate this supply chain through our global reach, delivery services and information capabilities.

Acceleration of the Supply Chain.    A supply chain is the series of transportation and information exchanges required to convert raw materials into finished, delivered goods. The acceleration of companies’ supply chains—the increase of fast-cycle logistics—is the third major trend affecting the new economy. As the economy has become increasingly global, it has also become more fast-paced. Companies cannot wait weeks to source components and finished goods from around the world, especially in high-tech industries with high obsolescence rates, so companies of all sizes depend on the delivery of just-in-time inventory to help them compete faster and more efficiently. We believe that the future of logistics will, therefore, be not in operating brick-and-mortar warehouses, but in providing information-intensive services that increase the value, visibility and velocity of the goods in customers’ supply chains. We have taken advantage of the move toward faster, more efficient supply chains, by helping customers substitute near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

Growth of the Internet and E-Commerce.    E-commerce is a major catalyst of the new economy and remains a vital growth engine for businesses today. It makes low-cost standardized information exchange available to anyone with a personal computer, regardless of time or space. Business-to-consumer e-commerce sales are rapidly growing. Recent projections by Forrester Research, Inc. place online retail sales at $561.8 billion by 2006. We are leveraging the strength of the FedEx portfolio in the business-to-consumer market through our FedEx Home Delivery service. This service provides a money-back guaranteed, low-cost solution to the rapidly increasing number of businesses, including e-tailers, who ship large volumes to residential customers. While consumer purchases over the Internet continue to grow, the business-to-business e-commerce marketplace is substantially larger. Business-to-business e-commerce is estimated by Forrester Research to exceed the $12.2 trillion sales mark by 2006. According to Forrester Research, computers and electronics, already two of FedEx’s largest customer groups, currently account for almost one-fourth of this category, and supply chains are increasingly moving online.

While the momentum of these four macro-trends slowed in the face of recession and in the aftermath of the September 11, 2001 terrorist attacks, we firmly believe these trends are irreversible and have set the stage for full economic recovery. We believe that FedEx is well positioned to capitalize on these trends, resulting in stronger long-term growth, productivity and profitability. We intend to achieve these goals by a commitment to the following five growth strategies:

•
Growth of Core Transportation Business.    Our commitment to grow our express, ground and freight businesses is evidenced by initiatives we are carrying out with respect to each of these three segments. At FedEx Express, the successful launch of our two agreements with the U.S. Postal Service is greatly expanding our drop-box business and providing more efficient and profitable utilization of our air transport network. At FedEx Ground, we are continuing to expand our FedEx Home Delivery service and expect to achieve nearly 100% U.S. coverage by mid-September 2002. At FedEx Freight, we recently began a program to rebrand its two operating companies, American Freightways and Viking Freight, as FedEx Freight. We believe this rebranding initiative will further solidify FedEx Freight’s position as the largest regional LTL carrier in the United States.

•
Growth of International Business.    FedEx Express has the broadest international air cargo transportation network in the world. To facilitate the use of this network, we have strengthened our international trade consulting services and offer a variety of online tools that enable customers to more easily determine and comply with international shipping requirements. In addition, we have expanded our international air transportation network in Europe and in Asia. Looking forward to our future needs, we have agreed to purchase ten Airbus A380 aircraft. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of the FedEx Express global network later this decade.

•
Growth of Supply Chain Capabilities.    FedEx Supply Chain Services is reorganizing its logistics business to increase its focus on alliance-based and information technology-sensitive business, as well as business that will utilize the services of other FedEx operating companies. Meanwhile, the newly rebranded FedEx Freight and FedEx Trade Networks companies continue to provide customers with a fuller range of transportation services, including bundled services in cooperation with other FedEx operating companies. In June 2002, FedEx Freight East launched a pioneering service, FedEx Freight Next Day PlusSM, to assist companies in reducing inventory cycle times. With the new money-back guaranteed service, FedEx Freight East delivers shipments via truck in selected lanes up to 900 miles by the next business day, well over the regional LTL industry standard of up to 500 miles by the next day. FedEx Freight Next Day Plus is designed for businesses that are challenged to keep inventories low or to get their products to specific markets consistently ahead of the competition. The extended coverage of FedEx Freight Next Day Plus may allow shippers to trim a day out of their supply chains or even eliminate costly distribution centers, while still getting products to market in the time they need.

•
Growth Through E-Commerce and Technology.    We are continuously upgrading our e-commerce and technological capabilities to further FedEx as the shipper of choice for consumers. For instance, FedEx Ground handlers wear ring scanners that capture and transmit package data, which facilitates the highest level of package visibility in the ground market. As a result, we are now able to offer FedEx Insight, a revolutionary Web-based application that offers visible current status on inbound, outbound and third-party payor shipments, to FedEx Ground customers. Over the past year, we have continued to introduce new services, including MyFedEx.com, which allows customers to customize the way they view and interact with our Web site, fedex.com. Our Web site integrates shipping and package-status tracking for both FedEx Express and FedEx Ground and supports 198 individual countries and 11 local languages. FedEx automated transactions, including those on our Web site, generate over 2 million shipments per day, or about two-thirds of FedEx Express’s domestic volume.

•
Growth Through Alliances.    We believe that business alliances, particularly overseas, are an efficient means to extend our services and networks without a large commitment of capital resources. The recent alliance between FedEx Trade Networks and European freight forwarder Frans Maas and our agreements with the U.S. Postal Service, which were successfully launched in 2002, provide examples of how we improve profitability and extend our service levels through business alliances.

FedEx Companies

The following describes in more detail the business of each of our principal operating companies, as well as FedEx Services:

FedEx Express

Introduction

FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 212 countries. FedEx Express offers time-certain delivery within one to three business days, serving markets that comprise more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s extensive air route authorities and transportation infrastructure, combined with its leading-edge information technologies, make it the world’s largest express-distribution company. FedEx Express employs more than 135,600 employees and operates approximately 55,500 drop-off locations, 647 aircraft and 50,000 vehicles and trailers in its integrated global network.

Delivery Services

Domestic

FedEx Express offers three U.S. overnight delivery services: FedEx First Overnight®, FedEx Priority Overnight® and FedEx Standard Overnight®. Overnight document and package service extends to virtually the entire United States population. Packages and documents are either picked up from shippers by FedEx Express couriers or dropped off by shippers at FedEx Express sorting facilities, FedEx World Service Centers®, FedEx® Drop Boxes, FedEx ShipSites® or FedEx Authorized ShipCenters® strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments: FedEx 2Day® and FedEx Express Saver®. FedEx SameDay® service is for urgent shipments up to 70 pounds to virtually any U.S. destination.

Domestic shipments are backed by money-back guarantees and are used by customers primarily for shipment of time–sensitive documents and goods, including high-value machines and machine parts, computer parts, software and consumer items. FedEx Express handles virtually every shipment from origin to destination.

FedEx Express also offers express freight services to handle the needs of the time-definite freight market. FedEx Express offers customers the option of one-, two-or three-business day service backed by two money-back guarantees. Shipments must weigh 151 lbs. to 2,200 lbs., and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1DaySM Freight offers 10:30 a.m. delivery on the next business day in many areas of the continental United States, including Alaska. FedEx 2Day Freight® offers noon delivery in two business days in all 50 states. FedEx 3Day® Freight offers 3:00 p.m. delivery within three business days in every state except Alaska and Hawaii.

International

FedEx Express offers various international package and document delivery services to 212 countries, as well as international freight services. These services include: FedEx® International Next Flight, FedEx International First®, FedEx International Priority® (“IP”), FedEx International Economy®, FedEx International Priority DirectDistribution®, FedEx International Priority Plus®, FedEx International MailService®, FedEx International Priority® Freight, FedEx International Economy® Freight, FedEx International Express Freight®, FedEx International Airport-to-AirportSM, and the FedEx ExpressclearSM Electronic Customs Clearance and FedEx International Broker Select® service feature options.

FedEx Express offers next-business-day 10:30 a.m. express cargo service from Asia to the United States. FedEx Express has a direct flight from Osaka, Japan to Memphis, Tennessee. This non-stop daily flight has made later cutoff times and shorter transit times available to markets in the South Pacific and areas in Western Japan. In addition, our customers enjoy later cutoff times and next-business-day service among 19 major Asian markets, because of our intra-Asian flights connecting through the FedEx AsiaOne® hub in Subic Bay, Philippines. The FedEx Express IP service is backed by FedEx Express’s money back guarantee.

Responding to growing demand for reduced transit times, later customer pick-ups and earlier deliveries in key global markets, FedEx Express reconfigured its international express transportation network during 2002. These service enhancements include a new flight from Frankfurt, Germany to Memphis, Tennessee, which will enable FedEx Express to offer next-day delivery by 10:30 a.m. local time from cities accounting for more than 70% of Germany’s gross domestic product to many destinations throughout North America, Latin America and Canada.

FedEx Express offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. FedEx Express’s international freight services may be used by customers to combine pick-up, linehaul and delivery options to meet their daily business needs. The following FedEx International Priority® Freight delivery options are available for worldwide shipments: Door to Airport (DTA); Airport to Airport (ATA); Airport to Door (ATD); and Door to Door (DTD). FedEx International Priority® Freight and FedEx International Economy® Freight provide service to approximately 50 and 45 countries, respectively.

Through an alliance with the Parcels and Logistics Holding Company of the La Poste Group (“La Poste”), one of the world’s leading postal organizations, customers of Chronopost International, a subsidiary of La Poste, have access to the FedEx Express air network. Additionally, FedEx customers in France and Belgium have benefited from the enhanced ground infrastructure of La Poste.

For information regarding FedEx Express’s e-shipping tools and solutions, see “FedEx Services—Shipping Management Solutions.” In addition, detailed information about all of FedEx Express’s delivery services can be found on the FedEx Web site at fedex.com. The information on our Web site, however, does not form part of this Report.

U.S. Postal Service Agreements

Under two seven-year agreements with the U.S. Postal Service—one for domestic air transportation of postal shipments, and the other for placement of FedEx Drop Boxes at U.S. Post Offices:

•
FedEx Express provides air capacity for transportation of Priority Mail, Express Mail and First Class Mail for the U.S. Postal Service, carrying predominately unitized shipments which are pre-sorted by the Postal Service into sacks, trays, tubs or containers. The air transportation agreement took effect in August 2001 and was amended in December 2001 to allow us to carry, for a ten-month period beginning January 1, 2002, incremental pounds of mail at higher committed volumes than required under the original agreement.

•
FedEx Express has the option to place a self-service drop box in every U.S. Post Office location. FedEx Express began a national roll-out of the drop box program in June 2001 and, as of May 31, 2002, had placed approximately 7,450 drop boxes at U.S. Post Offices in approximately 320 metropolitan areas. FedEx Express expects to place a total of 8,000 drop boxes at U.S. Post Offices by December 31, 2002.

Pricing

FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2002, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

In November 2001, FedEx Express implemented a dynamic fuel surcharge, which lowered its fuel surcharge to 3%. The dynamic fuel surcharge is based on a new index for calculating fuel surcharges on U.S. domestic and U.S. outbound shipments. The surcharge, which applies to all shipments tendered within the United States, all U.S. export shipments and some shipments originating internationally, where legally and contractually possible, is subject to adjustment monthly using a rounded average of the U.S. Gulf Coast (“USGC”) spot price for a gallon of kerosene-type jet fuel. For example, the fuel surcharge for June 2002 was based on the USGC spot price for jet fuel published for April 2002. Changes to the FedEx Express fuel surcharge, when calculated according to the USGC index and FedEx trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com two weeks before the surcharge is applicable. During 2002, the dynamic fuel surcharge ranged from 0% to 3%.

Operations

FedEx Express’s global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 647 aircraft, approximately 50,000 vehicles and trailers, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and FedEx Authorized ShipCenters, as well as sophisticated package tracking, billing and communications systems.

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas.

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. In some cities, FedEx Express operates FedEx World Service Centers which are staffed, store–front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices. FedEx Express has also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes FedEx Express’s direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

FedEx Express uses an advanced package tracking and tracing system, FedEx COSMOS®, that utilizes hand–held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx Express’s system. For international shipments, FedEx Express has developed FedEx ExpressclearSM, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

Fuel Supplies and Costs

During 2002, FedEx Express purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

The following table sets forth FedEx Express’s costs for aviation fuel and its percentage of total operating expense for the last five fiscal years:

Fiscal Year	Total Cost	Percentage of Total Operating Expense
	(in millions)
2002	$852	5.9%
2001	872	5.9
2000	724	5.1
1999	468	3.6
1998	571	4.6

In November 2001, FedEx Express implemented a dynamic fuel surcharge, which applies to all shipments tendered within the United States, all U.S. export shipments and many shipments originating internationally, where legally and contractually possible. For a description of the dynamic fuel surcharge, see “FedEx Express—Pricing.” In past years, we entered into jet fuel hedging contracts, which were designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, we made (or received) payments based on the difference between a specified price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference was recorded as an increase or decrease in fuel expense. We effectively closed our hedge positions during the fourth quarter of 2001 and did not enter into any jet fuel hedging contracts during 2002. To date, our dynamic fuel surcharge has obviated the need for jet fuel hedging contracts.

Approximately 14% of FedEx Express’s requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express’s requirement is satisfied by retail purchases with various discounts.

We believe that, barring a substantial disruption in supplies of crude oil, our fuel purchase contracts will ensure the availability of an adequate supply of fuel for FedEx Express’s needs for the immediate future. A substantial reduction of oil supplies from oil-producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, however, could have a significant adverse effect on FedEx Express.

Competition

The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings. Competitors in these markets include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), DHL Worldwide Express, Airborne Express, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. FedEx Express’s principal competitors in the international market are DHL Worldwide Express, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

FedEx Express currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx Express to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of FedEx Express’s competitors in the international market, however, are government-owned, -controlled, or -subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

FedEx Express is headquartered in Memphis, Tennessee. David J. Bronczek is the President and Chief Executive Officer of FedEx Express. As of May 31, 2002, FedEx Express employed approximately 87,400 permanent full-time and 48,200 permanent part-time employees, of which approximately 20% are employed in the Memphis area. Employees of FedEx Express’s international branches and subsidiaries in the aggregate represent approximately 16% of all employees. FedEx Express believes its relationship with its employees is excellent.

FedEx Express and its pilots, who are currently represented by the Air Line Pilots Association, International (“ALPA”), have been operating under a five-year collective bargaining agreement since May 31, 1999. The agreement provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues and limits on types of trips scheduled during certain times of the day.

Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

FedEx Ground

Introduction

By focusing on business-to-business customers, maintaining a low cost structure and efficiently using information technology, FedEx Ground has become North America’s second largest provider of business and residential money-back guaranteed ground package delivery services. FedEx Ground serves customers in the small-package market in North America, focusing primarily on business and residential delivery of packages weighing up to 150 pounds. FedEx Ground provides ground service to 100% of the United States population and overnight service to approximately 88% of the United States population. Through a subsidiary, service is also provided to 100% of the Canadian population. FedEx Ground also offers service offshore to Puerto Rico, Alaska and Hawaii via a ground/air network operation coordinated with other transportation providers.

Along with the continued expansion of FedEx Ground’s core business, the increasing popularity of the FedEx Home Delivery service has driven the recent growth in FedEx Ground’s package volumes and financial results. In March 2000, FedEx Ground began providing its FedEx Home Delivery service, which currently serves approximately 90% of the U.S. population. To maintain a low cost structure, FedEx Home Delivery takes advantage of the FedEx Ground network for pickup, package sorting and linehaul operations. FedEx Home Delivery is the only service dedicated exclusively to meeting the delivery needs of residential customers.

FedEx Ground provides other specialized transportation services to meet specific customer requirements in the small-package market. FedEx Ground conducts its operations primarily with 13,500 owner-operated vehicles and 13,600 company-owned trailers. Competition for high-volume, profitable business focuses largely on providing competitive pricing and dependable service. FedEx Ground provides a money-back guarantee on most ground deliveries within the continental United States.

Detailed information about FedEx Ground’s delivery services, including FedEx Home Delivery, can be found at the FedEx Web site at fedex.com. The information on our Web site, however, does not form part of this Report.

FedEx Home Delivery

FedEx Home Delivery is dedicated to the needs of businesses specializing in the business-to-consumer marketplace by providing unique and compelling service offerings at a low cost. With this service, we provide a money-back guaranteed solution to the rapidly increasing number of businesses who ship large volumes to residential customers. These customers, in general, want more economical and convenient home delivery options. FedEx Home Delivery service is:

•
Unique, convenient and customized—FedEx Home Delivery offers a suite of service options, most of which are not offered by competitors, including extended evening delivery, Saturday delivery, and premium services, such as day-specific, signature and appointment delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and also offers the only money-back guarantee in the residential ground delivery market.

•	Efficient—FedEx Home Delivery takes advantage of the FedEx Ground network for pickup, package sorting and linehaul operations to maintain a low cost structure.

•
Dedicated to deliveries—FedEx Home Delivery is different from the competition because it is dedicated to the delivery side of the equation. Hence, it is able to focus on meeting the distinct customer interface requirements of residential customers.

•
A superior e-commerce solution—FedEx Home Delivery gives “e-tailers”—by far the largest and fastest growing segment of e-commerce—an option that combines reliability with cost-effective ground transportation.

FedEx Home Delivery was created to respond to business-to-consumer demand for a better ground delivery solution for the residential market. FedEx Home Delivery introduced new ideas to business-to-consumer delivery to help retailers address mounting fulfillment challenges. This service expansion offers an economical and customized residential solution to fit the individual needs of customers. During 2002, FedEx Home Delivery increased its reach from 70% to 90% of the U.S. population and expects to achieve nearly 100% coverage of the U.S. population by mid-September 2002.

Pricing

FedEx Ground periodically publishes list prices in its Service Guide for the majority of its services. In general, during 2002, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Ground location.

In February 2002, FedEx Ground implemented a dynamic fuel surcharge, which applies to all FedEx Ground U.S. domestic and U.S. outbound shipments. The surcharge is subject to adjustment monthly using a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. Changes to the FedEx Ground fuel surcharge, calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month based on the average price of diesel fuel from two months prior. For example, the fuel surcharge for June 2002 was based on the average diesel fuel price published for April 2002. The FedEx Ground trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com two weeks before the surcharge is applicable. During 2002, the dynamic fuel surcharge ranged from 0.50% to 0.75%.

Operations

FedEx Ground uses advanced automated sorting technology to streamline the handling of over 1.75 million daily packages. FedEx Ground also utilizes software systems and Internet-based applications to offer its customers new ways to connect internal package information with external delivery information. FedEx Ground provides multiple-carrier shipment tracing and proof-of-delivery signature functionality on the FedEx Web site (fedex.com). For additional information regarding FedEx Ground’s e-shipping tools and solutions, see “FedEx Services—Shipping Management Solutions.”

Like FedEx Express, FedEx Ground utilizes a multiple hub-and-spoke sorting and distribution system. As of May 31, 2002, FedEx Ground operated 513 facilities in the U.S. and Canada. FedEx Ground is also available as a service option at many domestic FedEx Express facilities and FedEx Authorized ShipCenters operated by FedEx Express.

FedEx Ground’s 27 hubs are equipped with sophisticated package-sortation technology, with average processing speeds of 15,400 packages per hour. Using overhead laser scanners, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their destination terminals for local delivery. FedEx Ground is still the only ground carrier to operate a fully automated hub network for greater efficiency and package integrity. In September 2001, FedEx Ground completed implementation of a new $80 million data collection system, which included the installation of new on-van computers, enhanced handheld scanners for electronically capturing delivery information, wireless networks at every FedEx Ground facility and wearable ring scanners. Collectively, this technology provides customers with greater package visibility through more detailed tracking and faster delivery confirmation, including signature proof of delivery.

To provide the FedEx Home Delivery service with its separate team of independent contractors, FedEx Ground is leveraging its existing pickup operation and hub and linehaul network. As of May 31, 2002, FedEx Ground had 247 locations supporting the FedEx Home Delivery service. FedEx Ground plans to add more FedEx Home Delivery locations during 2003 as part of an aggressive plan to rapidly expand its residential service area. Many of the new FedEx Home Delivery locations are being co-located with existing FedEx Ground facilities, which is reducing the cost of expanding the FedEx Home Delivery service.

In 2002, the National Small Shipments Traffic Conference (“NASSTRAC”) named FedEx Ground its parcel carrier of the year, the third time in the past four years that FedEx Ground has won this prestigious award. NASSTRAC is a shippers’ association focusing on essential transportation, including LTL, package, and supply chain functions. At the past year’s Go Mobile conference, the information technology industry’s premier wireless conference sponsored by Mobile Insights, FedEx Ground received a “Moby” award for its recent enhancement of its pickup and delivery data collection and transmission system to enable the capture of an electronic signature at package delivery.

FedEx Ground is headquartered in Pittsburgh, Pennsylvania. Daniel J. Sullivan is the President and Chief Executive Officer of FedEx Ground, which has approximately 41,500 employees and contractors in North America. FedEx Ground’s primary competitors are UPS, Airborne Express and the U.S. Postal Service.

FedEx Freight

FedEx Freight was established in 2001 to serve as the holding company for American Freightways and Viking Freight. In 2002, FedEx Freight began a program to rebrand its two operating companies as FedEx Freight East (formerly American Freightways) and FedEx Freight West (formerly Viking Freight). Through these two operating companies, FedEx Freight provides regional LTL freight service to virtually all U.S. Zip Codes, including Alaska, Hawaii and Puerto Rico. Internationally, FedEx Freight provides service to Canada, Mexico, Central and South America and the Caribbean via alliances and purchased transportation. The primary focus of FedEx Freight is on LTL regional transportation, with day-definite service in one to two business days and timely and accurate shipment information. FedEx Freight also offers a premium service between all regions in the U.S., providing seamless coverage and industry-leading transit times. FedEx Freight’s new fully integrated Web site (www.fedexfreight.fedex.com) combines the resources of its operating company Web sites to create a one-stop LTL information source. The new Web site and FedEx Freight’s other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information.

Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary multiregional competitors are Con-Way Transportation Services, a subsidiary of CNF Inc., and US Freightways Corporation.

FedEx Freight East

FedEx Freight East, formerly American Freightways, specializes in LTL shipments of general commodities, providing direct, all-points service to 40 eastern, midwestern, southeastern and southwestern states. Through alliances, FedEx Freight East also serves Hawaii, Alaska, Canada, Mexico, Puerto Rico, the Caribbean and Central and South America. FedEx Freight East began operations in 1982 and was acquired by FedEx in 2001. As of May 31, 2002, it had approximately 16,400 employees operating approximately 25,000 vehicles and trailers from a network of 265 service centers.

Through its FedEx Freight American FlyerSM service, an extended-reach, scheduled, direct all-points service, FedEx Freight East provides next-day delivery for shipments up to 600 miles and two-day delivery for shipments up to 1,600 miles. In addition, FedEx Freight East has three money-back guaranteed LTL services: FedEx Freight American Flyer GuaranteedSM, FedEx Freight American ExpediterSM and the new FedEx Freight Next Day PlusSM service. FedEx Freight American Flyer Guaranteed provides a money-back guaranteed day-definite service using FedEx Freight East’s high velocity freight flow systems. FedEx Freight American Expediter provides money-back guaranteed, time-definite, expedited ground deliveries at the day and time agreed upon by customers and FedEx Freight East. FedEx Freight American Expediter shipments receive special handling and timing throughout the system, with movement monitored by dedicated specialists at the general office. FedEx Freight American Expediter is on time, or the charges are automatically cancelled. Through its new money-back guaranteed FedEx Freight Next Day PlusSM service, FedEx Freight East delivers shipments via truck in selected lanes up to 900 miles by the next business day. FedEx Freight Next Day Plus is designed for businesses that are challenged to keep inventories low or to get their products to specific markets consistently ahead of the competition. FedEx Freight EZ-Flyer® service, which FedEx Freight East and its sister company FedEx Freight West together launched during 2002, offers a new seamless interregional solution across the United States.

In 2002, for the seventh time in the fourteen-year history of the award, NASSTRAC named FedEx Freight East its multiregional LTL carrier of the year. In addition, readers of Logistics Management and Distribution magazine voted to award FedEx Freight East the “Quest for Quality Award for 2001,” the

sixteenth consecutive year FedEx Freight East has received this award, and for the third consecutive year Michelin North America bestowed its LTL Interregional Quality Carrier of the Year Award on FedEx Freight East for its accurate and reliable service.

Thomas R. Garrison is the President and Chief Executive Officer of FedEx Freight East, which is headquartered in Harrison, Arkansas.

FedEx Freight West

FedEx Freight West, formerly Viking Freight, specializes in LTL service throughout the western United States. Direct service is also available to Alaska and Hawaii via purchased transportation with ocean freight companies. FedEx Freight West’s management focuses on achieving the highest levels of on-time delivery within the industry, easy-to-use information technology and responsive customer service. FedEx Freight West also offers shippers value-added services such as cross-border service to and from Canada and Mexico. As of May 31, 2002, FedEx Freight West had approximately 4,900 employees operating approximately 8,450 vehicles and trailers from a network of 51 service centers.

With next- and second-business-day regional freight service, plus direct ocean service to Alaska and Hawaii, FedEx Freight West achieves an award-winning on-time delivery performance with superior transit times. In addition to beginning FedEx Freight EZ-Flyer® service, the new seamless interregional solution offered by FedEx Freight West and its sister company FedEx Freight East, FedEx Freight West recently launched two new services backed by a money-back guarantee. FedEx Freight West’s industry-leading transit times are now backed with a money-back guarantee option called FedEx Freight EZ GuaranteedSM. Designed for shippers who want to give their customers an extra level of assurance when a shipment absolutely needs to be there, EZ Guaranteed offers day-definite delivery to all points FedEx Freight West serves directly. If delivery commitments are not met, the customer automatically receives a zero-dollar invoice. Additionally, FedEx Freight West introduced the money-back guaranteed FedEx Freight EZ ExpeditedSM program for customers’ urgent situations that require expedited delivery. The FedEx Freight EZ Expedited program provides a dedicated team of transportation experts, 24 hours a day, seven days a week to create tailored shipping solutions to help shippers meet tight deadlines. Through the FedEx Freight EZ Expedited program, FedEx Freight West can match customers’ time-critical needs with reduced transit times, after hours pick up or delivery, or same day delivery.

Consistent with its EZTDBW® (“Easy To Do Business With”) service philosophy, FedEx Freight West has a customer advisory board to better anticipate and meet customers’ needs. FedEx Freight West’s enhanced customer service responds to most inquiries within seconds.

In 2002, for the seventh time in the fourteen-year history of the award, NASSTRAC named FedEx Freight West its western regional LTL carrier of the year. In addition, readers of Logistics Management and Distribution magazine voted to award FedEx Freight West the “Quest for Quality Award for 2001,” the tenth year FedEx Freight West has received this award. In May 2002, FedEx Freight West was honored by Borders Group, Inc. (Borders Books, Walden Books) as its “Transportation Provider of the Year 2001.”

Tilton G. Gore is the President and Chief Executive Officer of FedEx Freight West, which is headquartered in San Jose, California.

FedEx Custom Critical

FedEx Custom Critical, North America’s largest surface-expedited carrier, offers non-stop, time-specific, door-to-door delivery of time-critical and special-handling shipments within the United States, Canada and Europe. Using a network of about 1,700 vehicles, FedEx Custom Critical provides pickup and delivery services throughout the contiguous United States and Canada and within Europe. Most shipments are picked up in less than 90 minutes after the customer places the order. Each shipper has exclusive vehicle usage, eliminating freight handling. FedEx Custom Critical continuously monitors shipments through Customer Link®, an integrated proprietary shipment control system with two-way satellite communications. During 2002, FedEx Custom Critical enhanced the Shipping Toolkit feature of its Web site (www.fedexcustomcritical.com) to enable customers to quote, ship, track and map shipments, as well as view and print out copies of a shipment’s bill of lading, proof of delivery and invoice.

From FedEx Custom Critical’s 227 ExpressCenters, service is available 24 hours a day, 365 days a year, including weekends and holidays, at no extra cost. If at any time during transport FedEx Custom Critical is more than 15 minutes late, both the shipper and the consignee are notified. If FedEx Custom Critical is more than two hours late on delivery, it will refund the customer 25% of the freight charges. If FedEx Custom Critical is more than four hours late on delivery, it will refund the customer 50% of the freight charges. In many cases, FedEx Custom Critical offers (with guaranteed delivery times) a faster and less expensive alternative to heavyweight airfreight. More than 96% of shipments are delivered to the customer within 15 minutes of FedEx Custom Critical’s time-specific promise.

FedEx Custom Critical’s Surface Expedite division provides non-stop, door-to-door transport of critical shipments. FedEx Custom Critical’s White Glove Services®division specializes in the transport of high-value products, medical and electronic equipment, tradeshow exhibits, temperature-sensitive commodities and high-security shipments. FedEx Custom Critical’s CharterAir® division provides expedited air solutions to meet customers’ critical delivery times. Surface Expedite, CharterAir and White Glove services are also available through FedEx Custom Critical Europe, which is based in Maastricht, the Netherlands. With continuous monitoring of shipments, two-way satellite communications and multilingual agents and drivers, FedEx Custom Critical Europe provides expedited services almost anywhere in Europe. FedEx Custom Critical also transports antique cars, race cars and other specialty autos, as well as cars owned by collectors, sports figures and celebrities, through its Passport Transport subsidiary.

FedEx Custom Critical is headquartered in Akron, Ohio. John G. Pickard is the President and Chief Executive Officer of FedEx Custom Critical. FedEx Custom Critical has approximately 650 employees and 1,500 owner-operators. FedEx Custom Critical’s primary competitors are ConWay NOW, Inc., CTX, Emery Expedite, Inc., Landstar Express America, Inc., TNT Expedite and Tri-State Expediting Service, Inc.

FedEx Trade Networks

FedEx Trade Networks, which serves the needs of customers doing business globally, is the holding company for FedEx Trade Networks Transport & Brokerage (formerly Tower Group International, Inc.), Caribbean Transportation Services and FedEx Trade Networks Trade Services, which includes World Tariff, Limited.

G. Edmond Clark is the President and Chief Executive Officer of FedEx Trade Networks, which is based in Memphis, Tennessee. FedEx Trade Networks’s primary competitors are U.S.-based customs brokers and freight forwarders, such as UPS Freight Services (formerly Fritz Companies, Inc.),

Expeditors International of Washington, Inc. and EGL, Inc. (operating under the name EGL Eagle Global Logistics).

FedEx Trade Networks Transport & Brokerage

FedEx Trade Networks Transport & Brokerage, formerly Tower Group, is a leading provider of international trade services, specializing in customs brokerage, international freight forwarding, national distribution, duty drawback, trade consulting, cargo insurance and trade-related seminars. Its value-added products and services include TowerNet, an information tool that allows customers to track and manage imports, TradeRef tariff and trade software, and two new, bundled services: FedEx Trade Networks Ocean-Ground DistributionSM and FedEx Trade Networks Air-Ground DistributionSM. FTN Transport & Brokerage expanded its customs clearance operations in 2002 by acquiring certain express customs clearance operations of Fritz Companies, Inc. These acquired operations provide customs clearance services exclusively for FedEx Express in three United States locations. In January 2002, FTN Transport & Brokerage entered into an alliance with Koninklijke Frans Maas Groep N.V., a leading European provider of international freight forwarding and logistics services, to provide door-to-door air and ocean forwarding transportation services between Europe and North America. Also in 2002, FTN Transport & Brokerage entered into an alliance with S-Net Freight (Holdings) Pte Ltd, an Asian airfreight forwarder.

Gerald P. Leary is the President and Chief Executive Officer of FTN Transport & Brokerage, which is based in Buffalo, New York, and has approximately 3,000 employees and 80 offices throughout North America. Offices are also maintained in major Asian markets through dedicated agents.

Caribbean Transportation Services

Caribbean Transportation Services is a leading provider of airfreight forwarder services between the United States and Puerto Rico, specializing in arranging the shipment of heavyweight and oversized cargo. Caribbean Transportation Services, which also offers service to the Dominican Republic, provides several delivery options for door-to-door or airport-to-airport airfreight forwarder services, principally to the medical, pharmaceutical and technology sectors. Richard A. Faieta is the President and Chief Executive Officer of Caribbean Transportation Services, which is headquartered in Greensboro, North Carolina. Caribbean Transportation Services has approximately 325 employees.

FedEx Trade Networks Trade Services

As part of its mission to provide international trade facilitation solutions, FedEx Trade Networks has developed and placed under its newly formed FTN Trade Services subsidiary a new set of integrated international shipping resources known as Global Trade ToolsSM. Global Trade Tools gives large customers access to a set of applications, from Harmonized System (HS) classification to document preparation, designed to streamline, automate and simplify the international shipping process for large customers who require the special capabilities of FedEx Trade Networks. When integrated into a customer’s supply chain management or logistics system, Global Trade Tools provides a timely solution to previously paper-intensive and lengthy international shipping processing. With its focus on large customers, Global Trade Tools complements FedEx Global Trade Manager®, FedEx Express’s Web-based application designed to help small- and medium-sized businesses.

FTN Trade Services also publishes customs duty and tax information for 101 customs territories worldwide. It continuously collects data from the world’s customs authorities, then simplifies, standardizes and translates the data into English. Timely information from FTN Trade Services provides for logistics optimization and helps customers calculate the landed cost of international shipments.

Mark K. Neville is the President of FTN Trade Services, which is based in Memphis, Tennessee.

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

Through FedEx Services, we provide our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. FedEx’s global certification, encompassing the processes of FedEx Express, FedEx Ground and FedEx Services, enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO standards.

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2002, FedEx Services had approximately 10,100 employees, including 1,600 employees at its FedEx Supply Chain Services subsidiary.

E-Business Revolution

We have played a significant role in two business revolutions that have influenced the emergence of what is now known as e-commerce. First came the automation revolution. At a time when the world was waking up to the power of computing technology, we led the charge to automate shipping for our customers. This technology has afforded key advantages to both our customers and our transportation operations. We have been the leader in shipping automation since 1985, when FedEx Express launched the first PC-based automated shipping system, named FedEx PowerShip®. In 1993, FedEx Ground launched MultiShip®, the first carrier-supplied customer automation system to process packages shipped by other transportation providers. In 1994, the FedEx Web site, fedex.com, became the first Web site to offer online package tracking. Two years later, in 1996, FedEx Express launched FedEx® Ship Manager@fedex.com, the first shipping application for express packages on the Internet. Today, approximately 70% of FedEx shipments are automated.

The second revolution, the integration revolution, is now underway. We are enabling e-commerce by empowering businesses with integration and supply chain capabilities that give them added efficiency improvements, supply chain cost reductions, and the ability to provide better customer service. These solutions include our new FedEx Ship Manager® solution suite, FedEx NetReturn® and, most recently, FedEx InsightSM, a revolutionary Web-based application that offers visibility of current status on inbound, outbound and third-party payor shipments.

Reflecting our emphasis on e-commerce and information technology, our Chief Information Officer, Robert B. Carter, was named in 2000 as InfoWorld’s first-ever “Chief Technology Officer of the Year.” During 2002, eWeek magazine ranked FedEx No. 2 in its annual FastTrack 500 list of leading e-business innovators.

Shipping-Management Solutions

Our comprehensive e-shipping strategy is driven by our desire for customer satisfaction. We strive to build solutions that will solve our customer’s business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning Web site, along with our integration solutions.

At fedex.com, our customers ship packages, determine international documentation requirements, track packages, pay invoices and more. In June 2002, we unveiled the first carrier-provided, online duty and tax estimator, available though FedEx Global Trade Manager®. In addition, during 2002, we launched MyFedEx.com, a customer portal that goes beyond simple tracking and tracing capabilities to offer personalized services for registered users. FedEx has recently extended the reach of the fedex.com Web site to be accessible from most types of hand-held devices, making it faster and easier for U.S. customers to access real-time package status tracking information and to identify the nearest drop-off locations. This service is available through most Web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers.

Fedex.com was honored with the Best Transportation Web Site award, as well as Best Portal Web Site and Standard of Excellence honors, at the Web Marketing Association’s WebAwards held during 2002. FedEx also received the Best Portal Award for its “My FedEx” portal application and the Standard of Excellence award for FedEx Global Trade Manager in the international Web site category for the second year in a row. FedEx Global Trade Manager was also recognized by Computerworld magazine during 2002 as one of the ten most innovative information technology projects.

Our integration solutions include FedEx Ship Manager API™ and Server, FedEx NetReturn API™, and FedEx NetReturn®. We design our e-commerce tools and solutions so they are easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms.

The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. At their core, these solutions all offer time-saving shipment processing and printing capabilities, address books, reporting and tracking. The following summarizes the shipping-management solutions offered for use with FedEx Express and FedEx Ground:

•
FedEx® Ship Manager at fedex.com—a Web-shipping application, available to customers who have Internet connectivity and a laser printer. Customers can also arrange for package pickup, cancel shipments, and track package status.

•	FedEx® Tracking—allows customers to track both FedEx Express and FedEx Ground packages at one time through the FedEx Web site.

•
FedEx InsightSM—provides qualifying customers with an enhanced level of shipment visibility through a Web-based application that dramatically broadens the amount of real-time status information on inbound, outbound and third-party payor FedEx Express and FedEx Ground shipments.

•
FedEx Global Trade Manager®—helps customers navigate the complexities of international commerce through the FedEx Web site. Shippers can identify and prepare the appropriate import/export forms based on the commodity description and country of import and export. FedEx Global Trade Manager also alerts customers to restrictions on shipping certain commodities, tells whether the country of import or export is under embargo, provides information on some special licensing requirements and, through its “Estimate Duties and Taxes” application, estimates applicable governmental charges, duties and fees.

•
FedEx® Drop-off Locator—allows customers to easily find and view maps of FedEx drop-off locations through the FedEx Web site. Customers can conduct searches by address, city, state or Zip Code to find one of many full-service and self-service locations worldwide.

•	FedEx® Rate Finder—allows customers to determine the cost of shipping packages from the U.S. to virtually anywhere in the world through the FedEx Web site.

•	FedEx® Ground Service Maps—provides customers with scheduled service days for FedEx Ground from any Zip Code in the U.S. or Canada through the FedEx Web site.

•
FedEx Ship Manager®—this shipping software provides customers with a full range of shipping functions and the speed to handle medium to high package volumes. It is ideal for mailroom and warehouse environments where shipment processing is centralized.

•
FedEx Ship Manager APITM—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their online environments by downloading software from the Internet that will allow them to connect real time with FedEx when placing shipping orders and scheduling pickup requests.

•
FedEx Ship Manager Server—software that allows for maximum speed and integration with complex business systems. Can handle extremely high speed demands. Ideal for multiple users and locations where coordination and integration are needed across a complex business supply chain and associated systems.

•	FedEx Certified Solution Program—allows access to other carriers and complete integration solutions through certified third-party automation solution providers.

•	FedEx DirectLink®—enables customers to electronically receive, manage and remit FedEx Express invoicing data.

•
FedEx NetReturn®—uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.

•
FedEx NetReturn APITM—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their order management or inventory management applications by downloading software from the Internet that provides visibility of their authorized return inventory through automated dispatching, tracking, and reporting throughout the returns process.

•
FedEx EDI Electronic Invoice and Remittance—integrates with customers’ accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

Marketing

The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx is the “Official Worldwide Delivery Service Sponsor” of the National Football League. In addition, FedEx sponsors:

•	FedExField, the home of the NFL’s Washington Redskins

•	The FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•	The future home of the NBA’s Memphis Grizzlies

•	The FedEx St. Jude Golf Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children’s Research Hospital

•	The FedEx Championship Series, the country’s premier open-wheel racing circuit (CART)

•	The BMW WilliamsF1 Formula One racing team

•	The French Open tennis tournament

•	The PGA TOUR and Senior PGA TOUR golf organizations

From time to time, FedEx also undertakes special projects which help to publicize FedEx’s service, such as the delivery in June 2001 of priceless Disney memorabilia from California to Florida to celebrate the 100th anniversary of Walt Disney’s birth, a mission that highlighted FedEx’s reputation for reliable service.

FedEx Supply Chain Services

FedEx Supply Chain Services offers a range of supply chain management services, including transportation management and fulfillment services. FedEx Supply Chain Services is reorganizing its business to place less emphasis on warehousing activities and instead focus on alliance-based and information technology-sensitive business and to drive transportation business to the other FedEx operating companies.

An important element in the value that FedEx Supply Chain Services delivers to its customers is improved information exchange. FedEx Supply Chain Services’ transportation management programs use advanced electronic data interchanges to speed communications between customers and their suppliers, resulting in more cost-effective solutions and enhanced levels of customer service. Through its fulfillment offerings, FedEx Supply Chain Services provides supply chain solutions that enable businesses to lower fulfillment costs, decrease cycle time and improve returns management.

In May 2002, General Motors Corporation named FedEx Supply Chain Services a 2001 Supplier of the Year. This award is given annually by GM to its best global suppliers in recognition of their superior performance during the previous calendar year. This is the fourth consecutive year that GM has awarded this honor to FedEx Supply Chain Services.

Douglas E. Witt is the President and Chief Executive Officer of FedEx Supply Chain Services, which is headquartered in Memphis, Tennessee. FedEx Supply Chain Services’ primary competitors include UPS Worldwide Logistics, Exel Plc, Ryder Integrated Logistics, Menlo Logistics and TNT Logistics.

Regulation

Air.    Under the Federal Aviation Act of 1958, as amended, both the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration (“FAA”) exercise regulatory authority over FedEx Express.

The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.

The DOT’s authority relates primarily to economic and security aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx Express’s international authority permits it to carry cargo and mail from several points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner.

On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act, which, among other things, transferred responsibility for aviation security from the FAA to the new Transportation Security Administration (“TSA”) within the DOT, and ultimately, the new Department of Homeland Security. The TSA is authorized to adopt security-related regulations, including new requirements for cargo security, which could impact our air operations or otherwise increase our costs.

FedEx Express participates in the Civil Reserve Air Fleet (“CRAF”) program. Under this program, the U.S. Department of Defense may requisition for military use certain of FedEx Express’s wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx Express is entitled to bid on peacetime military cargo charter business. FedEx Express, together with a consortium of other carriers, currently contracts with the United States Government for charter flights.

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

Communication.    Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, FedEx Express is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses FedEx Express’s activities pertaining to satellite communications.

Environmental.    Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx Express’s present aircraft fleet is in compliance with current noise standards of the federal aviation regulations. FedEx Express’s aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express’s aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express’s significant markets. Congress’s passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express’s international operations are also subject to noise regulations in certain of the countries in which it operates.

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

Customs.    Through its FedEx Trade Networks subsidiary, FedEx provides customs brokerage and freight forwarding services. These activities are subject to regulation by the U.S. Customs Service (customs brokerage), the U.S. Federal Maritime Commission (ocean freight forwarding) and the DOT (airfreight forwarding). FedEx’s offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

Item 2.     Properties

FedEx

FedEx does not own any material real properties. FedEx leases two facilities in the Memphis area for its corporate headquarters and administrative offices.

FedEx Express

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

FedEx Express’s revenue-generating aircraft fleet at May 31, 2002 consisted of the following:

Description	Owned	Leased	Total	Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	5	34	39	155,800
Boeing MD10-30(2)	3	2	5	128,900
Boeing DC10-30	2	17	19	128,900
Boeing MD10-10(2)	11	0	11	117,800
Boeing DC10-10	44	4	48(3)	117,800
Airbus A300-600	1	36	37	91,000
Airbus A310-200/300	34	16	50(4)	69,800
Boeing B727-200	82	13	95	43,100
Boeing B727-100	37	5	42(5)	31,100
Fokker F27-500	24	0	24	12,500
Fokker F27-600	8	0	8	11,500
Shorts 3-60	0	11	11(6)	8,300
Cessna 208B	248	0	248	3,400
Cessna 208A	10	0	10	3,000

Total	509	138	647

*	Table excludes aircraft that are not currently in operation and are pending disposal.
(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.
(2)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.
(3)	Includes ten aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(4)	Includes four aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(5)	We expect to retire eight to eleven of these aircraft during 2003.
(6)	We expect to return all of these aircraft to the lessor during 2003.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

•
The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express’s cargo requirements. The DC10s come in two versions, the DC10-10 and the DC10-30, which has a longer range and higher weight capacity than the DC10-10.

•
The MD10s are three-engine, wide-bodied aircraft based on the DC10 that have received an Advanced Common Flightdeck (ACF) conversion. The ACF modification includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B727s.

•	The B727s are three-engine aircraft configured for cargo service.

•	The Shorts 3-60 are turbo-prop aircraft leased by FedEx Express and then subleased to independent operators, who are contractually obligated to service selected FedEx Express routes in Europe.

•
The Fokker F27 and Cessna 208 turbo-prop aircraft are owned by FedEx Express and leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.

In addition, FedEx Express “wet leases” 42 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express’s larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express’s wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2002, FedEx Express operated worldwide approximately 50,000 ground transport vehicles, including pick–up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

FedEx Express is committed to purchase eight DC10s, three MD11s, seven A300s and three A310s to be delivered through 2006. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any Ayres ALM 200 aircraft will be built. Accordingly, the purchase commitment related to these aircraft is not included above.

In addition, FedEx Express has agreed to purchase from AVSA, S.A.R.L. ten Airbus A380-800F aircraft, a new high-capacity, long-range aircraft. FedEx Express will take delivery of three of the ten aircraft in each of 2008, 2009 and 2010 and the remaining one in 2011. FedEx Express also holds options for ten additional Airbus A380 aircraft.

Also see Note 15 of the accompanying audited financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2002, FedEx Express operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012

Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2016

Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2014

Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010

Oakland, California	66	320,000	53,000	City of Oakland	2011

Metropolitan
Los Angeles, California	25	305,000	57,000	City of Los Angeles	2009

Chicago, Illinois	55	419,000	52,000	City of Chicago	2018

International
Anchorage, Alaska(2)	42	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023

Subic Bay, Philippines(3)	18	316,000	22,000	Subic Bay Metrpolitan Authority	2007

Paris, France(4)	87	861,000	48,000	Aeroports de Paris	2029

(1)	Documents and packages.
(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.
(3)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.
(4)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

FedEx Express’s facilities at the Memphis International Airport also include aircraft maintenance hangars, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the “Authority”) under several leases. The leases cover land, administrative and sorting buildings, other facilities, ramps and certain related equipment. FedEx Express has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and FedEx Express’s rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

In addition to the facilities noted above, FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. FedEx Express also has a substantial presence at Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan and Dubai, United Arab Emirates, and is constructing a new facility to be located at Miami International Airport.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in eastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, was designed to consolidate many administrative and training functions that had previously been spread throughout the Memphis metropolitan area. The office campus brings together approximately 3,000 employees. FedEx Express also has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by FedEx Express. FedEx Express also leases approximately 60 facilities in the Memphis area for administrative offices and warehouses.

FedEx Express leases new state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas and Colorado Springs, Colorado. These facilities house FedEx Express personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Express owns or leases 685 facilities for city station operations in the United States. In addition, 182 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2002, FedEx Express owned or leased space for 318 FedEx World Service Centers in the United States and had approximately 40,000 Drop Boxes, including 7,450 Drop Boxes outside U.S. Post Offices. FedEx Express also operates stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 68 were in service at May 31, 2002. As of May 31, 2002, FedEx Express also had approximately 12,200 ShipSites and ShipCenters, which are drop-off locations situated within certain retailers, such as OfficeMax or Kinkos. Internationally, FedEx Express has approximately 2,000 drop-off locations, including 53 FedEx World Service Centers.

FedEx Ground

As of May 31, 2002, FedEx Ground operated 513 facilities, including 27 hubs and 147 dedicated FedEx Home Delivery locations. Of the 247 facilities that support the FedEx Home Delivery service, 100 are co-located with existing FedEx Ground facilities. FedEx Ground owns 50 facilities (23 of which are hubs) and leases another 463, generally for terms of five years or less. The 27 hub facilities are strategically located to cover the geographic area served by FedEx Ground. These facilities average 191,000 square feet and range in size from 31,000 to 340,000 square feet. FedEx Ground Package System, Ltd., FedEx Ground’s subsidiary operating in Canada, operates 15 facilities, three of which are hubs.

FedEx Ground’s corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 500,000 square-foot building owned by FedEx Ground.

FedEx Freight

FedEx Freight’s corporate headquarters is located in Memphis, Tennessee in leased facilities. The FedEx Freight operating companies operate service centers that are strategically located to cover the geographic area served by FedEx Freight.

FedEx Freight East

As of May 31, 2002, FedEx Freight East operated 265 service centers, 131 of which are owned. These facilities range in size from 600 to 220,400 square feet of office and dock space, and are located on sites ranging from 1 to 130 acres. FedEx Freight East owns its general office located in Harrison, Arkansas.

FedEx Freight West

As of May 31, 2002, FedEx Freight West operated 51 service centers, 32 of which are owned. These facilities range in size from 1,800 to 112,700 square feet of office and dock space, and are located on sites ranging from 0.5 to 38.3 acres. FedEx Freight West’s corporate headquarters is located in leased facilities in San Jose, California.

FedEx Custom Critical

FedEx Custom Critical’s corporate headquarters is located in Akron, Ohio in owned and leased facilities. FedEx Custom Critical expects to relocate its corporate headquarters to Green, Ohio in March 2003. This new 180,000 square-foot facility will be leased by FedEx Custom Critical. FedEx Custom Critical does not use terminal facilities in its business.

FedEx Trade Networks

FedEx Trade Networks’ corporate headquarters is located in Memphis, Tennessee in leased facilities. FedEx Trade Networks Transport & Brokerage’s corporate headquarters is located in Buffalo, New York in owned facilities. FedEx Trade Networks Transport & Brokerage also has 83 owned or leased offices throughout North America. Caribbean Transportation Services’ headquarters is located in Greensboro, North Carolina in leased facilities. FedEx Trade Networks Trade Services’ corporate headquarters is located in Memphis, Tennessee in leased facilities.

FedEx Services

FedEx Services occupies a leased office campus in Collierville, Tennessee for its information technology and telecommunications division. FedEx Supply Chain Services’ headquarters is located in Memphis, Tennessee and it has administrative offices in Hudson, Ohio. Both of these facilities are leased.

Item 3.     Legal Proceedings

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect FedEx’s financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Officer, Year First Elected as Officer	Age	Positions Held

Frederick W. Smith 1971	57
Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

Robert B. Carter 1993	43
Executive Vice President and Chief Information Officer of FedEx since June 2000; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President—Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director—Systems Development of FedEx Express from April 1993 to September 1993.

Officer, Year First Elected as Officer	Age	Positions Held

T. Michael Glenn 1985	46
Executive Vice President—Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President—Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President—Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President—Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President—Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President—Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985.

Alan B. Graf, Jr. 1987	48
Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Kimball International, Inc., a furniture and electronic components manufacturer, and as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities.

Kenneth R. Masterson 1980	58
Executive Vice President, General Counsel and Secretary of FedEx since January 1998; Executive Vice President, General Counsel and Secretary of FedEx Express from February 1996 to January 1998; Senior Vice President, General Counsel and Secretary of FedEx Express from September 1993 to February 1996; Senior Vice President and General Counsel of FedEx Express from February 1981 to September 1993; and Vice President—Legal of FedEx Express from January 1980 to February 1981. Mr. Masterson serves as a director of Thomas & Betts Corporation, a designer and manufacturer of connectors and components for worldwide electrical, communication and utility markets, and as a director of Accredo Health, Incorporated, a provider of specialized contract pharmacy and related services.

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

Key Employees

The following key employees serve as the President and Chief Executive Officer of FedEx Express, FedEx Ground and FedEx Freight, respectively.

Name	Age	Positions Held

David J. Bronczek	48
President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President—Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President—Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President—Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987.

Daniel J. Sullivan	56
President and Chief Executive Officer of FedEx Ground since January 1998; Chairman, President and Chief Executive Officer of Caliber System, Inc. (“Caliber”) from January 1996 to January 1998; Chairman, President and Chief Executive Officer of Roadway Services, Inc. from October 1995 to January 1996; President and Chief Executive Officer of Roadway Services, Inc. from August 1995 to October 1995; President and Chief Operating Officer of Roadway Services, Inc. from January 1994 to August 1995; Senior Vice President and President of National Carrier Group of Roadway Services, Inc. during 1993; Vice President and President—National Carrier Group of Roadway Services, Inc. during 1992; Vice President and Group Executive of Roadway Services, Inc. from July 1990 through 1991; and President of RPS, Inc. through June 1990.

Douglas G. Duncan	51
President and Chief Executive Officer of FedEx Freight since February 2001; President and Chief Executive Officer of Viking Freight from November 1998 to February 2001; Senior Vice President—Sales and Marketing of Viking Freight from 1996 to November 1998; Vice President—Sales and Marketing of Caliber from 1995 to 1996; various positions with Roadway Express, Inc., including Vice President—Sales, from 1976 to 1995.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Price Information

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on the NYSE.

	Low	High
Fiscal Year Ended May 31, 2001
First Quarter	$43.44	$33.38
Second Quarter	49.85	38.04
Third Quarter	48.40	36.35
Fourth Quarter	44.24	35.50

Fiscal Year Ended May 31, 2002
First Quarter	$43.58	$35.99
Second Quarter	47.50	33.15
Third Quarter	58.91	45.13
Fourth Quarter	61.35	49.85

Stockholders

As of July 15, 2002, there were 18,075 holders of record of our common stock.

Dividends

Prior to May 31, 2002, FedEx had never declared a cash dividend, our policy having been to reinvest all earnings in our businesses. On May 31, 2002, our Board of Directors declared a cash dividend of $0.05 per share on our common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. See Note 6 of the accompanying audited financial statements.

Item 6.     Selected Financial Data

The following table sets forth certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2002. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere herein.

	2002	2001(1)		2000	1999	1998
	In millions, except per share amounts and other operating data
OPERATING RESULTS
Revenues	$20,607	$19,629		$18,257	$16,773	$15,873
Operating income	1,321	1,071	(2)	1,221	1,163	1,011
Income from continuing operations before income taxes	1,160	927		1,138	1,061	900
Income from continuing operations before cumulative effect of change in accounting principle	725	584		688	631	498
Income from discontinued operations	—	—		—	—	5
Cumulative effect of change in accounting for goodwill(3)	(15)	—		—	—	—

Net income	$710	$584		$688	$631	$503

PER SHARE DATA
Earnings per share:
Basic:
Continuing operations	$2.43	$2.02		$2.36	$2.13	$1.70
Discontinued operations	—	—		—	—	0.02
Cumulative effect of change in accounting for goodwill	(0.05)	—		—	—	—

	$2.38	$2.02		$2.36	$2.13	$1.72

Assuming dilution:
Continuing operations	$2.39	$1.99		$2.32	$2.10	$1.67
Discontinued operations	—	—		—	—	0.02
Cumulative effect of change in accounting for goodwill	(0.05)	—		—	—	—

	$2.34	$1.99		$2.32	$2.10	$1.69

Average shares of common stock outstanding	298	289		292	296	293
Average common and common equivalent shares outstanding	303	293		296	301	298
Cash dividends(4)	—	—		—	—	—

FINANCIAL POSITION
Property and equipment, net	$8,302	$8,100		$7,084	$6,559	$5,935
Total assets	13,812	13,392		11,527	10,648	9,686
Long-term debt, including capital leases, less current portion	1,800	1,900		1,776	1,360	1,385
Common stockholders’ investment	6,545	5,900		4,785	4,664	3,961

OTHER OPERATING DATA
FedEx Express:
Operating weekdays	255	255		257	256	254
Aircraft fleet	647	640		663	634	613
FedEx Ground:
Operating weekdays	253	254		254	253	256
FedEx Freight:
Operating weekdays	253	107		—	—	—
Average full-time equivalent employees	184,953	176,960		163,324	156,386	150,823

(1)	Results for 2001 include the financial results of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes).
(2)
Asset impairment charges of $102 million ($65 million, net of tax) at FedEx Express and reorganization costs of $22 million ($14 million, net of tax) at FedEx Supply Chain Services were recorded in 2001. See Notes 17 and 18 of the accompanying audited financial statements.

(3)
Results for 2002 reflect our adoption of SFAS 142, “Goodwill and Other Intangible Assets.” We recognized an adjustment of $25 million ($15 million or $0.05 per share, net of tax) to reduce the carrying value of certain goodwill to its implied fair value. See Note 2 of the accompanying audited financial statements.

(4)	In May 2002, FedEx declared a cash dividend of $0.05 per share payable on July 8, 2002. Prior to this date, FedEx had never paid cash dividends on its common stock.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of FedEx Corporation (also referred to as “FedEx”). This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

FedEx is one of the largest transportation companies in the world. Our business strategy is to offer a portfolio of transportation services through our independently operated business units. These business units are primarily represented by our reportable operating segments: FedEx Express, the world’s largest express transportation company; FedEx Ground, North America’s second largest provider of small-package ground delivery service; and FedEx Freight, the largest U.S. provider of regional less-than-truckload freight services.

The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily volume; the mix of services purchased by our customers; the prices we obtain for our services, as measured by average price per shipment (yield); our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Except as otherwise indicated, references to years mean our fiscal year ended May 31, 2002 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares revenues, operating income, net income and diluted earnings per share (in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2002	2001(1)	2000	2002/ 2001	2001/ 2000
Revenues	$20,607	$19,629	$18,257	+ 5	+8
Operating income	1,321	1,071	1,221	+23	-12
Net income	710	584	688	+22	-15

Diluted earnings per share	$2.34	$1.99	$2.32	+18	-14

(1)
Results for 2001 include noncash charges of $102 million for impairment of certain assets related to aircraft programs at FedEx Express and a $22 million reorganization charge at FedEx Supply Chain Services. These charges were $78 million after tax or $.27 per diluted share.

Our 2002 results reflect outstanding revenue and earnings growth at FedEx Ground. Operating income at this segment increased $162 million or 93%, reflecting volume growth in FedEx Ground’s core business and reduced losses in its home delivery service. The performance of FedEx Ground, and the addition of FedEx Freight East (formerly known as American Freightways) in the third quarter of 2001, contributed to improved net income for 2002, but were mitigated by continued softness in package volumes at FedEx Express. Volume levels in our FedEx Express domestic and international package services declined in 2002 as a result of continued weakness in the U.S. and global economies (particularly in the manufacturing and wholesale sectors), which has decreased demand for our higher-priced express services. Revenue from our transportation agreement with the U.S. Postal Service (“USPS”), which commenced in the first quarter of 2002, as well as effective cost management, helped soften the impact of reduced package volumes at FedEx Express.

Largely due to the contributions of FedEx Ground and FedEx Freight, and the fact that 2001 included approximately $124 million in noncash charges (discussed below), operating income increased significantly in 2002. Discretionary spending (such as professional fees and travel-related expenses) was reduced approximately $108 million during 2002. Pension costs were approximately $90 million higher in 2002, due principally to lower discount rates and decreased returns on pension plan assets. Variable compensation was slightly higher in 2002.

During 2002, we implemented new indices for calculating fuel surcharges at FedEx Express and FedEx Ground, which more closely link the surcharges to prevailing market prices for jet and diesel fuel, respectively. Lower fuel prices during 2002 had a positive impact on operating expenses; however, declines in fuel surcharge revenue more than offset the impact of lower fuel prices on operating income. Conversely, fuel surcharge revenue in 2001 more than offset the impact of higher fuel costs. During 2001, increased fuel prices negatively impacted year-over-year expenses by approximately $160 million, net of the effects of jet fuel hedging contracts. We received approximately $92 million in 2001 under jet fuel hedging contracts, which we effectively closed during the fourth quarter of 2001 by entering into offsetting contracts. The maturity of these contracts increased 2002 fuel costs by approximately $15 million.

Net income for 2002 reflects the cumulative effect of an accounting change recorded in the first quarter. This change resulted from adoption of new rules from the Financial Accounting Standards Board (“FASB”) for the treatment of goodwill and other intangible assets (see Note 2 and Note 4 to the accompanying audited financial statements). Adoption of these new rules resulted in the first quarter recognition of a $25 million ($15 million net of tax or $.05 per share) impairment charge to our recorded goodwill. Results for 2002 also reflect the cessation of $36 million of goodwill amortization that would have been recorded in operating expenses, as required under the new accounting rules. Goodwill amortization expense was $26 million for 2001 and $17 million for 2000.

Our results for 2001 reflected strong performance during the first half, which was more than offset by the effects of weakened economic conditions in the second half of the year. As a result of lower domestic volumes at FedEx Express in the second half of 2001 and lowered capacity growth forecasts, management committed to eliminate certain excess aircraft capacity related to our MD10 program (which upgrades and modifies our older DC10 aircraft to make them more compatible with our newer MD11 aircraft). By curtailing the MD10 program, we eliminated significant future capital expenditures through 2008. During 2001, we also took actions to reorganize our FedEx Supply Chain Services subsidiary to eliminate certain unprofitable, non-strategic logistics business and reduce its overhead. In addition, due to the bankruptcy of Ayres Corporation, we wrote off deposits and related items in 2001 in connection with the Ayres ALM200 aircraft program. Following is a summary of these charges (in millions):

Impairment of certain assets related to the MD10 aircraft program	$ 93
Strategic realignment of logistics subsidiary	22
Ayres program write-off	9

Total	$124

Results for 2002 were favorably affected by approximately $12 million, related to the charges above, based on actual outcomes as compared to the original estimates. No material amounts remained on the balance sheet for these items at the end of 2002.

Excluding the effects of business acquisitions in 2001 and 2000, revenues increased slightly in 2001, reflecting revenue growth of FedEx International Priority® (“IP”) packages. During 2001, volume growth was higher at FedEx Ground as this subsidiary continued to grow its core business and expand its new home delivery service offering. The effects of the acquisition of FedEx Freight East added approximately $630 million to 2001 revenues. The acquisition resulted in recognition of approximately $600 million in goodwill and was slightly accretive to 2001 earnings per diluted share. For further information regarding this acquisition, see “Liquidity” and Note 3 to the accompanying audited financial statements.

Our 2001 operating results reflected the continuing implementation of the rebranding and reorganization initiatives begun in the last half of 2000 to leverage the FedEx name and centralize certain sales, marketing and technology functions of FedEx Express and FedEx Ground into FedEx Services (see “Reportable Segments” below). These rebranding costs did not have a significant impact on 2002 results and were approximately $26 million for 2001 and $21 million for 2000. Our 2001 results included a significant reduction in operating costs related to reduced provisions under our variable compensation plans. Pension costs were approximately $70 million lower in 2001, due principally to higher discount rates.

Other Income and Expense and Income Taxes

Interest expense was slightly lower in 2002, as we utilized available cash to reduce debt balances during the year (see “Financial Condition” below). Financing for the acquisition of FedEx Freight East, which was completed in the third quarter of 2001, was the principal reason net interest expense was 36% higher in 2001.

In 2002, other nonoperating expenses included losses of approximately $17 million from the retirement of debt assumed in the FedEx Freight East acquisition and the refinancing of certain capital lease obligations. Other nonoperating expenses in 2000 included gains of approximately $12 million from an insurance settlement for a destroyed MD11 aircraft and approximately $11 million from the sale of securities.

Our effective tax rate was 37.5% in 2002, 37.0% in 2001 and 39.5% in 2000. The 37.5% effective tax rate in 2002 was higher than the 2001 effective rate primarily due to the utilization of excess foreign tax credits in 2001. The 2002 rate was favorably impacted by the cessation of goodwill amortization (as discussed above) and by several other factors, none of which were individually significant. The effective tax rate exceeds the statutory U.S. federal tax rate primarily because of state income taxes. For 2003, we expect the effective tax rate to be approximately 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

At May 31, 2002, we had a net deferred tax liability of $130 million, consisting of $1 billion of deferred tax assets and $1.1 billion of deferred tax liabilities. The reversal of deferred tax assets in future periods is expected to be offset by similar amounts of deferred tax liabilities.

Terrorist Attacks of September 11

Fiscal 2002 second quarter operations were significantly affected by the terrorist attacks that occurred on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. During the period our aircraft were grounded, both domestic and international shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. We resumed air operations within hours of receiving clearance from the Federal Aviation Administration. Business levels at FedEx Ground and FedEx Freight were not materially affected.

In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the “Act”), an emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation’s air carriers. The Act provides for $5 billion to be used for financial assistance to airlines to offset losses caused by service disruptions and declines in business activity related to these attacks for the period September 11, 2001 through December 31, 2001.

The Emerging Issues Task Force (“EITF”) issued EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Act should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $119 million of compensation under the Act in 2002. We have classified all amounts recognized under this program (of which $101 million was received as of May 31, 2002) as a reduction of operating expenses under the caption “Airline stabilization compensation.” While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million receivable, compensation previously recognized is subject to audit and interpretation by the Department of Transportation (“DOT”). We have received requests from the DOT for additional information in support of our claims under the Act and have responded fully to these requests. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

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

Outlook

On May 31, 2002, we announced our first-ever payment of a quarterly cash dividend to shareholders of $.05 per share. We expect to continue these quarterly cash dividend payments, although each subsequent dividend is subject to review and approval by our Board of Directors.

The economic downturn that began in calendar 2001 provided opportunities for management teams within the FedEx family to examine growth strategies and take steps to right-size our transportation networks, improve service and provide choices to fit our customers’ transportation needs. We believe we are well positioned for long-term growth when the economy, particularly the manufacturing and wholesale sectors, recovers and experiences sustained growth.

For 2003, we anticipate revenue and volume growth in all segments if our expectations of an economic stabilization during the first half of 2003 and a recovery during the remainder of the year are realized.

Our diverse portfolio of services is the key factor to our long-term growth. The expansion of FedEx Ground’s home delivery network and continued development and cross-selling of the diverse FedEx portfolio of services, particularly to small- and medium-sized businesses, is central to our strategy. Our Web site, fedex.com, is heavily utilized and has helped us reduce costs and improve customer satisfaction. Management believes that our substantially fixed cost infrastructure will allow us to realize incremental profits when the economy recovers.

Pension costs are expected to continue to increase over the near term. Our pension cost for 2003 will increase by approximately $90 million due to lower interest rates in 2002 and the effects of decreased returns on pension plan assets. For 2003, we will lower our expected long-term rate of return on plan assets from 10.9% to 10.1%. While employee retirement costs continue to rise, our retirement programs are well funded, with assets sufficient to meet our current obligations.

Maintenance costs are expected to be higher in 2003 due to scheduled maintenance activities. Higher group health and other insurance costs are also anticipated. In spite of the impact of these increased expenses, we expect our operating margin to slightly improve as a result of continued focus on cost reductions (including hiring restrictions and reduced discretionary spending), productivity improvements and a reduction in the FedEx Home Delivery loss.

Actual results for 2003 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery, our ability to match capacity with volume levels and our ability to effectively leverage our new service and growth initiatives. In addition, our fuel surcharges have a lag that exists before the surcharges are adjusted for changes in jet and diesel fuel prices. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount. See “Forward-Looking Statements” for a more complete description of potential risks and uncertainties that could affect our future performance.

Seasonality of Business

Our express package and freight businesses are seasonal in nature. Historically, the U.S. package business experiences an increase in volumes in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically exhibited lower volumes relative to other periods.

The transportation and logistics industry is affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect tonnage, revenues and earnings. Normally, the fall of each year is the busiest shipping period for FedEx Ground and FedEx Custom Critical, while the latter part of December, January, June and July of each year are the slowest periods. For FedEx Freight, the spring and fall of each year are the busiest shipping periods and the latter part of December, January and February of each year are the slowest periods. Shipment levels, operating costs and earnings for each of our operating companies can also be adversely affected by inclement weather.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 143, “Accounting for Asset Retirement Obligations” in June 2001 and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. These statements will be effective for FedEx beginning in 2003. We do not expect the application of these new accounting standards to have a material effect on our financial position or results of operations. See Note 2 to the accompanying audited financial statements for further discussion of recent accounting pronouncements.

REPORTABLE SEGMENTS

Our reportable operating segments are FedEx Express, FedEx Ground and FedEx Freight, each of which operates in a single line of business. Included within “Other” are the operations of FedEx Custom Critical, FedEx Trade Networks and FedEx Services. “Other” also includes certain unallocated corporate items and eliminations. Management evaluates segment financial performance based on operating income.

The formation of FedEx Services at the beginning of 2001 represented the implementation of a business strategy that combined the sales, marketing and information technology functions of our FedEx Express and FedEx Ground reportable segments to form a shared services company that supports the package businesses of both of these segments. FedEx Services provides our customers with a single point of contact for all express and ground services. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and information technology functions.

The costs for these activities are now allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item “Intercompany charges” on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express and FedEx Ground, and certain other costs such as corporate management fees.

FEDEX EXPRESS

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2002	2001	2000(1)	2002/ 2001	2001/ 2000
Revenues:
Package:
U.S. overnight box(2)	$5,338	$5,830	$5,684	-8	+3
U.S. overnight envelope(3)	1,755	1,871	1,854	-6	+1
U.S. deferred	2,383	2,492	2,428	-4	+3

Total domestic package revenue	9,476	10,193	9,966	-7	+2
International Priority (IP)	3,834	3,940	3,552	-3	+11

Total package revenue	13,310	14,133	13,518	-6	+5
Freight:
U.S.	1,273	651	566	+96	+15
International	384	424	492	-9	-14

Total freight revenue	1,657	1,075	1,058	+54	+2
Other	360	326	492	+10	-34

Total revenues	15,327	15,534	15,068	-1	+3

Operating expenses:
Salaries and employee benefits	6,467	6,301		+3
Purchased transportation	562	584		-4
Rentals and landing fees	1,524	1,419		+7
Depreciation and amortization	806	797		+1
Fuel	1,009	1,063		-5
Maintenance and repairs	980	968		+1
Airline stabilization compensation	(119)	—		n/ a
Intercompany charges, net	1,332	1,317		+1
Other(4)	1,955	2,238		-13

Total operating expenses	14,516	14,687	14,168	-1	+4

Operating income	$811	$847	$900	-4	-6

				Percent Change
	2002	2001	2000(1)	2002/ 2001	2001/ 2000
Package statistics:
Average daily packages:
U.S. overnight box	1,170	1,264	1,249	-7	+1
U.S. overnight envelope	699	757	771	-8	-2
U.S. deferred	868	899	916	-3	-2

Total domestic packages	2,737	2,920	2,936	-6	-1
IP	340	346	319	-2	+8

Total packages	3,077	3,266	3,255	-6	—

Revenue per package (yield):
U.S. overnight box	$17.90	$18.09	$17.70	-1	+2
U.S. overnight envelope	9.84	9.69	9.36	+2	+4
U.S. deferred	10.77	10.87	10.31	-1	+5
Domestic composite	13.58	13.69	13.21	-1	+4
IP	44.16	44.70	43.36	-1	+3
Composite	16.96	16.97	16.16	—	+5
Freight statistics:
Average daily pounds:
U.S.	7,736	4,337	4,693	+78	-8
International	2,082	2,208	2,420	-6	-9

Total freight	9,818	6,545	7,113	+50	-8

Revenue per pound (yield):
U.S.	$.65	$.59	$.47	+10	+26
International	.72	.75	.79	-4	-5
Composite	.66	.64	.58	+3	+10

(1)	Operating expense detail for 2000 is not included as this data is not comparable. See “Reportable Segments” above.
(2)	The U.S. overnight box category includes packages exceeding 8 ounces in weight.
(3)	The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.
(4)	2001 includes a $93 million charge for impairment of the MD10 aircraft program and a $9 million charge for the Ayres program write-off.

FedEx Express Revenues

Volumes at FedEx Express continue to be below levels experienced prior to the economic slowdown, which began in 2001. Volumes were also significantly impacted by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. Both domestic and international shipments were impacted by this event.

During 2002, total package revenue decreased 6%, principally due to decreases in volumes. In the United States, package revenue declined 7% (on 6% lower average daily domestic express package volume, principally in U.S. overnight box and envelope volumes). While IP volume decreased slightly in 2002, principally due to a decline in U.S. outbound shipments, IP volumes were positively impacted by the European and Asian economies, although volumes in these markets did not grow as much as in 2001. For 2002, FedEx Express experienced IP average daily volume growth rates of 15% and 5% in the European and Asian markets, respectively. Package yields are slightly lower in virtually all service categories due to a decrease in average weight per package and a decline in fuel surcharge revenue. In the second quarter of 2002, we implemented a new index for determining our fuel surcharge. Using this new index, the fuel surcharge ranged between 0% and 3% from November 2001 through May 2002. The fuel surcharge during all of 2001 was 4%.

In 2001, total package revenue increased 5%, principally due to increases in yields and IP volumes. The increase in yields in 2001 was a result of yield-management, which included limiting growth of less profitable business and recovering the higher cost of fuel through a fuel surcharge. Domestic rate increases in February 2001 also contributed to the higher yield during 2001. While the IP volume growth was 8% for 2001, this rate was impacted by a year-over-year increase in U.S. outbound shipments, offset by weakness in the Asian economy in the last half of the year. For 2001, FedEx Express experienced IP average daily volume growth rates of 24% in the European market and 12% in the Asian market.

Total freight revenue for 2002 increased significantly due to improved domestic freight volume and yield, reflecting the impact of the USPS transportation agreement, which began in August 2001. On January 10, 2001, FedEx Express and the USPS entered into two service contracts: one for domestic air transportation and the other for placement of FedEx Drop Boxes at U.S. Post Offices. On December 13, 2001, we signed an addendum to our transportation agreement with the USPS, effective for a 10-month period beginning January 1, 2002, which allows us to carry incremental pounds of mail at higher committed volumes than required under the original agreement. In 2001, total freight revenue increased slightly over 2000 due to significantly improved yields in U.S. freight, partially offset by declines in domestic freight volume and international freight volume and yield.

Other revenue (which includes Canadian domestic revenue, charter services, logistics services, sales of hushkits and other) increased 10% in 2002. In 2001 and 2000, other revenue decreased, mostly due to declines in the sale of hushkits. Hushkits sales were insignificant in 2002.

FedEx Express Operating Income

In 2002, operating income at FedEx Express decreased 4%. Excluding $102 million of asset impairment charges taken in 2001, operating income was down 15% in 2002. Revenue declines in 2002 on a largely fixed cost structure more than offset continued cost management actions. During 2002, contractual reimbursements received from the USPS substantially offset network expansion costs incurred (principally in increased salaries). USPS reimbursements during 2002 are reflected as a credit to other operating expenses. This reimbursement, however, had no effect on operating income, as it represented the recovery of incremental costs incurred. In 2002, FedEx Express recognized $27 million of operating income from the resolution of certain state tax matters, which is also reflected as a reduction of other operating expenses.

Operating income for 2002 also reflects the adoption of new rules from the FASB for the treatment of goodwill and other intangible assets (as discussed in “Consolidated Results” above). For FedEx Express, adoption of these new rules resulted in the cessation of $12 million in goodwill amortization that would have been recorded in operating expenses during 2002 (this amortization amount is comparable to 2001 and 2000).

Rentals and landing fees were higher in 2002 primarily due to an increase in aircraft usage as a result of incremental domestic freight volume. While fuel usage was higher in 2002 due to incremental freight pounds transported under the USPS agreement, fuel costs were down, as the average price per gallon of aircraft fuel decreased 12% in 2002. During 2001, increased fuel expense reflected a 17% increase in average jet fuel price per gallon, which contributed to a negative impact of approximately $150 million, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs.

For 2002, salaries, wages and benefits were higher in spite of reductions in hours and full-time equivalents, which were not sufficient to offset base salary increases and higher pension and medical costs. This is partially because a significant portion of incremental cost increases related to the USPS contract is reflected in salaries and wages. Pension costs at FedEx Express were approximately $60 million higher in 2002. Profit sharing and incentive compensation provisions were down significantly for 2002.

In 2001, operating income decreased 6%, reflecting charges related to the impairment of aircraft in the fourth quarter (see “Consolidated Results” above). Excluding these charges, operating income increased 5% in 2001, despite a slowdown in revenue growth that year, as reduced variable compensation and pension costs, coupled with intensified cost controls over discretionary spending, had a positive impact. Declining contributions from sales of hushkits negatively impacted operating profit by $40 million in 2001.

FedEx Express Outlook

While we believe economic growth during the first half of 2003 will be slow, particularly in the manufacturing and wholesale sectors, we expect revenue to increase during 2003, in both the domestic and international markets. Revenue growth is expected to exceed expense growth due to increases in both domestic and international package volumes and yield.

Operating margin for this segment is expected to increase in 2003 despite increasing pension and health care costs, insurance expenses, maintenance costs and costs associated with annual wage increases. Our expectation of improved performance is based upon continued cost control efforts, with a particular focus on significant improvements in productivity and transportation network efficiency. We will also benefit in 2003 from a full year of operations under our transportation contract with the USPS.

Although fuel price increases are anticipated during 2003, they are not expected to significantly impact earnings as our fuel surcharge is closely linked to prevailing market prices for jet fuel. Our fuel surcharge has a lag that exists before it is adjusted for changes in jet fuel prices. Therefore, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount.

FEDEX GROUND

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2002	2001	2000(1)	2002/ 2001	2001/ 2000
Revenues	$2,711	$2,237	$2,033	+21	+10
Operating expenses:
Salaries and employee benefits	532	450		+18
Purchased transportation	1,032	881		+17
Rentals	71	67		+6
Depreciation and amortization	132	111		+19
Fuel	4	8		-50
Maintenance and repairs	73	63		+16
Intercompany charges	238	215		+11
Other	292	267		+9

Total operating expenses	2,374	2,062	1,807	+15	+14

Operating income	$337	$175	$226	+93	-23

Average daily packages	1,755	1,520	1,442	+15	+5
Revenue per package (yield)	$6.11	$5.79	$5.55	+6	+4

(1)	Operating expense detail for 2000 has been omitted, as this data is not comparable. See “Reportable Segments” above.

FedEx Ground Revenues

Core business growth and the increasing popularity of our new home delivery service helped FedEx Ground realize double-digit revenue growth in both 2002 and 2001, as volumes and yields increased. Sales and marketing activities have been effective in attracting new small- and medium-sized customers, which generate higher yielding package revenues. For 2002 and 2001, the increase in average daily packages represents positive volume growth experienced in all principal markets served by FedEx Ground, including FedEx Home Delivery, which added facilities to reach almost 90% coverage of the U.S. population.

In 2002 and 2001, year-over-year yield increases were due primarily to general rate increases, ongoing yield management and a slight increase in the mix of higher yielding packages. In the third quarter of 2002, we implemented a new dynamic fuel surcharge, which is indexed to the current price of diesel fuel. Using this new index, the fuel surcharge ranged between .50% and ..75% from February through May 2002. A 1.25% fuel surcharge was in effect for most of 2001.

FedEx Ground Operating Income

FedEx Ground’s operating income significantly increased in 2002 primarily due to package volume growth, higher yields, productivity improvements in both employee and contractor labor and effective cost management. FedEx Home Delivery had a loss of $32 million in 2002, which is a significant improvement from the loss in 2001. Facility openings and expansions, as well as increased investments in information systems, resulted in increased depreciation, rental and other property-related expenses during 2002. Salaries, wages and benefits also were higher in 2002 due to additional full-time equivalents and higher pension and medical costs. Costs for our variable and other incentive compensation plans were significantly higher during 2002, reflecting FedEx Ground’s outstanding financial performance.

During 2001, operating income decreased 23%, primarily due to a FedEx Home Delivery operating loss of $52 million and rebranding and reorganization expenses of $15 million. The rebranding and reorganization expenses consisted of incremental external costs for rebranding vans, trailers and signage. Such costs were expensed as incurred. Excluding the negative impact of these expenses, operating income decreased 2% from 2000. Facility openings and expansions, as well as increased investments in information systems, resulted in higher depreciation, rental and other property-related expenses during 2001.

FedEx Home Delivery, launched in March 2000, negatively affected 2000 operating income by approximately $19 million.

FedEx Ground Outlook

For 2003, volumes and yield are expected to grow in both the core business and FedEx Home Delivery. FedEx Ground will continue expansion of the FedEx Home Delivery network to serve nearly 100% of the U.S. population by mid-September 2002. Plans for 2003 will be focused on improvements in on-time delivery, productivity and safety.

Total operating profit for FedEx Ground is expected to improve over 2002, although we expect operating margin to decrease because FedEx Ground will absorb a larger portion of allocated sales, marketing, customer support and information technology costs during 2003. During 2003, we expect the operating loss from FedEx Home Delivery to improve, with this service becoming profitable sometime in 2004.

FEDEX FREIGHT

The following table shows revenues, operating expenses and operating income (in millions) and selected statistics for the years ended May 31:

	2002	2001(1)
Revenues	$1,960	$835
Operating expenses:
Salaries and employee benefits	1,170	489
Purchased transportation	57	23
Rentals	64	27
Depreciation and amortization	86	44
Fuel	72	41
Maintenance and repairs	90	39
Intercompany charges	8	1
Other	245	116

Total operating expenses	1,792	780

Operating income	$168	$55

Shipments per day(2)	56,000	56,012
Weight per shipment (lbs)(2)	1,114	1,132
Revenue per hundredweight(2)	$12.41	$11.83

(1)
Results for 2001 include the financial results of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 results are not comparable to 2002.

(2)	Statistics for 2001 are based on portion of the year including both FedEx Freight West and FedEx Freight East (January through May).

Although revenues were higher in 2002 due to the inclusion of a full year of operations, revenues were impacted by lower than expected volumes, due to the economic slowdown, and by a decrease in our fuel surcharge. The FedEx Freight fuel surcharge is tied to the “Retail on Highway Diesel Fuel Price,” as published by the U.S. Department of Energy, and changes weekly based on changes in the index. In 2002, average daily shipments were comparable to the prior year, weight per shipment was down 2% and revenue per hundredweight was up 5%.

During this difficult economic environment, FedEx Freight improved yields and managed costs. Operating margins were 8.6% in 2002, reflecting the elimination of goodwill amortization and stable pricing, partially offset by the impact of $6 million of rebranding expenses, primarily for tractors and trailers. Our focus on providing superior service to attract and maintain customers solidified our leadership position in the regional less-than-truckload (“LTL”) market.

Operating income for FedEx Freight in 2002 reflects the adoption of new rules from the FASB for the treatment of goodwill and other intangible assets (as discussed in “Consolidated Results” above). For FedEx Freight, adoption of these new rules resulted in the cessation of $15 million of goodwill amortization that would have been recorded in operating expenses during 2002. For 2001, goodwill amortization recorded by FedEx Freight was $6 million, reflecting the acquisition of FedEx Freight East in January 2001.

FedEx Freight Outlook

We announced in February 2002 that FedEx Freight East (formerly known as American Freightways) and FedEx Freight West (formerly known as Viking Freight) are being rebranded under the name “FedEx Freight.” We believe this will allow us to take advantage of the FedEx brand and create additional synergies, which will give us a competitive advantage and continue to improve our market share in the LTL segment. The rebranding expenses will consist primarily of incremental external costs for rebranding tractors and trailers, which will be expensed as incurred. The cost of the rebranding is expected to increase FedEx Freight’s operating expenses by approximately $15 million in 2003. We expect a total of approximately $40 to $45 million to be spent on rebranding at FedEx Freight through 2005.

The complementary geographic regions served by FedEx Freight East and FedEx Freight West are expected to have a positive impact on results of operations for this segment. Both companies will continue to focus on day-definite regional LTL service, but will also collaborate to serve customers who have multiregional LTL needs.

In June 2002 we announced a series of new premium service offerings, including optional money-back guaranteed transit times in the West and expanded next-day coverage up to 900 miles in selected lanes in the East. These new service offerings will provide our customers with additional shipping options. On June 27, 2002, we announced a general rate increase of 5.9% to be effective July 22, 2002. Yield management, enhanced productivity and cost-control measures continue to be major focus areas for FedEx Freight in order to minimize the effects of a soft economy in a highly competitive pricing environment.

OTHER OPERATIONS

Other operations include FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, whose subsidiaries form a global trade services company; FedEx Services, a provider of supply chain management services and sales, marketing and IT support for FedEx Express and FedEx Ground; and certain unallocated corporate items. Also included in this category are the operating results of FedEx Freight West prior to December 1, 2000.

Revenues from other operations were $609 million (down 40%) in 2002 compared to $1.0 billion in 2001 and $1.2 billion in 2000. During 2002, a significant portion of the decrease in revenues reflects the fact that current year results for this category no longer include FedEx Freight West’s revenues (see “FedEx Freight” above). In both 2002 and 2001, revenues at FedEx Custom Critical were down 24%, largely due to the economic downturn. The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to key economic indicators, principally in the automotive industry, where volumes have been depressed since calendar 2001.

Operating income from other operations was $5 million in 2002 compared to an operating loss of $6 million in 2001 and operating income of $95 million in 2000. The improvement in 2002 over 2001 reflects reduced operating costs at FedEx Supply Chain Services. The decrease in operating income in 2001 over 2000 reflects the effect of the economic slowdown on FedEx Custom Critical during 2001 (which had strong earnings growth in 2000) and lower performance of FedEx Supply Chain Services. Operating income in 2000 had strong earnings from FedEx Freight West and also included a $10 million favorable adjustment related to estimated future lease costs from a 1997 restructuring at FedEx Freight West.

On March 1, 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc., which provide essential customs clearance services exclusively for FedEx Express in three U.S. locations at a cost of $36.5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies, and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

REVENUE RECOGNITION

We believe the policies adopted to recognize revenue are critical because an understanding of the accounting applied in this area is fundamental to assessing a company’s overall financial performance, and because revenue and revenue growth are key measures of financial performance in the marketplace. Our businesses are primarily involved in the direct pickup and delivery of commercial package and freight shipments. Our employees and agents are involved throughout the process and our operational, billing and accounting systems directly capture and control all relevant information necessary to record revenue, bill customers and collect amounts due to us.

We recognize revenue upon delivery of shipments or, for our logistics and trade services businesses, upon the completion of services. In addition, transportation industry practice includes two primary methods for revenue recognition for shipments in process at the end of an accounting period: (1) recognize all revenue and the related delivery costs when shipments are delivered or (2) recognize a portion of the revenue earned for shipments that have been picked up but not yet delivered at period end and accrue delivery costs as incurred. We use the second method; we recognize the portion of revenue earned at the balance sheet date for shipments in transit and accrue all delivery costs as incurred. We believe this accounting policy effectively and consistently matches revenue with expenses and recognizes liabilities as incurred.

There are three key estimates that are included in the recognition and measurement of our revenue and related accounts receivable under the policies described above: (1) estimates for unbilled revenue on shipments that have been delivered; (2) estimates for revenue associated with shipments in transit; and (3) estimates for future adjustments to revenue or accounts receivable for billing adjustments and bad debts.

Unbilled Revenue.    Primarily due to cycle billings to some of our larger customers, there is a time lag between the completion of a shipment and the generation of an invoice. At the end of a month, unprocessed invoices may be as much as one-third of the total month’s revenue. This revenue is recognized through systematic accrual processes. Most of these accruals are represented by invoices that are essentially complete, with little subjectivity over the amounts accrued. The remaining amounts are estimated using actual package or shipment volumes and current trends of average revenue per shipment. These estimates are adjusted in subsequent months to the actual amounts invoiced. Because of the low level of subjectivity inherent in these accrual processes, the estimates have historically not varied significantly from actual amounts subsequently invoiced.

Shipments in Process.    The majority of our shipments have short cycle times and therefore less than 5% of a total month’s revenue is typically in transit at the end of a period. At month-end, we estimate the amount of revenue earned on shipments in process based on actual shipments picked up, the scheduled day of delivery, the day of the week on which the month ends (which affects the percentage of completion) and current trends in our average price for the respective services. We believe these estimates provide a reasonable approximation of the actual revenue earned at the end of a period.

Future Adjustments to Revenue and Accounts Receivable.    Like many companies, we experience some credit loss on our trade accounts receivable. Historically, our credit losses from bad debts have not fluctuated materially because our credit management processes have been highly effective. We also recognize billing adjustments to revenue and accounts receivable for certain discounts, money back service guarantees and billing corrections.

Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed, and current collections trends. Allowances for these future adjustments aggregated $147 million at May 31, 2002 and $137 million at May 31, 2001. We consider the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions, pricing arrangements and billing systems can significantly affect the estimates used to determine the allowances.

PENSION COST

We sponsor defined benefit pension plans covering a majority of our employees. The accounting for pension benefits is determined by standardized accounting and actuarial methods that include numerous estimates, which include: employee turnover, mortality and retirement ages; discount rates; expected long-term investment returns on plan assets; and future salary increases. We consider the most critical of these to be our discount rate, the expected long-term rate of return on plan assets (and the method for determining the value of plan assets to which the expected long-term rate of return is applied) and the rate of future increases in salaries.

For FedEx, many of these assumptions are highly sensitive in the determination of a year’s pension cost because we have a large workforce that is relatively young and we have a significant amount of assets in the pension plans. For example, fewer than 5% of the participants covered under our principal pension plan are retired and currently receiving benefits. Therefore, the payout of pension benefits will occur over a long period in the future. This long-time period increases the sensitivity of certain estimates on our pension cost. Total pension costs increased approximately $90 million in 2002 and are expected to increase an additional $90 million in 2003.

Discount Rate.    This is the interest rate used to discount the estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation). The discount rate is determined at the plan measurement date (February 28) and affects the succeeding year’s pension cost. A decrease in the discount rate has a negative effect on pension expense. This assumption is highly sensitive, as a one-basis-point change in the discount rate affects our pension expense by approximately $1 million. For example, the 60-basis-point decrease in the discount rate to 7.1% for 2002 from 7.7% for 2001 will negatively affect our 2003 pension cost by approximately $60 million.

We determine the discount rate (which is meant to be the current rate at which the projected benefit obligation could be effectively settled) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds with coupon payments and maturities that generally match our expected benefit payments. This methodology is consistently applied and involves little subjectivity. However, the calculated discount rate can change materially from year to year based on economic market conditions that impact yields on corporate bonds.

Plan Assets.    The estimated average rate of return on plan assets is a long-term assumption that also materially affects our pension cost. With over $5.5 billion of plan assets, a one-basis-point change in this assumption directly affects pension cost by approximately $600,000 (a decrease in the assumed expected long-term rate of return has a negative effect on pension expense).

Our 2002 expected long-term rate of return of 10.9% reflects our active investment management program, which has consistently outperformed the related market indices over the past ten years. Also, because of our relatively young workforce, we are able to maintain more of our pension assets invested in higher-returning, longer-term equity investments. While plan investments are subject to short-term volatility, they are well diversified and the asset portfolios are closely managed. We review the expected long-term rate of return on an annual basis and revise it accordingly. Based on recent trends in asset performance and generally lower risk premiums in equity markets, we lowered the expected long-term rate of return for 2003 to 10.1%. This 80-basis-point decrease in the expected long-term rate of return will negatively affect our 2003 pension cost by approximately $48 million. Further adjustments to this estimate may be necessary in the future.

Investment losses have also reduced the level of assets to which the expected long-term rate of return is applied, which will further increase our pension cost in 2003. Despite poor asset performance over the past two years that has generated investment losses, our pension plan is and will continue to be appropriately funded to meet the payment of benefits as such obligations become due.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated value method, which helps mitigate short-term volatility in market performance (both increases and decreases). The application of this accounting policy reduced 2002 pension cost by approximately $16 million.

Salary Increases.    The assumed future increase in salaries and wages is also a key estimate in determining pension cost. We correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (incentive compensation is a component of pensionable wages). A one-basis-point change in the rate of estimated future salaries affects pension costs by approximately $700,000 (a decrease in this rate will decrease pension cost). Thus, the decrease in the assumption to 3.3% at the end of 2002 from 4.0% will favorably impact 2003 pension cost by approximately $50 million.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accident and general business liabilities, and benefits paid under employee health care programs. At May 31, 2002 we had total self-insurance accruals reflected in our balance sheet of approximately $839 million ($776 million at May 31, 2001).

The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments.

We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are consistently measured on a conservative basis. Nevertheless, changes in health costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.

LONG-LIVED ASSETS

Property and Equipment.    Our key businesses are capital intensive. Over 60% of our total assets are invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (over 20 years for certain of our aircraft equipment), we periodically evaluate whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on operating equipment have not been material (typically less than $10 million annually). However, such amounts may differ materially in the future based on technological obsolescence, accident frequency, regulatory requirements, and other factors beyond our control.

Because we must plan for future volume levels for multiple years in order to make commitments for aircraft based on those projections, we have risks that asset capacity may exceed demand and that an impairment of our assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used.

However, from time to time we make decisions to remove certain long-lived assets from service based on projections of capacity needs, and those decisions may result in an impairment. For example, in 2001 we made the decision to eliminate certain excess aircraft capacity at FedEx Express related to our MD10 conversion program. The decision allowed us to avoid approximately $1.1 billion in future capital expenditures and resulted in an impairment charge of $93 million to reduce the value of the affected assets to their estimated disposal value. The estimate of fair value requires management to make assumptions about the most likely potential value of assets to be disposed of and the estimated future costs of disposal. During 2002 we substantially completed the disposal of the impaired MD10 program assets, which resulted in a favorable adjustment of $9 million.

Leases.    We utilize operating leases to finance a significant number of our aircraft. Over the years, we have found these leasing arrangements to be favorable from a cash flow and risk management standpoint. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” below and Note 7 to the accompanying audited financial statements, at May 31, 2002 we had approximately $15 billion (on an undiscounted basis) of future commitments for operating leases.

The future commitments for operating leases are not reflected as a liability in our balance sheet because the leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. We believe we have well-defined and controlled processes for making this evaluation.

Goodwill.    We have in excess of $1 billion of goodwill on our balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review this goodwill for impairment on an annual basis and cease all goodwill amortization. As previously indicated, the adoption of these new rules resulted in an impairment of our recorded goodwill of $25 million in 2002 at one of our smaller businesses. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded, it cannot be reversed.

FINANCIAL CONDITION

LIQUIDITY

We reached a significant milestone in 2002, as we declared our first-ever cash dividend. On May 31, 2002, we announced that shareholders of record as of the close of business on June 17, 2002 will be paid a $.05 cash dividend per share of common stock. We expect to continue these quarterly dividend payments, although each subsequent dividend payment is subject to review and approval by our Board of Directors.

Cash and cash equivalents totaled $331 million at May 31, 2002, compared to $121 million at May 31, 2001. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2002	2001	2000
Cash provided by operating activities	$2,228	$2,044	$1,625
Cash used in investing activities:
Capital investments and other	(1,577)	(1,636)	(1,451)
Business acquisitions	(35)	(477)	(257)

Free cash flow	616	(69)	(83)
Cash (used in) provided by financing activities	(406)	122	(174)

Increase (decrease) in cash	$210	$53	$(257)

The following cash-based measure is presented as an additional means of evaluating our financial condition because we incur significant noncash charges, including depreciation and amortization, related to the material capital assets utilized in our business. This measure should not be considered as a superior alternative to net income, operating income, cash from operations, or any other operating or liquidity performance measure as defined by accounting principles generally accepted in the United States. The following table compares EBITDA, as adjusted (earnings before goodwill accounting changes, interest, taxes, depreciation and amortization) for the years ended May 31 (in billions):

	2002	2001	2000
EBITDA, as adjusted	$2.7	$2.3	$2.4

The increase in cash flows from operating activities in 2002 reflects increases in EBITDA, as adjusted (which includes FedEx Freight for an entire year) and aggressive working capital management. In 2001, the addition of FedEx Freight East improved cash provided by operating activities for that year.

Cash Used for Capital Investments.    Capital expenditures during 2002 were lower, primarily at FedEx Express where capital expenditures were 14% lower due to our efforts at the end of 2001 to match our planned spending with anticipated volume levels. We have taken various actions to reduce future capital expenditures over the past two years, including those related to the curtailment of our MD10 program (discussed in “Consolidated Results” above) and the cancellation of certain contractual obligations to purchase 19 MD11 aircraft from an affiliate of SAirGroup. These actions resulted in the elimination of approximately $2.1 billion in future capital expenditures. During 2002, we continued to make investments in FedEx Ground’s infrastructure and information technology and we also made capital investments to expand FedEx Freight. See “Capital Resources” below for further discussion.

Cash Used for Business Acquisitions.    During 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc. that provide essential customs clearance services exclusively for FedEx Express in three U.S. locations. During 2001, we acquired FedEx Freight East for approximately $980 million with a combination of cash and FedEx common stock. During 2000, we acquired three businesses for approximately $264 million, primarily in cash. See Note 3 to the accompanying audited financial statements for further discussion of business combinations.

Free Cash Flow.    Cash flow from operations during 2002 exceeded our cash used for investing activities creating free cash flow of $616 million, with which we paid off over $300 million in debt and repurchased treasury shares. The achievement of positive free cash flow is attributable to management of capital expenditures and working capital. Positive free cash flow indicates excess funds are available to invest in operations, reduce outstanding debt and provide return on capital to our shareholders.

Debt Financing Activities.    At April 1, 2002, certain existing debt at FedEx Express matured, principally $175 million of 9.875% Senior Notes. Also, in the fourth quarter of 2002, we prepaid the remaining $101 million of debt that was assumed in connection with the purchase of FedEx Freight East.

In the third quarter of 2001, we issued $750 million of senior unsecured notes in three maturity tranches: three, five and ten years, at $250 million each. Net proceeds from the borrowings were used to repay indebtedness, principally borrowings under our commercial paper program, and for general corporate purposes. These notes are guaranteed by all of our subsidiaries that are not considered minor under Securities and Exchange Commission (“SEC”) regulations.

We currently have $1 billion in revolving bank credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. As of May 31, 2002, we had no commercial paper outstanding and the entire credit facilities were available. For more information regarding these credit facilities, see Note 6 of the accompanying audited financial statements.

During 2002, we filed a $1.0 billion shelf registration statement with the SEC to provide flexibility and efficiency when obtaining financing. Under this shelf registration statement we may issue, in one or more offerings, either unsecured debt securities, common stock, or a combination of such instruments.

Cash Used for Share Repurchases.    We repurchased approximately 3.3 million shares of our common stock in 2002, at a cost of approximately $177 million, under our 5.0 million share repurchase program. During the fourth quarter of 2002, the Board of Directors authorized us to buy back an additional 5.0 million shares of common stock. There were no treasury share repurchases during 2001 and, during 2000, cash flows were affected by approximately $607 million from the repurchase of 15 million shares.

Other Liquidity Information.     We will remain focused on cost containment and capital expenditure discipline so we may continue to achieve positive free cash flow in the future. We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital needs for the foreseeable future.

CAPITAL RESOURCES

We have invested aggressively to build our global network and information systems. In recent years, we invested in the strategic acquisitions that have become FedEx Ground, FedEx Freight, FedEx Custom Critical and FedEx Trade Networks. The sustained need for capital investments and strategic acquisitions throughout those years meant we were not able to generate a positive cash flow after investing activities until 2002. With the infrastructure and operating systems now largely in place, we have been able to reduce our capital spending, including equivalent capital (as defined below), since 2000.

Despite the decrease in capital spending, our operations remain capital intensive, characterized by significant investments in aircraft, vehicles, computer hardware and software and telecommunications equipment, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including preexisting contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures (including equivalent capital) for the years ended May 31 (in millions):

	2002	2001	2000
Aircraft and related equipment	$730	$756	$469
Facilities and sort equipment	292	353	437
Information and technology investments	240	406	378
Vehicles and other equipment	353	378	343

Total capital expenditures	1,615	1,893	1,627
Equivalent capital, principally aircraft-related	—	—	365

Total	$1,615	$1,893	$1,992

                      (See Note 13 to the accompanying audited financial statements for a breakdown of capital expenditures by segment.)

In 2002, in spite of capital spending related to the 2001 addition of FedEx Freight East, as well as scheduled deliveries of aircraft that were planned and committed to well before the economic slowdown, management’s cost-reduction actions resulted in a decrease in capital spending compared to both 2001 and 2000. For 2003, we expect capital expenditures to be approximately $1.9 billion, as we are required to take 17 aircraft committed to in prior years. Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make projections regarding our needed airlift capacity many years before aircraft are actually needed. We will continue to manage our capital spending based on current and anticipated volume levels, and defer or limit capital additions where economically feasible in order to achieve positive cash flow.

On July 12, 2002, FedEx Express entered into an agreement with AVSA, S.A.R.L. for the purchase of ten Airbus A380-800F aircraft, a new high-capacity, long-range airplane. We expect to take delivery of three of the ten aircraft in each of the years 2008, 2009 and 2010 and the remaining one in 2011. The total commitment under the agreement approximates $2 billion. Most of the purchase price of each aircraft is due upon delivery of the aircraft. The agreement also provides for an option to purchase an additional ten aircraft.

We have historically financed our long-term capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. The determination to lease versus buy equipment is a financing decision, and all forms of financing are considered when evaluating the resources committed for capital. The amount we would have expended to purchase these assets had we not chosen to obtain their use through operating leases (leases with terms in excess of 50% of the asset’s useful life) is considered equivalent capital in the table above and is included in our internal capital budget. We had no equivalent capital expenditures during 2002 or 2001.

We finance a significant amount of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). Certain of these operating leases were arranged using special purpose entities under terms that are considered customary in the airline industry. At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in Note 7 to the accompanying audited financial statements as well as in “Contractual Cash Obligations” below.

Credit rating agencies routinely use the information concerning our operating leases to calculate our debt capacity. Furthermore, our debt covenants would not be adversely affected by the capitalization of some or all of our operating leases.

In the future, other forms of secured financing may be pursued to finance aircraft acquisitions if we determine that it best suits our needs. We have been successful in obtaining investment capital, both domestic and international, for long-term leases on acceptable terms, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs. For information on our purchase commitments, see Note 15 of the accompanying audited financial statements, as well as the table below.

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2002. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year (in millions)
	2003	2004	2005	2006	2007	Thereafter	Total
Amounts reflected in balance sheet:
Long-term debt(1)	$6	$275	$6	$257	$226	$830	$1,600
Capital lease obligations(2)	12	12	12	12	12	253	313
Other cash obligations not included in balance sheet:
Operating leases(2)	1,501	1,235	1,162	1,053	1,028	8,791	14,770
Unconditional purchase obligations(3)(4)	1,024	371	323	305	195	243	2,461

Total	$2,543	$1,893	$1,503	$1,627	$1,461	$10,117	$19,144

(1)	See Note 6 to the accompanying audited financial statements.
(2)	See Note 7 to the accompanying audited financial statements.
(3)	See Note 15 to the accompanying audited financial statements.
(4)	Does not include commitments made on July 12, 2002 for purchase of Airbus A380 aircraft.

In addition, we have other commercial commitments incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain self-insurance programs. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with them because the liabilities for these self-insurance programs are already reflected in our balance sheet as accrued expenses and other long-term liabilities. We also have guarantees, amounting to $137 million at May 31, 2002, under certain operating leases for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. These guarantees are not reflected in our balance sheet since they are not currently considered probable; therefore, they do not represent liabilities under accounting principles generally accepted in the United States.

EURO CURRENCY CONVERSION

Since the beginning of the European Union’s transition to the euro on January 1, 1999, our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies remained legal tender through January 1, 2002. We did not experience a material impact on our consolidated financial position, results of operations or cash flows from the introduction of the euro and any price transparency brought about by its introduction and the phasing out of the legacy currencies. Costs associated with the euro project were expensed as incurred and were funded entirely by internal cash flows.

FORWARD-LOOKING STATEMENTS

This Report (including the information incorporated by reference in this Report) contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•
the impact of the events of September 11, 2001, or any subsequent terrorist activities, on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

•
economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy’s recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

•
our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

•	market acceptance of our new service and growth initiatives, including our residential home delivery service;

•	sudden changes in fuel prices;

•	the timing and amount of any money we are entitled to receive under the Air Transportation Safety and System Stabilization Act;

•	competition from other providers of transportation and logistics services;

•	our ability to compete with new or improved services offered by our competitors;

•	changes in customer demand patterns;

•	our ability to obtain and maintain aviation rights in important international markets;

•	changes in government regulation, weather and technology;

•	availability of financing on terms acceptable to us; and

•	other risks and uncertainties you can find in our press releases and SEC filings.

As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is not a prediction of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report or the date of the document incorporated by reference in this Report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. We have outstanding long-term debt (exclusive of capital leases) of $1.6 billion and $1.9 billion at May 31, 2002 and 2001, respectively. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $49 million as of May 31, 2002 and $55 million as of May 31, 2001. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Currently, derivative instruments are not used to manage interest rate risk.

While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during 2002 did not have a material effect on our results of operations. At May 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $30 million for the year ending May 31, 2003 (the comparable amount in the prior year was approximately $70 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

In practice, our experience is that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting reported operating results, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We have market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. In 2002, we implemented new indices for calculating fuel surcharges, which more closely link the fuel surcharges to prevailing market prices for fuel. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in jet and diesel fuel prices. Therefore our operating income may be affected should the spot price of fuel suddenly change by a significant amount.

For 2001, market risk for jet fuel was estimated as the potential decrease in earnings resulting from a hypothetical 10% increase in jet fuel prices applied to projected 2002 usage and amounted to approximately $100 million, net of hedging settlements. As of May 31, 2001, all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting jet fuel hedging contracts. See Notes 1 and 2 to the accompanying audited financial statements for accounting policy and additional information regarding jet fuel hedging contracts.

We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.     Financial Statements and Supplementary Data

The following financial statements are filed with this Report:

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

FedEx engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective April 12, 2002. For additional information, see FedEx’s Current Report on Form 8-K dated March 11, 2002 (as amended by the Form 8-K/A filed on April 12, 2002).

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors will be presented in FedEx’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be held on September 30, 2002, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.     Execution Compensation

Information regarding executive compensation will be presented in FedEx’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be held on September 30, 2002, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in FedEx’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be held on September 30, 2002, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in FedEx’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be held on September 30, 2002, and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

The consolidated financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein and are included on pages F-1 to F-32 herein.

2.  Financial Statement Schedules

The following financial statement schedule is filed with this Report:

Page Number
Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1

Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2

Schedule II—Valuation and Qualifying Accounts	S-2

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained herein.

3.  Exhibits

Exhibits 3.1, 3.2, 10.1 through 10.74, 12, 21, 23.1, 23.2 and 24 are being filed in connection with this Report or incorporated herein by reference.

The Exhibit Index on pages E-1 through E-9 is incorporated herein by reference.

(b)  Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 2002: (i) Current Report on Form 8-K dated March 11, 2002 (as amended by the Form 8-K/A filed on April 12, 2002) (announcing change in auditors); and (ii) Current Report on Form 8-K dated May 31, 2002 (announcing declaration of cash dividend and authorization of repurchase of up to 5 million shares of common stock).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

By:	/s/ FREDERICK W. SMITH
Frederick W. Smith Chairman, President and Chief Executive Officer

Dated: July 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 19, 2002

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 19, 2002

/s/ JAMES S. HUDSON James S. Hudson	Corporate Vice President—Strategic Financial Planning and Control (Principal Accounting Officer)	July 19, 2002

/s/ JAMES L. BARKSDALE* James L. Barksdale	Director	July 19, 2002

/s/ RALPH D. DENUNZIO* Ralph D. DeNunzio	Director	July 19, 2002

/s/ JUDITH L. ESTRIN* Judith L. Estrin	Director	July 19, 2002

	Signature	Capacity	Date

	/s/ F.S. GARRISON* F.S. Garrison	Director	July 19, 2002

	/s/ PHILIP GREER* Philip Greer	Director	July 19, 2002

	/s/ J. R. HYDE, III* J. R. Hyde, III	Director	July 19, 2002

	/s/ SHIRLEY ANN JACKSON* Shirley Ann Jackson	Director	July 19, 2002

	/s/ GEORGE J. MITCHELL* George J. Mitchell	Director	July 19, 2002

	/s/ JOSHUA I. SMITH* Joshua I. Smith	Director	July 19, 2002

	/s/ PAUL S. WALSH* Paul S. Walsh	Director	July 19, 2002

	/s/ PETER S. WILLMOTT* Peter S. Willmott	Director	July 19, 2002

*By:	/s/ JAMES S. HUDSON James S. Hudson Attorney-in-Fact		July 19, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FedEx Corporation

We have audited the accompanying consolidated balance sheet of FedEx Corporation as of May 31, 2002, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of FedEx Corporation as of May 31, 2001, and for the two years in the period then ended, were audited by other auditors and whose report dated June 27, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation as of May 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/    ERNST & YOUNG LLP

Memphis, Tennessee
June 24, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of FedEx Corporation:

We have audited the accompanying consolidated balance sheets of FedEx Corporation (a Delaware corporation) and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of FedEx’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with FedEx Corporation’s filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS	May 31,
	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$331	$121
Receivables, less allowances of $147 and $137	2,491	2,506
Spare parts, supplies and fuel, less allowances of $91 and $78	251	269
Deferred income taxes	469	488
Prepaid expenses and other	123	117

Total current assets	3,665	3,501

PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	5,843	5,313
Package handling and ground support equipment and vehicles	4,866	4,621
Computer and electronic equipment	2,816	2,637
Other	4,051	3,841

	17,576	16,412
Less accumulated depreciation and amortization	9,274	8,312

Net property and equipment	8,302	8,100

OTHER ASSETS
Goodwill	1,063	1,052
Other assets	782	739

Total other assets	1,845	1,791

	$13,812	$13,392

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT	May 31,
	2002	2001
CURRENT LIABILITIES
Current portion of long-term debt	$6	$221
Accrued salaries and employee benefits	739	700
Accounts payable	1,133	1,256
Accrued expenses	1,064	1,073

Total current liabilities	2,942	3,250

LONG-TERM DEBT, LESS CURRENT PORTION	1,800	1,900

DEFERRED INCOME TAXES	599	508

OTHER LIABILITIES	1,926	1,834

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $.10 par value; 800,000,000 shares authorized; 298,573,387 shares issued for 2002 and 2001	30	30
Additional paid-in capital	1,144	1,120
Retained earnings	5,465	4,880
Accumulated other comprehensive income	(53)	(56)

	6,586	5,974
Less treasury stock, at cost and deferred compensation	41	74

Total common stockholders’ investment	6,545	5,900

	$13,812	13,392

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2002	2001	2000
REVENUES	$20,607	$19,629	$18,257

OPERATING EXPENSES
Salaries and employee benefits	9,099	8,263	7,598
Purchased transportation	1,825	1,713	1,675
Rentals and landing fees	1,780	1,650	1,538
Depreciation and amortization	1,364	1,276	1,155
Fuel	1,100	1,143	919
Maintenance and repairs	1,240	1,170	1,101
Airline stabilization compensation	(119)	—	—
Other	2,997	3,343	3,050

	19,286	18,558	17,036
OPERATING INCOME	1,321	1,071	1,221

OTHER INCOME (EXPENSE)
Interest, net	(139)	(144)	(106)
Other, net	(22)	—	23

	(161)	(144)	(83)

INCOME BEFORE INCOME TAXES	1,160	927	1,138

PROVISION FOR INCOME TAXES	435	343	450

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	725	584	688

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL, NET OF TAX BENEFIT OF $10	(15)	—	—

NET INCOME	$710	$584	$688

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$2.43	$2.02	$2.36
Cumulative effect of change in accounting for goodwill	(.05)	—	—

BASIC EARNINGS PER COMMON SHARE	$2.38	$2.02	$2.36

DILUTED EARNINGS PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$2.39	$1.99	$2.32
Cumulative effect of change in accounting for goodwill	(.05)	—	—

DILUTED EARNINGS PER COMMON SHARE	$2.34	$1.99	$2.32

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ INVESTMENT AND COMPREHENSIVE INCOME

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation	Total
(In millions, except shares)
BALANCE AT MAY 31, 1999	$30	$1,061	$3,616	$(25)	$(1)	$(17)	$4,664
Net income	—	—	688	—	—	—	688
Foreign currency translation adjustment, net of deferred tax benefit of $2	—	—	—	(9)	—	—	(9)
Unrealized loss on available-for-sale securities, net of deferred tax benefit of $2	—	—	—	(2)	—	—	(2)

Total comprehensive income							677
Shares issued for acquisition (175,644 shares)	—	—	—	—	7	—	7
Purchase of treasury stock	—	—	—	—	(607)	—	(607)
Employee incentive plans and other (1,539,941 shares issued)	—	18	(9)	—	37	(14)	32
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2000	30	1,079	4,295	(36)	(564)	(19)	4,785
Net income	—	—	584	—	—	—	584
Foreign currency translation adjustment, net of deferred tax benefit of $7	—	—	—	(19)	—	—	(19)
Unrealized loss on available-for-sale securities, net of deferred tax benefit of $1	—	—	—	(1)	—	—	(1)

Total comprehensive income							564
Shares issued for acquisition (11,042,965 shares)	—	41	28	—	438	—	507
Employee incentive plans and other (1,841,543 shares issued)	—	—	(27)	—	73	(14)	32
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2001	30	1,120	4,880	(56)	(53)	(21)	5,900
Net income	—	—	710	—	—	—	710
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	6	—	—	6
Minimum pension liability adjustment, net of deferred tax benefit of $2	—	—	—	(3)	—	—	(3)
Reclassification of deferred jet fuel hedging charge upon adoption of SFAS 133, net of deferred tax benefit of $6	—	—	—	(9)	—	—	(9)
Adjustment for jet fuel hedging charges recognized in expense during period net of deferred taxes of $6	—	—	—	9	—	—	9

Total comprehensive income							713
Purchase of treasury stock	—	—	—	—	(177)	—	(177)
Cash dividends declared ($0.05 per share)	—	—	(15)	—	—	—	(15)
Employee incentive plans and other (4,224,444 shares issued)	—	24	(110)	—	210	(12)	112
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2002	$30	$1,144	$5,465	$(53)	$(20)	$(21)	$6,545

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2002	2001	2000
OPERATING ACTIVITIES

Net income	$710	$584	$688
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,364	1,276	1,155
Provision for uncollectible accounts	110	114	72
Aircraft-related (recoveries) impairment charges	(9)	102	—
Deferred income taxes and other noncash items	14	(20)	(24)
Cumulative effect of change in accounting principle	15	—	—
Changes in operating assets and liabilities, net of the effects of businesses acquired:
(Increase) decrease in receivables	(88)	60	(406)
Decrease (increase) in other current assets	63	(112)	71
Increase in accounts payable and other operating liabilities	81	102	108
Other, net	(32)	(62)	(39)

Cash provided by operating activities	2,228	2,044	1,625

INVESTING ACTIVITIES

Capital expenditures	(1,615)	(1,893)	(1,627)
Proceeds from:
Sale-leaseback transactions	—	237	—
Reimbursements of A300 and MD11 deposits	—	—	24
Dispositions	27	37	165
Business acquisitions, net of cash acquired	(35)	(477)	(257)
Other, net	11	(17)	(13)

Cash used in investing activities	(1,612)	(2,113)	(1,708)

FINANCING ACTIVITIES

Principal payments on debt	(320)	(650)	(115)
Proceeds from debt issuances	—	744	518
Proceeds from stock issuances	88	29	16
Purchases of treasury stock	(177)	—	(607)
Other, net	3	(1)	14

Cash (used in) provided by financing activities	(406)	122	(174)

CASH AND CASH EQUIVALENTS

Net increase (decrease) in cash and cash equivalents	210	53	(257)
Balance at beginning of year	121	68	325

Balance at end of year	$331	$121	$68

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS.    FedEx Corporation (“FedEx”) is a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), North America’s second largest provider of small-package ground delivery service; and FedEx Freight Corporation (“FedEx Freight”), the largest U.S. provider of regional less-than-truckload (“LTL”) freight services. These businesses comprise our reportable operating segments. Other operating companies included in the FedEx portfolio are FedEx Custom Critical, Inc. (“FedEx Custom Critical”), a critical-shipment carrier; FedEx Trade Networks, Inc. (“FedEx Trade Networks”), a global trade services company; and FedEx Supply Chain Services, Inc. (“FedEx Supply Chain Services”), a contract logistics provider.

FedEx Freight was formed in the third quarter of 2001 in connection with our acquisition of FedEx Freight East, Inc. (“FedEx Freight East”), formerly known as American Freightways, Inc., a multiregional LTL carrier. FedEx Freight includes the results of operations of FedEx Freight East from January 1, 2001 and FedEx Freight West, Inc. (“FedEx Freight West”), formerly known as Viking Freight, Inc., an LTL carrier operating principally in the western United States, from December 1, 2000.

FISCAL YEARS.    Except as otherwise indicated, references to years mean our fiscal year ended May 31, 2002 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION.    The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

SUBSIDIARY GUARANTORS.    Certain of our long-term debt is guaranteed by our subsidiaries. The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission (“SEC”) regulations. FedEx, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

CREDIT RISK.    We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms, and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends. Historically, credit losses have been within management’s expectations.

REVENUE RECOGNITION.    Revenue is recognized upon delivery of shipments or the completion of the service for our logistics and trade services businesses. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Delivery costs are accrued as incurred.

Our contract logistics and global trade services businesses engage in certain transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ADVERTISING.    Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $226 million, $237 million and $222 million in 2002, 2001 and 2000, respectively.

CASH EQUIVALENTS.    Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $5 million, $11 million and $15 million in 2002, 2001 and 2000, respectively.

SPARE PARTS, SUPPLIES AND FUEL.    Spare parts are stated principally at weighted-average cost. Supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.

PROPERTY AND EQUIPMENT.    Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related costs, which are capitalized and amortized over their estimated service lives. We capitalize certain direct internal and external costs associated with the development of internal use software. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is reflected in the results of operations. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset’s service life or related lease term as follows:

Range
Aircraft and related equipment	5 to 20 years
Package handling and ground support equipment and vehicles	2 to 30 years
Computer and electronic equipment	3 to 10 years
Other	2 to 30 years

Aircraft airframes and engines are assigned residual values ranging up to 20% of asset cost. All other property and equipment have no material residual values. Vehicles are depreciated on a straight-line basis over five to ten years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and ground equipment. This evaluation may result in changes in the estimated lives and residual values. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.331 billion, $1.234 billion and $1.124 billion in 2002, 2001 and 2000, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

For income tax purposes, depreciation is generally computed using accelerated methods.

CAPITALIZED INTEREST.    Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities, and development of certain software up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $27 million in both 2002 and 2001 and $35 million in 2000.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IMPAIRMENT OF LONG-LIVED ASSETS.    Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. See Notes 17 and 18 for information concerning impairment charges.

GOODWILL.    Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets” in June 2001, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods generally ranging from 15 to 40 years, and was reviewed for impairment under the policy for other long-lived assets. Since adoption of SFAS 142 in June 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Accumulated amortization was $196 million and $202 million at May 31, 2002 and 2001, respectively.

INCOME TAXES.    Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material.

SELF-INSURANCE ACCRUALS.    We are primarily self-insured for workers’ compensation, employee health care and vehicle liabilities. Accruals are primarily based on the actuarially estimated undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation, employee health claims and vehicle liabilities are included in accrued expenses. The noncurrent portion of these accruals is included in other liabilities.

DEFERRED LEASE OBLIGATIONS.    While certain aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent expense over rent payments is included in other liabilities.

DEFERRED GAINS.    Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains were related to aircraft transactions and are included in other liabilities.

STOCK COMPENSATION.    Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations are applied to measure compensation expense for stock-based compensation plans.

DERIVATIVE INSTRUMENTS.    Through the period ended May 31, 2001, jet fuel forward contracts were accounted for as hedges under SFAS 80, “Accounting for Futures Contracts.” At June 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOREIGN CURRENCY TRANSLATION.    Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations. Balances for foreign currency translation in accumulated other comprehensive income were $(50) million, $(56) million and $(37) million at May 31, 2002, 2001 and 2000, respectively.

RECLASSIFICATIONS.    Certain reclassifications and additional disclosures have been made to prior year financial statements to conform to the current year presentation.

USE OF ESTIMATES.    The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), obsolescence of spare parts, income tax liabilities, self-insurance accruals, airline stabilization compensation, employee retirement plan obligations and contingent liabilities.

NOTE 2:    RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS.    Effective June 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Prior to our adoption of SFAS 133, we accounted for our jet fuel hedging contracts under SFAS 80, “Accounting for Futures Contracts.” Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in fuel expense upon settlement of the contract. In the past, we had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million net of tax) was recognized as a deferred charge in the May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified to be included as a component of accumulated other comprehensive income. This entire charge was recognized in income in 2002 as the related fuel was purchased. We did not enter into any new jet fuel hedging contracts during 2002 and had no derivative instruments outstanding at May 31, 2002.

AIRLINE STABILIZATION COMPENSATION.    The Emerging Issues Task Force (“EITF”) issued EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001” in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the “Act”) should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $119 million of compensation under the Act in 2002. We have classified all amounts recognized under this program (of which $101 million was received as of May 31, 2002) as a reduction of operating expenses under the caption “Airline stabilization compensation.” While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million receivable, compensation recognized is subject to audit and interpretation by the Department of Transportation (“DOT”). We have received requests from the DOT for additional information in support of our claim under the Act and have

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

responded fully to those requests. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

BUSINESS COMBINATIONS.    In June 2001, the Financial Accounting Standards Board (“FASB”) completed SFAS 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

GOODWILL.    Effective June 1, 2001, we early adopted SFAS 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (2002 goodwill amortization otherwise would have been $36 million) and material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. Absent any impairment indicators, we perform our annual impairment tests during our fourth quarter, in connection with our annual budgeting process.

Based on our initial impairment tests, we recognized an adjustment of $25 million ($15 million or $.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill at a subsidiary of one of our nonreportable operating segments to its implied fair value. The adjustment was required because economic conditions at the time of testing (including declining volumes and higher fuel costs) reduced the estimated future expected performance for this reporting unit. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

ASSET RETIREMENT OBLIGATIONS.    In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS.    In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3:    BUSINESS COMBINATIONS

On March 1, 2002, a subsidiary of FedEx Trade Networks acquired for cash certain assets of Fritz Companies, Inc. that provide essential customs clearance services exclusively for FedEx Express in three U.S. locations, at a cost of $36.5 million. The excess cost over the estimated fair value of the net assets acquired (approximately $35 million) has been recorded as goodwill, which is entirely attributed to FedEx Express. Goodwill for tax purposes associated with this transaction will be deductible over 15 years.

On February 9, 2001, we completed the acquisition of FedEx Freight East for approximately $980 million, including approximately $475 million in cash, 11.0 million shares of FedEx common stock and options to purchase 1.5 million shares of FedEx common stock. The acquisition included the assumption of $240 million of debt for a total consideration of $1.2 billion. The acquisition was completed in a two-step transaction that included a cash tender offer and a merger that resulted in the acquisition of all outstanding shares of FedEx Freight East. The first step of the transaction was completed on December 21, 2000 by acquiring for cash 50.1% of the outstanding shares of FedEx Freight East, or 16,380,038 shares at a price of $28.13 per share. On February 9, 2001, FedEx Freight East was merged into a newly-created subsidiary of FedEx and each remaining outstanding share of FedEx Freight East common stock was converted into 0.6639 shares of common stock of FedEx. The excess purchase price over the estimated fair value of the net assets acquired (approximately $600 million) has been recorded as goodwill.

On March 31, 2000, the common stock of World Tariff, Limited (“World Tariff”) was acquired for approximately $8 million in cash and stock. World Tariff is a source of customs duty and tax information around the globe. This business is operating as a subsidiary of FedEx Trade Networks. The excess of purchase price over the estimated fair value of the net assets acquired ($8 million) has been recorded as goodwill.

On February 29, 2000, the common stock of Tower Group International, Inc. (“Tower”) was acquired for approximately $140 million in cash. Tower primarily provides international customs clearance services. This business is operating as a subsidiary of FedEx Trade Networks. The excess of purchase price over the estimated fair value of the net assets acquired ($30 million) has been recorded as goodwill.

On September 10, 1999, the assets of GeoLogistics Air Services, Inc. were acquired for approximately $116 million in cash. This business operates under the name Caribbean Transportation Services, Inc. (“CTS”), and is a subsidiary of FedEx Trade Networks. CTS is an airfreight forwarder servicing freight shipments primarily between the United States and Puerto Rico. The excess of purchase price over the estimated fair value of the net assets acquired ($103 million) has been recorded as goodwill.

All of these acquisitions were accounted for under the purchase method of accounting, and the operating results of these acquired companies are included in consolidated operations from the date of acquisition. For FedEx Freight East, the results of operations are included from January 1, 2001. Pro forma results including these acquisitions would not differ materially from reported results.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4:    GOODWILL AND INTANGIBLES

The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and changes therein follows (in millions):

	May 31, 2001	Goodwill Acquired During the Year	Impairment Adjustment	Other	May 31, 2002
FedEx Express	$357	$35	$—	$1	$393
FedEx Freight	595	—	—	—	595
Other	100	—	(25)	—	75

	$1,052	$35	$(25)	$1	$1,063

In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The components of our amortizing intangible assets follow (in millions):

	May 31, 2002		May 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(32)	$73	$(27)
Technology based and other	64	(28)	63	(22)

	$137	$(60)	$136	$(49)

Amortization expense for intangible assets other than goodwill was $14 million for 2002 and $15 million for 2001. Estimated amortization expense for the five succeeding fiscal years follows (in millions):

Estimated Amortization Expense
2003	$13
2004	9
2005	8
2006	8
2007	8

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual results of operations for 2002, 2001 and 2000 and pro forma results of operations had we applied the nonamortization provisions of SFAS 142 in those periods follow (in millions, except per share amounts):

	Years ended May 31,
	2002	2001	2000
Reported net income	$710	$584	$688
Add: Goodwill amortization, net of tax	—	17	10

Adjusted net income	$710	$601	$698

Basic earnings per share
Reported net income	$2.38	$2.02	$2.36
Goodwill amortization	—	.06	.04

Adjusted net income	$2.38	$2.08	$2.40

Diluted earnings per share
Reported net income	$2.34	$1.99	$2.32
Goodwill amortization	—	.06	.04

Adjusted net income	$2.34	$2.05	$2.36

NOTE 5:    SELECTED LIABILITIES

The components of selected liability captions follow (in millions):

	May 31,
	2002	2001
Accrued Salaries and Employee Benefits:
Salaries	$111	$193
Employee benefits	261	153
Compensated absences	367	354

	$739	$700

Accrued Expenses:
Self-insurance accruals	$452	$412
Taxes other than income taxes	253	240
Other	359	421

	$1,064	$1,073

Other Liabilities:
Deferred lease obligations	$417	$398
Deferred gains, principally related to aircraft transactions	484	512
Self-insurance accruals	387	364
Other	638	560

	$1,926	$1,834

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6:    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

	May 31,
	2002	2001
	(In millions)
Unsecured debt	$1,529	$1,837
Capital lease obligations	206	202
Other debt, interest rates of 6.80% to 9.98%, due through 2017	71	82

	1,806	2,121
Less current portion	6	221

	$1,800	$1,900

On September 28, 2001, we closed $1 billion of revolving bank credit facilities to replace our existing $1 billion credit agreement. The revolving credit agreements comprise two parts. The first part provides for $750 million through September 28, 2006. The second part provides for a 364-day commitment for $250 million through September 27, 2002. Facility fees paid under the revolver for 2002 were approximately $1 million and are projected to be approximately $1 million annually. Interest rates on borrowings under the agreements are generally determined by maturities selected and prevailing market conditions. Borrowing under the credit agreements will bear interest, at our option, at a rate per annum equal to either (a) the LIBO rate plus a credit spread, or (b) the higher of the Federal Funds Effective Rate, as defined, plus ½ of 1% or the bank’s Prime Rate. The revolving credit agreements contain certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.

Commercial paper borrowings are backed by unused commitments under our revolving credit agreements and reduce the amount available under the agreements. As of May 31, 2002, no commercial paper borrowings were outstanding and the entire amount under the credit facilities was available. There were no commercial paper borrowings outstanding at May 31, 2001.

The components of unsecured debt (net of discounts) were as follows:

	May 31,
	2002	2001
	(In millions)
Senior unsecured debt (fixed rates):
Interest rates of 6.63% to 7.25%, due through 2011	$747	$746
Interest rates of 9.65% to 9.88%, due through 2013	299	474
Interest rate of 7.80%, due 2007	200	200
Interest rates of 6.92% to 8.91%, due through 2012	—	118
Bonds, interest rate of 7.60%, due in 2098	239	239
Medium term notes, interest rates of 8.00% to 10.57%, due through 2007	44	60

	$1,529	$1,837

In conjunction with the acquisition of FedEx Freight East, debt of $240 million was assumed, a portion of which was refinanced subsequent to the acquisition. On April 5, 2002, we prepaid the remaining $101 million. The debt carried interest rates of 6.92% to 8.91%, and was due in installments through 2012. Under the debt agreements, we incurred a prepayment penalty of $13 million, which was included in other nonoperating expense.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 12, 2001, senior unsecured notes were issued in the amount of $750 million. These notes are guaranteed by all of our subsidiaries that are not considered minor as defined by SEC regulations. Net proceeds from the borrowings were used to repay indebtedness, principally borrowings under the commercial paper program, and for general corporate purposes. The notes were issued in three $250 million tranches with various terms and interest rates.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various facilities and equipment. In certain cases, the bond issue proceeds were loaned to us and are included in long-term debt, and in other cases, the related lease agreements are accounted for as capital leases. Approximately $249 million in principal of these bonds (with total future principal and interest payments of approximately $438 million as of May 31, 2002) are guaranteed by FedEx Express. These guarantees can only be invoked in the event FedEx Express defaults on the lease obligations and certain other remedies are not available.

We incur other commercial commitments in the normal course of business to support our operations. Letters of credit at May 31, 2002 were $124 million. These instruments are generally required under certain self-insurance programs that are reflected in the balance sheet. Therefore, no additional liability is reflected for the letters of credit.

Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 2002, are as follows (in millions):

Amount
2003	$6
2004	275
2005	6
2006	257
2007	226

Long-term debt, exclusive of capital leases, had carrying values of $1.600 billion and $1.919 billion at May 31, 2002 and 2001, respectively, compared with fair values of approximately $1.746 billion and $1.999 billion at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 7:    LEASE COMMITMENTS

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2038. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days notice.

The components of property and equipment recorded under capital leases were as follows:

	May 31,
	2002	2001
	(In millions)
Package handling and ground support equipment and vehicles	$213	$197
Other, principally facilities	138	139

	351	336
Less accumulated amortization	258	237

	$93	$99

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under operating leases for the years ended May 31 was as follows:

	2002	2001	2000
	(In millions)
Minimum rentals	$1,453	$1,399	$1,299
Contingent rentals	132	91	99

	$1,585	$1,490	$1,398

Contingent rentals are based on hours flown under supplemental aircraft leases.

A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2002 is as follows:

	Capital Leases	Operating Leases
	(In millions)
2003	$12	$1,501
2004	12	1,235
2005	12	1,162
2006	12	1,053
2007	12	1,028
Thereafter	253	8,791

	313	$14,770

Less amount representing interest	(107)

Present value of net minimum lease payments	$206

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, us or FedEx Express.

NOTE 8:    PREFERRED STOCK

The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2002, none of these shares had been issued.

NOTE 9:    COMMON STOCKHOLDERS’ INVESTMENT

TREASURY SHARES

During 2002, we purchased 3,350,000 treasury shares, or approximately 1% of our outstanding shares of common stock, under a 5,000,000 share repurchase program at an average cost of $52.70 per share. Treasury shares were utilized in 2002 for issuances under the stock based compensation plans discussed below. On May 31, 2002, the Board of Directors approved a plan to repurchase an additional 5,000,000 shares of our common stock. At May 31, 2002 and 2001, respectively, 382,046 and 1,244,490 shares remained in treasury. During 2000, we purchased approximately 15,000,000 treasury shares at an average cost of $39.75.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STOCK COMPENSATION PLANS

If compensation cost for stock-based compensation plans had been determined under SFAS 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been the pro forma amounts indicated below:

	2002	2001	2000
	(In millions, except per share amounts)
Net income:
As reported	$710	$584	$688
Pro forma	673	553	660
Diluted earnings per common share:
As reported	2.34	1.99	2.32
Pro forma	2.22	1.89	2.23

FIXED STOCK OPTION PLANS

Under the provisions of our stock incentive plans, options may be granted to certain key employees (and, under the 1997 plan, to directors who are not employees) to purchase shares of common stock at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Board of Directors. Presently, option vesting periods range from one to eight years. At May 31, 2002, there were 3,503,433 shares available for future grants under these plans.

Beginning with the grants made on or after June 1, 1995, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	30%	35%	30%
Risk-free interest rate	2.9%–4.9%	4.3%–6.5%	5.6%–6.8%
Expected lives	2.5-5.5 years	2.5-5.5 years	2.5-9.5 years

The weighted-average fair value of options granted during the year was $12.39, $13.19 and $16.63 for the years ended May 31, 2002, 2001 and 2000, respectively.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about our fixed stock option plans for the years ended May 31:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	17,498,558	$30.24	15,010,651	$29.12	13,399,532	$23.11
Granted and assumed	4,023,098	40.66	4,267,753 (1)	31.19	3,218,450	50.79
Exercised	(3,875,767)	22.34	(1,465,684)	20.02	(1,232,699)	18.81
Forfeited	(339,875)	35.06	(314,162)	37.25	(374,632)	33.81

Outstanding at end of year	17,306,014	34.32	17,498,558	30.24	15,010,651	29.12

Exercisable at end of year	8,050,362	29.98	8,704,009	25.09	5,781,855	21.44

(1)	Includes 1,479,016 options assumed upon acquisition of FedEx Freight East in 2001.

The following table summarizes information about fixed stock options outstanding at May 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 9.22 – $13.58	24,133	0.4 years	$10.30	24,000	$10.29
14.03 – 21.03	3,771,225	3.3 years	18.32	2,820,024	18.15
21.06 – 29.53	1,528,190	5.5 years	25.67	1,202,942	26.05
31.77 – 47.00	10,009,457	7.8 years	37.48	3,032,647	34.40
48.44 – 57.84	1,973,009	7.1 years	55.87	970,749	55.93

9.22 – 57.84	17,306,014	6.6 years	34.32	8,050,362	29.98

RESTRICTED STOCK PLANS

Under the terms of our Restricted Stock Plans, shares of common stock are awarded to key employees. All restrictions on the shares expire over periods varying from two to five years from their date of award. Shares are valued at the market price at the date of award. Compensation related to these plans is recorded as a reduction of common stockholders’ investment and is amortized to expense as restrictions on such shares expire.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about restricted stock awards for the years ended May 31:

	2002		2001		2000
	Shares	Weighted-Average Fair Value	Shares	Weighted-Average Fair Value	Shares	Weighted- Average Fair Value
Awarded	329,500	$43.01	330,250	$39.89	283,750	$51.90
Forfeited	12,000	49.79	8,438	40.92	20,000	37.71

At May 31, 2002, there were 846,038 shares available for future awards under these plans. Compensation cost for the restricted stock plans was approximately $12 million for 2002, 2001 and 2000.

NOTE 10:    COMPUTATION OF EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share for the years ended May 31 was as follows:

	2002	2001	2000
	(In millions, except per share amounts)
Net income applicable to common stockholders	$710	$584	$688

Weighted-average common shares outstanding	298	289	292

Basic earnings per common share	$2.38	$2.02	$2.36

Weighted-average common shares outstanding	298	289	292
Common equivalent shares:
Assumed exercise of outstanding dilutive options	16	14	12
Less shares repurchased from proceeds of assumed exercise of options	(11)	(10)	(8)

Weighted-average common and common equivalent shares outstanding	303	293	296

Diluted earnings per common share	$2.34	$1.99	$2.32

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11:    INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows:

	2002	2001	2000
	(In millions)
Current provision:
Domestic:
Federal	$333	$310	$365
State and local	39	43	49
Foreign	41	36	40

	413	389	454

Deferred provision (credit):
Domestic:
Federal	21	(43)	(3)
State and local	3	(3)	—
Foreign	(2)	—	(1)

	22	(46)	(4)

	$435	$343	$450

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 is as follows:

	2002	2001	2000
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	2.4	2.8	2.8
Other, net	0.1	(0.8)	1.7

Effective tax rate	37.5%	37.0%	39.5%

The significant components of deferred tax assets and liabilities as of May 31 were as follows:

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(In millions)
Property, equipment and leases	$266	$897	$269	$816
Employee benefits	273	126	226	118
Self-insurance accruals	288	—	277	—
Other	191	125	241	99

	$1,018	$1,148	$1,013	$1,033

In connection with an Internal Revenue Service (“IRS”) audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through May 31, 2002 was approximately $187 million. In addition, we have continued to expense these types of maintenance costs subsequent to 1998. We believe that our practice of expensing these types of maintenance costs is correct, consistent with industry practice and with IRS ruling 2001-4. We intend to vigorously contest the adjustments.

NOTE 12:    EMPLOYEE BENEFIT PLANS

PENSION PLANS.    We sponsor defined benefit pension plans covering a majority of employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service, and provides benefits based on average earnings and years of service. Plan funding is actuarially determined, and is subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Plan assets consist primarily of marketable equity securities and fixed income instruments.

In 2001, we changed the actuarial valuation measurement date for our principal pension plans from May 31 to February 28 to conform to the measurement date used for our postretirement health care plans and to facilitate our planning and budgeting process. Additionally, we adopted a calculated value method for determining the fair value of plan assets, which is a method more consistent with the long-term nature of pension accounting. These changes had no material impact on reported net periodic pension cost, either cumulatively at June 1, 2001 or on a pro forma basis for any of the prior three years. These changes reduced total 2002 pension cost by approximately $32 million. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Due to a lower discount rate and a reduction in the value of plan assets as a result of investment losses at the measurement date for 2002 pension expense (February 28, 2001), our total net pension cost for 2002 increased by approximately $90 million.

An increase in pension cost of approximately $90 million is also expected for 2003 based primarily on a continuing decline in the discount rate (to 7.1%) and a reduction in the expected long-term rate of return on plan assets (to 10.1%). Management reviews the assumptions used to measure pension costs (including the discount rate and the expected long-term rate of return on pension assets) on an annual basis. Economic and market conditions at the measurement date may impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future.

POSTRETIREMENT HEALTH CARE PLANS.    Certain of our subsidiaries offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. U.S. employees covered by the principal plan become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the pension and postretirement health care plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2002 and a statement of the funded status as of May 31, 2002 and 2001:

	Pension Plans		Postretirement Health Care Plans
	2002	2001	2002	2001
	(In millions)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$5,384	$4,494	$286	$257
Service cost	348	325	27	25
Interest cost	409	382	25	23
Actuarial loss (gain)	168	211	(1)	(12)
Benefits paid	(84)	(57)	(13)	(8)
Amendments, benefit enhancements and other	2	29	5	1

Projected benefit obligation at end of year	$6,227	$5,384	$329	$286

Accumulated benefit obligation	$5,097	$4,104

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$5,622	$5,727	$—	$—
Actual loss on plan assets	(191)	(142)	—	—
Company contributions	161	97	10	6
Benefits paid	(84)	(57)	(13)	(8)
Other	2	(3)	3	2

Fair value of plan assets at end of year	$5,510	$5,622	$—	$—

FUNDED STATUS OF THE PLANS	$(717)	$238	$(329)	$(286)
Unrecognized actuarial loss (gain)	823	(160)	(59)	(60)
Unamortized prior service cost	130	144	3	1
Unrecognized transition amount	(8)	(9)	—	—

Prepaid (accrued) benefit cost	$228	$213	$(385)	$(345)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET AT MAY 31:
Prepaid benefit cost	$411	$365	$—	$—
Accrued benefit liability	(183)	(152)	(385)	(345)
Minimum pension liability	(19)	(20)	—	—
Accumulated other comprehensive income	5	—	—	—
Intangible asset	14	20	—	—

Prepaid (accrued) benefit cost	$228	$213	$(385)	$(345)

The projected benefit obligation (“PBO”) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is also presented in the table above. The ABO also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indication of the assets currently available to fund vested and nonvested benefits accrued through May 31.

At May 31, 2002, all of our material pension plans had a PBO in excess of plan assets (due primarily to the significant decline in the discount rate at the 2002 measurement date and investment losses during the year). At May 31, 2001, there were some plans with a PBO in excess of plan assets. The PBO was $259 million on plan assets of $57 million for such plans.

However, the measure of whether a pension plan is under funded for financial accounting purposes is based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheet. We have certain nonqualified defined benefit plans that are not funded because such funding provides no current tax benefit. Primarily related to those plans, we have ABOs aggregating approximately $180 million at May 31, 2002 and $170 million at May 31, 2001 with no material related assets. Plans with this funded status resulted in the recognition of a minimum pension liability in our balance sheets. This minimum liability was $19 million at May 31, 2002 and $20 million at May 31, 2001.

Net periodic benefit cost for the three years ended May 31 was as follows:

	Pension Plans			Postretirement Health Care Plans
	2002	2001	2000	2002	2001	2000
	(In millions)
Service cost	$348	$325	$338	$27	$25	$26
Interest cost	409	382	336	25	23	20
Expected return on plan assets	(621)	(624)	(546)	—	—	—
Net amortization and deferral	13	(23)	6	(2)	(1)	—
Curtailment gain	—	—	—	—	(2)	—

	$149	$60	$134	$50	$45	$46

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

	Pension Plans			Postretirement Health Care Plans
	2002	2001	2000	2002	2001	2000
Discount rate	7.1%	7.7%	8.5%	7.3%	8.2%	8.3%
Rate of increase in future compensation levels	3.3	4.0	5.0	—	—	—
Expected long-term rate of return on assets	10.9	10.9	10.9	—	—	—

Future medical benefit costs are estimated to increase at an annual rate of 14.0% during 2003, decreasing to an annual growth rate of 5.3% in 2011 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 8.0% during 2003, decreasing to an annual growth rate of 5.3% in 2009 and thereafter. Our cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2002, or 2002 benefit expense.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEFINED CONTRIBUTION PLANS.    Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees. Profit sharing plans provide for discretionary employer contributions, which are determined annually by the Board of Directors. Other plans provide matching funds based on employee contributions to 401(k) plans. Expense under these plans was $75 million in 2002, $99 million in 2001 and $125 million in 2000. Included in these expense amounts are cash distributions made directly to employees of $10 million, $45 million and $39 million in 2002, 2001 and 2000, respectively.

NOTE 13:    BUSINESS SEGMENT INFORMATION

We have determined our reportable operating segments to be FedEx Express, FedEx Ground and FedEx Freight, each of which operates in a single line of business. Included within Other are the operations of FedEx Custom Critical, FedEx Trade Networks and FedEx Services. Other also includes the operations of FedEx Freight West through November 30, 2000 and certain unallocated corporate items and eliminations. Segment financial performance is evaluated based on operating income.

The formation of FedEx Services at the beginning of 2001 represented the implementation of a business strategy that combined the sales, marketing and information technology functions of our FedEx Express and FedEx Ground reportable segments to form a shared services company that supports the package businesses of both of these segments. FedEx Services provides our customers with a single point of contact for all express and ground services. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and information technology functions. The costs for these activities are now allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions.

In addition, certain segment assets associated with the sales, marketing and information technology departments previously recorded at FedEx Express and FedEx Ground were transferred to FedEx Services. The related depreciation and amortization for those assets is now allocated to these operating segments as “Intercompany charges.” Consequently, 2000 depreciation and amortization expense segment information presented is not comparable to subsequent periods. We believe the total amounts allocated to the business segments reasonably reflect the cost of providing such services.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals:

	FedEx Express		FedEx Ground	FedEx Freight(1)	Other		Consolidated Total
	(In millions)
Revenues
2002	$15,327		$2,711	$1,960	$609		$20,607
2001	15,534		2,237	835	1,023		19,629
2000	15,068		2,033	—	1,156		18,257
Depreciation and amortization
2002	$806		$132	$86	$340		$1,364
2001	797		111	44	324		1,276
2000	998		99	—	58		1,155
Operating income (loss)
2002	$811		$337	$168	5		$1,321
2001	847	(2)	175	55	(6	)(3)	1,071
2000	900		226	—	95		1,221
Segment assets
2002	$9,949		$1,430	$1,702	$731		$13,812
2001	9,623		1,158	1,703	908		13,392

(1)
2001 includes the financial results of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 results are not comparable to 2002.

(2)	Includes $93 million charge for impairment of certain assets related to the MD10 aircraft program and $9 million charge related to the Ayres program write-off.
(3)	Includes $22 million of FedEx Supply Chain Services reorganization costs.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31:

	FedEx Express	FedEx Ground	FedEx Freight(1)	Other	Consolidated Total
	(In millions)
2002	$1,059	$212	$82	$262	$1,615
2001	1,233	212	62	386	1,893
2000	1,331	244	—	52	1,627

(1)
2001 includes the financial information of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 capital expenditures are not comparable to 2002.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents revenue by service type and geographic information for the years ended or as of May 31:

REVENUE BY SERVICE TYPE

	2002	2001	2000
	(In millions)
FedEx Express:
Package:
U.S. overnight box(1)	$5,338	$5,830	$5,684
U.S. overnight envelope(2)	1,755	1,871	1,854
U.S. deferred	2,383	2,492	2,428

Total domestic package revenue	9,476	10,193	9,966
International priority	3,834	3,940	3,552

Total package revenue	13,310	14,133	13,518
Freight:
U.S.(3)	1,273	651	566
International	384	424	492

Total freight revenue	1,657	1,075	1,058
Other	360	326	492

Total FedEx Express	15,327	15,534	15,068
FedEx Ground	2,711	2,237	2,033
FedEx Freight(4)	1,960	835	—
Other	609	1,023	1,156

	$20,607	$19,629	$18,257

GEOGRAPHIC INFORMATION(5)
Revenues:
U.S.	$15,968	$14,858	$13,805
International	4,639	4,771	4,452

	$20,607	$19,629	$18,257

Long-lived assets:
U.S.	$8,627	$8,637	$7,224
International	1,520	1,254	1,018

	$10,147	$9,891	$8,242

(1)	The U.S. overnight box category includes packages exceeding eight ounces in weight.
(2)	The U.S. overnight envelope category includes envelopes weighing eight ounces or less.
(3)	Includes revenue from our air transportation agreement with the USPS, which took effect in August 2001.
(4)
Results for 2001 include the financial results of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 results are not comparable to 2002.

(5)
International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14:    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows:

	2002	2001	2000
	(In millions)
Interest (net of capitalized interest)	$146	$139	$125
Income taxes	312	445	355

Noncash investing and financing activities for the years ended May 31 were as follows:

	2002	2001	2000
	(In millions)
Fair value of assets surrendered under exchange agreements (with two airlines)	$—	$—	$19
Fair value of assets acquired under exchange agreements	8	5	28

Fair value of assets surrendered under fair value of assets acquired	$(8)	$(5)	$(9)

Fair value of treasury stock and common stock options issued in business acquisition	$—	$506	$7

Noncash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

NOTE 15:    COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2002, were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
	(In millions)
2003	$284	$473	$267	$1,024
2004	23	295	53	371
2005	—	304	19	323
2006	19	275	11	305
2007	—	184	11	195

(1)	Primarily aircraft modifications, rotables, spare parts and spare engines.
(2)	Primarily facilities, vehicles, computer and other equipment.

FedEx Express is committed to purchase eight DC10s, three MD11s, seven A300s and three A310s to be delivered through 2006. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions. Total commitments for years 2003 and thereafter exclude approximately $825 million due to the cancellation of certain contractual obligations to acquire 19 MD11 aircraft from an affiliate of SAirGroup, which filed for protection from creditors under Swiss law and $207 million of contractual obligations related to the purchase of 75 ALM 200s because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender. We believe it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2001, FedEx Express entered into a memorandum of understanding to acquire ten Airbus A380 aircraft from AVSA, S.A.R.L. At May 31, 2002, the acquisition of these aircraft was subject to the execution of a definitive purchase agreement and no amounts for these aircraft are included in the preceding table.

NOTE 16:    LEGAL PROCEEDINGS

A class action lawsuit is pending in Federal District Court in San Diego, California against FedEx Express generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. At the hearing on the plaintiffs’ motion for summary judgment, the court ruled against FedEx Express. The judgment totaled approximately $68 million, including interest and fees for the plaintiffs’ attorney. We plan to appeal to the 9th Circuit Court of Appeals. No accrual has been recorded as we believe the case is without merit and it is probable we will prevail upon appeal.

Another class action lawsuit is pending in Illinois state court against FedEx Express generally alleging that FedEx Express imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of its contracts with customers. We are presently attempting to negotiate a settlement. If a settlement is not reached and approved, a trial date will be set for sometime in 2003. Although settlement discussions have occurred, the amount of loss (if any) is not currently estimable.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases.

Also, see Note 11 for discussion of tax-related legal proceedings.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

NOTE 17:    ASSET IMPAIRMENTS

Asset impairment adjustments of $102 million at FedEx Express were recorded in the fourth quarter of 2001. Impaired assets were adjusted to fair value based on estimated fair market values. All charges relating to asset impairments were reflected as other operating expenses in the Consolidated Statements of Income. The asset impairment charge consisted of two parts (in millions):

Certain assets related to the MD10 aircraft program	$ 93
Ayres program deposits and other	9

$102

These aircraft procurement programs were in place to ensure adequate aircraft capacity for future volume growth. Due to lowered capacity requirements, it became evident during the fourth quarter of 2001 that FedEx Express had more aircraft capacity commitments than required. Certain aircraft awaiting modification under the MD10 program, which were not yet in service and were not being depreciated, and the purchase commitments for the Ayres aircraft were evaluated and determined to be impaired.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The MD10 program charge is comprised primarily of the write-down of impaired DC10 airframes, engines and parts to a nominal estimated salvage value. Costs relating to the disposal of the assets were also recorded. The disposal was substantially completed during 2002 and a $9 million credit was recognized in operating income. The Ayres program charge is comprised primarily of the write-off of deposits for aircraft purchases. Capitalized interest and other costs estimated to be unrecoverable in connection with the bankruptcy of Ayres Corporation were also expensed.

NOTE 18:    OTHER EVENTS

On April 24, 2001, FedEx Supply Chain Services committed to a plan to reorganize certain of its unprofitable, nonstrategic logistics business and reduce overhead. Total 2001 costs of $22 million were recorded in connection with this plan, primarily comprising costs for estimated contractual settlements of $8 million, asset impairment charges of $5 million and severance and employee separation of $5 million. Asset impairment charges were recognized to reduce the carrying value of long-lived assets (primarily software) to estimated fair values, and an accrual of $17 million was recorded for the remaining reorganization costs. All charges were reflected as other operating expenses in the Consolidated Statements of Income. The reorganization was completed in 2002 and based on actual expenses incurred during the year, a $3 million credit was recognized in operating income. Approximately 120 principally administrative positions were eliminated under the plan. The balance of the accrual at May 31, 2002 was zero.

In 2000, FedEx Express recorded nonoperating gains of approximately $11 million from the sale of securities and approximately $12 million from the insurance settlement for a leased MD11 aircraft destroyed in October 1999.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19:    SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
	(In millions, except per share amounts)
2002
Revenues	$5,037	$5,135	$5,019	$5,416
Operating income	235	433	237	416
Income before cumulative effect of change in accounting principle	124	245	120	236
Net income	109	245	120	236
Basic earnings per common share:
Income before cumulative change in accounting principle	.42	.82	.40	.79
Cumulative effect of change in accounting for goodwill	(.05)	—	—	—

Basic earnings per common share:	.37	.82	.40	.79
Diluted earnings per common share:
Income before cumulative change in accounting principle	.41	.81	.39	.78
Cumulative effect of change in accounting for goodwill	(.05)	—	—	—

Diluted earnings per common share:	.36	.81	.39	.78

2001
Revenues	$4,779	$4,895	$4,839	$5,116
Operating income	311	345	191	224
Net income	169	194	108	113
Basic earnings per common share(3)	.59	.68	.38	.38
Diluted earnings per common share(3)	.58	.67	.37	.38

(1)	Third quarter 2001 includes the results of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes).
(2)
Fourth quarter of 2001 includes a $102 million charge for impairment of certain assets related to aircraft programs at FedEx Express and a $22 million reorganization charge at FedEx Supply Chain Services.

(3)	The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2002, and for the year then ended, and have issued our report thereon dated June 24, 2002 (included elsewhere in this Form 10-K). Our audit also included Schedule II—Valuation and Qualifying Accounts as of May 31, 2002, and for the year then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audit. The financial statement schedule of FedEx Corporation as of May 31, 2001 and 2000, and for the years then ended was subjected to the auditing procedures applied by other auditors in their audit of the consolidated financial statements for those years and whose report dated June 27, 2001, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of May 31, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Memphis, Tennessee
June 24, 2002

S-1.1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To FedEx Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of FedEx Corporation included in this Form 10-K, and have issued our report thereon dated June 27, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of FedEx Corporation’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with FedEx Corporation’s filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

S-1.2

SCHEDULE II

FEDEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the years ended May 31, 2002, 2001 and 2000
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Year
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2002	$90	$110		$—	(A)	$116	(B)	$84
2001	$81	$114		$11	(A)	$116	(B)	$90
2000	$63	$72		$20	(A)	$74	(B)	$81
Sales Returns and Other Allowances
2002	$47	$—		$314	(E)	$298	(F)	$63
2001	$49	$—		$322	(E)	$324	(F)	$47
2000	$44	$—		$310	(E)	$305	(F)	$49
Inventory Valuation Allowances:
2002	$78	$14		$—		$1		$91
2001	$69	$11		$—		$2		$78
2000	$52	$17		$—		$—		$69
Supply Chain Services Restructuring Reserve:
2002	$12	$(3	)(C)	$—		$9	(D)	$—
2001	$—	$17		$—		$5	(D)	$12
FedEx Freight West Restructuring Reserve:
2000	$16	$(9	)(C)	$(6	)(A)	$1	(D)	$—
Reserve Related to Merger of FedEx and Caliber:
2000	$16	$(5	)(C)	$(4	)(A)	$7	(D)	$—

(A)	Reclassifications and reserves assumed in connection with acquisitions.
(B)	Uncollectible accounts written off, net of recoveries.
(C)	Change in estimate, credited to operations.
(D)	Amounts paid and charged to reserve.
(E)	Principally charged against revenue.
(F)	Service failures, rebills and other

Note:	Certain reclassifications have been made to prior year amounts and additional items are presented for 2001 and 2000 to conform to current year presentation.

S-2

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Certificate of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of FedEx, as amended. (Filed as Exhibit 3.1 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

3.2	Amended and Restated By-laws of FedEx. (Filed as Exhibit 3.2 to Amendment No. 1 to FedEx’s Registration Statement on Form S-4, Registration No. 333-39483, and incorporated herein by reference.)

Facility Lease Agreements

10.1
Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.12 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2
First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and FedEx Express. (Filed as Exhibit 10.13 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3
Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.14 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4
Third Supplemental Lease Agreement dated November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 28.22 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5
Fourth Supplemental Lease Agreement dated July 1, 1983 between the Authority and FedEx Express. (Filed as Exhibit 28.23 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6
Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.24 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7
Sixth Supplemental Lease Agreement dated April 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.25 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8
Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.26 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.9
Eighth Supplemental Lease Agreement dated July 1, 1988 between the Authority and FedEx Express. (Filed as Exhibit 28.27 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10
Ninth Supplemental Lease Agreement dated July 12, 1989 between the Authority and FedEx Express. (Filed as Exhibit 28.28 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11
Tenth Supplemental Lease Agreement dated October 1, 1991 between the Authority and FedEx Express. (Filed as Exhibit 28.29 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12
Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and FedEx Express. (Filed as Exhibit 10.21 to FedEx Express’s FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13
Twelfth Supplemental Lease Agreement dated July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14
Thirteenth Supplemental Lease Agreement dated as of June 1, 1995 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx Express’s FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15
Fourteenth Supplemental Lease Agreement dated as of January 1, 1996 between the Authority and FedEx Express. (Filed as Exhibit 10.24 to FedEx Express’s FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.16
Fifteenth Supplemental Lease Agreement dated as of January 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx Express’s FY97 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17
Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and FedEx Express (Filed as Exhibit 10.28 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.18
Seventeenth Supplemental Lease Agreement dated as of May 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19
Eighteenth Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx Express’s FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.20
Nineteenth Supplemental Lease Agreement dated as of September 1, 1998 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx Express’s FY99 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.21
Twentieth Supplemental Lease Agreement dated as of April 1, 2000 between the Authority and FedEx Express. (Filed as Exhibit 10.21 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.22
Twenty-First Supplemental Lease Agreement dated as of May 15, 2000 between the Authority and FedEx Express. (Filed as Exhibit 10.22 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.23
Twenty-Second Supplemental Lease Agreement dated as of March 15, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.24
Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.25
Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.26
Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27
Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.28	Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express.

10.29
Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30
Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements

10.31
Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.32
Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.93 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.33
Amendments dated March 19, 1998 and January 1999, amending the Sales Agreement dated April 7, 1995, between American Airlines, Inc. and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and 10.2 to FedEx Express’s FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34
Amendment dated November 27, 2000 to Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.1 to FedEx’s FY01 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.35
Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx Express’s FY97 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36
Letter Agreement No. 3 dated July 15, 1997, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express’s FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37
Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and February 26, 1998, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 through 10.3 to FedEx Express’s FY98 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.38
Letter Agreement No. 9 dated January 27, 1999, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express’s FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39
Amendment No. 1 dated January 22, 1999, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express’s FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.40
Letter Agreement Nos. 8, 11, 13, 14 and 15 dated January 14, 2000, January 14, 2000, December 1, 1999, November 18, 1999 and October 30, 1999, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.37 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.41
Letter Agreement dated August 16, 2001, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.42
Amendment No. 2 dated January 21, 2002, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY02 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.43
Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated January 10, 2001, and incorporated herein by reference.)

10.44
Retail Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s Current Report on Form 8-K dated January 10, 2001, and incorporated herein by reference.)

10.45
Addendum dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.46
Amendment dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.47
Letter Amendment dated September 26, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.48
Amendment dated August 31, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.49
Amendment dated August 28, 2001 to the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

Financing Agreements

10.50
Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.51
364-Day Credit Agreement dated as of September 28, 2001 among FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Exhibit Number	Description of Exhibit
Employee Benefit/Compensation Plans

10.52
1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx Express’s Registration Statement No. 33-20138 on Form S-8, and incorporated herein by reference.)

10.53
1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.54
1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY93 Definitive Proxy Statement, Commission File No. 1-7806, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express’s FY94 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.55	Amendment to 1983, 1984, 1987 and 1989 Stock Incentive Plans. (Filed as Exhibit 10.27 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.56	Amendment to 1983, 1984, 1987, 1989 and 1993 Stock Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.57
1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.58	Amendment to 1983, 1984, 1987, 1989, 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.59
1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)

10.60	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.61
1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.62
1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.63
1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (The 1995 Restricted Stock Plan was filed as Exhibit B to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as Exhibit 10.80 to FedEx Express’s FY96 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.64
1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.65	Amendment to 1997 Restricted Stock Plan.

10.66
2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.67	Amendment to 2001 Restricted Stock Plan.

10.68
FedEx Express’s Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.69	Description of Annual Bonus Plan.

*10.70	Description of Long-Term Performance Bonus Plan.

10.71	FedEx’s Retirement Plan for Outside Directors. (Filed as Exhibit 10.85 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.72	First Amendment to FedEx’s Retirement Plan for Outside Directors. (Filed as Exhibit 10.86 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.73	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.74
Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr. and Kenneth R. Masterson. (Filed as Exhibit 10.60 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Registrant.

*23.1	Consent of Ernst & Young LLP, Independent Auditors.

*23.2	Information Regarding Consent of Arthur Andersen LLP.

*24	Powers of Attorney.

*	Filed herewith.