Form 10-K/A
period 2002-05-31
FEDEX CORP
filed 2002-07-22
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

FedEx Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (the “Form 10-K”) (filed on July 19, 2002) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”). This Form 10-K/A includes an amendment to the following section of the Form 10-K:

Page 34. Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters. The only change is to correct an EDGAR conversion error in the column headings to the historical stock price table.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

By:	/S/ JAMES S. HUDSON
James S. Hudson
Corporate Vice President —
Strategic Financial Planning
and Control
Dated: July 22, 2002

4