Form 10-Q
period 2002-08-31
FEDEX CORP
filed 2002-10-11
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED AUGUST 31, 2002,

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 30, 2002
Common Stock, par value $.10 per share	298,195,388

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets August 31, 2002 and May 31, 2002	3-4
Condensed Consolidated Statements of Income Three Months Ended August 31, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7-14
Independent Accountants' Review Report	15
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	16-27
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4: Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 4: Submission of Matters to a Vote of Security Holders	29
ITEM 5: Other Information	29
ITEM 6: Exhibits and Reports on Form 8-K	30
Signature	31
Certifications	32-33
Exhibit Index	E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	August 31, 2002	May 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$233	$331
Receivables, less allowances of $145 and $147	2,550	2,491
Spare parts, supplies and fuel, less allowances of $96 and $91	234	251
Deferred income taxes	437	469
Prepaid expenses and other	245	123

Total current assets	3,699	3,665
Property and Equipment, at Cost	18,080	17,576
Less accumulated depreciation and amortization	9,558	9,274

Net property and equipment	8,522	8,302
Other Assets:
Goodwill	1,063	1,063
Other	719	782

Total other assets	1,782	1,845

	$14,003	$13,812

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	August 31, 2002	May 31, 2002
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$127	$6
Accrued salaries and employee benefits	648	739
Accounts payable	1,089	1,133
Accrued expenses	1,188	1,064

Total current liabilities	3,052	2,942
Long-Term Debt, Less Current Portion	1,775	1,800
Deferred Income Taxes	559	599
Other Liabilities	1,960	1,926
Commitments and Contingencies
Common Stockholders' Investment:
Common stock, $.10 par value; 800,000,000 shares authorized, 298,573,387 shares issued	30	30
Additional paid-in capital	1,133	1,144
Retained earnings	5,608	5,465
Accumulated other comprehensive income	(51)	(53)
Treasury stock, at cost; deferred compensation and other	(63)	(41)

Total common stockholders' investment	6,657	6,545

	$14,003	$13,812

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2002	2001
Revenues	$5,445	$5,037
Operating Expenses:
Salaries and employee benefits	2,426	2,236
Purchased transportation	518	445
Rentals and landing fees	444	432
Depreciation and amortization	339	336
Fuel	294	290
Maintenance and repairs	371	312
Other	770	751

	5,162	4,802

Operating Income	283	235
Other Income (Expense):
Interest, net	(31)	(37)
Other, net	3	2

	(28)	(35)

Income Before Income Taxes	255	200
Provision for Income Taxes	97	76

Income Before Cumulative Effect of Change in Accounting Principle	158	124
Cumulative Effect of Change in Accounting for Goodwill, Net of Tax Benefit of $10	—	(15)

Net Income	$158	$109

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$.53	$.42
Cumulative effect of change in accounting for goodwill	—	(.05)

Basic earnings per common share	$.53	$.37

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$.52	$.41
Cumulative effect of change in accounting for goodwill	—	(.05)

Diluted earnings per common share	$.52	$.36

Dividends declared per common share	$.05	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended August 31,
	2002	2001
Net Cash Provided by Operating Activities	$481	$328
Investing Activities:
Capital expenditures	(536)	(500)
Proceeds from dispositions	5	17

Net cash used in investing activities	(531)	(483)
Financing Activities:
Principal payments on debt	—	(20)
Proceeds from debt issuances	—	154
Proceeds from stock issuances	8	10
Dividends paid	(15)	—
Purchase of treasury stock	(41)	—

Net cash (used in) provided by financing activities	(48)	144

Net decrease in cash and cash equivalents	(98)	(11)
Cash and cash equivalents at beginning of period	331	121

Cash and cash equivalents at end of period	$233	$110

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Summary of Significant Accounting Policies

        These interim financial statements of FedEx Corporation ("FedEx") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2002. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2002 and the consolidated results of our operations and cash flows for the three-month periods ended August 31, 2002 and 2001. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2003 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

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

        The Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. During the second and third quarters of 2002, we recognized $119 million of compensation under the Act. To date $101 million of this compensation has been received. While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million, compensation recognized is subject to audit and interpretation by the Department of Transportation ("DOT"). We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

        Effective June 1, 2002, we early adopted Statement of Financial Accounting Standards No. ("SFAS") 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on our financial position or results of operations.

        Effective June 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement did not have a material effect on our financial position or results of operations.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

(2)    Goodwill and Other Intangible Assets

        Effective June 1, 2001, we early adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Based on our initial impairment tests, we recognized an adjustment of $25 million ($15 million or $.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill at a subsidiary of one of our nonreportable operating segments to its implied fair value. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our 2002 income statement.

        The carrying amount of goodwill at August 31, 2002 and May 31, 2002 was attributable as follows: $393 million at Federal Express Corporation ("FedEx Express"); $595 million at FedEx Freight Corporation ("FedEx Freight"); and $75 million at our nonreportable operating segments.

        The components of our amortizing intangible assets follow (in millions):

	August 31, 2002		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(33)	$73	$(32)
Technology based and Other	64	(30)	64	(28)

Total	$137	$(63)	$137	$(60)

        Amortization expense for intangible assets during the first quarter of 2003 was $3 million. Estimated amortization expense is $10 million for the remainder of 2003, $9 million for 2004 and $8 million for each of the four succeeding fiscal years.

(3)    Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2002	2001
Net income	$158	$109
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 and $2	2	5
Reclassification of deferred jet fuel hedging charge upon adoption of SFAS 133, net of deferred tax benefit of $6	—	(9)
Adjustment for jet fuel hedging contract charges recognized in income during period, net of deferred taxes of $2	—	3

Comprehensive income	$160	$108

(4)    Financing Arrangements

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and reduces the amount available under these agreements. The revolving credit agreements comprise two parts. The first part provides for $750 million through September 28, 2006. The second part is a 364-day facility providing for $250 million through September 26, 2003, which was amended and restated on September 27, 2002 to, among other things, extend the term to September 26, 2003. At August 31, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.

        On June 19, 2002, the Memphis-Shelby County Airport Authority (the "Authority") issued $96 million of its Special Facilities Revenue Refunding Bonds, Series 2002 ("Series 2002 Bonds") at par, bearing interest annually at 5.05% and maturing on September 1, 2012. The Series 2002 Bonds were issued to provide funds to refinance bonds issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds, reflected as a capital lease in long-term debt on our August 31, 2002 balance sheet, obligate FedEx Express to make lease payments equal to principal and interest due on the bonds. FedEx Express has separately guaranteed repayment of the Series 2002 Bonds. The proceeds from the Series 2002 Bonds, along with $6 million, including accrued interest and a 2% prepayment premium, were placed in escrow and used on September 1, 2002 to refund the previously issued bonds. Accordingly, the proceeds are reflected in prepaid expenses and other and the previous capital lease obligation is included in the current portion of long-term debt on the accompanying August 31, 2002 balance sheet.

(5)    Stock Options

        We account for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted to employees only for the excess of the market price of our common stock over the option exercise price on the date of grant. All of our options are granted at amounts equal to the fair value of our stock so no compensation expense is recorded.

        Some companies also recognize compensation expense for the fair value of the option right itself. We have elected not to adopt this accounting method because it requires the use of subjective valuation models which we believe are not representative of the real value of the option to either FedEx or its employees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter. We use the Black-Scholes option pricing model to calculate the fair value of options for our pro forma disclosures. The key assumptions for this valuation method include the expected term, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price. For FedEx, many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. Following is a table of the key weighted average assumptions used in the option valuation calculations for the options granted in the first quarter of 2003 and 2002 and a discussion of our methodology for developing each of the assumptions used in the valuation model.

	Three Months Ended August 31,
	2002	2001
Expected lives	4 years	4 years
Expected volatility	34.95%	35.59%
Risk-free interest rate	4.19%	4.85%
Dividend yield	0.378%	0.000%

        Expected Lives.    This is the period of time over which the options granted are expected to remain outstanding. We examine actual stock option exercises to determine the expected term of the options. Based on this experience, our average expected option term is currently four years. The longer the expected term of the option, the higher the calculated fair value of the option.

        Expected Volatility.    Stock price volatility has a significant, direct effect on the valuation of stock options. Actual changes in the market value of our stock are used to calculate the volatility assumption. We calculate daily market value changes from the date of grant over a past period equal to the expected term of the option to determine volatility.

        Risk-Free Interest Rate.    This is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected term of the option. The risk-free interest rate has a direct effect on the calculated fair value.

        Dividend Yield.    This is the annual rate of dividends per share over the exercise price of the option. In July 2002, we paid the first dividend in the history of the company. Therefore, the fair value of options prior to 2003 is not affected by the dividend yield. The dividend yield has an inverse effect on the fair value of the option.

        Forfeiture Rate.    This is the estimated percentage of shares granted that are expected to be forfeited or canceled before becoming fully vested. This percentage is derived from historical experience, and will lower compensation expense. Our forfeiture rate is approximately 8%.

        During the first quarter of 2003 we made option grants of 2.9 million shares at a weighted average exercise price of $53.378 per share, primarily in connection with our principal annual stock option grant. The weighted average Black-Scholes value of these grants under the assumptions indicated above was $17.34 per option. Pro forma net income, stock option compensation expense, and diluted earnings per common share for the first quarter of 2003 and 2002 assuming all options granted in 1996 and thereafter were valued using the Black-Scholes method were as follows (in millions, except per share amounts):

	Three Months Ended August 31,
	2002	2001
Net income:
As reported	$158	$109
Pro forma stock option compensation expense, net of tax expense of $3 and $2	9	8

Pro forma	$149	$101

Diluted earnings per common share:
As reported	$.52	$.36
Pro forma stock option compensation expense	.03	.03

Pro forma	$.49	$.33

        Total stock options outstanding at August 31, 2002 represented 6.2% of total outstanding common shares and options.

(6)    Computation of Earnings Per Share

        The calculation of basic and diluted earnings per common share for the three-month periods ended August 31, 2002 and 2001 was as follows (in millions, except per share amounts):

	Three Months Ended August 31,
	2002		2001
Net income applicable to common stockholders		$158		$109

Weighted-average common shares outstanding		298		298

Basic earnings per common share	$	..53	$	..37

Weighted-average common shares outstanding		298		298
Common equivalent shares:
Assumed exercise of outstanding dilutive options		15		14
Less shares repurchased from proceeds of assumed exercise of options		(11)		(10)

Weighted-average common and common equivalent shares outstanding		302		302

Diluted earnings per common share	$	..52	$	..36

(7)    Business Segment Information

        We are a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by FedEx Express, the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service; and FedEx Freight, the largest U.S. provider of regional less-than-truckload ("LTL") freight services. These businesses comprise our reportable operating segments. Other operating companies included in the FedEx portfolio are FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc. ("FedEx Trade Networks"), a global trade services company; and FedEx Corporate Services, Inc. ("FedEx Services"), a provider of sales, marketing, supply chain management services and information technology support for our global brands.

        The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended August 31,
	2002	2001
Revenue
FedEx Express	$3,934	$3,738
FedEx Ground	826	623
FedEx Freight	533	511
Other	152	165

	$5,445	$5,037

Operating Income
FedEx Express	$128	$121
FedEx Ground	101	60
FedEx Freight	48	50
Other	6	4

	$283	$235

(8)    Commitments and Contingencies

        As of August 31, 2002, our purchase commitments for the remainder of 2003 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2003 (remainder)	$62	$324	$179	$565
2004	23	280	30	333
2005	—	288	66	354
2006	19	258	11	288
2007	103	175	11	289
2008	105	77	11	193
(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)
Primarily vehicles, facilities, computers and other equipment.

        FedEx Express is committed to purchase eight DC10s, three A300s, two A310s and ten A380s to be delivered through 2012. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions.

        On July 12, 2002, FedEx Express entered into an agreement with AVSA, S.A.R.L. for the purchase of ten Airbus A380-800F aircraft, a new high-capacity, long-range airplane. We expect to take delivery of three of the ten aircraft in each of the years 2009, 2010 and 2011 and the remaining one in 2012. The total commitment under the agreement approximates $2 billion. Most of the purchase price of each aircraft is due upon delivery of the aircraft. The agreement also provides for an option to purchase an additional ten aircraft.

        We have guarantees, amounting to $136 million at August 31, 2002, under certain operating leases for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. Under these operating leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based on our expectation that none of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it to be probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        A class action lawsuit is pending in Federal District Court in San Diego, California against FedEx Express generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. At the hearing on the plaintiffs' motion for summary judgment, the court ruled against FedEx Express. The judgment totaled approximately $68 million, including interest and fees for the plaintiffs' attorney. We have denied any liability with respect to this claim and intend to vigorously defend ourselves in this case. We have appealed the judgment to the U.S. Court of Appeals for the 9th Circuit and expect a ruling in the next 12 to 18 months. No accrual has been recorded as we believe the case is without merit and it is probable we will prevail upon appeal.

        The Illinois state court has granted preliminary approval to a settlement of the Illinois fuel surcharge class action matter. The lawsuit alleges that FedEx Express imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of its contracts with customers. Under the terms of the proposed settlement, we will issue coupons to qualifying class members toward the purchase of future FedEx Express shipping services. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. Although the court has granted preliminary approval of the proposed settlement, class members will have an opportunity to object. A hearing to consider any objections and to approve the proposed settlement is expected by the end of December 2002. The ultimate cost to us under the proposed settlement agreement will not be material.

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial in the U.S. District Court in Memphis has been set for February 2003. The court has ordered the parties to hold pre-trial settlement discussions, which are currently scheduled for November 4, 2002. The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through August 31, 2002, was approximately $191 million. In addition, we have continued to expense these types of maintenance costs subsequent to 1998. We believe that our practice of expensing these types of maintenance costs is correct, consistent with industry practice and with certain IRS rulings. We intend to vigorously contest the adjustments.

        FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(9)    Supplemental Cash Flow Information

	Three Months Ended August 31,
	2002	2001
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$54	$38
Income taxes	7	36
Noncash investing and financing activities:
Fair value of assets acquired under exchange agreements	1	8

        Noncash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
FedEx Corporation

        We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of August 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FedEx Corporation as of May 31, 2002, and the related consolidated statements of income, changes in stockholders' investment and comprehensive income, and cash flows for the year then ended not presented herein and in our report dated June 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/ Ernst & Young LLP

Memphis, Tennessee
September 27, 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of FedEx Corporation (also referred to as "FedEx"). This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended May 31, 2002 ("Annual Report"), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

        FedEx is one of the largest transportation companies in the world. Our business strategy is to offer a portfolio of transportation services through our independently operated business units. These business units are primarily represented by our reportable operating segments: FedEx Express, the world's largest express transportation company; FedEx Ground, North America's second largest provider of small-package ground delivery service; and FedEx Freight, the largest U.S. provider of regional less-than-truckload freight services.

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

        Except as otherwise indicated, references to years mean our fiscal year ended May 31, 2003 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

	Three months ended August 31,
	2002	2001	Percent Change
	Dollars in millions, except per share amounts
Revenues	$5,445	$5,037	+ 8
Operating income	283	235	+ 20
Income before cumulative effect of change in accounting for goodwill	158	124	+ 27
Net income	158	109	+ 45

Diluted earnings per share before cumulative effect of change in accounting for goodwill	$0.52	$0.41	+ 27
Diluted earnings per share	$0.52	$0.36	+ 44

        First quarter 2003 consolidated results reflect 8% revenue growth, primarily attributable to increased volumes at FedEx Ground and increased freight volumes at FedEx Express from our transportation agreement with the U.S. Postal Service ("USPS"). FedEx Ground recorded 33% growth over the prior year in both revenues and average daily packages and FedEx Express reported a 70% increase in total average daily freight pounds. Growth in FedEx International Priority® ("IP") volumes and yield also contributed to revenue growth in the quarter.

        Operating income grew by 20% over the prior year despite one fewer operating day in the quarter. This growth was primarily due to increased profitability at FedEx Ground. Operating expenses were impacted by significant growth in pension and healthcare costs, higher maintenance costs due to the timing of maintenance events on our wide-body aircraft and increases to our variable compensation programs. While insurance and security costs have increased in the wake of the terrorist attacks of September 11, 2001, thus far these increases have been manageable.

        Net interest expense decreased 16% in the first quarter of 2003 due to lower debt balances during the period. Our effective tax rate for the first quarter of both 2003 and 2002 was 38%, as compared to 37.5% for all of 2002.

        Net income for the first quarter of 2002 reflects the cumulative effect of an accounting change. This change resulted from adoption of new rules from the Financial Accounting Standards Board ("FASB") for the treatment of goodwill and other intangible assets. Adoption of these new rules resulted in recognition of a $25 million ($15 million net of tax or $.05 per share) impairment charge to our recorded goodwill during the first quarter of 2002.

Airline Stabilization

        During the second and third quarters of 2002, we recognized $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million was received as of August 31, 2002. While we believe we have complied with all aspects of the Act, and that it is probable we will ultimately receive the remaining $18 million receivable, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

Outlook

        Our outlook assumes a modest economic recovery in the second half of our fiscal year and continued growth in international volumes, particularly in Asia and Europe. We anticipate our diverse portfolio of services will continue to generate long-term growth. FedEx Ground's recently completed home delivery network and continued development and cross selling of the diverse FedEx portfolio of services, particularly to small- and medium-sized businesses, are central to our strategy.

        We expect to realize sustained double-digit growth in FedEx Ground volumes through the remainder of 2003. We believe that the growth of FedEx Ground is not coming at the expense of our express services. Rather, we believe that U.S. domestic package volume declines at FedEx Express were largely the result of the economic downturn, which particularly impacted those sectors of the economy that utilize express delivery services, such as manufacturing and wholesale. Our current forecast for 2003 suggests that the market for U.S. domestic express services will grow at a rate that approximates that of the U.S. gross domestic product. Accordingly, if our expectation of economic recovery in the second half of 2003 is realized, we anticipate FedEx Express will see a return to growth in U.S. domestic package volumes.

        Higher maintenance costs are anticipated during the second quarter of 2003 due to previously scheduled maintenance activities, with maintenance costs becoming comparable to the prior year during the second half of 2003. We will continue to focus on managing discretionary costs, while further improving productivity. We anticipate continued increases in our pension and health care costs over the near term. Our pension cost for all of 2003 is expected to increase over the prior year by approximately $80 million due to the effects of decreased returns on pension plan assets and a lower discount rate used to measure our pension obligations. While employee retirement costs continue to rise, our retirement programs are adequately funded.

        Actual results for 2003 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery, our ability to match capacity with shifting volume levels and our ability to effectively leverage our new service and growth initiatives. Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may ultimately have on our results of operations or financial position. In addition, adjustments to our fuel surcharge levels lag changes in actual jet and diesel fuel prices paid. Therefore, our operating income could be materially affected should the spot price of fuel suddenly change by a significant amount.

        See "Forward-Looking Statements" for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

NEW ACCOUNTING PRONOUNCEMENTS

        As of June 1, 2002, we adopted Statement of Financial Accounting Standards No. ("SFAS") 143, "Accounting for Asset Retirement Obligations" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The application of these new accounting standards has not materially affected our financial position or results of operations.

        The FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. This statement will be effective for FedEx beginning in the third quarter of 2003. We do not expect the application of this new accounting standard to have a material effect on our financial position or results of operations.

        See Note 1 to the accompanying financial statements for further discussion of recent accounting pronouncements.

REPORTABLE SEGMENTS

        Our reportable operating segments are FedEx Express, FedEx Ground and FedEx Freight, each of which operates in a single line of business. Included within "Other" are the operations of FedEx Custom Critical, FedEx Trade Networks and FedEx Services. Management evaluates segment financial performance based on operating income. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground and FedEx Freight, and certain other costs such as corporate management fees.

FEDEX EXPRESS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2002	2001	Percent Change
Revenues:
Package:
U.S. overnight box(1)	$1,335	$1,373	-3
U.S. overnight envelope(2)	427	465	-8
U.S. deferred	591	583	+1

Total U.S. domestic package revenue	2,353	2,421	-3
International Priority (IP)	1,030	955	+8

Total package revenue	3,383	3,376	—
Freight:
U.S.	380	173	+120
International	92	97	-5

Total freight revenue	472	270	+75
Other	79	92	-14

Total revenues	3,934	3,738	+5
Operating expenses:
Salaries and employee benefits	1,685	1,588	+6
Purchased transportation	143	143	—
Rentals and landing fees	380	368	+3
Depreciation and amortization	200	199	+1
Fuel	271	264	+3
Maintenance and repairs	293	246	+19
Intercompany charges, net	339	335	+1
Other	495	474	+4

Total operating expenses	3,806	3,617	+5

Operating income	$128	$121	+6

Package statistics:
Average daily packages:
U.S. overnight box	1,153	1,165	-1
U.S. overnight envelope	680	721	-6
U.S. deferred	846	814	+4

Total U.S. domestic packages	2,679	2,700	-1
IP	358	335	+7

Total packages	3,037	3,035	—

Revenue per package (yield):
U.S. overnight box	$18.08	$18.12	—
U.S. overnight envelope	9.81	9.93	-1
U.S. deferred	10.93	11.03	-1
U.S. domestic composite	13.72	13.80	-1
IP	44.98	43.89	+2
Composite	17.40	17.12	+2
Freight statistics:
Average daily pounds:
U.S.	8,965	4,352	+106
International	2,019	2,107	-4

Total freight	10,984	6,459	+70

Revenue per pound (yield):
U.S.	$.66	$.61	+8
International	.71	.71	—
Composite	.67	.64	+5

(1)
The U.S. overnight box category includes packages exceeding 8 ounces in weight.

(2)
The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

FedEx Express Revenues

        During the first quarter of 2003, total package revenue remained stable, principally due to an increase in IP revenues, offset by decreases in U.S. domestic overnight revenues. IP revenues grew 8% on 7% volume growth, largely due to strengthening exports from Asia. Average daily volume growth was 26% in the Asian market. Europe experienced double-digit growth in average daily volumes, while Latin American and U.S. outbound shipments declined. U.S. domestic volumes at FedEx Express continue to be below levels experienced prior to the economic slowdown, which began in calendar 2001.

        Package yield decreased slightly in virtually all categories, with the exception of IP, due to declines in average weight per package and fuel surcharge revenue. In 2002, we implemented a new index for determining our fuel surcharge. Using this new index, the fuel surcharge ranged between 2% and 2.5% in the first quarter of 2003, while the fuel surcharge during all of the first quarter of 2002 was 4%.

        Revenue from our transportation agreement with the USPS during the first quarter of 2003 (which commenced late in the first quarter of 2002) helped soften the impact of reduced U.S. domestic package volumes at FedEx Express. Total freight revenue for the first quarter of 2003 increased significantly as we benefited from a full quarter of operations under our transportation contract with the USPS. Consequently, average daily U.S. freight pounds more than doubled and U.S. freight yields increased 8%. This service did not materially contribute to revenues and earnings during the first quarter of 2002.

        On August 29, 2002, FedEx Express entered into a new addendum to the transportation agreement with the USPS, effective from the expiration of the first addendum in October 2002 through May 31, 2003. This will allow FedEx Express to continue to carry incremental pounds of mail at higher committed volumes than required under the original agreement.

FedEx Express Operating Income

        While operating margins were relatively flat, operating income at FedEx Express increased 6% in the first quarter of 2003. The increase in operating income is due to increased revenues, offset by higher maintenance and repair costs and increased salaries, wages and benefits, due to base salary increases and higher pension and medical costs.

        Primarily due to an increase in aircraft usage as a result of incremental domestic freight pounds transported under the USPS agreement, rentals and landing fees were higher. For this same reason, fuel costs increased, although the average price per gallon of aircraft fuel decreased 11%. However, the decline in fuel surcharge revenue exceeded the reduction in fuel prices. Partially offsetting these higher operating costs was a gain recognized from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact during the quarter.

FEDEX GROUND

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2002	2001	Percent Change
Revenues	$826	$623	+33
Operating expenses:
Salaries and employee benefits	157	124	+27
Purchased transportation	311	240	+30
Rentals	20	16	+25
Depreciation and amortization	37	31	+19
Fuel	1	1	—
Maintenance and repairs	21	18	+17
Intercompany charges	90	59	+53
Other	88	74	+19

Total operating expenses	725	563	+29

Operating income	$101	$60	+68

Average daily packages	2,099	1,573	+33
Revenue per package (yield)	$6.15	$6.10	+ 1

FedEx Ground Revenues

        Core business growth and increasing popularity of our home delivery service helped FedEx Ground realize strong revenue growth in the first quarter of 2003, as volumes significantly increased. The increase in average daily packages represents positive volume growth experienced in all principal markets served by FedEx Ground, including FedEx Home Delivery. This volume growth is primarily attributable to growth in those sectors of the economy that utilize ground delivery services and to the efforts of our sales force. Approximately one-fourth of the total growth in the quarter came from FedEx Home Delivery. First quarter volume growth included an estimated 140,000 to 150,000 daily packages as a result of the Teamsters' negotiations with UPS. We expect to retain a significant portion of this business.

        Yield at FedEx Ground slightly increased primarily due to a general rate increase, which became effective in January 2002. This was partially offset by a decrease in fuel surcharge revenue and a decline in average weight per package. In 2002, we implemented a new dynamic fuel surcharge that is indexed to the current price of diesel fuel. Using this new index, the fuel surcharge was .75% during the first quarter of 2003 compared to 1.25% for the prior year.

FedEx Ground Operating Income

        Operating income increased significantly at FedEx Ground as a result of revenue growth, outstanding productivity and stringent cost controls. Substantial improvements were realized in pick-up and delivery and linehaul productivity. Salaries, wages and benefits increased due to higher headcount to accommodate growth and higher pension costs. Operating margins improved in spite of increased intercompany charges, as FedEx Ground is absorbing a larger portion of allocated sales, marketing and customer support, and information technology costs in relation to its revenues. Pressure on yield and higher intercompany allocations are expected to constrain margins during the remainder of 2003.

        FedEx Home Delivery had a loss of less than $2 million in the first quarter of 2003, which is an $8 million improvement from the loss in the prior year period. In September 2002, FedEx Home Delivery completed the build-out of its national network, enabling it to reach nearly 100% of U.S. residences, with evening, weekend and day- and time-specific delivery options, all backed by a money-back guarantee. FedEx Home Delivery is expected to become profitable sometime in the fourth quarter of 2003.

FEDEX FREIGHT

        The following table shows revenues, operating expenses and operating income (in millions) and selected statistics for the three-month periods ended August 31:

	2002	2001	Percent Change
Revenues	$533	$511	+4
Operating expenses:
Salaries and employee benefits	316	298	+6
Purchased transportation	17	15	+13
Rentals	16	16	—
Depreciation and amortization	21	20	+5
Fuel	19	21	-10
Maintenance and repairs	27	23	+17
Intercompany charges	4	2	+100
Other	65	66	-2

Total operating expenses	485	461	+5

Operating income	$48	$50	-4

Shipments per day (in thousands)	58	57	+2
Weight per shipment (lbs)	1,120	1,120	—
Revenue per hundredweight	$12.80	$12.23	+5

        Revenues at FedEx Freight increased $22 million in the first quarter of 2003 due to a combination of higher yield, including the impact of the 5.9% general rate increase effective July 22, 2002, and slightly higher volumes. The increase in yield was partially offset by fuel surcharge declines of approximately 20%. The FedEx Freight fuel surcharge is tied to the "Retail on Highway Diesel Fuel Price," as published by the U.S. Department of Energy, and fluctuates weekly based on changes in the index. In the first quarter of 2003, average daily shipments were slightly higher while weight per shipment was unchanged.

        Operating income decreased in the first quarter of 2003, mostly due to rebranding expenses. Operating margins were slightly lower (9% in the first quarter of 2003 compared to 10% in 2002), reflecting the impact of $6 million of rebranding expenses, primarily for tractors and trailers. Salaries, wages and benefits also increased due to higher pension, healthcare and variable compensation costs.

        FedEx Freight East and FedEx Freight West are being rebranded under the name "FedEx Freight." This project began in the fourth quarter of 2002 and is expected to be complete in 2005, with total rebranding costs of approximately $40 million to $45 million. The rebranding expenses will consist primarily of incremental external costs for rebranding tractors and trailers, which are being expensed as incurred. The cost of the rebranding is expected to increase FedEx Freight's operating expenses by $5 million during the second quarter of 2003 and by $16 million for all of 2003.

        The bankruptcy of Consolidated Freightways Corporation in September 2002 is resulting in additional regional and interregional business for FedEx Freight.

OTHER OPERATIONS

        Other operations include FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, whose subsidiaries form a global trade services company; FedEx Services, a provider of sales, marketing, supply chain management services and IT support for FedEx Express and FedEx Ground; and certain unallocated corporate items.

        Revenues from other operations were $152 million (down 8%) in the first quarter of 2003 compared to $165 million in the same period of the prior year, reflecting the termination of certain nonprofitable supply chain services contracts. This was partially offset by increased revenues at FedEx Custom Critical.

        Operating income from other operations was $6 million in the first quarter of 2003 compared to $4 million in the prior year. This improvement is primarily attributable to increased earnings at FedEx Custom Critical.

FINANCIAL CONDITION

LIQUIDITY

        Cash and cash equivalents totaled $233 million at August 31, 2002, compared to $331 million at May 31, 2002. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2002	2001
Net cash provided by operating activities	$481	$328
Net cash used in investing activities	(531)	(483)

Free cash flow	(50)	(155)
Cash (used in) provided by financing activities:
Net borrowings	—	134
Repurchase of treasury stock	(41)	—
Dividends paid	(15)	—
Other financing activities	8	10

Net decrease in cash	$(98)	$(11)

        The $153 million increase in cash flows from operating activities in the first quarter of 2003 reflects increased earnings, which is largely attributable to revenue growth and working capital management.

        Cash Used for Capital Investments.    Capital expenditures during the first quarter of 2003 were higher compared to the prior year period, primarily at FedEx Express where capital expenditures were 17% higher due to previously contracted aircraft expenditures. See "Capital Resources" below for further discussion.

        Free Cash Flow.    Cash provided by operations was $50 million less than cash used for investing activities during the first quarter of 2003 (creating negative free cash flow), which is attributable to the timing of our capital expenditures (see "Capital Resources" discussion below). We expect overall 2003 free cash flow to be positive based on management of capital expenditures and working capital. Positive free cash flow indicates excess funds are available to further invest in operations, reduce outstanding debt and provide return on capital to our shareholders.

        Debt Financing Activities.    We currently have $1 billion in revolving bank credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. At August 31, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. We had borrowings outstanding of $154 million from our commercial paper program at August 31, 2001. See Note 4 of the accompanying financial statements, as well as "Contractual Cash Obligations" below for further discussion of these credit facilities.

        Cash Used for Share Repurchases.    During the first quarter of 2003, we repurchased 800,000 shares and this affected cash flows by $41 million. A total of 5.85 million shares remain under existing share repurchase authorizations. There were no treasury share repurchases during the first quarter of 2002.

        Dividends.    We paid our first-ever dividend in the first quarter of 2003, in the amount of $15 million. In addition, shareholders of record as of the close of business on September 9, 2002 were paid a $.05 cash dividend per share of common stock on October 1, 2002. We expect to continue quarterly dividend payments, although each subsequent dividend payment is subject to review and approval by our Board of Directors.

        Other Liquidity Information.    We will remain focused on cost containment and capital expenditure discipline so we can achieve our goal of positive free cash flow for 2003 and the future. We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital needs for the foreseeable future.

CAPITAL RESOURCES

        Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer hardware and software and telecommunications equipment, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including preexisting contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

        The following table compares capital expenditures for the three-month periods ended August 31 (in millions):

	2002	2001
Aircraft and related equipment	$367	$221
Facilities and sort equipment	46	94
Information and technology investments	53	68
Vehicles and other equipment	70	117

Total capital expenditures	$536	$500

        Capital expenditures during the first quarter of 2003 were 7% higher than the prior year period, primarily at FedEx Express where capital expenditures were 17% higher, due to previously contracted aircraft expenditures. In the first three months of 2003, FedEx Express took delivery of eight aircraft and spent $367 million on aircraft and related equipment. For all of 2003, we expect capital expenditures to be approximately $1.85 billion, or 19% higher than 2002, as we are required to take 17 total aircraft committed to in prior years. Expenditures for aircraft and related equipment were 68% of total capital expenditures during the first quarter of 2003.

        Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make projections regarding our needed airlift capacity many years before aircraft are actually needed. We will continue to manage our capital spending based on current and anticipated volume levels, and defer or limit capital additions where economically feasible in order to maintain positive cash flow.

        We finance a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of "off-balance sheet financing"). Certain of these operating leases were arranged using special purpose entities under terms that are considered customary in the airline industry. At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

        In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our Annual Report and in "Contractual Cash Obligations" below. Credit rating agencies routinely use the information concerning our operating leases to calculate our debt capacity. Furthermore, our debt covenants would not be adversely affected by the capitalization of some or all of our operating leases.

        In the future, other forms of secured financing may be pursued to finance aircraft acquisitions if we determine that it best suits our needs. We have been successful in obtaining investment capital, both domestic and international, for long-term leases on acceptable terms, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs. For information on our purchase commitments, see Note 8 of the accompanying financial statements, as well as the table below.

CONTRACTUAL CASH OBLIGATIONS

        The following table sets forth a summary of our contractual cash obligations as of August 31, 2002. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year (in millions)
	2003(1)	2004	2005	2006	2007	There- after	Total
Amounts reflected in Balance Sheet:
Long-term debt(2)	$6	$275	$6	$257	$226	$830	$1,600
Capital lease obligations	107	11	11	11	11	240	391
Other cash obligations not reflected in Balance Sheet:
Operating leases	1,193	1,290	1,216	1,108	1,083	8,865	14,755
Unconditional purchase obligations(3)	565	333	354	288	289	2,354	4,183

Total	$1,871	$1,909	$1,587	$1,664	$1,609	$12,289	$20,929

(1)
Cash obligations for the remainder of 2003.
(2)
See Note 4 to the accompanying financial statements.
(3)
See Note 8 to the accompanying financial statements.

        In addition, we have other commercial commitments incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain self-insurance programs. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with them because the liabilities for these self-insurance programs are already reflected in our balance sheet as accrued expenses and other long-term liabilities. We also have guarantees, amounting to $136 million at August 31, 2002, under certain operating leases for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. See Note 8 to the accompanying financial statements for additional information regarding these guarantees.

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and reduces the amount available under these agreements. The revolving credit agreements comprise two parts. The first part provides for $750 million through September 28, 2006. The second part is a 364-day facility providing for $250 million through September 26, 2003, which was amended and restated on September 27, 2002 to, among other things, extend the term to September 26, 2003.

        On June 19, 2002, the Memphis-Shelby County Airport Authority (the "Authority") issued $96 million of its Special Facilities Revenue Refunding Bonds, Series 2002 ("Series 2002 Bonds") at par, bearing interest annually at 5.05% and maturing on September 1, 2012. The Series 2002 Bonds were issued to provide funds to refinance bonds issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds, reflected as a capital lease in long-term debt on our August 31, 2002 balance sheet, obligate FedEx Express to make lease payments equal to principal and interest due on the bonds. FedEx Express has separately guaranteed repayment of the Series 2002 Bonds. The proceeds from the Series 2002 Bonds, along with $6 million, including accrued interest and a 2% prepayment premium, were placed in escrow and used on September 1, 2002 to refund the previously issued bonds. Accordingly, the proceeds are reflected in prepaid expenses and other and the previous capital lease obligation is included in the current portion of long-term debt on the accompanying August 31, 2002 balance sheet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Information regarding our "Critical Accounting Policies and Estimates" can be found in our Annual Report. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to revenue recognition, pension cost, self-insurance accruals and long-lived assets. In addition, Note 1 to our Annual Report contains a summary of our significant accounting policies.

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

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report, including those contained in "Outlook," "Liquidity" and "Capital Resources," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  significant changes in the volumes of shipments transported through our networks, the mix of services purchased by our customers or the prices we obtain for our services;

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

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

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

        As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of August 31, 2002, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during the first quarter of 2003 did not have a material effect on our results of operations for the period.

Item 4.    Controls and Procedures

        We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the 2002 annual meeting of stockholders held on September 30, 2002, FedEx's stockholders elected three class I directors to serve for a three-year term expiring at the 2005 annual meeting. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
James L. Barksdale	262,590,116	4,529,078
Paul S. Walsh	263,525,218	3,594,684
Peter S. Willmott	259,421,101	7,698,801

        The stockholders approved the adoption of FedEx's 2002 Stock Incentive Plan by a vote of 255,842,915 for and 9,602,286 against. There were 1,674,701 abstentions. Under the 2002 Stock Incentive Plan, options for up to 4,400,000 shares of common stock may be issued to key employees of FedEx and its subsidiaries.

        The Board of Directors' designation of Ernst & Young LLP as independent auditors for the fiscal year ending May 31, 2003 was ratified by the stockholders by a vote of 259,981,798 for and 5,797,016 against. There were 1,341,088 abstentions.

        A stockholder proposal requesting that the FedEx Board of Directors adopt a policy that FedEx should not retain its independent auditors to provide non-audit services was not properly presented at the annual meeting. Therefore, no vote was taken on this proposal.

Item 5. Other Information

        During the fiscal quarter ended August 31, 2002, the Audit Committee of the Board of Directors of FedEx approved certain non-audit services to be performed by Ernst & Young LLP, FedEx's independent auditors. These engagements are for tax-related compliance and advisory services and annual audits of benefit plans. These services have an aggregate estimated cost of $762,000.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
10.1	Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.2
First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.3	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express.
10.4
First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.
10.5
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  During the quarter ended August 31, 2002, FedEx Corporation filed two Current Reports on Form 8-K. The June 25, 2002 report disclosed FedEx's earnings per share estimate for fiscal year 2003. The July 31, 2002 report contained sworn statements (along with accompanying cover letter to the Securities and Exchange Commission (the "Commission")) of Frederick W. Smith and Alan B. Graf, Jr., the principal executive officer and principal financial officer, respectively, of FedEx, as filed on July 22, 2002 with the Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: October 11, 2002	/s/ JAMES S. HUDSON JAMES S. HUDSON CORPORATE VICE PRESIDENT STRATEGIC FINANCIAL PLANNING & CONTROL (PRINCIPAL ACCOUNTING OFFICER)

CERTIFICATION

        I, Frederick W. Smith, Chairman, President and Chief Executive Officer of FedEx Corporation ("registrant"), certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of the registrant;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 11, 2002
/s/ FREDERICK W. SMITH Frederick W. Smith Chairman, President and Chief Executive Officer

CERTIFICATION

        I, Alan B. Graf, Jr., Executive Vice President and Chief Financial Officer of FedEx Corporation ("registrant") certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of the registrant;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 11, 2002
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.2
First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.3	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express.
10.4
First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.
10.5
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
FEDEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS)
FEDEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
FEDEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
FEDEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX