Form 10-Q
period 2002-11-30
FEDEX CORP
filed 2003-01-13
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-15829

FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State of incorporation)	(I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee	38120
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 9, 2003
Common Stock, par value $.10 per share	298,445,880

FEDEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Page
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets November 30, 2002 and May 31, 2002	3-4
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7-15
Independent Accountants' Review Report	16
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	17-29
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4: Controls and Procedures	30
PART II. OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	31
Signature	32
Certifications	33-34
Exhibit Index	E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	November 30, 2002	May 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$519	$331
Receivables, less allowances of $157 and $147	2,642	2,491
Spare parts, supplies and fuel, less allowances of $98 and $91	236	251
Deferred income taxes	441	469
Prepaid expenses and other	125	123

Total current assets	3,963	3,665
Property and Equipment, at Cost	18,376	17,576
Less accumulated depreciation and amortization	9,834	9,274

Net property and equipment	8,542	8,302
Other Assets:
Goodwill	1,063	1,063
Other	915	782

Total other assets	1,978	1,845

	$14,483	$13,812

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	November 30, 2002	May 31, 2002
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$31	$6
Accrued salaries and employee benefits	684	739
Accounts payable	1,207	1,133
Accrued expenses	1,294	1,064

Total current liabilities	3,216	2,942
Long-Term Debt, Less Current Portion	1,775	1,800
Deferred Income Taxes	611	599
Other Liabilities	1,985	1,926
Commitments and Contingencies
Common Stockholders' Investment:
Common stock, $.10 par value; 800,000,000 shares authorized, 298,573,387 shares issued	30	30
Additional paid-in capital	1,117	1,144
Retained earnings	5,853	5,465
Accumulated other comprehensive income	(51)	(53)
Treasury stock, at cost; deferred compensation and other	(53)	(41)

Total common stockholders' investment	6,896	6,545

	$14,483	$13,812

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002		2001
Revenues	$5,667	$5,135		$11,112	$10,172
Operating expenses:
Salaries and employee benefits	2,403	2,231		4,829	4,467
Purchased transportation	549	464		1,067	909
Rentals and landing fees	465	472		909	904
Depreciation and amortization	338	342		677	678
Fuel	336	283		630	573
Maintenance and repairs	354	292		725	604
Airline stabilization compensation	—	(116)		—	(116)
Other	795	734		1,565	1,485

	5,240	4,702		10,402	9,504

Operating income	427	433		710	668
Other income (expense):
Interest, net	(28)	(36)		(59)	(72)
Other, net	(4)	(2)		(1)	(1)

	(32)	(38)		(60)	(73)

Income before income taxes	395	395		650	595
Provision for income taxes	150	150		247	226

Income before cumulative effect of change in accounting principle	245	245		403	369
Cumulative effect of change in accounting for goodwill, net of tax benefit of $10	—	—		—	(15)

Net income	$245	$245		$403	$354

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$.82	$.82		$1.35	$1.24
Cumulative effect of change in accounting for goodwill	—	—		—	(.05)

Basic earnings per common share	$.82	$.82		$1.35	$1.19

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$.81	$.81		$1.33	$1.22
Cumulative effect of change in accounting for goodwill	—	—		—	(.05)

Diluted earnings per common share	$.81	$.81		$1.33	$1.17

Dividends declared per common share	$—	$—	$	..05	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended November 30,
	2002	2001
Net Cash Provided by Operating Activities	$1,139	$1,064
Investing Activities:
Capital expenditures	(888)	(937)
Proceeds from dispositions	11	23
Other, net	—	(1)

Net cash used in investing activities	(877)	(915)
Financing Activities:
Principal payments on debt	—	(25)
Proceeds from stock issuances	24	28
Dividends paid	(30)	—
Purchase of treasury stock	(67)	(25)
Other, net	(1)	—

Net cash used in financing activities	(74)	(22)

Net increase in cash and cash equivalents	188	127
Cash and cash equivalents at beginning of period	331	121

Cash and cash equivalents at end of period	$519	$248

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2002, the consolidated results of our operations for the three- and six-month periods ended November 30, 2002 and 2001, and our consolidated cash flows for the six-month periods ended November 30, 2002 and 2001. Operating results for the three- and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

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

        The Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. During the second and third quarters of 2002, we recognized $119 million ($116 million in the second quarter) of compensation under the Act. To date $101 million of this compensation has been received. While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million, compensation recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome of such interpretation, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

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

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

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

        The carrying amount of goodwill at November 30, 2002 and May 31, 2002 was attributable as follows: $393 million at Federal Express Corporation ("FedEx Express"); $595 million at FedEx Freight Corporation ("FedEx Freight"); and $75 million at our nonreportable operating segments.

        The components of our amortizing intangible assets follow (in millions):

	November 30, 2002		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(35)	$73	$(32)
Technology based and other	64	(32)	64	(28)

Total	$137	$(67)	$137	$(60)

        Amortization expense for intangible assets during the second quarter of 2003 was $4 million ($7 million year-to-date). Estimated amortization expense is $6 million for the remainder of 2003, $9 million for 2004 and $8 million for each of the four succeeding fiscal years.

(3) Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended November 30,
	2002	2001
Net income	$245	$245
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $2	—	(10)
Adjustment for jet fuel hedging contract charges recognized in income during period, net of deferred taxes of $1	—	2

Comprehensive income	$245	$237

	Six Months Ended November 30,
	2002	2001
Net income	$403	$354
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and $0	2	(5)
Reclassification of deferred jet fuel hedging charge upon adoption of SFAS 133, net of deferred tax benefit of $6	—	(9)
Adjustment for jet fuel hedging contract charges recognized in income during period, net of deferred taxes of $3	—	5

Comprehensive income	$405	$345

(4) Financing Arrangements

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and reduces the amount available under these agreements. The revolving credit agreements comprise two parts. The first part provides for $750 million through September 28, 2006. The second part is a 364-day facility providing for $250 million through September 26, 2003, that was amended and restated on September

27, 2002 to, among other things, extend the term to September 26, 2003. At November 30, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.

        On June 19, 2002, the Memphis-Shelby County Airport Authority (the "Authority") issued $96 million of its Special Facilities Revenue Refunding Bonds, Series 2002 ("Series 2002 Bonds") at par, bearing interest annually at 5.05% and maturing on September 1, 2012. The Series 2002 Bonds were issued to provide funds to refinance bonds issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds, reflected as a capital lease in long-term debt on our November 30, 2002 balance sheet, obligate FedEx Express to make lease payments equal to principal and interest due on the bonds. FedEx Express has separately guaranteed repayment of the Series 2002 Bonds. The proceeds from the Series 2002 Bonds, along with $6 million, including accrued interest and a 2% prepayment premium, were used to refund the previously issued bonds.

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

        Some companies also recognize compensation expense for the fair value of the option right itself. We have elected not to adopt this accounting method because it requires the use of subjective valuation models which we believe are not representative of the real value of the option to either FedEx or its employees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter. We use the Black-Scholes option pricing model to calculate the fair value of options for our pro forma disclosures. The key assumptions for this valuation method include the expected term, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price. For FedEx, many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. Following is a table of the key weighted average assumptions used in the option valuation calculations for the options granted in the three- and six-month periods ended November 30, 2002 and 2001 and a discussion of our methodology for developing each of the assumptions used in the valuation model.

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	35.31%	35.67%	34.96%	35.60%
Risk-free interest rate	2.57%	3.86%	4.12%	4.81%
Dividend yield	0.406%	0.000%	0.379%	0.000%

        Expected Lives.    This is the period of time over which the options granted are expected to remain outstanding. Generally, options granted have a maximum term of ten years. We examine actual stock option exercises to determine the expected term of the options. Based on this experience, our average expected option term is currently four years. The longer the expected term of the option, the higher the calculated fair value of the option.

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

        Forfeiture Rate.    This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This percentage is derived from historical experience, and will lower compensation expense. Our forfeiture rate is approximately 8%.

        During the second quarter of 2003, we made option grants of 125,000 shares at a weighted average exercise price of $49.23 per share. The weighted average Black-Scholes value of these grants under the assumptions indicated above was $14.90 per option. For the six months ended November 30, 2002, 3.0 million shares have been granted at a weighted average exercise price of $53.20. The weighted average Black-Scholes value of these grants under the assumptions indicated above was $17.24 per option. Pro forma net income, stock option compensation expense, and diluted earnings per common share for the three- and six-month periods ended November 30, 2002 and 2001 assuming all options granted in 1996 and thereafter were valued using the Black-Scholes method were as follows (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Net income:
As reported	$245	$245	$403	$354
Pro forma stock compensation expense, net of tax benefit	8	7	17	15

Pro forma	$237	$238	$386	$339

Diluted earnings per common share:
As reported	$.81	$.81	$1.33	$1.17
Pro forma stock option compensation expense	.02	.02	.05	.05

Pro forma	$.79	$.79	$1.28	$1.12

        Total stock options outstanding at November 30, 2002 represented 6.5% of total outstanding common shares and options.

(6) Computation of Earnings Per Share

        The calculation of basic and diluted earnings per common share for the three- and six-month periods ended November 30, 2002 and 2001 was as follows (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Net income applicable to common stockholders	$245	$245	$403	$354

Weighted-average shares of common stock outstanding	298	298	298	298

Basic earnings per share	$.82	$.82	$1.35	$1.19

Weighted-average shares of common stock outstanding	298	298	298	298
Common equivalent shares:
Assumed exercise of outstanding dilutive options	15	17	15	16
Less shares repurchased from proceeds of assumed exercise of options	(10)	(13)	(11)	(12)

Weighted-average common and common equivalent shares	303	302	302	302

Diluted earnings per share	$.81	$.81	$1.33	$1.17

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

        The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Revenue
FedEx Express	$4,098	$3,814	$8,032	$7,552
FedEx Ground	863	677	1,689	1,301
FedEx Freight	547	487	1,080	998
Other	159	157	311	321

	$5,667	$5,135	$11,112	$10,172

Operating income
FedEx Express	$228	$309	$356	$430
FedEx Ground	135	80	236	140
FedEx Freight	56	47	104	98
Other	8	(3)	14	—

	$427	$433	$710	$668

(8) Commitments and Contingencies

        As of November 30, 2002, our purchase commitments for the remainder of 2003 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2003 (remainder)	$66	$218	$130	$414
2004	20	283	76	379
2005	—	282	71	353
2006	19	251	27	297
2007	102	175	13	290
2008	104	77	11	192

(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)
Primarily vehicles, facilities, computers, advertising and promotions contracts and other equipment.

        FedEx Express is committed to purchase six DC10s, three A300s, two A310s, ten A380s and eight ATR-42s to be delivered through 2012. Deposits and progress payments of $36 million have been made toward these purchases and other planned aircraft-related transactions.

        We have guarantees, amounting to $135 million at November 30, 2002, under certain operating leases for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. Under these operating leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based on our expectation that none of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

        The Illinois state court has granted preliminary approval to a settlement of the Illinois fuel surcharge class action matter. The lawsuit alleges that FedEx Express imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of its contracts with customers. Under the terms of the proposed settlement, we will issue coupons to qualifying class members toward the purchase of future FedEx Express shipping services. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. A hearing to consider objections to the proposed settlement was held on December 12, 2002. We expect the court to issue its ruling on January 31, 2003 on whether to grant final approval to the settlement. The ultimate cost to us under the proposed settlement agreement will not be material.

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial in the U.S. District Court in Memphis has been set for April 2003. Pre-trial settlement discussions held on November 4, 2002 and December 18, 2002 have not resulted in a settlement. The Court has ordered additional pre-trial settlement discussions to be held during January 2003.

        The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through November 30, 2002, was approximately $194 million (representing $107 million of tax and $87 million of interest). In addition, we have continued to expense these types of maintenance costs subsequent to 1998. Previously, the IRS made similar attempts to require capitalization of airframe maintenance costs. In December 2000, the IRS issued a revenue ruling which permitted current deductions for routine airframe maintenance costs. As a result, the IRS conceded 100% of the airframe issue for 1993-1994 and we anticipate a similar result for all future years.

        We believe that our practice of expensing these types of maintenance costs is correct and consistent with industry practice and certain IRS rulings. We intend to vigorously contest the adjustments and do not believe it is probable that we will be required to pay $194 million to the IRS. Additionally, we expect to fully recover the amounts previously paid in litigation. Because the amounts in question relate solely to the timing of the income tax deduction for the above expenditures for federal income tax purposes, any adverse determination in this matter would not have an impact on our total income tax expense. Accordingly, we have not recognized any provision for the tax portion of the proposed deficiency. The income statement consequences if we do not prevail in the litigation on this matter would be for interest on the income taxes that would be payable upon assessment. The IRS has not assessed penalties on this matter. We do not expect any amounts that may ultimately be payable on this matter to be material to our financial position, results of operations or cash flows.

        FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

	Six Months Ended November 30,
	2002	2001
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$63	$74
Income taxes	37	203
Noncash investing and financing activities:
Fair value of assets acquired under exchange agreements	1	5

        Noncash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
FedEx Corporation

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of November 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
December 18, 2002

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

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2003 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts
Three and six month periods ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues	$5,667	$5,135	+10	$11,112	$10,172	+ 9
Operating income	427	433	- 1	710	668	+ 6
Operating margin	7.5%	8.4%		6.4%	6.6%
Income before cumulative effect of change in accounting for goodwill	245	245	—	403	369	+ 9
Net income	245	245	—	403	354	+14

Diluted earnings per share before cumulative effect of change in accounting for goodwill	$0.81	$0.81	—	$1.33	$1.22	+ 9
Diluted earnings per share	$0.81	$0.81	—	$1.33	$1.17	+14

        Results for the second quarter and first half of 2003 reflect solid overall revenue growth, despite a sluggish economic environment. This growth was largely due to increased international volumes at FedEx Express, the continued substantial growth of our FedEx Ground business and growth at FedEx Freight. Increased U.S. freight volumes at FedEx Express also contributed to consolidated revenue growth during the first half, as we benefited from a full six months of revenue under the transportation agreement with the U.S. Postal Service ("USPS"). Our agreement with the USPS commenced in late August 2001.

        Operating income decreased slightly during the second quarter, as strong operating performances at FedEx Ground and FedEx Freight were offset by significant increases in pension and medical costs, higher maintenance costs due to the timing of maintenance events on our wide-body aircraft and increases in fuel costs at FedEx Express. These higher operating expenses negatively affected our operating margin in the second quarter and, to a lesser extent, for the first half of 2003. However, during the first half, operating income increased 6% over the prior year due to increased profitability at FedEx Ground and cost control efforts at FedEx Express, despite one fewer operating day in the first half. While insurance and security costs have increased in the wake of the terrorist attacks of September 11, 2001, thus far these increases have been manageable.

        Although not required, we made contributions to our principal U.S. domestic pension plans of $241 million during the first half. We may elect to contribute additional amounts to the plans during the second half of 2003. The exact amount of additional contributions, if any, will be a function of the market value of plan assets and the interest rate used to value our pension liabilities at our measurement date (February 28, 2003). Based on our current estimates, we do not believe that pension plan funding will affect our ability to generate cash flow from operating activities in excess of cash used in investing activities ("free cash flow") for 2003.

        Net interest expense decreased 22% in the second quarter and 18% in the first half due to lower debt levels. Our effective tax rate for the second quarter and first half of both 2003 and 2002 was 38%, as compared to 37.5% for all of 2002.

        Net income for the first half of 2002 reflects the cumulative effect of an accounting change. This change resulted from adoption of new rules from the Financial Accounting Standards Board ("FASB") for the treatment of goodwill and other intangible assets. Adoption of these new rules resulted in recognition of a $25 million ($15 million net of tax or $.05 per share) impairment charge to our recorded goodwill during the first quarter of 2002.

Airline Stabilization Compensation

        Prior year second quarter operations were significantly affected by the terrorist attacks on September 11, 2001. During the second and third quarters of 2002 we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act") ($116 million in the second quarter of 2002), of which $101 million has been received as of November 30, 2002. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. We believe our net income during these periods reflects at least the minimum results we would have reported had the events of September 11 not occurred. All amounts recognized are reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        While we believe that we have complied with all aspects of the Act, and it is probable we will ultimately collect the remaining $18 million receivable, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome of such interpretation, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

Outlook

        Our outlook for the remainder of 2003 assumes a modest domestic economic recovery in the second half of our fiscal year and continued growth in international volumes, particularly in Asia and Europe. Our current forecast assumes year-over-year growth in U.S. gross domestic product of 2.7% and 3.0% for the first and second calendar quarters of 2003. We expect growth in Asian volumes to be in the 15%-20% range for the remainder of the fiscal year. We expect the growth rate in maintenance and net fuel costs to abate in the second half of our fiscal year, due to the timing of scheduled maintenance of wide-bodied aircraft and as the effect of our dynamic fuel surcharge is included in all comparable periods.

        We continue to experience increases in pension and medical benefit costs. Our pension costs for 2003 are expected to be approximately $80 million higher than the prior year due to the effects of decreased returns on pension assets and a lower discount rate used to measure our pension obligations. If current market conditions persist, it is reasonably possible that pension costs for 2004 could increase by approximately $80-$120 million. However, our actual 2004 pension cost cannot be determined until after our measurement date on February 28, 2003. The determination of 2004 pension cost is highly sensitive to changes in key assumptions, particularly the discount rate and the expected long-term rate of return on pension plan assets. Despite these increases in employee retirement costs, our retirement programs continue to be adequately funded.

        We expect to realize continued double-digit growth in FedEx Ground volumes through the remainder of 2003, although growth rates at the current 25% level will be difficult to sustain. We do not believe the growth of FedEx Ground is occurring at the expense of our express services. Rather, we believe that U.S. domestic package volume declines at FedEx Express have largely been the result of the economic downturn, which particularly impacted those sectors of the economy that utilize express services, such as manufacturing and wholesale. Accordingly, we expect our U.S. domestic express package volume growth rate to be essentially flat in the second half until sustained economic growth returns to key express-shipping sectors. We expect the FedEx International Priority ("IP") package volume growth rate in the second half to approximate the growth achieved in the first half of 2003.

        We have developed a strategy for long-term growth that will allow us to profit from increases in high-tech and high-value-added businesses and the globalization of the economy. Our key long-term corporate financial objective is to increase cash flow by improving our operating margin, principally at FedEx Express and through continued growth at our FedEx Ground and FedEx Freight segments. We plan to accomplish this goal through growth, continued control of discretionary spending and by matching capital expenditures to expected business levels. Achievement of this goal at FedEx Express will require a return to solid growth in those sectors of the U.S. economy that most use domestic express air transportation, moving increased volumes of heavier packages at higher yields and a rational pricing environment.

        At FedEx Ground, we expect growth in both our core business as well as continued growth in our home delivery service to contribute positively to operating income in the future. In addition, we expect growth at FedEx Freight following their recent rebranding initiatives. We believe the rebranding will create additional synergies in the FedEx Freight segment, give us a competitive advantage and improve our market share in the LTL segment.

        Actual results for 2003 will depend upon a number of factors, including the timing, speed and magnitude of the domestic economic recovery, our ability to match capacity with shifting volume levels and our ability to effectively leverage our new service and growth initiatives. Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may ultimately have on our results of operations or financial position. In addition, adjustments to our fuel surcharge levels lag changes in actual jet and diesel fuel prices paid. Therefore, our operating income could be materially affected should the spot price of fuel suddenly change by a significant amount. See "Forward-Looking Statements" for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

REPORTABLE SEGMENTS

        Our reportable operating segments are FedEx Express, FedEx Ground and FedEx Freight, each of which operates in a single line of business. Included within "Other" are the operations of FedEx Custom Critical, FedEx Trade Networks and FedEx Services. Management evaluates segment financial performance based on operating income. The sales, marketing and information technology functions of our FedEx Express and FedEx Ground reportable segments are predominantly performed at FedEx Services, which provides our customers with a single point of contact for all express and ground services. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground and FedEx Freight, and certain other costs such as corporate management fees.

FEDEX EXPRESS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues:
Package:
U.S. overnight box(1)	$1,351	$1,299	+ 4	$2,686	$2,671	+ 1
U.S. overnight envelope(2)	422	420	—	849	885	-4
U.S. deferred	624	573	+ 9	1,215	1,157	+ 5

Total U.S. domestic package revenue	2,397	2,292	+ 5	4,750	4,713	+ 1
International Priority (IP)	1,100	953	+15	2,130	1,908	+12

Total package revenue	3,497	3,245	+ 8	6,880	6,621	+ 4
Freight:
U.S.	401	363	+10	781	536	+46
International	102	99	+ 3	194	196	-1

Total freight revenue	503	462	+ 9	975	732	+33
Other	98	107	-8	177	199	- 11

Total revenues	4,098	3,814	+ 7	8,032	7,552	+ 6
Operating expenses:
Salaries and employee benefits	1,680	1,588	+ 6	3,365	3,176	+ 6
Purchased transportation	151	143	+ 6	294	286	+ 3
Rentals and landing fees	398	401	-1	778	769	+ 1
Depreciation and amortization	201	199	+ 1	401	398	+ 1
Fuel	307	258	+19	578	522	+11
Maintenance and repairs	276	230	+20	569	477	+19
Airline stabilization compensation	—	(116)	n/a	—	(116)	n/a
Intercompany charges, net	329	322	+ 2	668	656	+ 2
Other	528	480	+10	1,023	954	+ 7

Total operating expenses	3,870	3,505	+10	7,676	7,122	+ 8

Operating income	$228	$309	- 26	$356	$430	- 17

Operating margin	5.6%	8.1%		4.4%	5.7%
Package Statistics:
Average daily packages:
U.S. overnight box(1)	1,183	1,141	+ 4	1,168	1,153	+ 1
U.S. overnight envelope(2)	685	676	+ 1	683	699	-2
U.S. deferred	903	845	+ 7	874	829	+ 5

Total U.S. domestic packages	2,771	2,662	+ 4	2,725	2,681	+ 2
IP	381	338	+13	369	336	+10

Total packages	3,152	3,000	+ 5	3,094	3,017	+ 3

Revenue per package (yield):
U.S. overnight box	$18.12	$18.06	—	$18.10	$18.09	—
U.S. overnight envelope	9.79	9.87	-1	9.80	9.90	-1
U.S. deferred	10.95	10.77	+ 2	10.94	10.90	—
U.S. domestic composite	13.73	13.67	—	13.73	13.73	—
IP	45.86	44.77	+ 2	45.43	44.33	+ 2
Composite	17.61	17.17	+ 3	17.51	17.14	+ 2
Freight Statistics:
Average daily pounds:
U.S.	9,469	8,547	+11	9,215	6,416	+44
International	2,271	2,089	+ 9	2,144	2,098	+ 2

Total freight	11,740	10,636	+10	11,359	8,514	+33

Revenue per pound (yield):
U.S.	$0.67	$0.67	—	$0.67	$0.65	+ 3
International	0.71	0.75	-5	0.71	0.73	-3
Composite	0.68	0.69	-1	0.68	0.67	+ 1
(1)
The U.S. overnight box category includes packages exceeding 8 ounces in weight.

(2)
The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

FedEx Express Revenues

        During the second quarter and first half of 2003, FedEx Express total package revenues increased 8% and 4%, respectively, largely due to increased IP revenues. U.S. domestic package revenue grew 5% for the second quarter and 1% for the first half. However, comparisons for the second quarter for both U.S. domestic and U.S. outbound shipments were affected by the loss of revenue during the temporary grounding of our aircraft in 2002 and by the resulting economic decline after the terrorist attacks of September 11. Excluding this impact, we estimate that U.S. domestic package volume for the second quarter declined less than 1% from the prior year period and U.S. outbound shipments for the second quarter declined approximately 7%.

        IP revenues grew 15% on 13% volume growth during the second quarter and 12% on 10% volume growth during the first half. Asia and Europe experienced double-digit average daily volume growth during both the second quarter and first half. In response to continued growth in Asia, we have been awarded (and will utilize) incremental temporary flight authorities in Hong Kong.

        During the second quarter, shipments under our transportation agreement with the USPS, which commenced late in the first quarter of 2002, contributed to a 10% increase in U.S. freight revenues on 11% higher average daily U.S. freight pounds. In the first half, U.S. freight revenues increased 46% on 44% higher average daily U.S. freight pounds, as we benefited from a full six months of operations under our transportation contract with the USPS.

        Composite package yield in the second quarter and first half of 2003 improved slightly, despite lower fuel surcharge revenue and nominally lower average weight per package for the first half. In November, we announced a 3.5% average price increase on FedEx Express services within the U.S. and for U.S. export shipments. This increase became effective January 6, 2003.

FedEx Express Operating Income

        Operating income at FedEx Express decreased 26% during the second quarter and 17% in the first half. The decrease in operating income is attributable to higher benefits and maintenance and repair expenses, and the net impact of higher fuel costs, which increased 19% in the second quarter and 11% in the first half. Increases in fuel usage during the first half were compounded by a 12% higher average price per gallon for aircraft fuel in the second quarter and a decline in fuel surcharge revenue. After considering the impact of our fuel surcharge, fuel prices negatively affected second quarter operating income by approximately $44 million and first half operating income by approximately $56 million. At the end of the first half of the prior year, we implemented a new index for determining our fuel surcharge. Using this index, the fuel surcharge ranged between 2% and 4% in the first half of 2003, while the fuel surcharge for the majority of the first half of 2002 was 4%.

        Other operating expenses also increased in the second quarter and first half. In the prior year, reimbursements from the USPS for network expansion costs were reflected as credits to other operating expenses. These reimbursements, however, had no effect on operating income, as they represented the recovery of incremental costs incurred. Last year's second quarter results also included $17 million of income from the favorable resolution of a state sales tax matter. Partially offsetting higher operating costs during the first half was a gain, recognized in the first quarter, from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the first half.

FEDEX GROUND

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues	$863	$677	+27	$1,689	$1,301	+30
Operating expenses:
Salaries and employee benefits	161	133	+21	318	258	+23
Purchased transportation	328	260	+26	639	500	+28
Rentals	22	21	+ 5	42	37	+14
Depreciation and amortization	39	33	+18	76	63	+21
Fuel	3	1	n/a	4	3	+33
Maintenance and repairs	21	18	+17	42	36	+17
Intercompany charges	74	58	+28	164	117	+40
Other	80	73	+10	168	147	+14

Total operating expenses	728	597	+22	1,453	1,161	+25

Operating income	$135	$80	+69	$236	$140	+69

Operating margin	15.6%	11.8%		14.0%	10.8%
Average daily packages	2,281	1,826	+25	2,189	1,697	+29
Revenue per package (yield)	$6.10	$5.98	+ 2	$6.12	$6.04	+ 1

FedEx Ground Revenues

        FedEx Ground realized strong revenue growth in the second quarter and first half of 2003 due to core business growth and increasing popularity of our home delivery service. Volumes have significantly increased, with nearly one-third of the volume growth in the second quarter coming from FedEx Home Delivery. Approximately one-fourth of volume growth during the first half was attributable to FedEx Home Delivery.

        Yield at FedEx Ground slightly increased in the second quarter and first half, despite lower fuel surcharge revenue. In 2002, we implemented a new dynamic fuel surcharge that is indexed to the current price of diesel fuel. Using this index, the fuel surcharge ranged from 0.75% during most of the first half to 1.25% in November, compared to 1.25% for the entire first half of 2002.

        In November, we announced an average price increase of 3.9% on FedEx Ground services, which became effective January 6, 2003.

FedEx Ground Operating Income

        Operating income increased significantly in the second quarter and first half at FedEx Ground as a result of revenue growth, excellent productivity and continued cost management. Operating expenses in most categories increased at a lower rate than the growth in revenues. Substantial improvements have been realized in pick-up and delivery and linehaul productivity. Salaries, wages and benefits increased in the second quarter and first half due principally to increases in staffing to support volume growth and higher pension costs.

        Operating margins improved in the second quarter and first half in spite of increased intercompany charges for sales, marketing and customer support, and information technology costs in relation to revenues.

        FedEx Home Delivery became profitable in the second quarter, which was earlier than anticipated. During 2002, FedEx Home Delivery generated an operating loss of $9 million in the second quarter and $19 million in the first half. In September 2002, FedEx Home Delivery completed the build-out of its national network, enabling it to reach nearly 100% of U.S. residences, with evening, weekend and day- and time-specific delivery options, all backed by a money-back guarantee.

FEDEX FREIGHT

        The following table shows revenues, operating expenses and operating income (in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues	$547	$487	+12	$1,080	$998	+ 8
Operating expenses:
Salaries and employee benefits	317	289	+10	633	587	+ 8
Purchased transportation	18	14	+29	35	30	+17
Rentals	19	16	+19	35	32	+ 9
Depreciation and amortization	19	22	-14	40	42	-5
Fuel	22	19	+16	41	39	+ 5
Maintenance and repairs	31	22	+41	58	45	+29
Intercompany charges	3	2	+50	7	4	+75
Other	62	56	+11	127	121	+ 5

Total operating expenses	491	440	+12	976	900	+ 8

Operating income	$56	$47	+19	$104	$98	+ 6

Operating margin	10.2%	9.8%		9.6%	9.8%
Shipments per day (in thousands)	59	56	+ 5	59	57	+ 4
Weight per shipment (lbs)	1,104	1,112	-1	1,112	1,116	—
Revenue per hundredweight	$13.55	$12.55	+ 8	$13.17	$12.38	+ 6

FedEx Freight Revenues

        Revenues at FedEx Freight increased $60 million during the second quarter and $82 million in the first half of 2003, due to a combination of higher shipments and improved yields. Contributing to the increase in yield was the impact of the 5.9% general rate increase in July 2002, higher fuel surcharge revenues and additional volumes related to EZ Flyer, which is our premium priced, interregional service. The FedEx Freight fuel surcharge is tied to the "Retail on Highway Diesel Fuel Price," as published by the U.S. Department of Energy, and fluctuates weekly based on changes in the index.

FedEx Freight Operating Income

        In the second quarter, operating margins were higher compared to the prior year at FedEx Freight. Operating income increased 19% in the second quarter and 6% in the first half, in spite of higher maintenance and repairs expenses and higher salaries and employee benefits, offset by lower depreciation and amortization. Higher maintenance and repairs expenses reflect rebranding expenses. Lower depreciation and amortization reflects increased gains from the sale of operating assets in the ordinary course of business.

        FedEx Freight East and FedEx Freight West are being rebranded under the name "FedEx Freight." Rebranding expenses, primarily for tractors and trailers, were $4 million in the second quarter and $10 million for the first half. This project began in the fourth quarter of 2002 and is expected to be complete in 2005, with total rebranding costs of approximately $40 million to $45 million. These costs, which are being expensed as incurred, consist primarily of incremental external costs for rebranding tractors and trailers. The cost of the rebranding is expected to increase FedEx Freight's operating expenses by $2 million during the third quarter of 2003 and by $15 million for all of 2003.

OTHER OPERATIONS

        Other operations include FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, whose subsidiaries form a global trade services company; FedEx Services, a provider of sales, marketing, supply chain management services and IT support for FedEx Express and FedEx Ground; and certain unallocated corporate items.

        Revenues from other operations were $159 million (up 1%) in the second quarter and $311 million (down 3%) in the first half of 2003. The decrease in revenues from other operations in the six months reflects the termination of certain nonprofitable supply chain services contracts, partially offset by increased revenues at FedEx Custom Critical.

        Operating income from other operations was $8 million in the second quarter compared to a loss of $3 million in the prior year. Compared to break even operating income in the first half of the prior year, operating income from other operations was $14 million in the first half. This improvement is primarily attributable to unallocated corporate charges in the second quarter of 2002 which were subsequently allocated in the third quarter and increased earnings at FedEx Custom Critical.

FINANCIAL CONDITION

LIQUIDITY

        Cash and cash equivalents totaled $519 million at November 30, 2002, compared to $331 million at May 31, 2002. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2002	2001
Net cash provided by operating activities	$1,139	$1,064
Net cash used in investing activities	(877)	(915)

Free cash flow	262	149
Cash (used in) provided by financing activities:
Net repayments	—	(25)
Repurchase of treasury stock	(67)	(25)
Dividends paid	(30)	—
Other financing activities	23	28

Net increase in cash	$188	$127

        The $75 million increase in cash flow provided by operating activities reflects improved earnings and lower levels of required estimated tax payments, offset partially by increased funding to our pension plans.

        Cash Used for Capital Investments.    Capital expenditures during the first half were lower, primarily at FedEx Express where capital expenditures were managed to lower volumes, resulting in a 9% reduction in the first half. Approximately 70% of our capital expenditures are related to investments in business growth, while the remaining 30% represents replacement of existing capital. See "Capital Resources" below for further discussion.

        Free Cash Flow.    Cash provided by operations during the first half generated $262 million of free cash flow. We expect overall 2003 free cash flow to be positive based on continued growth of our most profitable businesses and management of working capital and capital expenditures.

        Debt Financing Activities.    We currently have $1 billion in revolving bank credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. At November 30, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. See

Note 4 of the accompanying financial statements, as well as "Contractual Cash Obligations" below, for further discussion of these credit facilities.

        Cash Used for Share Repurchases.    During the first half, we repurchased 1.275 million shares at an average price of $52.45 per share and this affected cash flows by $67 million. A total of 5.375 million shares remain under existing share repurchase authorizations. There were 550,000 treasury shares repurchased during the first half of 2002, which affected cash flows by $25 million in that period.

        Dividends.    Total dividends paid in the first six months of 2003 were $30 million. In addition, shareholders of record as of the close of business on December 12, 2002 were paid a $.05 cash dividend per share of common stock on January 2, 2003. We expect to continue quarterly dividend payments, although each subsequent dividend payment is subject to review and approval by our Board of Directors.

        Other Liquidity Information.    We will remain focused on cost containment and capital expenditure discipline so we can achieve our goal of free cash flow for 2003 and the future. We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital needs for the foreseeable future.

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

        The following table compares capital expenditures for the three- and six-month periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Aircraft and related equipment	$129	$181	$496	$402
Facilities and sort equipment	66	88	112	182
Information and technology investments	76	73	129	141
Vehicles and other equipment	81	95	151	212

Total capital expenditures	$352	$437	$888	$937

        For all of 2003, we expect capital expenditures to be approximately $1.7 billion. During the second quarter of 2003, capital expenditures were 19% lower, primarily due to lower aircraft spending. Total capital expenditures were 5% lower in the first half, even though capital expenditures on aircraft and related equipment were 23% higher due to previously contracted aircraft purchases. The majority of capital expenditures in the first half occurred during the first quarter at FedEx Express, which took delivery of eight aircraft and spent $367 million on aircraft and related equipment.

        Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make projections regarding our needed airlift capacity many years before aircraft are actually needed. We will continue to manage our capital spending based on current and anticipated volume levels, and defer or limit capital additions where economically feasible in order to maintain free cash flow.

CONTRACTUAL CASH OBLIGATIONS

        The following table sets forth a summary of our contractual cash obligations as of November 30, 2002. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year (in millions)
	2003(1)	2004	2005	2006	2007	Thereafter	Total
Amounts Reflected in Balance Sheet:
Long-term debt	$6	$275	$6	$257	$226	$835	$1,605
Capital lease obligations	5	11	11	11	11	241	290
Other Cash Obligations Not Reflected in Balance Sheet:
Operating leases	793	1,342	1,252	1,142	1,113	9,164	14,806
Unconditional purchase obligations(2)	414	379	353	297	290	2,322	4,055

Total cash obligations	$1,218	$2,007	$1,622	$1,707	$1,640	$12,562	$20,756

(1)
For the remainder of 2003

(2)
See Note 8 to the accompanying financial statements

Amounts Reflected in Balance Sheet

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements. The revolving credit agreements comprise two parts. The first part provides for $750 million through September 28, 2006. The second part is a 364-day facility providing for $250 million through September 26, 2003, that was amended and restated on September 27, 2002 to, among other things, extend the term to September 26, 2003. At November 30, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.

        On June 19, 2002, the Memphis-Shelby County Airport Authority (the "Authority") issued $96 million of its Special Facilities Revenue Refunding Bonds, Series 2002 ("Series 2002 Bonds") at par, bearing interest annually at 5.05% and maturing on September 1, 2012. The Series 2002 Bonds were issued to provide funds to refinance bonds issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds, reflected as a capital lease in long-term debt on our November 30, 2002 balance sheet and in the table above, obligate FedEx Express to make lease payments equal to principal and interest due on the bonds. FedEx Express has separately guaranteed repayment of the Series 2002 Bonds. The proceeds from the Series 2002 Bonds, along with $6 million, including accrued interest and a 2% prepayment premium, were used to refund the previously issued bonds.

        We have other commercial commitments that were incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain self-insurance programs. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with them because the liabilities for these self-insurance programs are already reflected in our balance sheet as accrued expenses and other long-term liabilities.

Other Cash Obligations Not Reflected in Balance Sheet

        The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2002. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of "off-balance sheet financing"). Certain of these operating leases were arranged using special purpose entities under terms that are considered customary in the airline industry. At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

        In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use the information disclosed in our Annual Report (and the table above) concerning the minimum lease payments required for our operating leases to calculate our debt capacity. Furthermore, our debt covenants would not be adversely affected by the capitalization of some or all of our operating leases.

        We have guarantees, amounting to $135 million at November 30, 2002, under certain operating leases for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. We do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Therefore, we have not accrued any amounts for these guarantees on our balance sheet. See Note 8 to the accompanying financial statements for additional information regarding these guarantees.

        In the future, other forms of secured financing and direct purchases may be used to obtain capital assets if we determine that it best suits our needs. We have been successful in obtaining investment capital, both domestic and international, for long-term leases on acceptable terms, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

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

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report, including those contained in "Outlook," "Liquidity" and "Capital Resources," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  significant changes in the volumes of shipments transported through our networks, the mix of services purchased by our customers or the prices we obtain for our services;

  •
  our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

  •
  the impact of any terrorist activities or international conflicts, including any military action in Iraq, on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

  •
  any impacts on our business resulting from new domestic or international government regulation;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of November 30, 2002, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during the second quarter of 2003 did not have a material effect on our results of operations for the period.

Item 4.    Controls and Procedures

        We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that our assets are adequately safeguarded and the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We perform a quarterly assessment of these procedures and controls requiring certification by all principal executive and financial management at both the operating company and corporate levels.

        Our operating companies maintain appropriate policies, procedures and systems to support the timely and accurate reporting of their financial results. Our corporate forecasting, accounting close and audit committee reporting processes form the foundation to ensure that all relevant information about our financial results is available to management. In addition, we maintain a thorough quarterly and annual financial reporting process that ensures all key members of management have direct and meaningful input into our financial disclosures.

        Our controls include the presence of an extensive internal audit function staffed by professional auditors that review the operational and financial effectiveness of internal control systems on a global basis. In addition, our control environment is evaluated on an ongoing basis by our financial management and annually by our external auditors in connection with their audit of our financial statements.

        While we believe our disclosure controls and procedures and our internal controls are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

        Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
10.1	Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express.
10.2
First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.3
Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
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
(b)
Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended November 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: January 13, 2003	/s/ JAMES S. HUDSON James S. Hudson Corporate Vice President Strategic Financial Planning & Control (Principal Accounting Officer)

CERTIFICATION

I, Frederick W. Smith, Chairman, President and Chief Executive Officer of FedEx Corporation ("registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
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

Date: January 13, 2003

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

Date: January 13, 2003

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express.
10.2
First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.3
Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

PART I. FINANCIAL INFORMATION
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX