Form 10-Q
period 2003-02-28
FEDEX CORP
filed 2003-03-21
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-15829

FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at March 14, 2003 298,340,416

FEDEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

PAGE
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets February 28, 2003 and May 31, 2002	3-4
Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7-16
Independent Accountants' Review Report	17
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	18-30
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4: Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	32
Signature	33
Certifications	34-35
Exhibit Index	E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	February 28, 2003	May 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$186	$331
Receivables, less allowances of $158 and $147	2,587	2,491
Spare parts, supplies and fuel, less allowances of $101 and $91	229	251
Deferred income taxes	433	469
Prepaid expenses and other	151	123

Total current assets	3,586	3,665
Property and Equipment, at Cost	18,554	17,576
Less accumulated depreciation and amortization	10,048	9,274

Net property and equipment	8,506	8,302
Other Assets:
Goodwill	1,063	1,063
Prepaid pension cost	1,318	411
Other	373	371

Total other assets	2,754	1,845

	$14,846	$13,812

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	February 28, 2003	May 31, 2002
	(Unaudited)
Current Liabilities:
Short-term borrowings	$200	$—
Current portion of long-term debt	281	6
Accrued salaries and employee benefits	671	739
Accounts payable	1,124	1,133
Accrued expenses	1,171	1,064

Total current liabilities	3,447	2,942
Long-Term Debt, Less Current Portion	1,526	1,800
Deferred Income Taxes	826	599
Other Liabilities:
Pension, retiree medical and other benefits	620	599
Deferred lease obligations	437	417
Deferred gains, principally related to aircraft transactions	462	484
Self-insurance accruals	425	387
Other	75	39

Total other liabilities	2,019	1,926
Commitments and Contingencies
Common Stockholders' Investment:
Common stock, $.10 par value; 800,000,000 shares authorized, 298,573,387 shares issued	30	30
Additional paid-in capital	1,106	1,144
Retained earnings	5,971	5,465
Accumulated other comprehensive loss	(38)	(53)
Treasury stock, at cost; deferred compensation and other	(41)	(41)

Total common stockholders' investment	7,028	6,545

	$14,846	$13,812

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended February 28,			Nine Months Ended February 28,
	2003		2002	2003		2002
Revenues		$5,545	$5,019		$16,657	$15,191
Operating expenses:
Salaries and employee benefits		2,464	2,246		7,293	6,713
Purchased transportation		535	442		1,602	1,351
Rentals and landing fees		452	444		1,361	1,348
Depreciation and amortization		334	341		1,011	1,019
Fuel		352	244		982	817
Maintenance and repairs		344	306		1,069	910
Airline stabilization compensation		—	(3)		—	(119)
Other		795	762		2,360	2,247

		5,276	4,782		15,678	14,286

Operating income		269	237		979	905
Other income (expense):
Interest, net		(29)	(36)		(88)	(109)
Other, net		(3)	(7)		(4)	(7)

		(32)	(43)		(92)	(116)

Income before income taxes		237	194		887	789
Provision for income taxes		90	74		337	300

Income before cumulative effect of change in accounting principle		147	120		550	489
Cumulative effect of change in accounting for goodwill, net of tax benefit of $10		—	—		—	(15)

Net income		$147	$120		$550	$474

Basic earnings per common share:
Income before cumulative effect of change in accounting principle		$.49	$.40		$1.85	$1.64
Cumulative effect of change in accounting for goodwill		—	—		—	(.05)

Basic earnings per common share		$.49	$.40		$1.85	$1.59

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle		$.49	$.39		$1.82	$1.61
Cumulative effect of change in accounting for goodwill		—	—		—	(.05)

Diluted earnings per common share		$.49	$.39		$1.82	$1.56

Dividends declared per common share	$	..10	$—	$	..15	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended February 28,
	2003	2002
Operating Activities:
Net income	$550	$474
Noncash charges (credits):
Depreciation and amortization	1,011	1,019
Other, net	236	97
Changes in operating assets and liabilities, net	(891)	(150)

Net cash provided by operating activities	906	1,440
Investing Activities:
Capital expenditures	(1,174)	(1,301)
Proceeds from asset dispositions	20	26
Other, net	—	8

Net cash used in investing activities	(1,154)	(1,267)
Financing Activities:
Proceeds from short-term borrowings	200	—
Principal payments on debt	—	(29)
Proceeds from stock issuances	40	65
Dividends paid	(45)	—
Purchase of treasury stock	(90)	(114)
Other, net	(2)	4

Net cash provided by (used in) financing activities	103	(74)

Net (decrease) increase in cash and cash equivalents	(145)	99
Cash and cash equivalents at beginning of period	331	121

Cash and cash equivalents at end of period	$186	$220

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of February 28, 2003, the consolidated results of our operations for the three-  and nine-month periods ended February 28, 2003 and 2002, and our consolidated cash flows for the nine-month periods ended February 28, 2003 and 2002. Operating results for the three-  and nine-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2003 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

        The Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. During the second and third quarters of 2002, we recognized $119 million ($3 million in the third quarter) of compensation under the Act. To date $101 million of this compensation has been received. On March 19, 2003, we learned that the Department of Transportation is now asserting an overpayment in the amount of $31.6 million and has demanded repayment. While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome and it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

        In 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations;" No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets;" and No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of these statements did not have any effect on our financial position or results of operations.

        Effective January 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Disclosure of our guarantees and indemnifications is included in Note 8.

        Effective January 1, 2003, we adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of this statement did not have any effect on our financial position or results of operations.

        We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations to measure compensation expense for stock-based compensation plans. See Note 5 for our disclosure of the assumptions underlying the pro forma calculations below. If compensation cost for stock-based compensation plans had been determined under SFAS 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three- and nine-month periods ended February 28, 2003 and 2002, assuming all options granted in 1996 and thereafter were valued using the Black-Scholes method, were as follows (in millions, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Net income:
As reported	$147	$120	$550	$474
Pro forma stock compensation expense, net of tax benefit	9	7	26	22

Pro forma	$138	$113	$524	$452

Earnings per common share:
Basic—as reported	$.49	$.40	$1.85	$1.59

Basic—pro forma	$.46	$.38	$1.76	$1.52

Diluted—as reported	$.49	$.39	$1.82	$1.56

Diluted—pro forma	$.46	$.37	$1.73	$1.49

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect adoption of this interpretation will have a material impact on our financial position or results of operations. Our VIE disclosure is included in Note 9.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

(2)
Goodwill and Other Intangible Assets

        Effective June 1, 2001, we early adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Based on our initial impairment tests, we recognized an adjustment of $25 million ($15 million or $.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill at a subsidiary of one of our nonreportable operating segments to its implied fair value. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our 2002 Statement of Income.

        The carrying amount of goodwill at February 28, 2003 and May 31, 2002 was attributable as follows: $393 million to Federal Express Corporation ("FedEx Express"); $595 million to FedEx Freight Corporation ("FedEx Freight"); and $75 million to our nonreportable operating segments.

        The components of our amortizing intangible assets follow (in millions):

	February 28, 2003		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(36)	$73	$(32)
Technology based and other	64	(34)	64	(28)

Total	$137	$(70)	$137	$(60)

        Amortization expense for intangible assets during the third quarter of 2003 was $3 million ($10 million year-to-date). Estimated amortization expense is $3 million for the remainder of 2003, $9 million for 2004 and $8 million for each of the four succeeding fiscal years.

(3)
Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended February 28,
	2003	2002
Net income	$147	$120
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes of $3 and deferred tax benefit of $1	13	(4)
Adjustment for jet fuel hedging contract charges recognized in income during the period, net of deferred taxes of $2	—	3

Comprehensive income	$160	$119

	Nine Months Ended February 28,
	2003	2002
Net income	$550	$474
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes of $5 and deferred tax benefit of $1	15	(9)
Reclassification of deferred jet fuel hedging charge upon adoption of SFAS 133, net of deferred tax benefit of $6	—	(9)
Adjustment for jet fuel hedging contract charges recognized in income during the period, net of deferred taxes of $5	—	8

Comprehensive income	$565	$464

(4)
Financing Arrangements

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and reduces the amount available under these agreements. One revolver provides for $750 million through September 28, 2006. The second is a 364-day facility providing for $250 million through September 26, 2003. At February 28, 2003, $200 million of commercial paper was outstanding and $800 million under the revolving credit agreements was available for future borrowings.

(5)
Stock Option Assumptions

        We account for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted to employees only for the excess of the market price of our common stock over the option exercise price on the date of grant. All of our options are granted at amounts equal to the fair value of our stock so no compensation expense is recorded.

        Some companies recognize compensation expense for the fair value of the option right itself. We have elected not to adopt this accounting method because it requires the use of subjective valuation models which we believe are not representative of the real value of the option to either FedEx or its employees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter. We use the Black-Scholes option pricing model to calculate the fair value of options for our pro forma disclosures. The key assumptions for this valuation method include the expected life, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. Following is a table of the key weighted average assumptions used in the option valuation calculations for the options granted in the three- and nine-month periods ended February 28, 2003 and 2002 and a discussion of our methodology for developing each of the assumptions used in the valuation model.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	34.17%	35.28%	34.92%	35.58%
Risk-free interest rate	2.98%	3.92%	4.06%	4.78%
Dividend yield	0.365%	0.000%	0.378%	0.000%

        Expected Lives.    This is the period of time over which the options granted are expected to remain outstanding. Generally, options granted have a maximum term of ten years. We examine actual stock option exercises to determine the expected life of the options. Based on this experience, our average expected option life is currently four years. The longer the expected life of the option, the higher the calculated fair value of the option.

        Expected Volatility.    Stock price volatility has a significant, direct effect on the valuation of stock options. Actual changes in the market value of our stock are used to calculate the volatility assumption. We calculate daily market value changes from the date of grant over a past period equal to the expected life of the options to determine volatility.

        Risk-Free Interest Rate.    This is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the option. The risk-free interest rate has a direct effect on the calculated fair value.

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

        During the third quarter of 2003, we made option grants of 173,428 shares at a weighted average exercise price of $54.92 per share. The weighted average Black-Scholes value of these grants under the assumptions indicated above was $16.57 per option. For the nine months ended February 28, 2003, 3.2 million shares have been granted at a weighted average exercise price of $53.30. The weighted average Black-Scholes value of these grants under the assumptions indicated above was $17.20 per option.

        Total stock options outstanding at February 28, 2003 represented 5.9% of total outstanding common shares and options.

(6) Computation of Earnings Per Share

        The calculation of basic and diluted earnings per common share for the three- and nine-month periods ended February 28, 2003 and 2002 was as follows (in millions, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Net income applicable to common stockholders	$147	$120	$550	$474

Weighted-average shares of common stock outstanding	298	298	298	298

Basic earnings per share	$.49	$.40	$1.85	$1.59

Weighted-average shares of common stock outstanding	298	298	298	298
Common equivalent shares:
Assumed exercise of outstanding dilutive options	15	17	15	16
Less shares repurchased from proceeds of assumed exercise of options	(10)	(11)	(10)	(11)

Weighted-average common and common equivalent shares	303	304	303	303

Diluted earnings per share	$.49	$.39	$1.82	$1.56

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

        The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Revenue
FedEx Express	$4,064	$3,776	$12,096	$11,328
FedEx Ground	844	668	2,533	1,968
FedEx Freight	493	440	1,573	1,438
Other	144	135	455	457

	$5,545	$5,019	$16,657	$15,191

Operating income
FedEx Express	$133	$145	$489	$575
FedEx Ground	109	69	345	209
FedEx Freight	26	20	130	117
Other	1	3	15	4

	$269	$237	$979	$905

(8) Guarantees and Indemnifications

        We adopted FIN 45 effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications we issue or modify subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. Our adoption of FIN 45 did not have a material effect on our financial position or results of operations during the third quarter.

        Substantially all of our guarantees and indemnifications were entered into prior to December 31, 2002 and have not been modified since then. Therefore, no amounts have been recognized in our financial statements for the underlying fair value of these agreements. With the exception of residual value guarantees in certain operating leases, a maximum obligation is generally not specified in our guarantees and indemnifications. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations.

        Operating Leases.    We have guarantees under certain operating leases, amounting to $134 million as of February 28, 2003, for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        Certain of our operating leases contain other indemnification obligations to the lessor, which are considered ordinary and customary (e.g., use and environmental indemnifications), the terms of which range in duration and often are not limited. Such indemnification obligations continue until and, in many cases, after expiration of the respective lease.

        Other Contracts.    In conjunction with certain transactions, primarily sales or purchases of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, tax and employee liabilities), the terms of which range in duration and often are not limited.

        Intra-Company Guarantees.    Certain of our long-term debt is guaranteed by our subsidiaries. The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission ("SEC") regulations. FedEx, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

(9) Variable Interest Entities

        FedEx Express entered into a lease in July 2001 for two MD-11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. This lease is accounted for as an operating lease. Under current accounting principles generally accepted in the United States, the assets and the related obligations are excluded from the consolidated balance sheet, and the entity is not consolidated. The original cost of the assets under the lease was approximately $150 million.

        This lease contains residual value guarantees that obligate FedEx Express, not the third party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides FedEx Express with the right to receive any residual returns of the entity if they occur. At February 28, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million (included in the $134 million operating lease residual value guarantees disclosed in Note 8). Under FIN 46, we will be required to consolidate the separate entity that owns the two MD-11 aircraft beginning September 1, 2003. Since the entity was created before February 1, 2003, we will initially measure the assets and liabilities at their carrying amounts, which is the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease. Accordingly, our long-term assets and long-term liabilities will increase by approximately $140 million at September 1, 2003. The consolidation of this VIE will not have a material effect on our results of operations.

(10) Commitments and Contingencies

        As of February 28, 2003, our purchase commitments for the remainder of 2003 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2003 (remainder)	$27	$156	$150	$333
2004	20	293	124	437
2005	—	287	84	371
2006	19	251	46	316
2007	102	175	15	292
2008	104	77	14	195
(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.
(2)
Primarily vehicles, facilities, computers, other equipment and advertising and promotions contracts.

        FedEx Express is committed to purchase four DC10s, two A300s, two A310s and ten A380s to be delivered through 2012. Deposits and progress payments of $36 million have been made toward these purchases and other planned aircraft-related transactions.

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

        The Illinois state court has approved a settlement of the Illinois fuel surcharge class action matter. Class members objecting to the settlement have appealed. The lawsuit alleges that FedEx Express imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of its contracts with customers. Under the terms of the settlement, we will issue coupons to qualifying class members toward the purchase of future FedEx Express shipping services. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. No coupons will be issued, however, pending resolution of the appeals. The ultimate cost to us under the settlement agreement will not be material.

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial in the U.S. District Court in Memphis has been set for April 2003. Pre-trial settlement discussions have not resulted in a settlement. No further pre-trial settlement discussions are scheduled.

        The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through February 28, 2003, was approximately $198 million (representing $107 million of tax and $91 million of interest). In addition, we have continued to expense these types of maintenance costs subsequent to 1998. Previously, the IRS made similar attempts to require capitalization of airframe maintenance costs. In December 2000, the IRS issued a revenue ruling, which permitted current deductions for routine airframe maintenance costs. As a result, the IRS conceded 100% of the airframe issue for 1993-1994 and we anticipate a similar result for all future years.

        We believe that our practice of expensing these types of maintenance costs is correct and consistent with industry practice and certain IRS rulings. We intend to vigorously contest the adjustments and do not believe it is probable that we will be required to pay $198 million to the IRS. Additionally, we expect to fully recover the amounts previously paid in litigation. Because the amounts in question relate solely to the timing of the income tax deduction for the above expenditures for federal income tax purposes, any adverse determination in this matter would not have an impact on our total income tax expense. Accordingly, we have not recognized any provision for the tax portion of the proposed deficiency. The income statement consequences if we do not prevail in the litigation on this matter would be for interest on the income taxes that would be payable upon assessment. The IRS has not assessed penalties on this matter. We do not expect any amounts that may ultimately be payable on this matter to be material to our financial position, results of operations or cash flows.

        FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(11) Supplemental Cash Flow Information

	Nine Months Ended February 28,
	2003	2002
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$118	$133
Income taxes	54	284
Noncash investing and financing activities:
Fair value of assets acquired under exchange agreements	1	3

        Noncash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
FedEx Corporation

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of February 28, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
March 19, 2003

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

        The key factors that affect our operating results include the volumes of shipments transported through our networks, as measured by our average daily volume; the mix of services purchased by our customers; the prices we obtain for our services, as measured by average price per shipment (yield); our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2003 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts
Three- and nine- month periods ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2003	2002		2003	2002
Revenues	$5,545	$5,019	+10	$16,657	$15,191	+10
Operating income	269	237	+14	979	905	+ 8
Operating margin	4.8%	4.7%		5.9%	6.0%
Income before cumulative effect of change in accounting for goodwill	147	120	+23	550	489	+12
Net income	147	120	+23	550	474	+16

Diluted earnings per share before cumulative effect of change in accounting for goodwill	$0.49	$0.39	+26	$1.82	$1.61	+13
Diluted earnings per share	$0.49	$0.39	+26	$1.82	$1.56	+17

        Results for the third quarter and nine months of 2003 reflect overall revenue growth, despite a sluggish economic environment. Increases in revenues were largely due to the continued substantial growth of our FedEx Ground business, increased international volumes at FedEx Express and higher revenues at FedEx Freight. During the nine months, increased U.S. freight volumes at FedEx Express also contributed to consolidated revenue growth, as we benefited from a full nine months of revenue under the transportation agreement with the U.S. Postal Service ("USPS"). Our agreement with the USPS commenced in late August 2001.

        Operating income improved on the strength of the operating performance of FedEx Ground during the third quarter and, to a lesser extent, in the nine months of 2003. Third quarter operating results were impacted by severe winter weather, which significantly decreased business shipping and increased certain operating costs, such as for snow removal and de-icing. We estimate that the severe winter storms decreased third quarter earnings by $0.04 per share. Cost control efforts at FedEx Express helped offset significant increases in pension and medical costs and higher maintenance costs. Higher net fuel costs at FedEx Express negatively affected operating income by $15 million during the third quarter and $70 million in the nine months, as fuel surcharge revenue increases were not sufficient to offset higher fuel prices.

        Although not required, we made additional contributions of $815 million to our qualified U.S. domestic pension plans during the third quarter to ensure that our pension plan assets exceed the related accumulated benefit obligations at our February 28, 2003 plan measurement date. Including the contribution we made in the second quarter, our total 2003 pension plan contributions will exceed $1 billion. Commercial paper borrowings of $200 million were necessary to finance part of the third quarter pension contributions. We expect all commercial paper borrowings to be repaid by May 31, 2003. Based on current estimates, we continue to expect to generate cash flow from operating activities in excess of cash used in investing activities for 2003.

        Net interest expense decreased 19% in the third quarter and nine months of 2003 due to lower debt levels. Our effective tax rate for the third quarter and nine months of both 2003 and 2002 was 38%, compared to 37.5% for all of 2002.

        Net income for the nine months of 2002 reflects the cumulative effect of a required accounting change for the treatment of goodwill and other intangible assets. Adoption of these new rules resulted in recognition of a $25 million ($15 million net of tax or $.05 per share) impairment charge to our recorded goodwill during the first quarter of 2002.

Airline Stabilization Compensation

        Prior year operations were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million has been received as of February 28, 2003. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized are reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        On March 19, 2003, we learned that the Department of Transportation is now asserting an overpayment in the amount of $31.6 million and has demanded repayment. While we believe that we have complied with all aspects of the Act, and that it is probable we will ultimately collect the remaining $18 million receivable, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome and it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

Outlook

        Our diverse portfolio of services has allowed us to continue to realize revenue and profit growth during a time of weak economic activity. We believe our long-term growth strategy will provide improved profits from increases in shipping by high-tech and high-value-added businesses and the globalization of the economy. Our key long-term corporate financial objective is to increase cash flow by improving our operating margin, principally at FedEx Express, and through continued growth at our FedEx Ground and FedEx Freight segments. We plan to accomplish this goal through increased volumes, continued control of discretionary spending and by matching capital expenditures to expected business levels.

        At FedEx Express, we expect operating margin improvement will require a return to consistent growth in those sectors of the U.S. economy that most use domestic express air transportation, moving increased volumes of heavier packages at higher yields and a rational pricing environment. At FedEx Ground, we expect growth in both our core business as well as our home delivery service to contribute positively to operating income in the future.

        Pension and health care costs will continue to increase over the near term. Our net pension cost for 2003 will increase by approximately $80 million due to the effects of decreased returns on pension assets and a lower discount rate used to measure our pension obligations. We now expect next year's pension cost to increase by $120-$150 million based on a continued decline in interest rates, negative asset returns and an anticipated decrease in the expected long-term rate of return on pension plan assets. Despite these increases in employee retirement costs, our retirement programs continue to be adequately funded with assets more than sufficient to meet our current obligations.

        During the third quarter we announced to our employees that we would be introducing a new pension plan option called the Portable Pension Account. Eligible employees as of May 31, 2003 will be presented a one-time option to earn their future pension benefits under a new cash balance formula. The election of this new pension formula will be entirely optional; current employees may choose to retain their traditional pension benefits. Employees will retain all benefits previously accrued, regardless of their pension option choice. Employees hired after May 31, 2003 will be enrolled in the Portable Pension Account. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material effect on 2004 results.

        As a participant in the Civil Reserve Air Fleet ("CRAF") program, the Department of Defense ("DOD") may requisition for military use certain of our wide-bodied aircraft in the event of a declared need. We would be compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year. On February 8, 2003, the DOD implemented Stage I activation of the CRAF program for passenger airlines as a part of its preparation for potential war with Iraq. To date, our participation has been confined to the flying of a limited number of charters for the DOD. If Stage I is activated for cargo carriers, we do not presently believe it would have a material effect on our operations.

        Future results will depend upon a number of factors, including the timing, speed and magnitude of the U.S. domestic economic recovery, the impact from any terrorist activities or international conflicts, including military action in Iraq, our ability to match capacity with shifting volume levels and our ability to effectively leverage our new service and growth initiatives. In addition, adjustments to our fuel surcharge levels lag changes in actual jet and diesel fuel prices paid. Therefore, our operating income could be materially affected should the spot price of fuel suddenly change by a significant amount. Moreover, we may not be able to further increase our fuel surcharge in response to rising fuel prices due to competitive pressures.

        Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may ultimately have on our results of operations. See "Forward-Looking Statements" for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Accordingly, we will evaluate any contractual guarantees or indemnifications we issue or modify and, if required, we will recognize a liability for the fair value of the obligation undertaken. The adoption of FIN 45 during the third quarter did not have a material effect on our financial position or results of operations. Disclosure of our guarantees is included in Note 8 to the accompanying financial statements.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires consolidation of a variable interest entity by the primary beneficiary of that entity and is effective immediately for any variable interest entity created after January 31, 2003. We have certain operating leases that were executed prior to January 31, 2003 using variable interest entities and, in accordance with FIN 46, we will be required to consolidate one of these entities in the second quarter of 2004. This will not have a material impact on our financial position or results of operations. See further discussion in "Financial Condition" below. Disclosure of our variable interest entities is included in Note 9 to the accompanying financial statements.

        For further discussion of recent accounting pronouncements, see Note 1 to the accompanying financial statements.

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

FEDEX EXPRESS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2003	2002		2003	2002
Revenues:
Package:
U.S. overnight box(1)	$1,355	$1,299	+ 4	$4,041	$3,970	+ 2
U.S. overnight envelope(2)	418	424	- 1	1,267	1,309	- 3
U.S. deferred	666	618	+ 8	1,881	1,775	+ 6

Total U.S. domestic package revenue	2,439	2,341	+ 4	7,189	7,054	+ 2
International Priority (IP)	1,051	899	+17	3,181	2,807	+13

Total package revenue	3,490	3,240	+ 8	10,370	9,861	+ 5
Freight:
U.S.	394	357	+10	1,175	892	+32
International	100	90	+11	294	286	+ 3

Total freight revenue	494	447	+11	1,469	1,178	+25
Other	80	89	-10	257	289	-11

Total revenues	4,064	3,776	+ 8	12,096	11,328	+ 7
Operating expenses:
Salaries and employee benefits	1,743	1,611	+ 8	5,108	4,787	+ 7
Purchased transportation	151	136	+11	445	422	+ 5
Rentals and landing fees	388	382	+ 2	1,166	1,151	+ 1
Depreciation and amortization	199	204	- 2	600	602	—
Fuel	320	226	+42	898	748	+20
Maintenance and repairs	268	242	+11	837	718	+17
Airline stabilization compensation	—	(3)	n/a	—	(119)	n/a
Intercompany charges, net	333	333	—	1,001	990	+ 1
Other	529	500	+ 6	1,552	1,454	+ 7

Total operating expenses	3,931	3,631	+ 8	11,607	10,753	+ 8

Operating income	$133	$145	- 8	$489	$575	-15

Operating margin	3.3%	3.8%		4.0%	5.1%
Package Statistics:
Average daily packages:
U.S. overnight box(1)	1,189	1,193	—	1,175	1,167	+ 1
U.S. overnight envelope(2)	662	698	- 5	676	698	- 3
U.S. deferred	977	958	+ 2	908	871	+ 4

Total U.S. domestic packages	2,828	2,849	- 1	2,759	2,736	+ 1
IP	358	332	+ 8	366	335	+ 9

Total packages	3,186	3,181	—	3,125	3,071	+ 2

Revenue per package (yield):
U.S. overnight box	$18.09	$17.56	+ 3	$18.10	$17.91	+ 1
U.S. overnight envelope	10.03	9.78	+ 3	9.87	9.86	—
U.S. deferred	10.82	10.41	+ 4	10.90	10.72	+ 2
U.S. domestic composite	13.69	13.25	+ 3	13.71	13.57	+ 1
IP	46.67	43.75	+ 7	45.83	44.14	+ 4
Composite	17.39	16.43	+ 6	17.47	16.90	+ 3
Freight Statistics:
Average daily pounds:
U.S.	9,131	8,985	+ 2	9,187	7,254	+27
International	2,183	1,989	+10	2,157	2,063	+ 5

Total freight	11,314	10,974	+ 3	11,344	9,317	+22

Revenue per pound (yield):
U.S.	$0.69	$0.64	+ 8	$0.67	$0.65	+ 3
International	0.73	0.73	—	0.72	0.73	- 1
Composite	0.69	0.66	+ 5	0.68	0.67	+ 1
(1)
The U.S. overnight box category includes packages exceeding 8 ounces in weight.
(2)
The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

FedEx Express Revenues

        FedEx Express total revenues increased in both the third quarter and nine months of 2003, largely due to increased IP revenues, particularly in Asia and Europe. During the third quarter, IP revenues grew on 8% volume growth and 7% higher yield, and during the nine months IP revenues grew on 9% volume growth and 4% higher yield. Asia experienced double-digit volume growth during both the third quarter and nine months.

        Both U.S. outbound international shipments and U.S. domestic shipments were affected in 2002 by the loss of revenue during the temporary grounding of our aircraft and by the resulting economic decline after the terrorist attacks of September 11, 2001. Year-to-date revenue comparisons were also impacted by higher U.S. freight revenues in 2003, on 27% higher average daily pounds, as we benefited from a full nine months of operations under our transportation contract with the USPS.

        Yield for U.S. domestic packages increased in the third quarter and nine months, due to higher fuel surcharge revenue and list price increases during the quarter. For U.S. domestic shipments and U.S. outbound IP shipments, an average list price increase of 3.5% became effective January 6, 2003. IP yield improvements were primarily due to exchange rate differences, increased fuel surcharges and growth in higher-yielding lanes.

        FedEx Express recently entered into the third addendum to the transportation agreement with the USPS, allowing FedEx Express to continue carrying incremental pounds of mail through May 29, 2004 at higher committed volumes than required under the original agreement.

FedEx Express Operating Income

        Operating income at FedEx Express decreased during the third quarter and nine months of 2003, despite one additional operating day in the third quarter. The decrease is attributable to higher salary and employee benefit and purchased transportation costs, higher maintenance expenses and the net impact of higher fuel costs. Higher pension and medical costs contributed to increased benefits during the third quarter and nine months. Maintenance expenses are higher, primarily due to the timing of scheduled maintenance events and increased aircraft utilization, although the increases in these expenses have abated since the first half of 2003. The growth in salary and employee benefits is expected to slow in the fourth quarter due to reduced wage increases and improved productivity, while maintenance expenses are expected to be similar to last year's levels.

        Higher net fuel costs negatively affected operating income by $15 million during the third quarter and $70 million in the nine months, as fuel surcharge revenue increases were not sufficient to fully offset higher fuel prices. Third quarter operating results were also impacted by severe winter weather, which decreased business shipping and increased certain operating costs, such as for snow removal and de-icing. Depreciation and amortization expense declined for the third quarter and nine months reflecting a trend of decreasing levels of capital spending.

        Other operating expenses also increased in the third quarter and nine months of 2003. In the prior year, reimbursements from the USPS for network expansion costs were reflected as credits to other operating expenses. These reimbursements, however, had no effect on operating income, as they represented the recovery of incremental costs incurred. Last year's results also included $17 million of income from the favorable resolution of a state sales tax matter, recognized during the second quarter of 2002. Partially offsetting higher operating costs during the nine months of 2003 was a gain from the insurance settlement on an aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income.

FEDEX GROUND

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2003	2002		2003	2002
Revenues	$844	$668	+26	$2,533	$1,968	+29
Operating expenses:
Salaries and employee benefits	158	134	+18	476	392	+21
Purchased transportation	327	258	+27	966	758	+27
Rentals	20	18	+11	62	55	+13
Depreciation and amortization	37	34	+ 9	113	97	+16
Fuel	3	1	n/a	7	3	n/a
Maintenance and repairs	22	19	+16	64	54	+19
Intercompany charges	86	60	+43	250	177	+41
Other	82	75	+ 9	250	223	+12

Total operating expenses	735	599	+23	2,188	1,759	+24

Operating income	$109	$69	+58	$345	$209	+65

Operating margin	12.9%	10.3%		13.6%	10.6%
Average daily packages	2,171	1,749	+24	2,183	1,714	+27
Revenue per package (yield)	$6.27	$6.16	+ 2	$6.17	$6.08	+ 1

FedEx Ground Revenues

        FedEx Ground realized strong revenue growth in the third quarter and nine months of 2003 due to increased volumes in both the core business and home delivery service. Yield at FedEx Ground slightly increased in the third quarter and nine months, due to an average list price increase of 3.9%, which became effective January 6, 2003. Third quarter yield was negatively affected by higher levels of discounts and lower average weight per package.

FedEx Ground Operating Income

        Operating income increased significantly in the third quarter and nine months at FedEx Ground as a result of revenue growth, excellent productivity and continued cost management. Operating margins improved in the third quarter and nine months, in spite of increased intercompany charges in relation to revenues for sales, marketing and customer support, and information technology costs. Operating expenses in most categories increased at a lower rate than the growth in revenues. Substantial improvements have been realized in pick-up and delivery and linehaul productivity. Salaries and employee benefits increased in the third quarter and nine months due to higher pension costs and increases in staffing to support volume growth. Third quarter operating results were also impacted by severe winter weather.

        The increase in operating income is also attributable to our home delivery service, which became profitable in the second quarter. In September 2002, FedEx Home Delivery completed the build-out of its national network, enabling it to reach nearly 100% of U.S. residences, with evening, weekend and day- and time-specific delivery options, all backed by a money-back guarantee. During the prior year, FedEx Home Delivery generated an operating loss of $10 million in the third quarter and $29 million in the nine months of 2002.

FEDEX FREIGHT

        The following table shows revenues, operating expenses and operating income (in millions) and selected statistics for the three- and nine-month periods ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2003	2002		2003	2002
Revenues	$493	$440	+12	$1,573	$1,438	+ 9
Operating expenses:
Salaries and employee benefits	300	275	+ 9	933	862	+ 8
Purchased transportation	15	12	+25	50	42	+19
Rentals	15	16	- 6	50	48	+ 4
Depreciation and amortization	21	23	- 9	61	65	- 6
Fuel	23	14	+64	64	53	+21
Maintenance and repairs	26	20	+30	84	65	+29
Intercompany charges	4	2	+100	11	6	+83
Other	63	58	+ 9	190	180	+ 6

Total operating expenses	467	420	+11	1,443	1,321	+ 9

Operating income	$26	$20	+30	$130	$117	+11

Operating margin	5.3%	4.4%		8.3%	8.2%
Shipments per day (in thousands)	53	53	—	57	55	+ 4
Weight per shipment (lbs)	1,110	1,108	—	1,111	1,114	—
Revenue per hundredweight	$13.59	$12.39	+10	$13.30	$12.39	+ 7

FedEx Freight Revenues

        Revenue growth at FedEx Freight during the third quarter of 2003 is due to improved yield and one additional operating day during the quarter. Shipment levels for the third quarter were flat compared to the same period in the previous year, as severe winter weather negatively affected operations during the third quarter. For the nine months, higher revenues are attributable to improved yield and volumes.

        Contributing to the increase in yield for the third quarter and nine months were additional volumes related to EZ Flyer, our premium priced, interregional freight service, higher fuel surcharge revenue and the impact of a 5.9% general rate increase in July 2002.

FedEx Freight Operating Income

        Increases in operating income at FedEx Freight in the third quarter and nine months are attributable to revenue growth and cost management. Operating margins improved in spite of higher salaries and employee benefits, fuel expenses and maintenance and repairs, offset by lower depreciation and amortization. Lower depreciation and amortization reflects increased gains from the sale of operating assets in the ordinary course of business.

        Maintenance and repairs expenses include costs associated with rebranding FedEx Freight East and FedEx Freight West under the name "FedEx Freight." Rebranding costs were $2 million in the third quarter and $12 million for the nine months. This project began in the fourth quarter of 2002 and is expected to be complete in 2005, with total rebranding costs of approximately $40 million to $45 million. These costs, which are being expensed as incurred, consist primarily of incremental external costs for rebranding tractors and trailers.

OTHER OPERATIONS

        Other operations include FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, whose subsidiaries form a global trade services company; FedEx Services, a provider of sales, marketing, supply chain management services and IT support for FedEx Express and FedEx Ground; intercompany revenue eliminations, which are not material; and certain unallocated corporate items.

        Revenues from other operations were $144 million (up 7%) in the third quarter and $455 million (down less than 1%) for the nine months of 2003. In the third quarter, a majority of the increased revenues from other operations is due to increased brokerage revenues at FedEx Trade Networks and higher yield at FedEx Custom Critical. The slight decrease in revenues in the nine months from other operations reflects the termination of certain nonprofitable supply chain services contracts, partially offset by increased revenues at FedEx Custom Critical.

        Operating income from other operations was $1 million in the third quarter compared to $3 million in the prior year. In the nine months of 2003, operating income from other operations was $15 million compared to operating income of $4 million in the prior year. The improvement in operating income in the nine months is primarily attributable to FedEx Trade Networks.

FINANCIAL CONDITION

LIQUIDITY

        Cash and cash equivalents totaled $186 million at February 28, 2003, compared to $331 million at May 31, 2002. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2003	2002
Net cash provided by operating activities	$906	$1,440
Net cash used in investing activities	(1,154)	(1,267)

	(248)	173
Cash provided by (used in) financing activities:
Proceeds from short-term borrowings	200	—
Principal payments on debt	—	(29)
Repurchase of treasury stock	(90)	(114)
Dividends paid	(45)	—
Other financing activities	38	69

Net (decrease) increase in cash	$(145)	$99

        The $534 million decrease in cash flow provided by operating activities reflects increased funding to our qualified pension plans, offset by improved earnings and lower levels of estimated federal income tax payments. Although not required, we made contributions to our qualified U.S. domestic pension plans of over $1 billion during the nine months of 2003 ($815 million during the third quarter).

        Cash Used for Capital Investments.    Year-to-date capital expenditures were 10% lower, primarily at FedEx Express where capital expenditures were managed relative to lower volumes. See "Capital Resources" below for further discussion.

        Debt Financing Activities.    Commercial paper borrowings of $200 million were necessary to finance part of the third quarter cash contribution to our qualified pension plans. We expect all commercial paper borrowings to be repaid by May 31, 2003. See "Contractual Cash Obligations" below for further discussion.

        Cash Used for Share Repurchases.    During the nine months of 2003, we repurchased 1.7 million shares at an average price of $52.87 per share and this affected cash flows by $90 million. A total of 4.95 million shares remain under existing share repurchase authorizations. We repurchased 1.8 million treasury shares during the nine months of 2002, which affected cash flows by $114 million in that period.

        Dividends.    Total dividends paid in the nine months of 2003 were $45 million. In addition, shareholders of record as of the close of business on March 10, 2003 will be paid a $.05 cash dividend per share of common stock on April 1, 2003. We expect to continue quarterly dividend payments, although each subsequent dividend payment is subject to review and approval by our Board of Directors.

        Other Liquidity Information.    We will remain focused on cost containment and capital expenditure discipline to manage our cash flow for 2003 and the future. We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital needs for the foreseeable future.

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

        The following table compares capital expenditures for the three- and nine-month periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Aircraft and related equipment	$130	$217	$626	$619
Facilities and sort equipment	66	55	177	236
Information and technology investments	61	46	191	205
Vehicles and other equipment	29	47	180	241

Total capital expenditures	$286	$365	$1,174	$1,301

        During the third quarter of 2003, capital expenditures were 22% lower, primarily due to lower aircraft spending. Year-to-date capital expenditures were 10% lower and the majority of capital expenditures in the nine months occurred at FedEx Express, which took delivery of eight aircraft during the first quarter.

        Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make commitments regarding our airlift requirements many years before aircraft are actually needed. We are closely managing our capital spending based on current and anticipated volume levels, and will defer or limit capital additions where economically feasible while continuing to invest strategically in growing business segments.

CONTRACTUAL CASH OBLIGATIONS

        The following table sets forth a summary of our contractual cash obligations as of February 28, 2003. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year (in millions)
	2003(1)	2004	2005	2006	2007	Thereafter	Total
Amounts Reflected in Balance Sheet:
Short-term borrowings	$200	$—	$—	$—	$—	$—	$200
Long-term debt	6	275	6	257	226	835	1,605
Capital lease obligations	5	11	11	11	11	241	290
Other Cash Obligations Not Reflected in Balance Sheet:
Operating leases	345	1,374	1,274	1,160	1,128	9,233	14,514
Unconditional purchase obligations(2)	333	437	371	316	292	2,324	4,073

Total cash obligations	$889	$2,097	$1,662	$1,744	$1,657	$12,633	$20,682

(1)
For the remainder of 2003
(2)
See Note 10 to the accompanying financial statements

Amounts Reflected in Balance Sheet

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements. Commercial paper borrowings of $200 million were necessary during the third quarter to finance part of the cash contribution to our qualified pension plans. We expect all commercial paper borrowings to be repaid by May 31, 2003. At February 28, 2003, $800 million under our revolving credit agreements was available for future borrowings. See Note 4 to the accompanying financial statements for further information concerning our financing arrangements.

        We have other commercial commitments that were incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain self-insurance programs. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with them because the liabilities for these self-insurance programs are already reflected in our balance sheet as accrued expenses and long-term liabilities.

Other Cash Obligations Not Reflected in Balance Sheet

        The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2003. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of "off-balance sheet financing"). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

        Credit rating agencies routinely use the information disclosed in our Annual Report (and the table above) concerning the minimum lease payments required for our operating leases to calculate our debt capacity. Furthermore, our debt covenants would not be adversely affected by the capitalization of some or all of our operating leases.

        Certain of these operating leases were arranged using variable interest entities under terms that are considered customary in the airline industry. As discussed in "New Accounting Pronouncements" above, we expect to consolidate one of these entities in the second quarter of 2004 in accordance with FIN 46. We expect the consolidation to increase our long-term assets and long-term liabilities by approximately $140 million at September 1, 2003. Consolidation will not materially affect our results of operations and our debt covenants will not be adversely affected.

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

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report, including those contained in "Outlook," "Liquidity" and "Capital Resources," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends," or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

  •
  any impacts on our business resulting from new domestic or international government regulation;

  •
  the impact of any terrorist activities or international conflicts, including military action in Iraq, on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

  •
  our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

  •
  sudden changes in fuel prices;

  •
  our ability to increase our fuel surcharge in response to rising fuel prices due to competitive pressures;

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

  •
  competition from other providers of transportation and logistics services, including our ability to compete with new or improved services offered by our competitors;

  •
  changes in customer demand patterns;

  •
  the impact of technology developments on our operations and on demand for our services;

  •
  our ability to obtain and maintain aviation rights in important international markets;

  •
  adverse weather conditions;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of February 28, 2003, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during the three- and nine-month periods ended February 28, 2003 did not have a material effect on our results of operations.

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
10.1
Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
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
(b)
Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended February 28, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: March 21, 2003	/s/ JAMES S. HUDSON JAMES S. HUDSON CORPORATE VICE PRESIDENT STRATEGIC FINANCIAL PLANNING & CONTROL (PRINCIPAL ACCOUNTING OFFICER)

CERTIFICATION

I, Frederick W. Smith, Chairman, President and Chief Executive Officer of FedEx Corporation ("registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
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

Date: March 21, 2003

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

Date: March 21, 2003

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
FEDEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS)
FEDEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
FEDEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
FEDEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
FEDEX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX