Form 10-K
period 2003-05-31
FEDEX CORP
filed 2003-07-17
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2003.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 1-15829

FEDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee (Address of Principal Executive Offices)	38120 (ZIP Code)

Registrant's telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant's most recently completed second fiscal quarter, November 29, 2002, was approximately $14.4 billion. The Registrant has no non-voting stock.

        As of July 7, 2003, 298,503,301 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with the 2003 annual meeting of stockholders to be held on September 29, 2003 are incorporated by reference in response to Part III of this Report.

TABLE OF CONTENTS

PART I

FINANCIAL STATEMENT SCHEDULE
Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1
Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2
Schedule II—Valuation and Qualifying Accounts	S-2
EXHIBITS
Exhibit Index	E-1

PART I

Item 1.    Business

Introduction

        FedEx Corporation ("FedEx") is a leading global provider of transportation, e-commerce and supply chain management services. Services offered by FedEx companies include worldwide express delivery, ground small-package delivery, less-than-truckload ("LTL") freight delivery, global logistics, supply chain management and customs brokerage, as well as trade facilitation and electronic commerce solutions. FedEx offers its integrated business solutions through a portfolio of operating companies, including:

  •
  Federal Express Corporation ("FedEx Express"). FedEx Express is the world's largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world's gross domestic product.

  •
  FedEx Ground Package System, Inc. ("FedEx Ground"). FedEx Ground is North America's second largest provider of business and residential money-back-guaranteed small-package ground delivery service. FedEx Ground provides low-cost residential delivery to nearly 100% of U.S. residences through its FedEx Home Delivery service.

  •
  FedEx Freight Corporation ("FedEx Freight"). FedEx Freight is the largest regional LTL carrier in the U.S. and the market leader in providing next-day and second-day regional LTL freight services.

  •
  FedEx Custom Critical, Inc. ("FedEx Custom Critical"). FedEx Custom Critical is North America's largest surface-expedited carrier, offering non-stop, time-specific, door-to-door delivery of time-critical and special-handling shipments within the United States, Canada and Europe.

  •
  FedEx Trade Networks, Inc. ("FedEx Trade Networks"). FedEx Trade Networks facilitates global transportation and logistics services by providing full-service customs brokerage, trade advisory services, information technology, e-clearance and air and ocean freight forwarding solutions.

  •
  FedEx Corporate Services, Inc. ("FedEx Services"). FedEx Services comprises the consolidated sales, marketing and technology support for FedEx Express and FedEx Ground and offers extensive supply chain management solutions through its FedEx Supply Chain Services, Inc. subsidiary.

        FedEx was incorporated in Delaware on October 2, 1997 to serve as the holding company parent of FedEx Express and each of our other operating companies. Through our holding company and FedEx Services, we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our services, are functions that are best coordinated across subsidiary lines. Through the use of advanced information systems that connect the FedEx companies, we make it easy and convenient for our customers to use the full range of FedEx services.

        By competing collectively under the FedEx banner, our operating companies benefit from one of the world's most recognized brands. FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool.

        Among the many reputation awards we have received since the beginning of 2003 are the following:

  •
  Ranked highest in the J.D. Power and Associates 2002 Small Package Delivery Service Business Customer Satisfaction StudySM in the categories of air, ground and international delivery services.

  •
  Received the United Way of America's 2003 "Spirit of America" Award, which honors our national corporate involvement and commitment to building better communities.

  •
  For the second consecutive year, ranked eighth on FORTUNE magazine's list of "America's Most Admired Companies" and in the top ten of FORTUNE's "World's Most Admired Companies" list.

  •
  Ranked twelfth in "corporate reputation" on The Wall Street Journal's Harris Interactive/Reputation Institute RQ Gold Survey.

  •
  Listed among FORTUNE's "100 Best Companies to Work for in America," a list that we have made every year it has been published.

  •
  Included in FORTUNE's list of the "50 Best Companies for Minorities."

  •
  Ranked highest in customer satisfaction in the University of Michigan Business School National Quality Research Center's American Customer Satisfaction IndexTM in the parcel delivery category.

        Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. It is our people—our greatest asset—that give us our strong reputation. In addition to superior physical and information networks, FedEx has the best human network anywhere, with more than 216,500 employees and contractors who will do "absolutely, positively" whatever it takes to serve our customers.

        Our Web site is located at fedex.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our Web site, as soon as reasonably practicable after they are filed with or furnished to the SEC. These and other SEC filings are available through the Investor Relations page of our Web site, the address of which is http://www.fedex.com/us/investorrelations. The information on our Web site, however, does not form part of this Report.

        For financial information concerning our reportable business segments, refer to Note 13 of the accompanying audited financial statements.

        Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

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

        While each of our subsidiaries operates independently, completely focused on the distinct needs of its market segment, we compete collectively by combining many of the functions that are related to customer communication and information management. Our collective approach also allows customers to select the right network, for the right place, and at the right price, through a single contact point. Because our subsidiaries compete collectively, we have the flexibility to provide customized delivery and logistics solutions for our customers. As an example, in June 2003, FedEx teamed up with Amazon.com to deliver the highly anticipated fifth Harry Potter book on the first day that the book became available to the public. The arrangement, which we believe is the largest distribution event to date of any single item in e-commerce, used both FedEx Home Delivery and FedEx Express services to provide special Saturday door-to-door delivery of the book to fulfill orders placed at the Amazon.com Web site. We delivered more than 400,000 copies of the book by mobilizing about 20,000 FedEx Home Delivery contractors and FedEx Express couriers, thousands of vehicles and about 130 regularly scheduled FedEx Express flights.

        FedEx Services sells and markets the full portfolio of services offered by FedEx Express and FedEx Ground and provides customer-facing solutions that meet customer needs. We speak to customers with one voice, and provide them with seamless access to our services, while allowing the operating companies to deliver their services at the lowest cost with the highest level of service. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express and FedEx Ground package tracking, customer service and invoicing information. In addition, we have combined FedEx Express and FedEx Ground shipping functionality on our FedEx® Ship Manager software and Web solutions and FedEx InsightSM Web-based application. This permits registered customers to use integrated FedEx Express and FedEx Ground shipping services and view real-time status information on inbound, outbound and third-party payor FedEx Express and FedEx Ground shipments.

        We plan to continue to leverage and extend one of our greatest assets, the FedEx brand, and to provide our customers access to an integrated set of business solutions. Our customers increasingly want a single solution that can meet all of their global transportation needs. As a result, we are pursuing a number of initiatives to continue to enhance the FedEx customer experience, including improving the capabilities of our sales professionals to address customer needs for our various services. Our goal is to provide customers with convenient, seamless access to our entire collection of express, ground, freight, logistics, supply chain, customs brokerage, trade facilitation and electronic commerce solutions.

        We manage our business as a portfolio—in the best interest of FedEx as a whole, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery and information technology networks, and service additions or enhancements on achieving the highest overall long-term return on capital. For each one of the FedEx companies, we focus on making appropriate investments in the technology and transportation assets necessary to optimize our earnings performance and cash flow. As an example of our commitment to managing collaboratively, each operating company's incentive compensation will now be tied in part to the performance of FedEx as a whole.

        Our "operate independently, compete collectively, manage collaboratively" strategy also provides flexibility in sizing our various operating companies to comport with varying macro-economic conditions and shipping demand for the market segments in which they operate. For instance, we recently initiated a $1.8 billion, six-year expansion plan at our rapidly growing FedEx Ground subsidiary, which will nearly double its daily package volume capacity from 2.5 million to 4.8 million by the end of 2009. The multi-phase plan includes the addition of 10 new central distribution hubs and the expansion of 23 existing central distribution hubs, as well as the expansion or relocation of more than 300 existing facilities. While FedEx Express international, FedEx Ground and FedEx Freight services have been growing at impressive rates, FedEx Express U.S. domestic growth rates have declined in recent periods. Accordingly, we have implemented focused strategies to decrease spending at FedEx Express by reducing aircraft orders, consolidating facilities, limiting hiring and curtailing discretionary spending, and to increase usage of FedEx Express services. In addition, we recently offered voluntary early retirement and severance programs to eligible FedEx Express employees to continue resizing the FedEx Express U.S. organization and improving our profitability.

FedEx Growth Strategy

        We have developed a strategy for growth that allows us to profit from four trends shaping the economy:

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

        Globalization. As the world's economy becomes more fully integrated, and as barriers and borders to trade continue to decrease, companies are sourcing and selling globally. With global sourcing and selling, companies have streamlined their supply chains and opened new markets. The percentage of United States gross domestic product related to international trade has increased substantially over the past 30 years and continues to grow. This, in turn, has opened multiple legs of transportation on both the in-bound "sourcing" side and the out-bound "selling" side. With customers in 214 countries, we facilitate this supply chain through our global reach, delivery services and information capabilities.

        Acceleration of the Supply Chain. A supply chain is the series of transportation and information exchanges required to convert raw materials into finished, delivered goods. The acceleration of companies' supply chains—the increase of fast-cycle logistics—is the third major trend affecting the economy. As the economy has become increasingly global, it has also become more fast-paced. Companies cannot wait weeks to source components and finished goods from around the world, especially in high-tech industries with high obsolescence rates, so companies of all sizes depend on the delivery of just-in-time inventory to help them compete faster and more efficiently. We believe that the future of logistics will, therefore, be not in operating brick-and-mortar warehouses, but in providing information-intensive services that increase the value, visibility and velocity of the goods in customers' supply chains. We have taken advantage of the move toward faster, more efficient supply chains, by helping customers substitute near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

        Growth of the Internet and E-Commerce. E-commerce is a major catalyst of the economy and remains a vital growth engine for businesses today. It makes low-cost standardized information exchange available to anyone with a personal computer, regardless of time or space. Recent projections by eMarketer, Inc. place online retail sales at $88.1 billion by calendar year 2005. We are leveraging the strength of the FedEx portfolio in the business-to-consumer market through our FedEx Home Delivery service. This service provides a money-back-guaranteed, low-cost solution to the rapidly increasing number of businesses, including e-tailers, who ship large volumes to residential customers. While consumer purchases over the Internet continue to grow, the business-to-business e-commerce marketplace is substantially larger. According to eMarketer, Inc., by calendar year 2005, total business-to-business e-commerce revenues will reach $1.3 trillion.

        While the momentum of these four macro-trends has slowed in the face of recession, the September 11, 2001 terrorist attacks, the wars in Afghanistan and Iraq and the SARS outbreak, we firmly believe these trends are irreversible and have set the stage for full economic recovery. We believe that FedEx is well positioned to capitalize on these trends, resulting in stronger long-term growth, productivity and profitability. We intend to achieve these goals by a commitment to the following five growth strategies:

  •
  Growth of Core Transportation Business. Our commitment to grow our express, ground and freight businesses is evidenced by initiatives we are carrying out with respect to each of these three segments. At FedEx Express, the successful implementation of our two agreements with the U.S. Postal Service is providing us with access to valuable locations for our drop boxes and providing more efficient and profitable utilization of our air transport network. At FedEx Ground, we are embarking on a six-year expansion plan to nearly double our daily package volume capacity, and our FedEx Home Delivery service is rapidly growing and now reaches nearly 100% of U.S. residences. At FedEx Freight, we are rebranding the two operating companies, formerly American Freightways and Viking Freight, as FedEx Freight. We expect this rebranding initiative, which is scheduled for completion in May 2005, to continue to enhance customer awareness and further solidify FedEx Freight's position as the largest regional LTL carrier in the United States.

  •
  Growth of International Business. FedEx Express already has the broadest international air cargo transportation network in the world, and it is growing. In 2003, we increased capacity on flights between Europe and Asia. In addition, we have expanded our network within Europe and Asia, where we recently added flight frequencies into Hong Kong. Looking forward to our future needs, we have agreed to purchase ten Airbus A380 aircraft. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of the FedEx Express global network later this decade. To facilitate the use of this growing network, we have strengthened our international trade consulting services and offer a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

  •
  Growth of Supply Chain Capabilities. In June 2003, we introduced FedEx Consolidated Return ServiceSM, a FedEx Ground service designed to improve our customers' supply chain efficiency and enhance the visibility of returned merchandise. This new, Web-based service is the first in the industry to provide access to a convenient network of drop-off locations, return packaging for small items and physical consolidation of multiple product returns to streamline returns processing. Meanwhile, the rebranded FedEx Freight and FedEx Trade Networks companies continue to provide customers with a fuller range of transportation services, including bundled services in cooperation with other FedEx operating companies. During 2003, FedEx Freight and FedEx Trade Networks leveraged their relationship to offer less-than-container-load ("LCL") service to and from Europe, via a new LCL service called FedEx Trade Networks Ocean TransportSM, and from Asia, via FedEx Trade Networks Ocean-Ground DistributionSM service.

  •
  Growth Through E-Commerce and Technology. We are continuously upgrading our e-commerce and technological capabilities to further FedEx as the shipper of choice for consumers. For instance, during 2003 FedEx Services and Motorola began introducing FedEx® PowerPad, a Microsoft Windows-Powered Pocket PC designed to enhance customer service by equipping FedEx Express couriers with online, near real-time, wireless access to the FedEx network. FedEx Ground handlers wear ring scanners that capture and transmit package data, which facilitates the highest level of package visibility in the ground market. As a result, we can offer FedEx InsightSM, a revolutionary

    Web-based application that offers visible current status on inbound, outbound and third-party payor shipments, to FedEx Express and FedEx Ground customers. The newly redesigned FedEx® Ship Manager@fedex.com integrates shipping and package-status tracking for both FedEx Express and FedEx Ground and supports 194 individual countries and 11 local languages.

  •
  Growth Through New Services and Alliances. We believe that business alliances, particularly overseas, are an efficient means to extend our services and networks without a large commitment of capital resources. Our alliances with the Parcels and Logistics Holding Company of the La Poste Group ("La Poste") and freight forwarder Frans Maas Groep N.V. ("Frans Maas") in Europe and our agreements with the U.S. Postal Service provide examples of how we improve profitability and extend our service levels through business alliances. The U.S. Postal Service agreements have been extremely successful. A recent amendment to the air transportation agreement allows us to continue carrying incremental pounds of mail through May 29, 2004 at higher committed volumes than required under the original agreement.

FedEx Companies

        The following describes in more detail the business of each of our principal operating companies, as well as FedEx Services:

FedEx Express

  Introduction

        FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 214 countries. FedEx Express offers time-certain delivery within one to three business days, serving markets that comprise more than 90% of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express's extensive air route authorities and transportation infrastructure, combined with its leading-edge information technologies, make it the world's largest express transportation company. FedEx Express employs more than 134,000 employees and operates approximately 53,500 drop-off locations, 643 aircraft and 48,000 vehicles and trailers in its integrated global network.

  Delivery Services

  U.S. Domestic

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

  International

        FedEx Express offers various international package and document delivery services to 214 countries, as well as international freight services. These services include: FedEx® International Next Flight, FedEx International First®, FedEx International Priority® ("IP"), FedEx International Economy®, FedEx International Priority DirectDistribution®, FedEx International Priority Plus®, FedEx International MailService®, FedEx International Priority® Freight, FedEx International Economy® Freight, FedEx International Express Freight®, FedEx International Airport-to-AirportSM, and the FedEx ExpressclearSM Electronic Customs Clearance and FedEx International Broker Select® service feature options. All services, except FedEx International Express Freight® and FedEx International Airport-to-AirportSM, are backed by FedEx Express's money-back guarantee.

        FedEx Express's super express freighter (Super X) routing offers next-business-day 10:30 a.m. express cargo service from Asia to the United States. The routing features a non-stop flight from Osaka, Japan to Memphis, Tennessee, which has made later cutoff times and shorter transit times available to markets in the South Pacific and areas in Western Japan. In addition, our customers enjoy later cutoff times and next-business-day service among 27 major Asian markets, because of our intra-Asian flights connecting through the FedEx AsiaOne® hub in Subic Bay, Philippines. During 2003, FedEx Express began utilizing recently awarded interim frequencies to Hong Kong, allowing FedEx Express to offer even greater access to Asia from the U.S. and Europe as well as within the Asia-Pacific region.

        Responding to growing demand for reduced transit times, later customer pickups and earlier deliveries in key global markets, FedEx Express reconfigured its international express transportation network during 2003. In one example of these service enhancements, FedEx Express increased its capacity for heavyweight shipments between Asia and Europe. This change enables FedEx Express to offer later cutoff times for shipments to Western Europe and earlier flight arrivals to Paris, thereby providing more extensive connectivity through the FedEx EuroOne® network to various European destinations for Asian shippers.

        FedEx Express offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. FedEx Express's international freight services may be used by customers to combine pickup, linehaul and delivery options to meet their daily business needs. The following FedEx International Priority® Freight delivery options are available for worldwide shipments: Door to Airport (DTA); Airport to Airport (ATA); Airport to Door (ATD); and Door to Door (DTD). FedEx International Priority® Freight and FedEx International Economy® Freight provide service to approximately 55 and 45 countries, respectively.

        Through an alliance with La Poste, one of the world's leading postal organizations, customers of Chronopost International, a subsidiary of La Poste, have access to the FedEx Express air network.

Additionally, FedEx customers in France and Belgium have benefited from the enhanced ground infrastructure of La Poste.

        For information regarding FedEx Express's e-shipping tools and solutions, see "FedEx Services—Shipping Management Solutions." In addition, detailed information about all of FedEx Express's delivery services can be found on the FedEx Web site at fedex.com. The information on our Web site, however, does not form part of this Report.

  U.S. Postal Service Agreements

        Under two agreements with the U.S. Postal Service that run through August 2008—one for domestic air transportation of postal shipments, and the other for placement of FedEx Drop Boxes at U.S. Post Offices:

  •
  FedEx Express provides air capacity for transportation of Priority Mail, Express Mail and First Class Mail for the U.S. Postal Service, carrying predominately unitized shipments which are pre-sorted by the Postal Service into sacks, trays, tubs or containers. The air transportation agreement took effect in August 2001 and was amended in 2003 to allow us to continue carrying incremental pounds of mail through May 29, 2004 at higher committed volumes than required under the original agreement.

  •
  FedEx Express has the option to place a self-service drop box in every U.S. Post Office location. FedEx Express began a national roll-out of the drop box program in June 2001 and, as of May 31, 2003, had placed approximately 5,000 drop boxes at U.S. Post Offices in approximately 325 metropolitan areas.

  Pricing

        FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2003, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

        FedEx Express has a dynamic fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2003 was based on the spot price for jet fuel published for April 2003. Changes to the FedEx Express fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com two weeks before the surcharge is applicable.

  Operations

        FedEx Express's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 643 aircraft, approximately 48,000 vehicles and trailers, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and FedEx Authorized ShipCenters, as well as sophisticated package tracking, billing and communications systems.

        FedEx Express's primary sorting facility, located in Memphis, serves as the center of the company's multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas.

        Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, FedEx Express operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices. FedEx Express has also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes FedEx Express's direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

        We are beginning to equip FedEx Express couriers with the new FedEx® PowerPad to provide wireless access to the FedEx network. FedEx® PowerPad, which uses Bluetooth wireless technology, enhances and accelerates the package information available to customers by enabling couriers to wirelessly send and receive near real-time information and updates from any location. Every time a package is scanned, the FedEx® PowerPad immediately uploads information into FedEx COSMOS®, FedEx Express's advanced package tracking and tracing system. FedEx COSMOS® provides proof-of-delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx Express's system. For international shipments, FedEx Express has developed FedEx ExpressclearSM, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

  Fuel Supplies and Costs

        During 2003, FedEx Express purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

        The following table sets forth FedEx Express's costs for aviation fuel and its percentage of total operating expenses for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of Total Operating Expenses
2003	$1,058	6.8%
2002	852	5.9
2001	872	5.9
2000	724	5.1
1999	468	3.6

        In 2002, FedEx Express implemented a dynamic fuel surcharge, which applies to all shipments tendered within the United States, all U.S. export shipments and shipments originating internationally, where legally and contractually possible. For a description of the dynamic fuel surcharge, see "FedEx Express—Pricing." In past years, we entered into jet fuel hedging contracts, which were designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, we made (or received) payments based on the difference between a specified price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference was recorded as an increase or decrease in fuel expense. We effectively closed our hedge positions during the fourth quarter of 2001 and did not enter into any jet fuel hedging contracts during 2002 or 2003. To date, our dynamic fuel surcharge has obviated the need for jet fuel hedging contracts.

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

        FedEx Express currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not served by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx Express to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of FedEx Express's competitors in the international market, however, are government-owned, -controlled, or -subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

  Employees

        FedEx Express is headquartered in Memphis, Tennessee. David J. Bronczek is the President and Chief Executive Officer of FedEx Express. As of May 31, 2003, FedEx Express employed approximately 86,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 19% are employed in the Memphis area. Employees of FedEx Express's international branches and subsidiaries in the aggregate represent approximately 16% of all employees. FedEx Express believes its relationship with its employees is excellent.

        FedEx Express and its pilots, who are currently represented by the Air Line Pilots Association, International ("ALPA"), have been operating under a five-year collective bargaining agreement since

May 31, 1999. The agreement provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues and limits on types of trips scheduled during certain times of the day.

        Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

FedEx Ground

  Introduction

        By maintaining a low cost structure and efficiently using information technology, FedEx Ground has become North America's second largest provider of business and residential money-back-guaranteed ground package delivery services. FedEx Ground serves customers in the small-package market in North America, focusing primarily on business and residential delivery of packages weighing up to 150 pounds. FedEx Ground provides ground service to 100% of the United States population and overnight service to approximately 92% of the United States population. Through a subsidiary, service is also provided to 100% of the Canadian population. FedEx Ground also offers service to Puerto Rico, Alaska and Hawaii via a ground/air network operation coordinated with other transportation providers.

        In 2003, FedEx Ground unveiled a $1.8 billion, six-year expansion plan to nearly double its daily package volume capacity from 2.5 million to 4.8 million by the end of 2009. The multi-phase plan includes the addition of 10 new central distribution hubs and the expansion of 23 existing central distribution hubs, as well as the expansion or relocation of more than 300 existing facilities. To meet its long-term package processing needs, FedEx Ground expects to open new hubs in the Memphis, Dallas and Cincinnati areas and in Hagerstown, Maryland by 2006. Six more new hubs will be strategically located by the end of 2009.

        Along with the continuing expansion of FedEx Ground's business-to-business service, the increasing popularity of the FedEx Home Delivery service has driven the recent growth in FedEx Ground's package volumes and financial results. In March 2000, FedEx Ground began providing its FedEx Home Delivery service, which now reaches nearly 100% of U.S. residences. To maintain a low cost structure, FedEx Home Delivery takes advantage of the FedEx Ground network for pickup, package sorting and linehaul operations. FedEx Home Delivery is the only service dedicated exclusively to meeting the delivery needs of residential customers.

        FedEx Ground provides other specialized transportation services to meet specific customer requirements in the small-package market. FedEx Ground conducts its operations primarily with 15,300 owner-operated vehicles and 17,600 company-owned trailers. Competition for high-volume, profitable business focuses largely on providing competitive pricing and dependable service. FedEx Ground provides a money-back guarantee on most ground deliveries within the continental United States.

        Detailed information about FedEx Ground's delivery services, including FedEx Home Delivery, can be found at the FedEx Web site at fedex.com. The information on our Web site, however, does not form part of this Report.

  FedEx Home Delivery

        FedEx Home Delivery is dedicated to the needs of businesses specializing in the business-to-consumer marketplace by providing unique and compelling service offerings at a low cost. With this service, we provide a money-back-guaranteed solution to the rapidly increasing number of businesses that ship large volumes to residential customers. These customers, in general, want more economical and convenient home delivery options. FedEx Home Delivery service is:

  •
  Unique, convenient and customized—FedEx Home Delivery offers a suite of service options, most of which are not offered by competitors, including extended evening delivery, Saturday delivery, and premium services, such as day-specific, signature and appointment delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and also offers a money-back guarantee.

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

  •
  A superior e-commerce solution—FedEx Home Delivery gives "e-tailers" an option that combines reliability with cost-effective ground transportation.

        FedEx Home Delivery responds to business-to-consumer demand for a better ground delivery solution for the residential market. FedEx Home Delivery introduced new ideas to business-to-consumer delivery to help retailers address mounting fulfillment challenges. This service expansion offers an economical and customized residential solution to fit the individual needs of customers. In September 2002, FedEx Home Delivery completed the build-out of its national network, enabling it to reach nearly 100% of U.S. residences.

  Pricing

        FedEx Ground periodically publishes list prices in its Service Guide for the majority of its services. In general, during 2003, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Ground location.

        FedEx Ground has a dynamic fuel surcharge, which applies to all shipments. The surcharge percentage is subject to monthly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2003 was based on the average diesel fuel price published for April 2003. Changes to the FedEx Ground fuel surcharge, calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com two weeks before the surcharge is applicable.

  Operations

        FedEx Ground uses advanced automated sorting technology to streamline the handling of approximately 2.2 million daily packages. FedEx Ground also utilizes software systems and Internet-

based applications to offer its customers new ways to connect internal package information with external delivery information. FedEx Ground provides multiple-carrier shipment tracing and proof-of-delivery signature functionality on the FedEx Web site (fedex.com). For additional information regarding FedEx Ground's e-shipping tools and solutions, such as the newly introduced FedEx Consolidated Return ServiceSM, see "FedEx Services—Shipping Management Solutions."

        Like FedEx Express, FedEx Ground utilizes a multiple hub-and-spoke sorting and distribution system. As of May 31, 2003, FedEx Ground operated 509 facilities in the U.S. and Canada. FedEx Ground is also available as a service option at many domestic FedEx Express facilities and FedEx Authorized ShipCenters.

        FedEx Ground's 27 hubs are equipped with sophisticated package-sortation technology, with average processing speeds of 17,300 packages per hour. Using overhead laser scanners, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their destination terminals for local delivery. FedEx Ground is still the only U.S. ground carrier to operate a fully automated hub network for greater efficiency and package integrity. In 2002, FedEx Ground completed implementation of an $80 million data collection system, which included the installation of on-van computers, enhanced handheld scanners for electronically capturing delivery information, wireless networks at every FedEx Ground facility and wearable ring scanners. Collectively, this technology provides customers with greater package visibility through more detailed tracking and faster delivery confirmation, including signature proof of delivery.

        To provide the FedEx Home Delivery service, FedEx Ground is leveraging its existing pickup operation and hub and linehaul network. As of May 31, 2003, FedEx Ground had 298 locations supporting the FedEx Home Delivery service. FedEx Ground plans to add more FedEx Home Delivery locations during 2004, many of which are being co-located with existing FedEx Ground facilities, which is reducing the cost of expanding the FedEx Home Delivery service.

        FedEx Ground is headquartered in Pittsburgh, Pennsylvania. Daniel J. Sullivan is the President and Chief Executive Officer of FedEx Ground, which has approximately 42,800 employees and contractors. FedEx Ground's primary competitors are UPS, Airborne Express and the U.S. Postal Service.

FedEx Freight

        FedEx Freight was established in 2001 to serve as the holding company for American Freightways and Viking Freight. In 2002, FedEx Freight began a program to rebrand its two operating companies as FedEx Freight East (formerly American Freightways) and FedEx Freight West (formerly Viking Freight). Through these two operating companies, FedEx Freight provides regional LTL freight service to virtually all U.S. ZIP Codes, including Alaska and Hawaii. Internationally, FedEx Freight serves Canada, Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation. The primary focus of FedEx Freight is LTL regional transportation, with day-definite service in one to two business days and timely and accurate shipment information. FedEx Freight also offers a premium service between all regions in the U.S., providing seamless coverage and industry-leading transit times.

        During 2003, FedEx Freight further reduced transit times in a number of regions across the U.S. in a continuing focus on fast-cycle distribution. Currently, nearly 90% of FedEx Freight shipments are delivered next- or second-business-day. FedEx Freight also has a fully integrated Web site (www.fedexfreight.fedex.com), which combines the resources of its operating company Web sites to create a one-stop LTL information source. The Web site and FedEx Freight's other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information.

        FedEx Freight provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers' time-critical needs with reduced transit times, after hours pick up or delivery, or same day delivery. One of its many service offerings is FedEx Freight EZ Flyer®, which provides fast, seamless interregional coverage throughout the continental U.S. Through its FedEx Freight Next Day PlusSM service, FedEx Freight delivers shipments via truck in selected lanes up to 900 miles by the next business day. FedEx Freight Next Day Plus is designed for businesses that are challenged to keep inventories low or to get their products to specific markets consistently ahead of the competition. FedEx Freight also has programs for customers' urgent situations that require expedited delivery.

        During 2003, FedEx Freight leveraged its relationships with other FedEx operating companies to meet the increasingly global needs of customers. In cooperation with FedEx Trade Networks and Frans Maas, a leading provider of freight forwarding and logistics services, FedEx Freight now offers LCL service to and from Europe. The U.S. inland transportation is provided by FedEx Freight, with FedEx Trade Networks coordinating the ocean portion of the move and Frans Maas handling European ocean coordination and ground transportation. FedEx Freight has also collaborated with FedEx Trade Networks and FedEx Ground to serve Asia. FedEx Trade Networks facilitates the preparation and containerization of shipments in Asia and manages the ocean portion of the service, as well as customs clearance and document preparation, while FedEx Freight and FedEx Ground handle the inland distribution transportation once shipments are cleared at U.S. container freight stations in gateway cities.

        Readers of Logistics Management and Distribution magazine voted to award FedEx Freight the "Quest for Quality Award for 2002," the seventeenth consecutive year a FedEx Freight company has received this award. In April 2003, Lowe's Home Improvement Warehouse awarded a Gold Team Award for Outstanding Service to FedEx Freight.

        As of May 31, 2003, FedEx Freight had approximately 21,800 employees operating approximately 36,000 vehicles and trailers from a network of 317 service centers. Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight's primary multiregional competitors are Con-Way Transportation Services, a subsidiary of CNF Inc., and USF Corporation.

FedEx Custom Critical

        FedEx Custom Critical, North America's largest surface-expedited carrier, offers non-stop, time-specific, door-to-door delivery of time-critical and special-handling shipments within the United States, Canada and Europe. Using a network of about 2,000 vehicles, FedEx Custom Critical provides pickup and delivery services throughout the contiguous United States and Canada and within Europe. Most shipments are picked up in less than 90 minutes after the customer places the order. Each shipper has exclusive vehicle usage, eliminating freight handling. FedEx Custom Critical continuously monitors shipments through Customer Link®, an integrated proprietary shipment control system with two-way satellite communications. Through the Shipping Toolkit feature of FedEx Custom Critical's Web site (www.fedexcustomcritical.com), customers can quote, ship, track and map shipments, as well as view and print out copies of a shipment's bill of lading, proof of delivery and invoice.

        From FedEx Custom Critical's 229 ExpressCenters, service is available 24 hours a day, 365 days a year, including weekends and holidays, at no extra cost. If at any time during transport FedEx Custom

Critical is more than 15 minutes late, both the shipper and the consignee are notified. If FedEx Custom Critical is more than two hours late on delivery, it will refund the customer 25% of the freight charges. If FedEx Custom Critical is more than four hours late on delivery, it will refund the customer 50% of the freight charges. In many cases, FedEx Custom Critical offers a faster and less expensive alternative to heavyweight airfreight. More than 96% of shipments are delivered to the customer within 15 minutes of FedEx Custom Critical's time-specific promise.

        In 2003, FedEx Custom Critical changed the name of its CharterAir® division to Air Expedite to reflect the expanded portfolio of expedited air services offered by this division. One such offering is its Point-to-Point Air-Freight Service, through which FedEx Custom Critical exclusive-use vehicles provide pickups and deliveries to customers' facilities and FedEx Express handles the airlift. Point-to-Point customers benefit from later cutoff times and earlier deliveries.

        FedEx Custom Critical's Surface Expedite division provides non-stop, door-to-door transport of critical shipments. FedEx Custom Critical's White Glove Services® division specializes in the transport of high-value products, medical and electronic equipment, tradeshow exhibits, temperature-sensitive commodities and high-security shipments. FedEx Custom Critical's Air Expedite division provides expedited air solutions to meet customers' critical delivery times. Surface Expedite, White Glove and Air Expedite services are also available through FedEx Custom Critical Europe, which is based in Maastricht, the Netherlands. With continuous monitoring of shipments, two-way satellite communications and multilingual agents and drivers, FedEx Custom Critical Europe provides expedited services almost anywhere in Europe. FedEx Custom Critical also transports antique cars, race cars and other specialty autos, as well as cars owned by collectors, sports figures and celebrities, through its Passport Transport subsidiary.

        FedEx Custom Critical is headquartered in Green, Ohio. John G. Pickard is the President and Chief Executive Officer of FedEx Custom Critical. FedEx Custom Critical has approximately 600 employees and 2,200 owner-operators. FedEx Custom Critical's primary competitors are ConWay NOW, Panther II Transportation, Menlo Worldwide Expedite!, Landstar Express America, TST Expedited Services, Yellow Exact Express and Tri-State Expedited Service.

FedEx Trade Networks

        FedEx Trade Networks provides services for international businesses and is the holding company for FedEx Trade Networks Transport & Brokerage (formerly Tower Group International, Inc.), Caribbean Transportation Services and FedEx Trade Networks Trade Services, which includes World Tariff, Limited.

        G. Edmond Clark is the President and Chief Executive Officer of FedEx Trade Networks, which is based in Memphis, Tennessee. FedEx Trade Networks' primary competitors are U.S.-based customs brokers and freight forwarders, such as UPS Freight Services (formerly Fritz Companies, Inc.), Expeditors International of Washington, Inc. and EGL, Inc. (operating under the name EGL Eagle Global Logistics).

  FedEx Trade Networks Transport & Brokerage

        FedEx Trade Networks Transport & Brokerage, formerly Tower Group, is a leading provider of international trade services, specializing in customs brokerage and international freight forwarding. Its value-added products and services include Global Trade Data, an information tool that allows customers to track and manage imports. In cooperation with other FedEx operating companies, FedEx Trade Networks offers three new bundled services: FedEx Trade Networks Ocean-Ground DistributionSM,

FedEx Trade Networks Air-Ground DistributionSM and FedEx Trade Networks Ocean Transport. FTN Transport & Brokerage expanded its customs clearance operations in 2002 by acquiring certain express customs clearance operations of Fritz Companies, Inc. These acquired operations provide customs clearance services exclusively for FedEx Express in three United States locations. FTN Transport & Brokerage has an alliance with Frans Maas, a leading European provider of international freight forwarding and logistics services, to provide door-to-door air and ocean forwarding transportation services between Europe and North America, as well as similar alliances with S-Net Freight (Holdings) Pte Ltd, an Asian airfreight forwarder, and Capital Distribution Services Group (CDS), an Asian ocean freight forwarder.

        Gerald P. Leary is the President and Chief Executive Officer of FTN Transport & Brokerage, which is based in Buffalo, New York, and has approximately 3,300 employees and 100 offices throughout North America. Offices are also maintained in major Asian markets through dedicated agents.

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

  FedEx Trade Networks Trade Services

        FTN Trade Services provides international trade consulting services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and a set of integrated international shipping resources known as Global Trade ToolsSM. Global Trade Tools gives large customers access to a set of applications, from Harmonized System (HS) classification to denied party screening, designed to streamline, automate and simplify the international shipping process for large customers who require the special capabilities of FedEx Trade Networks. When integrated into a customer's supply chain management or logistics system, Global Trade Tools provides a timely solution to previously paper-intensive and lengthy international shipping processing. With its focus on large customers, Global Trade Tools complements FedEx® Global Trade Manager, FedEx Express's Web-based application designed to help small- and medium-sized businesses.

        Through its WorldTariff subsidiary, FTN Trade Services also publishes customs duty and tax information for 118 customs territories worldwide. It continuously collects data from the world's customs authorities, then simplifies, standardizes and translates the data into English. Timely information from FTN Trade Services provides for logistics optimization and helps customers calculate the landed cost of international shipments.

        G. Edmond Clark is the President of FTN Trade Services, which is based in Memphis, Tennessee.

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

        Through FedEx Services, we provide our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. FedEx's global certification, encompassing the processes of FedEx Express, FedEx Ground and FedEx Services, enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the United States and Japan, recognize ISO standards.

        T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2003, FedEx Services had approximately 10,200 employees, including 1,200 employees at its FedEx Supply Chain Services subsidiary.

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

        The second revolution, the integration revolution, is now underway. We are enabling e-commerce by empowering businesses with integration and supply chain capabilities that give them added efficiency improvements, supply chain cost reductions, and the ability to provide better customer service. These solutions include our FedEx® Ship Manager solution suite, FedEx NetReturn® and FedEx InsightSM, a revolutionary Web-based application that offers visibility of current status on inbound, outbound and third-party payor shipments. In June 2003, we introduced FedEx Consolidated Return ServiceSM, a FedEx Ground service designed to improve our customers' supply chain efficiency and enhance the visibility of returned merchandise. This new, Web-based service links merchants directly to FedEx, giving them visible information about each returned item from the moment it is dropped off to the point of final delivery. This visibility helps merchants more accurately anticipate the delivery of returned items for greater control over returns inventory. Also, during 2003 FedEx Services and Motorola began introducing FedEx® PowerPad, a Microsoft Windows-Powered Pocket PC designed to enhance customer service by providing FedEx Express couriers with online, near real-time, wireless access to the FedEx network.

        Reflecting our emphasis on e-commerce and information technology, during 2003 our Chief Information Officer, Robert B. Carter, received CIO Magazine's "CIO 20/20 Vision Award," and FedEx received the magazine's CIO-100 award. In 2002, eWeek magazine ranked FedEx No. 2 in its annual FastTrack 500 list of leading e-business innovators. In June 2003, Wired magazine ranked FedEx No. 12 on "The Wired 40," an index of 40 companies that are "reshaping the global economy." The top-40 list recognizes companies that demonstrate five business attributes critical to success in today's high-tech, borderless world: innovation, intelligent use of new tools, strategic vision, global reach and networked communication.

  Shipping-Management Solutions

        Our comprehensive e-shipping strategy is driven by our desire for customer satisfaction. We strive to build solutions that will solve our customers' business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning Web site, along with our integration solutions.

        At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and more. During 2002, we launched MyFedEx.com, a customer portal that goes beyond simple tracking and tracing capabilities to offer personalized services for registered users. In 2003, we unveiled the first carrier-provided, online duty and tax estimator, available through FedEx® Global Trade Manager. FedEx has extended the reach of the fedex.com Web site to be accessible from most types of hand-held devices, making it faster and easier for U.S. customers to access real-time package status tracking information and to identify the nearest drop-off locations. This service is available through most Web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers.

        For the third consecutive year, fedex.com was honored with the Best Transportation Web Site award, as well as Standard of Excellence honors, at the Web Marketing Association's WebAwards held during 2003. FedEx received the Best Transportation Web Site award for FedEx InsightSM (www.fedex.com/insight) and the Standard of Excellence award for FedEx® Global Trade Manager in the international Web site category. FedEx® Global Trade Manager was also recognized by Computerworld magazine during 2002 as one of the ten most innovative information technology projects.

        Our integration solutions include FedEx® Ship Manager API and Server, FedEx NetReturn API™, FedEx NetReturn® and the new FedEx Consolidated Return ServiceSM. We design our e-commerce tools and solutions so they are easily integrated into our customers' applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms.

        The FedEx® Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. At their core, these solutions all offer time-saving shipment processing and printing capabilities, address books, reporting and tracking. The following summarizes the shipping-management solutions offered for use with FedEx Express and FedEx Ground:

  •
  FedEx® Ship Manager at fedex.com—a Web-shipping application, available to customers who have Internet connectivity and a laser printer. Customers can also arrange for package pickup, cancel shipments and track package status.

  •
  FedEx® Tracking—allows customers to track the status of FedEx Express and FedEx Ground packages, as well as FedEx Freight, FedEx Custom Critical and FedEx Trade Networks shipments, at one time through the FedEx Web site.

  •
  FedEx InsightSM—provides qualifying customers with an enhanced level of shipment visibility through a Web-based application that dramatically broadens the amount of real-time status information on inbound, outbound and third-party payor FedEx Express and FedEx Ground shipments.

  •
  FedEx® Global Trade Manager—helps customers navigate the complexities of international commerce through the FedEx Web site. Shippers can identify and prepare many of the appropriate import/export forms based on the commodity description and country of import and export. FedEx Global Trade Manager also alerts customers to restrictions on shipping certain commodities, tells whether the country of import or export is under embargo, provides information on some special licensing requirements and, through its "Estimate Duties and Taxes" application, estimates applicable governmental charges, duties and fees.

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

  •
  FedEx® Ship Manager—this shipping software provides customers with a full range of shipping functions and the speed to handle medium to high package volumes. It is ideal for mailroom and warehouse environments where shipment processing is centralized.

  •
  FedEx® Ship Manager API—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their online environments by downloading software from the Internet that will allow them to connect real time with FedEx when placing shipping orders and scheduling pickup requests.

  •
  FedEx® Ship Manager Server—software that allows for maximum speed and integration with complex business systems. Can handle extremely high speed demands. Ideal for multiple users and locations where coordination and integration are needed across a complex business supply chain and associated systems.

  •
  FedEx Certified Solution Program—allows access to other carriers and complete integration solutions through certified third-party automation solution providers.

  •
  FedEx DirectLink®—enables customers to electronically receive, manage and remit FedEx Express and FedEx Ground invoicing data.

  •
  FedEx NetReturn®—uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.

  •
  FedEx NetReturn APITM—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their order management or inventory management applications by downloading software from the Internet that provides visibility of their authorized return inventory through automated dispatching, tracking and reporting throughout the returns process.

  •
  FedEx Consolidated Return ServiceSM—Web-based FedEx Ground service that makes it easier for consumers to make merchandise returns, while providing merchants with a low-cost, streamlined return process to help differentiate their businesses, with enhanced efficiency, visibility and customer service. Helps merchants better manage their returns process and get real-time returns information to support order management and marketing efforts.

  •
  FedEx EDI Electronic Invoice and Remittance—integrates with customers' accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

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

  •
  FedExField, the home of the NFL's Washington Redskins

  •
  The FedEx Orange Bowl, host of one of college football's Bowl Championship Series games

  •
  FedExForum, the future home of the NBA's Memphis Grizzlies

  •
  The FedEx St. Jude Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children's Research Hospital

  •
  The BMW WilliamsF1 Formula One racing team

  •
  The French Open tennis tournament

  •
  The PGA TOUR and the Champions Tour golf organizations

        From time to time, FedEx also undertakes special projects that help to publicize FedEx's service, such as the delivery in April 2003 of two giant pandas from Beijing, China to their new home at the Memphis Zoo. In addition to emphasizing FedEx's reputation for fast, reliable service to and from Asia through its extensive global transportation network, this mission highlighted FedEx's ability to ship unusual items.

  FedEx Supply Chain Services

        FedEx Supply Chain Services offers an extensive range of supply chain management services, including transportation management, fulfillment and fleet services. FedEx Supply Chain Services has reorganized its business to place less emphasis on warehousing activities requiring leases and instead focus on alliance-based and information technology-sensitive business to meet the needs of its customers and to drive transportation business to the other FedEx operating companies.

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

        In April 2003, General Motors Corporation named FedEx Supply Chain Services a 2002 Supplier of the Year. This award is given annually by GM to its best global suppliers in recognition of their superior performance during the previous calendar year. This is the fifth consecutive year that GM has awarded this honor to FedEx Supply Chain Services. In addition, readers of Logistics Management and Distribution magazine voted to award FedEx Supply Chain Services the "Quest for Quality Award for 2002" in the Third-Party Logistics Providers category.

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

        The FAA's regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.

        The DOT's authority relates primarily to economic and security aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx Express's international authority permits it to carry cargo and mail from several points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner.

        On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act, which, among other things, transferred responsibility for aviation security from the FAA to the new Transportation Security Administration ("TSA") within the DOT, and ultimately, the new Department of Homeland Security. The TSA has adopted and may in the future adopt security-related regulations, including new requirements for cargo security, which could impact our air operations or otherwise increase our costs.

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

        Like other interstate motor carriers, our operations are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

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

        We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by them. We have environmental management programs to ensure compliance with these regulations.

        Customs.    Through our FedEx Trade Networks subsidiary, we provide customs brokerage and freight forwarding services. These activities are subject to regulation by the new Bureau of Customs and Border Protection (formerly the U.S. Customs Service) within the Department of Homeland Security (customs brokerage and security issues), the U.S. Federal Maritime Commission (ocean freight forwarding) and the DOT (airfreight forwarding). Our offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

Item 2.    Properties

FedEx

        FedEx does not own any material real properties. FedEx leases its corporate headquarters and administrative offices in Memphis, Tennessee.

FedEx Express

        FedEx Express's principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

  Aircraft and Vehicles

        FedEx Express's operating aircraft fleet at May 31, 2003 consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	8	34	42		155,800
Boeing MD10-30(2)	3	2	5		128,900
Boeing DC10-30	2	15	17		128,900
Boeing MD10-10(2)	19	0	19		117,800
Boeing DC10-10	44	4	48	(3)	117,800
Airbus A300-600	7	36	43		91,000
Airbus A310-200/300	35	16	51	(4)	69,800
Boeing B727-200	81	13	94		43,100
Boeing B727-100	28	0	28	(5)	31,100
Fokker F27-500	22	0	22		12,500
ATR 42-320	8	0	8		12,000
Fokker F27-600	8	0	8		11,500
Shorts 3-60	0	1	1	(6)	8,300
Cessna 208B	247	0	247		3,400
Cessna 208A	10	0	10		3,000

Total	522	121	643

(1)
Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.
(2)
The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.
(3)
Includes 13 aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(4)
Includes five aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(5)
We expect to retire five of these aircraft during 2004.
(6)
Aircraft was not in operation at May 31, 2003 and was returned to the lessor in June 2003.

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

  •
  The Fokker F27 and Cessna 208 turbo-prop aircraft are leased, and the ATR 42 turbo-prop aircraft will be leased following their passenger-to-freighter modification, to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

        An inventory of spare engines and parts is maintained for each aircraft type.

        In addition, FedEx Express "wet leases" 47 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

        At May 31, 2003, FedEx Express operated worldwide approximately 48,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

  Aircraft Purchase Commitments

        FedEx Express is committed to purchase one A300, two A310s, ten A380s and 19 ATRs to be delivered through 2012. Deposits and progress payments of $27 million have been made toward these purchases and other planned aircraft-related transactions.

        The Airbus A380 aircraft is a new high-capacity, long-range aircraft. FedEx Express will take delivery of three of the ten aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. FedEx Express also holds options for ten additional Airbus A380 aircraft.

        Also see Note 17 of the accompanying audited financial statements for more information about our purchase commitments.

  Sorting and Handling Facilities

        At May 31, 2003, FedEx Express operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2016
Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2014
Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	66	320,000	53,000	City of Oakland	2011
Metropolitan
Los Angeles, California	25	305,000	57,000	City of Los Angeles	2009
Chicago, Illinois	55	419,000	52,000	City of Chicago	2018
International
Anchorage, Alaska(2)	42	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Subic Bay, Philippines(3)	18	316,000	22,000	Subic Bay Metropolitan Authority	2007
Paris, France(4)	87	861,000	48,000	Aeroports de Paris	2029
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

        In addition to the facilities noted above, FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. FedEx Express also has a substantial presence at Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan, Dubai, United Arab Emirates, and Frankfurt, Germany.

  Administrative and Other Properties and Facilities

        The World Headquarters of FedEx Express are located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, was designed to consolidate many administrative and training functions that had previously been spread throughout the Memphis metropolitan area. The office campus brings together approximately 2,600 employees. FedEx Express also has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by FedEx Express. FedEx Express also leases approximately 50 facilities in the Memphis area for administrative offices and warehouses.

        FedEx Express leases state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas and Colorado Springs, Colorado. These facilities house FedEx Express personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx's technology and e-commerce solutions.

        FedEx Express owns or leases 679 facilities for city station operations in the United States. In addition, 198 city stations are owned or leased throughout FedEx Express's international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

        As of May 31, 2003, FedEx Express owned or leased space for 296 FedEx World Service Centers in the United States and had approximately 40,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. FedEx Express also operates stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 42 were in service at May 31, 2003. As of May 31, 2003, FedEx Express also had approximately 10,800 FedEx ShipSites and FedEx ShipCenters, which are drop-off locations situated within certain retailers, such as OfficeMax or Kinkos. Internationally, FedEx Express has approximately 2,000 drop-off locations, including 48 FedEx World Service Centers.

FedEx Ground

        FedEx Ground's corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2003, FedEx Ground operated 509 facilities, including 27 hubs. Of the 298 facilities that support the FedEx Home Delivery service, 155 are co-located with existing FedEx Ground facilities. FedEx Ground owns 47 operational facilities (23 of which are hubs) and leases another 462, generally for terms of five years or less. The 27 hub facilities are strategically located to cover the geographic area served by FedEx Ground. These facilities average 191,000 square feet and range in size from 31,000 to 411,000 square feet. FedEx Ground Package System, Ltd., FedEx Ground's subsidiary operating in Canada, operates 15 facilities, 3 of which are hubs.

FedEx Freight

        FedEx Freight's corporate headquarters are located in Memphis, Tennessee in leased facilities. FedEx Freight also has administrative offices located in Harrison, Arkansas and San Jose, California. FedEx Freight operates service centers that are strategically located to provide service to virtually all U.S. ZIP Codes. As of May 31, 2003, FedEx Freight operated 317 service centers, 159 of which are owned. These facilities range in size from 600 to 220,400 square feet of office and dock space, and are located on sites ranging from 0.11 to 130 acres.

FedEx Custom Critical

        In May 2003, FedEx Custom Critical relocated its corporate headquarters to a new 262,230 square-foot leased facility in Green, Ohio. FedEx Custom Critical does not use terminal facilities in its business.

FedEx Trade Networks

        FedEx Trade Networks' corporate headquarters are located in Memphis, Tennessee in leased facilities. FedEx Trade Networks Transport & Brokerage's corporate headquarters are located in Buffalo, New York in owned facilities. FedEx Trade Networks Transport & Brokerage also has over 100 owned or leased offices throughout North America. Caribbean Transportation Services' headquarters are located in Greensboro, North Carolina in leased facilities. FedEx Trade Networks Trade Services' corporate headquarters are located in Memphis, Tennessee in leased facilities.

FedEx Services

        FedEx Services occupies a leased office campus in Collierville, Tennessee for its information technology and telecommunications division. FedEx Supply Chain Services' headquarters are located in Memphis, Tennessee and it has administrative offices in Hudson, Ohio. Both of these facilities are leased.

Item 3.    Legal Proceedings

        FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect FedEx's financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman, President and Chief Executive Officer	58	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.
David J. Bronczek President and Chief Executive Officer, FedEx Express	49
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
Robert B. Carter Executive Vice President and Chief Information Officer	44
		Executive Vice President and Chief Information Officer of FedEx since June 2000; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President—Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director—Systems Development of FedEx Express from April 1993 to September 1993.
Douglas G. Duncan President and Chief Executive Officer, FedEx Freight	52
		President and Chief Executive Officer of FedEx Freight since February 2001; President and Chief Executive Officer of Viking Freight from November 1998 to February 2001; Senior Vice President—Sales and Marketing of Viking Freight from 1996 to November 1998; Vice President—Sales and Marketing of Caliber System, Inc. ("Caliber") from 1995 to 1996; various positions with Roadway Express, Inc., including Vice President—Sales, from 1976 to 1995.

Name and Office	Age	Positions and Offices Held and Business Experience
T. Michael Glenn Executive Vice President—Market Development and Corporate Communications	47	Executive Vice President—Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President—Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President—Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President —Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President—Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President—Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985.
Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	49
		Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Kimball International, Inc., a furniture and electronic components manufacturer, as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.
Kenneth R. Masterson Executive Vice President, General Counsel and Secretary	59
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

Name and Office	Age	Positions and Offices Held and Business Experience
Daniel J. Sullivan President and Chief Executive Officer, FedEx Ground	57	President and Chief Executive Officer of FedEx Ground since January 1998; Chairman, President and Chief Executive Officer of Caliber from January 1996 to January 1998; Chairman, President and Chief Executive Officer of Roadway Services, Inc. ("Roadway") from October 1995 to January 1996; President and Chief Executive Officer of Roadway from August 1995 to October 1995; President and Chief Operating Officer of Roadway from January 1994 to August 1995; Senior Vice President and President of National Carrier Group of Roadway during 1993; Vice President and President—National Carrier Group of Roadway during 1992; Vice President and Group Executive of Roadway from July 1990 through 1991; and President of RPS, Inc. through June 1990. Mr. Sullivan serves as a director of Computer Task Group, Incorporated, a provider of information technology application management, consulting, software development and integration and staffing solutions.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        FedEx's common stock is listed on the New York Stock Exchange under the symbol "FDX." As of July 7, 2003, there were 17,459 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2002
First Quarter	$43.58	$35.99	—
Second Quarter	47.50	33.15	—
Third Quarter	58.91	45.13	—
Fourth Quarter	61.35	49.85	—
Fiscal Year Ended May 31, 2003
First Quarter	$57.25	$43.71	$0.05
Second Quarter	56.24	42.75	0.05
Third Quarter	58.60	47.70	0.05
Fourth Quarter	64.35	48.18	0.05

        FedEx paid its first cash dividend on July 8, 2002 and has paid a cash dividend of $0.05 per share of common stock each subsequent quarter, including on July 1, 2003. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

        There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

Item 6.    Selected Financial Data

        The following table sets forth certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2003. This information should be read in conjunction with the Consolidated Financial Statements, Management's Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere herein.

	2003	2002	2001(1)		2000	1999
	In millions, except per share amounts and other operating data
Operating Results
Revenues	$22,487	$20,607	$19,629		$18,257	$16,773
Operating income	1,471	1,321	1,071	(2)	1,221	1,163
Income from continuing operations before income taxes	1,338	1,160	927		1,138	1,061
Income from continuing operations before cumulative effect of change in accounting principle	830	725	584		688	631
Cumulative effect of change in accounting for goodwill(3)	—	(15)	—		—	—

Net income	$830	$710	$584		$688	$631

Per Share Data
Earnings per share:
Basic:
Income before cumulative effect of change in accounting principle	$2.79	$2.43	$2.02		$2.36	$2.13
Cumulative effect of change in accounting for goodwill(3)	—	(0.05)	—		—	—

	$2.79	$2.38	$2.02		$2.36	$2.13

Assuming dilution:
Income before cumulative effect of change in accounting principle	$2.74	$2.39	$1.99		$2.32	$2.10
Cumulative effect of change in accounting for goodwill(3)	—	(0.05)	—		—	—

	$2.74	$2.34	$1.99		$2.32	$2.10

Average shares of common stock outstanding	298	298	289		292	296
Average common and common equivalent shares outstanding	303	303	293		296	301
Cash dividends declared	$0.15	$0.05	—		—	—
Financial Position
Property and equipment, net	$8,700	$8,302	$8,100		$7,084	$6,559
Total assets	15,385	13,812	13,392		11,527	10,648
Long-term debt, less current portion	1,709	1,800	1,900		1,776	1,360
Common stockholders' investment	7,288	6,545	5,900		4,785	4,664
Other Operating Data
FedEx Express aircraft fleet	643	647	640		663	634
Average full-time equivalent employees and contractors	190,918	184,953	176,960		163,324	156,386
(1)
Results for 2001 include the financial results of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes).
(2)
Asset impairment charges of $102 million ($65 million, net of tax) at FedEx Express and reorganization costs of $22 million ($14 million, net of tax) at FedEx Supply Chain Services were recorded in 2001. See Notes 19 and 21 of the accompanying audited financial statements.
(3)
Results for 2002 reflect our adoption of SFAS 142, "Goodwill and Other Intangible Assets." We recognized an adjustment of $25 million ($15 million or $0.05 per share, net of tax) to reduce the carrying value of certain goodwill to its implied fair value. See Note 4 of the accompanying audited financial statements.

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

        FedEx is one of the largest transportation companies in the world. Our business strategy is to offer a portfolio of transportation services through our independently operated business units. These business units are primarily represented by our reportable operating segments: FedEx Express, the world's largest express transportation company; FedEx Ground, North America's second largest provider of small-package ground delivery service; and FedEx Freight, the largest U.S. provider of regional less-than-truckload ("LTL") freight services. Our diversified portfolio of services has allowed FedEx to continue to generate revenue and earnings growth during challenging economic times.

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

        Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2003 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

        The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the years ended May 31:

					Percent Change
	2003	2002		2001(1)	2003/ 2002	2002/ 2001
Revenues	$22,487	$20,607		$19,629	+9	+5
Operating income	$1,471	$1,321		$1,071	+11	+23
Operating margin	6.5%	6.4%		5.5%
Net income	$830	$710	(2)	$584	+17	+22
Diluted earnings per share	$2.74	$2.34		$1.99	+17	+18
(1)
Results for 2001 include noncash charges of $102 million for impairment of certain assets related to aircraft programs at FedEx Express and a $22 million reorganization charge at FedEx Supply Chain Services. These charges were $78 million after tax or $0.27 per diluted share. See Notes 19 and 21 to the accompanying audited financial statements.

(2)
Results for 2002 reflect our adoption of SFAS 142, "Goodwill and Other Intangible Assets." We recognized an adjustment of $25 million ($15 million or $0.05 per share, net of tax) to reduce the carrying value of certain goodwill to its implied fair value. See Note 4 to the accompanying audited financial statements.

        Revenue growth during 2003 was attributable to the continued substantial growth of our FedEx Ground business, increased international volumes at FedEx Express and higher revenues at FedEx Freight. Increased U.S. freight volumes at FedEx Express also contributed to consolidated revenue growth, as we benefited from a full twelve months of revenue under the transportation agreement with the U.S. Postal Service ("USPS"), which commenced in late August 2001. During 2002, revenue growth reflected a 21% increase at FedEx Ground and increased U.S. freight volumes from the USPS agreement. In 2002, volume levels in our FedEx Express U.S. domestic and international package services declined as a result of weakness in the U.S. and global economies (particularly in the manufacturing and wholesale sectors) and the impact of the September 11, 2001 terrorist attacks.

        Operating income increased 11% in 2003 as FedEx Ground improved its operating margin to 14.5%, which more than offset a decline in the operating margin at FedEx Express. The sluggish economy, combined with significant increases in pension and healthcare costs and higher maintenance expenses, reduced profitability at FedEx Express in 2003 despite continued cost control efforts. Variable compensation declined in 2003 based on below-plan performance at FedEx Express. During 2002, operating income increased 23%, largely due to the contributions of FedEx Ground and FedEx Freight, and the fact that 2001 included approximately $124 million in noncash charges (discussed below). Discretionary spending (such as professional fees and travel-related expenses) stayed relatively flat in 2003, as cost control remained a focus. During 2002, discretionary spending was approximately $108 million lower.

        Pension costs were approximately $80 million higher in 2003 on top of a $90 million increase in 2002, due principally to lower discount rates and decreased returns on pension plan assets. Although not required, we made additional contributions exceeding $1 billion to our qualified U.S. domestic pension plans during 2003 to ensure that our pension plan assets exceeded the related accumulated benefit obligations at our February 28, 2003 plan measurement date.

        During 2002, we implemented new indices for calculating fuel surcharges at FedEx Express and FedEx Ground, which more closely link the surcharges to prevailing market prices for jet and diesel fuel. Higher net fuel costs negatively affected operating income during 2003, as fuel surcharge revenue increases did not keep pace with rising fuel prices. Although still negative for the year, the net impact of higher fuel prices on 2003 earnings was mitigated during the fourth quarter as fuel prices declined faster than the decrease in fuel surcharge revenue. Lower fuel prices during 2002 had a positive impact on operating expenses; however, declines in fuel surcharge revenue more than offset the impact of lower fuel prices on operating income. We effectively closed jet fuel hedging contracts at the end of 2001 by entering into offsetting contracts. The maturity of these contracts increased 2002 fuel costs by approximately $15 million.

        During 2001, as a result of lower U.S. domestic volumes at FedEx Express and lower capacity growth forecasts, we committed to eliminate certain excess aircraft capacity related to our MD10 program (which upgrades and modifies our older DC10 aircraft to make them more compatible with our newer MD11 aircraft). By curtailing the MD10 program, we eliminated significant future capital expenditures through 2008. During 2001, we also took actions to reorganize our FedEx Supply Chain Services subsidiary to eliminate certain unprofitable, non-strategic logistics business and reduce its overhead. In addition, due to the bankruptcy of Ayres Corporation, we wrote off deposits and related items in 2001 in connection with the Ayres ALM200 aircraft program. Following is a summary of these pretax charges (in millions):

Impairment of certain assets related to the MD10 aircraft program	$93
Strategic realignment of logistics subsidiary	22
Ayres program write-off	9

Total	$124

        Results for 2002 were favorably affected by approximately $12 million, related to the charges above, based on actual outcomes as compared to the original estimates. No material amounts remained on our balance sheet for these items at the end of 2002.

        The performance of FedEx Ground and revenue growth from FedEx Freight East (which was acquired in the third quarter of 2001) contributed to improved net income for 2003 and 2002, but was mitigated by continued softness in U.S. domestic package volumes at FedEx Express over the last two fiscal years. Results for 2002 also reflect the cessation of $36 million of goodwill amortization, as required under the new accounting rules for goodwill adopted June 1, 2001, that would have been recorded in operating expenses. Goodwill amortization expense was $26 million for 2001.

Other Income and Expense and Income Taxes

        Net interest expense was 15% lower in 2003 due to reduced borrowings. In 2002, net interest expense was slightly lower, as we utilized available cash to reduce debt balances during the year (see "Financial Condition"). In 2002, other nonoperating expenses included losses of approximately $17 million from the early retirement of debt assumed in the FedEx Freight East acquisition and the refinancing of certain capital lease obligations.

        Our effective tax rate was 38.0% in 2003, 37.5% in 2002 and 37.0% in 2001. The 38.0% effective tax rate in 2003 was higher due to lower state taxes in 2002. The 37.5% effective tax rate in 2002 was higher than the 2001 effective rate, primarily due to the utilization of excess foreign tax credits in 2001. The 2002 rate was favorably impacted by the cessation of goodwill amortization and by several other factors, none of which were individually significant. The effective tax rate exceeds the statutory U.S. federal tax rate primarily because of state income taxes. For 2004, we expect the effective tax rate to be approximately 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Airline Stabilization Compensation

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million has been received as of May 31, 2003. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review of this determination. We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur.

Cost Savings Initiatives

        On June 2, 2003, FedEx Express announced it will offer voluntary early retirement and severance programs during 2004 to continue resizing the FedEx Express U.S. organization and improving profitability. The first program will offer voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, to certain groups of employees who are age 50 or older. The second program will offer voluntary severance incentives to eligible employees. Both programs are limited to eligible U.S. salaried staff employees and managers at FedEx Express.

        Depending on employee acceptance rates, the pretax charge for these programs is estimated to be $230 million to $290 million in 2004, with most of the charge to be incurred in the first half of the year. Approximately one-third of the pretax charge will be cash. The remainder of the costs relate primarily to pension and postretirement healthcare liabilities. The cost of these programs will be reflected as a separate component of operating expenses. The estimated savings from these programs are expected to be $100 million to $130 million in 2004, primarily in the second half of the year. Thus, the net cost of these programs in 2004 is expected to be $130 million to $160 million. In 2005 and beyond, the estimated annual savings from these programs are expected to be $150 million to $190 million. The savings from these programs will be reflected primarily in lower ongoing salaries, wages and benefit costs.

        Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, particularly at FedEx Express, while maintaining our industry-leading service levels. We have significantly decreased capital expenditures by reducing aircraft orders, consolidating facilities and discontinuing low-value programs. The voluntary early retirement and severance programs are another step in this ongoing process of reducing our cost structure in order to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.

Outlook

        During 2004, we expect the U.S. economy to remain sluggish at least through our first quarter, with year-over-year economic improvement expected to be evident in our second half results. We believe the fundamentals for domestic economic acceleration in the U.S. economy are in place, including supportive conditions in the overall financial markets, the recently approved tax stimulus package, continued accommodative monetary policy and improved consumer confidence. Our management teams are focusing on sizing our network for current economic conditions, improving our service offerings, enhancing the customer experience and positioning FedEx to take full advantage of an economic recovery. We continue to believe we are well positioned for long-term growth when the economy, particularly the manufacturing and wholesale sectors, recovers and experiences sustained growth.

        For 2004, we anticipate revenue and volume growth in all segments if our expectations of a sustained economic recovery during the second half of 2004 are realized. Our revenue growth strategies will leverage our "compete collectively" philosophy. FedEx Ground will continue its six-year expansion plan and FedEx Freight will continue to enhance its portfolio of services.

        Increasing pension and healthcare expenses, as well as the net costs of our voluntary early retirement and severance programs, will negatively impact operating margins during 2004. We expect our net pension cost for 2004 will increase by approximately $115 million based on a continued decline in interest rates, negative asset returns and a decrease in the expected long-term rate of return on pension plan assets from 10.10% to 9.10%. Despite these increases in employee retirement costs, our retirement programs continue to be adequately funded with assets more than sufficient to meet our current obligations. See further discussion in "Critical Accounting Policies."

        During 2003, we announced to our employees that the FedEx Corporation Employees' Pension Plan would be amended to add a cash balance feature, which we call the Portable Pension Account. Eligible employees as of May 31, 2003 may make a one-time election to accrue future pension benefits under either the new cash balance formula or the traditional pension benefit formula. This election is entirely optional. In either case, employees will retain all benefits previously accrued under the traditional pension benefit formula and will continue to receive the benefit of future salary increases on benefits accrued as of May 31, 2003. Eligible employees hired after May 31, 2003 will participate in the Portable Pension Account. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material effect on 2004 results.

        We believe our long-term growth strategy will provide improved profits from increases in shipping by high-tech and high-value-added businesses and the globalization of the economy. Our long-term corporate financial objectives are to increase cash flow and financial returns by improving our operating margin, principally at FedEx Express, and through continued growth at our FedEx Ground and FedEx Freight segments. We plan to accomplish this goal by increasing volumes and by matching our cost structure and capital expenditures to expected business levels. At FedEx Express, we expect operating margin improvement will require a return to consistent growth in those sectors of the U.S. economy that most use domestic express air transportation. Margin growth will also depend on increasing volumes of heavier packages at higher yields and a rational pricing environment.

        Future results will depend upon a number of factors, including the timing, speed and magnitude of the U.S. domestic economic recovery, the extent to which eligible employees participate in our voluntary early retirement and severance programs, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels and our ability to effectively leverage our new service and growth initiatives. In addition, adjustments to our fuel surcharges lag changes in actual jet and diesel fuel prices paid. Therefore, our operating income could be materially affected should the spot price of fuel suddenly change by a significant amount or should we be unable to further increase our fuel surcharge in response to rising fuel prices due to competitive pressures.

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

Seasonality of Business

        Our express package and freight businesses are seasonal in nature. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically exhibited lower volumes relative to other periods.

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

NEW ACCOUNTING PRONOUNCEMENTS

        A number of new accounting pronouncements were enacted during 2003, mostly in connection with attempts to improve the transparency of financial reporting. None of these new pronouncements had a material effect on our financial position or results of operations during 2003. See Note 2 to the accompanying audited financial statements for discussion of these recent accounting pronouncements.

REPORTABLE SEGMENTS

        Our reportable operating segments are FedEx Express, FedEx Ground and FedEx Freight, each of which operates in a single line of business. Included within "Other" are the operations of FedEx Custom Critical, FedEx Trade Networks and FedEx Services. "Other" also includes certain unallocated corporate items and eliminations. Management evaluates segment financial performance based on operating income. FedEx Services provides the customer-facing sales, marketing and information technology functions, primarily for our FedEx Express and FedEx Ground reportable segments. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground and FedEx Freight, and certain other costs such as corporate management fees. In addition, "Intercompany charges" also includes allocated charges to our operating companies for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services. See Note 13 to the accompanying audited financial statements for further discussion of our reportable segments.

FEDEX EXPRESS

        The following table compares revenues, operating expenses and operating income and margin (dollars in millions) and selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2003	2002	2001	2003/ 2002	2002/ 2001
Revenues:
Package:
U.S. overnight box	$5,432	$5,338	$5,830	+ 2	- 8
U.S. overnight envelope	1,715	1,755	1,871	- 2	- 6
U.S. deferred	2,510	2,383	2,492	+ 5	- 4

Total U.S. domestic package revenue	9,657	9,476	10,193	+ 2	- 7
International Priority (IP)	4,367	3,834	3,940	+14	- 3

Total package revenue	14,024	13,310	14,133	+ 5	- 6
Freight:
U.S.	1,564	1,273	651	+23	+96
International	400	384	424	+ 4	- 9

Total freight revenue	1,964	1,657	1,075	+19	+54
Other	363	360	326	+ 1	+10

Total revenues	16,351	15,327	15,534	+ 7	- 1
Operating expenses:
Salaries and employee benefits	6,855	6,467	6,301	+ 6	+ 3
Purchased transportation	608	562	584	+ 8	- 4
Rentals and landing fees	1,548	1,524	1,419	+ 2	+ 7
Depreciation and amortization	801	806	797	- 1	+ 1
Fuel	1,231	1,009	1,063	+22	- 5
Maintenance and repairs	1,084	980	968	+11	+ 1
Airline stabilization compensation	—	(119)	—	n/a	n/a
Intercompany charges	1,347	1,332	1,317	+ 1	+ 1
Other(1)	2,091	1,955	2,238	+ 7	-13

Total operating expenses	15,565	14,516	14,687	+ 7	- 1

Operating income	$786	$811	$847	- 3	- 4

Operating margin	4.8%	5.3%	5.5%
Package statistics:
Average daily package volume (ADV):
U.S. overnight box	1,176	1,170	1,264	+ 1	- 7
U.S. overnight envelope	679	699	757	- 3	- 8
U.S. deferred	897	868	899	+ 3	- 3

Total U.S. domestic ADV	2,752	2,737	2,920	+ 1	- 6
IP	369	340	346	+ 9	- 2

Total ADV	3,121	3,077	3,266	+ 1	- 6

Revenue per package (yield):
U.S. overnight box	$18.18	$17.90	$18.09	+ 2	- 1
U.S. overnight envelope	9.95	9.84	9.69	+ 1	+ 2
U.S. deferred	11.02	10.77	10.87	+ 2	- 1
U.S. domestic composite	13.82	13.58	13.69	+ 2	- 1
IP	46.59	44.16	44.70	+ 6	- 1
Composite package yield	17.69	16.96	16.97	+ 4	—
Freight statistics:
Average daily freight pounds:
U.S.	8,969	7,736	4,337	+16	+78
International	2,174	2,082	2,208	+ 4	- 6

Total average daily freight pounds	11,143	9,818	6,545	+13	+50

Revenue per pound (yield):
U.S.	$.69	$.65	$.59	+ 6	+10
International	.72	.72	.75	—	- 4
Composite freight yield	.69	.66	.64	+ 5	+ 3
(1)
2001 includes a $93 million charge for impairment of the MD10 aircraft program and a $9 million charge for the Ayres program write-off.

FedEx Express Revenues

        FedEx Express total revenues increased 7% in 2003, largely due to increased IP and U.S. freight revenues. Year-over-year revenue comparisons reflect the impact in 2002 of the terrorist attacks on September 11, 2001, which adversely affected both U.S. outbound international shipments and U.S. domestic shipments, and the economic decline that began in calendar 2001. Higher U.S. freight revenues from increased average daily pounds during 2003 also affected year-over-year revenue comparisons, as we benefited from a full twelve months of operations and higher shipping levels under our transportation contract with the USPS.

        During 2003, total package revenue increased 5%, due to increases in IP volumes and yield. IP volume growth occurred predominantly in Asia and Europe, which experienced average daily volume growth rates of 21% and 11%, respectively, during 2003. In the United States, package revenue increased 2% in 2003 due to higher yield and volumes in the U.S. deferred and U.S. overnight box categories. Total average daily package volumes for 2003 were at levels experienced in 1998. Average daily volumes decreased during 2002 in virtually all package categories, resulting in a 6% decrease in total package revenue. While IP volumes decreased 2% in 2002, principally due to a decline in U.S. outbound shipments, the European and Asian markets positively impacted IP volumes. For 2002, FedEx Express experienced IP average daily volume growth rates of 15% and 5% in the European and Asian markets, respectively.

        Yields at FedEx Express increased in 2003 in nearly all service categories and composite average weight per package was flat. The increase in U.S. domestic package yield during 2003 was due to higher fuel surcharge revenue and average list price increases. For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 3.5% became effective January 6, 2003. IP yield improvements during 2003 were due to favorable exchange rate differences, increased fuel surcharge revenue and growth in higher-yielding lanes. Package yields in 2002 were slightly lower in virtually all service categories due to a decrease in average weight per package and a decline in fuel surcharge revenue.

        Fuel surcharge revenue was higher in 2003 due to higher jet fuel prices and the introduction of a dynamic international fuel surcharge in September 2002. Our fuel surcharge is based on the spot price for jet fuel. During 2002, fuel surcharge revenue was lower compared to 2001 because our dynamic index for determining our U.S. domestic fuel surcharge was not implemented until the second quarter of 2002. Using this index, the U.S. domestic fuel surcharge ranged between 2.0% and 5.5% during 2003 and between 0% and 3% from November 2001 through May 2002. The fuel surcharge during all of 2001 was 4%. International fuel surcharges were as high as 6% during 2003.

        Total freight revenue for 2003 and 2002 increased significantly due to higher U.S. freight volume and yield, reflecting the impact of the USPS transportation agreement, which began in August 2001 and runs through August 2008. During 2003, FedEx Express entered into a third addendum to the transportation agreement with the USPS, allowing FedEx Express to continue carrying incremental pounds of mail through May 29, 2004 at higher committed volumes than required under the original agreement.

FedEx Express Operating Income

        During 2003, the 3% decrease in operating income and the decline in operating margin at FedEx Express was attributable to increased employee benefit costs, higher maintenance expenses and, to a lesser extent, the net impact of higher fuel costs in an economic environment of sluggish U.S. domestic average daily package volumes. The decrease in operating income was also somewhat attributable to one fewer operating day during the year. Operating results during 2003 were impacted by unusually inclement weather during the winter and spring, which decreased business shipping, reduced operational efficiency and increased certain operating costs, such as for snow removal and de-icing.

        In 2002, operating income at FedEx Express decreased 4% as package volume declines on a largely fixed cost structure more than offset continued cost management actions. Excluding $102 million of asset impairment charges taken in 2001, operating income was down 15% in 2002. In 2001, operating income decreases reflected charges related to the impairment of aircraft in the fourth quarter (see "Consolidated Results").

        Salaries, wages and benefits were higher during 2003 and 2002 due to wage rate increases and higher pension and healthcare costs. Also, the increase was partially the result of cost increases related to the USPS contract. Incentive compensation provisions declined in 2003 and 2002 based on below-plan performance.

        Fuel consumption was higher in 2003 and 2002, primarily due to an increase in aircraft usage as a result of incremental U.S. freight pounds transported under the USPS agreement and IP volume growth. During 2003, fuel costs were higher, due to a 16% increase in the average price per gallon of aircraft fuel. Higher net fuel costs at FedEx Express negatively affected operating income during 2003 by $24 million, as fuel surcharge revenue increases were not sufficient to offset higher jet fuel prices. Fuel costs were down during 2002, due to a 12% decrease in the average price per gallon of aircraft fuel. During 2002, lower fuel surcharge revenue, net of the impact of lower fuel prices, negatively impacted operating income by $32 million. During 2001, higher jet fuel prices negatively affected operating income by approximately $150 million, including the results of jet fuel hedging contracts.

        Maintenance expenses were higher during 2003, primarily due to the timing of scheduled maintenance events. Depreciation and amortization expense declined during 2003 reflecting a trend of decreasing levels of capital spending, as well as changes in estimated useful lives and salvage values.

        During 2002, rentals and landing fees were higher primarily due to an increase in aircraft usage as a result of incremental U.S. freight volume. Operating income for 2002 also reflects the adoption of new rules from the Financial Accounting Standards Board for the treatment of goodwill and other intangible assets. For FedEx Express, adoption of these new rules resulted in the cessation of $12 million in goodwill amortization that would have been recorded in operating expenses during 2002 (this amortization amount was comparable to 2001).

        During 2003, other operating expenses also increased at FedEx Express. In the prior year, reimbursements from the USPS for network expansion costs were reflected as credits to other operating expenses. These reimbursements, however, had no effect on operating income, as they represented the recovery of incremental costs incurred. Partially offsetting operating costs during 2003 was a gain from the insurance settlement on an aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income. During 2002, other operating expenses included $27 million from the favorable resolution of certain state tax matters.

FedEx Express Outlook

        We expect revenue to increase at FedEx Express during 2004, in both the domestic and international markets. During 2004, we expect the U.S. economy to remain sluggish at least through our first fiscal quarter, with year-over-year improvement expected to be evident in our second half results. We believe the fundamentals for domestic economic acceleration in the U.S. economy are in place and, as a result, we expect to see improvements in both yields and volumes. Pension, healthcare and maintenance expenses are expected to continue to increase at a faster rate than revenue growth.

        On June 2, 2003, we announced that FedEx Express will offer voluntary early retirement and severance programs during 2004 to continue resizing the FedEx Express U.S. organization and improving profitability. See "Cost Savings Initiatives" for further discussion of these programs.

        While the net cost of these programs is expected to negatively impact operating margin in 2004, we expect margins at FedEx Express will begin to increase in 2005 due to these and other efforts. Our expectation of improved performance is based upon continued aggressive cost management actions and a return to solid growth in our U.S. overnight box volumes related to anticipated improvements in the economy. These cost management actions and improved volumes, along with a sharp focus on productivity, are expected to produce improved operational efficiency as volume growth is absorbed with minimal increases in operating costs.

FEDEX GROUND

        The following table compares revenues, operating expenses and operating income and margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2003	2002	2001	2003/ 2002	2002/ 2001
Revenues	$3,413	$2,711	$2,237	+ 26	+21
Operating expenses:
Salaries and employee benefits	637	532	450	+ 20	+18
Purchased transportation	1,294	1,032	881	+ 25	+17
Rentals	79	71	67	+ 11	+ 6
Depreciation and amortization	153	132	111	+ 16	+19
Fuel	11	4	8	+175	-50
Maintenance and repairs	86	73	63	+ 18	+16
Intercompany charges	329	238	215	+ 38	+11
Other	329	292	267	+13	+ 9

Total operating expenses	2,918	2,374	2,062	+ 23	+15

Operating income	$495	$337	$175	+ 47	+93

Operating margin	14.5%	12.4%	7.8%
Average daily package volume	2,168	1,755	1,520	+ 24	+15
Revenue per package (yield)	$6.25	$6.11	$5.79	+ 2	+ 6

FedEx Ground Revenues

        FedEx Ground realized double-digit revenue growth in both 2003 and 2002 due to increased volumes in our business-to-business shipments and continued growth of our home delivery service. During 2003, FedEx Home Delivery added facilities to reach nearly 100% coverage of the U.S. population.

        Yield at FedEx Ground increased in 2003, due to an average list price increase of 3.9%, which became effective January 6, 2003. Partially offsetting the effect of the price increase were higher levels of discounts and lower average weight per package. In 2002, year-over-year yield increases were due primarily to general rate increases, ongoing yield management and a slight increase in the mix of higher yielding packages.

        In the third quarter of 2002, FedEx Ground implemented a dynamic fuel surcharge, based on the spot price for on-highway diesel fuel. This surcharge ranged between 0.75% and 2.00% during 2003 and between 0.50% and 0.75% from February through May 2002.

FedEx Ground Operating Income

        FedEx Ground experienced revenue and earnings growth during 2003 and 2002. Operating margins improved in 2003 in spite of increased intercompany charges for sales, marketing, customer support and information technology costs. Operating expenses in most categories increased at a lower rate than the growth in revenues during 2003. In addition, FedEx Ground realized substantial improvements in pick-up and delivery and linehaul productivity.

        During 2003, salaries and employee benefits increased due to higher pension costs and increases in staffing to support volume growth. Operating results during 2003 were also impacted by inclement weather during the winter and spring, which was more severe than in previous years.

        The increase in operating income in 2002 was primarily attributable to package volume growth, higher yields, productivity improvements in both employee and contractor labor and effective cost management. Facility openings and expansions, as well as increased investments in information systems, resulted in increased depreciation, rental and other property-related expenses during 2002. Salaries, wages and benefits also were higher in 2002 due to additional full-time equivalents and higher pension and healthcare costs. Costs for variable and other incentive compensation plans were significantly higher during 2002, reflecting FedEx Ground's outstanding financial performance.

        The increase in operating income in both 2003 and 2002 was also attributable to improved home delivery service results. In September 2002, FedEx Home Delivery completed the build-out of its national network, enabling it to reach nearly 100% of U.S. residences, with evening, weekend and day- and time-specific delivery options, all backed by a money-back guarantee. Our home delivery service became profitable during 2003. This service had an operating loss of $32 million during 2002 and $52 million during 2001.

        FedEx Ground's 2001 results also reflect rebranding and reorganization expenses of $15 million, which were expensed as incurred and consisted of incremental external costs for rebranding vans, trailers and signage.

FedEx Ground Outlook

        We expect revenue at FedEx Ground will continue to grow in 2004, although at a slower rate than in 2003 and 2002. We will continue to pursue revenue growth in all services, led by increased home delivery and overnight ground package volumes. Overall yield improvement will be a primary focus as we continue to expect a very competitive pricing environment. FedEx Ground will also continue to place emphasis on improving on-time delivery, productivity and safety.

        During 2004, we expect capital spending will grow significantly at FedEx Ground as we continue to focus on network capacity expansion. We also expect higher pension costs, higher facility expenses due to expansion and increases in intercompany allocations for sales, marketing, customer support and information technology costs. We expect the 2004 operating margin will be comparable to 2003.

FEDEX FREIGHT

        The following table shows revenues, operating expenses and operating income and margins (dollars in millions) and selected statistics for the years ended May 31:

	2003	2002	2001(1)	Percent Change 2003/2002
Revenues	$2,120	$1,960	$835	+ 8
Operating expenses:
Salaries and employee benefits	1,255	1,170	489	+ 7
Purchased transportation	68	57	23	+19
Rentals	65	64	27	+ 2
Depreciation and amortization	83	86	44	- 3
Fuel	89	72	41	+24
Maintenance and repairs	113	90	39	+26
Intercompany charges	13	8	1	+63
Other	256	245	116	+ 4

Total operating expenses	1,942	1,792	780	+ 8

Operating income	$178	$168	$55	+ 6

Operating margin	8.4%	8.6%	6.6%
Average daily shipments (in thousands)(2)	56	56	56	—
Weight per shipment (lbs)(2)	1,114	1,114	1,132	—
Yield (Revenue per hundredweight)(2)	$13.40	$12.41	$11.83	+ 8
(1)
Results for 2001 include the financial results of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 results are not comparable to 2002.
(2)
Statistics for 2001 are based on the portion of the year including both FedEx Freight West and FedEx Freight East (January through May).

FedEx Freight Revenues

        Revenues at FedEx Freight increased during 2003, despite the continued impact of a slow economy, severe winter weather and one fewer operating day during the year. The increase in revenue was attributable to improved yields during 2003. Average daily shipments and weight per shipment were flat, while yield increased 8%. Contributing to the increase in yield during 2003 were the impact of a 5.9% general rate increase in July 2002, favorable contractual renewals, higher fuel surcharge revenue and additional volumes related to EZ Flyer, our premium-priced, interregional freight service.

        In 2002, revenues were higher due primarily to the inclusion of a full year of operations for FedEx Freight East. However, revenues were impacted by the economic slowdown and by a decrease in our fuel surcharge during 2002. In 2002, average daily shipments were comparable to the prior year, weight per shipment was down 2% and yield was up 5%.

FedEx Freight Operating Income

        The increase in operating income at FedEx Freight during 2003 was attributable to revenue growth and cost management. Lower depreciation and amortization during 2003 reflects increased gains from the sale of operating assets in the ordinary course of business.

        Operating margins in 2003 reflect higher maintenance and repairs expenses, which include $14 million of expenses associated with rebranding FedEx Freight East and FedEx Freight West under the name "FedEx Freight." The rebranding project began in the fourth quarter of 2002 and is expected to be complete in 2005, with total rebranding costs of approximately $40 million to $45 million. These costs, which are being expensed as incurred, consist primarily of incremental external costs for rebranding tractors and trailers.

        During 2002, operating margins reflect the elimination of goodwill amortization, partially offset by $6 million of rebranding expenses. The increase in operating income during 2002 also reflects the inclusion of a full year of operations as well as the cessation of $15 million of goodwill amortization that would have been recorded in operating expenses prior to the adoption of new accounting rules (as discussed in "Consolidated Results").

FedEx Freight Outlook

        We expect revenue to continue to grow in 2004, largely due to yield improvements and continued growth of higher yielding interregional and international services. In April 2003, we announced that we are offering ocean and ground service from Asia to virtually every continental U.S. ZIP code. This service helps reduce inventory cycle time with fast overall transit times and fewer processes than traditional ocean service from Asia. On June 17, 2003, we announced a general rate increase of 5.9% to be effective June 30, 2003. Volume growth, yield management, enhanced productivity and cost-control measures continue to be major focus areas for FedEx Freight in order to minimize the effects of a soft economy in a highly competitive pricing environment.

OTHER OPERATIONS

        Other operations include FedEx Custom Critical, a critical-shipment carrier; FedEx Trade Networks, whose subsidiaries form a global trade services company; FedEx Services, a provider of sales, marketing and IT support, primarily for FedEx Express and FedEx Ground, and a provider of supply chain management services; and intercompany revenue eliminations, which are not material. Also included in this category are the operating results of FedEx Freight West prior to December 1, 2000.

        Revenues from other operations were $603 million in 2003 (down 1%) compared to $609 million in 2002 (down 40%) and $1.0 billion in 2001. In 2003, the slight decrease in revenues from our other operations reflects the termination of certain unprofitable supply chain services contracts, partially offset by increased revenues at FedEx Custom Critical. Revenues at FedEx Custom Critical were 12% higher in 2003, due to increased yields, and 24% lower in 2002, largely due to the economic downturn. The demand for services provided by this operating subsidiary (critical shipments) is highly elastic and tied to key economic indicators, principally in the automotive industry, where volumes have been depressed since calendar 2001. A significant portion of the decrease in revenues from other operations during 2002 reflects the fact that 2002 results for this category no longer include FedEx Freight West's revenues (see "FedEx Freight").

        Operating income from other operations was $12 million in 2003 compared to $5 million in 2002 and an operating loss of $6 million in 2001. The improvement in operating income in 2003 was primarily attributable to FedEx Trade Networks. In 2002, the improvement over 2001 reflects reduced operating costs at FedEx Supply Chain Services.

        On March 1, 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc., which provide essential customs clearance services exclusively for FedEx Express in three U.S. locations, at a cost of $36.5 million.

FINANCIAL CONDITION

LIQUIDITY

        Cash and cash equivalents totaled $538 million at May 31, 2003, compared to $331 million at May 31, 2002. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2003	2002	2001
Net cash provided by operating activities	$1,871	$2,228	$2,044
Cash used in investing activities:
Capital investments and other	(1,490)	(1,577)	(1,636)
Business acquisitions	—	(35)	(477)

	381	616	(69)
Cash (used in) provided by financing activities:
Principal payments on debt	(10)	(320)	(650)
Proceeds from debt issuances	—	—	744
Purchases of treasury stock	(186)	(177)	—
Dividends paid	(60)	—	—
Other financing activities	82	91	28

Net increase in cash	$207	$210	$53

        The $357 million decrease in cash flow provided by operating activities in 2003 reflected increased funding to our qualified pension plans, partially offset by improved earnings and lower levels of estimated federal income tax payments. Although not required, we made cash contributions to our qualified U.S. domestic pension plans of $1.1 billion during 2003 (compared to $150 million in 2002 and $88 million in 2001). (See further discussion concerning our pension plan contributions in "Critical Accounting Policies.")

        In 2002, the increase in cash flows from operating activities reflected increases in earnings (which included FedEx Freight for an entire year) and aggressive working capital management.

        Cash Used for Capital Investments.    Capital expenditures were lower in 2003 due to management's cost reduction actions in 2001 and 2002, despite deliveries of aircraft during 2003 that were scheduled and committed to well before the economic slowdown. In 2002, capital expenditures were lower in spite of capital spending related to the 2001 addition of FedEx Freight East. See "Capital Resources" for further discussion.

        Cash Used for Business Acquisitions.    During 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc. at a cost of $36.5 million. During 2001, we acquired FedEx Freight East for approximately $980 million with a combination of cash and FedEx common stock. See Note 3 of the accompanying audited financial statements for further discussion of these acquisitions.

        Debt Financing Activities.    From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements. During the third quarter of 2003, commercial paper borrowings of $200 million were necessary to finance part of the cash contribution to our qualified pension plans. All of the commercial paper borrowings were repaid by April 11, 2003. At May 31, 2003, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. There were no commercial paper borrowings outstanding at May 31, 2002. For more information regarding these credit facilities, see Note 6 of the accompanying audited financial statements.

        During the fourth quarter of 2002, certain existing debt at FedEx Express matured, principally $175 million of 9.875% Senior Notes. Also, in the fourth quarter of 2002, we prepaid the remaining $101 million of debt that was assumed in connection with the purchase of FedEx Freight East.

        In the third quarter of 2001, we issued $750 million of senior unsecured notes. Net proceeds from the borrowings were used to repay indebtedness, principally borrowings under our commercial paper program, and for general corporate purposes. These notes are guaranteed by all of our subsidiaries that are not considered minor under Securities and Exchange Commission ("SEC") regulations.

        During 2002, we filed a $1.0 billion shelf registration statement with the SEC to provide flexibility and efficiency when obtaining financing. Under this shelf registration statement we may issue, in one or more offerings, either unsecured debt securities, common stock or a combination of such instruments. The entire $1 billion is available for future financings.

        Cash Used for Share Repurchases.    During 2002 and 2004, our Board of Directors authorized us to buy back a total of 15.0 million shares of common stock. During 2003, we repurchased 3.3 million shares at an average price of $56.66 per share and this decreased cash flows by $186 million. We repurchased approximately 3.3 million shares of our common stock in 2002, at a cost of approximately $177 million or an average of $52.70 per share. There were no stock repurchases during 2001. A total of 8.0 million shares remain under existing share repurchase authorizations.

        Dividends.    Our Board of Directors declared our first-ever cash dividend on May 31, 2002. Total dividends paid in 2003 were $60 million. On June 2, 2003, our Board declared a dividend of $0.05 per share of common stock, which we paid on July 1, 2003 to stockholders of record as of the close of business on June 12, 2003. We expect to continue quarterly dividend payments, although each subsequent dividend payment is subject to review and approval by our Board of Directors.

        Other Liquidity Information.    We have taken actions (discussed in "Results of Operations"), including the new Portable Pension Account option for eligible FedEx employees and resizing efforts at FedEx Express, which are expected to reduce our long-term costs and cash outflows. We will remain focused on cost containment and capital expenditure discipline so we may continue to manage our cash flow in the future. We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital and capital expenditure needs for the foreseeable future.

CAPITAL RESOURCES

        We have invested aggressively to build our global network and information systems. In recent years, we invested in the strategic acquisitions that have become FedEx Ground, FedEx Freight, FedEx Custom Critical and FedEx Trade Networks. The sustained need for capital investments and strategic acquisitions throughout those years meant that we were not able to generate a positive cash flow after investing activities until 2002.

        Despite the recent decrease in capital spending, our operations remain capital intensive, characterized by significant investments in aircraft, vehicles, computer hardware and software and telecommunications equipment, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including preexisting contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

        The following table compares capital expenditures for the years ended May 31 (in millions):

	2003	2002	2001
Aircraft and related equipment	$762	$730	$756
Facilities and sort equipment	254	292	353
Information and technology investments	273	288	406
Vehicles and other equipment	222	305	378

Total capital expenditures	$1,511	$1,615	$1,893

        (See Note 13 to the accompanying audited financial statements for a breakdown of capital expenditures by segment.)

        Capital expenditures were 6% lower during 2003 and 15% lower in 2002. The majority of this decrease was primarily at FedEx Express, where capital expenditures were 15% and 14% lower in 2003 and 2002, respectively. During both years, we continued to make investments in FedEx Ground's infrastructure and information technology and we also made capital investments to expand FedEx Freight.

        We took various actions in 2002 and 2001 in order to reduce future capital expenditures, including those related to the curtailment of our MD10 program (discussed in "Consolidated Results") and the cancellation of certain contractual obligations to purchase 19 MD11 aircraft. These actions resulted in the elimination of approximately $2.1 billion in future capital expenditures.

        Our capital expenditures will be approximately $1.7 billion in 2004, with much of the year-over-year increase coming from the multi-year capacity expansion of the FedEx Ground network. We expect that internally generated cash, as well as financing available through leasing transactions or borrowings, will be adequate to meet our future capital requirements.

        Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make commitments regarding our airlift requirements many years before aircraft are actually needed. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically in growing business segments.

CONTRACTUAL CASH OBLIGATIONS

        The following table sets forth a summary of our contractual cash obligations as of May 31, 2003. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year
	2004	2005	2006	2007	2008	There- after	Total
	(in millions)
Amounts reflected in balance sheet:
Long-term debt(1)	$275	$6	$257	$226	$—	$831	$1,595
Capital lease obligations(2)	44	125	102	11	11	238	531
Other cash obligations not reflected in balance sheet:
Operating leases	1,368	1,285	1,192	1,155	1,045	8,342	14,387
Unconditional purchase obligations(3)	446	275	227	268	231	1,993	3,440

Total cash obligations	$2,133	$1,691	$1,778	$1,660	$1,287	$11,404	$19,953

(1)
Represents principal maturities, excluding interest. See Note 6 to the accompanying audited financial statements.
(2)
Includes related interest. See Note 7 to the accompanying audited financial statements.
(3)
See Note 17 to the accompanying audited financial statements.

        We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.

Amounts Reflected in Balance Sheet

        We have other commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain U.S. domestic self-insurance programs and are used in the normal course of international operations. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with them because the underlying liabilities are already reflected in our balance sheet.

        During the fourth quarter of 2003, FedEx Express amended four leases for MD11 aircraft, which now commits FedEx Express to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, the amended leases were accounted for as capital leases, which added $221 million to both long-term assets and long-term liabilities.

        We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, pension and postretirement healthcare liabilities and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2004 that are included in current liabilities.

Other Cash Obligations Not Reflected in Balance Sheet

        The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2003. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of "off-balance sheet financing"). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

        In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in Note 7 to the accompanying audited financial statements, as well as in the table above. Credit rating agencies routinely use this information concerning minimum lease payments required for our operating leases to calculate our debt capacity. Furthermore, our debt covenants would not be adversely affected by the capitalization of some or all of our operating leases.

        We have guarantees under certain operating leases, amounting to $134 million as of May 31, 2003, for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees. See Note 15 to the accompanying audited financial statements for further discussion of our guarantees and indemnifications.

        Certain of these operating leases were arranged using variable interest entities under terms that are considered customary in the airline industry. As discussed in Note 16 to the accompanying audited financial statements, we expect to consolidate one of these entities in the second quarter of 2004 in accordance with Financial Accounting Standards Board Interpretation No. 46. We expect this consolidation to increase our long-term assets and long-term liabilities by approximately $140 million at September 1, 2003. Consolidation will not materially affect our results of operations and our debt covenants will not be adversely affected.

        In the future, other forms of secured financing and direct purchases may be used to obtain capital assets if we determine that they best suit our needs. We have been successful in obtaining investment capital, both domestic and international, for long-term leases on acceptable terms, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

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

        The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

PENSION COST

        We sponsor defined benefit pension plans covering a majority of our employees. The accounting for pension benefits is determined by standardized accounting and actuarial methods that include numerous estimates, including: discount rates; expected long-term investment returns on plan assets; future salary increases; and employee turnover, mortality and retirement ages. We consider the most critical of these estimates to be our discount rate, the expected long-term rate of return on plan assets (and the method for determining the value of plan assets to which the expected long-term rate of return is applied) and the expected rate of future increases in salaries.

        For FedEx, the determination of a year's pension cost is highly sensitive to changes in these estimates because we have a large workforce that is relatively young and we have a significant amount of assets in the pension plans. For example, only 5% of the participants covered under our principal pension plan are retired and currently receiving benefits and the average remaining service life of our employees approximates 14 years (normal retirement is at age 60). Therefore, the payout of pension benefits will occur over a long period in the future. This long-time period increases the sensitivity of our annual pension cost to changes in these key estimates. Total pension costs increased approximately $80 million in 2003 and approximately $90 million in 2002 and are expected to increase an additional $115 million in 2004. Pension costs are included in the salaries, wages and benefits caption in our income statements.

        Following are the components of the pension cost recognized in our income statements (in millions):

	2003	2002	2001
Service cost	$374	$348	$325
Interest cost	438	409	382
Expected return on plan assets	(594)	(621)	(624)
Net amortization and deferral	10	13	(23)

	$228	$149	$60

        U.S. accounting standards recognize that changes in the many estimates required to account for pensions occur routinely and the accounting rules require the use of techniques to normalize the effects of these changes (typically over the average remaining service lives of our employees). For example, the difference between the estimated return on plan assets and the actual returns for the period are reflected as unrecognized actuarial gains and losses. If the aggregate amount of actuarial gains and losses exceeds a certain corridor level, the excess is amortized over future periods, increasing or decreasing pension costs in those periods. The net amortization and deferral component of pension cost included in the table above reflects the impact of amortizing actuarial gains and losses on pension cost. In 2004, we expect this component of our pension cost to increase due to the impact of lower than expected returns on pension plan assets over the past three years.

        The anticipated increase in 2004 pension cost is attributable to the following factors (in millions):

2004
Decrease in discount rate	$20
Reduction in expected return on plan assets	65
Net effect of the amortization of actuarial losses	55
Reduction in rate of salary increases and other	(25)

Net estimated increase in 2004 pension cost	$115

        Accounting standards also require immediate balance sheet recognition of additional pension obligations when the accumulated benefit obligation ("ABO") exceeds the fair value of plan assets at the pension plan measurement date. During 2003, we made tax-deductible contributions of $1.1 billion to our qualified U.S. domestic pension plans in order to fully fund the ABO of these plans. These contributions were not required under the minimum pension funding rules of the Employee Retirement Income Security Act ("ERISA").

        Following is information concerning the funded status of our pension plans (in millions):

	2003	2002
Funded Status of Plans:
Accumulated benefit obligation (ABO):
Qualified U.S. domestic plans	$5,725	$4,844
Other plans	284	253

Total ABO	$6,009	$5,097

Projected benefit obligation (PBO)	$7,117	$6,227
Fair value of plan assets	5,825	5,510

PBO in excess of plan assets	(1,292)	(717)
Unrecognized actuarial losses, principally due to investments and changes in discount rate	2,247	823
Unamortized prior service cost and other	116	122

Amounts Included in Balance Sheet	$1,071	$228

Components of Amounts Included in Balance Sheet:
Prepaid pension cost	$1,269	$411
Accrued pension liability	(198)	(183)
Minimum pension liability	(42)	(19)
Intangible asset and other	42	19

Net amounts recognized in balance sheet	$1,071	$228

Cash Amounts:
Cash contributions during the year	$1,072	$161
Benefit payments during the year	$103	$84

        The funded status of the plans reflects a snapshot of the state of our long-term pension liabilities at the plan measurement date. Declining interest rates (which increase the discounted value of the PBO) and recent stock market losses have significantly impacted the funded status of our plans. However, our plans remain adequately funded to provide benefits to our employees as they come due and current benefit payments are nominal compared to our total plan assets (benefit payments for 2003 were less than 2% of plan assets).

        In order to improve the funded status of our pension plans, we expect to continue to make tax-deductible contributions to the plans in the future. Currently, we do not expect any material contributions for 2004 will be required under ERISA. We have also implemented the new Portable Pension Account (previously discussed in "Outlook"), which will help reduce the long-term growth of our pension liabilities.

        The net amounts reflected in our balance sheet related to pension items include a substantial prepaid pension asset. This results from excess cash contributions to the plans over amounts that are recognized as pension expense for financial accounting purposes. Amounts accrued as liabilities (including minimum pension liabilities) relate primarily to unfunded nonqualified plans and international pension plans where additional funding may not provide a current tax deduction.

        Discount Rate.    This is the interest rate used to discount the estimated future benefit payments that have been earned to date (the PBO) to their net present value. The discount rate is determined each year at the plan measurement date (February 28) and affects the succeeding year's pension cost. A decrease in the discount rate has a negative effect on pension expense.

        This assumption is highly sensitive for FedEx and a one-basis-point change in the discount rate at February 28, 2003 affects our 2004 pension expense by approximately $1.7 million and our 2003 ABO by approximately $10 million. For example, the 12-basis-point decrease in the discount rate to 6.99% for 2004 from 7.11% for 2003 will negatively affect our 2004 pension cost by approximately $20 million. Our 2003 pension cost was negatively affected by approximately $60 million by the 63-basis-point decrease in the discount rate to 7.11% for 2003 from 7.74% for 2002.

        We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds with coupon payments and maturities that generally match our expected benefit payments. This methodology is consistently applied and involves little subjectivity. However, the calculated discount rate can change materially from year to year based on economic market conditions that impact yields on corporate bonds.

        Plan Assets.    Pension plan assets are invested primarily in listed securities. Our pension plans hold only a minimal investment in FedEx common stock. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is intended to be the expected future long-term rate of earnings on plan assets. At February 28, 2003, with nearly $6 billion of plan assets, a one-basis-point change in this assumption affects pension cost by approximately $645,000 (a decrease in the assumed expected long-term rate of return has a negative effect on pension expense).

        Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

  •
  The duration of our pension plan liabilities, which determines the investment strategy we can employ with our pension plan assets.

  •
  The types of investment classes in which we invest our pension plan assets and the expected compound return we can reasonably expect those investment classes to earn over the next 10- to 15-year time period (or such other time period that may be appropriate).

  •
  The investment returns we can reasonably expect our active investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

        We review the expected long-term rate of return on an annual basis and revise it as appropriate. Also, we periodically commission detailed asset/liability studies performed by third-party professional investment advisors and actuaries. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The study performed for 2003 supported the reasonableness of our 10.10% return assumption based on our liability duration and market conditions at the time we set this assumption.

        Because of the introduction of the Portable Pension Account for 2004 (which will reduce our liability duration over time), as well as the significant additional contributions we made into the plans in late 2003 and the continuing deterioration of the equity markets through February 28, 2003, we performed a more recent asset/liability study for 2004. The results of this study support our current asset allocation strategy, which is summarized below:

Asset Class	Target % of Plan Assets
Domestic equities	53%
International equities	17
Private equities	5

Total equities	75
Long duration fixed income securities	15
Other fixed income securities	10

100%

        The actual allocation of our assets at February 28, 2003 was weighted more toward fixed income securities due to the depressed value of our equity investments and uninvested cash contributions of $815 million made on February 28, 2003. The asset/liability study for 2004 supports a long-term return on assets of at least 9.10%. Our actual compound return on assets was 9.10% for the 15-year period ended March 31, 2003. Based on these factors, we selected 9.10% as our estimated future rate of return on pension assets for 2004.

        The 100-basis-point decrease in the expected long-term rate of return for 2004 will negatively affect our 2004 pension cost by approximately $65 million. Our 2003 pension cost was negatively affected by approximately $48 million by the 80-basis-point decrease in the expected long-term rate of return to 10.10% for 2003 from 10.90% for 2002.

        Investment losses have also reduced the level of assets to which the expected long-term rate of return is applied, which will further increase our pension cost in 2004. Cumulative unrecognized actuarial losses subject to amortization were approximately $1.5 billion through February 28, 2003. These unrecognized losses primarily reflect the decline in the stock market over the past three years and may be recovered in future periods. However, to the extent that market performance does not improve, these unrecognized losses are recognized in future periods in the net amortization and deferral component of pension expense.

        Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method, which helps mitigate short-term volatility in market performance (both increases and decreases). The other acceptable method of valuing plan assets is to use the market value of the assets at the measurement date. The application of the calculated-value accounting method reduced 2003 pension cost by approximately $35 million and 2002 pension cost by approximately $16 million compared to the market value method.

        Salary Increases.    The assumed future increase in salaries and wages is also a key estimate in determining pension cost. We correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (since most incentive compensation is a component of pensionable wages). Currently, a one-basis-point change in the rate of estimated future salaries affects pension costs by approximately $943,000 (a decrease in this rate will decrease pension cost). The decrease in this assumption to 3.15% for 2004 from 3.25% will favorably impact 2004 pension cost by approximately $10 million. For 2003, the decrease in this assumption to 3.25% from 4.00% in 2002 favorably impacted pension cost by approximately $50 million.

SELF-INSURANCE ACCRUALS

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare programs. At May 31, 2003 there were approximately $937 million of self-insurance accruals reflected in our balance sheet ($839 million at May 31, 2002).

        The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments.

        We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are consistently measured on a conservative basis. Nevertheless, changes in healthcare costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.

LONG-LIVED ASSETS

        Property and Equipment.    Our key businesses are capital intensive. More than 60% of our total assets are invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset are expensed as incurred.

        The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 18 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on operating equipment have not been material (typically less than $10 million annually). However, such amounts may differ materially in the future due to technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.

        At various times during 2003, as studies were completed, we made changes to the useful lives and residual values of certain aircraft fleet types, as well as tractors, trailers and other equipment. These changes resulted in a decrease in 2003 depreciation expense of approximately $13 million. Had all of these changes been made as of June 1, 2002, depreciation expense for 2003 would have decreased by an additional $12 million.

        Because we must plan years in advance for future volume levels and make commitments for aircraft based on those projections, we have risks that asset capacity may exceed demand and that an impairment of our assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value.

        Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values when the decision is made to dispose of the asset and certain other criteria are met. For example, in 2001 we made the decision to eliminate certain excess aircraft capacity at FedEx Express related to our MD10 conversion program. The decision allowed us to avoid approximately $1.1 billion in future capital expenditures and resulted in an impairment charge of $93 million to reduce the value of the affected assets to their estimated fair value.

        The estimate of fair value requires management to make assumptions about the most likely potential value of assets to be disposed of and the estimated future costs of disposal. During 2002 we substantially completed the disposal of the impaired MD10 program assets, which resulted in a favorable adjustment of $9 million. See Notes 19 and 21 to the accompanying audited financial statements for more information concerning impairment charges. There were no material asset impairment charges recognized in 2003.

        Leases.    We utilize operating leases to finance a significant number of our aircraft. Over the years, we have found these leasing arrangements to be favorable from a cash flow and risk management standpoint. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in "Contractual Cash Obligations" and Note 7 to the accompanying audited financial statements, at May 31, 2003 we had approximately $14 billion (on an undiscounted basis) of future commitments for payments under operating leases.

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

        During the fourth quarter of 2003, FedEx Express amended four leases for MD11 aircraft. As a result, the amended leases are now accounted for as capital leases, which added $221 million to both long-term assets and long-term liabilities at May 31, 2003.

        Goodwill.    We have in excess of $1 billion of goodwill on our balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review this goodwill for impairment on an annual basis and cease all goodwill amortization. As previously indicated, the adoption of these new rules resulted in an impairment of our recorded goodwill of $25 million in 2002 at one of our smaller businesses. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each of our reporting units to determine their estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded, it cannot be reversed. We performed our annual impairment tests in 2003 with no indicated impairment to any of our goodwill balances.

REVENUE RECOGNITION

        We believe the policies adopted to recognize revenue are critical because an understanding of the accounting applied in this area is fundamental to assessing our overall financial performance and because revenue and revenue growth are key measures of financial performance in the marketplace. Our businesses are primarily involved in the direct pickup and delivery of commercial package and freight shipments. Our employees and agents are involved throughout the process and our operational, billing and accounting systems directly capture and control all relevant information necessary to record revenue, bill customers and collect amounts due to us.

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

        Unbilled Revenue.    Primarily due to cycle billings to some of our larger customers, there is a time lag between the completion of a shipment and the generation of an invoice. At the end of a month, unprocessed invoices may be as much as one-third of the total month's revenue. This revenue is recognized through systematic accrual processes. Invoices that are essentially complete represent most of these accruals, with little subjectivity over the amounts accrued. The remaining amounts are estimated using actual package or shipment volumes and current trends of average revenue per shipment. These estimates are adjusted in subsequent months to the actual amounts invoiced. Because of the low level of subjectivity inherent in these accrual processes, the estimates have historically not varied significantly from actual amounts subsequently invoiced.

        Shipments in Process.    The majority of our shipments have short cycle times; therefore, less than 5% of a total month's revenue is typically in transit at the end of a period. We periodically perform studies to measure the percentage of completion for shipments in process. At month-end, we estimate the amount of revenue earned on shipments in process based on actual shipments picked up, the scheduled day of delivery, the day of the week on which the month ends (which affects the percentage of completion) and current trends in our average price for the respective services. We believe these estimates provide a reasonable approximation of the actual revenue earned at the end of a period.

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

        Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed and current collections trends. Total allowances for these future adjustments were $149 million at May 31, 2003 and $147 million at May 31, 2002. We consider the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions, pricing arrangements and billing systems can significantly affect the estimates used to determine the allowances.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, including (but not limited to) those contained in "Airline Stabilization Compensation," "Cost Savings Initiatives," "Outlook," "Liquidity," "Capital Resources," and "Critical Accounting Policies" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

  •
  any impacts on our business resulting from new domestic or international government regulation;

  •
  the impact of any terrorist activities or international conflicts on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

  •
  our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

  •
  the extent to which eligible employees participate in our voluntary early retirement and severance programs;

  •
  sudden changes in fuel prices;

  •
  our ability to increase our fuel surcharge in response to rising fuel prices due to competitive pressures;

  •
  significant changes in the volumes of shipments transported through our networks, the mix of services purchased by our customers or the prices we obtain for our services;

  •
  the amount of compensation we are entitled to receive and retain under the Air Transportation Safety and System Stabilization Act;

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

  •
  disruptions to our technology infrastructure, including our computer systems and Web site;

  •
  our ability to obtain and maintain aviation rights in important international markets;

  •
  adverse weather conditions;

  •
  availability of financing on terms acceptable to us; and

  •
  other risks and uncertainties you can find in our press releases and SEC filings.

        As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. As disclosed in Note 6 to the accompanying audited financial statements, we have outstanding long-term debt (exclusive of capital leases) of $1.6 billion at May 31, 2003 and 2002. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $39 million as of May 31, 2003 and $49 million as of May 31, 2002. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Currently, derivative instruments are not used to manage interest rate risk.

        While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during 2003 did not have a material effect on our results of operations. At May 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $36 million for 2004 (the comparable amount in the prior year was approximately $30 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

        We have market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. In 2002, we implemented new indices for calculating U.S. domestic fuel surcharges, which more closely link the fuel surcharges to prevailing market prices for fuel. In 2003, we implemented this methodology for determining a fuel surcharge on international shipments as well. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in jet and diesel fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

        For 2001, market risk for jet fuel was estimated as the potential decrease in earnings resulting from a hypothetical 10% increase in jet fuel prices applied to projected 2002 usage and amounted to approximately $100 million, net of hedging settlements. As of May 31, 2001, all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting jet fuel hedging contracts. See Note 1 to the accompanying audited financial statements for accounting policy and additional information regarding jet fuel hedging contracts.

        We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.    Financial Statements and Supplementary Data

        The following financial statements are filed with this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        FedEx engaged the services of Ernst & Young LLP as its independent auditors to replace Arthur Andersen LLP, effective April 12, 2002. For additional information, see FedEx's Current Report on Form 8-K dated March 11, 2002 (as amended by the Form 8-K/A filed on April 12, 2002).

Item 9A.    Controls and Procedures

        We maintain rigorous disclosure controls and procedures and internal control over financial reporting designed to ensure that our assets are adequately safeguarded and the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We perform a quarterly assessment of these procedures and controls requiring certification by all principal executive and financial management at both the operating company and corporate levels.

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

        While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

        Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of May 31, 2003 (the end of the period covered by this Annual Report on Form 10-K).

        During our fiscal quarter ended May 31, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding members of the Board of Directors will be presented in FedEx's definitive proxy statement for its 2003 annual meeting of stockholders, which will be held on September 29, 2003, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.    Executive Compensation

        Information regarding executive compensation will be presented in FedEx's definitive proxy statement for its 2003 annual meeting of stockholders, which will be held on September 29, 2003, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in FedEx's definitive proxy statement for its 2003 annual meeting of stockholders, which will be held on September 29, 2003, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related party transactions will be presented in FedEx's definitive proxy statement for its 2003 annual meeting of stockholders, which will be held on September 29, 2003, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accountant fees and services will be presented in FedEx's definitive proxy statement for its 2003 annual meeting of stockholders, which will be held on September 29, 2003, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.    Financial Statements

        The consolidated financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein and are included on pages F-1 to F-34 herein.

  2.    Financial Statement Schedules

        The following financial statement schedule is filed with this Report:

Page Number
Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1
Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2
Schedule II—Valuation and Qualifying Accounts	S-2

        All other financial statement schedules have been omitted because they are not applicable or the required information is included in the accompanying audited financial statements.

  3.    Exhibits

        Exhibits 3.1, 3.2, 10.1 through 10.74, 12, 21, 23.1, 23.2, 24 and 99.1 through 99.4 are being filed or furnished in connection with this Report or incorporated herein by reference.

        The Exhibit Index on pages E-1 through E-8 is incorporated herein by reference.

(b)
Reports on Form 8-K

        No Current Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 17, 2003	By:	/s/ FREDERICK W. SMITH Frederick W. Smith Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 17, 2003
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 17, 2003
/s/ JAMES S. HUDSON James S. Hudson	Corporate Vice President—Strategic Financial Planning and Control (Principal Accounting Officer)	July 17, 2003
/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 17, 2003
/s/ AUGUST A. BUSCH IV * August A. Busch IV	Director	July 17, 2003
/s/ RALPH D. DENUNZIO * Ralph D. DeNunzio	Director	July 17, 2003
/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 17, 2003
/s/ JUDITH L. ESTRIN * Judith L. Estrin	Director	July 17, 2003

Signature	Capacity	Date

/s/ F.S. GARRISON * F.S. Garrison	Director	July 17, 2003
/s/ PHILIP GREER * Philip Greer	Director	July 17, 2003
/s/ J. R. HYDE, III * J. R. Hyde, III	Director	July 17, 2003
/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 17, 2003
/s/ GEORGE J. MITCHELL * George J. Mitchell	Director	July 17, 2003
/s/ JOSHUA I. SMITH * Joshua I. Smith	Director	July 17, 2003
/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 17, 2003
/s/ PETER S. WILLMOTT * Peter S. Willmott	Director	July 17, 2003
*By:	/s/ JAMES S. HUDSON James S. Hudson Attorney-in-Fact	July 17, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' investment and comprehensive income, and cash flows for each of the two years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of FedEx Corporation as of May 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated June 27, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation as of May 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

                          /s/ Ernst & Young LLP

Memphis, Tennessee
June 23, 2003

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

                          /s/ Arthur Andersen LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with FedEx Corporation's filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	May 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$538	$331
Receivables, less allowances of $149 and $147	2,627	2,491
Spare parts, supplies and fuel, less allowances of $101 and $91	228	251
Deferred income taxes	416	469
Prepaid expenses and other	132	123

Total current assets	3,941	3,665
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	6,624	5,843
Package handling and ground support equipment and vehicles	5,013	4,866
Computer and electronic equipment	3,180	2,816
Other	4,200	4,051

	19,017	17,576
Less accumulated depreciation and amortization	10,317	9,274

Net property and equipment	8,700	8,302
OTHER LONG-TERM ASSETS
Goodwill	1,063	1,063
Prepaid pension cost	1,269	411
Other assets	412	371

Total other long-term assets	2,744	1,845

	$15,385	$13,812

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	May 31,
	2003	2002
CURRENT LIABILITIES
Current portion of long-term debt	$308	$6
Accrued salaries and employee benefits	724	739
Accounts payable	1,168	1,133
Accrued expenses	1,135	975

Total current liabilities	3,335	2,853
LONG-TERM DEBT, LESS CURRENT PORTION	1,709	1,800
OTHER LONG-TERM LIABILITIES
Deferred income taxes	882	599
Pension, postretirement healthcare and other benefit obligations	657	599
Self-insurance accruals	536	476
Deferred lease obligations	466	417
Deferred gains, principally related to aircraft transactions	455	484
Other	57	39

Total other long-term liabilities	3,053	2,614
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' INVESTMENT
Common stock, $.10 par value; 800 million shares authorized; 299 million shares issued for 2003 and 2002	30	30
Additional paid-in capital	1,088	1,144
Retained earnings	6,250	5,465
Accumulated other comprehensive loss	(30)	(53)

	7,338	6,586
Less treasury stock, at cost and deferred compensation	50	41

Total common stockholders' investment	7,288	6,545

	$15,385	$13,812

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2003	2002	2001
REVENUES	$22,487	$20,607	$19,629
OPERATING EXPENSES
Salaries and employee benefits	9,778	9,099	8,263
Purchased transportation	2,155	1,825	1,713
Rentals and landing fees	1,803	1,780	1,650
Depreciation and amortization	1,351	1,364	1,276
Fuel	1,349	1,100	1,143
Maintenance and repairs	1,398	1,240	1,170
Airline stabilization compensation	—	(119)	—
Other	3,182	2,997	3,343

	21,016	19,286	18,558

OPERATING INCOME	1,471	1,321	1,071
OTHER INCOME (EXPENSE)
Interest, net	(118)	(139)	(144)
Other, net	(15)	(22)	—

	(133)	(161)	(144)

INCOME BEFORE INCOME TAXES	1,338	1,160	927
PROVISION FOR INCOME TAXES	508	435	343

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	830	725	584
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL, NET OF TAX BENEFIT OF $10	—	(15)	—

NET INCOME	$830	$710	$584

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$2.79	$2.43	$2.02
Cumulative effect of change in accounting for goodwill	—	(.05)	—

BASIC EARNINGS PER COMMON SHARE	$2.79	$2.38	$2.02

DILUTED EARNINGS PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$2.74	$2.39	$1.99
Cumulative effect of change in accounting for goodwill	—	(.05)	—

DILUTED EARNINGS PER COMMON SHARE	$2.74	$2.34	$1.99

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total
BALANCE AT MAY 31, 2000	$30	$1,079	$4,295	$(36)	$(564)	$(19)	$4,785
Net income	—	—	584	—	—	—	584
Foreign currency translation adjustment, net of deferred tax benefit of $7	—	—	—	(19)	—	—	(19)
Unrealized loss on available-for-sale securities, net of deferred tax benefit of $1	—	—	—	(1)	—	—	(1)

Total comprehensive income							564
Shares issued for acquisition (11,042,965 shares)	—	41	28	—	438	—	507
Employee incentive plans and other (1,841,543 shares issued)	—	—	(27)	—	73	(14)	32
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2001	30	1,120	4,880	(56)	(53)	(21)	5,900
Net income	—	—	710	—	—	—	710
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	6	—	—	6
Minimum pension liability adjustment, net of deferred tax benefit of $2	—	—	—	(3)	—	—	(3)
Reclassification of deferred jet fuel hedging charge upon adoption of SFAS 133, net of deferred tax benefit of $6	—	—	—	(9)	—	—	(9)
Adjustment for jet fuel hedging charges recognized in expense during period, net of deferred taxes of $6	—	—	—	9	—	—	9

Total comprehensive income							713
Purchase of treasury stock	—	—	—	—	(177)	—	(177)
Cash dividends declared ($0.05 per share)	—	—	(15)	—	—	—	(15)
Employee incentive plans and other (4,224,444 shares issued)	—	24	(110)	—	210	(12)	112
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2002	30	1,144	5,465	(53)	(20)	(21)	6,545

Net income	—	—	830	—	—	—	830
Foreign currency translation adjustment, net of deferred taxes of $10	—	—	—	37	—	—	37
Minimum pension liability adjustment, net of deferred tax benefit of $7	—	—	—	(14)	—	—	(14)

Total comprehensive income							853
Purchase of treasury stock	—	—	—	—	(186)	—	(186)
Cash dividends declared ($0.15 per share)	—	—	(45)	—	—	—	(45)
Employee incentive plans and other (3,268,180 shares issued)	—	(56)	—	—	181	(16)	109
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2003	$30	$1,088	$6,250	$(30)	$(25)	$(25)	$7,288

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$830	$710	$584
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,351	1,364	1,276
Provision for uncollectible accounts	105	110	114
Aircraft-related (recoveries) impairment charges	—	(9)	102
Deferred income taxes and other noncash items	329	93	—
Cumulative effect of change in accounting principle	—	15	—
Changes in operating assets and liabilities, net of the effects of businesses acquired:
(Increase) decrease in receivables	(197)	(88)	60
Decrease (increase) in other current assets	39	63	(112)
Increase in pension assets and liabilities, net	(854)	(13)	(33)
Increase (decrease) in accounts payable and other operating liabilities	272	(19)	56
Other, net	(4)	2	(3)

Cash provided by operating activities	1,871	2,228	2,044
INVESTING ACTIVITIES
Capital expenditures	(1,511)	(1,615)	(1,893)
Proceeds from:
Sale-leaseback transactions	—	—	237
Asset dispositions	22	27	37
Business acquisitions, net of cash acquired	—	(35)	(477)
Other, net	(1)	11	(17)

Cash used in investing activities	(1,490)	(1,612)	(2,113)
FINANCING ACTIVITIES
Principal payments on debt	(10)	(320)	(650)
Proceeds from debt issuances	—	—	744
Proceeds from stock issuances	81	88	29
Dividends paid	(60)	—	—
Purchases of treasury stock	(186)	(177)	—
Other, net	1	3	(1)

Cash (used in) provided by financing activities	(174)	(406)	122

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	207	210	53
Balance at beginning of year	331	121	68

Balance at end of year	$538	$331	$121

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Description of Business and Summary of Significant Accounting Policies

        Description of Business.    FedEx Corporation ("FedEx") is a premier global provider of transportation, e-commerce and supply chain management services, the operations of which are primarily represented by Federal Express Corporation ("FedEx Express"), the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service; and FedEx Freight Corporation ("FedEx Freight"), the largest U.S. provider of regional less-than-truckload ("LTL") freight services. These businesses comprise our reportable operating segments. Other operating companies included in the FedEx portfolio are FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; FedEx Trade Networks, Inc. ("FedEx Trade Networks"), a global trade services company; and FedEx Corporate Services, Inc. ("FedEx Services"), a provider of customer-facing sales, marketing and information technology functions, primarily for our FedEx Express and FedEx Ground reportable segments, and of supply chain management services.

        FedEx Freight was formed in the third quarter of 2001 in connection with our acquisition of FedEx Freight East, Inc. ("FedEx Freight East"), formerly known as American Freightways, Inc., a multiregional LTL carrier. FedEx Freight includes the results of operations of FedEx Freight East from January 1, 2001 and FedEx Freight West, Inc. ("FedEx Freight West"), formerly known as Viking Freight, Inc., an LTL carrier operating principally in the western United States, from December 1, 2000.

        Fiscal Years.    Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2003 or ended May 31 of the year referenced.

        Principles of Consolidation.    The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

        Credit Risk.    We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends. Historically, credit losses have been within management's expectations.

        Revenue Recognition.    Revenue is recognized upon delivery of shipments or the completion of the service for our logistics and trade services businesses. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for certain discounts, money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

        Our contract logistics and global trade services businesses engage in certain transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis.

        Advertising.    Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $249 million, $226 million and $237 million in 2003, 2002 and 2001, respectively.

        Cash Equivalents.    Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $6 million, $5 million and $11 million in 2003, 2002 and 2001, respectively.

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

        For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Range
Aircraft and related equipment	5 to 25 years
Package handling and ground support equipment and vehicles	3 to 30 years
Computer and electronic equipment	3 to 10 years
Other	2 to 40 years

        Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years, while vehicles are depreciated on a straight-line basis over five to ten years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and other equipment. This evaluation may result in changes in the estimated lives and residual values. The changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.334 billion, $1.331 billion and $1.234 billion in 2003, 2002 and 2001, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

        For income tax purposes, depreciation is generally computed using accelerated methods.

        Capitalized Interest.    Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $16 million in 2003 and $27 million in both 2002 and 2001.

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

        Pension and Postretirement Medical Plans.    These defined benefit plans are measured as of February 28 of each year using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases, future expected long-term returns on plan assets and future increases in healthcare costs. Discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities. Assets for funded plans are displayed at fair value at the measurement date in the accompanying footnotes. A calculated-value method is employed for purposes of determining the expected return on plan asset component of net periodic pension cost. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction.

        Goodwill.    Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" in June 2001, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods generally ranging from 15 to 40 years and was reviewed for impairment under the policy for other long-lived assets. Since adoption of SFAS 142 in June 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. Accumulated amortization was $196 million at both May 31, 2003 and 2002.

        Income Taxes.    Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

        We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries' earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations for 2003 were approximately $140 million, which represent only a portion of total results associated with international shipments.

        Self-Insurance Accruals.    We are primarily self-insured for workers' compensation, employee healthcare and vehicle liabilities. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers' compensation, employee healthcare claims and vehicle liabilities are included in accrued expenses.

        Deferred Lease Obligations.    While certain aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. The deferred lease obligation is the cumulative excess of rent expense over rent payments.

        Deferred Gains.    Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains were related to aircraft transactions.

        Stock Compensation.    Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations are applied to measure compensation expense for stock-based compensation plans. No employee compensation cost is reflected in net income for stock option grants, as all options granted under the plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Note 9 for a description of the plans and our disclosure of the assumptions underlying the pro forma calculations below.

        If compensation cost for stock-based compensation plans had been determined under SFAS 123, pro forma stock option compensation expense, net income and basic and diluted earnings per common share, assuming all options granted in 1996 and thereafter were valued using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Years ended May 31,
	2003	2002	2001
Net income, as reported	$830	$710	$584
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	34	37	31

Pro forma net income	$796	$673	$553

Earnings per common share:
Basic—as reported	$2.79	$2.38	$2.02

Basic—pro forma	$2.67	$2.26	$1.92

Diluted—as reported	$2.74	$2.34	$1.99

Diluted—pro forma	$2.63	$2.22	$1.89

        Derivative Instruments.    Through the period ended May 31, 2001, jet fuel forward contracts were accounted for as hedges under SFAS 80, "Accounting for Futures Contracts." At June 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in fuel expense upon settlement of the contract. In the past, we had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million, net of tax) was recognized as a deferred charge in the May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified to be included as a component of accumulated other comprehensive loss. This entire charge was recognized in expense in 2002 as the related fuel was purchased. We did not enter into any new jet fuel hedging contracts during 2003 or 2002 and had no derivative instruments outstanding at May 31, 2003.

        Foreign Currency Translation.    Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within common stockholders' investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations. Cumulative net foreign currency translation losses in accumulated other comprehensive loss were $13 million, $50 million and $56 million at May 31, 2003, 2002 and 2001, respectively.

        Reclassifications.    Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

        Use of Estimates.    The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill); obsolescence of spare parts; income tax liabilities; self-insurance accruals; airline stabilization compensation; employee retirement plan obligations; and contingent liabilities.

Note 2:    Recent Accounting Pronouncements

        Variable Interest Entities.    Effective February 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation did not have any effect on our financial position or results of operations. Our VIE disclosure is included in Note 16.

        Guarantees and Indemnifications.    Effective January 1, 2003, we adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnities. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have any effect on our financial position or results of operations. Disclosure of our guarantees and indemnifications is included in Note 15.

        Stock Compensation.    Effective January 1, 2003, we adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of this statement did not have any effect on our financial position or results of operations.

        Asset Retirement Obligations, Impairment and Disposal of Long-Lived Assets and Accounting for Exit Costs.    In 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations;" SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets;" and SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of these statements did not have any effect on our financial position or results of operations.

Note 3:    Business Combinations

        On March 1, 2002, a subsidiary of FedEx Trade Networks acquired for cash certain assets of Fritz Companies, Inc. that provide essential customs clearance services exclusively for FedEx Express in three U.S. locations, at a cost of $36.5 million. The excess cost over the estimated fair value of the net assets acquired (approximately $35 million) was recorded as goodwill, which was entirely attributed to FedEx Express. Goodwill for tax purposes associated with this transaction will be deductible over 15 years.

        In the third quarter of 2001, we acquired FedEx Freight East for approximately $980 million, including approximately $475 million in cash, 11.0 million shares of FedEx common stock and options to purchase 1.5 million shares of FedEx common stock. The acquisition included the assumption of $240 million of debt for a total consideration of $1.2 billion. The excess purchase price over the estimated fair value of the net assets acquired (approximately $600 million) has been recorded as goodwill.

        These acquisitions were accounted for under the purchase method of accounting. The operating results of the acquired businesses were included in consolidated operations from the date of acquisition. For FedEx Freight East, the results of operations are included from January 1, 2001. Pro forma results including these acquisitions would not differ materially from reported results.

Note 4:    Goodwill and Intangibles

        Effective June 1, 2001, we adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value was determined using a discounted cash flow methodology. Based on our initial impairment tests when the statement was adopted, we recognized an adjustment of $25 million ($15 million or $.05 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill at a subsidiary of one of our nonreportable operating segments to its implied fair value. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our 2002 consolidated statement of income.

        The carrying amount of goodwill during the year ended May 31, 2003 and at May 31, 2003 and 2002 was attributable as follows: $393 million to FedEx Express; $595 million to FedEx Freight; and $75 million to our nonreportable operating segments.

        In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they were appropriate. The components of our amortizing intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2003		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(37)	$73	$(32)
Technology based and other	40	(12)	64	(28)

	$113	$(49)	$137	$(60)

        Amortization expense for intangible assets other than goodwill was $13 million for 2003 and $14 million for 2002. Estimated amortization expense is $9 million for 2004 and $8 million for each of the four succeeding fiscal years.

        Actual results of operations for 2003, 2002 and 2001 and pro forma results of operations for 2001 had we applied the nonamortization provisions of SFAS 142 in that period were as follows (in millions, except per share amounts):

	Years ended May 31,
	2003	2002	2001
Reported net income	$830	$710	$584
Add: Goodwill amortization, net of tax	—	—	17

Adjusted net income	$830	$710	$601

Basic earnings per share:
Reported net income	$2.79	$2.38	$2.02
Goodwill amortization	—	—	.06

Adjusted net income	$2.79	$2.38	$2.08

Diluted earnings per share:
Reported net income	$2.74	$2.34	$1.99
Goodwill amortization	—	—	.06

Adjusted net income	$2.74	$2.34	$2.05

Note 5:    Selected Current Liabilities

        The components of selected current liability captions were as follows (in millions):

	May 31,
	2003	2002
Accrued Salaries and Employee Benefits:
Salaries	$119	$111
Employee benefits	227	261
Compensated absences	378	367

	$724	$739

Accrued Expenses:
Self-insurance accruals	$401	$363
Taxes other than income taxes	279	253
Other	455	359

	$1,135	$975

Note 6:    Long-Term Debt and Other Financing Arrangements

        The components of our long-term debt were as follows (in millions):

	May 31,
	2003	2002
Unsecured debt	$1,529	$1,529
Capital lease obligations	422	206
Other debt, interest rates of 6.80% to 9.98%, due through 2017	66	71

	2,017	1,806
Less current portion	308	6

	$1,709	$1,800

        We have two revolving bank credit facilities totaling $1 billion. One revolver provides for $750 million through September 28, 2006. The second is a 364-day facility providing for $250 million through September 26, 2003. Facility fees paid under the revolvers for 2003 were approximately $1 million and are projected to be approximately $1 million annually. Interest rates on borrowings under the agreements are generally determined by maturities selected and prevailing market conditions. Borrowings under the credit agreements will bear interest, at our option, at a rate per annum equal to either (a) the London Interbank Offered Rate plus a credit spread, or (b) the higher of the Federal Funds Effective Rate, as defined, plus 1/2 of 1% or the bank's Prime Rate. The revolving credit agreements contain certain covenants and restrictions, none of which is expected to significantly affect our operations or ability to pay dividends.

        Commercial paper borrowings are backed by unused commitments under our revolving credit agreements and reduce the amount available under the agreements. As of May 31, 2003, no commercial paper borrowings were outstanding and the entire amount under the credit facilities was available. There were no commercial paper borrowings outstanding at May 31, 2002.

        The components of unsecured debt (net of discounts) were as follows (in millions):

	May 31,
	2003	2002
Senior unsecured debt (fixed rates):
Interest rates of 6.63% to 7.25%, due through 2011	$747	$747
Interest rate of 9.65%, due in 2013	299	299
Interest rate of 7.80%, due in 2007	200	200
Bonds, interest rate of 7.60%, due in 2098	239	239
Medium term notes, interest rates of 8.00% to 10.57%, due through 2007	44	44

	$1,529	$1,529

        In conjunction with the acquisition of FedEx Freight East, debt of $240 million was assumed, a portion of which was refinanced subsequent to the acquisition. On April 5, 2002, we prepaid the remaining $101 million. The debt carried interest rates of 6.92% to 8.91% and was due in installments through 2012. Under the debt agreements, we incurred a prepayment penalty of $13 million, which was included in other nonoperating expense in 2002.

        Capital lease obligations include certain special facility revenue bonds which have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually with principal payments due at the end of the related lease agreements. In addition, during the fourth quarter of 2003, FedEx Express amended four leases for MD11 aircraft, which now commit FedEx Express to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, these amended leases are now accounted for as capital leases ($216 million at May 31, 2003).

        We incur other commercial commitments in the normal course of business to support our operations. Letters of credit at May 31, 2003 were $449 million. These instruments are generally required under certain U.S. domestic self-insurance programs and are used in the normal course of international operations. The underlying liabilities are reflected in the balance sheet. Therefore, no additional liability is reflected for the letters of credit.

        Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2003, are as follows (in millions):

Amount
2004	$275
2005	6
2006	257
2007	226
2008	—

        Long-term debt, exclusive of capital leases, had carrying values of $1.6 billion at each of May 31, 2003 and 2002, compared with estimated fair values of approximately $1.9 billion and $1.7 billion at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

Note 7:    Lease Commitments

        We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2039. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days' notice.

        The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2003	2002
Aircraft	$221	$—
Package handling and ground support equipment and vehicles	207	213
Other, principally facilities	137	138

	565	351
Less accumulated amortization	268	258

	$297	$93

        During the fourth quarter of 2003, FedEx Express amended four leases for MD11 aircraft, which now commit FedEx Express to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, these amended leases are now accounted for as capital leases.

        Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2003	2002	2001
Minimum rentals	$1,522	$1,453	$1,399
Contingent rentals	107	132	91

	$1,629	$1,585	$1,490

        Contingent rentals are based on hours flown under supplemental aircraft leases.

        A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2003 is as follows (in millions):

	Capital Leases	Operating Leases
2004	$44	$1,368
2005	125	1,285
2006	102	1,192
2007	11	1,155
2008	11	1,045
Thereafter	238	8,342

	531	$14,387

Less amount representing interest	109

Present value of net minimum lease payments	$422

        FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

Note 8:    Preferred Stock

        Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2003, none of these shares had been issued.

Note 9:    Common Stockholders' Investment

TREASURY SHARES

        During 2003, we purchased 3,275,000 treasury shares at an average cost of $56.66 per share and 3,350,000 treasury shares were repurchased in 2002 at an average cost of $52.70 per share. These repurchases were done under share repurchase programs aggregating 10,000,000 shares. Treasury shares have been utilized for issuances under the stock-based compensation plans discussed below. At May 31, 2003 and 2002, respectively, 406,304 and 382,046 shares remained in treasury.

STOCK COMPENSATION PLANS

        Fixed Stock Option Plans.    Under the provisions of our stock incentive plans, key employees and non-employee directors may be granted options to purchase shares of common stock at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors.

Option-vesting periods range from one to four years with more than 80% of stock option grants vesting ratably over 4 years. At May 31, 2003, there were 4,897,779 shares available for future grants under these plans.

        The weighted-average fair value of options granted during 2003, 2002 and 2001 was $17.12, $12.39 and $13.19, respectively.

        Beginning with the grants made on or after June 1, 1995, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions for each year's grants were as follows:

	2003	2002	2001
Dividend yield	.3785%	0%	0%
Expected volatility	35%	30%	35%
Risk-free interest rate	4.017%	4.777%	6.419%
Expected lives	4 years	4 years	4 years

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

        Forfeiture Rate.    This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This percentage is derived from historical experience and will lower pro forma compensation expense. Our forfeiture rate is approximately 8%.

        The following table summarizes information about our fixed stock option plans for the years ended May 31:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	17,306,014	$34.32	17,498,558	$30.24	15,010,651	$29.12
Granted and assumed	3,261,800	53.22	4,023,098	40.66	4,267,753 (1)	31.19
Exercised	(2,951,154)	27.73	(3,875,767)	22.34	(1,465,684)	20.02
Forfeited	(301,544)	40.47	(339,875)	35.06	(314,162)	37.25

Outstanding at end of year	17,315,116	38.88	17,306,014	34.32	17,498,558	30.24

Exercisable at end of year	8,829,515	33.58	8,050,362	29.98	8,704,009	25.09
(1)
Includes 1,479,016 options assumed upon acquisition of FedEx Freight East in 2001.

        The following table summarizes information about fixed stock options outstanding at May 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$13.00 - $19.50	1,929,105	2.2 years	$17.69	1,530,446	$17.35
19.54 - 29.31	1,749,156	3.8 years	23.90	1,605,896	23.92
29.53 - 44.30	8,425,094	6.9 years	37.56	4,277,660	35.81
45.59 - 57.84	5,211,761	8.0 years	53.88	1,415,513	55.38

13.00 - 57.84	17,315,116	6.4 years	38.88	8,829,515	33.58

        Total stock options outstanding at May 31, 2003 represented 5.5% of total outstanding common shares and options.

        Restricted Stock Plans.    Under the terms of our restricted stock plans, shares of common stock are awarded to key employees. All restrictions on the shares expire over periods varying from two to five years from their date of award. Shares are valued at the market price at the date of award. Compensation related to these plans is recorded as a reduction of common stockholders' investment and is amortized to expense as restrictions on such shares expire.

        The following table summarizes information about restricted stock awards for the years ended May 31:

	2003		2002		2001
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Awarded	343,500	$47.56	329,500	$43.01	330,250	$39.89
Forfeited	17,438	48.01	12,000	49.79	8,438	40.92

        At May 31, 2003, there were 519,976 shares available for future awards under these plans. Annual compensation cost for the restricted stock plans was approximately $12 million for 2003, 2002 and 2001.

Note 10:    Computation of Earnings Per Share

        The calculation of basic earnings per common share and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2003	2002	2001
Net income applicable to common stockholders	$830	$710	$584

Weighted-average common shares outstanding	298	298	289
Common equivalent shares:
Assumed exercise of outstanding dilutive options	15	16	14
Less shares repurchased from proceeds of assumed exercise of options	(10)	(11)	(10)

Weighted-average common and common equivalent shares outstanding	303	303	293

Basic earnings per common share	$2.79	$2.38	$2.02

Diluted earnings per common share	$2.74	$2.34	$1.99

Note 11:    Income Taxes

        The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2003	2002	2001
Current provision:
Domestic:
Federal	$112	$255	$290
State and local	28	39	43
Foreign	39	41	36

	179	335	369

Deferred provision (credit):
Domestic:
Federal	304	99	(23)
State and local	25	3	(3)
Foreign	—	(2)	—

	329	100	(26)

	$508	$435	$343

        A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2003	2002	2001
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	2.6	2.4	2.8
Other, net	0.4	0.1	(0.8)

Effective tax rate	38.0%	37.5%	37.0%

        The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment and leases	$303	$946	$266	$897
Employee benefits	270	407	273	126
Self-insurance accruals	259	—	288	—
Other	262	207	191	125

	$1,094	$1,560	$1,018	$1,148

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial was conducted in the U.S. District Court in Memphis and concluded on May 28, 2003. The Court has not indicated when it might render its decision.

        The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995 to 1998 period, including tax and interest through May 31, 2003, was approximately $202 million (representing $107 million of tax and $95 million of interest). In addition, we have continued to expense these types of maintenance costs subsequent to 1998. Previously, the IRS made similar attempts to require capitalization of airframe maintenance costs. In December 2000, the IRS issued a revenue ruling which permitted current deductions for routine airframe maintenance costs. As a result, the IRS conceded 100% of the airframe issue for 1993 to 1994 and we anticipate a similar result for all future years.

        We believe that our practice of expensing these types of maintenance costs is correct and consistent with industry practice and certain IRS rulings. We intend to vigorously contest the adjustments and do not believe it is probable that we will be required to pay $202 million to the IRS. Additionally, we expect to fully recover the amounts previously paid in litigation. Because the proposed adjustments relate solely to the timing of the income tax deduction for the above expenditures for federal income tax purposes, any adverse determination in this matter would not have an impact on our total income tax expense. Accordingly, we have not recognized any provision for the tax portion of the proposed deficiency. The income statement consequences if we do not prevail in the litigation on this matter would be for interest on the income taxes that would be payable upon assessment. The IRS has not assessed penalties on this matter. We do not expect any amounts that may ultimately be payable on this matter to be material to our financial position, results of operations or cash flows.

Note 12:    Employee Benefit Plans

        Pension Plans.    We sponsor defined benefit pension plans covering a majority of employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service, and provides benefits based on average earnings and years of service. Plan funding is actuarially determined and is subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Substantially all plan assets are actively managed. At May 31, 2003, plan assets totaled $5.8 billion, consisting of 70% marketable equity securities, 25% fixed income instruments and 5% private equity securities.

        During 2003, we announced to our employees that the FedEx Corporation Employees' Pension Plan would be amended to add a cash balance feature, which we call the Portable Pension Account. Eligible employees as of May 31, 2003 may make a one-time election to accrue future pension benefits under either the new cash balance formula or the traditional pension benefit formula. This election is entirely optional. In either case, employees will retain all benefits previously accrued under the traditional pension benefit formula and will continue to receive the benefit of future salary increases on benefits accrued as of May 31, 2003. Eligible employees hired after May 31, 2003 will participate in the Portable Pension Account. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material effect on 2004 results.

        Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Due to a lower discount rate, a lower expected long-term rate of return and a reduction in the value of plan assets as a result of investment losses at the measurement date for 2003 pension expense (February 28, 2002), our total net pension cost for 2003 increased by approximately $80 million.

        An increase in pension cost of approximately $115 million is expected for 2004 based primarily on a continuing decline in the discount rate (to 6.99%), a reduction in the expected long-term rate of return on plan assets (to 9.10%) and the amortization of unrealized actuarial losses. Management reviews the assumptions used to measure pension costs (including the discount rate and the expected long-term rate of return on pension assets) on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may continue to be experienced in the future.

        In 2001, we changed the actuarial valuation measurement date for our principal pension plans from May 31 to February 28 to conform to the measurement date used for our postretirement healthcare plans and to facilitate our planning and budgeting process. Additionally, we adopted a calculated-value method for determining the fair value of plan assets, which is a method more consistent with the long-term nature of pension accounting. These changes reduced total 2002 pension cost by approximately $32 million.

        Postretirement Healthcare Plans.    Certain of our subsidiaries offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. U.S. employees covered by the principal plan become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988.

        The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2003 and a statement of the funded status as of May 31, 2003 and 2002 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2003	2002	2003	2002
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$6,227	$5,384	$329	$286
Service cost	374	348	27	27
Interest cost	438	409	25	25
Actuarial loss (gain)	164	168	23	(1)
Benefits paid	(103)	(84)	(21)	(13)
Amendments, benefit enhancements and other	17	2	(1)	5

Projected benefit obligation at end of year	$7,117	$6,227	$382	$329

Accumulated Benefit Obligation	$6,009	$5,097

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,510	$5,622	$—	$—
Actual loss on plan assets	(663)	(191)	—	—
Company contributions	1,072	161	18	10
Benefits paid	(103)	(84)	(21)	(13)
Other	9	2	3	3

Fair value of plan assets at end of year	$5,825	$5,510	$—	$—

Funded Status of the Plans	$(1,292)	$(717)	$(382)	$(329)
Unrecognized actuarial loss (gain)	2,247	823	(38)	(59)
Unamortized prior service cost	123	130	(1)	3
Unrecognized transition amount	(7)	(8)	—	—

Prepaid (accrued) benefit cost	$1,071	$228	$(421)	$(385)

Amounts Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$1,269	$411	$—	$—
Accrued benefit liability	(198)	(183)	(421)	(385)
Minimum pension liability	(42)	(19)	—	—
Accumulated other comprehensive income	26	5	—	—
Intangible asset	16	14	—	—

Prepaid (accrued) benefit cost	$1,071	$228	$(421)	$(385)

        Our pension plans comprised the following components at May 31, 2003 and 2002 (in millions):

	U.S. Domestic Plans
					International Plans
	Qualified		Nonqualified				Total
	2003	2002	2003	2002	2003	2002	2003	2002
ABO	$5,725	$4,844	$130	$118	$154	$135	$6,009	$5,097

PBO	$6,793	$5,945	$144	$134	$180	$148	$7,117	$6,227
Fair Value of Plan Assets	5,747	5,432	—	—	78	78	5,825	5,510

Funded Status	$(1,046)	$(513)	$(144)	$(134)	$(102)	$(70)	$(1,292)	$(717)
Unrecognized actuarial loss	2,208	811	5	4	34	8	2,247	823
Unamortized prior service cost	105	114	18	16	—	—	123	130
Unrecognized transition amount	(8)	(10)	—	—	1	2	(7)	(8)

Prepaid (accrued) benefit cost	$1,259	$402	$(121)	$(114)	$(67)	$(60)	$1,071	$228

        The projected benefit obligation ("PBO") is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation ("ABO") also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through May 31.

        The measure of whether a pension plan is underfunded for financial accounting purposes is based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheet. In order to eliminate the need to recognize an additional minimum pension liability (generally required when the ABO exceeds the fair value of plan assets at the measurement date), we made $1.1 billion of tax-deductible contributions to our qualified U.S. domestic pension plans in 2003. No contributions for 2003 or 2002 were required under minimum funding standards and none are expected to be required in 2004.

        We have certain nonqualified defined benefit pension plans that are not funded because such funding provides no current tax benefit. Primarily related to those plans and certain international plans, we have ABOs aggregating approximately $284 million at May 31, 2003 and $180 million at May 31, 2002, with assets of $78 million at both dates. Plans with this funded status resulted in the recognition of a minimum pension liability in our balance sheets. This minimum liability was $42 million at May 31, 2003 and $19 million at May 31, 2002.

        Net periodic benefit cost for the three years ended May 31 was as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2003	2002	2001	2003	2002	2001
Service cost	$374	$348	$325	$27	$27	$25
Interest cost	438	409	382	25	25	23
Expected return on plan assets	(594)	(621)	(624)	—	—	—
Net amortization and deferral	10	13	(23)	(2)	(2)	(1)
Curtailment gain	—	—	—	—	—	(2)

	$228	$149	$60	$50	$50	$45

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

	Pension Plans				Postretirement Healthcare Plans
	2003		2002	2001	2003	2002	2001
Discount rate	6.99%		7.11%	7.74%	6.75%	7.30%	8.18%
Rate of increase in future compensation levels	3.15		3.25	4.00	—	—	—
Expected long-term rate of return on assets	10.10	*	10.90	10.90	—	—	—
*
For 2004, the expected long-term rate of return on plan assets will be 9.10%.

        Future medical benefit costs are estimated to increase at an annual rate of 12.50% during 2004, decreasing to an annual growth rate of 5.25% in 2010 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7.50% during 2004, decreasing to an annual growth rate of 5.25% in 2009 and thereafter. Our postretirement healthcare cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2003, or 2003 benefit expense.

        Defined Contribution Plans.    Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees. Profit sharing plans provide for discretionary employer contributions, which are determined annually by our Board of Directors. Other plans provide matching funds based on employee contributions to 401(k) plans. Expense under these plans was $82 million in 2003, $75 million in 2002 and $99 million in 2001. Included in these expense amounts are cash distributions made directly to employees of $9 million, $10 million and $45 million in 2003, 2002 and 2001, respectively.

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

        The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals (in millions):

	FedEx Express		FedEx Ground	FedEx Freight(1)	Other		Consolidated Total
Revenues
2003	$16,351		$3,413	$2,120	$603		$22,487
2002	15,327		2,711	1,960	609		20,607
2001	15,534		2,237	835	1,023		19,629
Depreciation and amortization
2003	$801		$153	$83	$314		$1,351
2002	806		132	86	340		1,364
2001	797		111	44	324		1,276
Operating income (loss)
2003	$786		$495	$178	$12		$1,471
2002	811		337	168	5		1,321
2001	847	(2)	175	55	(6	)(3)	1,071
Segment assets
2003	$10,963		$1,784	$1,729	$909		$15,385
2002	9,949		1,430	1,702	731		13,812
(1)
2001 includes the financial results of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 results are not comparable to 2003 and 2002.
(2)
Includes $93 million charge for impairment of certain assets related to the MD10 aircraft program and $9 million charge related to the Ayres program write-off.
(3)
Includes $22 million of FedEx Supply Chain Services reorganization costs.

        The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express	FedEx Ground	FedEx Freight(1)	Other	Consolidated Total
2003	$903	$250	$130	$228	$1,511
2002	1,059	212	82	262	1,615
2001	1,233	212	62	386	1,893
(1)
2001 includes the financial information of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 capital expenditures are not comparable to 2003 and 2002.

        The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2003	2002	2001
REVENUE BY SERVICE TYPE
FedEx Express:
Package:
U.S. overnight box	$5,432	$5,338	$5,830
U.S. overnight envelope	1,715	1,755	1,871
U.S. deferred	2,510	2,383	2,492

Total domestic package revenue	9,657	9,476	10,193
International priority	4,367	3,834	3,940

Total package revenue	14,024	13,310	14,133
Freight:
U.S.(1)	1,564	1,273	651
International	400	384	424

Total freight revenue	1,964	1,657	1,075
Other	363	360	326

Total FedEx Express	16,351	15,327	15,534
FedEx Ground	3,413	2,711	2,237
FedEx Freight(2)	2,120	1,960	835
Other	603	609	1,023

	$22,487	$20,607	$19,629

GEOGRAPHIC INFORMATION(3)
Revenues:
U.S.	$17,277	$15,968	$14,858
International	5,210	4,639	4,771

	$22,487	$20,607	$19,629

Long-lived assets:
U.S.	$9,908	$8,627	$8,637
International	1,536	1,520	1,254

	$11,444	$10,147	$9,891

(1)
Includes revenue from our air transportation agreement with the USPS which took effect in August 2001.
(2)
Results for 2001 include the financial results of FedEx Freight West from December 1, 2000 and of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes). Therefore, 2001 results are not comparable to 2003 and 2002.
(3)
International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

Note 14:    Supplemental Cash Flow Information

        Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2003	2002	2001
Interest (net of capitalized interest)	$125	$146	$139
Income taxes	53	312	445

        Noncash investing and financing activities for the years ended May 31 were as follows (in millions):

	2003	2002	2001
Fair value of treasury stock and common stock options issued in business acquisition	$—	$—	$506

Fair value of assets acquired under capital leases	$221	$—	$—

Note 15:    Guarantees and Indemnifications

        We adopted FIN 45 effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications we issue or modify subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. Our adoption of FIN 45 did not have any effect on our financial position or results of operations during 2003.

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

        Operating Leases.    We have guarantees under certain operating leases, amounting to $134 million as of May 31, 2003, for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

        Intra-company Guarantees.    Certain of our unsecured long-term debt (approximately $950 million) is guaranteed by our subsidiaries. The guarantees are full and unconditional, joint and several and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission regulations. FedEx, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

        Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. In certain cases, the bond proceeds were loaned to FedEx Express and are included in long-term debt and, in other cases, the related lease agreements are accounted for as either capital leases or operating leases. Approximately $800 million in principal of these bonds (with total future principal and interest payments of approximately $1.5 billion as of May 31, 2003) is unconditionally guaranteed by FedEx Express. Of the $800 million bond principal, $45 million was in long-term debt and $204 million was in capital lease obligations at May 31, 2003.

Note 16:    Variable Interest Entities

        FedEx Express entered into a lease in July 2001 for two MD11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. This lease is accounted for as an operating lease. Under current accounting principles generally accepted in the United States, the assets and the related obligations are excluded from the consolidated balance sheet and the entity is not consolidated. The original cost of the assets under the lease was approximately $150 million.

        This lease contains residual value guarantees that obligate FedEx Express, not the third-party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides FedEx Express with the right to receive any residual returns of the entity if they occur. At May 31, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million (included in the $134 million operating lease residual value guarantees disclosed in Note 15). Under FIN 46, we will be required to consolidate the separate entity that owns the two MD11 aircraft beginning September 1, 2003. Since the entity was created before February 1, 2003, we will initially measure the assets and liabilities at their carrying amounts, which are the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease. Accordingly, our long-term assets and long-term liabilities will increase by approximately $140 million at September 1, 2003. The consolidation of this VIE will not have a material effect on our results of operations.

Note 17:    Commitments and Contingencies

        Annual purchase commitments under various contracts as of May 31, 2003, were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2004	$31	$129	$286	$446
2005	8	183	84	275
2006	13	156	58	227
2007	111	141	16	268
2008	131	86	14	231
Thereafter	1,709	95	189	1,993
(1)
Primarily aircraft modifications.
(2)
Primarily vehicles, facilities, computers, other equipment and advertising and promotions contracts.

        FedEx Express is committed to purchase one A300, two A310s, ten A380s and 19 ATR42s to be delivered through 2012. Deposits and progress payments of $27 million have been made toward these purchases and other planned aircraft-related transactions.

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million has been received as of May 31, 2003. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review of this determination. We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur.

Note 18:    Legal Proceedings

        A class action lawsuit is pending in Federal District Court in San Diego, California against FedEx Express generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. At the hearing on the plaintiffs' motion for summary judgment, the court ruled against FedEx Express. Including accrued interest through May 31, 2003 and fees for the plaintiffs' attorney, the judgment totals approximately $70 million. We have denied any liability with respect to this claim and intend to vigorously defend ourselves in this case. We have appealed the judgment to the U.S. Court of Appeals for the 9th Circuit and oral argument is scheduled for July 2003. We expect a ruling in the next nine months. No accrual has been recorded as we believe the case is without merit and it is probable we will prevail upon appeal.

        The Illinois state court has approved a settlement of the Illinois fuel surcharge class action matter. The lawsuit alleges that FedEx Express imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of its contracts with customers. Under the terms of the settlement, we will issue coupons to qualifying class members toward the purchase of future FedEx Express shipping services. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. All appeals that were filed by class members have been resolved. Coupons will be issued to participating class members in early July 2003. The ultimate cost to us under the settlement agreement will not be material.

        Also, see Notes 11 and 17 for discussion of other legal proceedings.

        FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

Note 19:    Asset Impairments

        Asset impairment adjustments of $102 million at FedEx Express were recorded in the fourth quarter of 2001. Impaired assets were adjusted to fair value based on estimated fair market values. All charges relating to asset impairments were reflected as other operating expenses in the Consolidated Statements of Income. The asset impairment charge consisted of two parts (in millions):

Certain assets related to the MD10 aircraft program	$93
Ayres program deposits and other	9

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

        The MD10 program charge was comprised primarily of the write-down of impaired DC10 airframes, engines and parts to a nominal estimated salvage value. Costs relating to the disposal of the assets were also recorded. The disposal was substantially completed during 2002 and a $9 million credit was recognized in operating income in 2002. The Ayres program charge was comprised primarily of the write-off of deposits for aircraft purchases. Capitalized interest and other costs estimated to be unrecoverable in connection with the bankruptcy of Ayres Corporation were also expensed.

Note 20:    Related Party Transactions

        A member of our Board of Directors, J.R. Hyde, III, and his wife together own approximately 13% of HOOPS, L.P. ("HOOPS"), the owner of the NBA Memphis Grizzlies professional basketball team. Mr. Hyde, through one of his companies, also is the general partner of the minority limited partner of HOOPS. During 2002, FedEx entered into a multi-year, $90 million naming rights agreement with HOOPS that will be amortized to expense over the life of the agreement. Under this agreement, FedEx has certain marketing rights, including the right to name the new arena where the Grizzlies will play. Pursuant to a separate agreement with HOOPS, the City of Memphis and Shelby County, FedEx has agreed to pay $2.5 million a year for the balance of the twenty-five year term of the agreement if HOOPS terminates its lease for the new arena after 17 years. FedEx also purchased $2 million of municipal bonds issued by the Memphis and Shelby County Sports Authority, the proceeds of which are to be used to finance a portion of the construction costs of the new arena.

Note 21:    Other Events

        On June 2, 2003, FedEx Express announced it will offer voluntary early retirement and severance programs during 2004 to continue resizing the FedEx Express U.S. organization and improving profitability. The first program will offer voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, to certain groups of employees who are age 50 or older. The second program will offer voluntary severance incentives to eligible employees. Both programs are limited to eligible U.S. salaried staff employees and managers at FedEx Express.

        Depending on employee acceptance rates, the pretax charge for these programs is estimated to be $230 million to $290 million in 2004, with most of the charge to be incurred in the first half of the year. Approximately one-third of the pretax charge will be cash. The remainder of the costs relate primarily to pension and postretirement healthcare liabilities. The cost of these programs will be reflected as a separate component of operating expenses.

        On April 24, 2001, a subsidiary of FedEx Services committed to a plan to reorganize certain of its unprofitable, nonstrategic logistics business and reduce overhead. Total 2001 costs of $22 million were recorded in connection with this plan, primarily comprising costs for estimated contractual settlements of $8 million, asset impairment charges of $5 million and severance and employee separation of $5 million. Asset impairment charges were recognized to reduce the carrying value of long-lived assets (primarily software) to estimated fair values and an accrual of $17 million was recorded for the remaining reorganization costs. All charges were reflected as other operating expenses in the consolidated statements of income. The reorganization was completed in 2002 and based on actual expenses incurred during the year, a $3 million credit was recognized in operating income. Approximately 120 principally administrative positions were eliminated under the plan. The balance of the accrual at May 31, 2003 and 2002 was zero.

Note 22:    Summary of Quarterly Operating Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2003
Revenues	$5,445	$5,667	$5,545	$5,830
Operating income	283	427	269	492
Net income	158	245	147	280
Basic earnings per common share(1)	0.53	0.82	0.49	0.94
Diluted earnings per common share	0.52	0.81	0.49	0.92
2002
Revenues	$5,037	$5,135	$5,019	$5,416
Operating income	235	433	237	416
Income before cumulative effect of change in accounting principle	124	245	120	236
Net income	109	245	120	236
Basic earnings per common share:
Income before cumulative change in accounting principle	0.42	0.82	0.40	0.79
Cumulative effect of change in accounting for goodwill(2)	(0.05)	—	—	—

Basic earnings per common share	0.37	0.82	0.40	0.79
Diluted earnings per common share:
Income before cumulative change in accounting principle	0.41	0.81	0.39	0.78
Cumulative effect of change in accounting for goodwill(2)	(0.05)	—	—	—

Diluted earnings per common share	0.36	0.81	0.39	0.78
(1)
The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.
(2)
See Note 4 for additional information.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2003 and 2002, and for each of the two years in the period ended May 31, 2003, and have issued our report thereon dated June 23, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included Schedule II—Valuation and Qualifying Accounts as of May 31, 2003 and 2002, and for each of the two years in the period ended May 31, 2003, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statement schedule of FedEx Corporation as of May 31, 2001 and for the year then ended was subjected to auditing procedures applied by other auditors, who have ceased operations, in their audit of the consolidated financial statements and whose report dated June 27, 2001, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of May 31, 2003 and 2002 and for each of the two years in the period ended May 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                          /s/ Ernst & Young LLP

Memphis, Tennessee
June 23, 2003

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

                          /s/ Arthur Andersen LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with FedEx Corporation's filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

S-1.2

SCHEDULE II

FEDEX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Year
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2003	$84	$105		$—		$103	(b)	$86
2002	$90	$110		$—		$116	(b)	$84
2001	$81	$114		$11	(a)	$116	(b)	$90
Sales Returns and Other Allowances
2003	$63	$—		$342	(c)	$342	(d)	$63
2002	$47	$—		$314	(c)	$298	(d)	$63
2001	$49	$—		$322	(c)	$324	(d)	$47
Inventory Valuation Allowance:
2003	$91	$12		$—		$2		$101
2002	$78	$14		$—		$1		$91
2001	$69	$11		$—		$2		$78
Supply Chain Services Restructuring Reserve:
2003	$—	$—		$—		$—		$—
2002	$12	$(3	)(e)	$—		$9	(f)	$—
2001	$—	$17		$—		$5	(f)	$12
(a)
Reclassifications and reserves assumed in connection with acquisitions
(b)
Uncollectible accounts written off, net of recoveries
(c)
Principally charged against revenue
(d)
Service failures, rebills and other
(e)
Change in estimate, credited to operations
(f)
Amounts paid and charged to reserve

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
10.23
Twenty-Second Supplemental Lease Agreement dated as of March 15, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)
10.24
Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx's FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
*10.25	Twenty-Fourth Supplemental Lease Agreement dated as of May 1, 2003 between the Authority and FedEx Express.
10.26
Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
10.27
Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)
10.28
Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)
10.29
Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.30
Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx's FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.31
Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.32
Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
10.33
Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements
10.34
Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.35
Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx's FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
U.S. Postal Service Agreements
10.36
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
10.37
Retail Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's Current Report on Form 8-K dated January 10, 2001, and incorporated herein by reference.)
10.38
Addendum dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.39
Amendment dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.40
Letter Amendment dated September 26, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.41
Amendment dated August 31, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.42
Amendment dated August 28, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.43
First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.44
First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.45
Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY03 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
*10.46
Amendment dated May 28, 2003 and First Amendment to Third Addendum dated June 4, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
Financing Agreements
10.47
Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48
First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.4 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.49
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
Employee Benefit/Compensation Plans
10.50
1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx Express's Registration Statement No. 33-20138 on Form S-8, and incorporated herein by reference.)
10.51
1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)
10.52
1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express's FY93 Definitive Proxy Statement, Commission File No. 1-7806, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express's FY94 Annual Report on Form 10-K, and is incorporated herein by reference.)
10.53	Amendment to 1987 and 1989 Stock Incentive Plans. (Filed as Exhibit 10.27 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)
10.54	Amendment to 1987, 1989 and 1993 Stock Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express's FY94 Annual Report on Form 10-K, and incorporated herein by reference.)
10.55
1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express's FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)
10.56	Amendment to 1987, 1989, 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.57
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
10.58	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx's FY98 Definitive Proxy Statement, and incorporated herein by reference.)
10.59
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
10.60
2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx's Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx's Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)
10.61
1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (The 1995 Restricted Stock Plan was filed as Exhibit B to FedEx Express's FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as Exhibit 10.80 to FedEx Express's FY96 Annual Report on Form 10-K, and is incorporated herein by reference.)
10.62
1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.63	Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx's FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.64
2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)
10.65	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx's FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.66
FedEx Express's Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
*10.67	First Amendment dated as of March 1, 2000 to FedEx Express's Retirement Parity Pension Plan.

*10.68	Joint Amendment dated as of May 31, 2003 to FedEx Express's Retirement Parity Pension Plan and FedEx Ground's 401(a)(17) Benefit Plan and Excess Benefit Plan.
*10.69	Description of Annual Bonus Plan.
*10.70	Description of Long-Term Performance Bonus Plan.
10.71	FedEx's Retirement Plan for Outside Directors. (Filed as Exhibit 10.85 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.72	First Amendment to FedEx's Retirement Plan for Outside Directors. (Filed as Exhibit 10.86 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.73	FedEx's Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.74
Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Kenneth R. Masterson and Daniel J. Sullivan. (Filed as Exhibit 10.60 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
Other Exhibits
*12	Statement re Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Registrant.
*23.1	Consent of Ernst & Young LLP, Independent Auditors.
*23.2	Information Regarding Consent of Arthur Andersen LLP.
*24	Powers of Attorney.
*99.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*99.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
*99.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FEDEX CORPORATION CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
FEDEX CORPORATION CONSOLIDATED STATEMENTS OF INCOME (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
FEDEX CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME (IN MILLIONS, EXCEPT SHARE DATA)
FEDEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)
FEDEX CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
  SCHEDULE II
FEDEX CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001 (In millions)
EXHIBIT INDEX