Form 10-Q
period 2003-08-31
FEDEX CORP
filed 2003-09-19
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003,
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-15829

FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 15, 2003
Common Stock, par value $0.10 per share	298,293,433

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets August 31, 2003 and May 31, 2003	3-4
Condensed Consolidated Statements of Income Three Months Ended August 31, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7-14
Independent Accountants' Review Report	15
ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	16-29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4. Controls and Procedures	30
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K	31
Signature	32
Exhibit Index	E-1

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	August 31, 2003 (Unaudited)	May 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$706	$538
Receivables, less allowances of $135 and $149	2,625	2,627
Spare parts, supplies and fuel, less allowances of $104 and $101	220	228
Deferred income taxes	416	416
Prepaid expenses and other	126	132

Total current assets	4,093	3,941
PROPERTY AND EQUIPMENT, AT COST	19,196	19,017
Less accumulated depreciation and amortization	10,511	10,317

Net property and equipment	8,685	8,700
OTHER LONG-TERM ASSETS
Goodwill	1,063	1,063
Prepaid pension cost	1,147	1,269
Other assets	477	412

Total other long-term assets	2,687	2,744

	$15,465	$15,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	August 31, 2003 (Unaudited)	May 31, 2003
CURRENT LIABILITIES
Current portion of long-term debt	280	308
Accrued salaries and employee benefits	645	724
Accounts payable	1,136	1,168
Accrued expenses	1,180	1,135

Total current liabilities	3,241	3,335
LONG-TERM DEBT, LESS CURRENT PORTION	1,815	1,709
OTHER LONG-TERM LIABILITIES
Deferred income taxes	917	882
Pension, postretirement healthcare and other benefit obligations	681	657
Self-insurance accruals	549	536
Deferred lease obligations	439	466
Deferred gains, principally related to aircraft transactions	446	455
Other	50	57

Total other long-term liabilities	3,082	3,053
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' INVESTMENT
Common stock, $.10 par value; 800 million shares authorized, 299 million shares issued	30	30
Additional paid-in capital	1,055	1,088
Retained earnings	6,349	6,250
Accumulated other comprehensive loss	(40)	(30)
Treasury stock, at cost and deferred compensation	(67)	(50)

Total common stockholders' investment	7,327	7,288

	$15,465	$15,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2003		2002
REVENUES		$5,687		$5,445
OPERATING EXPENSES:
Salaries and employee benefits		2,570		2,426
Purchased transportation		555		518
Rentals and landing fees		429		444
Depreciation and amortization		334		339
Fuel		322		294
Maintenance and repairs		364		371
Business realignment costs		132		—
Other		781		770

		5,487		5,162

OPERATING INCOME		200		283
OTHER INCOME (EXPENSE):
Interest, net		(5)		(31)
Other, net		1		3

		(4)		(28)

INCOME BEFORE INCOME TAXES		196		255
PROVISION FOR INCOME TAXES		68		97

NET INCOME		$128		$158

EARNINGS PER COMMON SHARE:
Basic		$.43		$.53

Diluted		$.42		$.52

DIVIDENDS DECLARED PER COMMON SHARE	$	..10	$	..05

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended August 31,
	2003	2002
Operating Activities:
Net income	$128	$158
Noncash charges (credits):
Depreciation and amortization	334	339
Other, net	43	23
Changes in operating assets and liabilities, net	68	(39)

Net cash provided by operating activities	573	481
Investing Activities:
Capital expenditures	(300)	(536)
Proceeds from asset dispositions	9	5

Net cash used in investing activities	(291)	(531)
Financing Activities:
Principal payments on debt	(31)	—
Proceeds from stock issuances	44	8
Dividends paid	(15)	(15)
Purchase of treasury stock	(112)	(41)

Net cash used in financing activities	(114)	(48)

Net increase (decrease) in cash and cash equivalents	168	(98)
Cash and cash equivalents at beginning of period	538	331

Cash and cash equivalents at end of period	$706	$233

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   Summary of Significant Accounting Policies

GENERAL

        These interim financial statements of FedEx Corporation ("FedEx") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2003. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2003 and the consolidated results of our operations and cash flows for the three-month periods ended August 31, 2003 and 2002. Operating results for the three-month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004.

        Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2004 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        RECENT ACCOUNTING PRONOUNCEMENTS.    During the first quarter of 2004, we adopted Statement of Financial Accounting Standards No. ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activity." The adoption of these statements did not have any effect on our financial position or results of operations.

        AIRLINE STABILIZATION COMPENSATION.    In March 2003, the Department of Transportation ("DOT") asserted that we were overpaid under the Air Transportation Safety and System Stabilization Act (the "Act") by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review of this determination. We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable we have recorded, and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation recognized in 2002 could occur.

        STOCK COMPENSATION.    We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations to measure compensation expense for stock-based compensation plans. See Note 6 for a discussion of the assumptions underlying the pro forma calculations below. If compensation cost for stock-based compensation plans had been determined under SFAS 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three-month periods ended August 31, 2003 and 2002, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Three Months Ended August 31,
	2003	2002
Net income, as reported	$128	$158
Add: Stock compensation included in reported net income, net of tax	9	—
Deduct: Total pro forma stock compensation expense, net of tax benefit	11	9

Pro forma net income	$126	$149

Earnings per common share:
Basic—as reported	$.43	$.53

Basic—pro forma	$.42	$.50

Diluted—as reported	$.42	$.52

Diluted—pro forma	$.42	$.49

(2)   Business Realignment Costs

        During the first quarter of 2004, Federal Express Corporation ("FedEx Express") offered early retirement and severance programs to continue resizing the FedEx Express U.S. organization and improving profitability. Voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, were offered to certain groups of employees who are age 50 or older. Voluntary severance incentives were offered to eligible employees. Both programs commenced August 1, 2003, are limited to eligible U.S. salaried staff employees and managers at FedEx Express and will expire during the second quarter of 2004. Also, certain management positions were eliminated during the first quarter of 2004, based on the anticipated staff reductions from the voluntary programs.

        The pretax cost for these voluntary programs and certain management severance is estimated to be $230 million to $290 million in 2004, with most of the cost to be incurred in the first half of the year. The ultimate cost will depend on actual employee acceptance rates of the voluntary programs. Between one-third and one-half of the pretax cost will be cash. The remainder of the costs relate primarily to incremental pension and postretirement healthcare benefits. Costs for the benefits provided under the voluntary programs are recognized in the period that eligible employees accept the offer. The cost of these initiatives is reflected as a separate component of operating expenses in the caption "Business realignment costs" in our unaudited condensed consolidated statements of income. The savings from these initiatives will be reflected primarily in lower ongoing salaries, wages and benefit costs.

        During the first quarter, we incurred $132 million of business realignment costs. Voluntary early retirement and severance program costs were $91 million. Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits, and professional fees directly associated with this initiative were $41 million during the first quarter. No material payments of these costs were made in the first quarter of 2004.

(3)   Goodwill and Other Intangible Assets

        The carrying amount of goodwill at August 31, 2003 and May 31, 2003 was attributable as follows: $397 million to the FedEx Express Segment and $666 million to the FedEx Freight Segment.

        The components of our amortizing intangible assets, included in other long-term assets on the accompanying unaudited condensed balance sheets, were as follows (in millions):

	August 31, 2003		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(38)	$73	$(37)
Technology based and other	41	(14)	40	(12)

Total	$114	$(52)	$113	$(49)

        Amortization expense for intangible assets other than goodwill during the first quarter of 2004 was $3 million. Estimated amortization expense is $6 million for the remainder of 2004 and $8 million for each of the four succeeding fiscal years.

(4)   Comprehensive Income

        The following table provides a reconciliation of net income reported in our condensed consolidated financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2003	2002
Net income	$128	$158
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred tax benefit of $4 and deferred taxes of $1	(10)	2

Comprehensive income	$118	$160

(5)   Financing Arrangements

        From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and reduces the amount available under these agreements. One revolver provides for $750 million through September 28, 2006. The second is a 364-day facility providing for $250 million through September 26, 2003. We intend to renew the 364-day facility through September 2004. At August 31, 2003, no commercial paper borrowings were outstanding and the entire amount under the credit facilities was available.

(6)   Stock Option Assumptions

        We account for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted to employees only for the excess of the market price of our common stock at the date of grant over the option exercise price. All of our options have an exercise price equal to the fair value of our stock at the date of grant so no compensation expense is recorded.

        Some companies recognize compensation expense for the fair value of the option right itself. We have elected not to adopt this accounting method because it requires the use of subjective valuation models, which we believe are not representative of the real value of the option to either FedEx or our employees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter. We use the Black-Scholes option pricing model to calculate the fair value of options for our pro forma disclosures. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. Following is a table of the key weighted average assumptions used in the option valuation calculations for the options granted in the three-month periods ended August 31, 2003 and 2002 and a discussion of our methodology for developing each of the assumptions used in the valuation model.

	Three Months Ended August 31,
	2003	2002
Expected lives	4 years	4 years
Expected volatility	32.62%	34.95%
Risk-free interest rate	2.05%	4.19%
Dividend yield	0.310%	0.378%

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

        Forfeiture Rate.    This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This percentage is derived from historical experience and will lower compensation expense. Our forfeiture rate is approximately 8%.

        During the first quarter of 2004, we made option grants of 3,548,550 shares at a weighted average exercise price of $64.53 per share, primarily in connection with our principal annual stock option grant. The weighted average Black-Scholes value of these grants under the assumptions indicated above was $17.97 per option.

        Total stock options outstanding at August 31, 2003 represented 6.1% of total outstanding common shares and options.

(7)    Computation of Earnings Per Share

        The calculation of basic and diluted earnings per common share for the three-month periods ended August 31, 2003 and 2002 was as follows (in millions, except per share amounts):

	Three Months Ended August 31,
	2003	2002
Net income applicable to common stockholders	$128	$158

Weighted-average shares of common stock outstanding	298	298
Common equivalent shares:
Assumed exercise of outstanding dilutive options	17	15
Less shares repurchased from proceeds of assumed exercise of options	(12)	(11)

Weighted-average common and common equivalent shares outstanding	303	302

Basic earnings per share	$.43	$.53

Diluted earnings per share	$.42	$.52

(8)   Business Segment Information

        We are a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by FedEx Express, the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service; and FedEx Freight Corporation ("FedEx Freight"), the largest U.S. provider of regional less-than-truckload ("LTL") freight services. These businesses form the core of our reportable segments. Other business units in the FedEx portfolio are FedEx Trade Networks, Inc., a global trade services company; FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Supply Chain Services, Inc., a contract logistics provider; and Caribbean Transportation Services, Inc. a leading provider of airfreight forwarding services.

        Effective in 2004, we changed the reporting and responsibility relationships of our smaller business units so that they now report directly to a core segment. As a result, our reportable segments now include the following businesses:

FedEx Express Segment	FedEx Express
FedEx Trade Networks
FedEx Ground Segment	FedEx Ground
FedEx Supply Chain Services
FedEx Freight Segment	FedEx Freight
FedEx Custom Critical
Caribbean Transportation Services

        The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions). Prior year amounts have been reclassified to conform to the new segment presentation.

	Three Months Ended August 31,
	2003	2002
Revenue
FedEx Express Segment	$4,137	$3,962
FedEx Ground Segment	914	869
FedEx Freight Segment	637	615
Eliminations and other	(1)	(1)

	$5,687	$5,445

Operating Income
FedEx Express Segment	$23	$128
FedEx Ground Segment	116	101
FedEx Freight Segment	61	54

	$200	$283

(9)   Guarantees and Indemnifications

        We adopted Financial Accounting Standards Board Interpretation No. ("FIN") 45 effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications we issue or modify subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. Substantially all of our guarantees and indemnifications were entered into prior to December 31, 2002 and have not been modified since then. Therefore, no amounts have been recognized in our financial statements for the underlying fair value of these agreements. During the first quarter, there were no contracts entered into or modified containing guarantees or indemnifications that must be recognized or disclosed.

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

(10) Variable Interest Entities ("VIE")

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

        This lease contains residual value guarantees that obligate FedEx Express, not the third party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides FedEx Express with the right to receive any residual returns of the entity if they occur. At August 31, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million. Under FIN 46, we will be required to consolidate the separate entity that owns the two MD11 aircraft beginning September 1, 2003. Since the entity was created before February 1, 2003, we will initially measure the assets and liabilities at their carrying amounts, which are the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease. Accordingly, our long-term assets and long-term liabilities will increase by approximately $140 million at September 1, 2003. The consolidation of this VIE will not have a material effect on our financial position, results of operations or cash flows.

(11) Commitments and Contingencies

        As of August 31, 2003, our purchase commitments for the remainder of 2004 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2004 (remainder)	$37	$109	$237	$383
2005	8	175	98	281
2006	13	143	64	220
2007	111	112	19	242
2008	131	74	15	220
Thereafter	1,709	79	189	1,977

(1)
Primarily aircraft modifications.
(2)
Primarily vehicles, facilities, computers, other equipment and advertising and promotions contracts.

        FedEx Express is committed to purchase one A300, two A310s, ten A380s, 17 ATR42s and two ATR72s to be delivered through 2012. Deposits and progress payments of $26 million have been made toward these purchases and other planned aircraft-related transactions.

        In September 2003, the 9th Circuit Court of Appeals ruled in our favor in the class action lawsuit alleging we improperly suspended our money-back guarantee during the UPS strike in 1997. The lower court had entered judgment against FedEx Express of approximately $70 million, including accrued interest through August 31, 2003 and fees for the plaintiffs' attorney. The court of appeals has overturned that decision and entered judgment in FedEx's favor.

        In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The court held that these costs were ordinary and necessary business expenses and properly deductible by us. In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS had proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. Although the IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts, we believe this ruling should also apply to future tax years.

        As a result of this ruling, we recognized a one-time benefit of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned to date on the amount we paid in 2001. These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million). Future periods are not expected to be materially affected by the resolution of this matter.

        FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(12) Related Party Transactions

        In November 1999, FedEx entered into a multi-year naming rights agreement with the National Football League Washington Redskins professional football team. Under this agreement, FedEx has certain marketing rights, including the right to name the Redskins' stadium "FedExField." In August 2003, Frederick W. Smith, Chairman, President and Chief Executive Officer of FedEx, personally acquired an approximate 10% ownership interest in the Washington Redskins and joined its board of directors.

(13) Supplemental Cash Flow Information

	Three Months Ended August 31,
	2003	2002
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$61	$54
Income taxes	75	7

        During the first quarter of 2004, FedEx Express amended two leases for MD11 aircraft, which now require FedEx Express to record $110 million in both fixed assets and long-term liabilities.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
FedEx Corporation

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of August 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FedEx Corporation as of May 31, 2003, and the related consolidated statements of income, changes in stockholders' investment and comprehensive income, and cash flows for the year then ended not presented herein and in our report dated June 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                        /s/ Ernst & Young LLP

Memphis, Tennessee
September 16, 2003

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies and estimates, of FedEx. This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended May 31, 2003 ("Annual Report"), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

        FedEx is one of the largest transportation companies in the world. Our business strategy is to offer a portfolio of transportation services through our independently operated business units. These business units are primarily represented by FedEx Express, the world's largest express transportation company; FedEx Ground, North America's second largest provider of small-package ground delivery service; and FedEx Freight, the largest U.S. provider of regional less-than-truckload ("LTL") freight services. These businesses form the core of our reportable segments. Effective in 2004, we changed the reporting and responsibility relationships of our smaller business units so that they now report directly to a core segment. See the "Reportable Segments" section for further discussion.

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

        Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2004 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts
Three-month periods ended August 31:

	2003		2002	Percent Change
Revenues	$5,687		$5,445	+4
Operating income	200	(1)	283	-29
Operating margin	3.5%		5.2%
Net income	$128	(1)(2)	$158	-19

Diluted earnings per share	$0.42	(1)(2)	$0.52	-19

(1)
Includes $132 million ($82 million, net of tax, or $0.27 per diluted share) of business realignment costs described further below.
(2)
Includes a $26 million, net of tax, or $0.08 per diluted share benefit related to a favorable ruling on an IRS tax case described further below.

        Revenue growth of 4% during the first quarter of 2004 was attributable to strong growth of international yields at FedEx Express, as well as increased yields at FedEx Ground and FedEx Freight, led by continued growth of FedEx Ground's home delivery service. FedEx Ground and FedEx Freight volumes were negatively affected early in the first quarter of 2004 by weaker than expected inventory replenishment in the retail sector.

        Operating income in the first quarter of 2004 decreased 29% due to FedEx Express business realignment costs of $132 million related to early retirement and severance programs. See "Business Realignment Costs" for a discussion of these costs. These costs more than offset an improvement in the operating margins of FedEx Ground and FedEx Freight. Operating income was also negatively affected by higher pension and healthcare costs in the first quarter.

        During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The court held that these costs were ordinary and necessary business expenses and properly deductible. As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned to date on amounts previously paid to the IRS. Future periods are not expected to be materially affected by the resolution of this matter (also, see Note 11 to the accompanying financial statements).

        Net interest expense decreased 84% in the first quarter of 2004, primarily due to the favorable resolution of the tax case described above. The reduction of our effective tax rate for the first quarter of 2004 to 34.5% was also due to the tax ruling described above. The effective tax rate for the first quarter and full year of 2003 was 38%. We expect the effective tax rate to be approximately 38% for the second through fourth quarters of 2004 and 37.5% for the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

        Net income and diluted earnings per share decreased in the first quarter of 2004 due to the business realignment costs at FedEx Express. These costs were $132 million ($82 million, net of tax, or $0.27 per diluted share) and were partially offset by the $26 million, net of tax, or $0.08 per diluted share benefit recognized due to the favorable ruling on the IRS tax case.

Business Realignment Costs

        During the first quarter of 2004, FedEx Express offered early retirement and severance programs to continue resizing the FedEx Express U.S. organization and improving profitability. Voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, were offered to certain groups of employees who are age 50 or older. Voluntary severance incentives were offered to eligible employees. Both programs commenced August 1, 2003, are limited to eligible U.S. salaried staff employees and managers at FedEx Express and will expire during the second quarter of 2004. Also, certain management positions were eliminated during the first quarter of 2004, based on the anticipated staff reductions from the voluntary programs.

        The pretax cost for these voluntary programs and certain management severance is estimated to be $230 million to $290 million in 2004, with most of the cost to be incurred in the first half of the year. The ultimate cost will depend on actual employee acceptance rates of the voluntary programs. Between one-third and one-half of the pretax costs will be cash. The remainder of the costs relate primarily to incremental pension and postretirement healthcare benefits. Costs for the benefits provided under the voluntary programs are recognized in the period that eligible employees accept the offer. The cost of these initiatives is reflected as a separate component of operating expenses in the caption "Business realignment costs" in our unaudited condensed consolidated statements of income. We continue to expect the savings from these initiatives to be $100 million to $130 million in 2004, primarily in the second half of the year. The savings will be reflected primarily in lower ongoing salaries, wages and benefit costs. Based on employee acceptance levels to date, we believe the costs and savings will be near the high end of the ranges.

        During the first quarter, we incurred $132 million of business realignment costs. Voluntary early retirement and severance program costs were $91 million. Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits and professional fees directly associated with this initiative, were $41 million during the first quarter. No material payments of these costs were made in the first quarter of 2004.

        Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, particularly at FedEx Express, while maintaining our industry-leading service levels. We have significantly decreased capital expenditures by reducing aircraft orders, consolidating facilities and discontinuing low-value programs. The early retirement and severance programs are another step in this ongoing process of reducing our cost structure in order to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.

Outlook

        Our current outlook assumes year-over-year economic improvement, particularly in the manufacturing and wholesale sectors, to be evident in our second half results as we anticipate revenue and volume growth in all segments. We continue to believe the fundamentals for domestic economic acceleration in the U.S. economy are in place, including supportive conditions in the overall financial markets, the tax stimulus package, continued accommodative monetary policy and improved consumer confidence. Our management teams are focusing on sizing our networks for current economic conditions, improving our service offerings, enhancing the customer experience and positioning FedEx to take full advantage of an economic recovery. We continue to believe we are well positioned for long-term growth when the economy recovers and experiences sustained growth.

        Increasing pension and healthcare expenses, as well as the net costs of our early retirement and severance programs discussed above, will negatively impact operating income and margins during the remainder of 2004. We expect our net pension cost for 2004 will increase by approximately $115 million. Despite these increases in employee retirement costs, our retirement programs continue to be adequately funded with assets more than sufficient to meet our current obligations.

        Future results will depend upon a number of factors, including the timing, speed and magnitude of the U.S. domestic economic recovery, international economic conditions, the extent to which eligible employees participate in our early retirement and severance programs, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels and our ability to effectively leverage our new service and growth initiatives. In addition, adjustments to our fuel surcharges lag changes in actual jet and diesel fuel prices paid. Therefore, our operating income could be materially affected should the spot price of fuel suddenly change by a significant amount or should we be unable to further increase our fuel surcharge in response to rising fuel prices due to competitive pressures.

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

REPORTABLE SEGMENTS

        FedEx Express, FedEx Ground and FedEx Freight form the core of our reportable segments. Effective in 2004, we changed the reporting and responsibility relationships of our smaller business units so they now report directly to a core segment. As a result, our reportable segments now include the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services)
FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx Supply Chain Services (contract logistics)
FedEx Freight Segment	FedEx Freight (regional LTL freight) FedEx Custom Critical (surface-expedited transportation) Caribbean Transportation Services (airfreight forwarding)

        FedEx Services provides the customer-facing sales, marketing and information technology functions, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground and FedEx Freight, and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Prior year amounts have been reclassified to conform to the new segment presentation. Management evaluates segment financial performance based on operating income.

FEDEX EXPRESS SEGMENT

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2003	2002	Percent Change
Revenues:
Package:
U.S. overnight box	$1,348	$1,335	+1
U.S. overnight envelope	432	427	+1
U.S. deferred	606	591	+3

Total U.S. domestic package revenue	2,386	2,353	+1
International Priority (IP)	1,155	1,030	+12

Total package revenue	3,541	3,383	+ 5
Freight:
U.S.	365	380	-4
International	105	92	+14

Total freight revenue	470	472	—
Other(1)	126	107	+18

Total revenues	4,137	3,962	+4
Operating expenses:
Salaries and employee benefits	1,834	1,719	+7
Purchased transportation	158	144	+10
Rentals and landing fees	370	382	- 3
Depreciation and amortization	204	204	—
Fuel	293	271	+8
Maintenance and repairs	285	294	-3
Business realignment costs	132	—	n/a
Intercompany charges, net	342	335	+2
Other	496	485	+2

Total operating expenses	4,114	3,834	+7

Operating income	$23	$128	-82

Operating margin	0.6%	3.2%

Package Statistics(2):
Average daily package volume (ADV):
U.S. overnight box	1,169	1,153	+1
U.S. overnight envelope	682	680	—
U.S. deferred	871	846	+3

Total U.S. domestic ADV	2,722	2,679	+2
IP	370	358	+3

Total ADV	3,092	3,037	+2

Revenue per package (yield):
U.S. overnight box	$18.02	$18.08	—
U.S. overnight envelope	9.90	9.81	+1
U.S. deferred	10.87	10.93	-1
U.S. domestic composite	13.70	13.72	—
IP	48.80	44.98	+8
Composite package yield	17.90	17.40	+3
Freight statistics(2):
Average daily freight pounds:
U.S.	7,898	8,965	-12
International	2,276	2,019	+13

Total average daily freight pounds	10,174	10,984	-7

Revenue per pound (yield):
U.S.	$.72	$.66	+9
International	.72	.71	+ 1
Composite freight yield	.72	.67	+7

(1)
Other includes, among other things, FedEx Trade Networks.
(2)
Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

        During the first quarter of 2004, total revenue increased 4%, principally due to an increase in IP revenues. IP revenues grew 12% on 8% yield growth and 3% volume growth. Average daily volume growth was 9% in the Asian market. Outbound shipments from the U.S., Europe and Latin America experienced modest average daily volume growth. U.S. domestic volumes at FedEx Express increased, yet continue to be below levels experienced prior to the economic slowdown, which began in calendar 2001. Freight revenue decreased slightly due to lower U.S. domestic volumes, despite increased yields.

        U.S. domestic composite yield was flat as a slight decline in average rate per pound was offset by increased fuel surcharge revenue. For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 3.5% became effective January 6, 2003. The increase in IP yield was primarily attributable to Europe and was due to favorable exchange rate differences and increases in average weight per package and fuel surcharge revenue.

        Fuel surcharge revenue was higher in the first quarter of 2004 due to higher jet fuel prices and the introduction of a dynamic international fuel surcharge in September 2002. Our fuel surcharge is based on the spot price for jet fuel. Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 5.0% during the first quarter and between 2.0% and 2.5% during the prior year period. International fuel surcharges were as high as 4% during the first quarter of 2004.

FedEx Express Segment Operating Income

        Operating income at FedEx Express decreased during the first quarter of 2004. The decrease was attributable to $132 million of costs related to our early retirement and severance programs. Increases in revenues and ongoing cost control efforts offset higher salaries, wages and benefits from higher pension and healthcare costs and base salary increases. First quarter results for 2003 included a gain realized from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the quarter.

        During the first quarter, fuel costs were higher, due to a 9% increase in the average price per gallon of aircraft fuel. However, fuel surcharge revenue more than offset higher jet fuel prices. Maintenance expenses declined 3% during the first quarter.

        Purchased transportation costs increased in the first quarter as IP volume growth led to an increase in the utilization of global service providers. Rentals and landing fees decreased due to the amendment of six operating leases for MD11 aircraft that resulted in these aircraft being recorded in fixed assets. Depreciation and amortization expense remained flat during the first quarter, reflecting a trend of decreasing levels of capital spending.

FEDEX GROUND SEGMENT

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2003	2002	Percent Change
Revenues	$914	$869	+5
Operating expenses:
Salaries and employee benefits	177	176	+1
Purchased transportation	342	318	+8
Rentals	20	23	-13
Depreciation and amortization	37	37	—
Fuel	2	1	n/a
Maintenance and repairs	23	22	+5
Intercompany charges	102	94	+9
Other	95	97	-2

Total operating expenses	798	768	+4

Operating income	$116	$101	+15

Operating margin	12.7%	11.7%

Average daily package volume(1)	2,116	2,099	+1
Revenue per package (yield)(1)	$6.44	$6.15	+5

(1)
Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

        Increasing popularity of our home delivery service helped FedEx Ground realize revenue growth in the first quarter of 2004. The relatively low volume increase of 1% was due to a difficult year-over-year comparison, as first quarter 2003 volume included an estimated 140,000 to 150,000 daily packages as a result of the threat of a UPS work stoppage. Management estimates approximately 50% of this additional volume has been retained through the first quarter of 2004.

        Yield at FedEx Ground increased primarily due to a general rate increase, which became effective in January 2003, and an increase in extra service and fuel surcharge revenue. FedEx Ground uses a dynamic fuel surcharge that is indexed to the current price of diesel fuel. Using this index, the fuel surcharge ranged between 1.25% and 1.50% during the first quarter of 2004 compared to 0.75% for the first quarter of the prior year.

FedEx Ground Segment Operating Income

        Operating income increased at FedEx Ground as a result of yield improvement and strict cost controls. Operating margins improved in spite of increased intercompany charges, as FedEx Ground is utilizing a larger portion of allocated sales, marketing and customer support, and information technology costs in relation to its revenues. Slower yield growth and higher intercompany allocations are expected to constrain margins during the remainder of 2004.

FEDEX FREIGHT SEGMENT

        The following table shows revenues, operating expenses and operating income (dollars in millions) and selected statistics for the three-month periods ended August 31:

	2003	2002	Percent Change
Revenues	$637	$615	+4
Operating expenses:
Salaries and employee benefits	340	328	+4
Purchased transportation	56	57	-2
Rentals and landing fees	24	26	-8
Depreciation and amortization	21	23	-9
Fuel	27	23	+17
Maintenance and repairs	27	28	-4
Intercompany charges	6	5	+20
Other	75	71	+6

Total operating expenses	576	561	+3

Operating income	$61	$54	+13

Operating margin	9.6%	8.8%
Average daily LTL shipments (in thousands)	56	58	-3
Weight per LTL shipment (lbs)	1,118	1,120	—
LTL yield (revenue per hundredweight)	$13.97	$12.80	+9

FedEx Freight Segment Revenues

        FedEx Freight Segment revenues increased $22 million in the first quarter of 2004, despite the continued impact of a sluggish economic environment. The increase in revenue was attributable to improved LTL yields during the quarter. Average daily LTL shipments decreased 3% compared to last year and weight per LTL shipment was flat, while LTL yield increased 9%. Contributing to the increase in LTL yield during the first quarter were the impact of growth in our interregional freight service, a 5.9% general rate increase on June 30, 2003, favorable contract renewals and higher fuel surcharge revenue.

FedEx Freight Segment Operating Income

        The increase in operating income at FedEx Freight during the first quarter of 2004 was attributable to LTL revenue growth and cost management in line with lower volumes, along with the positive impact of $4 million in lower rebranding expenses during the quarter. These costs, which are being expensed as incurred, consist primarily of incremental external costs for rebranding tractors and trailers.

FINANCIAL CONDITION

LIQUIDITY

        Cash and cash equivalents totaled $706 million at August 31, 2003, compared to $538 million at May 31, 2003. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2003	2002
Net cash provided by operating activities	$573	$481
Net cash used in investing activities	(291)	(531)
Cash (used in) provided by financing activities:
Principal payments on debt	(31)	—
Repurchase of treasury stock	(112)	(41)
Dividends paid	(15)	(15)
Proceeds from stock issuances	44	8

Net increase (decrease) in cash	$168	$(98)

        The $92 million increase in cash flows from operating activities in the first quarter of 2004 is largely attributable to revenue growth and working capital management. In addition, business realignment costs at FedEx Express in the first quarter were primarily noncash. Between one-third and one-half of the total 2004 pretax costs will be cash. Some of the net cash provided from operations may be used to make additional discretionary contributions to our pension plans. Although not required, we made a $320 million contribution to our principal U.S. domestic pension plan in September 2003.

        Cash Used for Capital Investments.    Capital expenditures during the first quarter of 2004 were 44% lower than 2003, primarily at FedEx Express where capital expenditures were significantly lower due to previously contracted aircraft expenditures in 2003. See "Capital Resources" below for further discussion.

        Debt Financing Activities.    From time to time, we finance certain operating and investing activities through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements. At August 31, 2003, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. See Note 5 of the accompanying financial statements for further discussion of these credit facilities. During the first quarter of 2004, $25 million of existing medium term notes matured.

        Cash Used for Share Repurchases.    During the first quarter of 2004, our Board of Directors authorized us to buy back an additional 5.0 million shares of common stock. During the first quarter of 2004, we repurchased 1,725,000 shares at an average price of $64.81 per share, which decreased cash flows by approximately $112 million. We repurchased 800,000 shares of our common stock in the first quarter of 2003 at a cost of approximately $41 million or an average price of $51.48. A total of 6.65 million shares remain under existing share repurchase authorizations.

        Dividends.    Dividends paid in the first quarter of 2004 and 2003 were $15 million. On August 20, 2003, our Board of Directors declared a dividend of $0.05 per share of common stock, which will be paid on October 1, 2003 to stockholders of record as of the close of business on September 10, 2003. We expect to continue quarterly dividend payments, although each subsequent dividend payment is subject to review and approval by our Board of Directors.

        Other Liquidity Information.    We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital and capital expenditure needs for the foreseeable future.

CAPITAL RESOURCES

        Over time, we have invested aggressively to build our global networks and information systems. In recent years, we invested in strategic acquisitions in order to expand and diversify our portfolio to compete across a wide spectrum of the transportation market. The sustained need for capital investments and strategic acquisitions throughout those years meant that we were not able to generate a positive cash flow after investing activities until 2002.

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

        The following table compares capital expenditures for the three-month periods ended August 31 (in millions):

	2003	2002
Aircraft and related equipment	$80	$367
Facilities and sort equipment	70	46
Information and technology investments	58	53
Vehicles and other equipment	92	70

Total capital expenditures	$300	$536

        Capital expenditures during the first quarter of 2004 were 44% lower than the prior year period, primarily due to previously contracted aircraft expenditures in 2003. In the first three months of 2003, FedEx Express took delivery of eight aircraft and spent $367 million on aircraft and related equipment versus $80 million in the first quarter of 2004. This significant decrease was slightly offset by the multi-year capacity expansion of the FedEx Ground network. For all of 2004, we expect capital expenditures of approximately $1.6 billion (compared to $1.5 billion in 2003), with much of the year-over-year increase coming from capacity expansion at FedEx Ground.

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

CONTRACTUAL CASH OBLIGATIONS

        The following table sets forth a summary of our contractual cash obligations as of August 31, 2003. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year
	2004(1)	2005	2006	2007	2008	There- after	Total
	(in millions)
Amounts reflected in Balance Sheet:
Long-term debt	$250	$6	$257	$226	$—	$831	$1,570
Capital lease obligations(2)	48	142	111	19	98	238	656
Other cash obligations not reflected in Balance Sheet:
Operating leases	1,063	1,282	1,199	1,161	1,051	8,358	14,114
Unconditional purchase obligations(3)	383	281	220	242	220	1,977	3,323

Total	$1,744	$1,711	$1,787	$1,648	$1,369	$11,404	$19,663

(1)
Cash obligations for the remainder of 2004.
(2)
Includes related interest.
(3)
See Note 11 to the accompanying financial statements.

        We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.

Amounts Reflected in Balance Sheet

        During the first quarter of 2004, FedEx Express amended two leases for MD11 aircraft, which now require FedEx Express to record $110 million in both fixed assets and long-term liabilities.

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

        We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, pension and postretirement healthcare liabilities and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined except for amounts estimated to be payable within twelve months that are included in current liabilities.

Other Cash Obligations Not Reflected in Balance Sheet

        The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2003. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of "off-balance sheet financing"). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

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

        We have guarantees under certain operating leases, amounting to $132 million as of August 31, 2003, for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees. See Note 9 to the accompanying financial statements for further discussion of our guarantees and indemnifications.

        Certain of these operating leases were arranged using variable interest entities under terms that are considered customary in the airline industry. As discussed in Note 10 to the accompanying financial statements, we expect to consolidate one of these entities in the second quarter of 2004 in accordance with FIN 46. We expect this consolidation to increase our long-term assets and long-term liabilities by approximately $140 million at September 1, 2003. Consolidation will not materially affect our results of operations and our debt covenants will not be adversely affected.

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

        Information regarding our "Critical Accounting Policies and Estimates" can be found in our Annual Report. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to pension cost, self-insurance accruals, long-lived assets and revenue recognition. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, including (but not limited to) those contained in "Business Realignment Costs," "Outlook," "Liquidity," "Capital Resources," and "Critical Accounting Policies and Estimates," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the domestic and international markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

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

  •
  the extent to which eligible employees participate in our early retirement and severance programs;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of August 31, 2003, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during the three-month period ended August 31, 2003 did not have a material effect on our results of operations.

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

        Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of August 31, 2003 (the end of the period covered by this Quarterly Report on Form 10-Q).

        During our fiscal quarter ended August 31, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  During the quarter ended August 31, 2003, FedEx Corporation filed one Current Report on Form 8-K. The report furnished FedEx's press release, dated June 24, 2003, announcing its financial results for the quarter and year ended May 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: September 18, 2003	/s/ JAMES S. HUDSON JAMES S. HUDSON
CORPORATE VICE PRESIDENT STRATEGIC FINANCIAL PLANNING & CONTROL (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

FEDEX CORPORATION INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
FEDEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS)
FEDEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
FEDEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
FEDEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX