Form 10-Q
period 2003-11-30
FEDEX CORP
filed 2003-12-19
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2003,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:  1-15829

FEDEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State of incorporation)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee	38120
(Address of principal executive offices)	(Zip Code)

(901) 818-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 15, 2003
Common Stock, par value $0.10 per share	298,384,140

FEDEX CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	November 30, 2003	May 31, 2003
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,030	$538
Receivables, less allowances of $141 and $149	2,758	2,627
Spare parts, supplies and fuel, less allowances of $108 and $101	221	228
Deferred income taxes	417	416
Prepaid expenses and other	133	132

Total current assets	4,559	3,941

PROPERTY AND EQUIPMENT, AT COST	19,606	19,017
Less accumulated depreciation and amortization	10,793	10,317

Net property and equipment	8,813	8,700

OTHER LONG-TERM ASSETS
Goodwill	1,063	1,063
Prepaid pension cost	1,279	1,269
Other assets	500	412

Total other long-term assets	2,842	2,744

	$16,214	$15,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	November 30, 2003	May 31, 2003
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$332	$308
Accrued salaries and employee benefits	769	724
Accounts payable	1,463	1,168
Accrued expenses	1,152	1,135

Total current liabilities	3,716	3,335

LONG-TERM DEBT, LESS CURRENT PORTION	1,893	1,709

OTHER LONG-TERM LIABILITIES
Deferred income taxes	914	882
Pension, postretirement healthcare and other benefit obligations	733	657
Self-insurance accruals	560	536
Deferred lease obligations	487	466
Deferred gains, principally related to aircraft transactions	440	455
Other liabilities	61	57

Total other long-term liabilities	3,195	3,053

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $.10 par value; 800 million shares authorized, 299 million shares issued	30	30
Additional paid-in capital	1,015	1,088
Retained earnings	6,439	6,250
Accumulated other comprehensive loss	(20)	(30)
Treasury stock, at cost and deferred compensation	(54)	(50)

Total common stockholders’ investment	7,410	7,288

	$16,214	$15,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

REVENUES	$5,920	$5,667	$11,607	$11,112

OPERATING EXPENSES:
Salaries and employee benefits	2,559	2,403	5,129	4,829
Purchased transportation	598	549	1,153	1,067
Rentals and landing fees	447	465	876	909
Depreciation and amortization	336	338	670	677
Fuel	340	336	662	630
Maintenance and repairs	370	354	734	725
Business realignment costs	283	—	415	—
Other	804	795	1,585	1,565
	5,737	5,240	11,224	10,402

OPERATING INCOME	183	427	383	710

OTHER INCOME (EXPENSE):
Interest, net	(35)	(28)	(40)	(59)
Other, net	(2)	(4)	(1)	(1)
	(37)	(32)	(41)	(60)

INCOME BEFORE INCOME TAXES	146	395	342	650

PROVISION FOR INCOME TAXES	55	150	123	247

NET INCOME	$91	$245	$219	$403

EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.82	$0.73	$1.35

Diluted	$0.30	$0.81	$0.72	$1.33

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.10	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended November 30,
	2003	2002

Operating Activities:
Net income	$219	$403
Noncash charges (credits):
Depreciation and amortization	670	677
Other, net	64	92
Changes in operating assets and liabilities, net	307	(33)

Net cash provided by operating activities	1,260	1,139

Investing Activities:
Capital expenditures	(608)	(888)
Proceeds from asset dispositions	12	11

Net cash used in investing activities	(596)	(877)

Financing Activities:
Principal payments on debt	(43)	—
Proceeds from stock issuances	79	24
Dividends paid	(30)	(30)
Purchase of treasury stock	(179)	(67)
Other, net	1	(1)

Net cash used in financing activities	(172)	(74)

Net increase in cash and cash equivalents	492	188
Cash and cash equivalents at beginning of period	538	331

Cash and cash equivalents at end of period	$1,030	$519

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)   Summary of Significant Accounting Policies

GENERAL

These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2003.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2003 and the results of our operations for the three- and six-month periods ended November 30, 2003 and 2002 and our cash flows for the six-month periods ended November 30, 2003 and 2002.  Operating results for the three- and six-month periods ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2004 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS.  During the first quarter of 2004, we adopted Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activity.”  The adoption of these statements did not have any effect on our financial position or results of operations.

AIRLINE STABILIZATION COMPENSATION.  In March 2003, the Department of Transportation (“DOT”) asserted that we were overpaid under the Air Transportation Safety and System Stabilization Act (the “Act”) by $31.6 million and has demanded repayment.  We have filed requests for administrative and judicial review of this determination.  We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable we have recorded and that we will not be required to pay any portion of the DOT’s $31.6 million demand.  However, we cannot be assured of the ultimate outcome of this matter and it is reasonably possible that a material reduction to the $119 million of compensation we recognized in 2002 could occur.  Based on the DOT’s assertion, the range for potential loss on this matter is zero to $49.6 million.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement.  The current agreement will become amendable on May 31, 2004.

STOCK COMPENSATION.  We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans.  See Note 6 for a discussion of the assumptions underlying the pro forma calculations below.  If compensation cost for stock-based compensation plans had been determined under SFAS 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share for the three- and six-month periods ended November 30, 2003 and 2002, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

Net income, as reported	$91	$245	$219	$403
Add: Stock compensation included in reported net income, net of tax	—	—	9	—
Deduct: Total pro forma stock compensation expense, net of tax	10	8	21	17

Pro forma net income	$81	$237	$207	$386
Earnings per common share:
Basic – as reported	$0.31	$0.82	$0.73	$1.35
Basic – pro forma	$0.27	$0.80	$0.69	$1.30

Diluted – as reported	$0.30	$0.81	$0.72	$1.33
Diluted – pro forma	$0.27	$0.79	$0.68	$1.28

(2)   Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs. Also, certain management positions were eliminated at FedEx Express and other business units based on the anticipated staff reductions from the voluntary programs and other cost reduction initiatives.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  The savings from these initiatives will be reflected primarily in lower ongoing salaries, wages and benefit costs.

The components of our business realignment costs and changes in the related accrual were as follows for the three and six months ended November 30, 2003 (in millions):

Three months ended November 30, 2003:	Voluntary Retirement	Voluntary Severance	Other (1)	Total
Beginning accrual balance	$4	$33	$24	$61
Charged to expense	145	124	14	283
Cash paid	(7)	(104)	(7)	(118)
Amounts charged to other assets/liabilities	(140)	—	(1)	(141)
Ending accrual balance	$2	$53	$30	$85

(1) Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits, and professional fees directly associated with the business realignment initiative.

Six months ended November 30, 2003:	Voluntary Retirement	Voluntary Severance	Other (1)	Total
Beginning accrual balance	$—	$—	$—	$—
Charged to expense	203	157	55	415
Cash paid	(7)	(104)	(10)	(121)
Amounts charged to other assets/liabilities	(194)	—	(15)	(209)
Ending accrual balance	$2	$53	$30	$85

(1) Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits, and professional fees directly associated with the business realignment initiative.

Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

(3)   Goodwill and Other Intangible Assets

The carrying amount of goodwill at November 30, 2003 and May 31, 2003 was attributable as follows:  $397 million to the FedEx Express Segment and $666 million to the FedEx Freight Segment.  See Note 8 for a discussion of our reportable segments.

The components of our amortizing intangible assets, included in other long-term assets on the accompanying unaudited balance sheets, were as follows (in millions):

	November 30, 2003		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$73	$(39)	$73	$(37)
Technology based and other	42	(15)	40	(12)
Total	$115	$(54)	$113	$(49)

Amortization expense for intangible assets other than goodwill during the second quarter of 2004 was $2 million ($5 million year to date).  Estimated amortization expense is $4 million for the remainder of 2004 and $8 million for each of the four succeeding fiscal years.

(4)   Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended November 30,
	2003	2002

Net income	$91	$245
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $5	20	—
Comprehensive income	$111	$245

	Six Months Ended November 30,
	2003	2002

Net income	$219	$403
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 and $2	10	2
Comprehensive income	$229	$405

(5)   Financing Arrangements

From time to time, we finance certain operating and investing activities through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and borrowings under the program reduce the amount available under these agreements.  One revolver provides for $750 million through September 28, 2006.  The second is a 364-day facility providing for $250 million through September 24, 2004.  At November 30, 2003, no commercial paper borrowings were outstanding and the entire amount under the credit facilities was available.

(6)   Stock Option Assumptions

We account for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted to employees only for the excess of the market price of our common stock at the date of grant over the option exercise price.  No compensation expense is recorded at the date of grant, as all of our options have an exercise price equal to the fair value of our stock on that date.

Some companies recognize compensation expense for the fair value of the option right itself.  We have elected not to adopt this accounting method because it requires the use of subjective valuation models, which we believe are not representative of the real value of the option to either FedEx or our employees.  However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter.  We use the Black-Scholes option-pricing model to calculate the fair value of options for our pro forma disclosures.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price.  Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense.  Following is a table of the key weighted average assumptions used in the option valuation calculations for the options granted in the three- and six-month periods ended November 30,

2003 and 2002 and a discussion of our methodology for developing each of the assumptions used in the valuation model.

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

Expected lives	4 years	4 years	4 years	4 years
Expected volatility	30.50%	35.31%	32.56%	34.96%
Risk-free interest rate	2.64%	2.57%	2.07%	4.12%
Dividend yield	0.311%	0.406%	0.310%	0.379%
Forfeiture rate	8.45%	8.45%	8.45%	8.45%

Expected Lives.  This is the period of time over which the options granted are expected to remain outstanding.  Generally, options granted have a maximum term of ten years.  We examine actual stock option exercises to determine the expected life of the options.  Based on this experience, our average expected option life is currently four years.  An increase in the expected term will increase compensation expense.

Expected Volatility.  Actual changes in the market value of our stock are used to calculate the volatility assumption.  We calculate daily market value changes from the date of grant over a past period equal to the expected life of the options to determine volatility.  An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate.  This is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the option.  An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield.  This is the annual rate of dividends per share over the exercise price of the option.  In July 2002, we paid the first dividend in the history of the company.  Therefore, the fair value of options prior to 2003 is not affected by the dividend yield.  An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate.  This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.  This percentage is derived from historical experience.  An increase in the forfeiture rate will decrease compensation expense.

During the second quarter of 2004, we made option grants of 109,000 shares at a weighted average exercise price of $64.38 per share.  The weighted average Black-Scholes value of theses grants under the assumptions indicated above was $17.53 per option.  For the six-months ended November 30, 2003, 3,657,550 shares have been granted at a weighted average exercise price of $64.52 per share, primarily in connection with our principal annual stock option grant.  The weighted average Black-Scholes value of these grants under the assumptions indicated above was $17.95 per option.

Total stock options outstanding or available for grant at November 30, 2003 represented 7.6% of total outstanding common shares.

(7)   Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three- and six-month periods ended November 30, 2003 and 2002 was as follows (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

Net income applicable to common stockholders	$91	$245	$219	$403

Weighted-average shares of common stock outstanding	298	298	298	298

Common equivalent shares:
Assumed exercise of outstanding dilutive options	19	15	20	15
Less shares repurchased from proceeds of assumed exercise of options	(13)	(10)	(14)	(11)
Weighted-average common and common equivalent shares outstanding	304	303	304	302
Basic earnings per share	$0.31	$0.82	$0.73	$1.35
Diluted earnings per share	$0.30	$0.81	$0.72	$1.33

(8)   Business Segment Information

We are a premier global provider of transportation, e-commerce and supply chain management services, whose operations are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), North America’s second largest provider of small-package ground delivery service; and FedEx Freight Corporation (“FedEx Freight”), the largest U.S. provider of regional less-than-truckload (“LTL”) freight services.  These businesses form the core of our reportable segments.  Other business units in the FedEx portfolio are FedEx Trade Networks, Inc., a global trade services company; FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Supply Chain Services, Inc., a contract logistics provider; and Caribbean Transportation Services, Inc., a leading provider of airfreight forwarding services.

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

	Three Months Ended November 30,			Six Months Ended November 30,
	2003		2002	2003		2002
Revenue
FedEx Express Segment	$4,279		$4,128	$8,416		$8,090
FedEx Ground Segment	978		905	1,892		1,774
FedEx Freight Segment	664		634	1,301		1,249
Eliminations and other	(1)		—	(2)		(1)
	$5,920		$5,667	$11,607		$11,112

Operating Income (Loss)
FedEx Express Segment	$(19	) (1)	$230	$4	(2)	$358
FedEx Ground Segment	135		135	251		236
FedEx Freight Segment	66		62	127		116
Eliminations and other	1		—	1		—
	$183		$427	$383		$710

(1) Includes $279 million of business realignment costs.

(2) Includes $411 million of business realignment costs.

(9)   Guarantees

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

(10) Variable Interest Entities (“VIE”)

FedEx Express entered into a lease in July 2001 for two MD11 aircraft.  These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation.  The original cost of the assets under the lease was approximately $150 million.

This lease contains residual value guarantees that obligate FedEx Express, not the third party owners, to absorb the majority of the losses, if any, of the entity.  The lease also provides FedEx Express with the right to receive any residual returns of the entity if they occur.  At November 30, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million.  Financial Accounting Standards Board Interpretation No. (“FIN”) 46 required us to consolidate the separate entity that owns the two MD11 aircraft.  Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in our financial statements if FIN 46 had been effective at the inception of the lease).  The consolidation of the entity at September 1, 2003 resulted in an increase in our long-term assets and long-term liabilities of approximately

$140 million.  The consolidation of this VIE did not have a material effect on our financial position, results of operations or cash flows.

(11) Commitments and Contingencies

As of November 30, 2003, our purchase commitments for the remainder of 2004 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2004 (remainder)	$7	$89	$133	$229
2005	9	175	104	288
2006	13	143	71	227
2007	111	112	21	244
2008	131	75	14	220
Thereafter	1,708	79	192	1,979

(1) Primarily aircraft modifications.

(2) Primarily vehicles, facilities, computers, other equipment and advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services.  Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, other equipment and advertising and promotions contracts.  Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

FedEx Express is committed to purchase two A310s, ten A380s and 13 ATR42s to be delivered through 2012.  Deposits and progress payments of $26 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify DC10s from passenger to freighter aircraft and the payments related to these activities are included in the table above.

In September 2003, the 9th Circuit Court of Appeals ruled in our favor in the class action lawsuit alleging we improperly suspended our money-back guarantee during the UPS strike in 1997.  The lower court had entered judgment against FedEx Express of approximately $70 million, including accrued interest and fees for the plaintiffs’ attorney.  The court of appeals has overturned that decision and entered judgment in FedEx’s favor.

In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The court held that these costs were ordinary and necessary business expenses and properly deductible by us.  In connection with an Internal Revenue Service (“IRS”) audit for the tax years 1993 and 1994, the IRS had proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice.  After settlement discussions failed to resolve this matter, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid plus interest.  Although the IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts, we believe this ruling should also apply to future tax years.

As a result of this ruling, we recognized a one-time benefit in the first quarter of 2004 of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on the amount we paid in 2001.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.

On November 19, 2003, the IRS appealed this ruling to the Sixth Circuit Court of Appeals.  A schedule for the appeal has not been set.  However, we believe the District Court’s ruling will be upheld on appeal.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(12) Related Party Transaction

In November 1999, FedEx entered into a multi-year naming rights agreement with the National Football League Washington Redskins professional football team.  Under this agreement, FedEx has certain marketing rights, including the right to name the Redskins’ stadium “FedExField.”  In August 2003, Frederick W. Smith, Chairman, President and Chief Executive Officer of FedEx, personally acquired an approximate 10% ownership interest in the Washington Redskins and joined its board of directors.

(13) Supplemental Cash Flow Information

	Six Months Ended November 30,
	2003	2002
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$78	$63
Income taxes	261	37

FedEx Express amended two leases for MD11 aircraft during the first quarter of 2004, which required FedEx Express to record $110 million in both fixed assets and long-term liabilities.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of November 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FedEx Corporation as of May 31, 2003, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein and in our report dated June 23, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 16, 2003

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies, of FedEx.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended May 31, 2003 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

FedEx is one of the largest transportation companies in the world.  Our business strategy is to offer a portfolio of transportation services through our independently operated business units. These business units are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, North America’s second largest provider of small-package ground delivery service; and FedEx Freight, the largest U.S. provider of regional LTL freight services.  These businesses form the core of our reportable segments.  Effective in 2004, we changed the reporting and responsibility relationships of our smaller business units so that they now report directly to a core segment.  See the “Reportable Segments” section for further discussion.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts

Three- and six-month periods ended November 30:

	Three Months Ended			Percent	Six Months Ended			Percent
	2003		2002	Change	2003		2002	Change
Revenues	$5,920		$5,667	4	$11,607		$11,112	4

Operating income	183	(1)	427	(57)	383	(2)	710	(46)

Operating margin	3.1%		7.5%		3.3%		6.4%

Net income	$91	(1)	$245	(63)	$219	(2)(3)	$403	(46)

Diluted earnings per share	$0.30	(1)	$0.81	(63)	$0.72	(2)(3)	$1.33	(46)

(1)     Includes $283 million ($175 million, net of tax, or $0.57 per diluted share) of business realignment costs described below.

(2)     Includes $415 million ($257 million, net of tax, or $0.85 per diluted share) of business realignment costs described below.

(3)     Includes a $26 million, net of tax, or $0.08 per diluted share benefit related to a favorable ruling on an IRS tax case described below.

Revenue growth for the second quarter and first half of 2004 was attributable to strong growth of international yields at FedEx Express, as well as increased yields at FedEx Ground and FedEx Freight.  Increased volumes of FedEx Express international priority (IP) shipments and at FedEx Ground also contributed to consolidated revenue growth during the second quarter and, to a lesser extent, during the first half of 2004.

Operating income decreased 57% during the second quarter of 2004 due to business realignment costs of $283 million related to early retirement and severance programs.  Business realignment costs totaled $415 million for the first half of 2004, which led to a 46% decrease in operating income for the first half.  See “Business Realignment Costs” for a discussion of these costs.  In total, operating expenses, excluding business realignment costs, increased less than the increase in revenue for both the second quarter and first half, despite significant increases in pension and healthcare costs and higher variable compensation.

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments did not impact operating income.  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal (also, see Note 11 to the accompanying unaudited financial statements).

Net interest expense increased 25% in the second quarter of 2004 due to the amendment of aircraft operating leases and the adoption of FIN 46, which together resulted in eight MD11 aircraft being recorded in fixed assets and the related obligations being recorded in long-term debt.  Net interest expense decreased 32% in the first half of 2004, as the favorable resolution of the tax case described above more than offset the increased interest expense related to the eight MD11 aircraft.

Our effective tax rates for the second quarter and first half of 2004 were 38% and 36%, respectively.  The effective tax rate for both the second quarter and first half of 2003 was 38%.  We expect the effective tax rate to be approximately 38% for the third and fourth quarters of 2004 and 37.5% for the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

Net income and diluted earnings per share decreased in the second quarter and first half of 2004 due to business realignment costs.  These costs were $283 million ($175 million, net of tax, or $0.57 per diluted share) for the second quarter.  For the first half of 2004, these costs were $415 million ($257 million, net of tax, or $0.85 per diluted share) and were partially offset by the $26 million, net of tax, or $0.08 per diluted share benefit recognized in the first quarter due to the favorable ruling on the IRS tax case.

Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs.  Also, certain management positions were eliminated at FedEx Express and other business units based on the anticipated staff reductions from the voluntary programs and other cost reduction initiatives.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.

We expect the savings from these initiatives to be $135 million to $145 million in 2004, primarily in the second half of the year.  Approximately $25 million of savings were realized in the second quarter, reflected primarily in lower ongoing salaries, wages and benefit costs.  The response to these voluntary programs substantially exceeded our expectations.  Consequently, replacement management and staff will be required and employee departure dates may be deferred up to May 31, 2004.  Including the effects of the expansion of our business realignment activities to business units outside of FedEx Express, we expect to incur second half charges of $15 million to $25 million.  Therefore, full-year costs and savings will be slightly higher than our previous estimates.  The ultimate costs and savings from our early retirement and severance initiatives will depend, among other things, on the number, timing, mix and relocation costs of replacement staff required.

The components of our business realignment costs and changes in the related accrual were as follows for the three and six months ended November 30, 2003 (in millions):

Three months ended November 30, 2003:	Voluntary Retirement	Voluntary Severance	Other (1)	Total
Beginning accrual balance	$4	$33	$24	$61
Charged to expense	145	124	14	283
Cash paid	(7)	(104)	(7)	(118)
Amounts charged to other assets/liabilities	(140)	—	(1)	(141)
Ending accrual balance	$2	$53	$30	$85

Six months ended November 30, 2003:	Voluntary Retirement	Voluntary Severance	Other (1)	Total
Beginning accrual balance	$—	$—	$—	$—
Charged to expense	203	157	55	415
Cash paid	(7)	(104)	(10)	(121)
Amounts charged to other assets/liabilities	(194)	—	(15)	(209)
Ending accrual balance	$2	$53	$30	$85

(1) Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits, and professional fees directly associated with the business realignment initiative.

Total cash payments under these programs are expected to be approximately $225 million.  Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, particularly at FedEx Express, while maintaining our industry-leading service levels.  The early retirement and severance programs are another step in this ongoing process of reducing our cost structure to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.  We continue to examine cost reduction opportunities and may identify additional actions that result in the recognition of charges in 2004 and beyond.

Outlook

Our outlook anticipates revenue growth in all segments for the remainder of 2004, yet volume trends at FedEx Express and FedEx Ground continue to track slightly behind management’s expectations.  In December, we announced average list price increases of 1.9% at FedEx Ground and 2.5% at FedEx Express, elimination of the fuel surcharge at FedEx Ground and certain surcharge increases.  Our management teams continue to examine additional cost reduction opportunities as they focus on optimizing our networks, improving our service offerings, enhancing the customer experience and positioning FedEx to increase cash flow and financial returns by improving our operating margin.

We expect strong second half year-over-year growth of both operating income and margins.  These measures will be positively impacted during the remainder of 2004 by the net savings from our early retirement and severance programs discussed above, while increasing pension and healthcare expenses and higher variable compensation costs will have a significant offsetting impact on our operating costs.  We expect our net pension cost for 2004 to increase by approximately $115 million.  Despite these increases in employee retirement costs, our retirement programs continue to be adequately funded, with assets more than sufficient to meet our current obligations.

Future results will depend upon a number of factors, including the timing, speed and magnitude of the U.S. domestic economic recovery, international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and the ultimate costs and savings from our business realignment activities.  In addition, adjustments to our fuel surcharges at FedEx Express and FedEx Freight lag changes in actual jet and diesel fuel prices paid.  Therefore, our operating income could be materially affected should the spot price of fuel suddenly change by a significant amount or should we be unable to further increase our fuel surcharge in response to rising fuel prices due to competitive pressures.

Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may ultimately have on our results of operations. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

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

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground.  The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided.  These allocations materially approximate the cost of providing these functions.  The line item “Intercompany charges” on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground and FedEx Freight, allocations for services provided between operating companies, and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.  Prior year amounts have been reclassified to conform to the new segment presentation.  Management evaluates segment financial performance based on operating income.

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses and operating income (loss) (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2003	2002	Change	2003	2002	Change
Revenues:
Package:
U.S. overnight box	$1,347	$1,351	—	$2,695	$2,686	—
U.S. overnight envelope	408	422	(3)	840	849	(1)
U.S. deferred	626	624	—	1,232	1,215	1
Total U.S. domestic package revenue	2,381	2,397	(1)	4,767	4,750	—
International priority (IP)	1,258	1,100	14	2,413	2,130	13
Total package revenue	3,639	3,497	4	7,180	6,880	4
Freight:
U.S.	401	401	—	766	781	(2)
International	98	102	(4)	203	194	5
Total freight revenue	499	503	(1)	969	975	(1)
Other (1)	141	128	10	267	235	14
Total revenues	4,279	4,128	4	8,416	8,090	4
Operating expenses:
Salaries and employee benefits	1,806	1,716	5	3,640	3,435	6
Purchased transportation	169	151	12	327	295	11
Rentals and landing fees	384	400	(4)	754	782	(4)
Depreciation and amortization	203	205	(1)	407	409	—
Fuel	310	307	1	603	578	4
Maintenance and repairs	293	277	6	578	571	1
Business realignment costs	279	—	n/a	411	—	n/a
Intercompany charges	347	324	7	689	659	5
Other	507	518	(2)	1,003	1,003	—
Total operating expenses	4,298	3,898	10	8,412	7,732	9
Operating income (loss)	$(19)	$230	n/a	$4	$358	n/a

Operating margin	(0.4)%	5.6%		0.0%	4.4%

Package Statistics (2)
Average daily package volume (ADV):
U.S. overnight box	1,169	1,183	(1)	1,169	1,168	—
U.S. overnight envelope	655	685	(4)	668	683	(2)
U.S. deferred	924	903	2	898	874	3
Total U.S. domestic ADV	2,748	2,771	(1)	2,735	2,725	—
IP	397	381	4	383	369	4
Total ADV	3,145	3,152	—	3,118	3,094	1

Revenue per package (yield):
U.S. overnight box	$18.29	$18.12	1	$18.15	$18.10	—
U.S. overnight envelope	9.90	9.79	1	9.90	9.80	1
U.S. deferred	10.74	10.95	(2)	10.81	10.94	(1)
U.S. domestic composite	13.75	13.73	—	13.72	13.73	—
IP	50.30	45.86	10	49.57	45.43	9
Composite package yield	18.37	17.61	4	18.13	17.51	4

Freight Statistics (2)
Average daily freight pounds:
U.S.	8,649	9,469	(9)	8,270	9,215	(10)
International	2,092	2,271	(8)	2,185	2,144	2
Total average daily freight pounds	10,741	11,740	(9)	10,455	11,359	(8)

Revenue per pound (yield):
U.S.	$0.74	$0.67	10	$0.73	$0.67	9
International	0.74	0.71	4	0.73	0.71	3
Composite freight yield	0.74	0.68	9	0.73	0.68	7

(1)     Other includes FedEx Trade Networks.

(2)     Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express total revenues increased in both the second quarter and first half of 2004, principally due to higher IP revenues, particularly in Asia and Europe.  During the second quarter and first half, IP revenues experienced double-digit growth on higher yield (10% and 9%, respectively) and 4% volume growth.  Asia experienced strong average daily volume growth during both the second quarter and first half, while outbound shipments from Europe and Latin America experienced improving average daily volume growth.  The increase in IP yield was primarily attributable to Europe and was due to favorable exchange rate differences and increases in international average weight per package and fuel surcharge revenue.

U.S. domestic volumes at FedEx Express decreased slightly during the second quarter and were flat for the first half of 2004.  U.S. domestic composite yield was flat for both the second quarter and first half, as a slight decline in average rate per pound was offset by increases in average weight per package and fuel surcharge revenue.  For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 3.5% became effective January 6, 2003.  Freight revenue decreased slightly in both the second quarter and first half of 2004 due to lower U.S. domestic volumes, despite increased yields.  In December, we announced a 2.5% average list price increase on FedEx Express U.S. domestic shipments and U.S. outbound international shipments, effective January 5, 2004.

Fuel surcharge revenue was higher in the second quarter and first half of 2004 due to higher jet fuel prices and the introduction of certain international dynamic fuel surcharges in September 2002.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 4.5% during the first half of 2004 and between 2.0% and 4.0% during the prior year period.  International fuel surcharges were as high as 4.5% during the first half of 2004.

FedEx Express Segment Operating Income (Loss)

Operating income at FedEx Express decreased during the second quarter and first half of 2004.  The decrease was attributable to $279 million of costs in the second quarter and $411 million of costs in the first half related to our early retirement and severance programs.  Increases in revenues, ongoing cost control efforts and some voluntary early retirement and severance savings offset higher salaries, wages and benefits from higher pension and healthcare costs, base salary increases and higher variable compensation.  In addition, operating income was negatively affected by higher maintenance costs in the second quarter.

During the first half of 2004, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, despite a decline in gallons consumed.  However, fuel surcharge revenue more than offset higher jet fuel prices primarily due to the introduction of certain international dynamic fuel surcharges in September 2002.  Purchased transportation costs increased in the second quarter and first half of 2004 as IP volume growth led to an increase in the utilization of global service providers, primarily for contract pick-up and delivery services.  Intercompany charges increased during the second quarter and first half of 2004 due to higher pension and healthcare costs, base salary increases and higher variable compensation at FedEx Services.

Rentals and landing fees decreased in the second quarter and first half of 2004 due to the amendment of operating leases for six MD11 aircraft that resulted in these aircraft being recorded as fixed assets under capital lease.  In addition, as discussed in Note 10 to the accompanying unaudited financial statements, two additional MD11s were recorded as fixed assets under capital lease at September 1, 2003 as a result of the adoption of FIN 46.  Depreciation and amortization expense remained flat during the second quarter and first half, despite the additional depreciation from the eight MD11 aircraft added to fixed assets.  Partially offsetting higher operating costs during the first half of 2003 was a gain, recognized in the first quarter, from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the first half.

Subsequent Event

On December 18, 2003, one of our owned MD-10 aircraft landed at the Memphis International Airport, sustaining significant damage.  The National Transportation Safety Board has begun an inquiry regarding the accident.  The aircraft was fully insured.  The financial impact will not be material to our financial position, results of operations or cash flows.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2003	2002	Change	2003	2002	Change
Revenues	$978	$905	8	$1,892	$1,774	7
Operating expenses:
Salaries and employee benefits	187	179	4	364	355	3
Purchased transportation	367	337	9	709	655	8
Rentals	26	23	13	46	46	—
Depreciation and amortization	39	40	(3)	76	77	(1)
Fuel	3	3	—	5	4	25
Maintenance and repairs	24	22	9	47	44	7
Intercompany charges	103	81	27	205	175	17
Other	94	85	11	189	182	4
Total operating expenses	843	770	9	1,641	1,538	7

Operating income	$135	$135	—	$251	$236	6

Operating margin	13.8%	14.8%		13.3%	13.3%

Average daily package volume (1)	2,342	2,281	3	2,228	2,189	2
Revenue per package (yield) (1)	$6.37	$6.10	4	$6.40	$6.12	5

(1)     Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Continued popularity of our home delivery service helped FedEx Ground realize revenue growth in the second quarter and first half of 2004.  Revenue growth in the second quarter and first half was due to higher volumes and yield improvement, as well as one additional operating day.  ADV increased 3% in the second quarter, up from 1% in the first quarter, which resulted in a combined 2% for the first half of 2004.  The lower ADV increase for the first half was due to a difficult year-over-year comparison, as first quarter 2003 volume included an estimated 140,000 to 150,000 daily packages as a result of the threat of a UPS work stoppage.  Lower than normal customer inventory levels in the retail sector also negatively affected volumes in the second quarter and first half of 2004.

Yield at FedEx Ground increased in the second quarter and first half of 2004 primarily due to a general rate increase, which became effective in January 2003, and an increase in extra service and fuel surcharge revenue.  FedEx Ground uses a dynamic fuel surcharge that is indexed to the current price of diesel fuel.  Using this index, the fuel surcharge ranged between 1.25% and 1.50% during the first half of 2004 compared to 0.75% for most of the first half of 2003.

In December, we announced an average list price increase of 1.9% on FedEx Ground services, which will become effective January 5, 2004.  In addition, the fuel surcharge for all FedEx Ground shipments will be discontinued effective January 5, 2004.

FedEx Ground Segment Operating Income

Operating income was flat in the second quarter of 2004 as increases to operating expenses, primarily intercompany charges, offset the positive impact of volume growth, yield improvement and cost controls.  Operating margins decreased during the second quarter as FedEx Ground utilized a larger portion of allocated sales, marketing, information technology and customer support resources.  Intercompany charges also increased during the second quarter and first half of 2004 due to higher pension and healthcare costs, base salary increases and higher variable compensation at FedEx Services.  FedEx Ground also experienced higher healthcare and pension costs, as well as increased expenses related to terminal expansions and relocations.  Slower yield growth and higher intercompany allocations are expected to constrain margins during the remainder of 2004.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses and operating income (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2003	2002	Change	2003	2002	Change
Revenues	$664	$634	5	$1,301	$1,249	4
Operating expenses:
Salaries and employee benefits	345	329	5	685	657	4
Purchased transportation	64	62	3	120	119	1
Rentals and landing fees	25	29	(14)	49	55	(11)
Depreciation and amortization	24	20	20	45	43	5
Fuel	27	26	4	54	49	10
Maintenance and repairs	29	31	(6)	56	59	(5)
Intercompany charges	4	4	—	10	9	11
Other	80	71	13	155	142	9
Total operating expenses	598	572	5	1,174	1,133	4

Operating income	$66	$62	6	$127	$116	9

Operating margin	10.0%	9.9%		9.8%	9.3%

Average daily LTL shipments (in thousands)	58	59	(2)	57	59	(3)
Weight per LTL shipment (lbs)	1,119	1,104	1	1,119	1,112	1
LTL yield (revenue per hundredweight)	$14.32	$13.55	6	$14.14	$13.17	7

FedEx Freight Segment Revenues

FedEx Freight Segment revenues increased $30 million in the second quarter and $52 million in the first half of 2004.  The increase in revenue was attributable to improved LTL yields.  Contributing to the increase in LTL yield during the second quarter and first half of 2004 were higher fuel surcharge revenue, growth in our interregional freight service, a 5.9% general rate increase on June 30, 2003 and favorable contract renewals.  In the last month of the second quarter of 2004, average daily LTL shipments showed favorable year-over-year growth.

FedEx Freight Segment Operating Income

The increase in operating income at FedEx Freight during the second quarter and first half of 2004 was attributable to LTL revenue growth and cost management in line with lower volumes.  The year-over-year increase in depreciation and amortization expense for the second quarter and first half of 2004 reflects gains in the second quarter of 2003 from the sale of operating assets in the ordinary course of business.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1,030 million at November 30, 2003, compared to $538 million at May 31, 2003.  The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2003	2002

Net cash provided by operating activities	$1,260	$1,139
Net cash used in investing activities	(596)	(877)
Cash (used in) provided by financing activites:
Principal payments on debt	(43)	—
Repurchase of treasury stock	(179)	(67)
Dividends paid	(30)	(30)
Other financing activities	80	23

Net increase in cash	$492	$188

The $121 million increase in cash flows from operating activities in the first half of 2004 was largely attributable to revenue growth and working capital management.  In addition, the majority of business realignment costs at FedEx Express in the first half of 2004 were noncash charges.  Although not required by the Employee Retirement Income Security Act of 1974, we made $320 million in contributions to our principal U.S. domestic pension plan in September 2003 compared to total contributions of $241 million in the first half of 2003.

Cash Used for Capital Investments.  Capital expenditures during the first half of 2004 were 32% lower than 2003, primarily at FedEx Express where capital expenditures were significantly lower due to previously contracted aircraft expenditures in 2003.  See “Capital Resources” below for further discussion.

Debt Financing Activities.  From time to time, we finance certain operating and investing activities through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements.  At November 30, 2003, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.  See Note 5 of the accompanying unaudited financial statements for further discussion of these credit facilities.  During the first half of 2004, $25 million of existing medium term notes matured.

Cash Used for Share Repurchases.  During the first quarter of 2004, our Board of Directors authorized the buy back of an additional 5.0 million shares of common stock.  During the first half of 2004, we repurchased 2,625,000 shares at an average price of $68.14 per share, which decreased cash flows by approximately $179 million.  We repurchased 1,275,000 shares of our common stock in the first half of 2003 at a cost of approximately $67 million or an average price of $52.49.  A total of 5.75 million shares remain under existing share repurchase authorizations.

Dividends.  Dividends paid in the first half of 2004 and 2003 were $30 million.  On December 1, 2003, our Board of Directors declared a dividend of $0.06 per share of common stock, an increase of $0.01 per share over the previous dividend payment.  The dividend is payable on January 2, 2004 to stockholders of record as of the close of business on December 12, 2003.  Although each quarterly dividend payment is subject to review and approval by our Board of Directors, we intend to evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Other Liquidity Information.  We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital and capital expenditure needs for the foreseeable future.

CAPITAL RESOURCES

Over time, we have invested aggressively to build our global networks and information systems.  In recent years, we invested in strategic acquisitions to expand and diversify our portfolio to compete across a wide spectrum of the transportation market.  The sustained need for capital investments and strategic acquisitions throughout those years meant that we were not able to generate positive cash flow after investing activities until 2002.

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

The following table compares capital expenditures for the three- and six-month periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Aircraft and related equipment	$97	$129	$177	$496
Facilities and sort equipment	75	66	145	112
Information and technology investments	52	81	110	134
Vehicles and other equipment	84	76	176	146

Total capital expenditures	$308	$352	$608	$888

For all of 2004, we expect capital expenditures of approximately $1.6 billion (compared to $1.5 billion in 2003), with much of the year-over-year increase coming from capacity expansion at FedEx Ground.  Despite the timing of replacement capital spending at FedEx Express and the multi-year capacity expansion of our FedEx Ground network, total capital expenditures during the second quarter and first half of 2004 were 13% and 32% lower, respectively, principally due to lower aircraft expenditures in 2004.

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

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2003.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year (in millions)
	2004 (1)	2005	2006	2007	2008	There- after	Total

Amounts reflected in Balance Sheet:
Long-term debt (2)	$250	$6	$257	$226	$—	$832	$1,571
Capital lease obligations (3)	36	152	121	119	98	236	762

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (4)	229	288	227	244	220	1,979	3,187
Operating leases	786	1,309	1,222	1,184	1,078	8,513	14,092

Total	$1,301	$1,755	$1,827	$1,773	$1,396	$11,560	$19,612

(1)     Cash obligations for the remainder of 2004.

(2)     Amounts do not include related interest.

(3)     Amounts include related interest.

(4)     See Note 11 to the accompanying unaudited financial statements

In accordance with accounting principles generally accepted in the United States, we have certain contingent liabilities that are not accrued in our balance sheet.  These contingent liabilities are not included in the table above.

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

We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, pension and postretirement healthcare liabilities and self-insurance accruals.  The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled or contractual maturities.  Therefore, the timing of these payments cannot be determined except for amounts estimated to be payable within twelve months that are included in current liabilities.

Other Cash Obligations Not Reflected in Balance Sheet

The amounts reflected in the table above for unconditional purchase obligations represent agreements to purchase goods or services that are legally enforceable and binding.  We include only contracts that are noncancelable.  Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, other equipment and advertising and promotions contracts.  Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2003.  In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”).  At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

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

We have guarantees under certain operating leases, amounting to $42 million as of November 30, 2003, for the residual values of vehicles and facilities at the end of the respective operating lease periods.  Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements.  Accordingly, no accruals have been recognized for these guarantees.

We have certain operating leases that were arranged using variable interest entities under terms that are considered customary in the airline industry.  As discussed in Note 10 to the accompanying unaudited financial statements, we consolidated one of these entities in the second quarter of 2004 in accordance with FIN 46.  This consolidation increased our long-term assets and long-term liabilities by approximately $140 million at September 1, 2003.  Consolidation did not materially affect our results of operations, and our debt covenants were not adversely affected.

In the future other forms of secured financing and direct purchases may be used to obtain capital assets if we determine that they best suit our needs.  We have been successful in obtaining investment capital, both domestic and international, for long-term leases on acceptable terms, although the marketplace for such capital can become restricted depending on a variety of economic factors.  We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

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

Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report.  The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to pension cost, self-insurance accruals, long-lived assets and revenue recognition.  Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.  In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Business Realignment Costs,” “Outlook,” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and “Critical Accounting Policies and Estimates,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx.  Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•          economic conditions in the domestic and international markets in which we operate, including the timing, speed and magnitude of the economy’s recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

•          any impacts on our business resulting from new domestic or international government regulation;

•          any impacts on our business resulting from new regulatory actions affecting aviation rights and labor rules;

•          the impact of any international conflicts or terrorist activities or related security measures on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

•          our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

•          the number, timing, mix and relocation costs of replacement staff required as a result of our early retirement and severance initiatives;

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

•          market acceptance of our new service and growth initiatives;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2003, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report.  While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars.  The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Canadian dollar, Japanese yen and British pound sterling.  Foreign currency fluctuations during the three- and six-month periods ended November 30, 2003 did not have a material effect on our results of operations.

Item 4.  Controls and Procedures

We maintain rigorous disclosure controls and procedures and internal control over financial reporting designed to ensure that our assets are adequately safeguarded and the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We perform a quarterly assessment of these procedures and controls requiring certification by all principal executive and financial management at both the operating company and corporate levels.

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

Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of November 30, 2003 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the 2003 annual meeting of stockholders held on September 29, 2003, FedEx’s stockholders elected four class II directors to serve for a three-year term expiring at the 2006 annual meeting.  The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
August A. Busch IV	259,283,084	3,848,744
John A. Edwardson	259,381,063	3,750,765
George J. Mitchell	213,348,241	49,783,587
Joshua I. Smith	259,181,012	3,950,816

The stockholders approved the adoption of FedEx’s Incentive Stock Plan by a vote of 215,929,221 for and 14,994,577 against.  There were 1,678,291 abstentions and 30,529,739 broker non-votes.  The Incentive Stock Plan reserves 3 million shares of common stock for issuance pursuant to stock options and 500,000 shares of common stock for issuance pursuant to restricted stock awards.

The Audit Committee’s designation of Ernst & Young LLP as independent auditors for the fiscal year ending May 31, 2004 was ratified by the stockholders by a vote of 256,510,166 for and 5,133,046 against. There were 1,488,616 abstentions.

A stockholder proposal requesting that the FedEx Board of Directors take the necessary steps to declassify the Board was approved by stockholders by a vote of 153,749,105 for and 76,642,665 against.  There were 2,210,319 abstentions and 30,529,739 broker non-votes.

Item 5.  Other Information

On December 18, 2003, one of our owned MD-10 aircraft landed at the Memphis International Airport, sustaining significant damage.  The National Transportation Safety Board has begun an inquiry regarding the accident.  The aircraft was fully insured.  The financial impact will not be material to our financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.

Exhibit Number	Description of Exhibit

10.1

Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

10.3	Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1995, 1997 and 2001 Restricted Stock Plans.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K.

During the quarter ended November 30, 2003, FedEx Corporation filed one Current Report on Form 8-K.  The report furnished FedEx’s press release, dated September 17, 2003, announcing its financial results for the quarter ended August 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date:	December 19, 2003	/s/ JAMES S. HUDSON
JAMES S. HUDSON
CORPORATE VICE PRESIDENT
STRATEGIC FINANCIAL PLANNING & CONTROL
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

10.3	Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1995, 1997 and 2001 Restricted Stock Plans.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1