Form 10-Q
period 2004-02-29
FEDEX CORP
filed 2004-03-18
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________TO____________

Commission File Number:  1-15829

FEDEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State of incorporation)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee	38120
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 15, 2004
Common Stock, par value $0.10 per share	298,719,743

FEDEX CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	February 29, 2004	May 31, 2003
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$475	$538
Receivables, less allowances of $148 and $149	3,000	2,627
Spare parts, supplies and fuel, less allowances of $111 and $101	256	228
Deferred income taxes	428	416
Prepaid expenses and other	206	132

Total current assets	4,365	3,941

PROPERTY AND EQUIPMENT, AT COST	20,049	19,017
Less accumulated depreciation and amortization	11,042	10,317

Net property and equipment	9,007	8,700

OTHER LONG-TERM ASSETS
Goodwill	3,236	1,063
Prepaid pension cost	1,203	1,269
Other assets	538	412

Total other long-term assets	4,977	2,744

	$18,349	$15,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	February 29, 2004	May 31, 2003
	(Unaudited)

CURRENT LIABILITIES
Short-term borrowings	$1,929	$—
Current portion of long-term debt	148	308
Accrued salaries and employee benefits	849	724
Accounts payable	1,464	1,168
Accrued expenses	1,276	1,135

Total current liabilities	5,666	3,335

LONG-TERM DEBT, LESS CURRENT PORTION	1,859	1,709

OTHER LONG-TERM LIABILITIES
Deferred income taxes	901	882
Pension, postretirement healthcare and other benefit obligations	749	657
Self-insurance accruals	567	536
Deferred lease obligations	501	466
Deferred gains, principally related to aircraft transactions	434	455
Other liabilities	71	57

Total other long-term liabilities	3,223	3,053

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $.10 par value; 800 million shares authorized, 299 million shares issued	30	30
Additional paid-in capital	1,010	1,088
Retained earnings	6,610	6,250
Accumulated other comprehensive loss	(17)	(30)
Treasury stock, at cost and deferred compensation	(32)	(50)

Total common stockholders’ investment	7,601	7,288

	$18,349	$15,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

REVENUES	$6,062	$5,545	$17,669	$16,657

OPERATING EXPENSES:
Salaries and employee benefits	2,649	2,464	7,778	7,293
Purchased transportation	602	535	1,755	1,602
Rentals and landing fees	474	452	1,350	1,361
Depreciation and amortization	340	334	1,010	1,011
Fuel	390	352	1,052	982
Maintenance and repairs	380	344	1,114	1,069
Business realignment costs	14	—	429	—
Other	841	795	2,426	2,360
	5,690	5,276	16,914	15,678

OPERATING INCOME	372	269	755	979

OTHER INCOME (EXPENSE):
Interest, net	(36)	(29)	(76)	(88)
Other, net	(2)	(3)	(3)	(4)
	(38)	(32)	(79)	(92)

INCOME BEFORE INCOME TAXES	334	237	676	887

PROVISION FOR INCOME TAXES	127	90	250	337

NET INCOME	$207	$147	$426	$550

EARNINGS PER COMMON SHARE:
Basic	$0.69	$0.49	$1.43	$1.85

Diluted	$0.68	$0.49	$1.40	$1.82

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.10	$0.22	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 29, 2004	February 28, 2003

Operating Activities:
Net income	$426	$550
Noncash charges (credits):
Depreciation and amortization	1,010	1,011
Other, net	77	236
Changes in operating assets and liabilities, net	219	(891)

Net cash provided by operating activities	1,732	906

Investing Activities:
Business acquisition, net of cash acquired	(2,410)	—
Capital expenditures	(892)	(1,174)
Proceeds from asset dispositions	14	20

Net cash used in investing activities	(3,288)	(1,154)

Financing Activities:
Proceeds from short-term borrowings, net	1,929	200
Principal payments on debt	(300)	—
Proceeds from stock issuances	90	40
Dividends paid	(48)	(45)
Purchase of treasury stock	(179)	(90)
Other, net	1	(2)

Net cash provided by financing activities	1,493	103

Net decrease in cash and cash equivalents	(63)	(145)
Cash and cash equivalents at beginning of period	538	331

Cash and cash equivalents at end of period	$475	$186

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Significant Accounting Policies

GENERAL.  These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2003.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2004 and the results of our operations for the three- and nine-month periods ended February 29, 2004 and February 28, 2003 and our cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003.  Operating results for the three- and nine-month periods ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement.  Negotiations with the pilots’ union began in March 2004, as the current agreement becomes amendable on May 31, 2004.

STOCK COMPENSATION.  We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans.  See Note 7 for a discussion of the assumptions underlying the pro forma calculations below.  If compensation cost for stock-based compensation plans had been determined under SFAS 123, pro forma net income, stock option compensation expense and basic and diluted earnings per common share for the three- and nine-month periods ended February 29, 2004 and February 28, 2003, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003

Net income, as reported	$207	$147	$426	$550
Add: Stock compensation included in reported net income, net of tax	—	—	9	—
Deduct: Total pro forma stock compensation expense, net of tax	9	9	30	26

Pro forma net income	$198	$138	$405	$524
Earnings per common share:
Basic – as reported	$0.69	$0.49	$1.43	$1.85
Basic – pro forma	$0.66	$0.46	$1.36	$1.76

Diluted – as reported	$0.68	$0.49	$1.40	$1.82
Diluted – pro forma	$0.65	$0.46	$1.33	$1.73

(2) Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs during the first half.  The response to these voluntary programs substantially exceeded our expectations.  Consequently, replacement management and staff were required and some employee departure dates were deferred up to May 31, 2004.  Also, during the third quarter and nine months of 2004, costs were incurred for the elimination of certain management positions at FedEx Express and other business units based on the staff reductions from the voluntary programs and other cost reduction initiatives.

Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  Other costs associated with business realignment activities were recognized in the period incurred. The savings from these initiatives will be reflected primarily in lower ongoing salaries and benefits costs. The ultimate costs and savings from our business realignment initiatives will depend, among other things, on the number, timing, mix and relocation costs of replacement personnel required.

The components of our business realignment costs and changes in the related accruals were as follows for the three- and nine-month periods ended February 29, 2004 (in millions):

Three months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$2	$53	$30	$85
Charged to expense	—	1	13	14
Cash paid	(1)	(30)	(11)	(42)
Amounts charged to other assets/liabilities	—	—	(5)	(5)
Ending accrual balances	$1	$24	$27	$52

Nine months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	203	158	68	429
Cash paid	(8)	(134)	(21)	(163)
Amounts charged to other assets/liabilities	(194)	—	(20)	(214)
Ending accrual balances	$1	$24	$27	$52

(1)  Other includes costs for management severance agreements, which are payable over future periods, including compensation related to previously granted stock options and incremental pension and healthcare benefits.  Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

(3) Kinko’s Acquisition

On February 12, 2004, we acquired all of the common stock of Kinko’s, Inc. (“Kinko’s”) for approximately $2.4 billion in cash.  The only Kinko’s debt assumed in the acquisition was $39 million of capital lease obligations.  Kinko’s is a leading provider of document solutions and business services.  Its network of approximately 1,200 worldwide locations offers access to technology for color printing, finishing and presentation services, Internet access, videoconferencing, outsourcing, managed services, Web-based printing and document management solutions.

The assets and liabilities related to Kinko’s have been included in the accompanying unaudited balance sheet based on a preliminary purchase price allocation.  The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill, as well as the assignment of goodwill to our reportable segments, will be completed based primarily on internal estimates of cash flows and independent appraisals.  The determination of the fair value of assets and liabilities, such as property and equipment and acquired amortizing intangible assets, including customer-related, technology and contract-based intangibles, will result in adjustments to the preliminary purchase price allocation.  The purchase price allocation is expected to be substantially complete by the end of 2004.  A significant amount of the purchase price will be recorded as goodwill, as the acquisition of Kinko’s provides FedEx with a substantially enhanced capability to provide package-shipping services to small- and medium-sized customers through Kinko’s array of retail store locations.  Because this was an acquisition of stock, goodwill is not deductible for tax purposes.

The accompanying unaudited balance sheet reflects the following preliminary allocation of the total purchase price of $2.4 billion (in millions):

Current assets, primarily accounts receivable and inventory	$230
Property and equipment	275
Goodwill, intangible assets and other long-term assets	2,225
Current liabilities	(250)
Current and long-term capital lease obligations and other long-term liabilities	(60)

Total purchase price	$2,420

The results of operations of Kinko’s have been included in our consolidated financial statements from February 12, 2004 and were not material (contributing $100 million of revenue and $0.01 per diluted share of earnings).  Therefore, we have not disclosed pro forma financial information in this quarterly report.  Pro forma results of operations as though the acquisition had been completed at the beginning of 2003 will be included in our 2004 Annual Report on Form 10-K.  We will also report Kinko’s as a separate operating segment beginning with the fourth quarter of 2004.

We paid a portion of the purchase price from available cash balances.  To finance the remainder of the purchase price, we entered into a six-month credit facility for $2 billion.  During February, we issued commercial paper backed by unused commitments under this facility.  At February 29, 2004, $1.9 billion of commercial paper borrowings was outstanding.  We anticipate that we will refinance a substantial portion of the outstanding commercial paper borrowings in the fourth quarter.

(4) Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable operating segment and changes therein follows (in millions):

	May 31, 2003	Goodwill Acquired During the Year		February 29, 2004

FedEx Express Segment	$397	$—		$397
FedEx Freight Segment	666	—		666
Unallocated (Kinko’s)	—	2,173	(1)	2,173
	$1,063	$2,173		$3,236

(1) Some portion of this amount will be allocated to amortizing intangible assets.

The components of our amortizing intangible assets, included in other long-term assets on the accompanying unaudited balance sheets, were as follows (in millions):

	February 29, 2004		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$73	$(40)	$73	$(37)
Technology based and other	42	(16)	40	(12)
Total	$115	$(56)	$113	$(49)

Amortization expense for intangible assets other than goodwill during the third quarter of 2004 was $2 million ($7 million year to date).  Estimated amortization expense is $2 million for the remainder of 2004 and $8 million for each of the four succeeding fiscal years.  This estimate of future amortization expense does not include expense related to amortizing intangible assets from the Kinko’s acquisition.

(5) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 29, 2004	February 28, 2003

Net income	$207	$147
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and $3	3	13
Comprehensive income	$210	$160

	Nine Months Ended
	February 29, 2004	February 28, 2003

Net income	$426	$550
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $4 and $5	13	15
Comprehensive income	$439	$565

(6)  Financing Arrangements

From time to time, we finance certain operating and investing activities, including acquisitions, through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under three revolving credit agreements totaling $3 billion and borrowings under the program reduce the amount available under these agreements.  One revolver provides for $750 million through September 28, 2006.  The second is a 364-day facility providing for $250 million through September 24, 2004.  To finance our acquisition of Kinko’s, we entered into a six-month credit facility for $2 billion.  All of our credit agreements contain similar covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  At February 29, 2004, $1.9 billion of commercial paper borrowings was outstanding and $1.1 billion under the credit facilities was available for future borrowings.  The weighted-average interest rate on the outstanding commercial paper borrowings was 1.15% during the third quarter of 2004.  Commercial paper borrowings are classified in short-term borrowings in the unaudited February 29, 2004 balance sheet.  We expect to refinance a significant portion of these borrowings during the fourth quarter of 2004.

(7)   Stock Option Assumptions

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

Some companies recognize compensation expense for the fair value of the option right itself.  We have elected not to adopt this accounting method because it requires the use of subjective valuation models, which we believe are not representative of the real value of the option to either FedEx or our employees.  However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter.  We use the Black-Scholes option-pricing model to calculate the fair value of options for our pro forma disclosures.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price.  Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense.  Following is a table of the key weighted-average assumptions used in the option valuation calculations for the options granted in the three- and nine-month periods ended February 29, 2004 and February 28, 2003, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003

Expected lives	4 years	4 years	4 years	4 years
Expected volatility	29.52%	34.17%	32.38%	34.92%
Risk-free interest rate	2.94%	2.98%	2.11%	4.06%
Dividend yield	0.308%	0.365%	0.310%	0.378%
Forfeiture rate	8.45%	8.45%	8.45%	8.45%

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

Dividend Yield.  This is the annual rate of dividends per share over the exercise price of the option.  In July 2002 we paid the first dividend in the history of the company.  Therefore, the fair value of options prior to that time is not affected by the dividend yield.  An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate.  This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested.  This percentage is derived from historical experience.  An increase in the forfeiture rate will decrease compensation expense.

During the third quarter of 2004, we made option grants of 219,469 shares at a weighted-average exercise price of $71.67 per share.  The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $19.38 per option.  During the nine months ended February 29, 2004, 3,877,019 shares were granted at a weighted-average exercise price of $64.93 per share.  The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $18.03 per option.  The fair value determination of options granted during the third quarter and nine months of 2004 would not be materially different under the binomial valuation method.

Total stock options outstanding or available for grant at February 29, 2004 represented 7.5% of total outstanding common shares.

(8)   Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three- and nine-month periods ended February 29, 2004 and February 28, 2003 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003

Net income applicable to common stockholders	$207	$147	$426	$550

Weighted-average shares of common stock outstanding	299	298	298	298

Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	15	19	15
Less shares repurchased from proceeds of assumed exercise of options	(14)	(10)	(13)	(10)
Weighted-average common and common equivalent shares outstanding	303	303	304	303
Basic earnings per share	$0.69	$0.49	$1.43	$1.85
Diluted earnings per share	$0.68	$0.49	$1.40	$1.82

(9)  Business Segment Information

We provide customers and businesses worldwide with the broadest portfolio of transportation, e-commerce and business services.  We offer integrated business applications through operating companies competing collectively and managed collaboratively, under the respected FedEx and Kinko’s brands.  Our operations for the periods presented are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), North America’s second largest provider of small-package ground delivery service; and FedEx Freight Corporation (“FedEx Freight”), the largest U.S. provider of regional less-than-truckload (“LTL”) freight services.  These businesses form the core of our reportable segments.  Other business units in the FedEx portfolio are FedEx Trade Networks, Inc., a global trade services company; FedEx Custom Critical, Inc., a critical-shipment carrier; FedEx Supply Chain Services, Inc., a contract logistics provider; and Caribbean Transportation Services, Inc., a leading provider of airfreight forwarding services.

As discussed in Note 3, we acquired Kinko’s on February 12, 2004 and its results of operations have been included in our financial results from the date of acquisition.  Kinko’s results of operations for the period February 12, 2004 through February 29, 2004 were not material to our third quarter results and are included in the “Other and eliminations” caption in the table below.  Beginning with the fourth quarter, we will report Kinko’s as a separate operating segment.

Effective in 2004, we changed the reporting and responsibility relationships of our smaller business units so that they now report directly to a core segment.  As a result, our reportable segments included the following businesses for the periods presented:

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

	Three Months Ended			Nine Months Ended
	February 29, 2004		February 28, 2003	February 29, 2004		February 28, 2003
Revenue
FedEx Express Segment	$4,374		$4,094	$12,790		$12,184
FedEx Ground Segment	960		886	2,852		2,660
FedEx Freight Segment	630		568	1,931		1,817
Other and eliminations	98		(3)	96		(4)
	$6,062		$5,545	$17,669		$16,657

Operating Income
FedEx Express Segment	$218	(1)	$130	$222	(2)	$488
FedEx Ground Segment	112		109	363		345
FedEx Freight Segment	37		28	164		144
Other and eliminations	5		2	6		2
	$372		$269	$755		$979

(1)   Includes $12 million of business realignment costs.

(2)   Includes $423 million of business realignment costs.

(10)   Guarantees

Certain of our publicly-held long-term debt is guaranteed by our subsidiaries.  The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission (“SEC”) regulations.  FedEx, as the parent company issuer of this debt, has no independent assets or operations.  There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

(11)   Variable Interest Entities (“VIE”)

FedEx Express entered into a lease in July 2001 for two MD11 aircraft.  These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation.  The original cost of the assets under the lease was approximately $150 million.

This lease contains residual value guarantees that obligate FedEx Express, not the third party owners, to absorb the majority of the losses, if any, of the entity.  The lease also provides FedEx Express with the right to receive any residual returns of the entity if they occur.  At February 29, 2004 the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million.  Financial Accounting Standards Board Interpretation No. (“FIN”) 46 required us to consolidate the separate entity that owns the two MD11 aircraft.  Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in our financial statements if FIN 46 had been effective at the inception of the lease).  As a result of this consolidation, the accompanying unaudited February 29, 2004 balance sheet includes an additional $122 million of long-term assets and $137 million of long-term liabilities.  Consolidation did not materially affect our financial position, results of operations or cash flows, and our debt covenants were not adversely affected.

(12)   Commitments

As of February 29, 2004, our purchase commitments for the remainder of 2004 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2004 (remainder)	$4	$22	$66	$92
2005	22	175	143	340
2006	—	143	114	257
2007	111	112	39	262
2008	131	75	15	221
Thereafter	1,708	79	193	1,980

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

FedEx Express is committed to purchase two A310s, ten A380s and ten ATR42s to be delivered through 2012.  Deposits and progress payments of $25 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.   Payments related to these activities are included in the table above.

(13)   Contingencies

In March 2003, the Department of Transportation asserted that we were overpaid under the Air Transportation Safety and System Stabilization Act by $31.6 million and has demanded repayment.  See Note 1 for further discussion.

In December 2003, the plaintiffs asked the United States Supreme Court to review the decision of the 9th Circuit Court of Appeals in our favor in the class action lawsuit alleging we improperly suspended our money-back guarantee during the UPS strike in 1997.  The lower court had entered judgment against FedEx Express of approximately $70 million, including accrued interest and fees for the plaintiffs’ attorney.  The court of appeals overturned that decision in September 2003 and entered judgment in FedEx Express’s favor.  We believe it is unlikely the Supreme Court will agree to hear the case.

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

As a result of this ruling, we recognized a one-time benefit in the first quarter of 2004 of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on the amount we paid in 2001.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  On November 19, 2003, the IRS appealed this ruling to the Sixth Circuit Court of Appeals.  The Government’s brief was filed at the end of February 2004.  Our brief is due at the end of March 2004.    We believe the District Court’s ruling will be upheld on appeal.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(14)   Related Party Transaction

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

(15) Supplemental Cash Flow Information

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$136	$118
Income taxes	309	54

FedEx Express amended two leases for MD11 aircraft during the first quarter of 2004, which required FedEx Express to record $110 million in both fixed assets and long-term liabilities.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of February 29, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 2004 and February 28, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003.  These financial statements are the responsibility of the Company’s management.

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
March 16, 2004

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

FedEx provides customers and businesses worldwide with the broadest portfolio of transportation, e-commerce and business services.  We offer integrated business applications through operating companies competing collectively and managed collaboratively, under the respected FedEx and Kinko’s brands.  For the periods presented in this report, these operating companies were primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, North America’s second largest provider of small-package ground delivery service; and FedEx Freight, the largest U.S. provider of regional LTL freight services.  These companies formed the core of our reportable segments for the periods presented.  In addition, effective in 2004, we changed the reporting and responsibility relationships of our smaller business units so that they now report directly to a core segment.  See “Reportable Segments” for further discussion.

On February 12, 2004, we completed the acquisition of Kinko’s for approximately $2.4 billion in cash.  The results of operations of Kinko’s have been included in the accompanying unaudited financial statements from the date of acquisition and were not material to our consolidated results of operations or cash flows.  The assets acquired and liabilities assumed were recorded at their estimated fair value based on a preliminary allocation of the purchase price.  We will report Kinko’s as a separate operating segment beginning with the fourth quarter of 2004.  See “Kinko’s Acquisition” for further discussion.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts

Three- and nine-month periods ended February 29, 2004 and February 28, 2003:

	Three Months Ended			Percent Change	Nine Months Ended			Percent Change
	2004		2003		2004		2003
Revenues	$6,062		$5,545	9	$17,669		$16,657	6

Operating income	372	(1)	269	38	755	(2)	979	(23)

Operating margin	6.1%		4.8%		4.3%		5.9%

Net income	$207	(1)	$147	41	$426	(2)(3)	$550	(23)

Diluted earnings per share	$0.68	(1)	$0.49	39	$1.40	(2)(3)	$1.82	(23)

(1)     Includes $14 million ($9 million, net of tax, or $0.03 per diluted share) of business realignment costs described below.

(2)     Includes $429 million ($266 million, net of tax, or $0.88 per diluted share) of business realignment costs described below.

(3)     Includes a $26 million, net of tax, or $0.08 per diluted share benefit related to a favorable ruling on an IRS tax case described below.

Revenue growth for the third quarter and nine months of 2004 was attributable to increased volumes of FedEx Express international priority (IP) shipments and FedEx Ground shipments, as well as strong growth of international yields at FedEx Express.  Yield improvements at FedEx Ground and FedEx Freight also contributed to revenue growth during the nine months and, to a lesser extent, during the third quarter of 2004.  In addition, Kinko’s (acquired on February 12, 2004) added approximately $100 million of revenue during the third quarter and nine months of 2004.

Operating income increased 38% during the third quarter of 2004 primarily due to cost savings from our business realignment initiatives (approximately $65 million) and increases in international volumes and yields at FedEx Express.  Operating income increased despite higher pension and variable compensation costs and base salary increases.  We also incurred an additional $14 million of costs related to the business realignment initiatives.  We estimate that the impact of winter weather on our operations during the third quarter was not materially different between 2004 and 2003.

Operating income decreased 23% for the nine months of 2004 as costs related to the business realignment initiatives totaled $429 million.  See “Business Realignment Costs” for a discussion of these costs and related savings.  In total, operating expenses, excluding business realignment costs, increased less than the increase in revenue for both the third quarter and nine months, despite significant increases in pension and healthcare costs and higher variable compensation.  We realized approximately $90 million of business realignment savings in the nine months of 2004.

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments did not impact operating income.  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal (also, see Note 13 to the accompanying unaudited financial statements).

Net interest expense increased $7 million in the third quarter of 2004 primarily due to the amendment of aircraft operating leases and the adoption of FIN 46, which together resulted in eight MD11 aircraft being recorded as fixed assets and the related obligations being recorded as long-term debt.  Interest expense also increased due to borrowings for the Kinko’s acquisition.  The prior year period included interest expense related to the tax case described above.  Net interest expense decreased $12 million for the nine months, as the favorable resolution of the tax case described above more than offset the increased interest expense related to the eight MD11 aircraft and the additional borrowings.

Our effective tax rates for the third quarter and nine months of 2004 were 38% and 37%, respectively.  The effective tax rate for both the third quarter and nine months of 2003 was 38%.  We currently expect the effective tax rate to be approximately 38% for the fourth quarter of 2004 and 37.5% for the fiscal year.  However, we could recognize a lower rate for the fiscal year, depending on a number of factors, including the amount and source of operating income.

Net income and diluted earnings per share increased by approximately 40% in the third quarter of 2004 due to business realignment savings of approximately $65 million, offset by $14 million of costs (resulting in net savings of $32 million, net of tax, or $0.11 per diluted share).  Net income and diluted earnings per share decreased by 23% in the nine months primarily due to business realignment costs of $429 million, reduced by $90 million of savings (resulting in net costs of $210 million, net of tax, or $0.69 per diluted share).  These net costs were partially offset by the $26 million, net of tax, or $0.08 per diluted share benefit recognized in the first quarter due to the favorable ruling on the IRS tax case discussed above.

Kinko’s Acquisition

On February 12, 2004, we acquired all of the common stock of Kinko’s for approximately $2.4 billion in cash.  The only Kinko’s debt assumed in the acquisition was $39 million of capital lease obligations.  Kinko’s is a leading provider of document solutions and business services.  Its network of approximately 1,200 worldwide locations offers access to technology for color printing, finishing and presentation services, Internet access, videoconferencing, outsourcing, managed services, Web-based printing and document management solutions.

The transaction is being accounted for as a purchase.  Accordingly, the assets and liabilities of Kinko’s will be recorded at their fair values and the excess of the purchase price over the fair value of assets acquired will be recorded as goodwill.  A significant amount of the purchase price will be recorded as goodwill, as the acquisition of Kinko’s provides FedEx with a substantially enhanced capability to provide package-shipping services to small- and medium-sized customers through Kinko’s array of retail store locations.

The assets and liabilities related to Kinko’s have been included in the accompanying unaudited balance sheet based on a preliminary purchase price allocation.  The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill, as well as the assignment of goodwill to our reportable segments, will be completed based primarily on internal estimates of cash flows and independent appraisals.  The determination of the fair value of assets and liabilities, such as property and equipment and acquired amortizing intangible assets, including customer-related, technology and contract-based intangibles, will result in adjustments to the preliminary purchase price allocation.  The purchase price allocation is expected to be substantially complete by the end of 2004.  The results of operations of Kinko’s have been included in our consolidated financial statements from February 12, 2004 and were not material (contributing $100 million of revenue and $0.01 per diluted share of earnings).  We will report Kinko’s as a separate operating segment beginning with the fourth quarter of 2004.

We paid a portion of the purchase price from available cash balances.  To finance the remainder of the purchase price, we entered into a six-month credit facility for $2 billion.  During February, we issued commercial paper backed by unused commitments under this facility.  At February 29, 2004, $1.9 billion of commercial paper borrowings was outstanding, which is classified as short-term borrowings in the accompanying unaudited February 29, 2004 balance sheet.  We anticipate that we will refinance a substantial portion of the outstanding commercial paper borrowings in the fourth quarter.  See Notes 3 and 6 of the accompanying unaudited financial statements for further discussion.

Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs during the first half.  The response to these voluntary programs substantially exceeded our expectations.  Consequently, replacement management and staff were required and some employee departure dates were deferred up to May 31, 2004.  Also, during the third quarter and nine months of 2004, costs were incurred for the elimination of certain management positions at FedEx Express and other business units based on the staff reductions from the voluntary programs and other cost reduction initiatives.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  Other costs associated with business realignment activities were recognized in the period incurred.

We recognized $14 million of business realignment costs during the third quarter of 2004 ($429 million in the nine months).  Approximately $65 million of savings were realized in the third quarter ($90 million in the nine months), reflected primarily in lower ongoing salaries and benefits costs.  Including the effects of the expansion of our business realignment activities to business units outside of FedEx Express, we expect to incur fourth quarter charges of approximately $10 million.  We expect the savings from these initiatives to be $50 million to $60 million in the fourth quarter of 2004.  The ultimate costs and savings from our business realignment initiatives will depend, among other things, on the number, timing, mix and relocation costs of replacement personnel required.

The components of our business realignment costs and changes in the related accruals were as follows for the three- and nine month periods ended February 29, 2004 (in millions):

Three months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$2	$53	$30	$85
Charged to expense	—	1	13	14
Cash paid	(1)	(30)	(11)	(42)
Amounts charged to other assets/liabilities	—	—	(5)	(5)
Ending accrual balances	$1	$24	$27	$52

Nine months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	203	158	68	429
Cash paid	(8)	(134)	(21)	(163)
Amounts charged to other assets/liabilities	(194)	—	(20)	(214)
Ending accrual balances	$1	$24	$27	$52

(1)  Other includes costs for management severance agreements, which are payable over future periods, including compensation related to previously granted stock options and incremental pension and healthcare benefits.  Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

Total cash payments under these programs are expected to be approximately $220 million.  Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, particularly at FedEx Express, while maintaining our industry-leading service levels.  These business realignment initiatives are another step in this ongoing process of reducing our cost structure to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.  We continue to examine cost reduction opportunities and may identify additional actions that result in the recognition of charges in 2004 and beyond.

Outlook

As a result of a strengthening worldwide economy, our outlook anticipates revenue growth in all reportable segments for the remainder of 2004.  During the fourth quarter of 2004, we expect continued strong growth of international volumes and yields at FedEx Express.  We also expect improved volume growth at FedEx Ground and FedEx Freight.  In January 2004, we implemented average list price increases of 1.9% at FedEx Ground and 2.5% at FedEx Express, along with certain surcharge increases, and eliminated the fuel surcharge at FedEx Ground.  Our management teams continue to examine additional cost reduction opportunities as we focus on optimizing our networks, improving our service offerings, enhancing the customer experience and positioning FedEx to increase cash flow and financial returns by improving our operating margin.

On February 12, 2004, we completed the acquisition of Kinko’s.  We expect Kinko’s to be accretive to 2004 results and contribute to earnings growth in 2005 as we move quickly to expand our service offerings at all 1,100 U.S. locations.  During the fourth quarter of 2004 we expect to incur approximately $20 million of costs related to Kinko's integration matters.  See “Kinko’s Acquisition” for additional discussion.

We anticipate strong fourth quarter year-over-year growth of both operating income and margins.  These measures will be positively impacted during the remainder of 2004 by the net savings from our business realignment initiatives discussed above and revenue growth, despite increased pension and healthcare expenses and higher variable compensation.  Over the past several years we have experienced significant year-over-year increases in pension cost.  For 2005 we expect only a modest increase in pension cost, as 2004 actual asset returns have substantially improved the funded status of our pension plans in spite of a continued decline in the discount rate.

Future results will depend upon a number of factors, including the timing, speed and magnitude of the U.S. domestic economic recovery, international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives, the ultimate costs and savings from our business realignment activities and our ability to effectively operate, integrate and leverage the Kinko’s business.  In addition, adjustments to our fuel surcharges at FedEx Express lag changes in actual jet fuel prices paid.  Therefore, our operating income could be materially affected should the spot price of fuel suddenly change by a significant amount or should we be unable to further increase our fuel surcharge in response to rising fuel prices due to competitive pressures.

Increased security requirements for air cargo carriers have been put in place and have not had a material impact on our operating results for the periods presented.  Although no specific proposals have been issued, further measures may be forthcoming.  The impact on our results of operations of any such additional measures is unknown.  See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

REPORTABLE SEGMENTS

For the periods presented, FedEx Express, FedEx Ground and FedEx Freight formed the core of our reportable segments.  Beginning with the fourth quarter, we will report Kinko’s as a separate operating segment.  Effective in 2004, we changed the reporting and responsibility relationships of our smaller business units so they now report directly to a core segment.  As a result, our reportable segments included the following businesses for the periods presented:

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

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2004	2003		2004	2003
Revenues:
Package:
U.S. overnight box	$1,385	$1,355	2	$4,080	$4,041	1
U.S. overnight envelope	398	418	(5)	1,238	1,267	(2)
U.S. deferred	686	666	3	1,918	1,881	2
Total U.S. domestic package revenue	2,469	2,439	1	7,236	7,189	1
International priority (IP)	1,271	1,051	21	3,684	3,181	16
Total package revenue	3,740	3,490	7	10,920	10,370	5
Freight:
U.S.	419	394	6	1,186	1,175	1
International	97	100	(3)	299	294	2
Total freight revenue	516	494	4	1,485	1,469	1
Other (1)	118	110	7	385	345	12
Total revenues	4,374	4,094	7	12,790	12,184	5
Operating expenses:
Salaries and employee benefits	1,855	1,781	4	5,495	5,216	5
Purchased transportation	177	151	17	504	446	13
Rentals and landing fees	388	391	(1)	1,142	1,173	(3)
Depreciation and amortization	203	203	—	610	612	—
Fuel	356	320	11	959	898	7
Maintenance and repairs	300	269	12	878	840	5
Business realignment costs	12	—	n/a	423	—	n/a
Intercompany charges	350	328	7	1,039	987	5
Other	515	521	(1)	1,518	1,524	—
Total operating expenses	4,156	3,964	5	12,568	11,696	7
Operating income	$218	$130	68	$222	$488	(55)

Operating margin	5.0%	3.2%		1.7%	4.0%

Package Statistics (2)
Average daily package volume (ADV):
U.S. overnight box	1,197	1,189	1	1,178	1,175	—
U.S. overnight envelope	628	662	(5)	655	676	(3)
U.S. deferred	1,003	977	3	933	908	3
Total U.S. domestic ADV	2,828	2,828	—	2,766	2,759	—
IP	393	358	10	386	366	5
Total ADV	3,221	3,186	1	3,152	3,125	1

Revenue per package (yield):
U.S. overnight box	$18.37	$18.09	2	$18.23	$18.10	1
U.S. overnight envelope	10.06	10.03	—	9.95	9.87	1
U.S. deferred	10.85	10.82	—	10.82	10.90	(1)
U.S. domestic composite	13.86	13.69	1	13.77	13.71	—
IP	51.41	46.67	10	50.19	45.83	10
Composite package yield	18.43	17.39	6	18.23	17.47	4

Freight Statistics (2)
Average daily freight pounds:
U.S.	9,082	9,131	(1)	8,540	9,187	(7)
International	2,060	2,183	(6)	2,143	2,157	(1)
Total average daily freight pounds	11,142	11,314	(2)	10,683	11,344	(6)

Revenue per pound (yield):
U.S.	$0.73	$0.69	6	$0.73	$0.67	9
International	0.75	0.73	3	0.74	0.72	3
Composite freight yield	0.74	0.69	7	0.73	0.68	7

(1)  Other includes FedEx Trade Networks.

(2)  Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express total revenues increased in both the third quarter and nine months of 2004, principally due to higher IP revenues in Asia, Europe and the U.S.  During the third quarter and nine months, IP revenues increased significantly on volume growth (10% for the third quarter and 5% for the nine months) and higher yield (10% for both periods).  Asia experienced strong average daily volume growth during both the third quarter and nine months (led by China with volume growth of over 50%), while outbound shipments from Europe, the U.S. and Latin America continued to improve.  The increase in IP yield was largely attributable to Europe.  The yield increase was primarily due to higher average weight per package, favorable exchange rate differences and higher fuel surcharge revenue.

U.S. domestic volumes at FedEx Express were flat for the third quarter and nine months of 2004.  U.S. domestic composite yield increased during the third quarter due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  U.S. domestic composite yield was flat during the nine months, as a slight decline in average rate per pound was offset by increases in average weight per package and fuel surcharge revenue.  For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 2.5%, along with certain surcharge increases, became effective January 5, 2004.

Freight revenue increased in both the third quarter and nine months of 2004 due to increased yields related to product mix, despite lower volumes.  On March 16, 2004, FedEx Express entered into a fourth addendum to its transportation agreement with the U.S. Postal Service, allowing FedEx Express to continue carrying incremental pounds of mail through November 30, 2004 at higher committed volumes than required under the original agreement.

Fuel surcharge revenue was higher in the nine months, and to a lesser extent, in the third quarter of 2004 due to higher jet fuel prices and the introduction of certain international dynamic fuel surcharges in September 2002.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 5.0% during the nine months of 2004 and between 2.0% and 4.0% during the prior year period.  International fuel surcharges were as high as 5.0% during the nine months of 2004.

FedEx Express Segment Operating Income

The 68% increase in operating income during the third quarter of 2004 was primarily attributable to approximately $62 million of savings related to our business realignment initiatives (offset by $12 million of costs) and increases in international volumes and yields.  Operating income improved despite higher maintenance, pension and variable compensation costs and base salary increases.  During the nine months, operating income decreased as business realignment costs totaled $423 million (offset by $87 million of savings).  Revenue growth, ongoing cost control efforts and business realignment savings offset higher pension, healthcare and variable compensation costs and base salary increases.

During the nine months, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, despite a decline in gallons consumed.  However, fuel surcharge revenue more than offset higher jet fuel prices primarily due to the introduction of certain international dynamic fuel surcharges in September 2002.  Purchased transportation costs increased in the third quarter and nine months of 2004 as IP volume growth led to an increase in contract pick-up and delivery services.  Higher maintenance costs in the third quarter of 2004 were primarily due to the timing of scheduled aircraft maintenance events.  Intercompany charges increased during the third quarter and nine months of 2004 due to higher pension, healthcare and variable compensation costs and base salary increases at FedEx Services.

Rentals and landing fees decreased in the third quarter and nine months of 2004 due to the amendment of operating leases for six MD11 aircraft that resulted in these aircraft being recorded as fixed assets under capital lease.  In addition, as discussed in Note 11 to the accompanying unaudited financial statements, two additional MD11s were recorded as fixed assets at September 1, 2003 as a result of the adoption of FIN 46.  Depreciation and amortization expense remained flat during the third quarter and nine months, despite the additional depreciation from the eight MD11 aircraft added to fixed assets.  Partially offsetting higher operating costs during the nine months of 2003 was a gain, recognized in the first quarter, from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the nine months of 2003.

On December 18, 2003, one of our owned wide-body aircraft sustained significant damage on landing at the Memphis International Airport.  The aircraft was fully insured, and the financial impact of this incident was not material to our financial position, results of operations or cash flows.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2004	2003		2004	2003
Revenues	$960	$886	8	$2,852	$2,660	7
Operating expenses:
Salaries and employee benefits	183	176	4	547	531	3
Purchased transportation	367	335	10	1,076	990	9
Rentals	26	23	13	72	69	4
Depreciation and amortization	38	38	—	114	115	(1)
Fuel	4	3	33	9	7	29
Maintenance and repairs	22	22	—	69	66	5
Business realignment costs	1	—	n/a	1	—	n/a
Intercompany charges	107	90	19	312	265	18
Other	100	90	11	289	272	6
Total operating expenses	848	777	9	2,489	2,315	8

Operating income	$112	$109	3	$363	$345	5

Operating margin	11.6%	12.3%		12.7%	13.0%

Average daily package volume (ADV) (1)	2,296	2,171	6	2,250	2,183	3
Revenue per package (yield) (1)	$6.52	$6.27	4	$6.44	$6.17	4

(1)  Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased in the third quarter and nine months of 2004 due to higher volumes and yield improvement, led by continued popularity of our home delivery service.  The nine months of 2004 had one additional operating day.  ADV grew 6% in the third quarter, up from 1% and 3% growth in the first and second quarters, respectively.  The lower ADV increase for the first half was due to a difficult year-over-year comparison, as first quarter 2003 volume included an estimated 140,000 to 150,000 daily packages as a result of the threat of a UPS work stoppage.

Yield at FedEx Ground increased in the third quarter and nine months of 2004 primarily due to general rate increases and an increase in extra services revenue, partially offset by higher customer discounts and the elimination of the fuel surcharge in January.  An average list price increase of 1.9% on FedEx Ground services became effective January 5, 2004.  On that date, the fuel surcharge for all FedEx Ground shipments was discontinued.

FedEx Ground Segment Operating Income

Operating income increased in the third quarter and nine months of 2004 due to volume growth, yield improvements and increased productivity.  These gains were partially offset by higher intercompany charges, increased healthcare and pension costs and expenses related to terminal expansions and relocations.  During both periods, FedEx Ground utilized a larger portion of allocated sales, marketing, information technology and customer support resources.  Intercompany charges also increased due to higher pension, healthcare and variable compensation costs and base salary increases at FedEx Services.

Operating margin for the segment was also negatively affected during the third quarter and nine months of 2004 by operating losses at FedEx Supply Chain Services.  Losses at FedEx Supply Chain Services, slower yield growth primarily due to the elimination of FedEx Ground’s fuel surcharge and higher intercompany allocations are expected to constrain margins during the remainder of 2004.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses and operating income (dollars in millions) and selected statistics for the three- and nine-month periods ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2004	2003		2004	2003
Revenues	$630	$568	11	$1,931	$1,817	6
Operating expenses:
Salaries and employee benefits	346	313	11	1,031	970	6
Purchased transportation	59	51	16	179	170	5
Rentals and landing fees	25	25	—	74	80	(8)
Depreciation and amortization	24	22	9	69	65	6
Fuel	31	28	11	85	77	10
Maintenance and repairs	28	27	4	84	86	(2)
Intercompany charges	5	5	—	15	14	7
Other	75	69	9	230	211	9
Total operating expenses	593	540	10	1,767	1,673	6

Operating income	$37	$28	32	$164	$144	14

Operating margin	5.9%	4.9%		8.5%	7.9%

Average daily LTL shipments (in thousands)	55	53	4	56	57	(2)
Weight per LTL shipment (lbs)	1,121	1,110	1	1,119	1,111	1
LTL yield (revenue per hundredweight)	$14.35	$13.59	6	$14.21	$13.30	7

FedEx Freight Segment Revenues

The increase in FedEx Freight Segment revenues during the third quarter of 2004 was due to year-over-year increases in LTL yield and LTL average daily shipments.  The growth in average daily shipments was a continuation of a trend that began at the end of the second quarter.  We expect this trend to continue in the fourth quarter of 2004.  The increase in revenues for the nine months was primarily due to the year-over-year increase in LTL yields.  Contributing to the increase in LTL yield during the third quarter and nine months of 2004 were a 5.9% general rate increase on June 30, 2003, favorable contract renewals and growth in our interregional freight service.

FedEx Freight Segment Operating Income

The increase in operating income at FedEx Freight during the third quarter and nine months of 2004 was attributable to LTL revenue growth and cost management.  Operating margins improved in spite of higher pension, healthcare and variable compensation costs.  Purchased transportation increased primarily due to the growth of our interregional freight service.  In addition, self-insured claims expense, which is included in “Other” on the preceding table, increased during the third quarter.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $475 million at February 29, 2004, compared to $538 million at May 31, 2003.  The following table provides a summary of our cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003 (in millions):

	2004	2003
Net cash provided by operating activities	$1,732	$906

Investing activities:
Business acquisition, net of cash acquired	(2,410)	—
Capital expenditures and other investing activities	(878)	(1,154)
Net cash used in investing activities	(3,288)	(1,154)

Financing activities:
Proceeds from short-term borrowings, net	1,929	200
Principal payments on debt	(300)	—
Repurchase of treasury stock	(179)	(90)
Dividends paid	(48)	(45)
Other financing activities	91	38
Net cash provided by financing activites	1,493	103

Net decrease in cash	$(63)	$(145)

The $826 million increase in cash flows from operating activities in the nine months of 2004 was largely attributable to substantially higher pension contributions in 2003.  Although not required by the Employee Retirement Income Security Act of 1974, we made $320 million in contributions to our principal U.S. domestic pension plan in the nine months of 2004 compared to total contributions of over $1 billion in the prior year period.  In addition, revenue growth and working capital management also contributed to the increase in cash flows from operating activities.

Cash Used for Capital Investments.  See “Debt Financing Activities” and “Kinko’s Acquisition” for a discussion of the cash used to acquire Kinko’s.  Capital expenditures during the nine months of 2004 were 24% lower than 2003, primarily at FedEx Express where capital expenditures were lower due to fewer previously contracted aircraft expenditures in the current period versus the prior year period.  See “Capital Resources” below for further discussion.

Debt Financing Activities.  Our commercial paper program is backed by unused commitments under three credit agreements, totaling $3 billion, and reduces the amount available under these agreements.  Commercial paper borrowings of $1.9 billion were necessary to finance part of our $2.4 billion acquisition of Kinko’s.  These borrowings are backed by a six-month $2 billion credit agreement.  At February 29, 2004, $1.9 billion of commercial paper borrowings was outstanding and $1.1 billion under the revolving credit agreements was available for future borrowings.  We anticipate that we will refinance a substantial portion of outstanding commercial paper borrowings during the fourth quarter.  See Notes 3 and 6 of the accompanying unaudited financial statements for further discussion of these credit facilities.  During the nine months of 2004, $275 million of existing unsecured debt matured and was paid.

Cash Used for Share Repurchases.  During the first quarter of 2004, our Board of Directors authorized the buy back of an additional 5.0 million shares of common stock.  During the nine months of 2004, we repurchased 2,625,000 shares at an average price of $68.14 per share, which decreased cash flows by approximately $179 million.  We repurchased 1,700,000 shares of our common stock in the nine months of 2003 at a cost of approximately $90 million or an average price of $52.91.  Based on our current financing strategy, we have significantly reduced the number of shares we expect to repurchase and instead are issuing new shares in connection with our equity compensation programs.  A total of 5.75 million shares remain under existing share repurchase authorizations.

Dividends.  Dividends paid in the nine months of 2004 and 2003 were $48 million and $45 million, respectively.  In addition, on February 19, 2004, our Board of Directors declared a dividend of $0.06 per share of common stock.  The dividend is payable on April 1, 2004 to stockholders of record as of the close of business on March 11, 2004.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Other Liquidity Information.  We believe that cash flow from operations, our commercial paper program and revolving bank credit facilities will adequately meet our working capital and capital expenditure needs for the foreseeable future.

CAPITAL RESOURCES

The following table compares capital expenditures for the three- and nine-month periods ended February 29, 2004 and February 28, 2003 (in millions):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Aircraft and related equipment	$126	$130	$303	$626
Facilities and sort equipment	75	66	220	178
Information technology investments	50	61	160	195
Vehicles and other equipment	33	29	209	175

Total capital expenditures	$284	$286	$892	$1,174

For all of 2004, we expect capital expenditures of approximately $1.4 billion ($200 million lower than our previous forecast and below 2003 levels), with the year-over-year decrease due to lower aircraft expenditures at FedEx Express, partially offset by an increase from capacity expansion at FedEx Ground.  For the nine months, lower aircraft expenditures in 2004 resulted in a 24% decline versus the prior year.

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of February 29, 2004.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year
	(in millions)
	2004 (1)	2005	2006	2007	2008	There- after	Total

Amounts reflected in Balance Sheet:
Short-term borrowings (2) (3)	$1,929	$—	$—	$—	$—	$—	$1,929
Long-term debt (3)	—	6	257	226	—	832	1,321
Capital lease obligations (4)	26	171	132	123	99	236	787

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (5)	92	340	257	262	221	1,980	3,152
Operating leases	433	1,644	1,499	1,415	1,287	8,874	15,152

Total	$2,480	$2,161	$2,145	$2,026	$1,607	$11,922	$22,341

(1)  Cash obligations for the remainder of 2004.

(2)  We anticipate that we will refinance a substantial portion of this amount in the fourth quarter of 2004.

(3)  Amounts do not include related interest.

(4)  Amounts include related interest.

(5)  See Note 12 to the accompanying unaudited financial statements.

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

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 29, 2004.  In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”).  At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.  Credit rating agencies routinely use this information concerning minimum lease payments required for our operating leases to calculate our debt capacity.  In addition, we have guarantees under certain operating leases, amounting to $42 million as of February 29, 2004, for the residual values of vehicles and facilities at the end of the respective operating lease periods.  Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements.  Accordingly, no accruals have been recognized for these guarantees.

We have certain operating leases that were arranged using variable interest entities under terms that are considered customary in the airline industry.  As discussed in Note 11 to the accompanying unaudited financial statements, we consolidated one of these entities in the second quarter of 2004 in accordance with FIN 46.  As a result of this consolidation, the accompanying unaudited February 29, 2004 balance sheet includes an additional $122 million of long-term assets and $137 million of long-term liabilities.  Consolidation did not materially affect our financial position, results of operations or cash flows, and our debt covenants were not adversely affected.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Kinko’s Acquisition,” “Business Realignment Costs,” “Outlook,” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and “Critical Accounting Policies and Estimates,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx.  Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

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

•          our ability to effectively operate, integrate and leverage the Kinko’s business;

•          the number, timing, mix and relocation costs of replacement personnel required as a result of our early retirement and severance initiatives;

•          sudden changes in fuel prices or currency exchange rates;

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

•          adverse weather conditions;

•          availability of financing on terms acceptable to us and our ability to maintain our current credit rating; and

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At February 29, 2004, we had outstanding commercial paper borrowings of $1.9 billion related to our acquisition of Kinko’s.  Our commercial paper program exposes us to market risk for changes in interest rates.  We have not employed interest rate hedging to mitigate the risks with respect to our floating rate borrowings.  A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations.  In addition, we expect to refinance a majority of these borrowings during the fourth quarter of 2004 with fixed-rate notes.

As of February 29, 2004, there had been no other material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report.  While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars.  The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Canadian dollar, Japanese yen and British pound sterling.  Foreign currency fluctuations during the three- and nine-month periods ended February 29, 2004 did not have a material effect on our results of operations.

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

Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of February 29, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 29, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits.

Exhibit Number	Description of Exhibit

10.1

Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

10.3

First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

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

(b)       Reports on Form 8-K.

During the quarter ended February 29, 2004, FedEx Corporation filed three Current Reports on

Form 8-K.  The report filed December 17, 2003 furnished FedEx’s press release announcing its financial results for the quarter ended November 30, 2003.  The report filed December 31, 2003 announced that FedEx had entered an agreement to acquire Kinko’s for approximately $2.4 billion in cash.   The report filed February 19, 2004 disclosed the completion of the Kinko’s acquisition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date:	March 18, 2004	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

10.3

First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

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