Form 10-K
period 2004-05-31
FEDEX CORP
filed 2004-07-16
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2004.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 1-15829

FEDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee (Address of Principal Executive Offices)	38120 (ZIP Code)

Registrant's telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant's most recently completed second fiscal quarter, November 28, 2003, was approximately $20.2 billion. The Registrant has no non-voting stock.

        As of July 12, 2004, 299,997,050 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with the 2004 annual meeting of stockholders to be held on September 27, 2004 are incorporated by reference in response to Part III of this Report.

TABLE OF CONTENTS

PART I

FINANCIAL STATEMENT SCHEDULE
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts	S-2
EXHIBITS
Exhibit Index	E-1

PART I

Item 1.    Business

Overview

        FedEx Corporation ("FedEx") provides a broad portfolio of transportation, e-commerce and business services with companies that operate independently and compete collectively under the respected FedEx brand. These companies are included in four reportable business segments:

  •
  FedEx Express: Federal Express Corporation ("FedEx Express") is the world's largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world's gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc. ("FedEx Trade Networks"), which provides international trade services, specializing in customs brokerage and global cargo distribution.

  •
  FedEx Ground: FedEx Ground Package System, Inc. ("FedEx Ground") is North America's second largest provider of small-package ground delivery service. FedEx Ground provides low-cost residential delivery to nearly 100% of U.S. residences through its FedEx Home Delivery service. The FedEx Ground segment also includes FedEx Supply Chain Services, Inc. ("FedEx Supply Chain Services"), which offers supply chain solutions.

  •
  FedEx Freight: FedEx Freight Corporation ("FedEx Freight") is a leading U.S. provider of regional next-day and second-day and interregional less-than-truckload ("LTL") freight services. The FedEx Freight segment also includes FedEx Custom Critical, Inc. ("FedEx Custom Critical"), North America's largest time-specific, critical shipment carrier, and Caribbean Transportation Services, Inc., the leading provider of airfreight forwarding services between the United States and Puerto Rico.

  •
  FedEx Kinko's: FedEx Kinko's Office and Print Services, Inc. ("FedEx Kinko's") is a leading provider of document solutions and business services, including copying and printing services, signs and graphics, videoconferencing, high-speed wireless and wired Internet access and computer usage. FedEx Kinko's offers retail access to the full range of FedEx day-definite ground shipping and time-definite global express shipping services at all of its U.S. locations.

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

Strategy

        FedEx was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express and each of our other operating companies. Through our holding company and FedEx Corporate Services, Inc. ("FedEx Services"), we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We intend to continue to leverage and extend one of our greatest assets, the FedEx brand, and to provide our customers with convenient, seamless access to our entire portfolio of integrated business solutions. We are pursuing a number of initiatives to continue to enhance the FedEx customer experience, including improving the capabilities of our sales professionals. For instance, through our FedEx OneCall program, we assign a single customer service agent to handle virtually all issues of a customer's account.

        We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our package delivery services, are functions that are best coordinated across subsidiary lines. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipment tracking, customer service and invoicing information.

        We manage our business as a portfolio—in the best interest of FedEx as a whole, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery and information technology networks, and service additions or enhancements on achieving the highest overall long-term return on capital. For each FedEx company, we focus on making appropriate investments in the technology and transportation assets necessary to optimize our earnings performance and cash flow. As an example of our commitment to managing collaboratively, certain of our incentive compensation programs are now tied in part to the performance of FedEx as a whole.

        While we have increased our emphasis on competing collectively and managing collaboratively, we continue to believe that operating independent networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each business unit. Each FedEx subsidiary is free to focus exclusively on the market sectors in which it has the most expertise. Everything about each company—operations, cost structure, policies and culture—is designed to serve the unique customer needs of a particular market segment.

        Our "operate independently, compete collectively, manage collaboratively" strategy also provides flexibility in sizing our various operating companies to comport with varying macro-economic conditions and shipping demand for the market segments in which they operate. For example,

  •
  At our rapidly growing FedEx Ground subsidiary, we expect to double daily package volume capacity to 5.1 million by 2010 through a $1.8 billion network capacity expansion plan.

  •
  To accommodate international growth at FedEx Express, we have added flights, increased capacity and improved services between Europe and Asia, based on the growth prospects of these regions.

On the other hand, we have streamlined resources within the U.S. domestic FedEx Express network, based on its slower growth rates. We are implementing focused strategies to decrease spending and to increase usage of FedEx Express services. During 2004, we offered voluntary early retirement and severance programs to eligible FedEx Express employees to continue resizing the FedEx Express U.S. organization and improving our profitability.

        We believe the following four trends are driving world commerce and will accelerate as the economy continues and sustains its broad-based recovery:

  •
  Increase in High-Tech and High-Value-Added Businesses: High-tech and high-value-added goods continue to increase as a percentage of total economic output. These goods can be roughly defined as any product with a relatively high value-to-weight ratio or a high value-added content—for example, computers, pharmaceuticals, automotive goods, electronics, high-fashion goods and aviation products. Our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.

  •
  Globalization: As the world's economy becomes more fully integrated, and as barriers and borders to trade continue to decrease, companies are sourcing and selling globally. As a result, companies have streamlined their supply chains and opened new markets. Since 1990, the volume of international trade has grown 6.7% a year, almost double the growth rate in real gross domestic product. This, in turn, has opened multiple legs of transportation on both the inbound "sourcing" side and the outbound "selling" side. With customers in 215 countries, we facilitate this supply chain through our global reach, delivery services and information capabilities.

  •
  Supply Chain Acceleration: As the economy has become increasingly global, it has also become more fast-paced. Companies cannot wait weeks to source components and finished goods from around the world, especially in high-tech industries with high obsolescence rates, so companies of all sizes depend on the delivery of just-in-time inventory to help them compete faster and more efficiently. We have taken advantage of the move toward faster, more efficient supply chains by helping customers substitute near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

  •
  Growth of the Internet and E-Commerce: E-commerce acts as a catalyst for the other three trends and is a vital growth engine for businesses today. It makes low-cost information available to anyone with Internet access, regardless of time or space. It enables small and mid-sized companies to source and sell globally, just like large corporations. Business-to-consumer e-commerce sales are growing rapidly, and the business-to-business e-commerce marketplace is substantially larger than the consumer sector.

        We have positioned our companies to capitalize on these trends and move toward even stronger long-term growth, productivity and profitability by:

  •
  Reducing costs and capital expenditures—for example, through the business realignment efforts at FedEx Express.

  •
  Optimizing and expanding our worldwide FedEx Express network, particularly in key markets such as China, and aggressively growing the capacity of our FedEx Ground and FedEx Freight networks.

  •
  Increasing our emphasis on technological innovation and the integration of technology platforms, including the services available at fedex.com and electronic document management of FedEx Kinko's.

  •
  Making service improvements and focusing our employees and contractors on delivering the best customer experience in the industry, across all FedEx companies.

  •
  Emphasizing the "compete collectively" part of our core strategy, resulting in better alignment across the entire FedEx network.

We made another important move in 2004 toward increasing long-term stockholder value by acquiring FedEx Kinko's, formerly known as Kinko's, Inc. This strategic business acquisition has increased our retail presence for FedEx shipping services and offers growth opportunities in commercial document solutions.

        In May 2004, we began offering the full range of day-definite ground and time-definite global express shipping services at all U.S. FedEx Kinko's Office and Print Centers. This added approximately 1,000 staffed locations to our retail network, substantially increasing customer access to FedEx Express and FedEx Ground. We also plan to offer complete "pack-and-ship" capabilities to FedEx Kinko's customers later this calendar year, in time for the peak holiday season, and FedEx Consolidated Return Service, a powerful resource that helps e-tailers cost-effectively handle returns. Internationally, FedEx Kinko's Office and Print Centers also plan to add FedEx shipping services in the future.

        FedEx Kinko's redefines the future of the business services marketplace by serving as a complete office on the road for business customers. FedEx Kinko's creates a one-stop resource, offering the industry's broadest range of business services, including document services, retail products and services, large format signs and graphics and other services for large commercial accounts.

Reputation and Responsibility

        By competing collectively under the FedEx banner, our operating companies benefit from one of the world's most recognized brands. FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2004, FedEx ranked seventh in "corporate reputation" on The Wall Street Journal's Harris Interactive/Reputation Institute RQ Gold Survey, and for the third consecutive year, FedEx ranked in the top ten of FORTUNE magazine's "America's Most Admired Companies" and "World's Most Admired Companies" lists. FedEx is the only transportation company and one of the very few companies overall to rank this highly in all three reputation surveys. FedEx ranked highest in customer satisfaction in the University of Michigan Business School National Quality Research Center's American Customer Satisfaction Index in the parcel delivery category. Wal-Mart Stores, Inc., the world's largest retailer, also selected FedEx as the recipient of its "Carrier of the Year" award. BusinessWeek recognized FedEx Kinko's in the magazine's "Web Smart 50" report for the company's innovative use of Internet technology to transform business processes and reduce costs.

        FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in social and environmental responsibility and corporate governance. FedEx is known for treating people well, from our employees to the communities in which we operate. Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2004, we were listed among FORTUNE's "100 Best Companies to Work for in America," a list that we have made every year it has been published, and in June 2004, we were listed among Computerworld magazine's "100 Best Places to Work in IT." It is our people—our greatest asset—that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 240,000 employees and contractors who are "absolutely, positively" focused on safety, the highest ethical and professional standards and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare.

  Community

        We are committed to causes that help improve the communities where we live and work, all around the world. As an example, we routinely donate our transportation equipment and services to deliver aid to disaster sites and to support charitable causes. For instance, in 2004, we transported more than 88,000 pounds of concert equipment in support of Nelson Mandela's global AIDS awareness and fundraising campaign, "46664—Give One Minute of Your Life to AIDS." In addition to corporate philanthropy and employee volunteerism, we develop strategic relationships with charitable organizations that share our ethics and values, including:

  •
  United Way of America: We believe the United Way is one of the most effective and efficient ways of meeting community needs. FedEx supports a yearly fundraising campaign company-wide and received the United Way's "Spirit of America" Award in 2003 in honor of our national corporate involvement and commitment to building better communities.

  •
  American Red Cross: FedEx works with the Red Cross to provide a quick response to disasters around the world. FedEx uses its logistics and transportation expertise to provide complimentary shipping of emergency supplies and assists with trained volunteers and financial support. In 2004, FedEx Kinko's donated two million sheets of paper to the Red Cross to aid in disaster relief efforts following Hurricane Isabel.

  •
  National SAFE KIDS Campaign: Reflecting the fact that safety is one of our top priorities, FedEx is a sponsor of SAFE KIDS "Walk This Way," a program that advocates child pedestrian safety in the United States, Brazil and Asia, with an increasing global presence.

  •
  ORBIS International: FedEx helps ORBIS International provide eye care and treatment to people in developing countries. ORBIS presented FedEx with its 2004 Global Humanitarian Award for providing free aircraft maintenance and volunteer pilots for its "flying eye hospital"—a converted DC-10 aircraft equipped with surgical and training facilities.

  •
  National Civil Rights Museum: FedEx serves as a major corporate sponsor of the National Civil Rights Museum, which educates the public on the lessons of the civil rights movement in the United States and its impact and influence on the human rights movement worldwide.

  •
  March of Dimes: Thousands of FedEx employees participate in March of Dimes' WalkAmerica and other events that raise funds to help improve the health of babies by preventing birth defects and infant mortality.

  Environment

        We are committed to protecting the environment. FedEx evaluates the environmental impacts of FedEx packaging products and minimizes waste generation through efforts that include recycling and pollution prevention. FedEx is actively involved in efforts to promote cleaner air by reducing emissions through efficient route planning and the use of clean and alternative fuels. For example, the FedEx Express OptiFleet E700 hybrid electric vehicle decreases particulate emissions by 90 percent, reduces smog-causing emissions by 75 percent and increases fuel efficiency by 50 percent. In March 2004, we placed the first FedEx Express OptiFleet E700 hybrid electric vehicle into service, and we plan to roll out more of these low-emission vehicles over time. FedEx Express is also modernizing its aircraft fleet, replacing many older Boeing 727s with more fuel-efficient and quieter planes, which will have the effect of reducing greenhouse gas emissions and airport noise.

        FedEx Kinko's history also includes a longstanding dedication to protecting the environment and its Global Commitment sets standards for incorporating sustainable business practices that generate economic, social and environmental value today and for future generations. During 2004, FedEx Kinko's received several awards, including awards from the United States Environmental Protection Agency and Department of Energy, recognizing its leadership in renewable energy purchases.

  Governance

        We are committed to good corporate governance and have been proactive in early compliance with many aspects of the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange's recently adopted corporate governance listing standards. We have fully embraced the spirit of corporate governance reform rather than merely meeting minimum compliance standards. Reflecting our longstanding commitment to good corporate governance:

  •
  We added three highly qualified, independent directors to the Board during 2004: August A. Busch IV, the president of Anheuser-Busch, Inc.; John A. Edwardson, the chairman and chief executive officer of CDW Corporation; and J. Kenneth Glass, the chairman, president and chief executive officer of First Horizon National Corporation.

  •
  In January 2004, our Board of Directors announced its decision to submit to stockholders a proposal to amend FedEx's bylaws to require each director to stand for election annually. FedEx stockholders will vote on the Board's declassification proposal at the September 27, 2004 annual meeting.

  •
  We have fully implemented a company-wide whistleblower hotline, the FedEx Alert Line, to help maintain our high standard of business and personal ethics.

  •
  We have adopted a strict written policy on engagement of our independent registered public accounting firm in order to ensure that the firm maintains the highest level of independence from FedEx, in both appearance and fact. Our Audit Committee must preapprove all audit and non-audit services to be provided by the firm.

  •
  We are leveraging the work we are undertaking to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to further improve our already rigorous disclosure controls and procedures and internal control over financial reporting.

        Our Board of Directors has adopted Corporate Governance Guidelines, charters for its Audit, Compensation and Nominating & Governance Committees and a Code of Business Conduct & Ethics, which applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. Each of these documents is available, free of charge, in print to any stockholder who requests it and in the corporate governance section of the Investor Relations page of our Web site at http://www.fedex.com/us/investorrelations. In addition, we intend to post in the corporate governance section of the Investor Relations page of our Web site information regarding any amendment to, or waiver from, the provisions of our Code of Business Conduct & Ethics to the extent such disclosure is required. The information on our Web site, however, does not form part of this Report.

Business Segments

        The following describes in more detail the operations of each of our business segments, as well as FedEx Services:

FedEx Express Segment

  FedEx Express

  Overview

        FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 215 countries. FedEx Express offers time-certain delivery within one to three business days, serving markets that comprise more than 90% of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express's extensive air route authorities and transportation infrastructure, combined with its leading-edge information technologies, make it the world's largest express transportation company. FedEx Express employs more than 133,500 employees and operates approximately 52,000 drop-off locations, 645 aircraft and 47,000 vehicles and trailers in its integrated global network.

  Services

        FedEx Express offers a wide range of shipping services for delivery of documents, packages and freight. Overnight document and package services are backed by money-back guarantees and extend to virtually the entire United States population. FedEx Express offers three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers express freight services to handle the needs of the time-definite global freight market.

        With unmatched air route authorities and an extensive air/ground infrastructure, FedEx Express provides customs-cleared, door-to-door service to more international locations than any competitor. International express delivery with a money-back guarantee is available to 215 countries, with a variety of time-definite services to meet distinct customer needs. FedEx Express also offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

        During 2004, as part of its continued international expansion, FedEx Express:

  •
  Increased capacity on flights between Europe and Asia. For instance, by adding a refueling stop in Kazakhstan, FedEx Express was able to increase its cargo capacity between Hong Kong and Paris by an additional 55,000 pounds for each flight.

  •
  Expanded our network within Europe and Asia. FedEx Express added 13 additional weekly flights in and out of Hong Kong, allowing us to offer even greater access to Asia from the U.S. and Europe as well as within the Asia-Pacific region. FedEx Express also now provides customers with better intra-Asian connectivity as a result of adding six weekly flights to Subic Bay, Philippines, linking customers to the FedEx AsiaOne network and the rest of the world.

  •
  Increased our presence in China. FedEx announced plans to establish a new regional headquarters in Shanghai and to expand service from 220 Chinese cities to 320 over the next five years. The new regional structure there will provide broader expertise and expanded resources and service offerings to mainland customers as part of our long-term commitment to China. FedEx Express also launched the industry's first direct flight from southern China to North America, further expanding our airlift capacity from China.

  •
  Launched express service to Iraq. Our role as one of the world's leading drivers of international trade and growth will be a significant asset to Iraq and its business community as the country works toward rebuilding its infrastructure and economy.

        In June 2004, the United States and the People's Republic of China signed a new aviation accord that will further facilitate trade to and from China. The agreement, which extends through 2010, provides 111 new weekly U.S.-China flights for U.S. cargo airlines such as FedEx Express. The U.S. Department of Transportation will be responsible for allocating the new flights, the first of which is scheduled to be available in August 2004.

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

        For information regarding FedEx Express e-shipping tools and solutions, see "FedEx Services—Technology." In addition, detailed information about FedEx Express delivery services can be found on the FedEx Web site at fedex.com. The information on our Web site, however, does not form part of this Report.

  U.S. Postal Service Agreements

        Under two agreements with the U.S. Postal Service that run through August 2008, FedEx Express provides air capacity for transportation of Priority, Express and First-Class Mail and has placed approximately 5,000 drop boxes at U.S. Post Offices in approximately 325 metropolitan areas. In March 2004, the air transportation agreement was amended to allow us to continue carrying incremental pounds of mail through November 30, 2004 at higher committed volumes than required under the original agreement.

        Effective July 1, 2004, the U.S. Postal Service chose FedEx Express as the provider of transportation and delivery for the international delivery service called Global Express Guaranteed (GXG). The service, which is available at over 7,400 postal locations, offers international express delivery with a money-back guarantee (subject to certain limitations). Customers bring their packages to a U.S. Post Office where they fill out the GXG air waybill, pay postage and fees and drop off their packages. The U.S. Postal Service tenders the packages to FedEx Express, and FedEx Express provides transportation and delivery to the ultimate international destination.

  Pricing

        FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2004, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

        FedEx Express has a dynamic fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2004 was based on the spot price for jet fuel published for April 2004. Changes to the FedEx Express fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

  Operations

        FedEx Express's primary sorting facility, located in Memphis, serves as the center of the company's multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. For more information about our sorting and handling facilities, see Part I, Item 2 of this Report under the caption "FedEx Express Segment." In some international areas, where low package traffic makes FedEx Express's direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

        Sister company FedEx Kinko's offers retail access to FedEx Express shipping services at all U.S. locations. FedEx Express also operates FedEx World Service Centers, which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices. FedEx Express has formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores.

  Fuel Supplies and Costs

        During 2004, FedEx Express purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our dynamic fuel surcharge, we do not have any jet fuel hedging contracts. See "FedEx Express—Pricing."

        The following table sets forth FedEx Express's costs for aviation fuel and its percentage of total operating expenses for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of Total Operating Expenses
2004	$1,160	6.9%
2003	1,058	6.8
2002	852	5.9
2001	872	5.9
2000	724	5.1

        Approximately 14% of FedEx Express's requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express's requirement is satisfied by retail purchases with various discounts.

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

  Competition

        The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings. Competitors in these markets include other package delivery concerns, principally United Parcel Service, Inc. ("UPS"), DHL (which acquired Airborne Express), passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. FedEx Express's principal competitors in the international market are DHL, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

        FedEx Express's extensive, scheduled international route system allows it to offer single-carrier service to many points not served by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx Express to offer international customers more extensive single-carrier service to a greater number of U.S. points than can be provided currently by any of our competitors. Many of FedEx Express's competitors in the international market, however, are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

  Employees

        David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2004, FedEx Express employed approximately 84,500 permanent full-time and 49,000 permanent part-time employees, of which approximately 18% are employed in the Memphis area. Employees of FedEx Express's international branches and subsidiaries in the aggregate represent approximately 17% of all employees. FedEx Express believes its relationship with its employees is excellent.

        The pilots of FedEx Express are represented by the Air Line Pilots Association, International ("ALPA"), and have been employed under a collective bargaining agreement since May 31, 1999. The current agreement did not expire, but became amendable on May 31, 2004. Negotiations with ALPA to reach a new labor agreement began in March 2004 and are still underway. We will continue to operate under our current agreement while we negotiate with our pilots.

        Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

  FedEx Trade Networks

        FedEx Trade Networks is a leading provider of international trade services, specializing in customs brokerage and global cargo distribution. Its value-added products and services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and a set of integrated international shipping resources known as Global Trade Tools. FedEx Trade Networks has approximately 3,300 employees and 90 offices throughout North America. Offices are also maintained in major Asian markets through dedicated agents.

        FedEx Trade Networks has an alliance with Frans Maas, a leading European provider of international freight forwarding and logistics services, to provide door-to-door air and ocean forwarding transportation services between Europe and North America, as well as similar alliances with S-Net Freight (Holdings) Pte Ltd, an Asian airfreight forwarder, and Capital Distribution Services Group (CDS), an Asian ocean freight forwarder. Through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for 118 customs territories worldwide.

FedEx Ground Segment

  FedEx Ground

  Overview

        By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back-guaranteed ground package delivery services. FedEx Ground serves customers in the small-package market in North America, focusing primarily on business and residential delivery of packages weighing up to 150 pounds. FedEx Ground provides ground service to 100% of the United States population and overnight service up to 400 miles to approximately 97% of the United States population. Through a subsidiary, service is also provided to 100% of the Canadian population. In addition, FedEx Ground offers service to Puerto Rico, Alaska and Hawaii via a ground/air network operation coordinated with other transportation providers.

        Over the past two years, FedEx Ground has improved the speed, reach and service capabilities of its network, by:

  •
  Reducing transit time by a day for more than 40 percent of its lanes.

  •
  Introducing or expanding overnight ground service in over 20 metropolitan areas.

        At the same time, to meet growing customer demand for its services, FedEx Ground has pursued its network capacity expansion program, which is expected to double its daily package volume capacity to 5.1 million by 2010. The multi-phase plan includes the addition of nine new central distribution hubs and the expansion of 30 existing central distribution hubs, as well as the expansion or relocation of more than 290 existing facilities. In 2004, FedEx Ground began construction on four of the nine new hubs in the metro areas of Cincinnati, Dallas, Memphis and Hagerstown, Maryland. Each of the new hubs will feature the latest automated sorting technology.

        Along with the continuing expansion of FedEx Ground's business-to-business service, the increasing popularity of the FedEx Home Delivery service, which reaches nearly 100% of U.S. residences, has driven growth in FedEx Ground's package volumes and financial results. FedEx Home Delivery is the only service dedicated exclusively to meeting the delivery needs of residential customers. No other carrier provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and also offers a money-back guarantee. To maintain a low-cost structure, FedEx Home Delivery takes advantage of the FedEx Ground network for pickup, package sorting and linehaul operations.

        Detailed information about FedEx Ground delivery services, including FedEx Home Delivery, can be found at the FedEx Web site at fedex.com. The information on our Web site, however, does not form part of this Report.

  Pricing

        FedEx Ground periodically publishes list prices in its Service Guide for the majority of its services. In general, during 2004, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Ground location. FedEx Ground discontinued its fuel surcharge effective January 5, 2004.

  Operations

        Like FedEx Express, FedEx Ground utilizes a multiple hub-and-spoke sorting and distribution system. As of May 31, 2004, FedEx Ground operated 513 facilities and 27 hubs in the U.S. and Canada. FedEx Ground conducts its operations primarily with 16,200 owner-operated vehicles and 18,700 company-owned trailers. To provide the FedEx Home Delivery service, FedEx Ground is leveraging its existing pickup operation and hub and linehaul network. As of May 31, 2004, FedEx Ground had 298 locations supporting the FedEx Home Delivery service, many of which are co-located with previously existing FedEx Ground facilities, which reduces the cost of providing the FedEx Home Delivery service.

        FedEx Ground uses advanced automated sorting technology to streamline the handling of approximately 2.3 million daily packages. FedEx Ground U.S. hubs have average processing speeds of 18,300 packages per hour. Using overhead laser scanners, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their destination terminals for local delivery. FedEx Ground is still the only U.S. ground carrier to operate a fully automated hub network for greater efficiency and package integrity. FedEx Ground also utilizes software systems and Internet-based applications to offer its customers new ways to connect internal package information with external delivery information. FedEx Ground provides multiple-carrier shipment tracing and proof-of-delivery signature functionality on the FedEx Web site (fedex.com). For additional information regarding FedEx Ground e-shipping tools and solutions, see "FedEx Services—Technology."

        Sister company FedEx Kinko's offers retail access to FedEx Ground shipping services at all U.S. locations. FedEx Ground is also available as a service option at many FedEx Express facilities and FedEx Authorized ShipCenters in the U.S.

        FedEx Ground is headquartered in Pittsburgh, Pennsylvania. Daniel J. Sullivan is the President and Chief Executive Officer of FedEx Ground, which has approximately 48,800 employees and contractors. FedEx Ground's primary competitors are UPS, DHL (which acquired Airborne Express) and the U.S. Postal Service.

  FedEx Supply Chain Services

        FedEx Supply Chain Services offers a range of supply chain solutions, including transportation management, fulfillment and fleet services. FedEx Supply Chain Services focuses on alliance-based and information technology-sensitive business to meet the needs of its customers and to drive transportation business to other FedEx operating companies. FedEx Supply Chain Services' transportation offering uses advanced electronic data interchanges to speed communications between customers and their suppliers, resulting in more cost-effective solutions and enhanced levels of customer service.

FedEx Freight Segment

  FedEx Freight

        FedEx Freight provides regional next-day and second-day and interregional LTL freight services and is known for its exceptional service, reliability and on-time performance. Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides regional LTL freight service to virtually all U.S. ZIP Codes, including Alaska and Hawaii. FedEx Freight also offers a premium service between all regions in the U.S., providing seamless coverage and industry-leading transit times. FedEx Freight's regional and interregional LTL service is supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight serves Canada, Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation. Similar to its major competitors, FedEx Freight has a dynamic fuel surcharge that applies to the majority of its customers. The surcharge percentage is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.

        FedEx Freight provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers' time-critical needs with reduced transit times, after-hours pickup or delivery, or same-day delivery. During 2004, FedEx Freight further reduced transit times in a number of regions across the U.S. in a continuing focus on fast-cycle distribution. Currently, approximately 90% of FedEx Freight shipments are delivered next- or second-business-day. FedEx Freight has also increased capacity at a number of key locations to better meet customer demand. FedEx Freight's fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information.

        FedEx Freight has leveraged its relationships with other FedEx operating companies to meet the increasingly global needs of customers. In 2004, the FedEx Freight sales force began selling FedEx Express freight services. At the same time, FedEx Services sales representatives are sharing LTL leads with their counterparts at FedEx Freight. The sales effort is one phase of a broad initiative aimed at leveraging FedEx's competitive advantage in U.S. domestic freight services. In addition, FedEx Freight has collaborated with FedEx Trade Networks and FedEx Ground to serve Asia. FedEx Trade Networks facilitates the preparation and containerization of shipments in Asia and manages the ocean portion of the service, as well as customs clearance and document preparation, while FedEx Freight and FedEx Ground handle the inland distribution transportation once shipments are cleared at U.S. container freight stations in gateway cities.

        FedEx Freight subsidiary Caribbean Transportation Services, Inc. ("CTS") is the leading provider of airfreight forwarding services between the United States and Puerto Rico, specializing in arranging the shipment of heavyweight and oversized cargo. CTS, which also offers service to the Dominican Republic and Costa Rica, provides several delivery options for door-to-door or airport-to-airport airfreight forwarder services, principally to the medical, pharmaceutical and technology sectors.

        As of May 31, 2004, FedEx Freight had approximately 24,000 employees operating approximately 37,000 vehicles and trailers from a network of 328 service centers. Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight's primary multiregional LTL competitors are Con-Way Transportation Services, a subsidiary of CNF Inc., USF Corporation and Overnite Corporation.

  FedEx Custom Critical

        FedEx Custom Critical provides exclusive-use, time-specific shipment services throughout the United States and Canada and within Europe through a network of 152 ExpressCenters and 1,500 owner-operators. Among its divisions are Surface Expedite, for nonstop, door-to-door transport of critical shipments; White Glove Services, for shipments that require special care in handling, such as temperature-sensitive materials; and Air Expedite, which offers an array of air solutions to meet customers' critical delivery times. FedEx Custom Critical also transports antique cars, race cars and other specialty autos through its Passport Transport subsidiary. Most FedEx Custom Critical shipments are picked up in less than 90 minutes after the customer places the order. Each shipper has exclusive vehicle usage, minimizing freight handling. FedEx Custom Critical continuously monitors shipments through Customer Link, an integrated proprietary shipment control system with two-way satellite communications. Service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. Through the Shipping Toolkit feature of FedEx Custom Critical's Web site (customcritical.fedex.com), customers can quote, ship, track and map shipments, as well as view and print out copies of a shipment's bill of lading, proof of delivery and invoice.

FedEx Kinko's Segment

        FedEx Kinko's is a global leader in the document services market, offering a wide array of innovative business solutions, including retail access to the full range of FedEx day-definite ground shipping and time-definite global express shipping services. See "Strategy" above for a description of our ongoing integration of FedEx Kinko's into the FedEx portfolio of companies. FedEx Kinko's was founded in 1970 with one store in Santa Barbara, California. As of May 31, 2004, its operations included approximately 1,100 FedEx Kinko's Office & Print Centers in the United States and 117 additional locations in nine other countries. These digitally-connected locations create an unmatched global network of state-of-the-art printing and copying technology, which FedEx Kinko's leverages to provide highly differentiated, innovative solutions to its customers.

        In 2005, FedEx Kinko's plans to open approximately 70 new locations, including many internationally. FedEx Kinko's has a strategic plan for international expansion, focusing on growth in Canada, Mexico, Asia-Pacific and Europe, regions where FedEx already has a substantial presence. In November 2003, FedEx Kinko's opened its first location in Mexico, and it already has approximately 20 locations in Canada. FedEx Kinko's operates approximately 60 locations throughout Japan and two locations in China. FedEx Kinko's has 15 locations in Korea and 10 locations in Australia. In Europe, FedEx Kinko's operates locations in London, Amsterdam and Rotterdam.

        FedEx Kinko's specifically focuses on key customer segments that are important to the other FedEx companies. To small- and medium-sized business customers, FedEx Kinko's provides complete document management and meets basic office needs. To large corporate customers, FedEx Kinko's provides facilities management and outsourcing of copying, printing and document management services. To the rapidly growing "mobile professional" market segment, which includes business travelers and mobile salespeople, FedEx Kinko's provides a comprehensive "office on the road," including Internet access, videoconferencing and presentation support.

        FedEx Kinko's offers a full range of black-and-white, color and custom printing, copying and binding services and an increasingly broad array of other business services, including facilities management and outsourcing, high-speed Internet access and computer usage, Wi-Fi (wireless fidelity) services, videoconferencing, signs and graphics production services and FedEx Express and FedEx Ground shipping services. FedEx Kinko's has capitalized on the trend toward e-business, offering many Web-based services, including DocStore, an online ordering solution for digital print-on-demand, and ImageX Business Stationery Print System, which allows organizations to order, manage and distribute branded communications materials, such as business cards and stationery, via customized online catalogs. FedEx Kinko's also offers retail products, such as specialty papers, greetings cards, printer cartridges, stationery and office supplies.

        Detailed information about FedEx Kinko's services can be found at fedexkinkos.com. The information on our Web site, however, does not form part of this Report.

        FedEx Kinko's is headquartered in Dallas, Texas. Gary M. Kusin is the President and Chief Executive Officer of FedEx Kinko's, which has approximately 20,000 employees. FedEx Kinko's competitors on the retail side of its business include office-supply superstores, such as Staples, Inc., OfficeMax (a subsidiary of Boise Cascade Corporation) and Office Depot, Inc., franchise quick printers and small local and regional copy shops. FedEx Kinko's competitors on the facilities management and corporate outsourcing side of its business include Xerox Global Services, IKON Office Solutions, Inc. and Pitney Bowes Inc.

FedEx Services

        FedEx Services provides a convenient single point of access for many customer support functions, such as customer service, sales and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground have been combined under FedEx Services to more effectively sell the entire portfolio of express and ground services. FedEx Services sells and markets the full portfolio of services offered by our principal package-delivery subsidiaries and provides customer-facing solutions that meet customer needs.

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

        T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2004, FedEx Services had approximately 9,050 employees.

  Technology

        In 1979, FedEx founder Frederick W. Smith said, "The information about a package is as important as the delivery of the package itself." Mr. Smith's vision for FedEx technology in 1979 was a radical idea. Yet, today's FedEx is a world leader in technology, and his vision remains at the core of our comprehensive technology strategy.

        Our technology strategy is driven by our desire for customer satisfaction. We strive to build technology solutions that will solve our customers' business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning Web site, together with our integration solutions.

        The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. In 2003, the Web Marketing Association praised fedex.com as the "Best Transportation Web Site," and in 2002, eWeek saluted it as a top e-business innovator. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and more. Our FedEx Insight Web-based application provides customers with visibility and package status of their inbound and outbound FedEx Express and FedEx Ground shipments. Our FedEx Global Trade Manager online resource enables customers to more easily navigate the complexities of international commerce by helping them identify the documents they need to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its "Estimate Duties and Taxes" features, customers can estimate applicable governmental charges, duties and fees. Our MyFedEx.com customer portal goes beyond simple tracking and tracing capabilities to offer personalized services for registered users.

        We have extended the reach of the fedex.com Web site to be accessible from most wireless devices, making it faster and easier for U.S. and Canadian customers to access real-time package status tracking information and drop-off location data for FedEx Express and FedEx Ground shipments. Our wireless service is available through Web-enabled devices, such as mobile telephones, personal digital assistants and Research In Motion (RIM) devices. FedEx also uses wireless data collection devices to scan bar codes on shipments. FedEx's newest data collection device, the FedEx PowerPad, uses Bluetooth wireless technology to give our couriers wireless access to the FedEx network, thereby enhancing and accelerating the package information available to our customers.

        We design our e-commerce tools and solutions to be easily integrated into our customers' applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. Our FedEx Returns Portfolio, which includes the FedEx Consolidated Return service, makes it easier for consumers to make merchandise returns and helps merchants better manage their returns process.

        Detailed information about our e-commerce tools and solutions can be found on the FedEx Web site at fedex.com. The information on our Web site, however, does not form part of this Report.

  Marketing

        The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx is the "Official Delivery Service Sponsor" of the National Football League. In addition, FedEx sponsors:

  •
  FedExField, home of the NFL's Washington Redskins

  •
  The FedEx Orange Bowl, host of one of college football's Bowl Championship Series games

  •
  FedExForum, the home of the NBA's Memphis Grizzlies

  •
  The PGA TOUR and the Champions Tour golf organizations

  •
  The FedEx St. Jude Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children's Research Hospital

  •
  The FedEx Kinko's Classic, a PGA Champions Tour event

  •
  The BMW WilliamsF1 Formula One racing team

  •
  The National Thoroughbred Racing Association (NTRA)

  •
  The French Open tennis tournament

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

        In 2001, the Aviation and Transportation Security Act transferred responsibility for aviation security from the FAA to the Transportation Security Administration ("TSA") within the DOT, and ultimately, the new Department of Homeland Security. The TSA has adopted and may in the future adopt security-related regulations, including new requirements for cargo security, which could impact our air operations or otherwise increase our costs.

        FedEx Express participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the U.S. Department of Defense may requisition for military use certain of FedEx Express's wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx Express is entitled to bid on peacetime military cargo charter business. FedEx Express, together with a consortium of other carriers, currently contracts with the U.S. Government for charter flights.

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

        Environmental.    Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx Express's aircraft fleet is in compliance with current noise standards of the federal aviation regulations. FedEx Express's aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations, which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express's aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express's significant markets. Congress's passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express's international operations are also subject to noise regulations in certain of the countries in which it operates.

        We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, the disposal of waste oil and the disposal of toners and other products used in FedEx Kinko's copy machines and photo film developing operations. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.

        Customs.    Our activities, including customs brokerage and freight forwarding, are subject to regulation by the Bureau of Customs and Border Protection and the TSA within the Department of Homeland Security (customs brokerage and security issues), the U.S. Federal Maritime Commission

(ocean freight forwarding) and the DOT (airfreight forwarding). Our offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

Item 2.    Properties

FedEx Express Segment

        FedEx Express's principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

  Aircraft and Vehicles

        As of May 31, 2004, FedEx Express's operating aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	8	34	42		155,800
Boeing MD10-30(2)	3	2	5		128,900
Boeing DC10-30	2	15	17		128,900
Boeing MD10-10(2)	27	—	27		117,800
Boeing DC10-10	35	4	39	(3)	117,800
Airbus A300-600	8	36	44		91,000
Airbus A310-200/300	35	16	51	(4)	69,800
Boeing B727-200	82	12	94		43,100
Boeing B727-100	19	—	19		31,100
ATR 72-202	2	—	2	(5)	17,500
ATR 42-300/320	22	—	22	(5)	12,000
Fokker F27-500	20	—	20		12,500
Fokker F27-600	7	—	7		11,500
Cessna 208B	246	—	246		3,400
Cessna 208A	10	—	10		3,000

Total	526	119	645

(1)
Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.
(2)
The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.
(3)
Includes 13 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.
(4)
Includes five aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.
(5)
Not currently in operation and awaiting completion of passenger-to-freighter modification.

  •
  The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

  •
  The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express's cargo requirements. The DC10s come in two versions, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.

  •
  The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

  •
  The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B727s.

  •
  The B727s are three-engine aircraft configured for cargo service.

  •
  The Fokker F27 and Cessna 208 turbo-prop aircraft are leased, and the ATR turbo-prop aircraft will be leased following their passenger-to-freighter modification, to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

        An inventory of spare engines and parts is maintained for each aircraft type.

        In addition, FedEx Express "wet leases" 40 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

        At May 31, 2004, FedEx Express operated approximately 47,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

  Aircraft Purchase Commitments

        FedEx Express is committed to purchase two A310s, seven ATRs and ten Airbus A380s (a new high-capacity, long-range aircraft). The A310s and ATRs are expected to be delivered in 2005. FedEx Express expects to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. FedEx Express also holds options for ten additional A380 aircraft. Deposits and progress payments of $25 million have been made toward these purchases and other planned aircraft-related transactions. Also see Note 17 of the accompanying audited financial statements for more information about our purchase commitments.

  Sorting and Handling Facilities

        At May 31, 2004, FedEx Express operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2016
Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2014
Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	66	320,000	53,000	City of Oakland	2011
Metropolitan
Los Angeles, California	25	305,000	57,000	City of Los Angeles	2009
Chicago, Illinois	55	419,000	52,000	City of Chicago	2018
International
Anchorage, Alaska(2)	42	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Subic Bay, Philippines(3)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010
Paris, France(4)	87	861,000	48,000	Aeroports de Paris	2029
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

        FedEx Express's facilities at the Memphis International Airport also include aircraft maintenance hangars, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the "Authority") under several leases. The leases cover land, administrative and sorting buildings, other facilities, ramps and certain related equipment. FedEx Express has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and FedEx Express's rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government.

        FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. FedEx Express also has a substantial presence at Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan, Dubai, United Arab Emirates, Frankfurt, Germany and Miami International Airport.

  Administrative and Other Properties and Facilities

        The World Headquarters of FedEx Express are located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, houses approximately 1,600 employees. FedEx Express also has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by FedEx Express. FedEx Express also leases approximately 40 facilities in the Memphis area for administrative offices and warehouses. FedEx Express leases state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house FedEx Express personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx's technology and e-commerce solutions.

        FedEx Express owns or leases 677 facilities for city station operations in the United States. In addition, 205 city stations are owned or leased throughout FedEx Express's international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

        As of May 31, 2004, FedEx Express owned or leased space for 351 FedEx World Service Centers in the United States and had approximately 40,400 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2004, FedEx Express also had approximately 8,400 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as OfficeMax, Staples and sister company FedEx Kinko's. Internationally, FedEx Express has approximately 2,000 drop-off locations, including 102 FedEx World Service Centers.

FedEx Ground Segment

        FedEx Ground's corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2004, FedEx Ground had 16,200 owner-operated vehicles and 18,700 company-owned trailers and owned or leased 513 facilities, including 27 hubs. Of the 298 facilities that support the FedEx Home Delivery service, 158 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 27 hub facilities are strategically located to cover the geographic area served by FedEx Ground. These facilities average 192,000 square feet and range in size from 31,000 to 411,000 square feet.

FedEx Freight Segment

        FedEx Freight's corporate headquarters are located in Memphis, Tennessee. FedEx Freight also has administrative offices located in Harrison, Arkansas and San Jose, California. As of May 31, 2004, FedEx Freight operated approximately 37,000 vehicles and trailers and 328 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 600 to 220,400 square feet of office and dock space. FedEx Custom Critical's headquarters are located in Green, Ohio.

FedEx Kinko's Segment

        FedEx Kinko's corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2004, FedEx Kinko's operated approximately 1,220 locations, including 117 locations in nine foreign countries, and 36 commercial production centers. Substantially all FedEx Kinko's Office and Print Centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Kinko's Office and Print Centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 5,750 square feet in size.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

        Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman, President and Chief Executive Officer	59	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

Name and Office	Age	Positions and Offices Held and Business Experience
David J. Bronczek President and Chief Executive Officer, FedEx Express	50	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President—Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President—Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President—Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987.
Robert B. Carter Executive Vice President and Chief Information Officer	45
		Executive Vice President and Chief Information Officer of FedEx since June 2000; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President—Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director—Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores.
Douglas G. Duncan President and Chief Executive Officer, FedEx Freight	53
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
T. Michael Glenn Executive Vice President—Market Development and Corporate Communications	48
		Executive Vice President—Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President—Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President—Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President—Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President—Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President—Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Deluxe Corporation, a provider of personal and business checks, business forms, labels, personalized stamps, fraud prevention services and customer retention programs.

Name and Office	Age	Positions and Offices Held and Business Experience
Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	50	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Kimball International, Inc., a furniture and electronic components manufacturer, as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.
Gary M. Kusin President and Chief Executive Officer, FedEx Kinko's	53
		President and Chief Executive Officer of FedEx Kinko's since August 2001; and President and Chief Executive Officer of HQ Global Workplaces, Inc., a provider of full-service business office centers, from September 1998 to July 2001. In April 2002 HQ Global filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and subsequently emerged from bankruptcy in October 2003. Mr. Kusin serves as a director of Electronic Arts Inc., a developer, marketer, publisher and distributor of interactive software games.
Kenneth R. Masterson Executive Vice President, General Counsel and Secretary	60
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

Name and Office	Age	Positions and Offices Held and Business Experience
Daniel J. Sullivan President and Chief Executive Officer, FedEx Ground	58	President and Chief Executive Officer of FedEx Ground since January 1998; Chairman, President and Chief Executive Officer of Caliber from January 1996 to January 1998; Chairman, President and Chief Executive Officer of Roadway Services, Inc. ("Roadway") from October 1995 to January 1996; President and Chief Executive Officer of Roadway from August 1995 to October 1995; President and Chief Operating Officer of Roadway from January 1994 to August 1995; Senior Vice President and President of National Carrier Group of Roadway during 1993; Vice President and President—National Carrier Group of Roadway during 1992; Vice President and Group Executive of Roadway from July 1990 through 1991; and President of RPS, Inc. through June 1990. Mr. Sullivan serves as a director of Computer Task Group, Incorporated, a provider of information technology application management, consulting, software development and integration and staffing solutions.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        FedEx's common stock is listed on the New York Stock Exchange under the symbol "FDX." As of July 12, 2004, there were 17,901 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2003
First Quarter	$57.25	$43.71	$0.05
Second Quarter	56.24	42.75	0.05
Third Quarter	58.60	47.70	0.05
Fourth Quarter	64.35	48.18	0.05
Fiscal Year Ended May 31, 2004
First Quarter	$68.96	$59.01	$0.05
Second Quarter	78.05	63.70	0.05
Third Quarter	75.15	64.84	0.06
Fourth Quarter	76.07	65.88	0.06

        FedEx paid its first cash dividend on July 8, 2002 and has paid a cash dividend each subsequent quarter, including on July 1, 2004 ($0.07 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We intend to evaluate the dividend payment amount on an annual basis at the end of each fiscal year.

        There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

        FedEx did not repurchase any of its common stock during the fourth quarter of 2004.

Item 6.    Selected Financial Data

        The following table sets forth certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2004. This information should be read in conjunction with the audited financial statements, Management's Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Report.

	2004(1)(2)(3)	2003	2002	2001(4)(5)	2000
	(In millions, except per share amounts and other operating data)
Operating Results
Revenues	$24,710	$22,487	$20,607	$19,629	$18,257
Operating income	1,440	1,471	1,321	1,071	1,221
Income before income taxes	1,319	1,338	1,160	927	1,138
Income before cumulative effect of change in accounting principle	838	830	725	584	688
Cumulative effect of change in accounting for goodwill(6)	—	—	(15)	—	—

Net income	$838	$830	$710	$584	$688

Per Share Data
Earnings per share:
Basic:
Income before cumulative effect of change in accounting principle	$2.80	$2.79	$2.43	$2.02	$2.36
Cumulative effect of change in accounting for goodwill(6)	—	—	(0.05)	—	—

	$2.80	$2.79	$2.38	$2.02	$2.36

Assuming dilution:
Income before cumulative effect of change in accounting principle	$2.76	$2.74	$2.39	$1.99	$2.32
Cumulative effect of change in accounting for goodwill(6)	—	—	(0.05)	—	—

	$2.76	$2.74	$2.34	$1.99	$2.32

Average shares of common stock outstanding	299	298	298	289	292
Average common and common equivalent shares outstanding	304	303	303	293	296
Cash dividends declared	$0.29	$0.15	$0.05	—	—
Financial Position
Property and equipment, net	$9,037	$8,700	$8,302	$8,100	$7,084
Total assets	19,134	15,385	13,812	13,392	11,527
Long-term debt, less current portion	2,837	1,709	1,800	1,900	1,776
Common stockholders' investment	8,036	7,288	6,545	5,900	4,785
Other Operating Data
FedEx Express aircraft fleet	645	643	647	640	663
Average full-time equivalent employees and contractors	195,838	190,918	184,953	176,960	163,324
(1)
Results for 2004 include $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs. See Note 4 to the accompanying audited financial statements.
(2)
Results for 2004 include the financial results of FedEx Kinko's from February 12, 2004 (the date of acquisition). See Note 2 to the accompanying audited financial statements.
(3)
Results for 2004 include $37 million, net of tax, or $0.12 per diluted share benefit related to a favorable ruling on an aircraft engine maintenance tax case and the reduction of our effective tax rate. See Note 11 to the accompanying audited financial statements.
(4)
Results for 2001 include the financial results of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes).
(5)
Asset impairment charges of $102 million ($65 million, net of tax, or $0.22 per diluted share) at FedEx Express and reorganization costs of $22 million ($14 million, net of tax, or $0.05 per diluted share) at FedEx Supply Chain Services were recorded in 2001.
(6)
Results for 2002 reflect our adoption of SFAS 142, "Goodwill and Other Intangible Assets." We recognized an adjustment of $25 million ($15 million, net of tax, or $0.05 per share) to reduce the carrying value of certain goodwill to its implied fair value. See Note 3 to the accompanying audited financial statements.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies and estimates, of FedEx Corporation (also referred to as "FedEx"). This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K ("Annual Report"), including "Item 1: Business"; "Item 6: Selected Financial Data"; "Item 8: Financial Statements and Supplementary Data"; and "Item 9A: Controls and Procedures," which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

        Our MD&A is comprised of three major sections: Results of Operations, Financial Condition and Critical Accounting Policies and Estimates. Results of Operations begins with an overview of consolidated 2004 results compared to 2003, and of 2003 results compared to 2002. This section includes a discussion of key actions, such as our business realignment initiatives and the acquisition of FedEx Kinko's, as well as a discussion of our outlook for 2005. The overview is followed by a financial summary and narrative (including a discussion of both historical operating results and our outlook for 2005) for each of our four reportable operating segments. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the Financial Condition section. We conclude with a discussion of the critical accounting policies and estimates that we believe are important to understanding the judgments and assumptions incorporated in our reported financial results.

        FedEx provides a broad portfolio of transportation, e-commerce and business services with companies that operate independently and compete collectively under the respected FedEx brand. These operating companies are primarily represented by FedEx Express, the world's largest express transportation company; FedEx Ground, North America's second largest provider of small-package ground delivery service; FedEx Freight, a leading U.S. provider of regional LTL freight services; and FedEx Kinko's, a leading provider of document solutions and business services. These companies form the core of our reportable segments. In 2004, we changed the reporting and responsibility relationships of our smaller business units so that they now report directly to a core segment. See "Reportable Segments" for further discussion and refer to "Item 1: Business" for a more detailed description of each of our operating companies.

        The key factors that affect our operating results are as follows:

  •
  the overall customer demand for our various services;

  •
  the volumes of transportation and business services provided through our networks, primarily measured by our average daily volume and shipment weight;

  •
  the mix of services purchased by our customers;

  •
  the prices we obtain for our services, primarily measured by average price per shipment (yield);

  •
  our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, fuel and maintenance; and

  •
  our ability to match operating costs to shifting volume levels.

        Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2004 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

        The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the years ended May 31:

						$ Change		Percent Change
	2004		2003	2002		2004/ 2003	2003/ 2002	2004/ 2003	2003/ 2002
Revenues	$24,710		$22,487	$20,607		2,223	1,880	10	9
Operating income	1,440	(1)	1,471	1,321		(31)	150	(2)	11
Operating margin	5.8%		6.5%	6.4%		n/a	n/a	(70)bp	10bp
Net income	$838	(1)(2)	$830	$710	(3)	8	120	1	17
Diluted earnings per share	$2.76	(1)(2)	$2.74	$2.34	(3)	0.02	0.40	1	17
(1)
Includes $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs described below. See Note 4 to the accompanying audited financial statements.
(2)
Includes a $37 million, net of tax, or $0.12 per diluted share benefit related to a favorable ruling on a tax case and the reduction of our effective tax rate described below. See Note 11 to the accompanying audited financial statements.
(3)
Results for 2002 reflect our adoption of SFAS 142, "Goodwill and Other Intangible Assets." We recognized an adjustment of $25 million ($15 million, net of tax, or $0.05 per diluted share) to reduce the carrying value of certain goodwill to its implied fair value. See Note 3 to the accompanying audited financial statements.

        The following table shows changes in revenues and operating income by reportable segment for 2004 compared to 2003, and 2003 compared to 2002 (in millions):

	$ Change Revenues		Percent Change Revenues		$ Change Operating Income			Percent Change Operating Income
	2004/ 2003	2003/ 2002	2004/ 2003	2003/ 2002	2004/ 2003		2003/ 2002	2004/ 2003	2003/ 2002
FedEx Express segment	1,030	1,029	6	7	(154	)(1)	(18)	(20)	(2)
FedEx Ground segment	329	663	9	23	28		157	6	47
FedEx Freight segment	246	190	10	8	51		8	26	4
FedEx Kinko's segment	521	n/a	n/a	n/a	39		n/a	n/a	n/a
Other and Eliminations(2)	97	(2)	n/a	n/a	5		3	n/a	n/a

	2,223	1,880	10	9	(31)		150	(2)	11

(1)
Includes $428 million of business realignment costs described below.
(2)
Includes the results of operations of FedEx Kinko's from February 12, 2004 (date of acquisition) through February 29, 2004 (approximately $100 million of revenue and $6 million of operating income).

        Revenue growth during 2004 was attributable to increased volumes of FedEx Express International Priority (IP), FedEx Ground and FedEx Freight shipments, as well as strong growth of IP yields at FedEx Express. Yield improvements at FedEx Ground and FedEx Freight also contributed to revenue growth. In addition, FedEx Kinko's (acquired on February 12, 2004) added $621 million of revenue during 2004.

During 2003, revenue growth was due to the substantial growth of our FedEx Ground business, increased international volumes at FedEx Express and higher revenues at FedEx Freight. Increased U.S. freight volumes at FedEx Express also contributed to consolidated revenue growth in 2003, as we benefited from a full twelve months of revenue under the transportation agreement with the U.S. Postal Service ("USPS"), which commenced in late August 2001.

        Operating income decreased 2% in 2004 as costs related to our business realignment initiatives totaled $435 million (partially offset by approximately $150 million of savings). See "Business Realignment Costs" for a discussion of these costs and related savings. In total, operating expenses, other than business realignment costs, increased less than the increase in revenue during 2004, despite significant increases in incentive compensation, pension and maintenance costs. During 2003, operating income increased 11% as FedEx Ground significantly improved its operating margin, which more than offset a decline in the operating margin at FedEx Express. The sluggish economy, combined with significant increases in pension and healthcare costs and higher maintenance expenses, reduced profitability at FedEx Express in 2003 despite continued cost control efforts.

        Salaries and benefits expense increased 10% during 2004 due to higher incentive compensation and pension costs, wage rate increases and the acquisition of FedEx Kinko's. Incentive compensation increased approximately $240 million during 2004 due to above-plan operating income, primarily at FedEx Express and FedEx Freight. Incentive compensation declined in 2003 based on below-plan performance at FedEx Express. Pension costs were approximately $115 million higher in 2004 (on top of an $80 million increase in 2003), due principally to lower discount rates and decreased returns on pension plan assets. Although not legally required, we made $320 million in contributions to our qualified U.S. pension plans in 2004 compared to total contributions exceeding $1 billion in 2003. Our 2003 contributions were made to ensure our qualified U.S. pension plan assets exceeded the related accumulated benefit obligations at our February 28, 2003 plan measurement date.

Other Income and Expense and Income Taxes

        Net interest expense decreased slightly in 2004 as the effects of the tax case described below offset increases to interest expense. These increases were due to the amendment of aircraft operating leases and the adoption of Financial Accounting Standards Board Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which together resulted in eight MD11 aircraft being recorded as fixed assets and the related obligations being recorded as long-term debt. Interest expense also increased due to additional borrowings related to the FedEx Kinko's acquisition. Net interest expense was 15% lower in 2003 due to reduced borrowings.

        In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The Court held that these costs were ordinary and necessary business expenses and properly deductible. As a result of this decision, we recognized a one-time benefit in 2004 of $26 million, net of tax, or $0.08 per diluted share, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS. Future periods are not expected to be materially affected by the resolution of this matter. Although the IRS has appealed this ruling, we believe the District Court's ruling will be upheld (also, see Note 11 to the accompanying audited financial statements).

        Our effective tax rate was 36.5% in 2004, 38.0% in 2003 and 37.5% in 2002. The lower effective rate in 2004 was primarily attributable to the favorable decision in the tax case discussed above, stronger than anticipated international results and the results of tax audits during 2004. Our stronger than anticipated international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes paid on the same income, thereby mitigating our exposure to double taxation. The 38.0% effective tax rate in 2003 was higher than the 2002 rate primarily due to lower state taxes in 2002. The effective tax rate exceeds the statutory U.S. federal tax rate primarily because of state income taxes. For 2005, we expect the effective tax rate to be approximately 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Business Realignment Costs

        During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees at FedEx Express. These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these programs. The response to these voluntary programs substantially exceeded our expectations. Consequently, replacement management and staff were required and some employee departure dates were deferred (up to May 31, 2004). Costs were also incurred in 2004 for the elimination of certain management positions at FedEx Express and other business units based on the staff reductions from the voluntary programs and other cost reduction initiatives. Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred.

        We recognized $435 million of business realignment costs during 2004. Savings of approximately $150 million were realized, reflected primarily in lower salaries and benefits costs. The components of our business realignment costs and changes in the related accruals were as follows for the year ended May 31, 2004 (in millions):

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	202	158	75	435
Cash paid	(8)	(152)	(31)	(191)
Amounts charged to other assets/liabilities	(194)	—	(22)	(216)

Ending accrual balances	$—	$6	$22	$28

(1)
Other includes costs for management severance agreements, which are payable over future periods, including compensation related to the modification of previously granted stock options and incremental pension and healthcare benefits. Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

        Total cash payments under these programs are expected to be approximately $220 million. Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

        Over the past few years, we have taken many steps toward bringing our expense growth in line with revenue growth, particularly at FedEx Express, while maintaining our industry-leading service levels. We have significantly decreased capital expenditures by reducing aircraft orders, consolidating facilities and discontinuing low-value programs. These business realignment initiatives are another step in this ongoing process of reducing our cost structure in order to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.

FedEx Kinko's Acquisition

        On February 12, 2004, we acquired FedEx Kinko's for approximately $2.4 billion in cash. We also assumed $39 million of capital lease obligations. FedEx Kinko's is a leading provider of document solutions and business services. Its network of worldwide locations offers access to color printing, finishing and presentation services, Internet access, videoconferencing, outsourcing, managed services, Web-based printing and document management solutions.

        The transaction was accounted for as a purchase. Accordingly, the assets and liabilities of FedEx Kinko's were recorded at their fair values and the excess of the purchase price over the fair value of assets acquired was recorded as goodwill. A significant amount of the purchase price was recorded as goodwill, as the acquisition of FedEx Kinko's expands our portfolio of business services, while providing a substantially enhanced capability to provide package-shipping services to small- and medium-sized business customers through FedEx Kinko's array of retail store locations.

        The assets and liabilities related to FedEx Kinko's have been included in the accompanying audited balance sheet based on a purchase price allocation. The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill, as well as the assignment of goodwill to our reportable segments, was based primarily on internal estimates of cash flows and independent appraisals. We used an independent appraisal firm to determine the fair value of certain assets and liabilities, primarily property and equipment and acquired intangible assets, including the Kinko's trade name, customer-related intangibles, technology assets and contract-based intangibles. While the purchase price allocation is substantially complete and we do not expect any material adjustments, we may make adjustments to the purchase price allocation if new data becomes available. See Notes 2 and 3 to the accompanying audited financial statements for further discussion of the purchase price allocation and goodwill and intangible assets.

        The results of operations of FedEx Kinko's have been included in our consolidated financial statements from February 12, 2004. During 2004, FedEx Kinko's contributed $621 million of revenue and $0.06 per diluted share of earnings, which includes approximately $15 million of interest and financing costs and $3 million of rebranding costs. Note 2 to the accompanying audited financial statements includes the unaudited pro forma results of operations of FedEx as if the acquisition had occurred as of the beginning of 2003. The accounting literature establishes firm guidelines around how this pro forma information is presented, which precludes the assumption of business synergies. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of the consolidated results of operations of FedEx that would have been reported had the acquisition been completed as of the beginning of 2003. Furthermore, this pro forma information is not representative of the future consolidated results of operations of FedEx.

        We paid a portion of the purchase price from available cash balances. To finance the remainder of the purchase price, we entered into a six-month credit facility for $2 billion. During February 2004, we issued commercial paper backed by unused commitments under this facility. In March 2004, we replaced the commercial paper with the issuance of $1.6 billion of senior unsecured notes in three maturity tranches: one, three and five years at $600 million, $500 million and $500 million, respectively. We canceled the six-month credit facility in March 2004. See Notes 2 and 6 of the accompanying audited financial statements for further discussion.

Airline Stabilization Compensation

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million had been received as of May 31, 2004. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review. We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

        Pursuant to the Federal Aviation Administration reauthorization enacted during the third quarter of 2004, the General Accounting Office submitted a report to Congress on June 4, 2004, on the criteria and procedures used by the Secretary of Transportation under the Act. Issuance of the report frees the DOT to make a final determination on our claim and also reinforces the Congressional directive to the DOT to refer any remaining disputed claims to an administrative law judge upon an affected claimant's request.

        We agreed to mediation with the DOT, but it did not result in a resolution of the dispute. We will continue to pursue our claim for compensation under the Act.

        We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur. Based on the DOT's assertion, the range for potential loss on this matter is zero to $49.6 million.

Outlook

        During 2005 (particularly during the first half), we expect the U.S. economy to sustain the growth evident in the second half of 2004. This growth is supported by strong corporate earnings, higher consumer confidence (led by both increasing income and an improving job market) and public sector improvement. The macro economic environment during 2004 was particularly challenging for our business, as the manufacturing and wholesale sectors of the economy lagged behind gross domestic product, and year-over-year performance in the economy lagged sequential quarter-to-quarter growth. We expect the current economic expansion to broaden into the manufacturing and wholesale sectors during 2005 as supported by the recent strengthening of durable goods sales, indicating the inventory restocking cycle has started. This is further supported by the positive year-over-year volume trends across all our transportation companies in the fourth quarter of 2004. We also expect a strong global economy in 2005, evidenced by recent broad-based growth across multiple sectors and regions, particularly in Asia.

        Our outlook anticipates revenue and earnings growth in all our reportable segments for 2005, as we continue to leverage our "compete collectively" philosophy. Our optimism stems from increasing customer demand for services across our operating companies, a lower cost structure at FedEx Express, as well as improving worldwide economic conditions. During 2005, we expect continued strong growth of international volumes and yields at FedEx Express. We expect only slight U.S. domestic volume growth at FedEx Express, with higher U.S. domestic yields to account for a large portion of revenue growth at FedEx Express. We anticipate improved volumes and yields at FedEx Ground and FedEx Freight, as FedEx Ground continues its multi-year capacity expansion plan and FedEx Freight continues to grow its regional and interregional business and enhance its portfolio of services. FedEx Kinko's revenue is projected to be approximately $2.1 billion, which is significantly higher than the partial year revenue included in our 2004 results. FedEx Kinko's will focus on continuing to generate revenue growth by aggressively growing current lines of business and by leveraging its new relationship with FedEx.

        We anticipate significant year-over-year growth of both operating income and margins. These measures will be positively impacted by revenue growth and the full-year savings from our business realignment initiatives (which are expected to be approximately $80 million to $90 million higher than 2004 savings) discussed above. Over the past several years we have experienced significant year-over-year increases in pension cost. For 2005, we expect a modest $30 million increase in pension cost, as 2004 actual asset returns have substantially improved the funded status of our pension plans in spite of a continued decline in the discount rate. Also, incentive compensation programs were reinstated to more normalized levels in 2004, after several years of declines. Our management teams continue to examine additional cost reduction and operational productivity opportunities as we focus on optimizing our networks, improving our service offerings, enhancing the customer experience and positioning FedEx to increase cash flow and financial returns by improving our operating margin.

        During 2005, we expect to incur approximately $20 million of expenses related to the FedEx Kinko's rebranding. In addition, we plan to open approximately 70 new FedEx Kinko's locations, including many internationally. Despite these costs, we expect FedEx Kinko's to contribute to earnings growth in 2005 as we move quickly to expand our service offerings at its U.S. locations. See "FedEx Kinko's Acquisition" and "Reportable Segments" for additional discussion.

        The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement. Negotiations with the pilots' union began in March 2004, as the current agreement became amendable on May 31, 2004. We will continue to operate under our current agreement while we negotiate with our pilots. Our financial results for 2005 may be affected by the results of these negotiations. However, we cannot estimate the financial impact, if any, the results of these negotiations may have on our results of operations.

        Increased security requirements for air cargo carriers have been put in place and have not had a material impact on our operating results for the periods presented. Although no specific proposals have been issued, further measures may be forthcoming. The impact on our results of operations of any such additional measures is unknown.

        Future results will depend upon a number of factors, including U.S. and international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and our ability to effectively operate, integrate and leverage the FedEx Kinko's business. In addition, adjustments to our fuel surcharges at FedEx Express lag changes in actual jet fuel prices paid. Therefore, our operating income could be materially affected should the spot price of jet fuel suddenly change by a significant amount or should we be unable to further increase our fuel surcharges in response to rising fuel prices due to competitive pressures. See "Forward-Looking Statements" for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

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

        The transportation and business services industries are affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect volumes, revenues and earnings. Normally, the fall of each year is the busiest shipping period for FedEx Ground, while late December, January, June and July of each year are the slowest periods. For FedEx Freight, the spring and fall of each year are the busiest periods and the latter part of December, January and February of each year are the slowest periods. Shipment levels, operating costs and earnings for each of our transportation companies can also be adversely affected by inclement weather.

NEW ACCOUNTING PRONOUNCEMENTS

        No new accounting pronouncements had a material effect on our financial position, results of operations or cash flows during 2004.

REPORTABLE SEGMENTS

        FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko's form the core of our reportable segments. In 2004, we changed the reporting and responsibility relationships of our smaller business units so they now report directly to a core segment. Prior year amounts have been reclassified to conform to the new segment presentation. (For further discussion of our operating companies, refer to "Item 1: Business.") Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services)
FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx Supply Chain Services (contract logistics)
FedEx Freight Segment	FedEx Freight (regional LTL freight) FedEx Custom Critical (surface-expedited transportation) Caribbean Transportation Services (airfreight forwarding)
FedEx Kinko's Segment	FedEx Kinko's (document solutions and business services)

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

FEDEX EXPRESS SEGMENT

        The following table compares revenues, operating expenses and operating income and margin (dollars in millions) and selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2004	2003	2002	2004/ 2003	2003/ 2002
Revenues:
Package:
U.S. overnight box	$5,558	$5,432	$5,338	2	2
U.S. overnight envelope	1,700	1,715	1,755	(1)	(2)
U.S. deferred	2,592	2,510	2,383	3	5

Total U.S. domestic package revenue	9,850	9,657	9,476	2	2
International Priority (IP)	5,131	4,367	3,834	17	14

Total package revenue	14,981	14,024	13,310	7	5
Freight:
U.S.	1,609	1,564	1,273	3	23
International	393	400	384	(2)	4

Total freight revenue	2,002	1,964	1,657	2	19
Other(1)	514	479	471	7	2

Total revenues	17,497	16,467	15,438	6	7
Operating expenses:
Salaries and employee benefits	7,403	7,001	6,565	6	7
Purchased transportation	694	609	564	14	8
Rentals and landing fees	1,531	1,557	1,531	(2)	2
Depreciation and amortization	810	818	819	(1)	—
Fuel	1,343	1,231	1,009	9	22
Maintenance and repairs	1,193	1,087	983	10	11
Airline stabilization compensation	—	—	(119)	n/a	n/a
Business realignment costs	428	—	—	n/a	n/a
Intercompany charges	1,442	1,328	1,331	9	—
Other	2,024	2,053	1,954	(1)	5

Total operating expenses	16,868	15,684	14,637	8	7

Operating income	$629	$783	$801	(20)	(2)

Operating margin	3.6%	4.8%	5.2%
Package Statistics(2)
Average daily package volume (ADV):
U.S. overnight box	1,179	1,176	1,170	—	1
U.S. overnight envelope	667	679	699	(2)	(3)
U.S. deferred	925	897	868	3	3

Total U.S. domestic ADV	2,771	2,752	2,737	1	1
IP	396	369	340	7	9

Total ADV	3,167	3,121	3,077	1	1

Revenue per package (yield):
U.S. overnight box	$18.49	$18.18	$17.90	2	2
U.S. overnight envelope	10.00	9.95	9.84	1	1
U.S. deferred	10.99	11.02	10.77	—	2
U.S. domestic composite	13.94	13.82	13.58	1	2
IP	50.75	46.59	44.16	9	6
Composite package yield	18.55	17.69	16.96	5	4
Freight Statistics(2)
Average daily freight pounds:
U.S.	8,519	8,969	7,736	(5)	16
International	2,093	2,174	2,082	(4)	4

Total average daily freight pounds	10,612	11,143	9,818	(5)	13

Revenue per pound (yield):
U.S.	$0.74	$0.69	$0.65	7	6
International	0.74	0.72	0.72	3	—
Composite freight yield	0.74	0.69	0.66	7	5
(1)
Other includes FedEx Trade Networks.
(2)
Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

        FedEx Express segment total revenues increased 6% in 2004, principally due to higher IP revenues in Asia, Europe and U.S. outbound. IP revenues increased significantly on volume growth (7%) and higher yield (9%). Asia experienced strong average daily volume growth (led by China with volume growth of over 50%), while outbound shipments from Europe, the United States and Latin America continued to improve. The increase in IP yield was largely attributable to Europe. The yield increase was primarily due to higher average weight per package, favorable exchange rate differences and higher fuel surcharge revenue.

        U.S. domestic package revenue increased 2% in 2004 as both volumes and yields grew slightly. For U.S. domestic composite yield, a small decline in average rate per pound was offset by increases in average weight per package and fuel surcharge revenue. For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 2.5%, along with certain surcharge increases, became effective January 5, 2004. Freight revenue increased in 2004 due to increased yields related to service mix, despite lower volumes.

        FedEx Express segment total revenues increased 7% in 2003, largely due to increased IP and U.S. freight revenues. Year-over-year revenue comparisons reflect the impact in 2002 of the terrorist attacks on September 11, 2001, which adversely affected both U.S. outbound international shipments and U.S. domestic shipments, and the economic decline that began in calendar 2001. IP volume growth occurred predominantly in Asia and Europe, which experienced average daily volume growth rates of 21% and 11%, respectively, during 2003. IP yield improvements during 2003 were due to favorable exchange rate differences, increased fuel surcharge revenue and growth in higher-yielding lanes.

        U.S. domestic package revenue increased 2% in 2003 due to higher yield and volumes in the U.S. deferred and overnight box categories. The increase in U.S. domestic package yield during 2003 was due to higher fuel surcharge revenue and average list price increases. Higher U.S. freight revenues from increased average daily pounds during 2003 also affected year-over-year revenue comparisons, as we benefited from a full twelve months of operations and higher shipping levels under our transportation contract with the USPS, which began in August 2001.

        Fuel surcharge revenue was higher in 2004 and 2003 primarily due to higher jet fuel prices and the introduction of certain international dynamic fuel surcharges in September 2002. Our dynamic fuel surcharges are based on the spot price for jet fuel. During 2003, fuel surcharge revenue was also higher because our dynamic index for determining our U.S. domestic fuel surcharge was not implemented until the second quarter of 2002. Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 6.5% during 2004, 2.0% and 5.5% during 2003 and between 0% and 3% from November 2001 through May 2002. International fuel surcharges ranged between 2% and 6.5% during 2004 and were as high as 6% during 2003.

FedEx Express Segment Operating Income

        During 2004, operating income decreased 20% due to business realignment costs totaling $428 million (partially offset by approximately $150 million of savings). Higher incentive compensation and pension costs and base salary increases, as well as higher maintenance expenses, were offset by revenue growth and ongoing cost control efforts. In addition, 2004 benefited from one additional operating day. During 2003, the 2% decrease in operating income and the decline in operating margin at FedEx Express were attributable to increased employee benefits costs, higher maintenance expenses and, to a lesser extent, the net impact of higher fuel costs in an economic environment of sluggish U.S. domestic average daily package volumes. Contributing to the decrease in operating income was one fewer operating day.

Operating results during 2003 were also impacted by unusually inclement weather during the winter and spring, which decreased business shipping, reduced operational efficiency and increased certain operating costs, such as for snow removal and de-icing.

        Salaries and benefits were higher during 2004 due to higher incentive compensation and pension costs and wage rate increases. This increase was partially offset by savings from the business realignment initiatives. The 2003 increase was due to wage rate increases and higher pension and healthcare costs. In addition, higher salaries and benefits were partially the result of cost increases related to the USPS contract. Incentive compensation provisions declined in 2003 based on below-plan performance.

        Purchased transportation costs increased in 2004 and 2003 as IP volume growth led to an increase in contract pick-up and delivery services. Higher maintenance costs in both 2004 and 2003 were primarily due to the timing of scheduled aircraft maintenance events, higher utilization of aircraft related to USPS volumes and a higher average age of certain types of our aircraft. Intercompany charges increased during 2004 due to higher incentive compensation, healthcare and pension costs and base salary increases at FedEx Services.

        Fuel costs were higher in 2004 due to a 10% increase in the average price per gallon of aircraft fuel, as fuel consumption was flat. However, fuel surcharge revenue more than offset higher jet fuel prices primarily due to the introduction of certain international dynamic fuel surcharges in September 2002. Fuel consumption was higher in 2003, primarily due to an increase in aircraft usage as a result of incremental U.S. freight pounds transported under the USPS agreement and IP volume growth. Fuel costs were also higher in 2003 due to a 16% increase in the average price per gallon of aircraft fuel. Higher net fuel costs at FedEx Express negatively affected operating income during 2003, as fuel surcharge revenue increases were not sufficient to offset higher jet fuel prices.

        Rentals and landing fees decreased in 2004 due to the amendment of operating leases for six MD11 aircraft that resulted in these aircraft being recorded as fixed assets under capital lease. In addition, as discussed in Note 16 to the accompanying audited financial statements, two additional MD11s were recorded as fixed assets at September 1, 2003 as a result of the adoption of FIN 46. Depreciation and amortization expense declined slightly due to decreases in capital spending, despite the additional depreciation from the eight MD11 aircraft added to fixed assets.

        During 2003, other operating expenses increased at FedEx Express as reimbursements in 2002 from the USPS for network expansion costs were reflected as credits in other operating expenses. These reimbursements, however, had no effect on operating income, as they represented the recovery of incremental costs incurred. Partially offsetting operating costs during 2003 was a gain from the insurance settlement on an aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income. During 2002, other operating expenses included $27 million from the favorable resolution of certain state tax matters.

FedEx Express Segment Outlook

        We anticipate revenue growth at FedEx Express during 2005, in both the domestic and international markets. Revenue increases will be led by IP, where we expect volume and yield growth, particularly in Asia, U.S. outbound and Europe. We expect only slight U.S. domestic volume growth at FedEx Express, with higher U.S. domestic yields to account for a large portion of revenue growth at FedEx Express.

        We expect significant operating margin improvement at FedEx Express during 2005, led by the full-year salaries and benefits savings of our 2004 business realignment initiatives. These cost management actions and improved volumes, along with a sharp focus on productivity, are expected to produce improved operational efficiency. In addition, we expect additional improvement due to IP volume growth with solid incremental margins, increased U.S. domestic yields and volumes aided by the FedEx Kinko's retail presence and the impact of reduced capital spending in prior years. While capital expenditures at FedEx Express are expected to be higher than 2004 due to planned aircraft purchases to support IP volume growth, they are expected to remain below historical levels.

FEDEX GROUND SEGMENT

        The following table compares revenues, operating expenses and operating income and margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2004	2003	2002	2004/ 2003	2003/ 2002
Revenues	$3,910	$3,581	$2,918	9	23
Operating expenses:
Salaries and employee benefits	740	709	623	4	14
Purchased transportation	1,465	1,327	1,067	10	24
Rentals	98	88	85	11	4
Depreciation and amortization	154	155	136	(1)	14
Fuel	16	11	5	45	120
Maintenance and repairs	95	89	76	7	17
Business realignment costs	1	—	—	n/a	n/a
Intercompany charges	432	346	256	25	35
Other	387	362	333	7	9

Total operating expenses	3,388	3,087	2,581	10	20

Operating income	$522	$494	$337	6	47

Operating margin	13.4%	13.8%	11.5%
Average daily package volume(1)	2,285	2,168	1,755	5	24
Revenue per package (yield)(1)	$6.48	$6.25	$6.11	4	2
(1)
Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

        Revenues increased during 2004 due to higher volumes and yield improvement, led by increased usage of our home delivery service. Average daily volume continued its sequential growth in the fourth quarter, with a 12% increase over the fourth quarter of 2003, up from 1%, 3% and 6% growth in the first, second and third quarters, respectively. The lower average daily volume increase for 2004 was due to a difficult year-over-year comparison, as first quarter 2003 volume included an estimated 140,000 to 150,000 daily packages as a result of the threat of a UPS work stoppage. In addition, 2004 benefited from two additional operating days. The FedEx Ground segment realized 23% revenue growth in 2003, despite one less operating day, due to increased volumes in our business-to-business shipments and continued growth of our home delivery service. During 2003, our home delivery service added facilities to reach nearly 100% coverage of the U.S. population.

        Yield at FedEx Ground increased in 2004 primarily due to general rate increases and an increase in extra services revenue, partially offset by higher customer discounts and the elimination of the fuel surcharge in January. An average list price increase of 1.9% on FedEx Ground services became effective January 5, 2004. On that date, the fuel surcharge for all FedEx Ground shipments was discontinued. In 2003, year-over-year yield increases were due to an average list price increase of 3.9%, which became effective January 6, 2003. Partially offsetting the effect of the price increase were higher levels of discounts and lower average weight per package.

        In the third quarter of 2002, FedEx Ground implemented a dynamic fuel surcharge, based on the spot price for on-highway diesel fuel. Before its elimination in January 2004, this surcharge ranged between 1.25% and 1.50% during 2004, between 0.75% and 2.00% during 2003 and between 0.50% and 0.75% from February through May 2002.

FedEx Ground Segment Operating Income

        Operating income increased in 2004 due to volume growth, yield improvements and increased productivity. These gains were partially offset by higher intercompany charges, increased healthcare and pension costs and expenses related to terminal expansions and relocations. FedEx Ground utilized a larger portion of allocated sales, marketing, information technology and customer support resources. The cost of providing these services increased due to higher incentive compensation, healthcare and pension costs and base salary increases at FedEx Services. Operating margin for the segment was also negatively affected by operating losses at FedEx Supply Chain Services.

        Operating margins improved in 2003 as FedEx Ground realized substantial improvements in pick-up and delivery and linehaul productivity. Similar to 2004, intercompany charges increased due to the utilization of a larger portion of allocated resources from FedEx Services. Salaries and employee benefits increased in 2003 due to higher pension costs and increases in staffing to support volume growth. Operating results during 2003 were also impacted by inclement weather during the winter and spring, which was more severe than in previous years.

        The increase in operating income in both 2004 and 2003 was also attributable to improved home delivery service results. In September 2002, FedEx Ground completed the build-out of its national home delivery network, enabling it to reach nearly 100% of U.S. residences, with evening, weekend and day- and time-specific delivery options, all backed by a money-back guarantee. Our home delivery service became profitable during 2003. This service had an operating loss of $32 million during 2002.

FedEx Ground Segment Outlook

        We expect FedEx Ground to return to double-digit revenue growth in 2005, led by increased home delivery and next-business day package volume and modest yield improvement. Average daily volume is expected to improve on its 2004 growth of 5%. Anticipated yield improvements from the average list price increase and extra services revenue will be partially offset by the impact from the elimination of FedEx Ground's fuel surcharge in January 2004. FedEx Ground will also continue to place emphasis on improving on-time delivery, productivity and safety.

        During 2005, we expect continued growth in capital spending at FedEx Ground as we continue to focus on network capacity expansion. As a result of losses at FedEx Supply Chain Services, higher facility expenses due to expansion and slower yield growth primarily due to the elimination of FedEx Ground's fuel surcharge, we expect the 2005 operating margin will be comparable to 2004.

FEDEX FREIGHT SEGMENT

        The following table shows revenues, operating expenses and operating income and margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent change
	2004	2003	2002	2004/ 2003	2003/ 2002
Revenues	$2,689	$2,443	$2,253	10	8
Operating expenses:
Salaries and employee benefits	1,427	1,303	1,218	10	7
Purchased transportation	254	224	197	13	14
Rentals and landing fees	100	105	101	(5)	4
Depreciation and amortization	92	88	91	5	(3)
Fuel	122	107	87	14	23
Maintenance and repairs	116	115	91	1	26
Intercompany charges	21	17	13	24	31
Other	313	291	270	8	8

Total operating expenses	2,445	2,250	2,068	9	9

Operating income	$244	$193	$185	26	4

Operating margin	9.1%	7.9%	8.2%
Average daily LTL shipments (in thousands)	58	56	56	4	—
Weight per LTL shipment (lbs)	1,127	1,114	1,114	1	—
LTL yield (revenue per hundredweight)	$14.23	$13.40	$12.41	6	8

FedEx Freight Segment Revenues

        The double-digit increase in FedEx Freight segment revenues during 2004 was primarily due to increases in LTL yield and LTL average daily shipments. Year-over-year growth in LTL average daily shipments accelerated to 11% in the fourth quarter of 2004, reflecting a strengthening economy and market-share gains. LTL yield grew 6% during the year, reflecting incremental fuel surcharges due to higher fuel prices, growth in our interregional freight service, a 5.9% general rate increase in June 2003 and favorable contract renewals. In addition, 2004 had one additional operating day. Revenues increased 8% during 2003 due to improved LTL yield, despite the continued impact of a slow economy, severe winter weather and one fewer operating day during the year.

FedEx Freight Segment Operating Income

        The 26% increase in operating income at the FedEx Freight segment during 2004 was primarily attributable to LTL revenue growth and cost management. Operating margins improved as yield management and operational productivity gains outpaced increased incentive compensation, fuel, insurance and claims, pension and healthcare costs. Purchased transportation increased primarily due to the growth of our interregional freight service. During 2003, operating income also increased due to LTL revenue growth and cost management. Lower depreciation and amortization during 2003 reflects increased gains from the sale of operating assets in the ordinary course of business.

        Operating margin improved more than 100 basis points in 2004 on strong revenue growth. Lower operating margins in 2003 reflect higher maintenance and repairs expenses, which include $8 million of incremental expenses associated with rebranding our two regional LTL carriers under the common name "FedEx Freight." The rebranding project began in the fourth quarter of 2002 and is expected to be complete in 2005. Through the end of 2004, rebranding expenses totaled $31 million of the anticipated total project cost of $41 million. These costs, which are being expensed as incurred, consist primarily of incremental external costs for rebranding tractors and trailers.

FedEx Freight Segment Outlook

        We expect revenue to continue to grow in 2005, due to both LTL yield improvement and LTL daily shipment growth. Continued market share growth, a general rate increase and a relatively stable industry-pricing environment are expected to contribute to LTL yield improvement. We implemented a general rate increase of 5.9%, effective June 14, 2004. Our no-fee money-back guarantee, implemented in September 2003, continues to be a differentiator in the market, generating additional business with new and existing customers. Continued consolidation among carriers and an improving economy are providing many opportunities for FedEx Freight to promote its profitable interregional service. In addition, through collaboration with other FedEx operating companies, FedEx Freight is increasing business levels with its major customers. Contributing to the positive outlook for 2005 is FedEx Freight's disciplined approach to yield management, coupled with strategic investments in capacity.

FEDEX KINKO'S SEGMENT

        The following table shows revenues, operating expenses and operating income and margin (dollars in millions) for the fourth quarter ended May 31, 2004:

Revenues	$521
Operating expenses:
Salaries and employee benefits	185
Rentals	115
Depreciation and amortization	33
Maintenance and repairs	9
Other	140

Total operating expenses	482

Operating income	$39

Operating margin	7.5%

FedEx Kinko's Segment Operating Results

        The results of operations of FedEx Kinko's are included in our consolidated results from the date of acquisition (February 12, 2004). The FedEx Kinko's segment was formed in the fourth quarter of 2004. The results of operations from February 12, 2004 (the date of acquisition) through February 29, 2004 were included in "Other and Eliminations" (approximately $100 million of revenue and $6 million of operating income). FedEx Kinko's has focused on strengthening its current lines of business, which include black-and-white, color and custom printing, copying and binding services, facilities management and outsourcing, high-speed Internet access and computer usage, signs and graphics, sale of retail products and others. Fourth quarter revenue was primarily driven by strong performance in signs and graphics, finishing services and retail products. As in-home technological advances have impacted the traditional retail walk-up business, FedEx Kinko's has expanded its efforts to attract a larger share of the commercial document solutions and business service market.

        FedEx Kinko's operating margin benefited from strong revenue performance during the fourth quarter. Additionally, our efforts to optimize production machines within each store location resulted in reduced lease and maintenance costs. Negatively impacting operating margin was approximately $3 million of rebranding costs. The caption "Other" in the financial summary above includes supplies and other direct costs, such as paper and toner.

FedEx Kinko's Segment Outlook

        In 2005, FedEx Kinko's will focus on continuing to generate revenue growth by leveraging its new relationship with FedEx. FedEx Kinko's plans to open approximately 70 new locations in 2005, including many internationally. In addition, there are significant opportunities for growth in full-service color copies, finishing services and signs and graphics product offerings. We expect operating margins to decrease in 2005, as FedEx Kinko's will absorb a portion of the FedEx Corporation headquarters' fees commencing in 2005 and approximately $20 million in rebranding costs.

        On April 26, 2004, we announced the new brand identity for FedEx Kinko's retail locations—FedEx Kinko's Office and Print Centers. Following this announcement, we began accepting packages to be shipped from our U.S. locations. This capability will also allow FedEx Kinko's to launch "pack-and-ship" services in 2005. Management is also focusing on cost reduction and control, with continued focus on machine optimization, increased opportunities for strategic sourcing of operating expenses such as supplies and machines and implementing best practices across the FedEx Kinko's network. Capital expenditures are expected to be approximately $125 million, primarily for technology- and equipment-related projects, real estate and rebranding.

FINANCIAL CONDITION

LIQUIDITY

        Cash and cash equivalents totaled $1.046 billion at May 31, 2004, compared to $538 million at May 31, 2003. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2004	2003	2002
Net cash provided by operating activities	$3,020	$1,871	$2,228
Investing activities:
Business acquisition, net of cash acquired	(2,410)	—	(35)
Capital expenditures and other investing activities	(1,252)	(1,490)	(1,577)

Net cash used in investing activities	(3,662)	(1,490)	(1,612)
Financing activities:
Principal payments on debt	(319)	(10)	(320)
Proceeds from debt issuances	1,599	—	—
Repurchase of treasury stock	(179)	(186)	(177)
Dividends paid	(66)	(60)	—
Other financing activities	115	82	91

Net cash provided by (used in) financing activities	1,150	(174)	(406)

Net increase in cash and cash equivalents	$508	$207	$210

        The $1.149 billion increase in cash flows from operating activities in 2004 was largely attributable to lower pension contributions. Working capital management more than offset cash paid related to the business realignment initiatives. The $357 million decrease in cash flow provided by operating activities in 2003 reflected increased funding to our qualified pension plans, partially offset by improved earnings and lower levels of estimated federal income tax payments. Although not legally required, we made cash contributions to our qualified U.S. pension plans of $1.1 billion during 2003 (compared to $320 million in 2004 and $150 million in 2002).

        Cash Used for Business Acquisitions.    On February 12, 2004, we acquired all of the common stock of FedEx Kinko's for approximately $2.4 billion in cash. See "Debt Financing Activities" and "FedEx Kinko's Acquisition" for further discussion. During 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc. at a cost of $36.5 million. See Note 2 of the accompanying audited financial statements for further discussion of these acquisitions.

        Cash Used for Capital Investments.    For 2004, capital expenditures declined due to lower aircraft expenditures at FedEx Express, partially offset by an increase from network capacity expansion at FedEx Ground. Capital expenditures were also lower in 2003 due to management's cost reduction actions in 2001 and 2002, despite deliveries of aircraft during 2003 that were scheduled and committed to well before the economic slowdown. See "Capital Resources" for further discussion.

        Debt Financing Activities.    Our commercial paper program is backed by unused commitments under two credit agreements, totaling $1 billion, and reduces the amount available under these agreements. Commercial paper borrowings of $1.9 billion were necessary to finance part of our $2.4 billion acquisition of FedEx Kinko's. These borrowings were backed by a new six-month $2 billion credit agreement. During February 2004, we issued commercial paper backed by unused commitments under this facility. In March 2004, we issued $1.6 billion of senior unsecured notes in three maturity tranches: one, three and five years, at $600 million, $500 million and $500 million, respectively. These notes are guaranteed by all of our subsidiaries that are not considered minor under Securities and Exchange Commission ("SEC") regulations. Net proceeds from these borrowings were used to repay our commercial paper borrowings backed by the six-month facility. We canceled the six-month credit facility in March 2004. At May 31, 2004, no commercial paper borrowings were outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. Our debt and revolving credit agreements contain certain covenants and restrictions, none of which are expected to affect our operations or ability to pay dividends.

        During 2004, $250 million of senior unsecured notes matured and were paid. In addition, $25 million of existing unsecured debt at FedEx Express matured and was paid. During the third quarter of 2003, commercial paper borrowings of $200 million were necessary to finance part of the cash contribution to our qualified pension plans. All of the commercial paper borrowings were repaid by April 11, 2003. At May 31, 2003, no commercial paper was outstanding. For more information regarding our credit facilities, see Note 6 of the accompanying audited financial statements.

        We have a $1.0 billion shelf registration statement with the SEC to provide flexibility and efficiency when obtaining financing. Under this shelf registration statement we may issue, in one or more offerings, either unsecured debt securities, common stock or a combination of such instruments. The entire $1 billion is available for future financings.

        Cash Used for Share Repurchases.    During 2004 and 2002, our Board of Directors authorized us to buy back a total of 15.0 million shares of common stock. During the first half of 2004, we repurchased 2.6 million shares at an average price of $68.14 per share, which decreased cash flows by approximately $179 million. No shares were repurchased during the second half of 2004. We repurchased 3.3 million shares in 2003 at an average price of $56.66 per share and this decreased cash flows by $186 million. During 2002, we repurchased approximately 3.3 million shares of our common stock, at a cost of approximately $177 million or an average of $52.70 per share. Based on our current financing strategy, we have significantly reduced the number of shares we expect to repurchase and instead are issuing new shares in connection with our equity compensation programs. A total of 5.75 million shares remain under existing share repurchase authorizations.

        Dividends.    Our Board of Directors declared our first-ever cash dividend on May 31, 2002. Dividends paid in 2004 and 2003 were $66 million and $60 million, respectively. On May 28, 2004, our Board of Directors declared a dividend of $0.07 per share of common stock, an increase of $0.01 per share over the previous dividend payment. The dividend was paid on July 1, 2004 to stockholders of record as of the close of business on June 10, 2004. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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

        The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2004	2003	2002	2004/ 2003	2003/ 2002
Aircraft and related equipment	$372	$762	$730	(51)	4
Facilities and sort equipment	332	254	292	31	(13)
Information technology investments	249	273	288	(9)	(5)
Vehicles and other equipment	318	222	305	43	(27)

Total capital expenditures	$1,271	$1,511	$1,615	(16)	(6)

FedEx Express segment	$592	$917	$1,069	(35)	(14)
FedEx Ground segment	314	252	214	25	18
FedEx Freight segment	130	139	86	(6)	62
FedEx Kinko's segment	36	—	—	n/a	n/a
Other	199	203	246	(2)	(17)

Total capital expenditures	$1,271	$1,511	$1,615	(16)	(6)

        Capital expenditures were 16% lower in 2004, with the year-over-year decrease due to lower aircraft expenditures at FedEx Express, partially offset by an increase from network capacity expansion at FedEx Ground. Capital expenditures were 6% lower during 2003. This decrease was primarily at the FedEx Express segment, where capital expenditures were 14% lower. We continued to make investments in FedEx Ground's infrastructure and information technology, and we also made capital investments to expand FedEx Freight.

        Our capital expenditures are expected to be approximately $1.65 billion in 2005, with much of the year-over-year increase coming from planned aircraft expenditures at FedEx Express to support IP volume growth. We also continue to invest in infrastructure upgrades and scanning technologies, the multi-year capacity expansion of the FedEx Ground network, expansion of the FedEx Kinko's network and replacement vehicle needs at FedEx Freight.

        Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make commitments regarding our airlift requirements years before aircraft are actually needed. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically in growing business segments.

CONTRACTUAL CASH OBLIGATIONS

        The following table sets forth a summary of our contractual cash obligations as of May 31, 2004. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Excluding the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at May 31, 2004.

	Payments Due by Fiscal Year
	2005	2006	2007	2008	2009	There- after	Total
	(in millions)
Amounts reflected in Balance Sheet:
Long-term debt(1)	$613	$265	$844	$—	$499	$832	$3,053
Capital lease obligations(2)	160	122	22	99	11	225	639
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(3)	601	255	252	212	643	1,439	3,402
Operating leases	1,707	1,555	1,436	1,329	1,169	7,820	15,016

Total	$3,081	$2,197	$2,554	$1,640	$2,322	$10,316	$22,110

(1)
Amounts do not include related interest. See Note 6 for the applicable interest rates.
(2)
Capital lease obligations represent principal and interest payments.
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

        We have certain operating leases that were arranged using variable interest entities under terms that are considered customary in the airline industry. As discussed in Note 16 to the accompanying audited financial statements, we consolidated one of these entities in the second quarter of 2004 in accordance with FIN 46. As a result of this consolidation, the accompanying audited May 31, 2004 balance sheet includes an additional $126 million of fixed assets and $133 million of long-term liabilities, and the payment of these debt obligations is included in the table above.

        FedEx Express amended two leases for MD11 aircraft during 2004, which required FedEx Express to record $110 million in both fixed assets and long-term liabilities. During 2003, FedEx Express amended four leases for MD11 aircraft, which now commits FedEx Express to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, the amended leases were accounted for as capital leases, which added $221 million to both fixed assets and long-term liabilities at May 31, 2003. The future payments of these capital lease obligations are reflected in the table above.

        We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, pension and postretirement healthcare liabilities and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2005 that are included in current liabilities.

Other Cash Obligations Not Reflected in Balance Sheet

        The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.

        The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2004. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of "off-balance sheet financing"). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

        In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use this information concerning minimum lease payments required for our operating leases to calculate our debt capacity. In addition, we have guarantees under certain operating leases, amounting to $43 million as of May 31, 2004, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

        The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

PENSION COST

        We sponsor defined benefit pension plans covering a majority of our employees. The accounting for pension benefits is determined by standardized accounting and actuarial methods that include numerous estimates, including: discount rates; expected long-term investment returns on plan assets; future salary increases; and employee turnover, mortality and retirement ages.

        The determination of our annual pension cost is highly sensitive to changes in these estimates because we have a large, active workforce and we have a significant amount of assets in the pension plans. For example, only 6% of the participants covered under our principal pension plan are retired and currently receiving benefits and the average remaining service life of our employees approximates 14 years (normal retirement is at age 60). Therefore, the payout of pension benefits will occur over a long period in the future. This long-time period increases the sensitivity of our annual pension cost to changes in these key estimates. Total pension cost increased approximately $115 million in 2004 and approximately $80 million in 2003 primarily due to changes to these estimates. For 2005 we expect a smaller increase (approximately $30 million), as 2004 actual asset returns have substantially improved the funded status of our pension plans in spite of a continued decline in the discount rate. Pension cost is included in the salaries and employee benefits caption in our income statements. Following are the components of pension cost recognized in our income statements (in millions):

	2004	2003	2002
Service cost	$376	$374	$348
Interest cost	490	438	409
Expected return on plan assets	(597)	(594)	(621)
Net amortization and deferral	74	10	13

	$343	$228	$149

        Following is a discussion of the estimates we consider most critical to determining our pension costs:

        Discount Rate.    This is the interest rate used to discount the estimated future benefit payments that have been earned to date (the projected benefit obligation) to their net present value. The discount rate is determined each year at the plan measurement date (end of February) and affects the succeeding year's pension cost. A decrease in the discount rate has a negative effect on pension expense.

        This assumption is highly sensitive for us as a one-basis-point change in the discount rate at February 29, 2004 affects our 2005 pension expense by approximately $1.8 million and our 2004 accumulated benefit obligation by approximately $11 million. For example, the 21-basis-point decrease in the discount rate to 6.78% for 2005 from 6.99% for 2004 will negatively affect our 2005 pension cost by approximately $38 million. Our 2004 pension cost was negatively affected by approximately $20 million by the 12-basis-point decrease in the discount rate to 6.99% for 2004 from 7.11% for 2003.

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

        Plan Assets.    Pension plan assets are invested primarily in listed securities. Our pension plans hold only a minimal investment in FedEx common stock. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is intended to be the expected future long-term rate of earnings on plan assets. At February 29, 2004, with over $7.7 billion of plan assets, a one-basis-point change in this assumption affects pension cost by approximately $750,000 (a decrease in the assumed expected long-term rate of return has a negative effect on pension expense).

        Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

  •
  the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets.

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

        We review the expected long-term rate of return on an annual basis and revise it as appropriate. Also, we periodically commission detailed asset/liability studies performed by third-party professional investment advisors and actuaries. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The study performed for 2003 supported the reasonableness of our 10.10% return assumption used for 2003 based on our liability duration and market conditions at the time we set this assumption (in 2002).

        Because of the introduction of the Portable Pension Account (discussed below) for 2004 (which will reduce our liability duration over time), as well as the significant additional contributions we made into the plans in late 2003 and the continuing deterioration of the equity markets through February 28, 2003, we performed a more recent asset/liability study for 2004, which supported a long-term return on assets of 9.10%. The results of this study were reaffirmed for 2005 by our third-party professional investment advisors and actuaries and support our current asset allocation strategy, which is summarized below:

Asset Class	Target % of Plan Assets
Domestic equities	53%
International equities	17
Private equities	5

Total equities	75
Long duration fixed income securities	15
Other fixed income securities	10

100%

        Our allocation of assets at February 29, 2004 approximates the target allocation above. Our actual compound return on assets was 9.4% for the 15-year period ended March 31, 2004. Based on these factors, we will retain 9.10% as our estimated future rate of return on pension assets for 2005. The 100-basis-point decrease in the expected long-term rate of return for 2004 negatively affected our 2004 pension cost by approximately $65 million. Our 2003 pension cost was negatively affected by approximately $48 million by the 80-basis-point decrease in the expected long-term rate of return to 10.10% for 2003 from 10.90% for 2002.

        Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases). Another method used in practice applies the market value of plan assets at the measurement date. The application of the calculated-value method reduced 2004 and 2003 pension cost by approximately $106 million and $35 million, respectively. Application of the calculated-value method will approximate the market-value method in 2005.

        Salary Increases.    The assumed future increase in salaries and wages is also a key estimate in determining pension cost. We correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (since most incentive compensation is a component of pensionable wages). For 2005 pension cost, a one-basis-point change in the rate of estimated future salaries affects pension cost by approximately $900,000 (a decrease in this rate will decrease pension cost). This assumption varies directly with the discount rate changes (reflecting general inflation trends); however, the current rate is deemed to be at or near the floor based on current pay structures and improving company performance. Therefore, we will hold this assumption constant for determination of 2005 pension cost. The decrease in this assumption to 3.15% for 2004 from 3.25% favorably impacted 2004 pension cost by approximately $10 million.

        Following is information concerning the funded status of our pension plans as of May 31, 2004 and 2003 (in millions):

	2004	2003
Funded Status of Plans:
Accumulated benefit obligation (ABO):
Qualified U.S. domestic plans	$7,069	$5,725
Other plans	358	284

Total ABO	$7,427	$6,009

Projected benefit obligation (PBO)	$8,683	$7,117
Fair value of plan assets	7,783	5,825

PBO in excess of plan assets	(900)	(1,292)
Unrecognized actuarial losses, principally due to investments and changes in discount rate	1,694	2,247
Unamortized prior service cost and other	113	116

Amounts Included in Balance Sheets	$907	$1,071

Components of Amounts Included in Balance Sheets:
Prepaid pension cost	$1,127	$1,269
Accrued pension liability	(220)	(198)
Minimum pension liability	(67)	(42)
Intangible asset and other	67	42

Net amounts recognized in balance sheets	$907	$1,071

Cash Amounts:
Cash contributions during the year	$335	$1,072
Benefit payments during the year	$136	$103

        The funded status of the plans reflects a snapshot of the state of our long-term pension liabilities at the plan measurement date. Declining interest rates (which increase the discounted value of the PBO) and recent fluctuations in the stock market have significantly impacted the funded status of our plans. However, our plans remain adequately funded to provide benefits to our employees as they come due and current benefit payments are nominal compared to our total plan assets (benefit payments for 2004 were less than 2% of plan assets at May 31, 2004).

        Although not legally required, we made $320 million in contributions to our qualified U.S. pension plans in 2004 compared to total contributions exceeding $1 billion in 2003. Our 2003 contributions were made to ensure our qualified pension plan assets exceeded the related accumulated benefit obligations at our February 28, 2003 plan measurement date. Currently, we do not expect any contributions for 2005 will be legally required. Based on the substantial improvement in the funded status of our qualified plans, we do not currently expect to contribute any funds to our qualified defined benefit plans in 2005.

        Cumulative unrecognized actuarial losses were approximately $1.7 billion through February 29, 2004, improved from $2.2 billion at February 28, 2003. These unrecognized losses primarily reflect the declining discount rate and the declining stock market during 2003, 2002 and 2001. These amounts may be recovered in future periods through actuarial gains. However, to the extent that the discount rate remains low and market performance does not continue to improve, these unrecognized actuarial losses may be recognized in future periods.

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

        Effective in 2004, we amended the FedEx Corporation Employees' Pension Plan to add a cash balance feature, which we call the Portable Pension Account. We expect the Portable Pension Account will help reduce the long-term growth of our pension liabilities. All employees hired after May 31, 2003 will accrue benefits under the Portable Pension Account formula. Eligible employees as of May 31, 2003 were able to choose between continuing to accrue benefits under the traditional pension benefit formula or accruing future benefits under the Portable Pension Account formula. The election was entirely optional. There was no conversion of existing accrued benefits to a cash balance. All benefits earned through May 31, 2003, including those applicable to employees electing the Portable Pension Account, will be determined under a traditional pension plan formula. Accordingly, it will be several years before the impact of the lower benefit provided under this formula has a significant impact on our total pension expense.

        Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service and interest on the notional account balance. An employee's pay credits will be determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury maturity, with a 4% minimum and a maximum based on the government rate. Employees are fully vested on completion of five years of service.

SELF-INSURANCE ACCRUALS

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At May 31, 2004 there were approximately $1.03 billion of self-insurance accruals reflected in our balance sheet ($937 million at May 31, 2003).

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

LONG-LIVED ASSETS

        Property and Equipment.    Our key businesses are capital intensive. More than 45% of our total assets are invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset are expensed as incurred. However, consistent with industry practice, we capitalize certain aircraft-related costs on one of our aircraft fleet types and amortize these costs over their estimated service lives.

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

        No material changes to the estimated lives and residual values were made during 2004. At various times during 2003, as studies were completed, we made changes to the useful lives and residual values of certain aircraft fleet types, as well as tractors, trailers and other equipment. These changes resulted in a decrease in 2003 depreciation expense of approximately $13 million. Had all of these changes been made as of June 1, 2002, depreciation expense for 2003 would have decreased by an additional $12 million.

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

        Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values when the decision is made to dispose of the asset and certain other criteria are met. There were no material asset impairment charges recognized in 2004, 2003 or 2002.

        Leases.    We utilize operating leases to finance a significant number of our aircraft and FedEx Kinko's locations. Over the years, we have found these leasing arrangements to be favorable from a cash flow and risk management standpoint. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in "Contractual Cash Obligations" and Note 7 to the accompanying audited financial statements, at May 31, 2004 we had approximately $15 billion (on an undiscounted basis) of future commitments for payments under operating leases.

        The future commitments for operating leases are not reflected as a liability in our balance sheet because the leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. We believe we have well-defined and controlled processes for making this evaluation, including obtaining third-party appraisals for material transactions.

        Goodwill.    We have approximately $2.8 billion of goodwill on our balance sheet resulting from the acquisition of businesses, which includes approximately $1.7 billion from our acquisition of FedEx Kinko's in 2004. New accounting standards adopted in 2002 require that we review this goodwill for impairment on an annual basis and cease all goodwill amortization. As previously indicated, the adoption of these new rules resulted in an impairment of our recorded goodwill of $25 million in 2002 at one of our smaller businesses.

        The annual evaluation of goodwill impairment requires the use of estimates and assumptions to determine the fair value of our reporting units using a discounted cash flow methodology. In particular, the following estimates used by management can significantly affect the outcome of the impairment test: revenue growth rates; operating margin; discount rates and expected capital expenditures. Each year, independent of our goodwill impairment test, we update our weighted-average cost of capital calculation and perform a long-range planning analysis to project expected results of operations. Using this data, we complete a separate fair-value analysis for each of our reporting units. Changes in forecasted operations and other assumptions could materially affect these estimates. We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. Since the acquisition of FedEx Kinko's occurred near the end of 2004, we did not test its goodwill for impairment in 2004. We will include the related goodwill in our 2005 annual impairment test, which, unless circumstances otherwise dictate, will be performed in the fourth quarter of 2005. We performed our annual impairment tests in 2004 and 2003 for our other reporting units. The fair value of our reporting units exceeded the carrying value, including goodwill, of each of those units; therefore, no impairment charge was necessary.

        Intangible Asset with an Indefinite Life.    The estimated fair value of our intangible asset with an indefinite life was $567 million, consisting of the estimated fair value allocated to the Kinko's trade name. This intangible asset will not be amortized because it has an indefinite remaining useful life based on the length of time that the Kinko's name had been in use, the Kinko's brand awareness and market position and the plans for continued use of the Kinko's brand. We must review this asset for impairment on an annual basis. This annual evaluation requires the use of estimates about the future cash flows attributable to the Kinko's trade name to determine the estimated fair value of the trade name. Changes in forecasted operations and changes in discount rates can materially affect this estimate. However, once an impairment of this intangible asset has been recorded, it cannot be reversed. Unless circumstances otherwise dictate, we plan to perform our first annual impairment test in the fourth quarter of 2005.

REVENUE RECOGNITION

        We believe the policies adopted to recognize revenue are critical because an understanding of the accounting applied in this area is fundamental to assessing our overall financial performance and because revenue and revenue growth are key measures of financial performance in the marketplace. Our businesses are primarily involved in the direct pickup and delivery of commercial package and freight shipments, as well as providing document solutions and business services. Our employees and agents are involved throughout the process and our operational, billing and accounting systems directly capture and control all relevant information necessary to record revenue, bill customers and collect amounts due to us.

        We recognize revenue upon delivery of shipments or, for our business services, logistics and trade services businesses, upon the completion of services. Transportation industry practice includes two predominant methods for revenue recognition for shipments in process at the end of an accounting period: (1) recognize all revenue and the related delivery costs when shipments are delivered or (2) recognize a portion of the revenue earned for shipments that have been picked up but not yet delivered at period end and accrue delivery costs as incurred. We use the second method; we recognize the portion of revenue earned at the balance sheet date for shipments in transit and accrue all delivery costs as incurred. We believe this accounting policy effectively and consistently matches revenue with expenses and recognizes liabilities as incurred.

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

        Future Adjustments to Revenue and Accounts Receivable.    Like many companies, we experience some credit loss on our trade accounts receivable. Historically, our credit losses from bad debts have not fluctuated materially because our credit management processes have been highly effective. We also recognize billing adjustments to revenue and accounts receivable for certain discounts, money-back service guarantees and billing corrections.

        Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed and current collections trends. Total allowances for these future adjustments were $151 million at May 31, 2004 and $149 million at May 31, 2003. We consider the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions, pricing arrangements and billing systems can significantly affect the estimates used to determine the allowances.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, including (but not limited to) those contained in "Business Realignment Costs," "FedEx Kinko's Acquisition," "Airline Stabilization Compensation," "Outlook," "Reportable Segments," "Liquidity," "Capital Resources," "Contractual Cash Obligations" and "Critical Accounting Policies and Estimates," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the domestic and international markets in which we operate;

  •
  any impacts on our business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights and labor rules;

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

  •
  our ability to effectively operate, integrate and leverage the FedEx Kinko's business;

  •
  sudden changes in fuel prices or currency exchange rates;

  •
  our ability to increase our fuel surcharges in response to rising fuel prices due to competitive pressures;

  •
  significant changes in the volumes of shipments transported through our networks, the mix of services purchased by our customers or the prices we obtain for our services;

  •
  the amount of compensation we are entitled to receive and retain under the Air Transportation Safety and System Stabilization Act;

  •
  the outcome of negotiations to reach a new collective bargaining agreement with the union that represents the pilots of FedEx Express;

  •
  market acceptance of our new service and growth initiatives;

  •
  competition from other providers of transportation, e-commerce and business services, including our ability to compete with new or improved services offered by our competitors;

  •
  the impact of technology developments on our operations and on demand for our services;

  •
  disruptions to our technology infrastructure, including our computer systems and Web site;

  •
  our ability to obtain and maintain aviation rights in important international markets;

  •
  adverse weather conditions or natural disasters;

  •
  availability of financing on terms acceptable to us and our ability to maintain our current credit ratings; and

  •
  other risks and uncertainties you can find in our press releases and SEC filings.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. We had approximately $730 million of outstanding floating-rate borrowings at May 31, 2004. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As disclosed in Note 6 to the accompanying audited financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) of $2.3 billion at May 31, 2004 and $1.6 billion at May 31, 2003. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $49 million as of May 31, 2004 and $39 million as of May 31, 2003. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

        While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. During 2004 and 2003, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $79 million for 2005 (the comparable amount in the prior year was approximately $36 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

        We have market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. In 2002, we implemented new indices for calculating U.S. domestic fuel surcharges, which more closely link the fuel surcharges to prevailing market prices for fuel. In 2003, we implemented this methodology for determining a fuel surcharge on international shipments as well. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in jet fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

        We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.    Financial Statements and Supplementary Data

        The following financial statements are filed with this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of May 31, 2004 (the end of the period covered by this Annual Report on Form 10-K).

        During our fiscal quarter ended May 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding members of the Board of Directors will be presented in FedEx's definitive proxy statement for its 2004 annual meeting of stockholders, which will be held on September 27, 2004, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx's Code of Business Conduct & Ethics is included above in Part I, Item 1 of this Form 10-K under the caption "Reputation and Responsibility—Governance."

Item 11.    Executive Compensation

        Information regarding executive compensation will be presented in FedEx's definitive proxy statement for its 2004 annual meeting of stockholders, which will be held on September 27, 2004, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management will be presented in FedEx's definitive proxy statement for its 2004 annual meeting of stockholders, which will be held on September 27, 2004, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related party transactions will be presented in FedEx's definitive proxy statement for its 2004 annual meeting of stockholders, which will be held on September 27, 2004, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accountant fees and services will be presented in FedEx's definitive proxy statement for its 2004 annual meeting of stockholders, which will be held on September 27, 2004, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.    Financial Statements

        The consolidated financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein and are included on pages F-1 to F-37 herein.

  2.    Financial Statement Schedules

        The following financial statement schedule is filed with this Report:

Page Number
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

        All other financial statement schedules have been omitted because they are not applicable or the required information is included in the accompanying audited financial statements.

  3.    Exhibits

        See the Exhibit Index on pages E-1 through E-9 for a list of the exhibits being filed or furnished with or incorporated by reference into this Report.

(b)
Reports on Form 8-K

        During the quarter ended May 31, 2004, FedEx filed two Current Reports on Form 8-K. The report filed March 17, 2004 furnished FedEx's press release announcing its financial results for the quarter ended February 29, 2004. The report filed April 8, 2004 furnished FedEx's press release announcing its 2005 earnings estimate and an increase of its 2004 earnings estimate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 16, 2004	By:	/s/ FREDERICK W. SMITH Frederick W. Smith Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2004
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 16, 2004
/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 16, 2004
/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 16, 2004
/s/ AUGUST A. BUSCH IV * August A. Busch IV	Director	July 16, 2004
/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 16, 2004
/s/ JUDITH L. ESTRIN * Judith L. Estrin	Director	July 16, 2004
/s/ J. KENNETH GLASS * J. Kenneth Glass	Director	July 16, 2004

Signature	Capacity	Date

/s/ PHILIP GREER * Philip Greer	Director	July 16, 2004
/s/ J. R. HYDE, III * J. R. Hyde, III	Director	July 16, 2004
/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 16, 2004
/s/ GEORGE J. MITCHELL * George J. Mitchell	Director	July 16, 2004
/s/ JOSHUA I. SMITH * Joshua I. Smith	Director	July 16, 2004
/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 16, 2004
/s/ PETER S. WILLMOTT * Peter S. Willmott	Director	July 16, 2004
*By:	/s/ JOHN L. MERINO John L. Merino Attorney-in-Fact	July 16, 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

                          /s/ Ernst & Young LLP

Memphis, Tennessee
June 22, 2004

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	May 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$1,046	$538
Receivables, less allowances of $151 and $149	3,027	2,627
Spare parts, supplies and fuel, less allowances of $124 and $101	249	228
Deferred income taxes	489	416
Prepaid expenses and other	159	132

Total current assets	4,970	3,941
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	7,001	6,624
Package handling and ground support equipment and vehicles	5,296	5,013
Computer and electronic equipment	3,537	3,180
Other	4,477	4,200

	20,311	19,017
Less accumulated depreciation and amortization	11,274	10,317

Net property and equipment	9,037	8,700
OTHER LONG-TERM ASSETS
Goodwill	2,802	1,063
Prepaid pension cost	1,127	1,269
Intangible and other assets	1,198	412

Total other long-term assets	5,127	2,744

	$19,134	$15,385

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

	May 31,
	2004	2003
CURRENT LIABILITIES
Current portion of long-term debt	$750	$308
Accrued salaries and employee benefits	1,062	724
Accounts payable	1,615	1,168
Accrued expenses	1,305	1,135

Total current liabilities	4,732	3,335
LONG-TERM DEBT, LESS CURRENT PORTION	2,837	1,709
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,181	882
Pension, postretirement healthcare and other benefit obligations	768	657
Self-insurance accruals	591	536
Deferred lease obligations	503	466
Deferred gains, principally related to aircraft transactions	426	455
Other liabilities	60	57

Total other long-term liabilities	3,529	3,053
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 300 million shares issued for 2004 and 299 million shares issued for 2003	30	30
Additional paid-in capital	1,079	1,088
Retained earnings	7,001	6,250
Accumulated other comprehensive loss	(46)	(30)

	8,064	7,338
Less deferred compensation and treasury stock, at cost	28	50

Total common stockholders' investment	8,036	7,288

	$19,134	$15,385

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2004	2003	2002
REVENUES	$24,710	$22,487	$20,607
OPERATING EXPENSES:
Salaries and employee benefits	10,728	9,778	9,099
Purchased transportation	2,407	2,155	1,825
Rentals and landing fees	1,918	1,803	1,780
Depreciation and amortization	1,375	1,351	1,364
Fuel	1,481	1,349	1,100
Maintenance and repairs	1,523	1,398	1,240
Business realignment costs	435	—	—
Airline stabilization compensation	—	—	(119)
Other	3,403	3,182	2,997

	23,270	21,016	19,286

OPERATING INCOME	1,440	1,471	1,321
OTHER INCOME (EXPENSE):
Interest expense	(136)	(124)	(144)
Interest income	20	6	5
Other, net	(5)	(15)	(22)

	(121)	(133)	(161)

INCOME BEFORE INCOME TAXES	1,319	1,338	1,160
PROVISION FOR INCOME TAXES	481	508	435

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	838	830	725
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL, NET OF TAX BENEFIT OF $10	—	—	(15)

NET INCOME	$838	$830	$710

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$2.80	$2.79	$2.43
Cumulative effect of change in accounting for goodwill	—	—	(0.05)

BASIC EARNINGS PER COMMON SHARE	$2.80	$2.79	$2.38

DILUTED EARNINGS PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$2.76	$2.74	$2.39
Cumulative effect of change in accounting for goodwill	—	—	(0.05)

DILUTED EARNINGS PER COMMON SHARE	$2.76	$2.74	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$838	$830	$710
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,375	1,351	1,364
Provision for uncollectible accounts	106	105	110
Deferred income taxes and other noncash items	(8)	329	84
Cumulative effect of change in accounting principle	—	—	15
Tax benefit on the exercise of stock options	43	20	18
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Receivables	(307)	(197)	(88)
Other current assets	10	39	63
Pension assets and liabilities, net	155	(854)	(13)
Accounts payable and other operating liabilities	841	252	(37)
Other, net	(33)	(4)	2

Cash provided by operating activities	3,020	1,871	2,228
INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	(2,410)	—	(35)
Capital expenditures	(1,271)	(1,511)	(1,615)
Proceeds from asset dispositions	18	22	27
Other, net	1	(1)	11

Cash used in investing activities	(3,662)	(1,490)	(1,612)
FINANCING ACTIVITIES
Principal payments on debt	(319)	(10)	(320)
Proceeds from debt issuances	1,599	—	—
Proceeds from stock issuances	115	81	88
Dividends paid	(66)	(60)	—
Purchase of treasury stock	(179)	(186)	(177)
Other, net	—	1	3

Cash provided by (used in) financing activities	1,150	(174)	(406)

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	508	207	210
Cash and cash equivalents at beginning of period	538	331	121

Cash and cash equivalents at end of period	$1,046	$538	$331

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total
BALANCE AT MAY 31, 2001	$30	$1,120	$4,880	$(56)	$(53)	$(21)	$5,900
Net income	—	—	710	—	—	—	710
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	6	—	—	6
Minimum pension liability adjustment, net of deferred tax benefit of $2	—	—	—	(3)	—	—	(3)
Reclassification of deferred jet fuel hedging charges net of deferred tax benefit of $6	—	—	—	(9)	—	—	(9)
Adjustment for jet fuel hedging charges recognized in expense during period, net of deferred taxes of $6	—	—	—	9	—	—	9

Total comprehensive income							713
Purchase of treasury stock	—	—	—	—	(177)	—	(177)
Cash dividends declared ($0.05 per share)	—	—	(15)	—	—	—	(15)
Employee incentive plans and other (4,224,444 shares issued)	—	24	(110)	—	210	(12)	112
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2002	30	1,144	5,465	(53)	(20)	(21)	6,545
Net income	—	—	830	—	—	—	830
Foreign currency translation adjustment, net of deferred taxes of $10	—	—	—	37	—	—	37
Minimum pension liability adjustment, net of deferred tax benefit of $7	—	—	—	(14)	—	—	(14)

Total comprehensive income							853
Purchase of treasury stock	—	—	—	—	(186)	—	(186)
Cash dividends declared ($0.15 per share)	—	—	(45)	—	—	—	(45)
Employee incentive plans and other (3,268,180 shares issued)	—	(56)	—	—	181	(16)	109
Amortization of deferred compensation	—	—	—	—	—	12	12

BALANCE AT MAY 31, 2003	30	1,088	6,250	(30)	(25)	(25)	7,288
Net income	—	—	838	—	—	—	838
Minimum pension liability adjustment, net of deferred tax benefit of $12	—	—	—	(16)	—	—	(16)

Total comprehensive income							822
Purchase of treasury stock	—	—	—	—	(179)	—	(179)
Cash dividends declared ($0.29 per share)	—	—	(87)	—	—	—	(87)
Employee incentive plans and other (4,013,182 shares issued)	—	(9)	—	—	204	(18)	177
Amortization of deferred compensation	—	—	—	—	—	15	15

BALANCE AT MAY 31, 2004	$30	$1,079	$7,001	$(46)	$—	$(28)	$8,036

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Description of Business and Summary of Significant Accounting Policies

        Description of Business.    FedEx Corporation ("FedEx") provides a broad portfolio of transportation, e-commerce and business services with companies that operate independently and compete collectively under the respected FedEx brand. Our operations are primarily represented by Federal Express Corporation ("FedEx Express"), the world's largest express transportation company; FedEx Ground Package System, Inc. ("FedEx Ground"), North America's second largest provider of small-package ground delivery service; FedEx Freight Corporation ("FedEx Freight"), a leading U.S. provider of regional less-than-truckload ("LTL") freight services; and FedEx Kinko's Office and Print Services, Inc. ("FedEx Kinko's"), a leading provider of document solutions and business services. These businesses form the core of our reportable segments. Other business units in the FedEx portfolio are FedEx Trade Networks, Inc. ("FedEx Trade Networks"), a global trade services company; FedEx Supply Chain Services, Inc. ("FedEx Supply Chain Services"), a contract logistics provider; FedEx Custom Critical, Inc. ("FedEx Custom Critical"), a critical-shipment carrier; Caribbean Transportation Services, Inc. ("Caribbean Transportation Services"), a provider of airfreight forwarding services, and FedEx Corporate Services, Inc. ("FedEx Services"), a provider of customer-facing sales, marketing and information technology functions, primarily for FedEx Express and FedEx Ground.

        The FedEx Kinko's segment was formed in the fourth quarter of 2004 as a result of our acquisition of FedEx Kinko's (formerly known as Kinko's, Inc.). As discussed in Note 2, we acquired FedEx Kinko's on February 12, 2004, and its results of operations have been included in our financial results from the date of acquisition.

        Fiscal Years.    Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2004 or ended May 31 of the year referenced.

        Principles of Consolidation.    The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

        Credit Risk.    We routinely grant credit to many of our customers for transportation and business services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends. Historically, credit losses have been within management's expectations.

        Revenue Recognition.    Revenue is recognized upon delivery of shipments or the completion of the service for our office and print services, logistics and trade services businesses. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for certain discounts, money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

        Our contract logistics and global trade services businesses engage in certain transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis.

        Advertising.    Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $284 million, $249 million and $226 million in 2004, 2003 and 2002, respectively.

        Cash Equivalents.    Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

        Spare Parts, Supplies and Fuel.    Spare parts are stated principally at weighted-average cost. Supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service, and for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.

        Property and Equipment.    Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related costs on one of our aircraft fleet types, which are capitalized and amortized over their estimated service lives. We capitalize certain direct internal and external costs associated with the development of internal use software. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is reflected in the results of operations. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

        For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Range
Wide-body aircraft and related equipment	15 to 25 years
Narrow-body and feeder aircraft and related equipment	5 to 15 years
Package handling and ground support equipment and vehicles	3 to 30 years
Computer and electronic equipment	3 to 10 years
Other	2 to 40 years

        Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years, while vehicles are depreciated on a straight-line basis over five to ten years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and other equipment. This evaluation may result in changes in the estimated lives and residual values. The changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.361 billion, $1.334 billion and $1.331 billion in 2004, 2003 and 2002, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

        For income tax purposes, depreciation is generally computed using accelerated methods.

        Capitalized Interest.    Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $11 million in 2004, $16 million in 2003 and $27 million in 2002.

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

        Pension and Postretirement Healthcare Plans.    These defined benefit plans are measured as of the last day of our fiscal third quarter of each year using actuarial techniques that reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases, future expected long-term returns on plan assets and future increases in healthcare costs. Discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities. Assets for funded plans are presented at fair value at the measurement date in the accompanying footnotes. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction.

        Goodwill.    Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

        Intangible Assets.    Amortizable intangible assets include customer relationships, contract based, technology based and other. Amortizable intangible assets are amortized over periods ranging from 2 to 15 years, either on a straight-line basis or an accelerated basis using the pattern in which the economic benefits are consumed. Non-amortizing intangible assets include the Kinko's trade name. Non-amortizing intangibles are reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

        Income Taxes.    Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

        We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries' earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations for 2004 and 2003 were approximately $430 million and $140 million, respectively, which represent only a portion of total results associated with international shipments.

        Self-Insurance Accruals.    We are primarily self-insured for workers' compensation claims, vehicle accidents and general liabilities, benefits paid under employee healthcare programs and long-term disability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers' compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses.

        Deferred Lease Obligations.    While certain aircraft, facility and retail location leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. The deferred lease obligation is the net cumulative excess of rent expense over rent payments.

        Deferred Gains.    Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains were related to aircraft transactions.

        Employees Under Collective Bargaining Arrangements.    The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement. Negotiations with the pilots' union began in March 2004, as the current agreement became amendable on May 31, 2004. We will continue to operate under our current agreement while we negotiate with our pilots.

        Stock Compensation.    We apply Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," and its related interpretations to measure compensation expense for stock-based compensation plans. We are required to disclose the pro forma effect of accounting for stock options using a valuation method under Statement of Financial Accounting Standards No. ("SFAS") 123, "Accounting for Stock-Based Compensation," for all options granted in 1996 and thereafter. We have currently not elected to adopt this accounting method because it requires the use of subjective valuation models, which we believe are not representative of the real value of the options to either FedEx or our employees. If compensation cost for stock-based compensation plans had been determined under SFAS 123, pro forma net income, stock option compensation expense, and basic and diluted earnings per common share, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Years ended May 31,
	2004	2003	2002
Net income, as reported	$838	$830	$710
Add: Stock compensation included in reported net income, net of tax	10	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	37	34	37

Pro forma net income	$811	$796	$673

Earnings per common share:
Basic—as reported	$2.80	$2.79	$2.38

Basic—pro forma	$2.71	$2.67	$2.26

Diluted—as reported	$2.76	$2.74	$2.34

Diluted—pro forma	$2.68	$2.63	$2.22

        See Note 9 for a discussion of the assumptions underlying the pro forma calculations above.

        Foreign Currency Translation.    Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within common stockholders' investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations. Cumulative net foreign currency translation losses in accumulated other comprehensive loss were $13 million, $13 million and $50 million at May 31, 2004, 2003 and 2002, respectively.

        Reclassifications.    Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

        Use of Estimates.    The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; employee retirement plan obligations; income tax liabilities; accounts receivable allowances; obsolescence of spare parts; airline stabilization compensation; contingent liabilities; and impairment assessments on long-lived assets (including goodwill and indefinite lived intangible assets).

Note 2:    Business Combinations

        On February 12, 2004, we acquired FedEx Kinko's for approximately $2.4 billion in cash. We also assumed $39 million of capital lease obligations. FedEx Kinko's is a leading provider of document solutions and business services. Its network of worldwide locations offers access to color printing, finishing and presentation services, Internet access, videoconferencing, outsourcing, managed services, Web-based printing and document management solutions.

        The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill, as well as the assignment of goodwill to our reportable segments, was based primarily on internal estimates of cash flows and independent appraisals. We used an independent appraisal firm to determine the fair value of certain assets and liabilities, primarily property and equipment and acquired intangible assets, including: the value of the Kinko's trade name, customer-related intangibles, technology assets and contract-based intangibles. While the purchase price allocation is substantially complete and we do not expect any material adjustments, we may make adjustments to the purchase price allocation if new data becomes available.

        A significant amount of the purchase price was recorded as goodwill, as the acquisition expands our portfolio of business services, while providing a substantially enhanced capability to provide package-shipping services to small-and medium-sized business customers through FedEx Kinko's array of retail store locations. Because this was an acquisition of stock, goodwill is not deductible for tax purposes. Approximately $200 million of the $1.7 billion goodwill balance will be attributed to the FedEx Express segment ($130 million) and the FedEx Ground segment ($70 million) based on the expected increase in each segment's incremental fair value as a result of the acquisition.

        Our balance sheet reflects the following allocation of the total purchase price of $2.4 billion (in millions):

Current assets, primarily accounts receivable and inventory	$236
Property and equipment	328
Goodwill	1,739
Indefinite lived intangible asset (trade name)	567
Amortizable intangible assets	82
Other long-term assets	52

Total assets acquired	3,004

Current liabilities	(282)
Deferred income taxes	(266)
Long-term capital lease obligations and other long-term liabilities	(36)

Total liabilities assumed	(584)

Total purchase price	$2,420

        Indefinite lived intangible asset.    This intangible asset represents the estimated fair value allocated to the Kinko's trade name. This intangible asset will not be amortized because it has an indefinite remaining useful life based on the length of time that the Kinko's name had been in use, the Kinko's brand awareness and market position and the plans for continued use of the Kinko's brand.

        Amortizable intangible assets.    These intangible assets represent the value associated with business expected to be generated from existing customer relationships and contracts as of the acquisition date. The value of these assets was primarily determined by measuring the present value of the projected future earnings attributable to these assets. Substantially all of these assets are being amortized on an accelerated basis over a weighted-average estimated useful life of approximately seven years. While the useful life of these customer-relationship assets is not limited by contract or any other economic, regulatory or other known factors, the useful life of seven years was determined at the acquisition date based on management's expectations of customer attrition patterns.

        The following unaudited pro forma consolidated financial information presents the combined results of operations of FedEx and FedEx Kinko's as if the acquisition had occurred at the beginning of 2003. The unaudited pro forma results have been prepared for comparative purposes only. Adjustments were made to the combined results of operations, primarily related to higher depreciation and amortization expense resulting from higher property and equipment values and acquired intangible assets and additional interest expense resulting from acquisition debt. The accounting literature establishes firm guidelines around how this pro forma information is presented, which precludes the assumption of business synergies. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of the consolidated results of operations of FedEx that would have been reported had the acquisition been completed as of the beginning of 2003. Furthermore, this pro forma information is not representative of the future consolidated results of operations of FedEx.

        Pro forma unaudited results were as follows (in millions, except per share data):

	Years ended May 31,
	2004(1)	2003
Revenues	$26,677	$24,427
Net income	859	841
Basic earnings per common share	2.87	2.82
Diluted earnings per common share	2.83	2.78
(1)
Includes $27 million, net of tax, of nonrecurring expenses at FedEx Kinko's, primarily in anticipation of the acquisition. Also, includes $270 million, net of tax, of business realignment costs and a $37 million, net of tax, nonrecurring tax benefit at FedEx.

        We paid a portion of the purchase price from available cash balances. To finance the remainder of the purchase price, we entered into a six-month credit facility for $2 billion. During February 2004, we issued commercial paper backed by unused commitments under this facility. In March 2004, we issued $1.6 billion of senior unsecured notes in three maturity tranches: one, three and five years at $600 million, $500 million and $500 million, respectively. Net proceeds from the borrowings were used to repay the commercial paper backed by the six-month credit facility. We canceled the six-month credit facility in March 2004. See Note 6 for further discussion.

        On March 1, 2002, a subsidiary of FedEx Trade Networks acquired for cash certain assets of Fritz Companies, Inc. that provide essential customs clearance services exclusively for FedEx Express in three U.S. locations, at a cost of $36.5 million. The excess cost over the estimated fair value of the net assets acquired (approximately $35 million) was recorded as goodwill, which was entirely attributed to the FedEx Express segment. Goodwill for tax purposes associated with this transaction will be deductible over 15 years. Pro forma results including this acquisition would not differ materially from reported results.

        These acquisitions were accounted for under the purchase method of accounting. The operating results of the acquired businesses are included in our consolidated results of operations from the date of acquisition.

Note 3:    Goodwill and Intangibles

        Effective June 1, 2001, we adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value was determined using a discounted cash flow methodology. Based on our initial impairment tests when the statement was adopted, we recognized an adjustment of $25 million ($15 million or $0.05 per share, net of tax) in 2002 to reduce the carrying value of certain goodwill. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our 2002 consolidated statement of income.

        The carrying amount of goodwill attributable to each reportable operating segment and changes therein follows (in millions):

	May 31, 2003	Goodwill Acquired During the Year		May 31, 2004
FedEx Express segment	$397	$130	(1)	$527
FedEx Ground segment	—	70	(1)	70
FedEx Freight segment	666	—		666
FedEx Kinko's segment	—	1,539		1,539

	$1,063	$1,739		$2,802

(1)
These amounts represent goodwill from the FedEx Kinko's acquisition that is attributable to the FedEx Express and FedEx Ground segments.

        The components of our intangible assets were as follows (in millions):

	May 31, 2004		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Customer relationships	$72	$(3)	$—	$—
Contract related	79	(43)	73	(37)
Technology related and other	45	(17)	40	(12)

Total	$196	$(63)	$113	$(49)

Non-amortizing intangible asset
Trade name	$567	$—	$—	$—

        Amortization expense for intangible assets was $14 million in 2004, $13 million in 2003 and $14 million in 2002. Estimated amortization expense for the next five years is as follows (in millions):

2005	$24
2006	23
2007	21
2008	20
2009	17

Note 4:    Business Realignment Costs

        During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees at FedEx Express. These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these voluntary programs, which considerably exceeded our expectations. Costs were also incurred in 2004 for the elimination of certain management positions at FedEx Express and other business units based on the staff reductions from the voluntary programs and other cost reduction initiatives.

        Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred. The savings from these initiatives will be reflected primarily in lower salaries and benefits costs.

        The components of our business realignment costs and changes in the related accruals were as follows for the year ended May 31, 2004 (in millions):

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	202	158	75	435
Cash paid	(8)	(152)	(31)	(191)
Amounts charged to other assets/liabilities	(194)	—	(22)	(216)

Ending accrual balances	$—	$6	$22	$28

(1)
Other includes costs for management severance agreements, which are payable over future periods, including compensation related to the modification of previously granted stock options and incremental pension and healthcare benefits. Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

        Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

Note 5:    Selected Current Liabilities

        The components of selected current liability captions were as follows (in millions):

	May 31,
	2004	2003
Accrued Salaries and Employee Benefits
Salaries	$163	$119
Employee benefits	496	227
Compensated absences	403	378

	$1,062	$724

Accrued Expenses
Self-insurance accruals	$442	$401
Taxes other than income taxes	291	279
Other	572	455

	$1,305	$1,135

Note 6:    Long-Term Debt and Other Financing Arrangements

        The components of our long-term debt were as follows (in millions):

	May 31,
	2004	2003
Unsecured debt	$2,855	$1,529
Capital lease obligations	534	422
Other debt, interest rates of 2.35% to 9.98% due through 2017	198	66

	3,587	2,017
Less current portion	750	308

	$2,837	$1,709

        At May 31, 2004, we had two revolving bank credit facilities totaling $1 billion. One revolver provides for $750 million through September 28, 2006. The second is a 364-day facility providing for $250 million through September 24, 2004. Interest rates on borrowings under the agreements are generally determined by maturities selected and prevailing market conditions. Borrowings under the credit agreements will bear interest, at our option, at a rate per annum equal to either (a) the London Interbank Offered Rate ("LIBOR") plus a credit spread, or (b) the higher of the Federal Funds Effective Rate, as defined, plus 1/2 of 1%, or the bank's Prime Rate. The revolving credit agreements contain certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.

        From time to time, we finance certain operating and investing activities, including acquisitions, through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit agreements and reduces the amounts available under the agreements. As of May 31, 2004 and 2003, no commercial paper borrowings were outstanding and the entire $1 billion under the revolving credit agreements was available.

        The components of unsecured debt (net of discounts) were as follows (in millions):

	May 31,
	2004	2003
Senior unsecured debt
Interest rate of three-month LIBOR (1.11% at May 31, 2004) plus 0.28%, due in 2005	$600	$—
Interest rate of 7.80%, due in 2007	200	200
Interest rate of 2.65%, due in 2007	500	—
Interest rate of 3.50%, due in 2009	499	—
Interest rates of 6.63% to 7.25%, due through 2011	499	747
Interest rate of 9.65%, due in 2013	299	299
Interest rate of 7.60%, due in 2098	239	239
Medium term notes, interest rates of 8.00% to 10.57%, due through 2007	19	44

	$2,855	$1,529

        To finance our acquisition of FedEx Kinko's, we entered into a six-month credit facility for $2 billion. During February 2004, we issued commercial paper backed by unused commitments under this facility. In March 2004, we issued $1.6 billion of senior unsecured notes in three maturity tranches: one, three and five years, at $600 million, $500 million and $500 million, respectively. Net proceeds from these borrowings were used to repay the commercial paper backed by the six-month credit facility. We canceled the six-month credit facility in March 2004.

        In conjunction with the acquisition of FedEx Freight East in February 2001, debt of $240 million was assumed, a portion of which was refinanced subsequent to the acquisition. On April 5, 2002, we prepaid the remaining $101 million. Under the debt agreements, we incurred a prepayment penalty of $13 million, which was included in other non-operating expense in 2002.

        Capital lease obligations include certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually with principal payments due at the end of the related lease agreements. In addition, during 2004, FedEx Express amended two leases for MD11 aircraft and during 2003, FedEx Express amended four leases for MD11 aircraft, which commit FedEx Express to firm purchase obligations for two of these aircraft during both 2005 and 2006. These amended leases were accounted for as capital leases from the date of amendment.

        Other long-term debt includes $133 million related to two leased MD11 aircraft that are consolidated under the provisions of Financial Accounting Standards Board Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The debt requires interest at LIBOR plus a margin and is due in installments through March 30, 2007. See Note 16 for further discussion.

        We incur other commercial commitments in the normal course of business to support our operations. Letters of credit at May 31, 2004 were $498 million. The amount unused under our letter of credit facility totaled $114 million at May 31, 2004. This facility expires in May of 2006. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheet, where applicable. Therefore, no additional liability is reflected for the letters of credit.

        Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2004, are as follows (in millions):

2005	$613
2006	265
2007	844
2008	—
2009	499

        Long-term debt, exclusive of capital leases, had carrying values of $3.0 billion and $1.6 billion at May 31, 2004 and 2003, respectively, compared with estimated fair values of approximately $3.2 billion and $1.9 billion at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

        We have a $1.0 billion shelf registration statement with the SEC to provide flexibility and efficiency when obtaining financing. Under this shelf registration statement we may issue, in one or more offerings, either unsecured debt securities, common stock or a combination of such instruments. The entire $1 billion is available for future financings.

Note 7:    Lease Commitments

        We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2039. In addition, supplemental aircraft are leased under agreements that generally provide for cancelation upon 30 days' notice.

        The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2004	2003
Aircraft	$344	$221
Package handling and ground support equipment and vehicles	207	207
Other, principally facilities	230	137

	781	565
Less accumulated amortization	390	268

	$391	$297

        Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2004	2003	2002
Minimum rentals	$1,560	$1,522	$1,453
Contingent rentals	143	107	132

	$1,703	$1,629	$1,585

        Contingent rentals are based on equipment usage.

        A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at May 31, 2004 is as follows (in millions):

	Capital Leases	Operating Leases
2005	$160	$1,707
2006	122	1,555
2007	22	1,436
2008	99	1,329
2009	11	1,169
Thereafter	225	7,820

	639	$15,016

Less amount representing interest	105

Present value of net minimum lease payments	$534

        FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

Note 8:    Preferred Stock

        Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of series preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2004, none of these shares had been issued.

Note 9:    Common Stockholders' Investment

TREASURY SHARES

        The following table summarizes information about treasury share repurchases for the years ended May 31:

	2004		2003		2002
	Shares	Average Price Per Share	Shares	Average Price Per Share	Shares	Average Price Per Share
Repurchased	2,625,000	$68.14	3,275,000	$56.66	3,350,000	$52.70

        These repurchases were done under share repurchase programs aggregating 15 million shares. A total of 5.75 million shares remain under existing share repurchase authorizations. At May 31, 2004 and 2003, respectively, 4,760 and 406,304 shares remained outstanding in treasury.

STOCK COMPENSATION PLANS

        Fixed Stock Option Plans.    Under the provisions of our stock incentive plans, key employees and non-employee directors may be granted options to purchase shares of common stock at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years with more than 80% of stock option grants vesting ratably over 4 years. At May 31, 2004, there were 4,140,440 shares available for future grants under these plans.

        The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $18.02, $17.12 and $12.39 per option in 2004, 2003 and 2002, respectively.

        We are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter (see Note 1). We use the Black-Scholes option-pricing model to calculate the fair value of options for our pro forma disclosures. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. Following is a table of the key weighted-average assumptions used in the option valuation calculations for the options granted in the years ended May 31, 2004, 2003 and 2002, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	May 31,
	2004	2003	2002
Expected lives	4 years	4 years	4 years
Expected volatility	32%	35%	30%
Risk-free interest rate	2.118%	4.017%	4.777%
Dividend yield	0.3102%	0.3785%	0%

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

        The following table summarizes information about our fixed stock option plans for the years ended May 31:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	17,315,116	$38.88	17,306,014	$34.32	17,498,558	$30.24
Granted	3,937,628	64.96	3,261,800	53.22	4,023,098	40.66
Exercised	(3,724,605)	31.05	(2,951,154)	27.73	(3,875,767)	22.34
Forfeited	(178,832)	46.71	(301,544)	40.47	(339,875)	35.06

Outstanding at end of year	17,349,307	46.39	17,315,116	38.88	17,306,014	34.32

Exercisable at end of year	8,747,523	38.28	8,829,515	33.58	8,050,362	29.98

        The following table summarizes information about fixed stock options outstanding at May 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$14.59 - $21.89	970,670	1.9 years	$19.15	970,670	$19.15
21.97 - 32.95	2,500,525	3.7 years	29.71	2,437,553	29.86
33.02 - 49.52	5,635,270	6.6 years	39.58	3,248,939	39.49
49.71 - 73.67	8,242,842	8.0 years	59.31	2,090,361	55.09

14.59 - 73.67	17,349,307	6.6 years	46.39	8,747,523	38.28

        Total equity compensation shares outstanding or available for grant represented approximately 7.1% and 7.3% of total outstanding common and equity compensation shares and equity compensation shares available for grant at May 31, 2004 and May 31, 2003, respectively.

        Stock Options Expensed.    Under our business realignment programs discussed in Note 4, we recognized approximately $16 million of expense ($10 million, net of tax) during 2004 related to the modification of previously granted stock options. We calculated this expense using the Black-Scholes method.

        Restricted Stock Plans.    Under the terms of our restricted stock plans, shares of common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price at the date of award. Compensation related to these plans is recorded as a reduction of common stockholders' investment and is amortized to expense as restrictions on such shares expire.

        The following table summarizes information about restricted stock awards for the years ended May 31:

	2004		2003		2002
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Awarded	282,423	$67.11	343,500	$47.56	329,500	$43.01
Forfeited	10,000	43.41	17,438	48.01	12,000	49.79

        At May 31, 2004, there were 747,553 shares available for future awards under these plans. Annual compensation cost for the restricted stock plans was approximately $14 million for 2004, and $12 million for 2003 and 2002.

Note 10:    Computation of Earnings Per Share

        The calculation of basic earnings per common share and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2004	2003	2002
Net income applicable to common stockholders	$838	$830	$710

Weighted-average shares of common stock outstanding	299	298	298
Common equivalent shares:
Assumed exercise of outstanding dilutive options	19	15	16
Less shares repurchased from proceeds of assumed exercise of options	(14)	(10)	(11)

Weighted-average common and common equivalent shares outstanding	304	303	303

Basic earnings per common share	$2.80	$2.79	$2.38

Diluted earnings per common share	$2.76	$2.74	$2.34

Note 11:    Income Taxes

        The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2004	2003	2002
Current provision
Domestic:
Federal	$371	$112	$255
State and local	54	28	39
Foreign	85	39	41

	510	179	335

Deferred (benefit) provision
Domestic:
Federal	(22)	304	99
State and local	(7)	25	3
Foreign	—	—	(2)

	(29)	329	100

	$481	$508	$435

        A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2004	2003	2002
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	2.3	2.6	2.4
Other, net	(0.8)	0.4	0.1

Effective tax rate	36.5%	38.0%	37.5%

        The lower effective tax rate in 2004 was primarily attributable to the favorable decision in our U.S. tax case described below, stronger than anticipated international results and the results of tax audits during 2004. Our stronger than anticipated international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes paid on the same income, thereby mitigating our exposure to double taxation. The 38.0% effective tax rate in 2003 was higher than the 2002 rate primarily due to lower state taxes in 2002.

        The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$310	$1,372	$303	$946
Employee benefits	386	406	270	407
Self-insurance accruals	297	—	259	—
Other	277	179	261	207
Net operating loss/credit carryforwards	32	—	15	—
Valuation allowance	(37)	—	(14)	—

	$1,265	$1,957	$1,094	$1,560

        In 2004, the net deferred tax liability of $692 million is classified in the balance sheet as a current deferred tax asset of $489 million and a non-current deferred tax liability of $1.181 billion. In 2003, the net deferred tax liability of $466 million is classified in the balance sheet as a current deferred tax asset of $416 million and a non-current deferred tax liability of $882 million.

        The valuation allowance primarily represents amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2005. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized. The net increase in the valuation allowance of $23 million was principally due to net operating loss/credit carryforwards obtained upon the acquisition of FedEx Kinko's during the third quarter of 2004 that are not expected to be realized.

        In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The Court held that these costs were ordinary and necessary business expenses and properly deductible by us. In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS had proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. After settlement discussions failed to resolve this matter, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid plus interest. Although the IRS has continued to assert its position in audits for the years 1995 through 2000 with respect to maintenance costs for jet engines and rotable aircraft parts, we believe this ruling should also apply to future tax years.

        As a result of this ruling, we recognized a one-time benefit in 2004 of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on the amount we paid in 2001. These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million). Future periods are not expected to be materially affected by the resolution of this matter. On November 19, 2003, the IRS appealed this ruling to the Sixth Circuit Court of Appeals. All briefs have been filed in the case. We believe the District Court's ruling will be upheld on appeal.

Note 12:    Employee Benefit Plans

        Pension Plans.    We sponsor defined benefit pension plans covering a majority of our employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either a new cash balance formula which we call the Portable Pension Account or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age, and years of credited service, and interest on the notional account balance. In either case, employees retained all benefits previously accrued under the traditional pension benefit formula and continue to receive the benefit of future salary increases on benefits accrued as of May 31, 2003. Eligible employees hired after May 31, 2003 receive benefits exclusively under the Portable Pension Account.

        Plan funding is actuarially determined and is subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Substantially all plan assets are actively managed. The weighted-average asset allocation for our primary pension plan at February 29, 2004 was as follows:

	Actual	Target
Domestic equities	54%	53%
International equities	19	17
Private equities	3	5
Long duration fixed income securities	16	15
Other fixed income securities	8	10

	100%	100%

        The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with public and private fixed income portfolios, to earn a long-term investment return that meets our pension plan obligations. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices.

        Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Due to a lower discount rate, a lower expected long-term rate of return and a reduction in the value of plan assets as a result of investment losses at the measurement date for 2004 pension expense (February 28, 2003), our total net pension cost for 2004 increased by approximately $115 million.

        An increase in pension cost of approximately $30 million is expected for 2005 based primarily on a continuing decline in the discount rate (to 6.78%). Management reviews the assumptions used to measure pension costs (including the discount rate and the expected long-term rate of return on pension assets) on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may continue to be experienced in the future.

        Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

  •
  the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets.

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

        We review the expected long-term rate of return on an annual basis and revise it as appropriate. Also, we periodically commission detailed asset/liability studies performed by third-party professional investment advisors and actuaries. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The study performed for 2003 supported the reasonableness of our 10.10% return assumption used for 2003 based on our liability duration and market conditions at the time we set this assumption (in 2002). We performed a more recent asset/liability study for 2004, which supported a long-term return on assets of 9.10%. The results of this study were reaffirmed for 2005 by our third-party professional investment advisors and actuaries.

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

        The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2004 and a statement of the funded status as of May 31, 2004 and 2003 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2004	2003	2004	2003
Changes in Projected Benefit Obligation ("PBO")
Projected benefit obligation at the beginning of year	$7,117	$6,227	$382	$329
Service cost	376	374	35	27
Interest cost	490	438	25	25
Actuarial loss	661	164	36	23
Benefits paid	(136)	(103)	(23)	(21)
Special termination benefits(1)	158	—	38	—
Amendments, benefit enhancements and other	17	17	3	(1)

Projected benefit obligation at the end of year	$8,683	$7,117	$496	$382

Accumulated Benefit Obligation ("ABO")	$7,427	$6,009

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,825	$5,510	$—	$—
Actual return (loss) on plan assets	1,751	(663)	—	—
Company contributions	335	1,072	16	18
Benefits paid	(136)	(103)	(23)	(21)
Other	8	9	7	3

Fair value of plan assets at end of year	$7,783	$5,825	$—	$—

Funded Status of the Plans	$(900)	$(1,292)	$(496)	$(382)
Unrecognized actuarial loss (gain)	1,694	2,247	(1)	(38)
Unamortized prior service cost (benefit)	118	123	1	(1)
Unrecognized transition amount	(5)	(7)	—	—

Prepaid (accrued) benefit cost	$907	$1,071	$(496)	$(421)

Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$1,127	$1,269	$—	$—
Accrued benefit liability	(220)	(198)	(496)	(421)
Minimum pension liability	(67)	(42)	—	—
Accumulated other comprehensive income(2)	54	26	—	—
Intangible asset	13	16	—	—

Prepaid (accrued) benefit cost	$907	$1,071	$(496)	$(421)

(1)
The special termination benefits reflected in the table above related primarily to early retirement incentives offered to certain groups of our employees at FedEx Express during 2004 (see Note 4 for more information).
(2)
The minimum pension liability component of Accumulated Other Comprehensive Income is shown in the Statement of Changes in Stockholders' Investment and Comprehensive Income, net of deferred taxes.

        Our pension plans included the following components at May 31, 2004 and 2003 (in millions):

	U.S. Plans
	Qualified		Nonqualified		International Plans		Total
	2004	2003	2004	2003	2004	2003	2004	2003
ABO	$7,069	$5,725	$166	$130	$192	$154	$7,427	$6,009

PBO	$8,274	$6,793	$179	$144	$230	$180	$8,683	$7,117
Fair Value of Plan Assets	7,678	5,747	—	—	105	78	7,783	5,825

Funded Status	$(596)	$(1,046)	$(179)	$(144)	$(125)	$(102)	$(900)	$(1,292)
Unrecognized actuarial loss	1,621	2,208	32	5	41	34	1,694	2,247
Unamortized prior service cost	95	105	20	18	3	—	118	123
Unrecognized transition amount	(7)	(8)	—	—	2	1	(5)	(7)

Prepaid (accrued) benefit cost	$1,113	$1,259	$(127)	$(121)	$(79)	$(67)	$907	$1,071

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

        The measure of whether a pension plan is underfunded for financial accounting purposes is based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheet. In order to eliminate the need to recognize an additional minimum pension liability (generally required when the ABO exceeds the fair value of plan assets at the measurement date), we made $1.1 billion of tax-deductible contributions to our qualified U.S. pension plans in 2003. In 2004, we made $320 million in tax-deductible contributions. No contributions for 2004 or 2003 were legally required and none are expected to be required in 2005. Based on the substantial improvement in the funded status of our qualified plans, we do not currently expect to contribute any funds to our qualified defined benefit plans in 2005.

        We have certain nonqualified defined benefit pension plans that are not funded because such funding would be deemed current compensation to plan participants. Primarily related to those plans and certain international plans, we have ABOs aggregating approximately $356 million at May 31, 2004 and $284 million at May 31, 2003, with assets of $105 million at May 31, 2004 and $78 million at May 31, 2003. Plans with this funded status resulted in the recognition of a minimum pension liability in our balance sheets. This minimum liability was $67 million at May 31, 2004 and $42 million at May 31, 2003.

        Net periodic benefit cost for the three years ended May 31 was as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2004	2003	2002	2004	2003	2002
Service cost	$376	$374	$348	$35	$27	$27
Interest cost	490	438	409	25	25	25
Expected return on plan assets	(597)	(594)	(621)	—	—	—
Net amortization and deferral	74	10	13	—	(2)	(2)

	$343	$228	$149	$60	$50	$50

        Weighted-average actuarial assumptions for our primary U.S. plans, which comprise substantially all of our projected benefit obligations, were as follows:

	Pension Plans				Postretirement Healthcare Plans
	2004		2003	2002	2004	2003	2002
Discount rate	6.78%		6.99%	7.11%	6.57%	6.75%	7.30%
Rate of increase in future compensation levels	3.15		3.15	3.25	—	—	—
Expected long-term rate of return on assets	9.10	*	10.10	10.90	—	—	—
*
For 2005, the expected long-term rate of return on plan assets will continue to be 9.10%.

        The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the assets classes and the economic and capital market environments, updated for current conditions.

        Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows for the years ending May 31 (in millions):

Pension Benefits
2005	$216
2006	219
2007	257
2008	283
2009	319
2010-2014	2,389

        These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

        Future medical benefit costs are estimated to increase at an annual rate of 14% during 2005, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7% during 2005, decreasing to an annual growth rate of 5% in 2013 and thereafter. Our postretirement healthcare cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2004, or 2004 benefit expense.

        Defined Contribution Plans.    Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees. Profit sharing plans provide for discretionary employer contributions, which are determined annually by our Board of Directors. Other plans provide matching funds based on employee contributions to 401(k) plans. Expense under these plans was $89 million in 2004, $82 million in 2003 and $75 million in 2002.

Note 13:    Business Segment Information

        Our operations for the periods presented are primarily represented by FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko's. These businesses form the core of our reportable segments. Other business units in the FedEx portfolio are FedEx Trade Networks, FedEx Supply Chain Services, FedEx Custom Critical and Caribbean Transportation Services. Management evaluates segment financial performance based on operating income.

        In 2004, we changed the reporting and responsibility relationships of our smaller business units so that they now report directly to a core segment. Prior year amounts have been reclassified to conform to the new segment presentation. As a result, our reportable segments included the following businesses for the periods presented:

FedEx Express Segment	FedEx Express FedEx Trade Networks
FedEx Ground Segment	FedEx Ground FedEx Supply Chain Services
FedEx Freight Segment	FedEx Freight FedEx Custom Critical Caribbean Transportation Services
FedEx Kinko's Segment	FedEx Kinko's

        The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Kinko's Segment(1)	Other and Eliminations(2)	Consolidated Total
Revenues
2004	$17,497	$3,910	$2,689	$521	$93	$24,710
2003	16,467	3,581	2,443	—	(4)	22,487
2002	15,438	2,918	2,253	—	(2)	20,607
Depreciation and amortization
2004	$810	$154	$92	$33	$286	$1,375
2003	818	155	88	—	290	1,351
2002	819	136	91	—	318	1,364
Operating income (loss)(3)
2004	$629	$522	$244	$39	$6	$1,440
2003	783	494	193	—	1	1,471
2002	801	337	185	—	(2)	1,321
Segment assets(4)
2004	$12,443	$2,248	$1,924	$2,903	$(384)	$19,134
2003	11,188	1,846	1,825	—	526	15,385
2002	10,151	1,480	1,786	—	395	13,812
(1)
Includes the operations of FedEx Kinko's from the formation of the FedEx Kinko's segment on March 1, 2004.
(2)
Includes the results of operations of FedEx Kinko's from February 12, 2004 (date of acquisition) through February 29, 2004 (approximately $100 million of revenue and $6 million of operating income).
(3)
Includes business realignment costs of $428 million in the FedEx Express segment, $1 million in the FedEx Ground segment and $6 million in Other and Eliminations.
(4)
Segment assets include intercompany receivables.

        The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Kinko's Segment	Other	Consolidated Total
2004	$592	$314	$130	$36	$199	$1,271
2003	917	252	139	—	203	1,511
2002	1,069	214	86	—	246	1,615

        The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2004	2003	2002
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$5,558	$5,432	$5,338
U.S. overnight envelope	1,700	1,715	1,755
U.S. deferred	2,592	2,510	2,383

Total domestic package revenue	9,850	9,657	9,476
International priority	5,131	4,367	3,834

Total package revenue	14,981	14,024	13,310
Freight:
U.S.	1,609	1,564	1,273
International	393	400	384

Total freight revenue	2,002	1,964	1,657
Other	514	479	471

Total FedEx Express segment	17,497	16,467	15,438
FedEx Ground segment	3,910	3,581	2,918
FedEx Freight segment	2,689	2,443	2,253
FedEx Kinko's segment(1)	521	—	—
Other and Eliminations(2)	93	(4)	(2)

	$24,710	$22,487	$20,607

GEOGRAPHICAL INFORMATION(3)
Revenues:
U.S.	$18,643	$17,277	$15,968
International	6,067	5,210	4,639

	$24,710	$22,487	$20,607

Non-current assets:
U.S.	$12,644	$9,908	$8,627
International	1,520	1,536	1,520

	$14,164	$11,444	$10,147

(1)
Includes the operations of FedEx Kinko's from the formation of the FedEx Kinko's segment on March 1, 2004.
(2)
Includes the results of operations of FedEx Kinko's from February 12, 2004 (date of acquisition) through February 29, 2004 (approximately $100 million of revenue).
(3)
International revenue includes shipments that either originate in or are destined to locations outside the United States. Non-current assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

Note 14:    Supplemental Cash Flow Information

        Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2004	2003	2002
Interest (net of capitalized interest)	$151	$125	$146
Income taxes	364	53	312

        FedEx Express amended two leases in 2004 and four leases in 2003 for MD11 aircraft, which required FedEx Express to record $110 million in 2004 and $221 million in 2003, in both fixed assets and long-term liabilities.

        FedEx Express consolidated an entity that owns two MD11 aircraft under the provisions of FIN 46. The consolidation of this entity on September 1, 2003 resulted in an increase in our fixed assets and long-term liabilities of approximately $140 million. See Note 16.

Note 15:    Guarantees and Indemnifications

        We adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," during 2003, which required the prospective recognition and measurement of certain guarantees and indemnifications. Accordingly, any contractual guarantees or indemnifications we have issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

        Substantially all of our guarantees and indemnifications were entered into prior to December 31, 2002 and have not been modified since then. Therefore, no amounts have been recognized in our financial statements for the underlying fair value of these obligations. With the exception of residual value guarantees in certain operating leases, a maximum obligation is generally not specified in our guarantees and indemnifications. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations.

        Operating Leases.    We have guarantees under certain operating leases, amounting to $43 million as of May 31, 2004, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        Certain of our operating leases contain other indemnification obligations to the lessor, which are considered ordinary and customary (e.g., use and environmental indemnifications). The terms of these obligations range in duration and often are not limited. Such indemnification obligations continue until and, in many cases, after expiration of the respective lease.

        Other Contracts.    In conjunction with certain transactions, primarily sales or purchases of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, tax and software infringement), the terms of which range in duration and often are not limited.

        Intra-company Guarantees.    FedEx's publicly held debt (approximately $2.3 billion) is guaranteed by our subsidiaries. The guarantees are full and unconditional, joint and several and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission regulations. FedEx, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

        Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. In certain cases, the bond proceeds were loaned to FedEx Express and are included in long-term debt and, in other cases, the facilities were leased to us and are accounted for as either capital leases or operating leases. Approximately $800 million in principal of these bonds (with total future principal and interest payments of approximately $1.5 billion as of May 31, 2004) is unconditionally guaranteed by FedEx Express. Of the $800 million bond principal, $45 million was in long-term debt and $204 million was in capital lease obligations at May 31, 2004 and the remainder was in operating leases.

Note 16:    Variable Interest Entities

        FedEx Express entered into a lease in July 2001 for two MD11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. The original cost of the assets under the lease was approximately $150 million.

        This lease contains residual value guarantees that obligate FedEx Express, not the third-party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides FedEx Express with the right to receive any residual returns of the entity if they occur. At May 31, 2004, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million. FIN 46 required us to consolidate the separate entity that owns the two MD11 aircraft. Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease). As a result of this consolidation, the accompanying May 31, 2004 balance sheet includes an additional $126 million of fixed assets and $133 million of long-term liabilities.

Note 17:    Commitments

        Annual purchase commitments under various contracts as of May 31, 2004 were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2005	$22	$170	$409	$601
2006	—	136	119	255
2007	111	97	44	252
2008	131	67	14	212
2009	567	63	13	643
Thereafter	1,141	119	179	1,439
(1)
Primarily aircraft modifications.
(2)
Primarily vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts.

        The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

        FedEx Express is committed to purchase two A310s, seven ATRs and ten Airbus A380s (a new high-capacity, long-range aircraft). The A310s and ATRs are expected to be delivered in 2005. FedEx Express expects to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. Deposits and progress payments of $25 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.

Note 18: Legal Proceedings

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million had been received as of May 31, 2004. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review. We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

        Pursuant to the Federal Aviation Administration reauthorization enacted during the third quarter of 2004, the General Accounting Office submitted a report to Congress on June 4, 2004, on the criteria and procedures used by the Secretary of Transportation under the Act. Issuance of the report frees the DOT to make a final determination on our claim and also reinforces the Congressional directive to the DOT to refer any remaining disputed claims to an administrative law judge upon an affected claimant's request.

        We agreed to mediation with the DOT, but it did not result in a resolution of the dispute. We will continue to pursue our claim for compensation under the Act.

        We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur. Based on the DOT's assertion, the range for potential loss on this matter is zero to $49.6 million.

        We are a defendant in a number of lawsuits filed in California state courts containing various class-action allegations under California's wage and hour laws. The plaintiffs in these lawsuits generally are hourly employees of FedEx operating companies who allege, among other things, that they were forced to work "off the clock" and were not provided work breaks. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. To date, only one of these cases has been certified as a class action. We believe that the claims in these cases are without merit. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. In the opinion of management, the aggregate liability, if any, with respect to these claims will not materially adversely affect our financial position, results of operations or cash flows.

        Also, see Note 11 for discussion of other legal proceedings. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

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

        Mr. Smith's son-in-law is a 50% owner of a company that provides insurance brokerage and consulting services in connection with certain insurance and legal services plan benefits offered by FedEx to certain of its employees. Mr. Smith's son-in-law's company is paid commissions and fees directly by the benefit providers and not FedEx. During fiscal 2004, such commissions and fees totaled approximately $497,000

        A member of our Board of Directors, J.R. Hyde, III, and his wife together own approximately 13% of HOOPS, L.P. ("HOOPS"), the owner of the NBA Memphis Grizzlies professional basketball team. Mr. Hyde, through one of his companies, also is the general partner of the minority limited partner of HOOPS. During 2002, FedEx entered into a multi-year, $90 million naming rights agreement with HOOPS that will be amortized to expense over the life of the agreement. Under this agreement, FedEx has certain marketing rights, including the right to name the new arena where the Grizzlies will play. Pursuant to a separate agreement with HOOPS, the City of Memphis and Shelby County, FedEx has agreed to pay $2.5 million a year for the balance of the 25-year term of the agreement if HOOPS terminates its lease for the new arena after 17 years. FedEx also purchased $2 million of municipal bonds issued by the Memphis and Shelby County Sports Authority, the proceeds of which are to be used to finance a portion of the construction costs of the new arena.

        On March 26, 2004, FedEx purchased an aggregate of 94 acres of real estate in Olive Branch, Mississippi for $4.7 million. FedEx proposes to construct a FedEx Ground hub on this site, which is just south of Memphis. The 94-acre site is divided into three parcels, two of which were owned by entities in which Mr. Hyde has a 50% ownership interest. These two parcels total approximately 3.4 acres. An independent appraisal of the property determined its fair market value to be not less than the negotiated purchase price.

Note 20:    Summary of Quarterly Operating Results (Unaudited)

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
2004(1)
Revenues	$5,687		$5,920		$6,062	$7,041
Operating income	200	(2)	183	(4)	372	685
Net income	128	(2)(3)	91	(4)	207	412	(5)
Basic earnings per common share(6)	0.43	(2)(3)	0.31	(4)	0.69	1.38	(5)
Diluted earnings per common share	0.42	(2)(3)	0.30	(4)	0.68	1.36	(5)
2003
Revenues	$5,445		$5,667		$5,545	$5,830
Operating income	283		427		269	492
Net income	158		245		147	280
Basic earnings per common share(6)	0.53		0.82		0.49	0.94
Diluted earnings per common share	0.52		0.81		0.49	0.92
(1)
Includes FedEx Kinko's from February 12, 2004 (date of acquisition). See Note 2.
(2)
Includes $132 million ($82 million, net of tax, $0.28 per share, or $0.27 per diluted share) of business realignment costs described in Note 4.
(3)
Includes $26 million, net of tax ($0.09 per share or $0.08 per diluted share) related to a favorable ruling on an IRS case described in Note 11.
(4)
Includes $283 million ($175 million, net of tax, $0.59 per share, or $0.57 per diluted share) of business realignment costs described in Note 4.
(5)
Includes a $12 million ($0.04 per share and per diluted share) nonrecurring benefit related to the reduction of our effective tax rate. See Note 11.
(6)
The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2004 and 2003, and for each of the three years in the period ended May 31, 2004, and have issued our report thereon dated June 22, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                          /s/ Ernst & Young LLP

Memphis, Tennessee
June 22, 2004

S-1

SCHEDULE II

FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2004	$86	$106	$3	(a)	$106	(b)	$89
2003	$84	$105	$—		$103	(b)	$86
2002	$90	$110	$—		$116	(b)	$84
Allowance for Revenue Adjustments
2004	$63	$—	$353	(c)	$354	(d)	$62
2003	$63	$—	$342	(c)	$342	(d)	$63
2002	$47	$—	$314	(c)	$298	(d)	$63
Inventory Valuation Allowance:
2004	$101	$16	$10	(e)	$3		$124
2003	$91	$12	$—		$2		$101
2002	$78	$14	$—		$1		$91
(a)
Reserves assumed in connection with an acquisition.
(b)
Uncollectible accounts written off, net of recoveries.
(c)
Principally charged against revenue.
(d)
Service failures, rebills and other.
(e)
Reclassifications.

S-2

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Certificate of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation of FedEx, as amended. (Filed as Exhibit 3.1 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
3.2	Second Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.2 to FedEx's Registration Statement No. 333-116772 on Form S-4, and incorporated herein by reference.)
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
10.25
Twenty-Fourth Supplemental Lease Agreement dated as of May 1, 2003 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx's FY03 Annual Report on Form 10-K, and incorporated herein by reference.)
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
10.46
Amendment dated May 28, 2003 and First Amendment to Third Addendum dated June 4, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.46 to FedEx's FY03 Annual Report on Form 10-K, and incorporated herein by reference.)
10.47
Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48
Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
Financing Agreements
10.49
Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.50
First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.4 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.51
Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx's FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.52
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.53
Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx's FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.54
First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.3 to FedEx's FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
Employee Benefit/Compensation Plans
10.55
1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx Express's Registration Statement No. 33-20138 on Form S-8, and incorporated herein by reference.)

10.56
1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)
10.57
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
10.58	Amendment to 1987 and 1989 Stock Incentive Plans. (Filed as Exhibit 10.27 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)
10.59	Amendment to 1987, 1989 and 1993 Stock Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express's FY94 Annual Report on Form 10-K, and incorporated herein by reference.)
10.60
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
10.61	Amendment to 1987, 1989, 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.62
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
10.63	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx's FY98 Definitive Proxy Statement, and incorporated herein by reference.)
10.64
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
10.65
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

10.66
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
10.67
1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.68	Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx's FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.69
2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)
10.70	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx's FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.71
Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1995, 1997 and 2001 Restricted Stock Plans. (Filed as Exhibit 10.3 to FedEx's FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.72
FedEx Corporation Incentive Stock Plan and Forms of Stock Option and Restricted Stock Agreements pursuant to FedEx Corporation Incentive Stock Plan. (The FedEx Corporation Incentive Stock Plan was filed as Exhibit 4.3 to FedEx's Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference. The form of stock option agreement was filed as Exhibit 4.4 to FedEx's Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference. The form of restricted stock agreement was filed as Exhibit 4.5 to FedEx's Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference.)
10.73
FedEx Express's Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
10.74
First Amendment dated as of March 1, 2000 to FedEx Express's Retirement Parity Pension Plan. (Filed as Exhibit 10.67 to FedEx's FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)
10.75
Joint Amendment dated as of May 31, 2003 to FedEx Express's Retirement Parity Pension Plan and FedEx Ground's 401(a)(17) Benefit Plan and Excess Benefit Plan. (Filed as Exhibit 10.68 to FedEx's FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)
*10.76	Third Amendment dated as of June 1, 2003 to the FedEx Corporation Retirement Parity Pension Plan (see Exhibit 10.75 for name change).
*10.77	Description of Annual Bonus Plans.
*10.78	Description of Long-Term Performance Bonus Plan.

10.79	FedEx's Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.80
Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Kenneth R. Masterson and Daniel J. Sullivan. (Filed as Exhibit 10.60 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
Other Exhibits
*12	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Registrant. (Filed as Exhibit 21.1 to FedEx's Registration Statement No. 333-116772 on Form S-4, and incorporated herein by reference.)
*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FEDEX CORPORATION CONSOLIDATED BALANCE SHEETS (IN MILLIONS)
FEDEX CORPORATION CONSOLIDATED STATEMENTS OF INCOME (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
FEDEX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)
FEDEX CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME (IN MILLIONS, EXCEPT SHARE DATA)
FEDEX CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHEDULE II FEDEX CORPORATION VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002 (In millions)
EXHIBIT INDEX