Form 10-K/A
period 2004-05-31
FEDEX CORP
filed 2004-07-21
CIK 1048911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2004.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 1-15829

FEDEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road, Memphis, Tennessee (Address of Principal Executive Offices)	38120 (ZIP Code)

Registrant's telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

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

EXPLANATORY NOTE

        FedEx Corporation ("FedEx") hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 2004 (the "Form 10-K") (filed on July 16, 2004) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (this "Form 10-K/A").

        This Form 10-K/A includes an amendment to Item 8 of the Form 10-K. Specifically, in the table on page F-13 in Note 2: "Business Combinations" of the Notes to Consolidated Financial Statements, which presents the unaudited pro forma combined results of operations of FedEx and FedEx Kinko's Office & Print Services, Inc. ("FedEx Kinko's") as if FedEx's acquisition of FedEx Kinko's had occurred at the beginning of the fiscal year ended May 31, 2003, revenues, net income, basic earnings per common share and diluted earnings per common share for the fiscal year ended May 31, 2004 should have been shown as $26.056 billion, $836 million, $2.80 and $2.75, respectively.

        No other changes are being made to the Form 10-K by means of this Form 10-K/A.

2

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are filed with this Report:

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following exhibits are being filed or furnished with this Report:

Exhibit Number	Description of Exhibit
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 21, 2004	By:	/s/ JOHN L. MERINO John L. Merino Corporate Vice President and Principal Accounting Officer

4

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

        Pro forma unaudited results were as follows (in millions, except per share data):

	Years ended May 31,
	2004(1)	2003
Revenues	$26,056	$24,427
Net income	836	841
Basic earnings per common share	2.80	2.82
Diluted earnings per common share	2.75	2.78
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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

EXPLANATORY NOTE
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
EXHIBIT INDEX