Form 10-Q
period 2004-08-31
FEDEX CORP
filed 2004-09-24
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number:  1-15829

FEDEX Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State of incorporation)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee	38120
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 17, 2004
Common Stock, par value $0.10 per share	300,571,051

FEDEX CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	August 31, 2004	May 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,388	$1,046
Receivables, less allowances of $149 and $151	2,965	3,027
Spare parts, supplies and fuel, less allowances of $129 and $124	244	249
Deferred income taxes	528	489
Prepaid expenses and other	146	159

Total current assets	5,271	4,970

PROPERTY AND EQUIPMENT, AT COST	20,670	20,311
Less accumulated depreciation and amortization	11,578	11,274

Net property and equipment	9,092	9,037

OTHER LONG-TERM ASSETS
Goodwill	2,801	2,802
Prepaid pension cost	1,045	1,127
Intangible and other assets	1,170	1,198

Total other long-term assets	5,016	5,127

	$19,379	$19,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	August 31, 2004	May 31, 2004
	(Unaudited)

CURRENT LIABILITIES
Current portion of long-term debt	$830	$750
Accrued salaries and employee benefits	887	1,062
Accounts payable	1,481	1,615
Accrued expenses	1,460	1,305

Total current liabilities	4,658	4,732

LONG-TERM DEBT, LESS CURRENT PORTION	2,744	2,837

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,198	1,181
Pension, postretirement healthcare and other benefit obligations	786	768
Self-insurance accruals	602	591
Deferred lease obligations	516	503
Deferred gains, principally related to aircraft transactions	422	426
Other liabilities	64	60

Total other long-term liabilities	3,588	3,529

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized, 301 million shares issued	30	30
Additional paid-in capital	1,129	1,079
Retained earnings	7,310	7,001
Accumulated other comprehensive loss	(38)	(46)
Deferred compensation and treasury stock, at cost	(42)	(28)

Total common stockholders’ investment	8,389	8,036

	$19,379	$19,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2004	2003

REVENUES	$6,975	$5,687

OPERATING EXPENSES:
Salaries and employee benefits	2,920	2,570
Purchased transportation	681	555
Rentals and landing fees	559	429
Depreciation and amortization	360	334
Fuel	469	322
Maintenance and repairs	420	364
Business realignment costs	—	132
Other	987	781
	6,396	5,487

OPERATING INCOME	579	200

OTHER INCOME (EXPENSE):
Interest, net	(39)	(5)
Other, net	(6)	1
	(45)	(4)

INCOME BEFORE INCOME TAXES	534	196

PROVISION FOR INCOME TAXES	204	68

NET INCOME	$330	$128

EARNINGS PER COMMON SHARE:
Basic	$1.10	$0.43

Diluted	$1.08	$0.42

DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2004	2003

Operating Activities:
Net income	$330	$128
Noncash charges:
Depreciation and amortization	360	334
Other, net	5	43
Changes in operating assets and liabilities, net	42	68

Net cash provided by operating activities	737	573

Investing Activities:
Capital expenditures	(395)	(300)
Proceeds from asset dispositions	4	9

Net cash used in investing activities	(391)	(291)

Financing Activities:
Principal payments on debt	(13)	(31)
Proceeds from stock issuances	30	44
Dividends paid	(21)	(15)
Purchase of treasury stock	—	(112)

Net cash used in financing activities	(4)	(114)

Net increase in cash and cash equivalents	342	168
Cash and cash equivalents at beginning of period	1,046	538

Cash and cash equivalents at end of period	$1,388	$706

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended May 31, 2004.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2004 and the results of our operations and cash flows for the three-month periods ended August 31, 2004 and 2003.  Operating results for the three-month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS REALIGNMENT COSTS.  During 2004, we incurred $435 million of business realignment costs related to voluntary early retirement and severance programs ($132 million in the first quarter).  At May 31, 2004, we had remaining business realignment related accruals of $28 million.  At August 31, 2004, these accruals totaled $16 million due to cash payments made in the first quarter of 2005. The remaining accruals relate to management severance agreements, which are payable over future periods.

GUARANTEES.  FedEx’s publicly held debt is guaranteed by our subsidiaries.  The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission (“SEC”) regulations.  FedEx, as the parent company issuer of this debt, has no independent assets or operations.  There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.  Negotiations with the pilots’ union began in March 2004.  In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

DIVIDENDS DECLARED PER COMMON SHARE.  On August 20, 2004, our Board of Directors declared a dividend of $0.07 per share of common stock.  The dividend is payable on October 1, 2004 to stockholders of record as of the close of business on September 10, 2004.  During 2004, the declaration of two of our quarterly dividends fell in the first quarter.  In both instances, the dividend was $0.05 per common share.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

STOCK COMPENSATION.  We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans.  See Note 4 for a discussion of the assumptions underlying the pro forma calculations below.  If compensation cost for stock-based compensation plans had been determined under Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” pro forma net income, stock option compensation expense and basic and diluted earnings per common share for the three-month periods ended August 31, 2004 and 2003, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Three Months Ended August 31,
	2004	2003

Net income, as reported	$330	$128
Add: Stock compensation included in reported net income, net of tax	1	9
Deduct: Total pro forma stock compensation expense, net of tax	10	11

Pro forma net income	$321	$126
Earnings per common share:
Basic – as reported	$1.10	$0.43
Basic – pro forma	$1.07	$0.42

Diluted – as reported	$1.08	$0.42
Diluted – pro forma	$1.05	$0.42

(2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2004	2003

Net income	$330	$128
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 and deferred tax benefit of $4	8	(10)
Comprehensive income	$338	$118

(3)   Financing Arrangements

From time to time, we finance certain operating and investing activities, including acquisitions, through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and borrowings under the program reduce the amount available under these agreements.  One revolver provides for $750 million through September 28, 2006.  The second is a 364-day facility providing for $250 million through September 22, 2005.  At August 31, 2004, no commercial paper borrowings were outstanding and the entire amount under the credit facilities was available.  All of our credit agreements contain similar covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.

(4) Stock Option Assumptions

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

Some companies recognize compensation expense for the fair value of the option right itself.  We have elected not to adopt this accounting method because it requires the use of subjective valuation models, which we believe are not representative of the real value of the option to either FedEx or our employees.  However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter.  We use the Black-Scholes option-pricing model to calculate the fair value of options for our pro forma disclosures.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price.  Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense.  Following is a table of the key weighted-average assumptions used in the option valuation calculations for the options granted in the three-month periods ended August 31, 2004 and 2003, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended August 31,
	2004	2003

Expected lives	4 years	4 years
Expected volatility	27.07%	32.62%
Risk-free interest rate	3.55%	2.05%
Dividend yield	0.328%	0.310%

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

During the first quarter of 2005, we made option grants of 2,311,600 shares at a weighted-average exercise price of $73.05 per share, primarily in connection with our principal annual stock option grant.  The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $19.16 per option.

Total equity compensation shares outstanding or available for grant at August 31, 2004 represented 6.8% of total outstanding common and equity compensation shares and equity compensation shares available for grant.

(5)   Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31, 2004 and 2003 was as follows (in millions, except per share amounts):

	Three Months Ended August 31,
	2004	2003

Net income applicable to common stockholders	$330	$128

Weighted-average shares of common stock outstanding	300	298

Common equivalent shares:
Assumed exercise of outstanding dilutive options	19	17
Less shares repurchased from proceeds of assumed exercise of options	(14)	(12)
Weighted-average common and common equivalent shares outstanding	305	303
Basic earnings per share	$1.10	$0.43
Diluted earnings per share	$1.08	$0.42

(6)   Employee Benefit Plans

We sponsor defined benefit pension plans covering a majority of our employees.  The largest plan covers certain U.S. employees age 21 and over, with at least one year of service.  Certain of our subsidiaries offer medical, dental, and vision coverage to eligible U.S. retirees and their eligible dependents.  Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 was as follows (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2004	2003	2004	2003
Service cost	$104	$94	$9	$9
Interest cost	145	123	8	6
Expected return on plan assets	(175)	(149)	—	—
Net amortization and deferral	18	19	—	—
	$92	$87	$17	$15

No contributions were made during the first quarter of 2005 to our principal U.S. domestic pension plans, and none are expected to be required during the remainder of 2005.  During 2004, we made primarily voluntary contributions of $335 million to our qualified pension plans.  Although not required, we may elect to make voluntary contributions to our qualified pension plans in 2005.

(7)   Business Segment Information

We provide customers and businesses worldwide with a broad portfolio of transportation, e-commerce and business services.  We offer integrated business applications through operating companies that operate independently and compete collectively under the respected FedEx brand.  Our operations are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery service; FedEx Freight Corporation (“FedEx Freight”), the largest U.S. provider of regional less-than-truckload (“LTL”) freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services.  These businesses form the core of our reportable segments.  Other business units in the FedEx portfolio are FedEx Trade Networks, Inc. (“FedEx Trade Networks”), a global trade services company; FedEx Supply Chain Services, Inc. (“FedEx Supply Chain Services”), a contract logistics provider; FedEx Custom Critical, Inc. (“FedEx Custom Critical”), North America’s largest time-specific critical shipment carrier; Caribbean Transportation Services, Inc. (“Caribbean Transportation Services”), the leading provider of airfreight forwarding services between the U.S. and Puerto Rico, and FedEx Corporate Services, Inc.  (“FedEx Services”), a provider of customer-facing sales, marketing and information technology functions, primarily for FedEx Express and FedEx Ground.

Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express
FedEx Trade Networks

FedEx Ground Segment	FedEx Ground
FedEx Supply Chain Services

FedEx Freight Segment	FedEx Freight
FedEx Custom Critical
Caribbean Transportation Services

FedEx Kinko’s Segment	FedEx Kinko’s

The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended August 31,
	2004	2003
Revenue
FedEx Express segment	$4,616	$4,137
FedEx Ground segment	1,073	914
FedEx Freight segment	807	637
FedEx Kinko’s segment (1)	490	—
Other and eliminations	(11)	(1)
	$6,975	$5,687

Operating Income
FedEx Express segment	$310	$23
FedEx Ground segment	147	116
FedEx Freight segment	103	61
FedEx Kinko’s segment (1)	19	—
Other and eliminations	—	—
	$579	$200

(1) The FedEx Kinko’s segment was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.

(8)   Commitments

As of August 31, 2004, our purchase commitments for the remainder of 2005 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2005 (remainder)	$28	$123	$464	$615
2006	—	146	137	283
2007	111	98	92	301
2008	131	67	35	233
2009	567	63	35	665
Thereafter	1,141	119	189	1,449

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

FedEx Express is committed to purchase four Airbus A310s, four ATRs and ten Airbus A380s (a new high-capacity, long-range aircraft).  The A310s and ATRs are expected to be delivered in 2005.  FedEx Express expects to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012.  Deposits and progress payments of $27 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Payments related to all of these activities are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations.  Also, FedEx Express has entered into agreements to acquire eight MD11 aircraft, five Airbus A310s and one Airbus A300 to be received during 2005.  Because delivery of these aircraft is subject to certain conditions, they are not included in the table above.

A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at August 31, 2004 is as follows (in millions):

	Capital Leases	Operating Leases

2005 (remainder)	$139	$1,255
2006	122	1,543
2007	22	1,420
2008	99	1,314
2009	11	1,151
Thereafter	225	7,923
	618	$14,606
Less amount representing interest	97
Present value of future minimum lease payments	$521

(9) Contingencies

During 2002 we recognized $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the “Act”), of which $101 million was received.  In the fourth quarter of 2003, the Department of Transportation (“DOT”) asserted that we were overpaid by $31.6 million and has demanded repayment.  We have filed requests for administrative and judicial review.  We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

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

In light of our ongoing dispute with the DOT, we undertook a further review of our claim and amended our application in August 2004 to reclassify several items in our claim.  This amendment did not have a material effect on the total compensation we claimed under the Act.

We are a defendant in a number of lawsuits filed in California state courts containing various class-action allegations under California’s wage and hour laws.  The plaintiffs in these lawsuits generally are hourly employees or contractors of FedEx operating companies who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits.  The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both.  To date, only one of these cases has been certified as a class action.  We believe that the claims in these cases are without merit.  We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases.  In the opinion of management, the aggregate liability, if any, with respect to these claims will not materially adversely affect our financial position, results of operations or cash flows.

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(10) Supplemental Cash Flow Information

	Three Months Ended August 31,
	2004	2003
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$55	$61
Income taxes	138	75

FedEx Express amended two leases for MD11 aircraft during the first quarter of 2004, which required FedEx Express to record $110 million in both fixed assets and long-term liabilities.

(11) Subsequent Event

On September 12, 2004, we acquired Parcel Direct, a division of a privately held company, for approximately $120 million in cash.  Parcel Direct is a leading parcel consolidator and will broaden our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service.  The financial results of Parcel Direct will be included in the FedEx Ground segment from the date of acquisition.  The transaction is not expected to materially affect our results of operations, financial position or cash flows.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2004, and the related consolidated statements of income, stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated June 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee
September 21, 2004

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies and estimates, of FedEx.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K, as amended, for the year ended May 31, 2004 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

FedEx provides a broad portfolio of transportation, e-commerce and business services with companies that operate independently and compete collectively under the respected FedEx brand.  These operating companies are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery service; FedEx Freight, the largest U.S. provider of regional LTL freight services; and FedEx Kinko’s, a leading provider of document solutions and business services, which was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.  These companies form the core of our reportable segments.  See “Reportable Segments” for further discussion.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts

Three-month periods ended August 31:

	2004	2003		$ Change	Percent Change
Revenues	$6,975	$5,687		1,288	23

Operating income	579	200	(1)	379	190

Operating margin	8.3%	3.5%		NM	480	bp

Net income	$330	$128	(1)(2)	202	158

Diluted earnings per share	$1.08	$0.42	(1)(2)	0.66	157

(1)  Includes $132 million ($82 million, net of tax, or $0.27 per diluted share) of business realignment costs described below.

(2)  Includes a $26 million, net of tax, or $0.08 per diluted share benefit related to a favorable ruling on a tax case described below.

The following table shows changes in revenues and operating income by reportable segment for the three-month periods ended August 31, 2004 and 2003 (in millions):

	$ Change Revenues	Percent Change Revenues	$ Change Operating Income		Percent Change Operating Income

FedEx Express segment	479	12	287	(1)	NM
FedEx Ground segment	159	17	31		27
FedEx Freight segment	170	27	42		69
FedEx Kinko’s segment (2)	490	NM	19		NM
Other and Eliminations	(10)	NM	—		NM
	1,288	23	379		190

(1)  Business realignment costs of $132 million were incurred during the first quarter of 2004 as described below.

(2)  The FedEx Kinko’s segment was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.

Revenue growth of 23% during the first quarter of 2005 reflects improvements across all operating segments and the inclusion of FedEx Kinko’s.  Transportation business revenue growth resulted from increased volumes of FedEx Express International Priority (IP), FedEx Ground and FedEx Freight shipments, as well as strong growth in yields at FedEx Express (both U.S. domestic and IP) and FedEx Freight.  One additional operating day at each of our transportation companies also contributed to revenue growth.

Operating income increased substantially during the first quarter of 2005 primarily due to the realization of savings from our 2004 business realignment programs and improved margins at all our transportation companies.  Also, the first quarter of 2004 included $132 million of business realignment costs.  Although our fuel costs increased significantly during the first quarter of 2005, higher revenues from our jet and diesel fuel surcharges at FedEx Express and FedEx Freight offset these higher fuel costs.

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal.

Net interest expense increased $34 million during the first quarter of 2005, as the favorable resolution of the tax case described above lowered net interest expense in 2004.  Additional borrowings related to the FedEx Kinko’s acquisition contributed nominally to the increase.

Our effective tax rates for the first quarter of 2005 and 2004 were 38.25% and 34.5%, respectively.  The lower effective tax rate for the first quarter of 2004 was primarily related to the tax ruling described above.  We expect the effective tax rate to approximate 38.25% for the remainder of the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

Both net income and diluted earnings per share increased substantially during the first quarter of 2005.  First quarter 2004 results included business realignment costs of $132 million ($82 million, net of tax, or $0.27 per diluted share), which were partially offset by the $26 million, net of tax, or $0.08 per diluted share benefit recognized due to the favorable ruling on the IRS tax case discussed above.

Business Realignment Costs

During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter of 2004, were limited to eligible U.S. salaried staff employees and managers and approximately 3,600 employees accepted offers under these programs.  Costs were also incurred during the first quarter of 2004 for the elimination of certain management positions based on the staff reductions from the voluntary programs and other cost reduction initiatives.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  Other costs associated with business realignment activities were recognized in the period incurred.

During 2004, we incurred $435 million of business realignment costs related to these programs ($132 million in the first quarter).  At May 31, 2004, we had remaining business realignment related accruals of $28 million.  At August 31, 2004, these accruals totaled $16 million due to cash payments made in the first quarter of 2005.  The remaining accruals relate to management severance agreements, which are payable over future periods.

Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, particularly at FedEx Express, while maintaining our industry-leading service levels.  The business realignment programs were another step in this ongoing process of reducing our cost structure to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.  We continue to examine cost reduction opportunities and may identify additional actions that result in the recognition of charges in 2005 and beyond.

Airline Stabilization Compensation

During 2002 we recognized $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the “Act”), of which $101 million was received.  In the fourth quarter of 2003, the Department of Transportation (“DOT”) asserted that we were overpaid by $31.6 million and has demanded repayment.  We have filed requests for administrative and judicial review.  We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

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

In light of our ongoing dispute with the DOT, we undertook a further review of our claim and amended our application in August 2004 to reclassify several items in our claim.  This amendment did not have a material effect on the total compensation we claimed under the Act.

Outlook

Our outlook anticipates continued revenue and earnings growth in all segments for the remainder of 2005 (particularly through the first half of the fiscal year), led by volume growth across all our transportation companies and continued yield improvements at FedEx Express and FedEx Freight.  Our view stems from expectations of strong customer demand for services across our operating companies, a lower cost structure at FedEx Express and continued growth in the worldwide economy.  In addition, FedEx Kinko’s revenue during 2005 is projected to be approximately $2.1 billion, which is significantly higher than the partial year revenue of $621 million included in our 2004 results.

We also anticipate significant growth in both operating income and margins in 2005.  These measures will be positively impacted by expected revenue growth and the full-year savings from our business realignment initiatives discussed above.  Our management teams continue to examine additional cost reduction and operational productivity opportunities as we focus on optimizing our networks, improving our service offerings and enhancing the customer experience.  This will position FedEx to increase cash flows and financial returns through improved operating margin.

While our jet and diesel fuel surcharge revenues at FedEx Express and FedEx Freight offset significantly higher fuel costs during the first quarter of 2005, our future results could be negatively affected by prolonged high fuel costs to the extent these costs negatively impact the worldwide economy.  In addition, competitive pressures may limit our ability to continue to maintain or increase our fuel surcharges in response to rising fuel prices.

On September 12, 2004 we acquired Parcel Direct, a division of a privately held company, for approximately $120 million in cash.  Parcel Direct is a leading parcel consolidator and will broaden our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service.  The financial results of Parcel Direct will be included in the FedEx Ground segment from the date of acquisition.  The transaction is not expected to materially affect our results of operations, financial position or cash flows.

The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.  Negotiations with the pilots’ union began in March 2004.  In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

Increased security requirements for air cargo carriers have been put in place and have not had a material impact on our operating results for the periods presented.  The impact on our results of operations of any additional security requirements is unknown.

Future results will depend upon a number of factors, including U.S. and international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and our ability to effectively operate, integrate and leverage the FedEx Kinko’s business.  In addition, adjustments to our fuel surcharges at FedEx Express lag changes in actual jet fuel prices paid.  Therefore, our operating income could be materially affected should the spot price of jet fuel suddenly change by a significant amount or should we be unable to further increase our fuel surcharges in response to rising fuel prices due to competitive pressures.  See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s form the core of our reportable segments.  Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (global trade services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx Supply Chain Services (contract logistics)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)
Caribbean Transportation Services (airfreight forwarding)

FedEx Kinko’s Segment	FedEx Kinko’s (document solutions and business services)

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground.  The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided.  These allocations materially approximate the cost of providing these functions.  The line item “Intercompany charges” on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground and FedEx Freight, allocations for services provided between operating companies, and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain administrative functions.  Management evaluates segment financial performance based on operating income.

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2004	2003		Percent Change
Revenues:
Package:
U.S. overnight box	$1,449	$1,348		7
U.S. overnight envelope	439	432		2
U.S. deferred	648	606		7
Total U.S. domestic package revenue	2,536	2,386		6
International Priority (IP)	1,440	1,155		25
Total package revenue	3,976	3,541		12
Freight:
U.S.	421	365		15
International	90	105		(14)
Total freight revenue	511	470		9
Other (1)	129	126		2
Total revenues	4,616	4,137		12
Operating expenses:
Salaries and employee benefits	1,889	1,834		3
Purchased transportation	191	158		21
Rentals and landing fees	383	370		4
Depreciation and amortization	200	204		(2)
Fuel	422	293		44
Maintenance and repairs	325	285		14
Business realignment costs	—	132		NM
Intercompany charges	362	342		6
Other	534	496		8
Total operating expenses	4,306	4,114		5
Operating income	$310	$23	(2)	NM

Operating margin	6.7%	0.6	%(2)

Package Statistics (3)
Average daily package volume (ADV):
U.S. overnight box	1,150	1,169		(2)
U.S. overnight envelope	662	682		(3)
U.S. deferred	862	871		(1)
Total U.S. domestic ADV	2,674	2,722		(2)
IP	419	370		13
Total ADV	3,093	3,092		—

Revenue per package (yield):
U.S. overnight box	$19.37	$18.02		7
U.S. overnight envelope	10.21	9.90		3
U.S. deferred	11.57	10.87		6
U.S. domestic composite	14.59	13.70		6
IP	52.93	48.80		8
Composite package yield	19.78	17.90		11

Freight Statistics (3)
Average daily freight pounds:
U.S.	8,213	7,898		4
International	1,861	2,276		(18)
Total average daily freight pounds	10,074	10,174		(1)

Revenue per pound (yield):
U.S.	$0.79	$0.72		10
International	0.74	0.72		3
Composite freight yield	0.78	0.72		8

(1)  Other includes FedEx Trade Networks.

(2)  Includes $132 million of business realignment costs described herein, which reduced operating margin by 319 basis points.

(3)  Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased 12% in the first quarter of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic yields.  During the first quarter, IP revenues grew 25% due to 13% volume growth and an 8% improvement in yield.  Asia experienced 21% average daily volume growth during the first quarter (led by China with 52% growth), while outbound shipments from the United States, Europe and Latin America continued to improve.  IP yield increased across all regions due to increases in international average weight per package, higher fuel surcharge revenue and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

U.S. domestic composite yield increased 6% during the first quarter of 2005 due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  An average list price increase of 2.5%, along with certain surcharge increases, became effective in January 2004 for U.S. domestic shipments and U.S. outbound international shipments.  U.S. domestic volumes at FedEx Express decreased slightly during the first quarter.  Freight revenue increased during the first quarter due to higher yields and domestic volumes, which more than offset the effect of lower international volumes.  We expect continuing decreases in international freight volumes as we prioritize sales efforts to fill space on international flights with higher yielding IP shipments.

Fuel surcharge revenue was higher in the first quarter of 2005 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 6.0% and 7.5% during the first quarter of 2005 and between 3.0% and 5.0% during the prior year period.  International fuel surcharges ranged between 3.0% and 7.5% during the first quarter of 2005 and between 2.0% and 4.0% during the prior year period.

FedEx Express Segment Operating Income

Operating income at the FedEx Express segment increased by $287 million during the first quarter of 2005.  The first quarter of 2004 included $132 million of costs related to our business realignment programs.  The savings from these programs were reflected in lower growth of salaries and employee benefits costs in the first quarter of 2005.  Increases in revenues, savings from our business realignment programs and ongoing cost control efforts offset salary increases, higher incentive compensation and higher maintenance costs.  In addition, FedEx Express benefited from one additional operating day in the first quarter of 2005.

During the first quarter of 2005, fuel costs were higher due to a 43% increase in the average price per gallon of aircraft fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue offset higher jet fuel prices.  Purchased transportation costs increased in the first quarter of 2005 as IP volume growth led to an increase in contract pick-up and delivery services.  Depreciation and amortization expense decreased, reflecting lower capital spending over the past several years.  Higher maintenance costs during the first quarter of 2005 were primarily due to the timing of scheduled aircraft maintenance events driven by a higher utilization of aircraft related to U.S. Postal Service volumes and a higher average age of certain types of our aircraft.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2004	2003	Percent Change
Revenues	$1,073	$914	17
Operating expenses:
Salaries and employee benefits	197	177	11
Purchased transportation	410	342	20
Rentals	26	20	30
Depreciation and amortization	40	37	8
Fuel	7	2	250
Maintenance and repairs	26	23	13
Intercompany charges	115	102	13
Other	105	95	11
Total operating expenses	926	798	16

Operating income	$147	$116	27

Operating margin	13.7%	12.7%

Average daily package volume (1)	2,447	2,116	16
Revenue per package (yield) (1)	$6.54	$6.44	2

(1)  Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during the first quarter of 2005 principally due to higher volumes.  While average daily volume growth was led by continued growth of our home delivery service, average daily volumes increased across most of our service lines.  The 16% increase in average daily volumes continues FedEx Ground’s strong quarterly growth trend, up from 1% year-over-year growth in the first quarter of 2004 and 12% in the fourth quarter of 2004.  Slight yield improvement, as well as one additional operating day, also contributed to revenue growth in the first quarter.

Yield at FedEx Ground increased slightly during the first quarter of 2005 primarily due to a general rate increase and higher extra services revenue, partially offset by higher incentives, a lower average weight per package and the elimination of the fuel surcharge in January 2004.  An average list price increase of 1.9% on FedEx Ground services became effective January 5, 2004.  On that date, the fuel surcharge for all FedEx Ground shipments was discontinued.  Before its elimination in January 2004, FedEx Ground utilized a dynamic fuel surcharge, based on the spot price for on-highway diesel fuel.  During the first quarter of 2004, this surcharge ranged between 1.25% and 1.50%.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 27% during the first quarter of 2005 as volume growth and productivity more than offset higher operating expenses.  Salaries and employee benefits costs increased in the first quarter principally due to increases in staffing to support volume growth.  Operating margin improved despite higher facility expenses due to expansion, slower yield growth and losses at FedEx Supply Chain Services.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses and operating income (dollars in millions) and selected statistics for the three-month periods ended August 31:

	2004	2003	Percent Change
Revenues	$807	$637	27
Operating expenses:
Salaries and employee benefits	410	340	21
Purchased transportation	84	56	50
Rentals and landing fees	25	24	4
Depreciation and amortization	24	21	14
Fuel	40	27	48
Maintenance and repairs	31	27	15
Intercompany charges	6	6	—
Other	84	75	12
Total operating expenses	704	576	22

Operating income	$103	$61	69

Operating margin	12.8%	9.6%

Average daily LTL shipments (in thousands)	64	56	14
Weight per LTL shipment (lbs)	1,128	1,118	1
LTL yield (revenue per hundredweight)	$14.98	$13.97	7

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 27% during the first quarter of 2005 primarily due to year-over-year growth in average daily LTL shipments and LTL yield.  A stronger economy, as well as market-share gains, contributed to the significant increase in average daily LTL shipments.  LTL yield grew 7% during the first quarter reflecting incremental fuel surcharges due to higher fuel prices, growth in our interregional freight service, a 5.9% general rate increase in June 2004 and favorable contract renewals.  Also, the first quarter of 2005 had one additional operating day than the prior year.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 69% during the first quarter of 2005 primarily due to LTL revenue growth, as well as our ability to manage costs during a period of substantial growth.  Higher fuel surcharges and productivity gains contributed to improved operating margin in spite of higher salaries and employee benefits, purchased transportation and fuel costs.  Salaries and employee benefits costs increased in the first quarter principally due to increases in staffing to support volume growth and higher incentive compensation and healthcare costs.  Purchased transportation increased due to growth in our interregional freight service and efforts to supplement our linehaul operations.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses and operating income and margin (dollars in millions) for the first quarter ended August 31, 2004:

Revenues	$490
Operating expenses:
Salaries and employee benefits	182
Rentals	110
Depreciation and amortization	32
Maintenance and repairs	9
Intercompany charges	3
Other operating expenses:
Supplies, including paper and toner	77
Other	58
Total operating expenses	471

Operating income	$19

Operating margin	3.8%

FedEx Kinko’s Segment Operating Results

The FedEx Kinko’s segment was formed in the fourth quarter of 2004, following the acquisition of Kinko’s, Inc. on February 12, 2004.  FedEx Kinko’s has focused on strengthening its current lines of business, which include copy, print and finishing services; facilities management and outsourcing; retail products and services, including high-speed Internet access and computer usage; and signs and graphics.  First quarter 2005 revenue experienced strong demand from signs and graphics, finishing services and retail products.  As in-home technological advances have impacted the traditional retail walk-up business, FedEx Kinko’s has expanded its efforts to attract a larger share of the commercial document solutions and business service market.

FedEx Kinko’s revenues and operating margin during the first quarter of 2005 reflect a seasonal decline in business levels.  Costs associated with the ramp up for new product offerings, including full integration of pack and ship capabilities, also impacted operating margin.  Costs associated with the integration of FedEx Kinko’s will continue through the remainder of 2005.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.4 billion at August 31, 2004, compared to $1.0 billion at May 31, 2004.  The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2004	2003

Net cash provided by operating activities	$737	$573

Net cash used in investing activities	(391)	(291)

Financing activities:
Principal payments on debt	(13)	(31)
Repurchase of treasury stock	—	(112)
Dividends paid	(21)	(15)
Proceeds from stock issuances	30	44
Net cash used in financing activities	(4)	(114)

Net increase in cash and cash equivalents	$342	$168

The $164 million increase in cash flows from operating activities in the first quarter of 2005 was largely attributable to revenue growth, partially offset by the payout of previously accrued amounts related to our 2004 annual incentive compensation plans.

Cash Used for Capital Investments.  Capital expenditures during the first quarter of 2005 were 32% higher than the prior year period primarily due to planned aircraft expenditures at FedEx Express to support IP volume growth.  See “Capital Resources” below for further discussion.

Debt Financing Activities.  From time to time, we finance certain operating and investing activities through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements.  At August 31, 2004, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.  See Note 3 of the accompanying unaudited financial statements for further discussion of these credit facilities.

Cash Used for Share Repurchases.  We did not repurchase any shares during the first quarter of 2005.  During the first quarter of 2004, we repurchased 1,725,000 shares at an average price of $64.81 per share, which decreased cash flows by approximately $112 million.  Based on our current financing strategy, we have significantly reduced the number of shares we expect to repurchase and instead are issuing new shares in connection with our equity compensation programs.  A total of 5.75 million shares remain under existing share repurchase authorizations.

Dividends.  Dividends paid in the first quarter of 2005 and 2004 were $21 million and $15 million, respectively.  On August 20, 2004, our Board of Directors declared a dividend of $0.07 per share of common stock.  The dividend is payable on October 1, 2004 to stockholders of record as of the close of business on September 10, 2004.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

	2004	2003	$ Change	Percent Change
Aircraft and related equipment	$134	$80	54	68
Facilities and sort equipment	97	70	27	39
Information technology investments	81	58	23	40
Vehicles and other equipment	83	92	(9)	(10)
Total capital expenditures	$395	$300	95	32

FedEx Express segment	$165	$101	64	63
FedEx Ground segment	89	76	13	17
FedEx Freight segment	62	68	(6)	(9)
FedEx Kinko’s segment (1)	29	—	29	NM
Other	50	55	(5)	(9)
Total capital expenditures	$395	$300	95	32

(1)  The FedEx Kinko’s segment was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.

Capital expenditures during the first quarter of 2005 were 32% higher than the prior year period primarily due to planned aircraft expenditures at FedEx Express to support IP volume growth.  The first quarter of 2005 also includes the capital expenditures of FedEx Kinko’s.  For all of 2005, we expect capital expenditures of approximately $2.1 billion, compared to $1.3 billion in 2004.  The expected year-over-year increase will fund additional aircraft capacity for FedEx Express, primarily to support IP volume growth.  Also, additional investments will be made in the FedEx Ground and FedEx Freight networks.

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

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2004.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.  Excluding the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at August 31, 2004.

	Payments Due by Fiscal Year
	(in millions)
	2005 (1)	2006	2007	2008	2009	There- after	Total

Amounts reflected in Balance Sheet:
Long-term debt (2)	$613	$265	$844	$—	$499	$832	$3,053
Capital lease obligations (3) (4)	139	122	22	99	11	225	618

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (4)	615	283	301	233	665	1,449	3,546
Operating leases (4)	1,255	1,543	1,420	1,314	1,151	7,923	14,606
Total	$2,622	$2,213	$2,587	$1,646	$2,326	$10,429	$21,823

(1)  Cash obligations for the remainder of 2005.

(2)  Amounts do not include related interest.  See our Annual Report for the applicable interest rates.

(3)  Capital lease obligations represent principal and interest payments.

(4)  See Note 8 to the accompanying unaudited financial statements.

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

We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, pension and postretirement healthcare liabilities and self-insurance accruals.  The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities.  Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities.

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

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2004.  In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”).  At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.  Credit rating agencies routinely use this information concerning minimum lease payments required for our operating leases to calculate our debt capacity.  In addition, we have guarantees under certain operating leases, amounting to $43 million as of August 31, 2004, for the residual values of vehicles and facilities at the end of the respective operating lease periods.  Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements.  Accordingly, no material accruals have been recognized for these guarantees.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Airline Stabilization Compensation,” “Outlook,” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and “Critical Accounting Policies and Estimates,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx.  Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

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

•                              our ability to effectively operate, integrate and leverage the FedEx Kinko’s business;

•                              sudden changes in fuel prices or currency exchange rates;

•                              our ability to maintain or increase our fuel surcharges in response to rising fuel prices due to competitive pressures;

•                              significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2004, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report.  While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars.  The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro.  Foreign currency fluctuations during the three-month period ended August 31, 2004 did not have a material effect on our results of operations.

Item 4.  Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of August 31, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.1

Amendment, dated August 30, 2004, to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Extension Agreement dated as of September 23, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

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

FEDEX CORPORATION

Date:	September 24, 2004	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amendment, dated August 30, 2004, to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Extension Agreement dated as of September 23, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.

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