Form 10-Q
period 2004-11-30
FEDEX CORP
filed 2004-12-17
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number:  1-15829

FEDEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State of incorporation)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee	38120
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 10, 2004
Common Stock, par value $0.10 per share	301,317,517

FEDEX CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

PAGE
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2004 and May 31, 2004	3-4

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2004 and 2003	5

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements	7-16

Report of Independent Registered Public Accounting Firm	17

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	18-34

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	35

ITEM 4. Controls and Procedures	35

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders	36

ITEM 5. Other Information	36-37

ITEM 6. Exhibits	38

Signature	39

Exhibit Index	E-1

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	November 30, 2004	May 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$939	$1,046
Receivables, less allowances of $148 and $151	3,251	3,027
Spare parts, supplies and fuel, less allowances of $134 and $124	256	249
Deferred income taxes	527	489
Prepaid expenses and other	160	159

Total current assets	5,133	4,970

PROPERTY AND EQUIPMENT, AT COST	21,201	20,311
Less accumulated depreciation and amortization	11,855	11,274

Net property and equipment	9,346	9,037

OTHER LONG-TERM ASSETS
Goodwill	2,834	2,802
Prepaid pension cost	1,267	1,127
Intangible and other assets	1,457	1,198

Total other long-term assets	5,558	5,127

	$20,037	$19,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	November 30, 2004	May 31, 2004
	(Unaudited)

CURRENT LIABILITIES
Current portion of long-term debt	$775	$750
Accrued salaries and employee benefits	1,036	1,062
Accounts payable	1,703	1,615
Accrued expenses	1,400	1,305

Total current liabilities	4,914	4,732

LONG-TERM DEBT, LESS CURRENT PORTION	2,740	2,837

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,176	1,181
Pension, postretirement healthcare and other benefit obligations	807	768
Self-insurance accruals	620	591
Deferred lease obligations	502	503
Deferred gains, principally related to aircraft transactions	414	426
Other liabilities	68	60

Total other long-term liabilities	3,587	3,529

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized, 301 million shares issued as of November 30, 2004 and 300 million shares issued as of May 31, 2004	30	30
Additional paid-in capital	1,164	1,079
Retained earnings	7,643	7,001
Accumulated other comprehensive loss	(3)	(46)
Deferred compensation and treasury stock, at cost	(38)	(28)

Total common stockholders’ investment	8,796	8,036

	$20,037	$19,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

REVENUES	$7,334	$5,920	$14,309	$11,607

OPERATING EXPENSES:
Salaries and employee benefits	2,930	2,559	5,850	5,129
Purchased transportation	747	598	1,428	1,153
Rentals and landing fees	584	447	1,143	876
Depreciation and amortization	363	336	723	670
Fuel	592	352	1,075	686
Maintenance and repairs	415	370	835	734
Business realignment costs	—	283	—	415
Airline Stabilization Act charge	48	—	48	—
Other	1,055	792	2,028	1,561
	6,734	5,737	13,130	11,224

OPERATING INCOME	600	183	1,179	383

OTHER INCOME (EXPENSE):
Interest, net	(38)	(35)	(77)	(40)
Other, net	(8)	(2)	(14)	(1)
	(46)	(37)	(91)	(41)

INCOME BEFORE INCOME TAXES	554	146	1,088	342

PROVISION FOR INCOME TAXES	200	55	404	123

NET INCOME	$354	$91	$684	$219

EARNINGS PER COMMON SHARE:
Basic	$1.18	$0.31	$2.27	$0.73

Diluted	$1.15	$0.30	$2.23	$0.72

DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$—	$0.14	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2004	2003

Operating Activities:
Net income	$684	$219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	723	670
Provision for uncollectible accounts	49	54
Deferred income taxes and other noncash items	(56)	10
Changes in operating assets and liabilities, net of the effect of business acquired:
Receivables	(196)	(175)
Spare parts and supplies	(15)	8
Accounts payable and other operating liabilities	198	505
Other, net	(148)	(31)

Net cash provided by operating activities	1,239	1,260

Investing Activities:
Capital expenditures	(1,175)	(608)
Business acquisition	(122)	—
Proceeds from asset dispositions	5	12

Net cash used in investing activities	(1,292)	(596)

Financing Activities:
Principal payments on debt	(73)	(43)
Proceeds from stock issuances	61	79
Dividends paid	(42)	(30)
Purchase of treasury stock	—	(179)
Other, net	—	1

Net cash used in financing activities	(54)	(172)

Net (decrease) increase in cash and cash equivalents	(107)	492
Cash and cash equivalents at beginning of period	1,046	538

Cash and cash equivalents at end of period	$939	$1,030

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2004, the results of our operations for the three- and six-month periods ended November 30, 2004 and 2003 and our cash flows for the six-month periods ended November 30, 2004 and 2003.  Operating results for the three- and six-month periods ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

BUSINESS REALIGNMENT COSTS.  During 2004, we incurred $435 million of business realignment costs related to voluntary early retirement and severance programs ($283 million in the second quarter and $415 million in the first half of the year).  At May 31, 2004, we had remaining business realignment related accruals of $28 million.  At November 30, 2004, these accruals had decreased to $13 million due predominantly to cash payments made in the first half of 2005. The remaining accruals relate to management severance agreements, which are payable over future periods.

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

DIVIDENDS DECLARED PER COMMON SHARE.  On November 22, 2004, our Board of Directors declared a dividend of $0.07 per share of common stock.  The dividend is payable on January 3, 2005 to stockholders of record as of the close of business on December 13, 2004.  In the first quarter of 2005, a dividend of $0.07 per common share was declared.  During 2004, the declaration of two of our quarterly dividends fell in the first quarter.  In both instances, the dividend was $0.05 per common share.  Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

FEDEX SMARTPOST ACQUISITION.  On September 12, 2004, we acquired the assets and assumed certain liabilities of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash.  FedEx SmartPost is a leading small-parcel consolidator and broadens our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service.  The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of its acquisition and were not material to second quarter results.  FedEx SmartPost’s results of operations would not materially affect pro forma results in any of the periods presented.

The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill was based primarily on internal estimates and independent appraisals.  While the purchase price allocation is substantially complete and we do not expect any material adjustments, we may make adjustments to the purchase price allocation if new data becomes available.

The accompanying unaudited balance sheet reflects the following allocation of the total purchase price (in millions):

Current assets, primarily accounts receivable	$11
Property and equipment	91
Goodwill	19
Intangible assets	10
Current liabilities	(9)

Total purchase price	$122

AIRLINE STABILIZATION ACT CHARGE. During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”).  Under their interpretation of the Act, the DOT determined that FedEx Express is entitled to $72 million of compensation, an increase of $3 million from its initial determination.  Because we had previously received $101 million under the Act, the DOT has demanded repayment of $29 million.  While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we can no longer conclude that collection of the entire $119 million recorded in fiscal 2002 is probable.  Accordingly, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.  Should any additional amounts ultimately be recovered by FedEx Express on this matter, they will be recognized in the period that they are realized.

STOCK COMPENSATION.  We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans.  See Note 4 for a discussion of the assumptions underlying the pro forma calculations below.  If compensation cost for stock-based compensation plans had been determined under Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” pro forma net income, stock option compensation expense and basic and diluted earnings per common share for the three- and six-month periods ended November 30, 2004 and 2003, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

Net income, as reported	$354	$91	$684	$219
Add: Stock compensation included in reported net income, net of tax	2	—	3	9
Deduct: Total pro forma stock compensation expense, net of tax	(10)	(10)	(19)	(21)

Pro forma net income	$346	$81	$668	$207
Earnings per common share:
Basic – as reported	$1.18	$0.31	$2.27	$0.73
Basic – pro forma	$1.15	$0.27	$2.22	$0.69

Diluted - as reported	$1.15	$0.30	$2.23	$0.72
Diluted - pro forma	$1.13	$0.27	$2.18	$0.68

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS 123R “Share-Based Payment,” which will be effective for interim or annual reporting periods beginning after June 15, 2005.  The new standard will require us to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options.  We have begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options.  The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.

(2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended November 30,
	2004	2003

Net income	$354	$91
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $7 and $5	35	20
Comprehensive income	$389	$111

	Six Months Ended November 30,
	2004	2003

Net income	$684	$219
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $8 and $1	43	10
Comprehensive income	$727	$229

(3) Financing Arrangements

From time to time, we finance certain operating and investing activities, including acquisitions, through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and borrowings under the program reduce the amount available under these agreements.  One revolver provides for $750 million through September 28, 2006.  The second is a 364-day facility providing for $250 million through September 22, 2005.  At November 30, 2004, no commercial paper borrowings were outstanding and the entire amount under the credit facilities was available.  The agreements contain covenants requiring us to maintain certain fixed charge coverage and leverage ratios.  We are in compliance with all covenants of our credit agreements and do not expect the covenants to significantly affect our operations or ability to pay dividends.

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

Some companies recognize compensation expense for the fair value of the option right itself.  We have elected not to adopt this accounting method because it requires the use of subjective valuation models, which we believe are not representative of the real value of the option to either FedEx or our employees.  However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter (see Note 1).  We use the Black-Scholes option-pricing model to calculate the fair value of options for our pro forma disclosures.  The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price.  Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense.  Following is a table of the key weighted-average assumptions used in the option valuation calculations for the options granted in the three- and six-month periods ended November 30, 2004 and 2003, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

Expected lives	4 years	4 years	4 years	4 years
Expected volatility	26.00%	30.50%	27.02%	32.56%
Risk-free interest rate	3.13%	2.64%	3.53%	2.07%
Dividend yield	0.306%	0.311%	0.327%	0.310%

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

During the second quarter of 2005, we made option grants of 105,525 shares at a weighted-average exercise price of $84.98 per share.  The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $21.12 per option.  For the six-months ended November 30, 2004, 2,417,125 shares have been granted at a weighted average exercise price of $73.57 per share, primarily in connection with our principal annual stock option grant.  The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $19.25 per option.

Total equity compensation shares outstanding or available for grant at November 30, 2004 represented 7.2% of total outstanding common and equity compensation shares and equity compensation shares available for grant.  During the second quarter of 2005, our stockholders approved a two million share increase in the number of shares of our common stock reserved for issuance pursuant to stock options.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three- and six-month periods ended November 30, 2004 and 2003 was as follows (in millions, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

Net income applicable to common stockholders	$354	$91	$684	$219

Weighted-average shares of common stock outstanding	301	298	300	298

Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	19	19	20
Less shares repurchased from proceeds of assumed exercise of options	(12)	(13)	(13)	(14)
Weighted-average common and common equivalent shares outstanding	307	304	306	304
Basic earnings per share	$1.18	$0.31	$2.27	$0.73
Diluted earnings per share	$1.15	$0.30	$2.23	$0.72

(6) Employee Benefit Plans

We sponsor defined benefit pension plans covering a majority of our employees.  The largest plan covers certain U.S. employees age 21 and over, with at least one year of service.  Certain of our subsidiaries offer medical, dental, and vision coverage to eligible U.S. retirees and their eligible dependents.  Net periodic benefit cost of the pension and postretirement healthcare plans for the three- and six-month periods ended November 30 was as follows (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Pension Plans
Service cost	$104	$94	$208	$188
Interest cost	145	122	290	245
Expected return on plan assets	(178)	(150)	(353)	(299)
Net amortization and deferral	18	18	36	37
	$89	$84	$181	$171

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Postretirement Healthcare Plans
Service cost	$9	$9	$18	$18
Interest cost	8	7	16	13
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—
	$17	$16	$34	$31

Voluntary contributions of $300 million were made to our principal U.S. domestic pension plan during the second quarter of 2005.  During 2004, we made primarily voluntary contributions of $335 million to our qualified pension plans.  Although no material contributions are expected to be required, we may elect to continue to make voluntary contributions to our qualified pension plans.

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
FedEx SmartPost (small-parcel consolidator)
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

The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenue
FedEx Express segment	$4,834	$4,279	$9,450	$8,416
FedEx Ground segment	1,174	978	2,247	1,892
FedEx Freight segment	820	664	1,627	1,301
FedEx Kinko’s segment (1)	524	—	1,014	—
Other and eliminations	(18)	(1)	(29)	(2)
	$7,334	$5,920	$14,309	$11,607

Operating Income
FedEx Express segment (2)	$333	$(19)	$643	$4
FedEx Ground segment	135	135	282	251
FedEx Freight segment	102	66	205	127
FedEx Kinko’s segment (1)	29	—	48	—
Other and eliminations	1	1	1	1
	$600	$183	$1,179	$383

(1)      The FedEx Kinko’s segment was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.

(2)      Includes business realignment costs of $279 million in the second quarter and $411 million in the first half of 2004.

(8) Commitments

As of November 30, 2004, our purchase commitments for the remainder of 2005 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2005 (remainder)	$111	$88	$282	$481
2006	48	201	184	433
2007	116	98	97	311
2008	131	53	36	220
2009	567	55	35	657
Thereafter	1,142	94	188	1,424

(1) Primarily aircraft modifications.

(2) Primarily vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services.  Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport.  Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

FedEx Express is committed to purchase three MD11s, five Airbus A300s, nine Airbus A310s and one ATR (all in passenger configuration) and ten Airbus A380s (a new high-capacity, long-range aircraft).  The three MD11s, one A300, seven A310s and the ATR are expected to be delivered in 2005.  FedEx Express expects to take delivery of four A300s and one A310 in 2006, one A310 in 2007 and three of the ten A380s in each of 2009, 2010 and 2011 and the remaining one in 2012.  Deposits and progress payments of $33 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Payments related to all of these activities are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations.

A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at November 30, 2004 is as follows (in millions):

	Capital Leases	Operating Leases

2005 (remainder)	$75	$905
2006	122	1,550
2007	22	1,419
2008	99	1,304
2009	11	1,138
Thereafter	225	8,117
	554	$14,433
Less amount representing interest	89
Present value of future minimum lease payments	$465

While certain of our lease agreements contain covenants governing the use of the leased assets or requiring us to maintain certain levels of insurance, our lease agreements include no material financial covenants or limitations.

(9) Contingencies

Wage-and-Hour.  We are a defendant in a number of lawsuits filed in California state courts containing various class-action allegations under California’s wage-and-hour laws.  The plaintiffs in these lawsuits are employees of FedEx operating companies who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits.  The plaintiffs generally seek unspecified monetary damages, injunctive relief or both.

To date, one of these wage-and-hour cases, Foster et al. v. FedEx, has been certified as a class action.  In this matter, which is pending in California state court, the plaintiffs purport to represent a class of all hourly FedEx Express employees in California from October 15, 1998 to present.  The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work.  The court issued a ruling on December 13, 2004 granting class certification on all issues.  The ruling, however, does not address whether we will ultimately be held liable.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases.  Given the nature and status of these wage-and-hour claims, we are currently evaluating, but cannot yet determine the amount of potential loss in these matters; however, it is reasonably possible that such amounts could be material.

Independent Contractor.  FedEx Ground is involved in a number of proceedings in which the threshold issue is whether some or all of FedEx Ground’s owner-operators are in fact employees, rather than independent contractors.  Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground.  We strongly believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that we will prevail in these proceedings.  Given the nature and status of the claims, however, we cannot yet determine the amount of potential loss in these matters, if any.

Jet Engine Maintenance.  During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal.  Oral arguments were conducted before the Sixth Circuit Court of Appeals in December 2004.

Other.  FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(10) Supplemental Cash Flow Information

	Six Months Ended November 30,
	2004	2003
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$85	$78
Income taxes	493	261

FedEx Express amended two leases for MD11 aircraft during the first quarter of 2004, which required FedEx Express to record $110 million in both fixed assets and long-term liabilities.

(11) Income Taxes

As a result of the passage of the American Jobs Creation Act of 2004, we recognized an $11 million tax benefit in the second quarter of 2005.  This was principally due to the reduction of a valuation allowance previously established against certain foreign tax credits arising from our non-Express international operations.  Primarily as a result of this reduction, our effective tax rate was reduced to 36% for the second quarter of 2005 and to 37% for the first half of 2005.  Our effective tax rates for the second quarter and first half of 2004 were 38% and 36%, respectively.  The lower effective tax rate for the first half of 2004 was primarily related to the above-described jet engine maintenance tax ruling received in the first quarter of 2004 (see Note 9).

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
December 15, 2004

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts

Three- and six-month periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2004 (1)	2003 (2)			2004 (1)	2003 (3)
Revenues	$7,334	$5,920	24		$14,309	$11,607	23

Operating income	600	183	228		1,179	383	208

Operating margin	8.2%	3.1%	510	bp	8.2%	3.3%	490	bp

Net income	$354	$91	289		$684	$219	212

Diluted earnings per share	$1.15	$0.30	283		$2.23	$0.72	210

(1)              Second quarter of 2005 includes $48 million ($31 million, net of tax, or $0.10 per diluted share) related to an Airline Stabilization Act charge and a $0.04 per diluted share benefit from an income tax adjustment described below.

(2)              Second quarter of 2004 includes $283 million ($175 million, net of tax, or $0.57 per diluted share) of business realignment costs described below.

(3)              First six months of 2004 includes $415 million ($257 million, net of tax, or $0.85 per diluted share) of business realignment costs described below and includes a $26 million, net of tax, or $0.08 per diluted share benefit related to a favorable ruling on an IRS tax case described below.

The following table shows changes in revenues and operating income by reportable segment for the three- and six-month periods ended November 30, 2004 and 2003 (in millions):

	Change in Revenues		Percent Change in Revenues		Change in Operating Income				Percent Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended

FedEx Express segment	$555	$1,034	13	12	$352	(1) (2)	$639	(1) (3)	NM	NM
FedEx Ground segment	196	355	20	19	—		31		—	12
FedEx Freight segment	156	326	23	25	36		78		55	61
FedEx Kinko’s segment (4)	524	1,014	NM	NM	29		48		NM	NM
Other and Eliminations	(17)	(27)	NM	NM	—		—		NM	NM

	$1,414	$2,702	24	23	$417		$796		228	208

(1)  Second quarter of 2005 includes $48 million related to an Airline Stabilization Act charge described below.

(2)  Business realignment costs of $283 million were incurred during the second quarter of 2004 as described below.

(3)  Business realignment costs of $415 million were incurred during the first half of 2004 as described below.

(4)  The FedEx Kinko’s segment was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.

The following table shows selected operating statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30, 2004 and 2003:

	Three Months Ended		Percent	Six Months Ended		Percent
	2004	2003	Change	2004	2003	Change
Average daily package volume (ADV):
FedEx Express	3,226	3,145	3	3,158	3,118	1
FedEx Ground	2,725	2,342	16	2,584	2,228	16
Total ADV	5,951	5,487	8	5,742	5,346	7

Average daily LTL shipments:
FedEx Freight	65	58	12	65	57	14

Revenue per package (yield):
FedEx Express	$20.28	$18.37	10	$20.03	$18.13	10
FedEx Ground	6.48	6.37	2	6.51	6.40	2

LTL yield (revenue per hundredweight):
FedEx Freight	$15.55	$14.32	9	$15.26	$14.14	8

Revenue growth for the second quarter and first half of 2005 was attributable to improvements across all operating segments and the inclusion of FedEx Kinko’s.  Transportation business revenue growth resulted from increased volumes across all transportation segments and strong growth in yields at FedEx Express (both U.S. domestic and IP) and FedEx Freight.  One additional operating day at each of our transportation companies also contributed to revenue growth for the first half of 2005.

Operating income increased substantially during the second quarter and first half of 2005 primarily due to revenue growth and improved margins at FedEx Express and FedEx Freight.  Also, FedEx Express benefited from the realization of savings from our 2004 business realignment programs.  The second quarter of 2004 included $283 million of business realignment costs.  For the first half of 2004 these costs were $415 million.  Although our fuel costs increased significantly during the second quarter and first half of 2005, higher revenues from our jet and diesel fuel surcharges at FedEx Express and FedEx Freight offset these higher fuel costs.

During the second quarter of 2005 the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that FedEx Express is entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT has demanded repayment of $29 million. While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we can no longer conclude that collection of the entire $119 million recorded in fiscal 2002 is probable. Accordingly, we recorded a charge of $48 million in the second quarter of 2005 ($31 million net of tax, or $0.10 per diluted share), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. Should any additional amounts ultimately be recovered by FedEx Express on this matter, they will be recognized in the period that they are realized.

Net interest expense increased $37 million during the first half of 2005, as the favorable resolution of the tax case described below lowered net interest expense in the first half of 2004.  Additional borrowings related to the FedEx Kinko’s acquisition also contributed to the increase.

As a result of the passage of the American Jobs Creation Act of 2004, we recognized an $11 million tax benefit in the second quarter of 2005.  This was principally due to the reduction of a valuation allowance previously established against certain foreign tax credits arising from our non-Express international operations.  Primarily as a result of this reduction, our effective tax rate was 36% for the second quarter of 2005 and 37% for the first half of 2005.  For 2005, we expect the effective tax rate to approximate 38%; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.  Our effective tax rates for the second quarter and first half of 2004 were 38% and 36%, respectively.  The lower effective tax rate for the first half of 2004 was primarily related to the jet engine maintenance tax ruling described below, which was received in the first quarter of 2004.

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal. Oral arguments were conducted before the Sixth Circuit Court of Appeals in December 2004.

Both net income and diluted earnings per share increased substantially during the second quarter and first half of 2005, primarily due to revenue growth and improved margins at FedEx Express and FedEx Freight.  Also, FedEx Express benefited from the realization of savings from our 2004 business realignment programs.  Second quarter 2004 results included business realignment costs of $283 million ($175 million, net of tax, or $0.57 per diluted share).  For the first half of 2004, these costs were $415 million ($257 million, net of tax, or $0.85 per diluted share).

On September 12, 2004 we acquired the assets and assumed certain liabilities of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash.  FedEx SmartPost is a leading small-parcel consolidator and broadens our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service.  The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of its acquisition and were not material to second quarter results.

Business Realignment Costs

During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter of 2004, were limited to eligible U.S. salaried staff employees and managers and approximately 3,600 employees accepted offers under these programs.  Costs were also incurred for the elimination of certain management positions based on the staff reductions from the voluntary programs and other cost reduction initiatives.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  Other costs associated with business realignment activities were recognized in the period incurred.

During 2004, we incurred $435 million of business realignment costs related to these programs ($283 million in the second quarter and $415 million in the first half of the year).  At May 31, 2004, we had remaining business realignment related accruals of $28 million.  At November 30, 2004, these accruals had decreased to $13 million due predominantly to cash payments made in the first half of 2005.  The remaining accruals relate to management severance agreements, which are payable over future periods.

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

Outlook

Our outlook anticipates continued revenue and earnings growth in all segments for the remainder of 2005, led by volume growth and productivity gains across all our transportation companies and continued yield improvements at FedEx Express and FedEx Freight.  Our view stems from expectations of strong customer demand for services across our operating companies, a lower cost structure at FedEx Express and continued growth in the worldwide economy.  In addition, FedEx Kinko’s revenue during 2005 is projected to be approximately $2.1 billion, which is significantly higher than the partial year revenue of $621 million included in our 2004 results.

We also anticipate significant growth in both operating income and margins in 2005.  These measures will be positively impacted by expected revenue growth, improved productivity and the full-year savings from our business realignment initiatives discussed above.  Our management teams continue to examine additional cost reduction and operational productivity opportunities as we focus on optimizing our networks, improving our service offerings and enhancing the customer experience.  This will position FedEx to increase cash flows and financial returns through improved operating margin.

In November 2004, we announced average list price increases starting in January 2005 of 2.9% at FedEx Ground and 4.6% at FedEx Express, the re-introduction of an indexed fuel surcharge for FedEx Ground and an approximate 2% fuel surcharge decrease at FedEx Express.  While our jet and diesel fuel surcharge revenues at FedEx Express and FedEx Freight offset significantly higher fuel costs during the second quarter and first half of 2005, our future results could be negatively affected by prolonged high fuel costs to the extent these costs negatively impact the worldwide economy.  In addition, competitive pressures may limit our ability to continue to maintain or increase our fuel surcharges in response to rising fuel prices.

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

Increased security requirements for air cargo carriers have been put in place and have not had a material impact on our operating results for the periods presented.  In November 2004, the Transportation Security Administration (“TSA”) proposed new rules extending many of the security requirements already in place for passenger airlines that carry belly cargo to all-cargo carriers and freight forwarders.  Because the TSA’s proposed rules are subject to comment, any final rules may differ significantly from the proposed rules.  Accordingly, it is not yet possible to estimate the impact, if any, that the TSA’s proposed rules or any additional security requirements may have on our results of operations.

Future results will depend upon a number of factors, including U.S. and international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and our ability to effectively operate, integrate and leverage the FedEx Kinko’s business.  In addition, adjustments to our fuel surcharges lag changes in actual fuel prices paid.  Therefore, our operating income could be materially affected should the price of fuel suddenly change by a significant amount.  See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s form the core of our reportable segments.  Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (global trade services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx SmartPost (small-parcel consolidator)
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

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses and operating income (loss) (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended			Percent	Six Months Ended			Percent
	2004	2003		Change	2004	2003		Change
Revenues:
Package:
U.S. overnight box	$1,471	$1,347		9	$2,920	$2,695		8
U.S. overnight envelope	432	408		6	871	840		4
U.S. deferred	682	626		9	1,330	1,232		8
Total U.S. domestic package revenue	2,585	2,381		9	5,121	4,767		7
International Priority (IP)	1,537	1,258		22	2,977	2,413		23
Total package revenue	4,122	3,639		13	8,098	7,180		13
Freight:
U.S.	470	401		17	892	766		16
International	91	98		(7)	181	203		(11)
Total freight revenue	561	499		12	1,073	969		11
Other (1)	151	141		7	279	267		4
Total revenues	4,834	4,279		13	9,450	8,416		12
Operating expenses:
Salaries and employee benefits	1,873	1,806		4	3,762	3,640		3
Purchased transportation	206	169		22	397	327		21
Rentals and landing fees	399	384		4	782	754		4
Depreciation and amortization	199	203		(2)	399	407		(2)
Fuel	513	310		65	935	603		55
Maintenance and repairs	322	293		10	647	578		12
Business realignment costs	—	279		NM	—	411		NM
Airline Stabilization Act charge	48	—		NM	48	—		NM
Intercompany charges	374	347		8	736	689		7
Other	567	507		12	1,101	1,003		10
Total operating expenses	4,501	4,298		5	8,807	8,412		5
Operating income (loss)	$333	$(19	)(2)	NM	$643	$4	(3)	NM
Operating margin	6.9%	(0.4	)%(2)		6.8%	0.0	%(3)

Package Statistics (4)
Average daily package volume (ADV):
U.S. overnight box	1,179	1,169		1	1,164	1,169		—
U.S. overnight envelope	663	655		1	663	668		(1)
U.S. deferred	941	924		2	901	898		—
Total U.S. domestic ADV	2,783	2,748		1	2,728	2,735		—
IP	443	397		12	430	383		12
Total ADV	3,226	3,145		3	3,158	3,118		1

Revenue per package (yield):
U.S. overnight box	$19.81	$18.29		8	$19.59	$18.15		8
U.S. overnight envelope	10.33	9.90		4	10.27	9.90		4
U.S. deferred	11.51	10.74		7	11.54	10.81		7
U.S. domestic composite	14.74	13.75		7	14.67	13.72		7
IP	55.13	50.30		10	54.04	49.57		9
Composite package yield	20.28	18.37		10	20.03	18.13		10

Freight Statistics (4)
Average daily freight pounds:
U.S.	9,008	8,649		4	8,605	8,270		4
International	1,874	2,092		(10)	1,867	2,185		(15)
Total average daily freight pounds	10,882	10,741		1	10,472	10,455		—

Revenue per pound (yield):
U.S.	$0.83	$0.74		12	$0.81	$0.73		11
International	0.77	0.74		4	0.76	0.73		4
Composite freight yield	0.82	0.74		11	0.80	0.73		10

(1)  Other includes FedEx Trade Networks.

(2)  Includes $279 million of business realignment costs, described herein, which reduced operating margin by 652 basis points.

(3)  Includes $411 million of business realignment costs, described herein, which reduced operating margin by 488 basis points.

(4)  Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased in the second quarter and first half of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic yields.  During the second quarter, IP revenues experienced strong growth of 22% on a 10% increase in yield and volume growth of 12%.  During the first half, IP revenues experienced strong growth of 23% on a 9% increase in yield and volume growth of 12%.  Asia experienced strong average daily volume growth during both the second quarter and first half of 2005.  Outbound shipments from the United States, Europe and Latin America also continued to improve.  IP yield increased across all regions during the second quarter and first half of 2005 due to higher fuel surcharge revenue, increases in international average weight per package and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

U.S. domestic composite yield increased 7% in both the second quarter and first half of 2005 due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  An average list price increase of 2.5%, along with certain surcharge increases, became effective in January 2004 for U.S. domestic shipments and U.S. outbound international shipments.  U.S. domestic volumes at FedEx Express increased 1% during the second quarter, but were slightly down for the first half of 2005.  The domestic volume decrease for the first half reflects the transition of a major domestic shipper’s volume to FedEx Ground in the first quarter of 2005.  Freight revenue increased during the first half due to higher yields and domestic volumes, which more than offset the effect of lower international volumes.  We expect continuing decreases in international freight volumes as we prioritize sales efforts to fill space on international flights with higher yielding IP shipments.  In November 2004, we announced a 4.6% average list price increase effective January 3, 2005 on FedEx Express U.S. domestic shipments and U.S. outbound international shipments while lowering our fuel surcharge index by 2%.

Fuel surcharge revenue was higher in the second quarter and first half of 2005 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 6.0% and 11.0% during the first half of 2005 and between 3.0% and 4.5% during the prior year period.  International fuel surcharges ranged between 3.0% and 11.0% during the first half of 2005 and between 2.0% and 4.5% during the prior year period.

During the second quarter of 2005, FedEx Express entered into a fifth addendum to the transportation agreement with the U.S. Postal Service, allowing FedEx Express to continue carrying incremental pounds of mail through May 31, 2006 at higher committed volumes than under the original agreement.  Revenues under this agreement are included in U.S. freight revenue.

FedEx Express Segment Operating Income

Operating income at the FedEx Express segment increased during the second quarter and first half of 2005.  The second quarter and first half of 2004 included $279 million and $411 million, respectively, of costs related to our business realignment programs.  The savings from these programs were reflected in lower growth of salaries and employee benefits costs in the second quarter and first half of 2005.  Increases in revenues, savings from our business realignment programs and ongoing cost control efforts more than offset salary increases, higher incentive compensation, an Airline Stabilization Act charge, higher purchased transportation and higher maintenance costs.  In addition, FedEx Express benefited from one additional operating day in the first half of 2005.

During the second quarter and first half of 2005, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue offset higher jet fuel prices.  The second quarter of 2005 included an Airline Stabilization Act charge of $48 million, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.  Purchased transportation costs increased in the first half of 2005 as IP volume growth led to an increase in contract pick-up and delivery services.  Depreciation and amortization expense decreased, reflecting lower capital spending over the past several years.  Higher maintenance costs during the first half of 2005 were driven by a higher utilization of aircraft and a higher average age of certain types of our aircraft.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2004	2003	Change	2004	2003	Change
Revenues	$1,174	$978	20	$2,247	$1,892	19
Operating expenses:
Salaries and employee benefits	213	187	14	410	364	13
Purchased transportation	456	367	24	866	709	22
Rentals	32	26	23	58	46	26
Depreciation and amortization	43	39	10	83	76	9
Fuel	13	3	333	20	5	300
Maintenance and repairs	26	24	8	52	47	11
Intercompany charges	119	103	16	234	205	14
Other	137	94	46	242	189	28
Total operating expenses	1,039	843	23	1,965	1,641	20

Operating income	$135	$135	—	$282	$251	12

Operating margin	11.5%	13.8%		12.6%	13.3%

Average daily package volume (1)	2,725	2,342	16	2,584	2,228	16
Revenue per package (yield) (1)	$6.48	$6.37	2	$6.51	$6.40	2

(1)  Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during the second quarter and first half of 2005 principally due to higher volumes.  While average daily volume growth was led by continued growth of our home delivery service, average daily volumes increased across most of our service lines.  The results of operations of FedEx SmartPost have been included from the date of its acquisition, September 12, 2004, and contributed nominally to revenue growth in the second quarter of 2005.  Slight yield improvement, as well as one additional operating day in the first half of 2005, also contributed to revenue growth.

Yield at FedEx Ground increased slightly during the second quarter and first half of 2005 primarily due to higher extra service revenue and a general rate increase, partially offset by higher incentives, the elimination of the fuel surcharge in January 2004 and a lower average weight per package.  An average list price increase of 1.9% on FedEx Ground services became effective January 5, 2004.  On that date, the fuel surcharge for all FedEx Ground shipments was discontinued.  Before its elimination in January 2004, FedEx Ground utilized a dynamic fuel surcharge, based on the spot price for on-highway diesel fuel.  During the first half of 2004, this surcharge ranged between 1.25% and 1.50%.

In November, we announced an average list price increase of 2.9% on FedEx Ground services, which will become effective January 3, 2005.  In addition, FedEx Ground will re-introduce an indexed fuel surcharge for all shipments effective January 3, 2005.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income was flat during the second quarter of 2005, as the impact of higher fuel costs and the absence of a fuel surcharge severely restricted earnings growth.  Also, during the second quarter FedEx Supply Chain Services incurred a $10 million charge in other operating expenses for the termination of a vendor agreement.  Overall, these items negatively impacted operating margin by approximately three percentage points.  Purchased transportation increased at a higher rate than revenue primarily due to the impact of higher fuel costs on contractor settlements, the acquisition of FedEx SmartPost, and a change in the mix of business at FedEx Supply Chain Services.  FedEx Ground segment operating income increased 12% during the first half of 2005 as volume growth and productivity more than offset higher operating expenses.  Salaries and employee benefits as well as other operating costs increased in the second quarter and first half principally due to increases in staffing to support volume growth.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses and operating income (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2004	2003	Change	2004	2003	Change
Revenues	$820	$664	23	$1,627	$1,301	25
Operating expenses:
Salaries and employee benefits	406	345	18	816	685	19
Purchased transportation	88	64	38	172	120	43
Rentals and landing fees	26	25	4	51	49	4
Depreciation and amortization	26	24	8	50	45	11
Fuel	65	39	67	119	78	53
Maintenance and repairs	31	29	7	62	56	11
Intercompany charges	7	4	75	13	10	30
Other	69	68	1	139	131	6
Total operating expenses	718	598	20	1,422	1,174	21

Operating income	$102	$66	55	$205	$127	61

Operating margin	12.5%	10.0%		12.6%	9.8%

Average daily LTL shipments (in thousands)	65	58	12	65	57	14
Weight per LTL shipment (lbs)	1,130	1,119	1	1,129	1,119	1
LTL yield (revenue per hundredweight)	$15.55	$14.32	9	$15.26	$14.14	8

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 23% in the second quarter and 25% in the first half of 2005 due to year-over-year growth in average daily LTL shipments and LTL yield.  Market share gains along with a stronger economy, contributed to the significant increase in average daily LTL shipments.  LTL yield grew during the second quarter and first half of 2005 reflecting incremental fuel surcharges due to higher fuel prices, growth in our interregional freight service and higher rates.  Also, the first half of 2005 had one additional LTL operating day than the prior year.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased during the second quarter and first half of 2005 primarily due to LTL revenue growth, as well as our ability to manage costs during a period of substantial growth.  Higher fuel surcharges and productivity gains contributed to improved operating margin in spite of higher salaries and employee benefits, purchased transportation and fuel costs.  Salaries and employee benefits costs increased in the second quarter and first half of 2005 principally due to increases in staffing to support volume growth and higher incentive compensation and healthcare costs.  Purchased transportation increased due to growth in our interregional freight service and efforts to supplement our linehaul operations during a period of significant shipment growth.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses and operating income and margin (dollars in millions) for the three- and six-month periods ended November 30, 2004:

	Three Months Ended	Six Months Ended

Revenues	$524	$1,014
Operating expenses:
Salaries and employee benefits	186	368
Rentals	114	224
Depreciation and amortization	32	64
Maintenance and repairs	10	19
Intercompany charges	3	6
Other operating expenses:
Supplies, including paper and toner	85	162
Other	65	123
Total operating expenses	495	966

Operating income	$29	$48

Operating margin	5.7%	4.8%

FedEx Kinko’s Segment Operating Results

The FedEx Kinko’s segment was formed in the fourth quarter of 2004, following the acquisition of Kinko’s, Inc. on February 12, 2004. During the first half of 2005, FedEx Kinko’s focused its efforts on attracting a larger share of the commercial document solutions and business services market.  During the second quarter and first half of 2005, revenues reflect continued international expansion and strong demand for signs and graphics, retail services and retail products.

FedEx Kinko’s revenues and operating margin during the second quarter of 2005 reflect an increase in business levels as compared to the first quarter of 2005, due to the seasonal impact of slower summer months.  The operating margins for the second quarter and first half of 2005 were adversely impacted by integration activities, such as ramp-up costs associated with the offering of pack and ship services at each U.S. location, the centralization of the FedEx Kinko’s corporate office and store rebranding.  Costs associated with the integration of FedEx Kinko’s will continue throughout the remainder of 2005.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $939 million at November 30, 2004, compared to $1.0 billion at May 31, 2004.  The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2004	2003

Operating activities:
Net income	$684	$219
Noncash charges and credits	716	734
Changes in operating assets and liabilities	(161)	307
Net cash provided by operating activities	1,239	1,260

Net cash used in investing activities	(1,292)	(596)

Financing activities:
Principal payments on debt	(73)	(43)
Repurchase of treasury stock	—	(179)
Dividends paid	(42)	(30)
Proceeds from stock issuances	61	79
Other	—	1
Net cash used in financing activities	(54)	(172)

Net (decrease) increase in cash and cash equivalents	$(107)	$492

Cash Provided by Operating Activities. Cash flows from operating activities for the first half of 2005 approximated those in the comparable 2004 period.  Increased earnings in the first half of 2005 were offset by voluntary contributions to our U.S. domestic pension plan, an increase in receivables driven by revenue growth and by the payout of previously accrued amounts related to our 2004 annual incentive compensation plans.

Pension Contributions.  Net cash provided by operating activities reflect voluntary U.S. domestic pension plan contributions of $300 million in 2005 and $320 million in 2004.

Cash Used for Investing Activities.  See “Results of Operations” for a discussion of the cash used to acquire FedEx SmartPost.  Capital expenditures during the first half of 2005 were 93% higher than the prior year period primarily due to aircraft expenditures at FedEx Express to support IP volume growth.  See “Capital Resources” below for further discussion.

Debt Financing Activities.  From time to time, we finance certain operating and investing activities through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements.  At November 30, 2004, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The agreements contain covenants requiring us to maintain certain fixed charge coverage and leverage ratios.  We are in compliance with all covenants of our credit agreements and do not expect the covenants to significantly affect our operations or ability to pay dividends.  See Note 3 of the accompanying unaudited financial statements for further discussion of these credit facilities.

Cash Used for Share Repurchases.  We did not repurchase any shares during the first half of 2005.  During the first half of 2004, we repurchased 2,625,000 shares at an average price of $68.14 per share, which decreased cash flows by approximately $179 million.  Based on our current financing strategy, we are issuing new shares in connection with our equity compensation programs rather than repurchasing shares.  A total of 5.75 million shares remain under existing share repurchase authorizations.

Dividends.  Dividends paid in the first half of 2005 and 2004 were $42 million and $30 million, respectively.  On November 22, 2004, our Board of Directors declared a dividend of $0.07 per share of common stock.  The dividend is payable on January 3, 2005 to stockholders of record as of the close of business on December 13, 2004.

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

The following table compares capital expenditures by asset category and reportable segment for the three-and six-month periods ended November 30 (in millions):

					Percent Change 2004/2003
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2004	2003	2004	2003	Ended	Ended
Aircraft and related equipment	$421	$97	$554	$177	334	213
Facilities and sort equipment	124	75	221	145	65	52
Information and technology investments	87	52	167	110	67	52
Vehicles and other equipment	149	84	233	176	77	32
Total capital expenditures	$781	$308	$1,175	$608	154	93

FedEx Express segment	$477	$161	$642	$263	196	144
FedEx Ground segment	135	83	224	158	63	42
FedEx Freight segment	82	18	143	86	356	66
FedEx Kinko’s segment (1)	32	—	61	—	NM	NM
Other	55	46	105	101	20	4
Total capital expenditures	$781	$308	$1,175	$608	154	93

(1) The FedEx Kinko’s segment was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.

Capital expenditures during the second quarter and first half of 2005 were higher than the prior year period primarily due to aircraft expenditures at FedEx Express to support IP volume growth.  The first half of 2005 also includes the capital expenditures of FedEx Kinko’s.  For all of 2005, we expect capital expenditures of approximately $2.2 billion, compared to $1.3 billion in 2004.  The expected year-over-year increase will fund additional aircraft capacity for FedEx Express, primarily to support IP volume growth.  Also, additional investments will be made in the FedEx Ground and FedEx Freight networks.

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

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2004.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.  Excluding the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at November 30, 2004.

	Payments Due by Fiscal Year (in millions)
	2005 (1)	2006	2007	2008	2009	There- after	Total

Amounts reflected in Balance Sheet:
Long-term debt (2)	$609	$265	$844	$—	$499	$833	$3,050
Capital lease obligations (3) (4)	75	122	22	99	11	225	554

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (4)	481	433	311	220	657	1,424	3,526
Operating leases (4)	905	1,550	1,419	1,304	1,138	8,117	14,433

Total	$2,070	$2,370	$2,596	$1,623	$2,305	$10,599	$21,563

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

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2004.  In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”).  At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.  Credit rating agencies routinely use this information concerning minimum lease payments required for our operating leases to calculate our debt capacity.  In addition, we have guarantees under certain operating leases, amounting to $43 million as of November 30, 2004, for the residual values of vehicles and facilities at the end of the respective operating lease periods.  Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements.  Accordingly, no material accruals have been recognized for these guarantees.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Reportable Segments,” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and “Critical Accounting Policies and Estimates,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx.  Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•                              economic conditions in the domestic and international markets in which we operate;

•                              any impacts on our business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements and labor rules;

•                              the impact of any international conflicts or terrorist activities on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2004, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report.  While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars.  The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro.  Foreign currency fluctuations during the three- and six-month periods ended November 30, 2004 did not have a material effect on our results of operations.

Item 4.  Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of November 30, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the 2004 annual meeting of stockholders held on September 27, 2004, FedEx’s stockholders elected one Class I director and five Class III directors.  The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Class I
Charles T. Manatt	271,483,246	3,711,130

Class III
Judith L. Estrin	271,991,055	3,203,321
Philip Greer	271,901,083	3,293,293
J.R. Hyde III	271,919,203	3,275,173
Shirley A. Jackson	229,826,644	45,367,732
Frederick W. Smith	271,200,366	3,994,010

The stockholders approved the adoption of amendments to FedEx’s Bylaws to provide for the annual election of directors by a vote of 272,525,748 for and 1,193,190 against.  There were 1,475,438 abstentions.  Because the declassification proposal was approved, the term of all directors, including those elected at the 2004 annual meeting, will end at the 2005 annual meeting, and all directors will thereafter be elected for one-year terms.

The stockholders approved the adoption of an amendment to FedEx’s Incentive Stock Plan to increase the number of shares of common stock reserved for issuance pursuant to stock options by 2,000,000 shares.  There were 224,164,660 votes for the amendment, 16,406,525 votes against the amendment, 1,676,446 abstentions and 32,946,745 broker non-votes.

The Audit Committee’s designation of Ernst & Young LLP as FedEx’s independent registered public accounting firm for the fiscal year ending May 31, 2005 was ratified by the stockholders by a vote of 270,808,355 for and 2,961,564 against.  There were 1,424,457 abstentions.

Item 5. Other Information

On December 15, 2004, FedEx Corporation entered into new Management Retention Agreements (“MRAs”) with each of its executive officers:  Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Gary M. Kusin, Kenneth R. Masterson and Daniel J. Sullivan.  The new MRAs were approved by FedEx’s Board of Directors (Mr. Smith’s MRA was approved by FedEx’s independent directors).  The purpose of the MRAs is to secure the executives’ continued services in the event of any threat or occurrence of a change of control (as defined in the MRAs).

Each MRA by its terms supersedes and nullifies any previous change of control employment agreement, including the previously existing MRA, between the executive officer and FedEx.  There were several changes in the new MRAs from the previously existing MRAs, the most significant of which is elimination of the executive’s right to receive severance benefits upon a voluntary termination.  That is, the new MRAs provide for a “double trigger” — an executive is entitled to severance benefits only upon a change of control and a termination of employment other than for cause, disability or death, or by the executive for good reason.  The following summary of the terms and conditions of the new MRAs is qualified in its entirety by reference to the text of the form of MRA, a copy of which is attached to this report as Exhibit 10.2.

Term.  Each MRA renews annually for consecutive two-year terms, unless FedEx gives six months’ prior notice that the agreement will not be extended.  The non-extension notice may not be given at any time when the Board of Directors has knowledge that any person has taken steps reasonably calculated to effect a change of control of FedEx.

Employment Period.  Upon a change of control, the MRA immediately establishes a three-year employment agreement with the executive officer.  During the employment period, the officer’s position (including status, offices, titles and reporting relationships), authority, duties and responsibilities may not be materially diminished.

Compensation.  During the three-year employment period, the executive officer receives base salary (no less than his highest base salary over the twelve-month period prior to the change of control), annual bonus (no less than his average annual bonus over the three-year period prior to the change of control), incentive, savings and retirement plan benefits, expense reimbursement, fringe benefits, office and staff support, welfare plan benefits and vacation benefits.  These benefits must be no less than the benefits the officer had during the 90-day period immediately prior to the change of control.

Termination.  The MRA terminates immediately upon the executive officer’s death.  FedEx may terminate the MRA for disability, as determined in accordance with the procedures under FedEx’s long-term disability benefits plan.  Once disability is established, the officer receives 180 days’ prior notice of termination.  FedEx also may terminate the officer’s MRA for “cause.”

Benefits for Qualifying Terminations.  A “Qualifying Termination” is a termination by FedEx other than for cause, disability or death or by the officer “for good reason” (principally relating to assignment of duties inconsistent with the officer’s position and reductions in compensation).

In the event of a Qualifying Termination, the executive officer will receive: (1) a lump sum cash payment equal to three times his annual compensation, which includes his base salary, target annual bonus and target long-term incentive compensation; and (2) a lump sum cash payment equal to the excess of the benefit that would be accrued under FedEx’s pension and parity plans based on an additional 36 months of age and service over what was actually earned as of the date of termination.

For a period ending on the earliest of (i) 36 months following the termination date, (ii) the commencement of equivalent benefits from a new employer, or (iii) the date on which the executive officer reaches age 60, FedEx agrees to keep in force each plan and policy providing medical, accidental death, disability and life coverage to the officer and his dependents with the same level of coverage and the same terms as each policy and plan in effect immediately prior to the termination date.

FedEx agrees to pay any taxes incurred by the officer for any payment, distribution or other benefit (including any acceleration of vesting of any benefit) received or deemed received by the officer from FedEx that triggers certain excise taxes.

In exchange for these benefits, the executive officer has agreed that, for the one-year period following his termination, he will not own, manage, operate, control or be employed by any enterprise that competes with FedEx or any of its affiliates.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Bylaws of FedEx.

10.1	Amendment dated December 5, 2004 to the FedEx Corporation Retirement Parity Pension Plan.

10.2

Form of Management Retention Agreement, dated December 2004, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Gary M. Kusin, Kenneth R. Masterson and Daniel J. Sullivan.

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

FEDEX CORPORATION

Date:	December 17, 2004	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Bylaws of FedEx.

10.1	Amendment dated December 5, 2004 to the FedEx Corporation Retirement Parity Pension Plan.

10.2

Form of Management Retention Agreement, dated December 2004, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Gary M. Kusin, Kenneth R. Masterson and Daniel J. Sullivan.

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