Form 10-Q
period 2005-02-28
FEDEX CORP
filed 2005-03-18
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number:  1-15829

FEDEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State of incorporation)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee	38120
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 11, 2005
Common Stock, par value $0.10 per share	302,074,178

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2005 and May 31, 2004	3-4

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2005 and February 29, 2004	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2005 and February 29, 2004	6

Notes to Condensed Consolidated Financial Statements	7-15

Report of Independent Registered Public Accounting Firm	16

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	17-33

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4. Controls and Procedures	34

PART II. OTHER INFORMATION

ITEM 5 Other Information	35

ITEM 6. Exhibits	36

Signature	37

Exhibit Index	E-1

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	February 28, 2005	May 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,084	$1,046
Receivables, less allowances of $132 and $151	3,188	3,027
Spare parts, supplies and fuel, less allowances of $138 and $124	245	249
Deferred income taxes	554	489
Prepaid expenses and other	201	159

Total current assets	5,272	4,970

PROPERTY AND EQUIPMENT, AT COST	21,537	20,311
Less accumulated depreciation and amortization	12,146	11,274

Net property and equipment	9,391	9,037

OTHER LONG-TERM ASSETS
Goodwill	2,835	2,802
Prepaid pension cost	1,348	1,127
Intangible and other assets	1,529	1,198

Total other long-term assets	5,712	5,127

	$20,375	$19,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	February 28, 2005	May 31, 2004
	(Unaudited)

CURRENT LIABILITIES
Current portion of long-term debt	$973	$750
Accrued salaries and employee benefits	1,099	1,062
Accounts payable	1,685	1,615
Accrued expenses	1,423	1,305

Total current liabilities	5,180	4,732

LONG-TERM DEBT, LESS CURRENT PORTION	2,441	2,837

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,216	1,181
Pension, postretirement healthcare and other benefit obligations	820	768
Self-insurance accruals	626	591
Deferred lease obligations	493	503
Deferred gains, principally related to aircraft transactions	407	426
Other liabilities	70	60

Total other long-term liabilities	3,632	3,529

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized, 302 million shares issued as of February 28, 2005 and 300 million shares issued as of May 31, 2004	30	30
Additional paid-in capital	1,193	1,079
Retained earnings	7,939	7,001
Accumulated other comprehensive loss	(6)	(46)
Deferred compensation and treasury stock, at cost	(34)	(28)

Total common stockholders’ investment	9,122	8,036

	$20,375	$19,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

REVENUES	$7,339	$6,062	$21,648	$17,669

OPERATING EXPENSES:
Salaries and employee benefits	3,026	2,649	8,876	7,778
Purchased transportation	748	602	2,176	1,755
Rentals and landing fees	585	474	1,728	1,350
Depreciation and amortization	368	340	1,091	1,010
Fuel	570	402	1,645	1,088
Maintenance and repairs	413	380	1,248	1,114
Business realignment costs	—	14	—	429
Airline Stabilization Act charge	—	—	48	—
Other	1,077	829	3,105	2,390
	6,787	5,690	19,917	16,914

OPERATING INCOME	552	372	1,731	755

OTHER INCOME (EXPENSE):
Interest, net	(34)	(36)	(111)	(76)
Other, net	(4)	(2)	(18)	(3)
	(38)	(38)	(129)	(79)

INCOME BEFORE INCOME TAXES	514	334	1,602	676

PROVISION FOR INCOME TAXES	197	127	601	250

NET INCOME	$317	$207	$1,001	$426

EARNINGS PER COMMON SHARE:
Basic	$1.05	$0.69	$3.33	$1.43

Diluted	$1.03	$0.68	$3.26	$1.40

DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.12	$0.21	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28, 2005	February 29, 2004

Operating Activities:
Net income	$1,001	$426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,091	1,010
Provision for uncollectible accounts	76	83
Deferred income taxes and other noncash items	(47)	(6)
Changes in operating assets and liabilities, net of the effect of businesses acquired:
Receivables	(160)	(250)
Spare parts and supplies	(41)	(45)
Accounts payable and other operating liabilities	250	470
Other, net	(210)	44

Net cash provided by operating activities	1,960	1,732

Investing Activities:
Capital expenditures	(1,661)	(892)
Business acquisitions, net of cash acquired	(122)	(2,410)
Proceeds from asset dispositions	10	14

Net cash used in investing activities	(1,773)	(3,288)

Financing Activities:
Short-term borrowings, net	—	1,929
Principal payments on debt	(173)	(300)
Proceeds from stock issuances	88	90
Dividends paid	(63)	(48)
Purchase of treasury stock	—	(179)
Other, net	(1)	1

Net cash (used in) provided by financing activities	(149)	1,493

Net increase (decrease) in cash and cash equivalents	38	(63)
Cash and cash equivalents at beginning of period	1,046	538

Cash and cash equivalents at end of period	$1,084	$475

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2005, the results of our operations for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 and our cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004.  Operating results for the three- and nine-month periods ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

BUSINESS REALIGNMENT COSTS.  During the third quarter and nine months of 2004 we incurred $14 million and $429 million, respectively, of business realignment costs related to voluntary early retirement and severance programs.  At May 31, 2004, we had remaining business realignment related accruals of $28 million.  At February 28, 2005, these accruals had decreased to $10 million due predominantly to cash payments made in the first nine months of 2005. The remaining accruals relate to management severance agreements, which are payable over future periods.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.  Negotiations with the pilots’ union began in March 2004 and are ongoing.  In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

DIVIDENDS DECLARED PER COMMON SHARE.  On February 18, 2005, our Board of Directors declared a dividend of $0.07 per share of common stock.  The dividend is payable on April 1, 2005 to stockholders of record as of the close of business on March 11, 2005.  A dividend of $0.07 per common share also was declared during both the first and second quarters of 2005.  During 2004, the declaration of two of our quarterly dividends fell in the third quarter.  In both instances, the dividend was $0.06 per common share.

Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

AIRLINE STABILIZATION ACT CHARGE. During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”).  Under their interpretation of the Act, the DOT determined that FedEx Express was entitled to $72 million of compensation, an increase of $3 million from its initial determination.  Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million which was made in December 2004.  While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we could no longer conclude that collection of the entire $119 million recorded in fiscal 2002 was probable.  Accordingly, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.  Should any additional amounts ultimately be recovered by FedEx Express on this matter, they will be recognized in the period that they are realized.

STOCK COMPENSATION.  We currently apply Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans.  Accordingly, no compensation expense was recorded at the date of grant.  If compensation cost for stock-based compensation plans had been determined under Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” stock option compensation expense, pro forma net income and basic and diluted earnings per common share for the three- and nine-month periods ended February 28, 2005 and February 29, 2004, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net income, as reported	$317	$207	$1,001	$426
Add: Stock compensation included in reported net income, net of tax	1	—	4	9
Deduct: Total pro forma stock compensation expense, net of tax	10	9	30	30

Pro forma net income	$308	$198	$975	$405
Earnings per common share:
Basic – as reported	$1.05	$0.69	$3.33	$1.43
Basic – pro forma	$1.02	$0.66	$3.24	$1.36

Diluted – as reported	$1.03	$0.68	$3.26	$1.40
Diluted – pro forma	$1.00	$0.65	$3.18	$1.33

Following is a table of the key weighted-average assumptions used in the option valuation calculations for the options granted in the three- and nine-month periods ended February 28, 2005 and February 29, 2004, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Expected lives	5 years	4 years	4 years	4 years
Expected volatility	27.01%	29.52%	27.02%	32.38%
Risk-free interest rate	3.72%	2.94%	3.55%	2.11%
Dividend yield	0.271%	0.308%	0.322%	0.310%

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

During the third quarter of 2005, we made option grants of 246,405 shares at a weighted-average exercise price of $96.76 per share.  The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $29.18 per option.  For the nine months ended February 28, 2005, 2,663,530 shares were granted at a weighted average exercise price of $75.72 per share.  The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $20.17 per option.

Total equity compensation shares outstanding or available for grant at February 28, 2005 represented 6.9% of outstanding common stock plus equity compensation shares granted and available for grant.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123 and supersedes APB 25.  The new standard requires companies to record compensation expense for stock options using a fair value method and is effective for interim or annual periods beginning after June 15, 2005.  SFAS 123R allows several adoption alternatives, including retroactively applying the standard, or applying it prospectively.

We are currently assessing SFAS 123R to determine which transition method to adopt.  The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock.  If applied to the three- and nine- month periods ended February 28, 2005 and February 29, 2004, the impact of that standard would have approximated that of SFAS 123 as presented above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards.  Based on historical experience, we do not expect the impact of adopting SFAS 123R to be material to our reported cash flows.

 (2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 28, 2005	February 29, 2004

Net income	$317	$207
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 and $2	(3)	3
Comprehensive income	$314	$210

	Nine Months Ended
	February 28, 2005	February 29, 2004

Net income	$1,001	$426
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $9 and $4	40	13
Comprehensive income	$1,041	$439

(3) Financing Arrangements

From time to time, we finance certain operating and investing activities, including acquisitions, through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements totaling $1 billion and borrowings under the program reduce the amount available under these agreements.  One revolver provides for $750 million through September 28, 2006.  The second is a 364-day facility providing for $250 million through September 22, 2005.  At February 28, 2005, no commercial paper borrowings were outstanding and the entire amount under the credit facilities was available.  The agreements contain covenants requiring us to maintain certain fixed charge coverage and leverage ratios.  We are in compliance with all covenants of our credit agreements and do not expect the covenants to significantly affect our operations or ability to pay dividends.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net income applicable to common stockholders	$317	$207	$1,001	$426

Weighted-average shares of common stock outstanding	302	299	301	298

Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	18	18	19
Less shares repurchased from proceeds of assumed exercise of options	(12)	(14)	(12)	(13)
Weighted-average common and common equivalent shares outstanding	308	303	307	304
Basic earnings per share	$1.05	$0.69	$3.33	$1.43
Diluted earnings per share	$1.03	$0.68	$3.26	$1.40

(5) Employee Benefit Plans

We sponsor defined benefit pension plans covering a majority of our employees.  The largest plan covers certain U.S. employees age 21 and over, with at least one year of service.  In addition, certain of our subsidiaries offer medical, dental, and vision coverage to eligible U.S. retirees and their eligible dependents.  Net periodic benefit cost of the pension and postretirement healthcare plans for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 was as follows (in millions):

	Three Months Ended		Nine Months Ended
Pension Plans	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$104	$94	$312	$282
Interest cost	145	122	435	367
Expected return on plan assets	(177)	(149)	(530)	(448)
Net amortization and deferral	18	18	54	55
	$90	$85	$271	$256

	Three Months Ended		Nine Months Ended
Postretirement Healthcare Plans	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$9	$9	$27	$27
Interest cost	8	6	24	19
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—
	$17	$15	$51	$46

Voluntary contributions of $460 million were made to our principal U.S. domestic pension plan during the first nine months of 2005 ($160 million during the third quarter).  During 2004, we made primarily voluntary contributions of $335 million to our qualified pension plans.  Although no material contributions are expected to be required during the remainder of 2005, we may elect to continue to make voluntary contributions to our qualified pension plans.

(6) Business Segment Information

We provide customers and businesses worldwide with a broad portfolio of transportation, e-commerce and business services.  We offer integrated business applications through companies that compete collectively and are managed collaboratively, under the respected FedEx brand.  Our operations are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation (“FedEx Freight”), the largest U.S. provider of regional less-than-truckload (“LTL”) freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services.  These businesses form the core of our reportable segments.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenue
FedEx Express segment	$4,915	$4,374	$14,365	$12,790
FedEx Ground segment	1,200	960	3,447	2,852
FedEx Freight segment	747	630	2,374	1,931
FedEx Kinko’s segment (1)	499	—	1,513	—
Other and eliminations	(22)	98	(51)	96
	$7,339	$6,062	$21,648	$17,669

Operating Income (Loss)
FedEx Express segment (2)	$340	$218	$983	$222
FedEx Ground segment	149	112	431	363
FedEx Freight segment	54	37	259	164
FedEx Kinko’s segment (1)	11	—	59	—
Other and eliminations	(2)	5	(1)	6
	$552	$372	$1,731	$755

(1)	The FedEx Kinko’s segment was formed in the fourth quarter of 2004 following the acquisition of Kinko’s, Inc. on February 12, 2004.

(2)

Includes business realignment costs of $12 million in the third quarter and $423 million in the nine months of 2004. Includes $48 million related to an Airline Stabilization Act charge in the nine months of 2005.

(7) Commitments

As of February 28, 2005, our purchase commitments for the remainder of 2005 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft-Related(1)	Other(2)	Total

2005 (remainder)	$18	$38	$177	$233
2006	48	242	286	576
2007	115	94	99	308
2008	131	68	38	237
2009	567	61	35	663
Thereafter	1,142	111	188	1,441

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

As of February 28, 2005, FedEx Express was committed to purchase five Airbus A300s, five Airbus A310s, and ten Airbus A380s (a new high-capacity, long-range aircraft).  Three A310s and one A300 are expected to be delivered in 2005.  FedEx Express expects to take delivery of four A300s and one A310 in 2006, one A310 in 2007 and three of the ten A380s in each of 2009, 2010 and 2011 and the remaining one in 2012.  Deposits and progress payments of $29 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Payments related to all of these activities are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations.

A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at February 28, 2005 is as follows (in millions):

	Capital Leases	Operating Leases

2005 (remainder)	$14	$423
2006	122	1,587
2007	22	1,450
2008	99	1,330
2009	11	1,158
Thereafter	225	8,203
	493	$14,151
Less amount representing interest	83
Present value of future minimum lease payments	$410

The weighted average remaining lease term of all operating leases outstanding at February 28, 2005 was approximately 6 years.  While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(8) Contingencies

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

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action.  The plaintiffs represent a class of hourly FedEx Express employees in California from October 14, 1998 to present.  The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work.  The court issued a ruling on December 13, 2004 granting class certification on all issues.  The ruling, however, does not address whether we will ultimately be held liable.

We have denied any liability with respect to these claims and intend to vigorously defend ourself in these cases.  However, it is reasonably possible that material losses could be incurred on one or more of these matters as these cases develop.

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

Jet Engine Maintenance.  In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs previously received during the first quarter of 2004.  The Sixth Circuit’s decision did not have any impact on our financial condition, results of operations or tax rate during the third quarter of 2005.  During the first quarter of 2004, we recognized a one-time benefit of $26 million, net of tax, primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).

Other.  FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

	Nine Months Ended
	February 28, 2005	February 29, 2004
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$138	$136
Income taxes	630	309

FedEx Express amended two leases for MD11 aircraft during the first quarter of 2004, which required FedEx Express to record $110 million in both fixed assets and long-term liabilities.

(10) Income Taxes

As a result of the passage of the American Jobs Creation Act of 2004, we recognized an $11 million tax benefit in the nine months of 2005.  This was principally due to the reduction of a valuation allowance previously established against certain foreign tax credits arising from our non-Express international operations.  Our effective tax rates were 38% for the third quarter and 37.5% for the nine months of 2005.  Our effective tax rates for the third quarter and nine months of 2004 were 38% and 37%, respectively.  The lower effective tax rate for the nine months of 2004 was primarily related to the above-described jet engine maintenance tax ruling received in the first quarter of 2004 (see Note 8) and lower pre-tax income.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2005 and February 29, 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company’s management.

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
March 16, 2005

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

FedEx provides a broad portfolio of transportation, e-commerce and business services with companies that compete collectively and are managed collaboratively under the respected FedEx brand.  These operating companies are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight, the largest U.S. provider of regional LTL freight services; and FedEx Kinko’s, a leading provider of document solutions and business services, which was formed following the acquisition of Kinko’s, Inc. on February 12, 2004.  These companies form the core of our reportable segments.  See “Reportable Segments” for further discussion.

The key factors that affect our operating results are as follows:

•                  the overall customer demand for our various services;

•                  the volumes of transportation and business services provided through our networks, primarily measured by our average daily volume and shipment weight;

•                  the mix of services purchased by our customers;

•                  the prices we obtain for our services, primarily measured by average price per shipment (yield); and

•                  our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, fuel and maintenance and to match such expenses to shifting volume levels.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Dollars in millions, except per share amounts

Three- and nine-month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2005	2004 (1)		2005 (2)	2004 (3)
Revenues	$7,339	$6,062	21	$21,648	$17,669	23

Operating income	552	372	48	1,731	755	129

Operating margin	7.5%	6.1%	140bp	8.0%	4.3%	370bp

Net income	$317	$207	53	$1,001	$426	135

Diluted earnings per share	$1.03	$0.68	51	$3.26	$1.40	133

(1)	Third quarter of 2004 includes $14 million ($9 million, net of tax, or $0.03 per diluted share) of business realignment costs described below.

(2)

  The nine months of 2005 includes $48 million ($31 million, net of tax, or $0.10 per diluted share) related to an Airline Stabilization Act charge and a $0.04 per diluted share benefit from an income tax adjustment described below.

(3)

  The nine months of 2004 includes $429 million ($266 million, net of tax, or $0.88 per diluted share) of business realignment costs described below and includes a
   $26 million, net of tax, or $0.08 per diluted share benefit related to a favorable ruling on an IRS tax case described below.

The following table shows changes in revenues and operating income by reportable segment for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 (dollars in millions):

	Change in Revenues		Percent Change in Revenues		Change in Operating Income				Percent Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended

FedEx Express segment	$541	$1,575	12	12	$122	(1)	$761	(2)(3)	56	343
FedEx Ground segment	240	595	25	21	37		68		33	19
FedEx Freight segment	117	443	19	23	17		95		46	58
FedEx Kinko’s segment (4)	499	1,513	NM	NM	11		59		NM	NM
Other and eliminations	(120)	(147)	NM	NM	(7)		(7)		NM	NM

	$1,277	$3,979	21	23	$180		$976		48	129

(1)	Business realignment costs of $14 million were incurred during the third quarter of 2004 as described below.

(2)	Nine months of 2005 includes $48 million related to an Airline Stabilization Act charge described below.

(3)	Business realignment costs of $429 million were incurred during the nine months of 2004 as described below.

(4)	The FedEx Kinko’s segment was formed in the fourth quarter of 2004 following the acquisition of Kinko’s, Inc. on February 12, 2004.

The following table shows selected operating statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2005	2004		2005	2004
Average daily package volume (ADV):
FedEx Express	3,419	3,221	6	3,243	3,152	3
FedEx Ground	2,660	2,296	16	2,609	2,250	16
Total ADV	6,079	5,517	10	5,852	5,402	8

Average daily LTL shipments:
FedEx Freight	60	55	9	63	56	13

Revenue per package (yield):
FedEx Express	$19.86	$18.43	8	$19.97	$18.23	10
FedEx Ground	6.79	6.52	4	6.60	6.44	2

LTL yield (revenue per hundredweight):
FedEx Freight	$15.58	$14.35	9	$15.36	$14.21	8

Revenue growth for the third quarter and nine months of 2005 was attributable to volume and yield improvements across all transportation segments and the inclusion of FedEx Kinko’s.  One additional operating day at FedEx Ground contributed to revenue growth for the third quarter of 2005.  One additional operating day at FedEx Freight and two additional operating days at FedEx Ground also contributed to revenue growth for the nine months of 2005.

Operating income increased substantially during the third quarter of 2005, primarily due to revenue growth in all transportation segments and improved margins at FedEx Express.  During the third quarter of 2005, operating income also benefited from the timing of adjustments to our indexed fuel surcharges, as fuel costs declined from second quarter levels.  However, should the recent trend of fuel cost increases continue, 2005 fourth quarter margins could be negatively impacted.  Operating income also increased substantially during the nine months of 2005 primarily due to these factors and margin improvement at FedEx Freight.  FedEx Express benefited from the realization of savings from our 2004 business realignment programs.  Also, the third quarter and nine months of 2004 included $14 million and $429 million, respectively, of business realignment costs.  Although our fuel costs increased significantly during the third quarter and nine months of 2005, higher revenues from our jet and diesel fuel surcharges at FedEx Express and FedEx Freight more than offset these higher fuel costs.  Reinstatement of a fuel surcharge at FedEx Ground during the third quarter of 2005 partially mitigated the impact of higher fuel costs during the period.

During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that FedEx Express was entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million which was made in December 2004. While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we could no longer conclude that collection of the entire $119 million recorded in fiscal 2002 was probable. Accordingly, we recorded a charge of $48 million in the second quarter of 2005 ($31 million net of tax, or $0.10 per diluted share), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. Should any additional amounts ultimately be recovered by FedEx Express on this matter, they will be recognized in the period that they are realized.

Net interest expense increased $35 million during the nine months of 2005, as the favorable resolution of the tax case described below lowered net interest expense in the nine months of 2004.  Additional borrowings related to the FedEx Kinko’s acquisition that have been outstanding for all nine months of 2005 also contributed to the increase.

As a result of the passage of the American Jobs Creation Act of 2004, we recognized an $11 million tax benefit in the nine months of 2005.  This was principally due to the reduction of a valuation allowance previously established against certain foreign tax credits arising from our non-Express international operations.  Our effective tax rates were 38% for the third quarter and 37.5% for the nine months of 2005.  Our effective tax rates for the third quarter and nine months of 2004 were 38% and 37%, respectively.  The lower effective tax rate for the nine months of 2004 was primarily related to the jet engine maintenance tax ruling described below, which was received in the first quarter of 2004, and lower pre-tax income.  For 2005, we expect the effective tax rate to be in the 37% to 38% range; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs, previously received during the first quarter of 2004.  The Sixth Circuit’s decision did not have any impact on our financial condition, results of operations or tax rate during the third quarter of 2005.  During the first quarter of 2004, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share, primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).

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

During the third quarter and nine months of 2004 we incurred $14 million and $429 million, respectively, of business realignment costs related to these programs.  At May 31, 2004, we had remaining business realignment related accruals of $28 million. At February 28, 2005, these accruals had decreased to $10 million due predominantly to cash payments made in the nine months of 2005.  The remaining accruals relate to management severance agreements, which are payable over future periods.

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

Outlook

Our outlook anticipates continued revenue and earnings growth in our transportation segments for the remainder of 2005, led by volume growth, productivity gains and continued yield improvements.  Our view stems from expectations of strong customer demand for services across our transportation operating companies, a lower cost structure at FedEx Express and continued growth in the worldwide economy.  We expect modest growth in revenues at FedEx Kinko’s in the fourth quarter of 2005, with continuing integration costs negatively impacting margins.

Our management teams continue to examine additional cost reduction and operational productivity opportunities as we focus on optimizing our networks, improving our service offerings and enhancing the customer experience.  These opportunities include initiatives to improve pick-up and delivery route optimization, increased cross-operating company collaboration and managing the growth of employee salaries and benefits.  This will position FedEx to increase cash flows and financial returns through improved operating margin.

In January 2005 we implemented average list price increases of 2.9% at FedEx Ground and 4.6% at FedEx Express on U.S. domestic and U.S. outbound international shipments, re-introduced an indexed fuel surcharge for FedEx Ground and implemented an approximate 2% fuel surcharge decrease at FedEx Express.  While our jet and diesel fuel surcharge revenues at FedEx Express and FedEx Freight more than offset significantly higher fuel costs during the third quarter and nine months of 2005, our future results could be negatively affected by prolonged high fuel costs to the extent these costs negatively impact the worldwide economy.  In addition, should the recent trend of fuel cost increases continue, margins for the remainder of 2005 could be negatively impacted. Competitive pressures may also limit our ability to continue to maintain or increase our fuel surcharges in response to rising fuel prices.

The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.  Negotiations with the pilots’ union began in March 2004 and are ongoing.  In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

Increased security requirements for air cargo carriers have not had a material impact on our operating results for the periods presented.  In November 2004, the Transportation Security Administration (“TSA”) proposed new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft.  Because the TSA’s proposed rules are subject to comment, any final rules may differ significantly from the proposed rules.  Accordingly, it is not yet possible to estimate the impact, if any, that the adoption of new rules by the TSA or any other additional security requirements may have on our results of operations.

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

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended			Percent Change	Nine Months Ended			Percent Change
	2005	2004			2005	2004
Revenues:
Package:
U.S. overnight box	$1,493	$1,385		8	$4,413	$4,080		8
U.S. overnight envelope	444	398		12	1,315	1,238		6
U.S. deferred	759	686		11	2,089	1,918		9
Total U.S. domestic package revenue	2,696	2,469		9	7,817	7,236		8
International Priority (IP)	1,514	1,271		19	4,491	3,684		22
Total package revenue	4,210	3,740		13	12,308	10,920		13
Freight:
U.S.	474	419		13	1,366	1,186		15
International	94	97		(3)	275	299		(8)
Total freight revenue	568	516		10	1,641	1,485		11
Other (1)	137	118		16	416	385		8
Total revenues	4,915	4,374		12	14,365	12,790		12
Operating expenses:
Salaries and employee benefits	1,961	1,855		6	5,723	5,495		4
Purchased transportation	216	177		22	613	504		22
Rentals and landing fees	411	388		6	1,193	1,142		4
Depreciation and amortization	199	203		(2)	598	610		(2)
Fuel	498	356		40	1,433	959		49
Maintenance and repairs	307	300		2	954	878		9
Business realignment costs	—	12		NM	—	423		NM
Airline Stabilization Act charge	—	—		NM	48	—		NM
Intercompany charges	382	350		9	1,118	1,039		8
Other	601	515		17	1,702	1,518		12
Total operating expenses	4,575	4,156		10	13,382	12,568		6
Operating income	$340	$218	(2)	56	$983	$222	(3)	343

Operating margin	6.9%	5.0	%(2)		6.8%	1.7	%(3)

Package Statistics (4)
Average daily package volume (ADV):
U.S. overnight box	1,217	1,197		2	1,182	1,178		—
U.S. overnight envelope	681	628		8	668	655		2
U.S. deferred	1,086	1,003		8	961	933		3
Total U.S. domestic ADV	2,984	2,828		6	2,811	2,766		2
IP	435	393		11	432	386		12
Total ADV	3,419	3,221		6	3,243	3,152		3

Revenue per package (yield):
U.S. overnight box	$19.79	$18.37		8	$19.66	$18.23		8
U.S. overnight envelope	10.51	10.06		4	10.35	9.95		4
U.S. deferred	11.26	10.85		4	11.44	10.82		6
U.S. domestic composite	14.57	13.86		5	14.63	13.77		6
IP	56.14	51.41		9	54.73	50.19		9
Composite package yield	19.86	18.43		8	19.97	18.23		10

Freight Statistics (4)
Average daily freight pounds:
U.S.	9,331	9,082		3	8,842	8,540		4
International	1,868	2,060		(9)	1,867	2,143		(13)
Total average daily freight pounds	11,199	11,142		1	10,709	10,683		—

Revenue per pound (yield):
U.S.	$0.82	$0.73		12	$0.81	$0.73		11
International	0.81	0.75		8	0.78	0.74		5
Composite freight yield	0.82	0.74		11	0.81	0.73		11

(1)  Other includes FedEx Trade Networks.

(2)  Includes $12 million of business realignment costs, described herein, which reduced operating margin by 28 basis points.

(3)  Includes $423 million of business realignment costs, described herein, which reduced operating margin by 330 basis points.

(4)  Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased in the third quarter of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic package revenues.  FedEx Express segment total revenues increased in the nine months of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic yields.  During the third quarter, IP revenues experienced solid growth of 19% on volume growth of 11% and a 9% increase in yield.  During the nine months of 2005, IP revenues experienced strong growth of 22% on volume growth of 12% and a 9% increase in yield.  Asia experienced substantial average daily volume growth during both the third quarter and nine months of 2005.  Outbound shipments from the United States, Europe and Latin America also continued to improve.  IP yield increased across all regions during the third quarter and nine months of 2005 due to higher fuel surcharge revenue, increases in international average weight per package and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

U.S. domestic composite yield increased 5% in the third quarter and 6% for the nine months of 2005, due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  U.S. domestic volumes at FedEx Express increased 6% in the third quarter and 2% for the nine months of 2005.  Freight revenue increased during the third quarter and nine months of 2005 due to higher yields and growth in U.S. domestic freight volumes, which more than offset the effect of lower international volumes.  We expect continuing decreases in international freight volumes as we prioritize sales efforts to fill space on international flights with higher yielding IP shipments.  In January 2005 we implemented an average list price increase of 4.6% on FedEx Express U.S. domestic shipments and U.S. outbound international shipments while we lowered our fuel surcharge index by 2%.

Fuel surcharge revenue was higher in the third quarter and nine months of 2005 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 6.0% and 13.0% during the nine months of 2005 and between 3.0% and 5.0% during the prior year period.  International fuel surcharges ranged between 3.0% and 13.0% during the nine months of 2005 and between 2.0% and 5.0% during the prior year period.

FedEx Express Segment Operating Income

Operating income at the FedEx Express segment increased during the third quarter and nine months of 2005.  The third quarter and nine months of 2004 included $12 million and $423 million, respectively, of costs related to our business realignment programs.  The savings from these programs were reflected in lower growth of salaries and employee benefits costs in the third quarter and nine months of 2005.  During the nine months of 2005, increases in revenues, savings from our business realignment programs, the timing of adjustments to fuel surcharges and ongoing cost control efforts more than offset salary increases, higher incentive compensation, purchased transportation, maintenance costs and an Airline Stabilization Act charge.

During the third quarter and nine months of 2005, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue more than offset higher jet fuel prices.  Purchased transportation costs increased for the third quarter and nine months of 2005 as IP volume growth led to an increase in contract pick-up and delivery services.  Depreciation and amortization expense decreased, reflecting lower capital spending over the past several years.  Higher maintenance costs during the third quarter and nine months of 2005 were driven by a higher utilization of aircraft and a higher average age of certain types of our aircraft.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2005	2004		2005	2004
Revenues	$1,200	$960	25	$3,447	$2,852	21
Operating expenses:
Salaries and employee benefits	214	183	17	624	547	14
Purchased transportation	464	367	26	1,330	1,076	24
Rentals	31	26	19	89	72	24
Depreciation and amortization	47	38	24	130	114	14
Fuel	11	4	175	31	9	244
Maintenance and repairs	28	22	27	80	69	16
Business realignment costs	—	1	NM	—	1	NM
Intercompany charges	124	107	16	358	312	15
Other	132	100	32	374	289	29
Total operating expenses	1,051	848	24	3,016	2,489	21

Operating income	$149	$112	33	$431	$363	19

Operating margin	12.4%	11.6%		12.5%	12.7%

Average daily package volume (1)	2,660	2,296	16	2,609	2,250	16
Revenue per package (yield) (1)	$6.79	$6.52	4	$6.60	$6.44	2

(1)  Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during the third quarter and nine months of 2005 principally due to higher volumes.  While average daily volume growth was led by continued growth of our home delivery service, average daily volumes increased across virtually all of our service lines.  The results of operations of FedEx SmartPost have been included from the date of its acquisition, September 12, 2004, and contributed nominally to revenue growth in the three and nine months of 2005.  Yield improvement, as well as one additional day in the third quarter and two additional operating days in the nine months of 2005, also contributed to revenue growth.

Yield at FedEx Ground increased during the third quarter and nine months of 2005 primarily due to higher extra service revenue and general rate increases, partially offset by higher incentives and a lower average weight per package.  In January, we implemented an average list price increase of 2.9% on FedEx Ground services.  In addition, FedEx Ground reintroduced an indexed fuel surcharge for all shipments effective January 3, 2005.  This surcharge was 2.0% in both January and February of 2005.  The fuel surcharge had been discontinued on January 5, 2004.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 33% during the third quarter and 19% for the nine months of 2005 as revenue growth and productivity more than offset higher operating expenses.  Purchased transportation increased at a higher rate than revenue primarily due to the impact of higher fuel costs on contractor settlements, the acquisition of FedEx SmartPost and a change in the mix of business at FedEx Supply Chain Services.  Salaries and employee benefits, as well as other operating costs, increased in the third quarter and nine months of 2005 principally due to increases in staffing and facilities to support volume growth.  Also, during the nine months of 2005, FedEx Supply Chain Services incurred a $10 million charge in other operating expenses for the termination of a vendor agreement.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses and operating income (dollars in millions) and selected statistics for the three- and nine-month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2005	2004		2005	2004
Revenues	$747	$630	19	$2,374	$1,931	23
Operating expenses:
Salaries and employee benefits	404	346	17	1,220	1,031	18
Purchased transportation	71	59	20	243	179	36
Rentals and landing fees	25	25	—	76	74	3
Depreciation and amortization	25	24	4	75	69	9
Fuel	61	43	42	180	121	49
Maintenance and repairs	33	28	18	95	84	13
Intercompany charges	6	5	20	19	15	27
Other	68	63	8	207	194	7
Total operating expenses	693	593	17	2,115	1,767	20

Operating income	$54	$37	46	$259	$164	58

Operating margin	7.2%	5.9%		10.9%	8.5%

Average daily LTL shipments (in thousands)	60	55	9	63	56	13
Weight per LTL shipment (lbs)	1,129	1,121	1	1,129	1,119	1
LTL yield (revenue per hundredweight)	$15.58	$14.35	9	$15.36	$14.21	8

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 19% in the third quarter and 23% in the nine months of 2005 due to year-over-year growth in average daily LTL shipments and LTL yield.  Market share gains driven in part by brand awareness, along with a stronger economy, contributed to the significant increase in average daily LTL shipments.  LTL yield grew during the third quarter and nine months of 2005, reflecting incremental fuel surcharges due to higher fuel prices, growth in our interregional freight service and higher rates.  Also, the nine months of 2005 had one additional LTL operating day than the prior year.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased during the third quarter and nine months of 2005 primarily due to LTL revenue growth, as well as our ability to manage costs during a period of substantial growth.  Higher fuel surcharges and productivity gains contributed to improved operating margin in the third quarter and nine months of 2005 in spite of higher salaries and employee benefits, purchased transportation and fuel costs.  Salaries and employee benefits costs increased in the third quarter and nine months of 2005 principally due to increases in staffing to support volume growth and higher incentive compensation.  Purchased transportation increased due to growth in our interregional freight service.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses and operating income and margin (dollars in millions) for the three- and nine-month periods ended February 28, 2005:

	Three Months Ended	Nine Months Ended

Revenues	$499	$1,513
Operating expenses:
Salaries and employee benefits	185	553
Rentals	103	327
Depreciation and amortization	36	100
Maintenance and repairs	17	36
Intercompany charges	(1)	5
Other operating expenses:
Supplies, including paper and toner	70	232
Other	78	201
Total operating expenses	488	1,454

Operating income	$11	$59

Operating margin	2.2%	3.9%

FedEx Kinko’s Segment Operating Results

The FedEx Kinko’s segment was formed in the fourth quarter of 2004, following the acquisition of Kinko’s, Inc. on February 12, 2004. During the nine months of 2005, FedEx Kinko’s focused its efforts on integrating a full range of FedEx service offerings and attracting a larger share of the commercial document solutions and business services market.

FedEx Kinko’s revenues and operating margin during the third quarter of 2005 reflect a decrease in business levels as compared to the second quarter of 2005 due to the slower winter months.  During the third quarter and the nine months of 2005, revenues reflect continued international expansion and a strong demand for signs and graphics and retail services, while the demand for domestic copy products has weakened.

The operating margins for the third quarter and nine months of 2005 were adversely impacted by integration activities, including facility rebranding expenses, ramp-up costs associated with the offering of packaging and shipping services at its U.S. locations, and the centralization of the FedEx Kinko’s corporate support operations.  Costs associated with the integration of FedEx Kinko’s will continue throughout the remainder of 2005.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.1 billion at February 28, 2005, compared to $1.0 billion at May 31, 2004.  The following table provides a summary of our cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004 (in millions):

	2005	2004

Operating activities:
Net income	$1,001	$426
Noncash charges and credits	1,120	1,087
Changes in operating assets and liabilities	(161)	219
Net cash provided by operating activities	1,960	1,732

Investing activities:
Business acquisitions, net of cash acquired	(122)	(2,410)
Capital expenditures and other investing activities	(1,651)	(878)
Net cash used in investing activities	(1,773)	(3,288)

Financing activities:
Proceeds from short-term borrowings, net	—	1,929
Principal payments on debt	(173)	(300)
Repurchase of treasury stock	—	(179)
Dividends paid	(63)	(48)
Other financing activities	87	91
Net cash (used in) provided by financing activities	(149)	1,493

Net increase (decrease) in cash and cash equivalents	$38	$(63)

Cash Provided by Operating Activities. Cash flows from operating activities for the nine months of 2005 improved 13% versus the comparable 2004 period.  Increased earnings in the nine months of 2005 were partially offset by higher voluntary contributions to our U.S. domestic pension plan, an increase in receivables driven by revenue growth and by the payout of previously accrued amounts related to our 2004 annual incentive compensation plans.

Pension Contributions.  Net cash provided by operating activities reflect voluntary U.S. domestic pension plan contributions of $460 million in the nine months of 2005 ($160 million during the third quarter) and $320 million in the nine months of 2004.

Cash Used for Investing Activities.  Investing activities reflect the $122 million of cash used to acquire FedEx SmartPost in the second quarter of 2005.  Capital expenditures during the nine months of 2005 were 86% higher than the prior year period primarily due to aircraft expenditures at FedEx Express to support IP volume growth.  See “Capital Resources” below for further discussion.

Debt Financing Activities.  From time to time, we finance certain operating and investing activities through the issuance of commercial paper.  Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and reduces the amount available under these agreements.  At February 28, 2005, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements were available for future borrowings. The agreements contain covenants requiring us to maintain certain fixed charge coverage and leverage ratios.  We are in compliance with all covenants of our credit agreements and do not expect the covenants to significantly affect our operations or ability to pay dividends.  See Note 3 of the accompanying unaudited financial statements for further discussion of these credit facilities.

Cash Used for Share Repurchases.  We did not repurchase any shares during the nine months of 2005.  During the nine months of 2004, we repurchased 2,625,000 shares at an average price of $68.14 per share, which decreased cash flows by approximately $179 million.  Based on our current financing strategy, we are issuing new shares in connection with our equity compensation programs rather than utilizing treasury shares.  A total of 5.75 million shares remain under existing share repurchase authorizations.

Dividends.  Dividends paid in the nine months of 2005 and 2004 were $63 million and $48 million, respectively.  On February 18, 2005, our Board of Directors declared a dividend of $0.07 per share of common stock.  The dividend is payable on April 1, 2005 to stockholders of record as of the close of business on March 11, 2005.

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

The following table compares capital expenditures by asset category and reportable segment for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 (in millions):

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2005	2004		2005	2004
Aircraft and related equipment	$215	$126	71	$769	$303	154
Facilities and sort equipment	124	75	65	345	220	57
Information and technology investments	59	50	18	226	160	41
Vehicles	44	16	175	214	152	41
Other equipment	44	17	159	107	57	88
Total capital expenditures	$486	$284	71	$1,661	$892	86

FedEx Express segment	$255	$160	59	$898	$422	113
FedEx Ground segment	111	73	52	335	231	45
FedEx Freight segment	36	12	200	180	98	84
FedEx Kinko’s segment (1)	40	—	NM	101	—	NM
Other	44	39	13	147	141	4
Total capital expenditures	$486	$284	71	$1,661	$892	86

(1) The FedEx Kinko’s segment was formed in the fourth quarter of 2004 following the acquisition of Kinko’s, Inc. on February 12, 2004.

Capital expenditures during the third quarter and nine months of 2005 were higher than the prior year period primarily due to aircraft expenditures at FedEx Express to support IP volume growth.  FedEx Ground continues to expand its network and is on track to increase daily package processing capacity to 4.9 million by 2010.  For all of 2005, we expect capital expenditures of approximately $2.3 billion, compared to $1.3 billion in 2004.  The expected year-over-year increase will fund additional aircraft capacity for FedEx

Express, primarily to support IP volume growth.  Also, additional investments will be made in the FedEx Ground and FedEx Freight networks to support growth in customer demand.

Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance.  While we also pursue market opportunities to purchase aircraft when they become available, we must make commitments regarding our airlift requirements years before aircraft are actually needed.  We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically in growing business segments.

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2005.  Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.  Other than the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at February 28, 2005.

	Payments Due by Fiscal Year (in millions)
	2005 (1)	2006	2007	2008	2009	There- after	Total

Amounts reflected in Balance Sheet:
Long-term debt	$609	$265	$844	$—	$499	$788	$3,005
Capital lease obligations (2) (3)	14	122	22	99	11	225	493

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (3)	233	576	308	237	663	1,441	3,458
Interest on long-term debt	33	134	107	83	83	1,729	2,169
Operating leases (3)	423	1,587	1,450	1,330	1,158	8,203	14,151

Total	$1,312	$2,684	$2,731	$1,749	$2,414	$12,386	$23,276

(1)  Cash obligations for the remainder of 2005.

(2)  Capital lease obligations represent principal and interest payments.

(3)  See Note 7 to the accompanying unaudited financial statements.

In accordance with accounting principles generally accepted in the United States, we have certain contingent liabilities that are not accrued in our balance sheet.  These contingent liabilities are not included in the table above.

Amounts Reflected in Balance Sheet

We have other commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit.  These instruments are generally required under certain U.S. self-insurance programs and are also used in the normal course of international operations.  While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with them because the underlying liabilities are already reflected in our balance sheet.

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

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, which are primarily fixed rate.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2005.  In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”).  At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.  Credit rating agencies routinely use this information concerning minimum lease payments required for our operating leases to calculate our debt capacity.  In addition, we have guarantees under certain operating leases, amounting to $40 million as of February 28, 2005, for the residual values of vehicles and facilities at the end of the respective operating lease periods.  Although we expect that some of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements.  Accordingly, no material accruals have been recognized for these guarantees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2005, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report.  While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars.  The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro.  Foreign currency fluctuations during the three- and nine-month periods ended February 28, 2005 and February 29, 2004, did not have a material effect on our results of operations.

Item 4.  Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of February 28, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5. Other Information

Poison Pill Policy

As part of its annual review of our Corporate Governance Guidelines, our Board of Directors adopted a shareholder rights plan ("poison pill") policy on March 14, 2005.  Under the terms of the policy, the Board must obtain stockholder approval prior to adopting a poison pill unless the Board, including a majority of the independent members of the Board, in the exercise of its fiduciary responsibilities, determines that, under the circumstances then existing, it would be in the best interests of FedEx and its stockholders to adopt a poison pill without prior stockholder approval.  If a poison pill is adopted by the Board without prior stockholder approval, the poison pill must provide that it will expire within one year of adoption unless ratified by stockholders.

The poison pill policy has been incorporated into FedEx's Corporate Governance Guidelines, which are available in the corporate governance section of the Investor Relations page of our Web site at http://www.fedex.com/us/investorrelations.  The information on our Web site, however, does not form part of this Report.

Retirement of FedEx Executive Vice President, General Counsel and Secretary

On March 14, 2005, FedEx announced that Kenneth R. Masterson, FedEx's Executive Vice President, General Counsel and Secretary, will retire effective June 1, 2005.  Mr. Masterson will serve as a consultant to FedEx after his retirement.  Mr. Masterson will be succeeded by Christine P. Richards, who is currently FedEx's Corporate Vice President of Customer and Business Transactions and the General Counsel of FedEx Services.  Ms. Richards, age 50, has served in various capacities with FedEx since 1984.

Item 6.  Exhibits

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

FEDEX CORPORATION

Date:	March 18, 2005	/s/ JOHN L. MERINO
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