Form 10-K
period 2005-05-31
FEDEX CORP
filed 2005-07-14
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005.
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2004, was approximately $26.6 billion. The Registrant has no non-voting stock.

As of July 11, 2005, 302,630,105 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2005 annual meeting of stockholders to be held on September 26, 2005 are incorporated by reference in response to Part III of this Report.

TABLE OF CONTENTS

		Page
PART I
ITEM 1.	Business	3
ITEM 2.	Properties	22
ITEM 3.	Legal Proceedings	26
ITEM 4.	Submission of Matters to a Vote of Security Holders	26
	Executive Officers of the Registrant	26
PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	30
ITEM 6.	Selected Financial Data	30
ITEM 7.	Management’s Discussion and Analysis
	of Results of Operations and Financial Condition	30
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 8.	Financial Statements and Supplementary Data	30
ITEM 9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	31
ITEM 9A.	Controls and Procedures	31
ITEM 9B.	Other Information	31
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	31
ITEM 11.	Executive Compensation	31
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	32
ITEM 13.	Certain Relationships and Related Transactions	32
ITEM 14.	Principal Accounting Fees and Services	32
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	32
FINANCIAL SECTION
Table of Contents		35
Management’s Discussion and Analysis		36
Consolidated Financial Statements		67
Other Financial Information		105
EXHIBITS
Exhibit Index		E-1

PART I

ITEM 1.   BUSINESS

Overview

FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services with companies that operate independently and compete collectively under the respected FedEx brand. These companies are included in four reportable business segments:

•  FedEx Express:   Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc. (“FedEx Trade Networks”), which provides international trade services, specializing in customs brokerage and global cargo distribution.

•  FedEx Ground:   FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading provider of small-package ground delivery service. FedEx Ground provides low-cost residential delivery to nearly 100% of U.S. residences through FedEx Home Delivery. The FedEx Ground segment also includes FedEx SmartPost, Inc. (“FedEx SmartPost”), which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service for final delivery to residences, and FedEx Supply Chain Services, Inc. (“FedEx Supply Chain Services”), which offers supply chain solutions.

•  FedEx Freight:   FedEx Freight Corporation (“FedEx Freight”) is a leading U.S. provider of regional next-day and second-day and interregional less-than-truckload (“LTL”) freight services. The FedEx Freight segment also includes FedEx Custom Critical, Inc. (“FedEx Custom Critical”), North America’s largest time-specific, critical shipment carrier, and Caribbean Transportation Services, Inc., the leading provider of airfreight forwarding services between the United States and Puerto Rico.

•  FedEx Kinko’s:   FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”) is a leading provider of document solutions and business services. FedEx’s Kinko’s global network of digitally-connected locations offers access to technology for black & white and color copying/printing, finishing and presentation services, signs and graphics, Internet access, videoconferencing, outsourcing, managed services, Web-based printing, document management solutions, the full range of FedEx day-definite ground shipping and time-definite global express shipping services, and a variety of other retail services and products, including office supplies.

For financial information concerning our reportable business segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.

Our Web site is located at fedex.com. Detailed information about our services and our e-commerce tools and solutions can be found on our Web site. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our Web site, as soon as reasonably practicable after they are filed with or furnished to the SEC. These and other SEC filings are available through the Investor Relations page of our Web site, the address of which is http://www.fedex.com/us/investorrelations. The information on our Web site, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Strategy

FedEx was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express and each of our other operating companies. Through our holding company and FedEx Corporate Services, Inc. (“FedEx Services”), we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We intend to continue to leverage and extend one of our greatest assets, the FedEx brand, and to provide our customers with convenient, seamless access to our entire portfolio of integrated business solutions. We are pursuing a number of initiatives to continue to enhance the FedEx customer experience, including improving the capabilities of our sales professionals. For instance, through our FedEx OneCall program, we assign a single customer service agent to handle virtually all issues of a customer’s account.

We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our package delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipment tracking, customer service and invoicing information and FedEx Kinko’s office and print services.

We manage our business as a portfolio—in the best interest of FedEx as a whole, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery and information technology networks, and service additions or enhancements on achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our earnings performance and cash flow. As an example of our commitment to managing collaboratively, certain of our management incentive compensation programs are tied in part to the performance of FedEx as a whole.

While we have increased our emphasis on competing collectively and managing collaboratively, we continue to believe that operating independent networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each business unit. Each FedEx company is free to focus exclusively on the market sectors in which it has the most expertise. Everything about each company—operations, cost structure, policies and culture—is designed to serve the unique customer needs of a particular market segment.

Our “operate independently, compete collectively, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate. For example,

•  To accommodate international growth at FedEx Express, we have added flights, purchased aircraft, increased capacity and improved services to and from Europe and Asia based on the growth prospects of these regions.

•  We are expanding network capacity at our growing FedEx Ground and FedEx Freight companies. For instance, we expect to increase FedEx Ground’s daily package pick-up capacity to approximately five million by 2010.

On the other hand, we have streamlined resources within the U.S. domestic FedEx Express network, based on its slower growth rates. We continue to implement focused strategies to improve our productivity and operational efficiency and to increase usage of FedEx Express’s U.S. domestic services.

We believe the following four trends continue to drive world commerce and shape the global marketplace:

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

•  Globalization:   As the world’s economy becomes more fully integrated, and as barriers and borders to trade continue to decrease, companies are sourcing and selling globally. The increase in global sourcing and selling has led companies to streamline their supply chains and open new markets. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities. According to the Boeing Company’s World Air Cargo Forecast Team, air cargo traffic will expand at an average annual rate of 6.2% for the next two decades, and express air cargo has grown at more than twice the rate of total worldwide air cargo traffic, averaging more than 16% annually over the last decade. According to Air Cargo World magazine, FedEx Express has the largest share of the global air cargo market and thus received a number one ranking in the magazine’s “World’s Top 50 Cargo Airlines” list during 2005.

•  Supply Chain Acceleration:   As the economy has become increasingly global, it has also become more fast-paced. Businesses cannot wait weeks to source components and finished goods from around the world, especially in high-tech industries with high obsolescence rates. As a result, companies of all sizes depend on the delivery of just-in-time inventory to help them compete faster and more efficiently. We have taken advantage of the move toward faster, more efficient supply chains by helping customers substitute near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

•  Growth of the Internet and E-Commerce:   According to Forrester Research, U.S. online retail sales are forecasted to more than double in the next six years—from $144 billion in calendar 2004 to $316 billion in calendar 2010. E-commerce acts as a catalyst for the other three trends and is a vital growth engine for businesses today. It makes low-cost information available to anyone with Internet access, regardless of time or space. It enables small and mid-sized companies to source and sell globally, just like large corporations.

We continue to position our companies to capitalize on these trends and move toward even stronger long-term growth, productivity and profitability by:

•  Optimizing and expanding our worldwide FedEx Express network, particularly in key markets such as China, India and Eastern Europe.

•  Aggressively growing the capacity of our FedEx Ground and FedEx Freight networks.

•  Restricting further growth in our cost structure, especially at FedEx Express within the U.S.

•  Emphasizing the “compete collectively” part of our core strategy through service improvements and focusing our employees and contractors on delivering the best customer experience in the industry, resulting in better alignment across the entire FedEx network.

•  Integrating and expanding FedEx Kinko’s, which will further increase our retail presence for FedEx shipping services and offer growth opportunities in commercial document solutions and other business services.

We acquired FedEx Kinko’s in February 2004 and have moved quickly to implement our retail vision. We have completed the rebranding of Kinko’s locations as FedEx Kinko’s Office and Print Centers and converted 176 FedEx World Service Centers into full-service FedEx Kinko’s Ship Centers. We also opened 48 new FedEx Kinko’s locations, including 30 internationally, during 2005. In addition, FedEx Kinko’s has expanded its service offerings. For example, we have:

•  Launched the full range of FedEx Express and FedEx Ground services at virtually all U.S. locations and added packing supplies and boxes to the retail product assortment (we are also adding FedEx shipping services at FedEx Kinko’s international locations);

•  Launched packing services—creating a complete “pack-and-ship” solution—at virtually all U.S. FedEx Kinko’s Office and Print Centers;

•  Completed the roll-out of T-Mobile HotSpot Wi-Fi wireless broadband Internet access at nearly all U.S. locations; and

•  Launched File, Print FedEx Kinko’s, an innovative software tool developed with Microsoft that allows customers to access the full range of FedEx Kinko’s copying and printing services from their desktop.

FedEx Kinko’s redefines the future of the business services marketplace by serving as a complete office on the road for business customers. FedEx Kinko’s creates a one-stop resource, offering the industry’s broadest range of business services, including document services, retail products and services, large format signs and graphics and other services. FedEx Kinko’s retail network of approximately 1,440 staffed locations also substantially increases customer access to FedEx Express and FedEx Ground services.

Reputation and Responsibility

By competing collectively under the FedEx banner, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2005:

•  FedEx ranked in the top ten of FORTUNE magazine’s “America’s Most Admired Companies” and “World’s Most Admired Companies” lists for the fourth consecutive year and ranked first in the magazine’s “Delivery” industry list.

•  For the second consecutive year, FedEx ranked in the top ten in “corporate reputation” in The Wall Street Journal’s Harris Interactive/Reputation Institute RQ Gold Survey.

•  FedEx continued to rank highest in customer satisfaction in the University of Michigan Business School National Quality Research Center’s American Customer Satisfaction Index in the express delivery category.

•  FedEx ranked in the top 25 of InformationWeek magazine’s “InformationWeek 500” list of the most innovative users of information technology.

FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in social and environmental responsibility and corporate governance. Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2005, we were listed among FORTUNE’s “100 Best Companies to Work for in

America,” a list that we have made every year it has been published, and Computerworld magazine’s “100 Best Places to Work in IT.”  It is our people—our greatest asset—that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 250,000 employees and contractors who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare.

Community

We are committed to causes that help improve the communities where we live and work, all around the world. As an example, we routinely donate our transportation equipment and services to deliver aid to disaster sites and to support charitable causes. For instance, in response to the catastrophic earthquake and tsunamis that struck Southeast Asia in December 2004, we transported over 640 tons (1.28 million pounds) of medicine, relief supplies and water purification systems to that region. In addition to corporate philanthropy and employee volunteerism, we develop strategic relationships with charitable organizations that share our values, including:

•  United Way of America:   We believe the United Way is one of the most effective and efficient ways of meeting community needs. FedEx supports a yearly fundraising campaign company-wide, and FedEx employee volunteers donate thousands of hours each year to support United Way community efforts.

•  American Red Cross:   FedEx works with the Red Cross to provide a quick response to disasters around the world. FedEx uses its logistics and transportation expertise to provide complimentary shipping of emergency supplies and assists with financial support. In 2005, FedEx worked with the Red Cross to transport essential disaster relief items to victims of Hurricane Ivan.

•  National SAFE KIDS Campaign:   Reflecting the fact that safety is one of our top priorities, FedEx is the sole corporate sponsor of SAFE KIDS “Walk This Way,” a global program that advocates child pedestrian safety and teaches children, parents and communities how to prevent pedestrian accidents.

•  ORBIS International:   FedEx helps ORBIS International provide eye care and treatment to people in developing countries. For example, FedEx provides free aircraft maintenance and volunteer pilots for ORBIS’s “flying eye hospital”—a converted DC-10 aircraft equipped with surgical and training facilities.

•  National Civil Rights Museum:   FedEx serves as a major corporate sponsor of the National Civil Rights Museum, which educates the public on the lessons of the civil rights movement in the United States and its impact and influence on the human rights movement worldwide.

•  March of Dimes:   FedEx is a national sponsor of March of Dimes’ WalkAmerica, and thousands of FedEx employees participate in it and other events that raise funds to help improve the health of babies by preventing birth defects and infant mortality.

Environment

We are committed to protecting the environment. FedEx evaluates the environmental impacts of FedEx packaging products and minimizes waste generation through efforts that include recycling and pollution prevention. In 2005, we increased the post-consumer recycled content of the standard white paper used at FedEx Kinko’s Office and Print Centers from 10 percent to 30 percent. The new copy paper reflects FedEx Kinko’s longstanding dedication to protecting the environment and its global commitment, which sets standards for incorporating sustainable business practices that generate economic, social and environmental value today and for future generations.

FedEx is actively involved in efforts to promote cleaner air by reducing emissions through efficient route planning and the use of clean, alternative and renewable energy sources. For example, the FedEx Express OptiFleet E700 hybrid electric vehicle decreases particulate emissions by 96 percent and increases fuel efficiency by 50 percent. In April 2005, we announced plans to add up to 75 of these hybrid electric vehicles to our already existing fleet of 18 in the next twelve months, contingent on pricing and availability. In 2005, FedEx Express constructed California’s largest corporate solar electric system atop its regional hub in Oakland. FedEx Express is also modernizing its aircraft fleet, retiring and replacing its older Boeing 727s with more fuel-efficient and quieter planes, which will have the effect of reducing greenhouse gas emissions and airport noise.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. Reflecting this commitment, we have embraced the spirit of corporate governance reform rather than merely meeting the minimum compliance standards set forth in the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange’s corporate governance listing standards. We were proactive in early compliance with many aspects of those laws and have implemented many governance enhancements that go well beyond those legal requirements. For example, during the past two years, we:

•                    Added four highly qualified, independent directors to the Board:  August A. Busch IV, the president of Anheuser-Busch, Inc.; John A. Edwardson, the chairman and chief executive officer of CDW Corporation; J. Kenneth Glass, the chairman, president and chief executive officer of First Horizon National Corporation; and Charles T. Manatt, a partner and co-founder of Manatt, Phelps & Phillips, LLP.

•                    Amended our Bylaws, with stockholder approval, to eliminate the classified structure of the Board and allow for the annual election of all directors. As a result, beginning with the September 26, 2005 annual meeting, all Board members will stand for election annually.

•                    Adopted a policy requiring stockholder approval for any future “poison pill” prior to or within twelve months after adoption of the poison pill. (A poison pill is a device used to deter a hostile takeover. Note that FedEx does not currently have, nor have we ever had, a poison pill.)

•                    Established a stock ownership goal for senior officers, including a recommendation that each officer and each Board member retain stock acquired upon stock option exercises until his or her goal is met. The Board of Directors has long had a stock ownership goal for non-management directors.

In addition, we have made compliance with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 one of our highest priorities, and we have leveraged this expensive and time-consuming effort to further improve our already rigorous disclosure controls and procedures and effective internal control over financial reporting. Our goal was not only to comply with the law, but also to build upon a process that will further enhance a strong controls mindset across FedEx today and in the future.

We have a Code of Business Conduct & Ethics, which applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. Our Code of Business Conduct & Ethics is available in the corporate governance section of the Investor Relations page of our Web site at http://www.fedex.com/us/investorrelations. In addition, we intend to post in the corporate governance section of the Investor Relations page of our Web site information regarding any amendment to, or waiver from, the provisions of our Code of Business Conduct & Ethics to the extent such disclosure is required. The information on our Web site, however, does not form part of this Report.

Business Segments

The following describes in more detail the operations of each of our business segments, as well as FedEx Services:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to more than 220 countries and territories. FedEx Express offers time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with its leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs more than 138,000 employees and operates approximately 50,000 drop-off locations, 670 aircraft and 45,000 vehicles and trailers in its integrated global network.

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

International express delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx Express also offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Technology.”

International Expansion

FedEx Express is focused on further expanding its international presence, especially in key markets such as China. For example, we recently announced plans to build a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China to better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.  The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. We began serving China in 1984 and, since that time, have expanded our service to cover more than 200 cities across the country with plans to add 100 additional cities over the next few years. We launched the industry’s first direct flight from southern China to North America, and in 2005, we established a new regional headquarters in Shanghai. The new regional structure there provides broader expertise and expanded resources and service offerings to mainland customers as part of our long-term commitment to China.

FedEx Express has more all-cargo flights to and from China than any other U.S. airline. In June 2004, the United States and the People’s Republic of China signed a new aviation accord that will further facilitate trade to and from China. The agreement, which extends through 2010, provides for 111 new weekly U.S.-China flights for U.S. cargo airlines such as FedEx Express. The U.S. Department of Transportation (“DOT”) is responsible for allocating the new flights. In October 2004, the DOT awarded FedEx Express 12 additional weekly flights to China, giving us a total of 23 weekly flights to China. Also, FedEx Express has received tentative DOT approval for three more weekly flights to China, effective March 2006, which will bring our total to 26.

In 2005, we launched a daily direct flight from Shanghai to Frankfurt, Germany—the express air cargo industry’s first direct flight from mainland China to Europe—further expanding our airlift capacity from China. The new China-Europe flight forms an important link in the FedEx global network, connecting the United States, Asia and Europe. It is part of a new westbound around-the-world lane that originates and terminates in Memphis, Tennessee and provides connections via the FedEx AsiaOne network to and from more than 130 cities in northern and eastern China. Additionally, the flight links key manufacturing regions in Germany into the FedEx network, while other parts of Europe connect with the FedEx EuroOne network via our Paris hub. We also introduced five weekly direct flights from Cologne, Germany to Memphis during 2005. The flights will provide next-business day service improvements for shippers in the industrial heartland of Germany, as well as key markets in Belgium and the Netherlands. The flight increases westbound trans-Atlantic capacity by 20 percent, and shippers in western Germany will benefit from later pick-up times. FedEx Express already provides direct flights from Stansted, England; Paris, France; and Frankfurt, Germany to our U.S. hub locations.

Through an alliance with La Poste, one of the world’s leading postal organizations, customers of Chronopost International, a subsidiary of La Poste, have access to the FedEx Express air network. Additionally, FedEx customers in France and Belgium have benefited from the enhanced ground infrastructure of La Poste.

In anticipation of our future needs, we have agreed to purchase ten Airbus A380 aircraft, with deliveries beginning in 2009. FedEx Express will be the first company to take delivery of the Airbus A380 freighter and the first to deploy the plane into service. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of the FedEx Express global network later this decade. To facilitate the use of our growing international network, we offer strong international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreements

Under two agreements with the U.S. Postal Service that run through August 2008, FedEx Express provides air capacity for transportation of Priority, Express and First-Class Mail and has placed approximately 5,000 drop boxes at U.S. Post Offices in approximately 325 metropolitan areas. In November 2004, the air transportation agreement was amended to allow us to continue carrying incremental pounds of mail through May 31, 2006 at higher committed volumes than required under the original agreement.

In 2005, the U.S. Postal Service chose FedEx Express as the provider of transportation and delivery for the international delivery service called Global Express Guaranteed (GXG). The service, which is available at over 8,100 postal locations, offers international express delivery with a money-back guarantee (subject to certain limitations). Customers bring their packages to a U.S. Post Office where they fill out the GXG air waybill, pay postage and fees and drop off their packages. The U.S. Postal Service tenders the packages to FedEx Express, and FedEx Express provides transportation and delivery to the ultimate international destination.

Pricing

FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2005, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

FedEx Express has a dynamic fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2005 was based on the spot price for jet fuel published for April 2005. Changes to the FedEx Express fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, Philippines serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. In 2005, FedEx Express opened a new facility in Miami—the Miami Gateway Hub—which serves our South Florida, Latin American and Caribbean markets. Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K under the caption “FedEx Express Segment.”  In some international areas, where low package traffic makes FedEx Express’s direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

FedEx Kinko’s offers retail access to FedEx Express shipping services at all of its U.S. locations and is adding FedEx Express shipping services at its international locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices.

Fuel Supplies and Costs

During 2005, FedEx Express purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our dynamic fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for aviation fuel and its percentage of FedEx’s revenues for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of FedEx’s Revenues
2005	$1,780	6.1%
2004	1,160	4.7
2003	1,058	4.7
2002	852	4.1
2001	872	4.4

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

Competition

The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings. Competitors in these markets include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), DHL, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service.

FedEx Express’s principal competitors in the international market are DHL, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, freight forwarders, passenger airlines and all-cargo airlines. FedEx Express currently provides customs-cleared, door-to-door service with custodial control to more international locations than its competitors. Many of FedEx Express’s competitors in the international market, however, are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2005, FedEx Express employed approximately 87,100 permanent full-time and 51,000 permanent part-time employees, of which approximately 18% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 17% of all employees. FedEx Express believes its relationship with its employees is excellent.

The pilots of FedEx Express are represented by the Air Line Pilots Association, International (“ALPA”), and have been employed under a collective bargaining agreement since May 31, 1999. The current agreement did not expire, but became amendable on May 31, 2004. Negotiations with ALPA to reach a new labor agreement began in March 2004 and remain underway. We will continue to operate under our current agreement while we negotiate with our pilots.

Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

FedEx Trade Networks

FedEx Trade Networks is a leading provider of international trade services, specializing in customs brokerage and global cargo distribution. Its value-added products and services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and a set of integrated international shipping resources known as Global Trade Tools. FedEx Trade Networks has approximately 3,300 employees and 160 offices in 90 locations throughout North America. Offices are also maintained in major Asian markets through dedicated agents.

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

FedEx Ground Segment

FedEx Ground

Overview

By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back-guaranteed ground package delivery services. FedEx Ground serves customers in the North American small-package market, focusing primarily on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the United States population and overnight service up to 400 miles to nearly 100% of the United States population. Through a subsidiary, service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Puerto Rico, Alaska and Hawaii via a ground/air network operation coordinated with other transportation providers.

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. In addition, to meet growing customer demand for its services, FedEx Ground is in the midst of a major network capacity expansion program, which is expected to increase its daily package pick-up capacity to approximately five million by 2010. The multi-phase plan includes the addition of nine new hubs, the expansion of approximately 30 existing hubs and the expansion or relocation of more than 290 existing facilities. Each of the new hubs will feature the latest automated sorting technology. Two of the nine new hubs already have been opened in the metro areas of Dallas and Cincinnati, and two others are under construction in the metro areas of Memphis and Hagerstown, Maryland. In 2005, FedEx Ground selected the Atlanta metro area as the site for another of its new hubs.

In addition to the continuing success of FedEx Ground’s business-to-business service, the increasing popularity of FedEx Home Delivery, which reaches nearly 100% of U.S. residences, has driven growth in the company’s package volumes and financial results. FedEx Home Delivery is the only service dedicated exclusively to meeting the delivery needs of residential customers. No other carrier provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and also offers a money-back guarantee. To maintain a low-cost structure, FedEx Home Delivery leverages the FedEx Ground network for pickup, package sorting and linehaul operations.

In 2005, FedEx acquired the Parcel Direct division of Quad/Graphics to expand its portfolio of residential delivery services. Parcel Direct, a leading national small-parcel consolidator, was renamed FedEx SmartPost and is now a subsidiary of FedEx Ground. FedEx SmartPost specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the U.S. Postal Service for final delivery to residences. FedEx SmartPost’s customers include e-tailers and catalog companies. Through its network of 12 distribution hubs and 750 employees, FedEx SmartPost provides delivery Monday through Saturday to all residential addresses in the U.S., including P.O. Boxes and military destinations.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, during 2005, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Ground location.

Effective January 3, 2005, FedEx Ground reinstated an indexed fuel surcharge, which applies to all shipments. The surcharge percentage is subject to monthly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2005 was based on the average diesel fuel price published for April 2005. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 515 facilities and 28 hubs (as of May 31, 2005) in the U.S. and Canada. FedEx Ground conducts its operations primarily with 18,000 owner-operated vehicles and 19,700 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

Advanced automated sorting technology is used to streamline the handling of approximately 2.6 million daily packages with each hub processing an average of 17,000 packages per hour. Using overhead laser and six-sided charge-coupled device (CCD) scan technologies, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and

Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides multiple-carrier shipment tracing and proof-of-delivery signature functionality through the FedEx Web site, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Technology.”

FedEx Kinko’s offers retail access to FedEx Ground shipping services at all its U.S. locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.

As of May 31, 2005, FedEx Ground had approximately 38,200 employees and 13,400 independent contractors. Although FedEx Ground believes its relationship with its employees and independent contractors is excellent, the company is involved in numerous purported class-action lawsuits and other proceedings in which the threshold issue is whether some or all of FedEx Ground’s owner-operators are in fact employees, rather than independent contractors. For a description of these proceedings, see Note 19 of the accompanying consolidated financial statements.

Daniel J. Sullivan is the President and Chief Executive Officer of FedEx Ground, which is headquartered in Pittsburgh, Pennsylvania. FedEx Ground’s primary competitors are UPS, DHL and the U.S. Postal Service.

FedEx Supply Chain Services

FedEx Supply Chain Services offers a range of supply chain solutions, including transportation management, fulfillment and fleet services. FedEx Supply Chain Services focuses on information technology-sensitive business to meet the needs of its customers and to drive transportation business to other FedEx operating companies. FedEx Supply Chain Services’ service offerings use advanced electronic data interchanges to speed communications between customers and their suppliers, resulting in more cost-effective solutions and enhanced levels of customer service.

FedEx Freight Segment

FedEx Freight

FedEx Freight provides regional next-day and second-day and interregional LTL freight services and is known for its exceptional service, reliability and on-time performance. Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides regional LTL freight service to virtually all U.S. ZIP Codes, including Alaska and Hawaii. FedEx Freight also offers a premium service between all regions in the U.S., providing seamless coverage and industry-leading transit times. FedEx Freight’s regional and interregional LTL service is supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight serves Canada, Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation. Similar to its major competitors, FedEx Freight has a dynamic fuel surcharge that applies to the majority of its revenue. The surcharge percentage is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.

FedEx Freight provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times, after-hours pickup or delivery, or same-day delivery. During 2005, FedEx Freight continued its focus on fast-cycle distribution. Currently, approximately 90% of FedEx Freight shipments are delivered next- or second-business-day. FedEx Freight is also continuing its aggressive nationwide expansion by opening new service centers and increasing capacity at a number of key locations to better meet customer demand. In 2005, FedEx Freight opened 13 new service centers and expanded five others. FedEx Freight’s fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information.

FedEx Freight has leveraged its relationships with other FedEx operating companies to meet the increasingly global needs of customers. For example, the FedEx Freight sales force sells FedEx Express freight services, and FedEx Services sales representatives share LTL leads with their counterparts at FedEx Freight. The sales effort is one phase of a broad initiative aimed at leveraging FedEx’s competitive advantage in U.S. domestic freight services. In addition, FedEx Freight has collaborated with FedEx Trade Networks and FedEx Ground to serve Asia. FedEx Trade Networks facilitates the preparation and containerization of shipments in Asia and manages the ocean portion of the service, as well as customs clearance and document preparation, while FedEx Freight and FedEx Ground handle the inland distribution transportation once shipments are cleared at U.S. container freight stations in gateway cities.

FedEx Freight subsidiary Caribbean Transportation Services, Inc. (“CTS”) is the leading provider of airfreight forwarding services between the United States and Puerto Rico, specializing in arranging the shipment of heavyweight and oversized cargo. CTS, which also offers service to the Dominican Republic and Costa Rica, provides several delivery options for door-to-door or airport-to-airport airfreight forwarder services, principally to the medical, pharmaceutical and technology sectors.

As of May 31, 2005, FedEx Freight had approximately 26,500 employees operating approximately 39,500 vehicles and trailers from a network of 321 service centers. Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary multiregional LTL competitors are Con-Way Transportation Services, a subsidiary of CNF Inc., USF Corporation and Overnite Corporation.

FedEx Custom Critical

FedEx Custom Critical provides exclusive-use, time-specific shipment services throughout the United States, Canada and Mexico. Among its divisions are Surface Expedite, for nonstop, door-to-door transport of critical shipments; White Glove Services, for shipments that require special care in handling, such as temperature-sensitive materials; and Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times. Most FedEx Custom Critical shipments are picked up in less than 90 minutes after the customer places the order. Each shipper has exclusive vehicle usage, minimizing freight handling. FedEx Custom Critical continuously monitors shipments through Customer Link, an integrated proprietary shipment control system with two-way satellite communications. Through the Shipping Toolkit located at customcritical.fedex.com, customers can quote, ship, track and map shipments, view and print out copies of a shipment’s bill of lading, proof of delivery and invoice, and manage their online accounts. FedEx Custom Critical has a network of 152 ExpressCenters and approximately 1,300 owner-operators, and service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. FedEx Custom Critical also provides door-to-door vehicle transport through its Passport Auto Transport and AutoTrans subsidiaries.

FedEx Kinko’s Segment

FedEx Kinko’s is a global leader in the document services market, offering a wide array of innovative business solutions, including retail access to the full range of FedEx day-definite ground shipping and time-definite global express shipping services. See “Strategy” above for a description of our integration of FedEx Kinko’s into the FedEx portfolio of companies. As of May 31, 2005, FedEx Kinko’s operations included approximately 1,290 FedEx Kinko’s Office & Print Centers and Ship Centers in the United States and 147 additional locations in ten other countries, as well as 39 commercial production centers. These locations create an unmatched global network of state-of-the-art printing and copying technology, which FedEx Kinko’s leverages to provide highly differentiated, innovative solutions to its customers.

We are expanding the FedEx Kinko’s retail network. During 2005, in addition to the conversion of 176 FedEx World Service Centers into FedEx Kinko’s Ship Centers, FedEx Kinko’s opened 48 new locations, including 30 internationally. In 2006, FedEx Kinko’s plans to open approximately 55 new locations, including a number of international locations. FedEx Kinko’s has a strategic plan for international expansion, focusing on growth in Canada, Asia-Pacific and Europe, regions where FedEx already has a substantial presence.

FedEx Kinko’s specifically focuses on key customer segments that are important to the other FedEx companies. To small- and medium-sized business customers, FedEx Kinko’s provides complete document management and meets basic office needs. To large corporate customers, FedEx Kinko’s provides facilities management and outsourcing of copying, printing and document management services. To the rapidly growing “mobile professional” market segment, which includes business travelers and mobile salespeople, FedEx Kinko’s provides a comprehensive “office on the road,” including Internet access, videoconferencing and presentation support.

FedEx Kinko’s offers a full range of black-and-white, color and custom printing, copying and binding services and an increasingly broad array of other business services, including, among others, facilities management and outsourcing, high-speed Internet access and computer rental, Wi-Fi (wireless fidelity) services, videoconferencing, and signs and graphics production services. FedEx Kinko’s has capitalized on the trend toward e-business, offering many Web-based services, including File, Print FedEx Kinko’s, a free software tool that works over the Web to connect Microsoft Windows desktop users to copying and printing services at FedEx Kinko’s Office and Print Centers; DocStore, an online ordering solution for digital print-on-demand; and FedEx Kinko’s Business Stationery Print System, which allows organizations to order, manage and distribute branded communications materials, such as business cards and stationery, via customized online catalogs. FedEx Kinko’s also offers retail products, such as specialty papers, greeting cards, printer cartridges, stationery and office supplies.

FedEx Kinko’s retail network of approximately 1,440 staffed locations substantially increases customer access to FedEx Express and FedEx Ground services. FedEx Kinko’s offers the full range of FedEx Express and FedEx Ground services at virtually all U.S. locations and is adding FedEx shipping services at its international locations. Packing supplies and boxes have been added to FedEx Kinko’s retail product assortment. In addition, FedEx Kinko’s now offers packing services at virtually all U.S. Office and Print Centers. By allowing customers to have unpackaged items professionally packed by specially trained FedEx Kinko’s team members and then shipped using any of the full range of FedEx day-definite ground shipping and time-definite global express shipping services, FedEx Kinko’s now provides a complete “pack-and-ship” solution.

FedEx Kinko’s is headquartered in Dallas, Texas. Gary M. Kusin is the President and Chief Executive Officer of FedEx Kinko’s, which has approximately 22,000 employees. FedEx Kinko’s competitors on the retail side of its business include office-supply superstores, such as Staples, Inc., OfficeMax Incorporated and Office Depot, Inc., franchised quick printers, pack and ship chains, such as The UPS Store, and small local and regional copy and pack and ship shops. FedEx Kinko’s competitors on the facilities management and corporate outsourcing side of its business include Xerox Global Services, IKON Office Solutions, Inc. and Pitney Bowes Inc.

FedEx Services

FedEx Services provides a convenient single point of access for many customer support functions, such as marketing, sales and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground have been combined under FedEx Services to more effectively sell the entire portfolio of express and ground services. FedEx Services sells and markets the full portfolio of services offered by our principal package-delivery companies and provides customer-facing solutions that meet customer needs.

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

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2005, FedEx Services had approximately 9,250 employees.

Technology

In 1979, FedEx founder Frederick W. Smith said, “The information about a package is as important as the delivery of the package itself.”  Mr. Smith’s vision for FedEx technology in 1979 was a radical idea. Yet, today’s FedEx is a world leader in technology, and his vision remains at the core of our comprehensive technology strategy.

Our technology strategy is driven by our desire for customer satisfaction. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning Web site, together with our integration solutions.

The fedex.com Web site was launched over ten years ago, and during that time, customers have used the Web site to track the status of over a billion packages online. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Kinko’s office and printing services. Our FedEx Insight Web-based application provides customers with visibility and package status of their inbound and outbound FedEx Express, FedEx Ground and FedEx Freight shipments. Our FedEx Global Trade Manager online resource enables customers to more easily navigate the complexities of international commerce by helping them identify the documents they need to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides customers real-time access to their accounts, invoices and paid shipment details.

We have extended the reach of the fedex.com Web site to be accessible from most wireless devices, making it faster and easier for U.S. and Canadian customers to access real-time package status tracking information, rates and drop-off location data for FedEx Express and FedEx Ground shipments. Our wireless service is available through Web-enabled devices, such as mobile telephones, personal digital assistants and Research In Motion (RIM) devices. FedEx also uses wireless data collection devices to scan bar codes on shipments. FedEx’s newest data collection device, the FedEx PowerPad, uses Bluetooth wireless technology to give our couriers wireless access to the FedEx network, thereby enhancing and accelerating the package information available to our customers.

We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes.

Marketing

The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•       The National Football League, as its “Official Delivery Service Sponsor”

•       The PGA TOUR and the Champions Tour golf organizations, as their “Official Shipping Company”

•       A Joe Gibbs Racing car in the NASCAR NEXTEL Cup Series

•       FedExField, home of the NFL’s Washington Redskins

•       The FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•       FedExForum, the home of the NBA’s Memphis Grizzlies

•       The FedEx St. Jude Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children’s Research Hospital

•       The FedEx Kinko’s Classic, a PGA Champions Tour event

•       The BMW WilliamsF1 Formula One racing team

•       The French Open tennis tournament

In 2005, FedEx and the National Basketball Association formed a strategic marketing alliance through which we promoted FedEx’s international delivery services at NBA events and league media properties, such as NBA TV and NBA.com.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Kinko’s, FedEx Services, FedEx Trade Networks, FedEx SmartPost, FedEx Supply Chain Services and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

Regulation

Air.   Under the Federal Aviation Act of 1958, as amended, both the DOT and the Federal Aviation Administration (“FAA”) exercise regulatory authority over FedEx Express.

The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards, maintenance and corrosion control, as well as personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.

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

In 2001, the Aviation and Transportation Security Act transferred responsibility for aviation security from the FAA to the Transportation Security Administration (“TSA”) within the DOT, and ultimately, the Department of Homeland Security. In November 2004, the TSA proposed new rules enhancing many of the security requirements for air cargo on both passenger and all cargo aircraft. Because the TSA’s proposed rules are subject to comment, any final rules may differ significantly from the proposed rules. Accordingly, it is not yet possible to estimate the impact, if any, that the adoption of new rules by the TSA or any other additional security requirements may have on our results of operations. However, it is possible that increased security requirements could impose substantial incremental costs on us and our competitors.

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

Environmental.   Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx Express’s aircraft fleet is in compliance with current noise standards of the federal aviation regulations. FedEx Express’s aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations, which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express’s aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express’s significant markets. Congress’s passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express’s international operations are also subject to noise regulations in certain of the countries in which it operates.

We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, the disposal of waste oil and the disposal of toners and other products used in FedEx Kinko’s copy machines and photo film developing operations. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.

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

ITEM 2.                 PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2005, FedEx Express’s operating aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft)(1)
Boeing MD11	25	32	57	(3)	155,800
Boeing MD10-30(2)	3	2	5		128,900
Boeing DC10-30	5	12	17		128,900
Boeing MD10-10(2)	36	—	36		117,800
Boeing DC10-10	26	4	30	(4)	117,800
Airbus A300-600	11	36	47	(5)	91,000
Airbus A310-200/300	46	16	62	(6)	69,800
Boeing B727-200	83	11	94		43,100
Boeing B727-100	18	—	18		31,100
ATR 72-202	2	—	2	(7)	17,500
ATR 42-300/320	29	—	29	(8)	12,000
Fokker F27-500	11	—	11		12,500
Fokker F27-600	6	—	6		11,500
Cessna 208B	246	—	246		3,400
Cessna 208A	10	—	10		3,000
Total	557	113	670

(1) Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2) The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3) Includes 15 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(4) Includes 11 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(5) Includes three aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(6) Includes eight aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(7) Includes two aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(8) Includes 12 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

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

•       The Fokker F27, Cessna 208 and ATR turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.

In addition, FedEx Express “wet leases” approximately 60 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express’s larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express’s wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2005, FedEx Express operated approximately 45,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

As of May 31, 2005, FedEx Express was committed to purchase one MD11, four A300s, two A310s, nine ATR-72s and ten Airbus A380s (a new high-capacity, long-range aircraft). The MD11, the A300s, one A310 and the ATR-72s are expected to be delivered in 2006, and the other A310 is expected to be delivered in 2007. FedEx Express expects to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. FedEx Express also holds options for ten additional A380 aircraft. Deposits and progress payments of $29 million have been made toward these purchases and other planned aircraft-related transactions. Also see Note 18 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2005, FedEx Express operated the following sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour)(1)	Lessor	Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2016
Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2014
Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	66	320,000	53,000	City of Oakland	2011
Metropolitan
Los Angeles, California	23	305,000	57,000	City of Los Angeles	2009
Chicago, Illinois	51	419,000	52,000	City of Chicago	2018
International
Anchorage, Alaska(2)	62	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Subic Bay, Philippines(3)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010
Paris, France(4)	87	861,000	48,000	Aeroports de Paris	2029

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

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express are located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, houses approximately 1,800 employees. FedEx Express also has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by FedEx Express. FedEx Express also leases approximately 30 facilities in the Memphis area for administrative offices and warehouses. FedEx Express leases state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house FedEx Express personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Express owns or leases 673 facilities for city station operations in the United States. In addition, 226 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2005, FedEx Express had approximately 40,100 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2005, FedEx Express also had approximately 8,900 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as OfficeMax, Staples and FedEx Kinko’s. Internationally, FedEx Express has approximately 2,900 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2005, FedEx Ground had 19,700 company-owned trailers and owned or leased 515 facilities, including 28 hubs. In addition, 18,000 owner-operated vehicles supported FedEx Ground’s business. Of the 302 facilities that support FedEx Home Delivery, 166 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 28 hub facilities are strategically located to cover the geographic area served by FedEx Ground. These facilities average 225,000 square feet and range in size from 31,000 to 433,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee. FedEx Freight also has administrative offices located in Harrison, Arkansas and San Jose, California. As of May 31, 2005, FedEx Freight operated approximately 39,500 vehicles and trailers and 321 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 600 to 220,400 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Kinko’s Segment

FedEx Kinko’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2005, FedEx Kinko’s operated approximately 1,440 locations, including 147 locations in ten foreign countries, and 39 commercial production centers. Substantially all FedEx Kinko’s Office and Print Centers and Ship Centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Kinko’s Office and Print Centers and Ship Centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 5,200 square feet in size.

ITEM 3.    LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 19 of the accompanying consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman, President and Chief Executive Officer	60

Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	51

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

Robert B. Carter Executive Vice President and Chief Information Officer	46

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

Douglas G. Duncan President and Chief Executive Officer, FedEx Freight	54

President and Chief Executive Officer of FedEx Freight since February 2001; President and Chief Executive Officer of Viking Freight, Inc. (“Viking Freight”) from November 1998 to February 2001; Senior Vice President—Sales and Marketing of Viking Freight from 1996 to November 1998; Vice President—Sales and Marketing of Caliber System, Inc. (“Caliber”) from 1995 to 1996; various positions with Roadway Express, Inc., including Vice President—Sales, from 1976 to 1995.

T. Michael Glenn Executive Vice President—Market Development and Corporate Communications	49

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

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	51

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

Gary M. Kusin President and Chief Executive Officer, FedEx Kinko’s	54

President and Chief Executive Officer of FedEx Kinko’s since August 2001; and President and Chief Executive Officer of HQ Global Workplaces, Inc., a provider of full-service business office centers, from September 1998 to July 2001. In April 2002 HQ Global filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and subsequently emerged from bankruptcy in October 2003. Mr. Kusin serves as a director of Electronic Arts Inc., a developer, marketer, publisher and distributor of interactive software games, and as a director of RadioShack Corporation, a consumer electronics specialty retailer.

Christine P. Richards Executive Vice President, General Counsel and Secretary	50

Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President—Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President—Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President—Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.

Daniel J. Sullivan President and Chief Executive Officer, FedEx Ground	59

President and Chief Executive Officer of FedEx Ground since January 1998; Chairman, President and Chief Executive Officer of Caliber from January 1996 to January 1998; Chairman, President and Chief Executive Officer of Roadway Services, Inc. (“Roadway”) from October 1995 to January 1996; President and Chief Executive Officer of Roadway from August 1995 to October 1995; President and Chief Operating Officer of Roadway from January 1994 to August 1995; Senior Vice President and President of National Carrier Group of Roadway during 1993; Vice President and President—National Carrier Group of Roadway during 1992; Vice President and Group Executive of Roadway from July 1990 through 1991; and President of RPS, Inc. through June 1990. Mr. Sullivan serves as a director of Computer Task Group, Incorporated, a provider of information technology application management, consulting, software development and integration and staffing solutions.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.”  As of July 11, 2005, there were 18,277 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2004
First Quarter	$68.96	$59.01	$0.05
Second Quarter	78.05	63.70	0.05
Third Quarter	75.15	64.84	0.06
Fourth Quarter	76.07	65.88	0.06
Fiscal Year Ended May 31, 2005
First Quarter	$83.47	$72.28	$0.07
Second Quarter	96.63	81.88	0.07
Third Quarter	100.92	89.75	0.07
Fourth Quarter	101.87	83.11	0.07

FedEx also paid a cash dividend on July 1, 2005 ($0.08 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We intend to evaluate the dividend payment amount on an annual basis at the end of each fiscal year.

There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

FedEx did not repurchase any of its common stock during the fourth quarter of 2005.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2005 is presented on page 106 of this Annual Report on Form 10-K.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 36 through 66 of this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 105 of this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2005 thereon, are presented on pages 69 through 104 of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of May 31, 2005 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 67 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented on page 68 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding members of the Board of Directors and FedEx’s Code of Business Conduct & Ethics will be presented in FedEx’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on September 26, 2005, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct & Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation will be presented in FedEx’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on September 26, 2005, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in FedEx’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on September 26, 2005, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related party transactions will be presented in FedEx’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on September 26, 2005, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services will be presented in FedEx’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on September 26, 2005, and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)  Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2005 thereon, are listed on page 35 and presented on pages 69 through 104 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 12, 2005 thereon, is presented on pages 108 through 109 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-9 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 14, 2005	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2005
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 14, 2005
/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 14, 2005
/s/ JAMES L. BARKSDALE* James L. Barksdale	Director	July 14, 2005
/s/ AUGUST A. BUSCH IV* August A. Busch IV	Director	July 14, 2005
/s/ JOHN A. EDWARDSON* John A. Edwardson	Director	July 14, 2005
/s/ JUDITH L. ESTRIN* Judith L. Estrin	Director	July 14, 2005
/s/ J. KENNETH GLASS* J. Kenneth Glass	Director	July 14, 2005
/s/ PHILIP GREER* Philip Greer	Director	July 14, 2005

/s/ J. R. HYDE, III* J. R. Hyde, III	Director	July 14, 2005
/s/ SHIRLEY ANN JACKSON* Shirley Ann Jackson	Director	July 14, 2005
/s/ CHARLES T. MANATT* Charles T. Manatt	Director	July 14, 2005
/s/ JOSHUA I. SMITH* Joshua I. Smith	Director	July 14, 2005
/s/ PAUL S. WALSH* Paul S. Walsh	Director	July 14, 2005
/s/ PETER S. WILLMOTT* Peter S. Willmott	Director	July 14, 2005

*By:	/s/ JOHN L. MERINO John L. Merino Attorney-in-Fact	July 14, 2005

FINANCIAL SECTION TABLE OF CONTENTS:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the FedEx Corporation (also referred to as “FedEx”) Annual Report on Form 10-K (“Annual Report”), consists of this Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and the critical accounting policies and estimates of FedEx. The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business.”

ORGANIZATION OF INFORMATION

Our MD&A is comprised of three major sections: Results of Operations, Financial Condition and Critical Accounting Policies and Estimates. These sections include the following information:

•       Results of Operations includes an overview of consolidated 2005 results compared to 2004, and 2004 results compared to 2003. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2006.

•       The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2006) for each of our four reportable business segments.

•       The financial condition of FedEx is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flows statements and our financial commitments.

•       We conclude with a discussion of the critical accounting policies and estimates that we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.

DESCRIPTION OF BUSINESS

FedEx provides a broad portfolio of transportation, e-commerce and business services through operating companies that compete collectively and are managed collaboratively under the respected FedEx brands. These operating companies are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight, a leading U.S. provider of regional LTL freight services; and FedEx Kinko’s, a leading provider of document solutions and business services, which was formed following the acquisition of Kinko’s, Inc. on February 12, 2004. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

The key indicators necessary to understand our operating results include:

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

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2005 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the years ended May 31:

				Dollar Change		Percent Change
				2005/	2004/	2005/	2004/
	2005(1)	2004(2)	2003	2004	2003	2004	2003
Revenues	$29,363	$24,710	$22,487	4,653	2,223	19	10
Operating income	$2,471	$1,440	$1,471	1,031	(31)	72	(2)
Operating margin	8.4%	5.8%	6.5%	NM	NM	260 bp	(70) bp
Net income(3)	$1,449	$838	$830	611	8	73	1
Diluted earnings per share(3)	$4.72	$2.76	$2.74	1.96	0.02	71	1

(1)  Includes $48 million ($31 million, net of tax, or $0.10 per diluted share) related to an Airline Stabilization Act charge described below.

(2)  Includes $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs described below. Also, see Note 5, to the accompanying consolidated financial statements.

(3)  2005 includes a $12 million, or $0.04 per diluted share benefit from an income tax adjustment described below. 2004 includes a $37 million, net of tax, or $0.12 per diluted share benefit related to a favorable ruling on a tax case and the reduction of our effective tax rate described below. Also see Note 12, to the accompanying consolidated financial statements.

The following table shows changes in revenues and operating income by reportable segment for 2005 compared to 2004, and 2004 compared to 2003 (in millions):

	Dollar		Percent		Dollar				Percent
	Change		Change		Change				Change
					Operating				Operating
	Revenues		Revenues		Income				Income
	2005/	2004/	2005/	2004/	2005/		2004/		2005/	2004/
	2004	2003	2004	2003	2004		2003		2004	2003
FedEx Express segment	1,988	1,030	11	6	785	(1)	(154	)(2)	125	(20)
FedEx Ground segment	770	329	20	9	82		28		16	6
FedEx Freight segment	528	246	20	10	110		51		45	26
FedEx Kinko’s segment	1,545	521	NM	NM	61		39		NM	NM
Other and Eliminations(3)	(178)	97	NM	NM	(7)		5		(117)	NM
	4,653	2,223	19	10	1,031		(31)		72	(2)

(1)  Includes $48 million related to an Airline Stabilization Act charge described below.

(2)  Includes $428 million of business realignment costs described below.

(3)  Includes the results of operations of FedEx Kinko’s from February 12, 2004 (date of acquisition) through February 29, 2004 (approximately $100 million of revenue and $6 million of operating income).

The following table shows selected operating statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent
				Change
				2005/	2004/
	2005	2004	2003	2004	2003
Average daily package volume (ADV):
FedEx Express	3,259	3,167	3,121	3	1
FedEx Ground	2,609	2,285	2,168	14	5
Total ADV	5,868	5,452	5,289	8	3
Average daily LTL shipments:
FedEx Freight	63	58	56	9	4
Revenue per package (yield):
FedEx Express	$20.10	$18.55	$17.69	8	5
FedEx Ground	6.68	6.48	6.25	3	4
LTL yield (revenue per hundredweight):
FedEx Freight	$15.48	$14.23	$13.40	9	6

During 2005, revenue growth was attributable to volume and yield improvements across all transportation segments and the inclusion of FedEx Kinko’s for the full year. Combined volume growth in our package businesses increased 8%, the strongest growth rate experienced in several years. Yields improved primarily due to incremental jet and diesel fuel surcharges and rate increases.

Revenue growth during 2004 was attributable to increased volumes of FedEx Express International Priority (IP), FedEx Ground and FedEx Freight shipments, as well as strong growth of IP yields at FedEx Express. Yield improvements at FedEx Ground and FedEx Freight also contributed to 2004 revenue growth. In addition, FedEx Kinko’s (acquired on February 12, 2004) added $621 million of revenue during 2004.

During 2005, operating income increased primarily due to revenue growth in all transportation segments and improved margins at FedEx Express and FedEx Freight. FedEx Express benefited from the realization of a full year of savings from our 2004 business realignment programs (versus a half year in 2004), which reduced the growth in salaries, wages and benefits. Although our fuel costs increased significantly during 2005, higher revenues from our jet and diesel fuel surcharges at FedEx Express and FedEx Freight more than offset these higher fuel costs. In addition, reinstatement of a fuel surcharge at FedEx Ground during the third quarter of 2005 partially mitigated the impact of their higher fuel costs during the last two quarters of 2005.

Operating income decreased 2% in 2004 as costs related to our business realignment initiatives totaled $435 million (partially offset by approximately $150 million of savings). See “Business Realignment Costs” for a discussion of these costs and related savings. Higher incentive compensation and pension costs and base salary increases, as well as higher maintenance expenses, were offset by revenue growth and ongoing cost control efforts during the year.

Salaries and employee benefits expense increased 12% during 2005 primarily due to higher incentive compensation, a full twelve months of FedEx Kinko’s and increased medical costs. Incentive compensation increased approximately $170 million during 2005 primarily due to above-plan operating income at our transportation segments. Pension cost increased only $18 million in 2005 after a $115 million increase in 2004. Salaries and benefits expense increased 10% during 2004 due to higher incentive compensation and pension costs, wage rate increases and the acquisition of FedEx

Kinko’s. Incentive compensation increased approximately $240 million during 2004 due to above-plan operating income, primarily at FedEx Express and FedEx Freight.

Purchased transportation increased at a faster rate than revenue in 2005 reflecting higher fuel surcharges from third party transportation providers and increased use of contract carriers to support international express and domestic LTL volume growth. Other operating expenses increased disproportionately in 2005 primarily due to the inclusion of a full year of production supplies costs at FedEx Kinko’s.

Other Income and Expense and Income Taxes

Net interest expense increased $23 million during 2005. The increase in interest expense was primarily due to the full year effect of borrowings related to the FedEx Kinko’s acquisition and the impact on comparisons of a prior year favorable adjustment (the positive resolution of the tax case described below). Net interest expense decreased slightly in 2004 as the effects of the tax case described below offset increases to interest expense. These increases were due to the amendment of aircraft operating leases and the adoption of Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which together resulted in eight MD11 aircraft being recorded as fixed assets and the related obligations being recorded as long-term debt. Interest expense in 2004 was also affected by additional borrowings related to the FedEx Kinko’s acquisition in February of 2004. Other expense also increased $14 million during 2005, primarily due to the write down of certain individually immaterial investments and foreign exchange transaction losses.

Our effective tax rate was 37.4% in 2005, 36.5% in 2004, and 38.0% in 2003. The 37.4% effective tax rate in 2005 was favorably impacted ($12 million tax benefit or $0.04 per diluted share) by the one-time reduction of a valuation allowance on foreign tax credits arising from certain of our international operations as a result of the passage of the American Jobs Creation Act of 2004 and by a lower effective state tax rate. The lower effective rate in 2004 was primarily attributable to the favorable decision in the tax case discussed below, stronger than anticipated international results and the results of tax audits during 2004. Our stronger than anticipated international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes on the same income, thereby mitigating the exposure to double taxation. For 2006, we expect the effective tax rate to be approximately 38%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs, previously received during the first quarter of 2004. The period during which the U.S. Department of Justice could appeal the decision lapsed in May 2005, making the decision final. The district court held that these costs were ordinary and necessary business expenses and properly deductible in our income tax returns. Neither the Sixth Circuit’s decision nor the government’s decision not to pursue an appeal had any impact on our financial condition, results of operations or tax rate during 2005. As a result of the District Court ruling, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share in the first quarter of 2004, primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS. These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million). We expect to receive a refund payment of approximately $80 million (before income taxes of approximately $16 million) from the U.S. government in the first quarter of 2006, which is included in current receivables.

Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees at FedEx Express. These programs were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these programs. Costs were also incurred for the elimination of certain management positions, primarily at FedEx Express and FedEx Services, based on the staff reductions from the voluntary programs and other cost reduction initiatives. Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred.

We recognized $435 million of business realignment costs during 2004. No material costs for these programs were incurred in 2005. At May 31, 2004, we had remaining business realignment related accruals of $28 million. The remaining accruals relate to management severance agreements, which are payable over future periods. At May 31, 2005, these accruals had decreased to $7 million due predominantly to cash payments made in 2005.

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

Airline Stabilization Act Charge

During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that FedEx Express was entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million, which was made in December 2004. Because we could no longer conclude that collection of the entire $119 million of such compensation recorded in 2002 was probable, we recorded a charge of $48 million in the second quarter of 2005 ($31 million net of tax, or $0.10 per diluted share), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. We are vigorously contesting this determination judicially and will continue to aggressively pursue our compensation claim. Should any additional amounts ultimately be recovered by FedEx Express on this matter, they will be recognized in the period that they are realized.

Outlook

Our outlook for 2006 is based on the expectation of continued, albeit slower, growth in the U.S. economy. While comparisons will be more difficult against a very strong 2005, we expect continued revenue and earnings growth across all FedEx operating companies. We also expect a stable global economy in 2006, supported by stable worldwide monetary policy and continued growth in corporate profitability in the U.S. and Asia.

Volatility in fuel costs may pressure quarterly earnings growth as the trailing impact of adjustments to the FedEx Express fuel surcharge can significantly affect earnings in the short term. Incremental costs associated with the new westbound around-the-world flight at FedEx Express will be significant in 2006, and a competitive pricing environment may limit base U.S. domestic yield growth, particularly in our package businesses. U.S. domestic pension costs are expected to increase by more than $60 million in 2006 based on a declining discount rate.

Our management teams continue to examine additional cost reduction and operational productivity opportunities as we focus on optimizing our networks, improving our service offerings and enhancing the customer experience. These opportunities include initiatives to improve pick-up and delivery efficiency, increase cross-operating company collaboration, and manage the growth of employee salaries and benefits. During 2006, we expect continued strong growth of international volumes and yields at FedEx Express. We expect modest growth in U.S. domestic revenue at FedEx Express. We anticipate improved volumes and yields at FedEx Ground and FedEx Freight, as FedEx Ground continues its multi-year capacity expansion plan and FedEx Freight continues to grow its regional and interregional business and enhance its portfolio of services. We expect that FedEx Kinko’s will generate revenue growth from the transition of FedEx World Service Centers to FedEx Kinko’s Ship Centers, the growth of current lines of business and expansion of our retail network.

Investments in our highest margin service lines will accelerate in 2006 as we add incremental international routes, deploy new productivity-enhancing technologies and broaden the size of our aircraft fleet and sortation capacity to meet future growth. While these investments will increase costs, we still expect improvement in operating margin and cash flows in 2006.

The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004 and are ongoing. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

Increased security requirements for air cargo carriers have not had a material impact on our operating results for the periods presented. In November 2004, the Transportation Security Administration (“TSA”) proposed new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. Because the TSA’s proposed rules are subject to comment, any final rules may differ significantly from the proposed rules. Accordingly, it is not yet possible to estimate the impact, if any, that the adoption of new rules by the TSA or any other additional security requirements may have on our results of operations. However, it is possible that increased security requirements could impose substantial incremental costs on us and our competitors.

Future results will depend upon a number of factors, including U.S. and international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and our ability to successfully conclude contract negotiations with our pilots and defend against challenges to our independent contractor model described in Note 19 to the accompanying consolidated financial statements. In addition, adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, our operating income could be materially affected should the price of fuel suddenly change by a significant amount. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are seasonal in nature. The transportation and business services industries are affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically exhibited lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December, January and February are the slowest periods. For FedEx Kinko’s, the summer months are normally the slowest periods. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We plan to adopt this standard using the modified prospective method.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. If applied to the years ended May 31, 2005 and 2004, the impact of that standard would have materially approximated that of SFAS 123 as presented in Note 1 to the accompanying consolidated financial statements (reducing earnings per diluted share in 2005 and 2004 by $0.12 and $0.08, respectively). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. Based on historical experience, we do not expect the impact of adopting SFAS 123R to be material to our reported consolidated cash flows.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s form the core of our reportable segments. (For further discussion of our operating companies, refer to “Item 1: Business.”) Our reportable segments include the following businesses:

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

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. The operating expenses line item “Intercompany charges” on the accompanying financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s. The “Intercompany charges” caption also include allocations for services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates segment financial performance based on operating income.

In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. Such inter-segment revenues and expenses are not separately identified in the following segment information as the amounts are not material and are eliminated in the consolidated results.

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses and operating income and margin (dollars in millions) for the years ended May 31:

						Percent Change
	2005		2004		2003	2005/2004	2004/2003
Revenues:
Package:
U.S. overnight box	$5,969		$5,558		$5,432	7	2
U.S. overnight envelope	1,798		1,700		1,715	6	(1)
U.S. deferred	2,799		2,592		2,510	8	3
Total U.S. domestic package revenue	10,566		9,850		9,657	7	2
International Priority (IP)	6,134		5,131		4,367	20	17
Total package revenue	16,700		14,981		14,024	11	7
Freight:
U.S.	1,854		1,609		1,564	15	3
International	381		393		400	(3)	(2)
Total freight revenue	2,235		2,002		1,964	12	2
Other(1)	550		514		479	7	7
Total revenues	19,485		17,497		16,467	11	6
Operating expenses:
Salaries and employee benefits	7,704		7,403		7,001	4	6
Purchased transportation	843		694		609	21	14
Rentals and landing fees	1,608		1,531		1,557	5	(2)
Depreciation and amortization	798		810		818	(1)	(1)
Fuel	2,012		1,343		1,231	50	9
Maintenance and repairs	1,276		1,193		1,087	7	10
Business realignment costs	—		428		—	NM	NM
Intercompany charges	1,509		1,442		1,328	5	9
Other	2,321	(2)	2,024		2,053	15	(1)
Total operating expenses	18,071		16,868	(3)	15,684	7	8
Operating income	$1,414		$629		$783	125	(20)
Operating margin	7.3	%(2)	3.6	%(3)	4.8%

(1)  Other revenues includes FedEx Trade Networks.

(2)  Includes $48 million related to an Airline Stabilization Act charge, described herein, which reduced operating margin by 25 basis points.

(3)  The $428 million of business realignment costs, described herein, reduced operating margin by 244 basis points.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2005	2004	2003	2005/2004	2004/2003
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,184	1,179	1,176	—	—
U.S. overnight envelope	680	667	679	2	(2)
U.S. deferred	958	925	897	4	3
Total U.S. domestic ADV	2,822	2,771	2,752	2	1
IP	437	396	369	10	7
Total ADV	3,259	3,167	3,121	3	1
Revenue per package (yield):
U.S. overnight box	$19.77	$18.49	$18.18	7	2
U.S. overnight envelope	10.37	10.00	9.95	4	1
U.S. deferred	11.46	10.99	11.02	4	—
U.S. domestic composite	14.69	13.94	13.82	5	1
IP	55.07	50.75	46.59	9	9
Composite package yield	20.10	18.55	17.69	8	5
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,885	8,519	8,969	4	(5)
International	1,914	2,093	2,174	(9)	(4)
Total average daily freight pounds	10,799	10,612	11,143	2	(5)
Revenue per pound (yield):
U.S.	$0.82	$0.74	$0.69	11	7
International	0.78	0.74	0.72	5	3
Composite freight yield	0.81	0.74	0.69	9	7

(1)  Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased in 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic package revenues. During 2005, IP revenues experienced solid growth of 20% on volume growth of 10% and a 9% increase in yield. Asia experienced strong average daily volume growth during 2005 while outbound shipments from the United States, Europe and Latin America continued to improve. IP yield increased across all regions during 2005 due to higher fuel surcharge revenue, an increase in international average weight per package and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

U.S. domestic composite yield increased 5% in 2005, due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound. U.S. domestic volumes at FedEx Express increased 2% in 2005 after several years of flat to negative growth. Freight revenue increased during 2005 due to higher yields and growth in U.S. domestic freight volumes, which more than offset the effect of lower international freight volumes. As capacity is added to our international network, we may see higher international freight volume until higher yielding IP shipment traffic grows into the added capacity. We continue to prioritize sales efforts to fill space on international flights with higher yielding IP shipments. In January 2005, we implemented an average list price increase of 4.6%

on FedEx Express U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%.

FedEx Express segment total revenues increased 6% in 2004, principally due to higher IP revenues in Asia, Europe and U.S. outbound. IP revenues increased significantly on volume growth of 7% and yield growth of 9%. Asia experienced strong average daily volume growth, while outbound shipments from Europe, the United States and Latin America continued to improve. The increase in IP yield was largely attributable to Europe. The composite yield increase was primarily due to higher average weight per package, favorable exchange rate differences and higher fuel surcharge revenue.

U.S. domestic package revenue increased 2% in 2004 as both volumes and yields grew slightly. For U.S. domestic composite yield, a small decline in average rate per pound was offset by increases in average weight per package and fuel surcharge revenue. For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 2.5%, along with certain surcharge increases, became effective January 2004. Freight revenue increased in 2004 due to increased yields related to service mix, despite lower volumes.

Fuel surcharge revenue increased in both 2005 and 2004 primarily due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2005	2004	2003
U.S. Domestic and Outbound Fuel Surcharge
Low	6.00%	3.00%	2.00%
High	13.00	6.50	5.50
Average	8.96	4.38	3.54
International Fuel Surcharges
Low	3.00	2.00	—
High	13.00	6.50	6.00
Average	8.60	3.97	3.08

FedEx Express Segment Operating Income

Operating income at the FedEx Express segment increased significantly during 2005 as we benefited from a full year of savings from our business realignment programs (versus a half year in 2004.) During 2004, operating income included $428 million of costs related to these programs. The savings from these programs were reflected in lower growth of salaries and employee benefits costs in 2005. During 2005, increases in revenues, savings from our business realignment programs, the timing of adjustments to fuel surcharges and ongoing cost control efforts more than offset higher fuel costs, incentive compensation, purchased transportation and maintenance costs and an Airline Stabilization Act charge of $48 million (included in other operating expenses). During 2004, operating income decreased 20% due to business realignment costs (partially offset by approximately $150 million of savings). Higher incentive compensation and pension costs and base salary increases, as well as higher maintenance expenses, were offset by revenue growth and ongoing cost control efforts during the year.

Salaries and benefits were higher during 2005 due to higher incentive compensation, increased medical benefit costs and wage rate increases. The increase in 2004 was due to higher incentive compensation, increased pension costs and wage rate increases. The increases in both 2005 and 2004 were partially offset by savings from the business realignment initiatives.

Purchased transportation costs increased at a greater rate than total revenues in both 2005 and 2004, led by IP volume growth requirements and higher utilization of contract pickup and delivery services. Higher fuel costs incurred by these transportation providers were partially passed through and included as part of purchased transportation costs which also led to the disproportionate increase in 2005. Higher maintenance costs during 2005 were driven by higher utilization of aircraft and a higher average age of certain types of our aircraft. Other expense increased due primarily to the Airline Stabilization Act charge of $48 million, higher aviation insurance expense and increased expenses to support volume growth. The 2004 increase in maintenance costs was primarily due to the timing of scheduled aircraft maintenance events, higher utilization of aircraft related to USPS volumes (included in U.S. freight revenues) and a higher average age of certain types of aircraft. Intercompany charges increased during both 2005 and 2004 due to higher salaries and benefits and advertising and promotion expenses at FedEx Services.

During 2005, fuel costs were higher due to a 47% increase in the average price per gallon of aircraft fuel, while gallons consumed increased 4%. Fuel costs were higher in 2004 due to a 10% increase in the average price per gallon of aircraft fuel, as fuel consumption was flat. However, fuel surcharge revenue more than offset higher jet fuel prices in both 2005 and 2004.

Rentals and landing fees decreased in 2004 due to the amendment of operating leases for six MD11 aircraft that resulted in these aircraft being recorded as fixed assets under capital lease. In addition, as discussed in Note 17 to the accompanying consolidated financial statements, two additional MD11s were recorded as fixed assets at September 1, 2003 as a result of the adoption of FIN 46. Depreciation and amortization expense decreased in both 2005 and 2004, reflecting lower capital spending over the past several years.

FedEx Express Segment Outlook

We expect continued revenue growth at FedEx Express during 2006 in both the domestic and international markets. Revenue increases will be led by IP, where we expect volume and yield growth, particularly in Asia, U.S. outbound and Europe. We expect slight U.S. domestic revenue growth at FedEx Express, driven by expected increases in U.S. domestic yields.

We expect continued operating margin improvement at FedEx Express during 2006. We anticipate additional improvement due to IP volume growth, with solid incremental margins and increased yields benefiting from a favorable product mix trend. In addition, programs to improve operational efficiency are expected to contribute to margin growth, partially offset by costs associated with international route expansion. Capital expenditures at FedEx Express are expected to be higher in 2006 due to planned aircraft purchases to support IP volume growth and vehicle replacements.

FedEx Express recently launched the express industry’s first direct flight from mainland China to Europe. The westbound around-the-world flight launched in late 2005 was the initial phase of a plan which extends our global connectivity leadership. We believe these investments will enhance our growth prospects for these highly profitable services.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses and operating income and margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2005	2004	2003	2005/2004	2004/2003
Revenues	$4,680	$3,910	$3,581	20	9
Operating expenses:
Salaries and employee benefits	845	740	709	14	4
Purchased transportation	1,791	1,465	1,327	22	10
Rentals	122	98	88	24	11
Depreciation and amortization	176	154	155	14	(1)
Fuel	48	16	11	200	45
Maintenance and repairs	110	95	89	16	7
Business realignment costs	—	1	—	NM	NM
Intercompany charges	482	432	346	12	25
Other	502	387	362	30	7
Total operating expenses	4,076	3,388	3,087	20	10
Operating income	$604	$522	$494	16	6
Operating margin	12.9%	13.4%	13.8%
Average daily package volume(1)	2,609	2,285	2,168	14	5
Revenue per package (yield)(1)	$6.68	$6.48	$6.25	3	4

(1)  Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during 2005 principally due to strong volume growth. While the rise in average daily volume was led by continued growth of our home delivery service, average daily volumes increased across virtually all of our service lines. The results of operations of FedEx SmartPost have been included from the date of its acquisition, September 12, 2004, and contributed nominally to revenue growth in 2005.

Revenue growth in 2004 was due to higher volumes and yield improvement, led by increased usage of our home delivery service. Average daily volume increased at a lower rate in 2004 due to a difficult year-over-year comparison, as first quarter 2003 volume included an estimated 140,000 to 150,000 daily packages as a result of the threat of a UPS work stoppage.

Yield increased during 2005 primarily due to higher extra service revenue and general rate increases, partially offset by higher customer discounts and a lower average weight per package. In January 2005, we implemented an average list price increase of 2.9%. Additionally, we reintroduced an indexed fuel surcharge for all shipments effective January 3, 2005. The fuel surcharge had been previously discontinued on January 5, 2004.

Yield increased in 2004 primarily due to general rate increases and an increase in extra services revenue, partially offset by higher customer discounts and the elimination of the fuel surcharge in January.

FedEx Ground reintroduced an indexed fuel surcharge in January 2005 that ranged between 1.8% and 2.5% and averaged 2.0% during 2005. Before its elimination in January 2004, our dynamic fuel surcharge ranged between 1.3% and 1.5% and averaged 1.4% during 2004. In 2003, the dynamic fuel surcharge ranged between 0.8% and 2.0% and averaged 1.2%.

On September 12, 2004, we acquired the assets and assumed certain liabilities of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash. FedEx SmartPost is a leading small-parcel consolidator and broadens our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service. The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of its acquisition and were not material to 2005 results.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 16% during 2005 as revenue growth and field productivity more than offset higher operating expenses. Purchased transportation increased at a higher rate than revenue primarily due to the impact of higher fuel costs on contractor settlements, the acquisition of FedEx SmartPost and a change in the mix of business at FedEx Supply Chain Services. Salaries and employee benefits, as well as other operating costs, increased at a faster rate in 2005 principally due to increases in staffing and facilities to support volume growth. Intercompany charges increased during 2005 due to higher salaries, advertising and promotion expenses and incentive compensation at FedEx Services. During 2005, FedEx Supply Chain Services incurred a $10 million charge in other operating expenses for the termination of a vendor agreement. The decrease in operating margin is primarily attributable to operating losses at FedEx SmartPost, the increase in purchased transportation and the one-time charge associated with FedEx Supply Chain Services.

Operating income increased in 2004 due to volume growth, yield improvements and increased productivity. These gains were partially offset by higher intercompany charges, increased healthcare and pension costs and expenses related to terminal expansions and relocations. FedEx Ground utilized a larger portion of allocated sales, marketing, information technology and customer support resources, and their allocation of these costs increased accordingly. Furthermore, the cost of providing these services increased due to higher salaries and benefits, advertising and promotions expenses at FedEx Services. Operating margin for the segment was also negatively affected by operating losses at FedEx Supply Chain Services.

FedEx Ground Segment Outlook

We expect the FedEx Ground segment to have continued revenue growth in 2006, led by increased home delivery and next-business day package volume and modest yield improvement. Yield improvements are expected from list price increases, improvement in residential and commercial delivery area surcharges and the full year of the fuel surcharge.

Slight growth in operating margin is expected in 2006, driven by productivity gains and yield improvements. During 2006, we expect continued growth in capital spending at FedEx Ground as we continue to focus on network capacity expansion. During 2006, the multi-phase expansion plan includes the addition of one new hub, five hub expansions and relocations of 35 ground and 16 home delivery facilities. We will continue to vigorously defend challenges to our independent contractor model as described in Note 19 to the accompanying consolidated financial statements.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses and operating income and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent change
	2005	2004	2003	2005/2004	2004/2003
Revenues	$3,217	$2,689	$2,443	20	10
Operating expenses:
Salaries and employee benefits	1,650	1,427	1,303	16	10
Purchased transportation	315	254	224	24	13
Rentals and landing fees	99	100	105	(1)	(5)
Depreciation and amortization	102	92	88	11	5
Fuel	257	172	154	49	12
Maintenance and repairs	128	116	115	10	1
Intercompany charges	26	21	17	24	24
Other	286	263	244	9	8
Total operating expenses	2,863	2,445	2,250	17	9
Operating income	$354	$244	$193	45	26
Operating margin	11.0%	9.1%	7.9%
Average daily LTL shipments (in thousands)	63	58	56	9	4
Weight per LTL shipment (lbs)	1,132	1,127	1,114	—	1
LTL yield (revenue per hundredweight)	$15.48	$14.23	$13.40	9	6

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 20% in 2005 due to year-over-year growth in average daily LTL shipments (9%) and LTL yield (9%). Market share gains, driven in part by brand awareness, along with a stronger economy, contributed to the significant increase in average daily LTL shipments. LTL yield grew during 2005, reflecting incremental fuel surcharges due to higher fuel prices, higher rates, growth in our interregional freight service and a stable pricing environment. The LTL fuel surcharge, which applies to the majority of our revenue, is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Using this index, the approximate LTL fuel surcharge ranged as follows for the years ended May 31:

	2005	2004	2003
Low	7.60%	3.20%	2.10%
High	14.00	8.40	6.70
Average	10.90	5.30	3.50

The increase in FedEx Freight segment revenues during 2004 was primarily due to increases in LTL yield and LTL average daily shipments, which reflected a strengthening economy and market-share gains. LTL yield grew 6% during the year, reflecting incremental fuel surcharges due to higher fuel prices, growth in our interregional freight service and higher rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 45% in 2005 primarily due to LTL yield and shipment growth, as well as our ability to manage costs during a period of substantial growth. Higher fuel surcharges and productivity gains contributed to improved operating margin in 2005 in spite of higher salaries and employee benefits, purchased transportation and fuel costs. Purchased transportation costs increased due to growth in our interregional freight service, efforts to supplement our linehaul operations and higher fuel surcharges from contract carriers.

The 26% increase in operating income at the FedEx Freight segment during 2004 was primarily attributable to LTL revenue growth and cost management. Operating margins improved as yield management and operational productivity gains outpaced increased incentive compensation, fuel, insurance and claims, pension and healthcare costs. Purchased transportation costs increased primarily due to the growth of our interregional freight service. Operating margin improved more than 100 basis points in 2004 on strong revenue growth.

A project to rebrand our two regional LTL carriers under the common name “FedEx Freight” began in the fourth quarter of 2002 and was completed in 2005. Cumulative rebranding expenses totaled $41 million ($10 million in 2005). These costs, which were expensed as incurred, consisted primarily of incremental costs for rebranding tractors and trailers.

FedEx Freight Segment Outlook

We expect revenue growth to continue in 2006 due to both LTL yield improvement and LTL shipment growth. A general rate increase and a stable industry-pricing environment are expected to contribute to LTL yield improvement. An LTL general rate increase of 5.6% was implemented on May 16, 2005. Our LTL no-fee money-back guarantee (initiated in September 2003) continues to be a differentiating feature in the marketplace. The guarantee has been well received and we expect it to contribute to sustained market share growth throughout 2006. We also expect continued consolidation among LTL carriers and sustained positive economic conditions to provide additional opportunities for FedEx Freight to promote its regional service and other freight solutions.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses and operating income and operating margin (dollars in millions) for the year ended May 31, 2005 and for the three months ended May 31, 2005 and 2004:

	Year	Three Months
	Ended	Ended		Percent
	2005	2005	2004	Change
Revenues	$2,066	$553	$521	6
Operating expenses:
Salaries and employee benefits	742	189	185	2
Rentals	427	100	115	(13)
Depreciation and amortization	138	38	33	15
Maintenance and repairs	55	19	9	111
Intercompany charges	6	1	—	NM
Other operating expenses:
Supplies, including paper and toner	305	73	69	6
Other	293	92	71	30
Total operating expenses	1,966	512	482	6
Operating income	$100	$41	$39	5
Operating margin	4.8%	7.4%	7.5%

FedEx Kinko’s Segment Operating Results

The results of operations for FedEx Kinko’s are included in our consolidated results from the date of acquisition (February 12, 2004). The FedEx Kinko’s segment was formed in the fourth quarter of 2004. The results of operations from February 12, 2004 (the date of acquisition) through February 29, 2004 were included in “Other and Eliminations” (approximately $100 million of revenue and $6 million of operating income). FedEx Kinko’s has focused its efforts on integrating a full range of FedEx service offerings and attracting a larger share of the commercial document solutions and business services markets.

During 2005, revenues reflect commission revenue from FedEx Express and FedEx Ground for package acceptance, continued international expansion and strong demand for signs and graphics and retail services, while the demand for domestic copy products has weakened. Domestic commission revenue from package acceptance experienced significant growth for the fourth quarter of 2005 as FedEx Kinko’s benefited from a full quarter of shipping services and the conversion of certain FedEx World Service Centers to FedEx Kinko’s Ship Centers. In the fourth quarter of 2005, international revenue grew, led by strong growth in Asia in part due to favorable exchange rate differences. Revenue for retail services and signs and graphics continued to grow, increasing 10% in the fourth quarter of 2005, while domestic copy product revenue declined 2%.

Fourth quarter 2005 operating margin benefited from a significant increase in commission revenue from package acceptance. Additionally, our efforts to optimize production machines within each store location resulted in reduced rental costs. Operating margin during all periods presented was adversely impacted by integration activities, including facility rebranding expenses, ramp-up costs associated with the offering of packaging and shipping services and the centralization of FedEx Kinko’s corporate support operations. Rebranding costs associated with the integration of FedEx Kinko’s totaled $11 million in 2005, $5 million in the fourth quarter of 2005 and $3 million for the fourth quarter of 2004.

FedEx Kinko’s Segment Outlook

During 2006, we expect FedEx Kinko’s revenue growth, which will be led by the full year impact of the transition of FedEx World Service Centers to FedEx Kinko’s Ship Centers, the growth of current lines of business and the expansion of our retail network.

We expect the 2006 operating margin will be comparable to 2005, as the completion of rebranding and increased productivity efforts will be partially offset by costs related to growth initiatives. Decreased capital spending is expected during 2006 due primarily to the completion of rebranding and other integration initiatives. Capital spending in 2006 will be directed toward systems enhancements and new retail locations.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.039 billion at May 31, 2005, compared to $1.046 billion at May 31, 2004 and $538 million at May 31, 2003. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2005	2004	2003
Operating activities:
Net income	$1,449	$838	$830
Noncash charges and credits	1,662	1,516	1,805
Changes in operating assets and liabilities	6	666	(764)
Net cash provided by operating activities	3,117	3,020	1,871
Investing activities:
Business acquisitions, net of cash acquired	(122)	(2,410)	—
Capital expenditures and other investing activities	(2,226)	(1,252)	(1,490)
Net cash used in investing activities	(2,348)	(3,662)	(1,490)
Financing activities:
Proceeds from debt issuances	—	1,599	—
Principal payments on debt	(791)	(319)	(10)
Repurchase of treasury stock	—	(179)	(186)
Dividends paid	(84)	(66)	(60)
Other financing activities	99	115	82
Net cash (used in) provided by financing activities	(776)	1,150	(174)
Net (decrease) increase in cash and cash equivalents	$(7)	$508	$207

Cash Provided by Operating Activities.   The $97 million increase in cash flows from operating activities in 2005 was largely attributable to increased earnings and improvement in accounts receivable collections, partially offset by a $140 million increase in voluntary contributions to our U.S. domestic pension plans and a decrease in the growth of operating liabilities. The $1.149 billion increase in cash flows from operating activities in 2004 was largely attributable to lower pension contributions. Working capital management in 2004 more than offset cash paid related to the business realignment initiatives.

Pension Contributions.   Net cash provided by operating activities reflect voluntary U.S. domestic pension plan contributions of $460 million during 2005 (compared to $320 million during 2004 and $1.1 billion during 2003).

Cash Used for Business Acquisitions.   During the second quarter of 2005, we acquired FedEx SmartPost for $122 million in cash. On February 12, 2004, we acquired all of the common stock of FedEx Kinko’s for approximately $2.4 billion in cash. See “Debt Financing Activities” for further discussion of the FedEx Kinko’s acquisition. See Note 3 of the accompanying audited financial statements for further discussion of these acquisitions.

Cash Used for Capital Investments.   Capital expenditures were higher in 2005 than the prior year primarily due to planned aircraft expenditures at FedEx Express to support IP volume growth. We also made opportunistic purchases of aircraft in order to take advantage of favorable pricing conditions in the used aircraft market for certain strategically valuable aircraft types. For 2004, capital expenditures declined due to lower aircraft expenditures at FedEx Express, partially offset by an increase from network capacity expansion at FedEx Ground. See “Capital Resources” for further discussion.

Debt Financing Activities.   During 2005, $600 million of senior unsecured notes matured and were repaid and $45 million in tax exempt bonds were called and prepaid. During 2004, $250 million of senior unsecured notes matured and were repaid and $25 million of unsecured debt at FedEx Express matured and was repaid. Our commercial paper program is backed by unused commitments under two revolving credit agreements, totaling $1 billion, and any commercial paper borrowings reduces the amount available under these agreements. In 2004, commercial paper borrowings of $1.9 billion were necessary to finance part of our $2.4 billion acquisition of FedEx Kinko’s. These borrowings were backed by a six-month, $2 billion credit agreement. In March 2004, we issued $1.6 billion of senior unsecured notes in three maturity tranches: one, three and five years, at $600 million, $500 million and $500 million, respectively. These notes are guaranteed by all of our subsidiaries that are not considered minor under Securities and Exchange Commission (“SEC”) regulations. Net proceeds from these borrowings were used to repay our commercial paper borrowings backed by the six-month facility. We canceled the six-month credit facility in March 2004. At May 31, 2005 and 2004, no commercial paper borrowings were outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings.

Our credit agreements contain covenants requiring us to maintain certain fixed charge coverage and leverage ratios. We are in compliance with all covenants of our credit agreements and do not expect the covenants to significantly affect our operations or ability to pay dividends. In addition, we use capital and operating leases to finance a portion of our aircraft as well as our other facility and equipment needs. For more information regarding our credit facilities, see Note 7 of the accompanying consolidated financial statements.

We have a $1.0 billion shelf registration statement with the SEC to provide flexibility and efficiency when obtaining financing. Under this shelf registration statement we may issue, in one or more offerings, either unsecured debt securities, common stock or a combination of such instruments. The entire $1 billion is available for future financings.

Cash Used for Share Repurchases.   We did not repurchase any shares in 2005. During 2004, our Board of Directors authorized us to buy back a total of 15 million shares of common stock. During the first half of 2004, we repurchased 2.6 million shares at an average price of $68.14 per share, which decreased cash flows by approximately $179 million. We repurchased 3.3 million shares in 2003 at an average price of $56.66 per share and this decreased cash flows by $186 million. Based on our current financing strategy, we are issuing new shares in connection with our equity compensation programs rather than utilizing treasury shares. A total of 5.75 million shares remain under existing share repurchase authorizations.

Dividends.   Dividends paid in 2005, 2004 and 2003 were $84 million, $66 million and $60 million, respectively. On May 27, 2005, our Board of Directors declared a dividend of $0.08 per share of common stock, an increase of $0.01 per share. The dividend was paid on July 1, 2005 to stockholders of record as of the close of business on June 10, 2005. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Other Liquidity Information.   We believe that our existing cash and cash equivalents, cash flow from operations, our commercial paper program, revolving bank credit facilities and shelf registration statement with the SEC will adequately meet our working capital and capital expenditure needs for the foreseeable future.

In the past we have been successful in obtaining investment capital, both domestically and internationally, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for our financing needs, including capital acquisitions, and are adequate for our future capital needs.

We have a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody’s and Standard and Poor’s both characterize our ratings outlook as “stable.” If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our credit ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
				2005/	2004/
	2005	2004	2003	2004	2003
Aircraft and related equipment	$990	$372	$762	166	(51)
Facilities and sort equipment	496	332	254	49	31
Information technology	331	249	273	33	(9)
Vehicles	261	212	116	23	83
Other equipment	158	106	106	49	—
Total capital expenditures	$2,236	$1,271	$1,511	76	(16)
FedEx Express segment	$1,195	$592	$917	102	(35)
FedEx Ground segment	456	314	252	45	25
FedEx Freight segment	217	130	139	67	(6)
FedEx Kinko’s segment	152	36	—	NM	NM
Other, principally FedEx Services	216	199	203	9	(2)
Total capital expenditures	$2,236	$1,271	$1,511	76	(16)

Capital expenditures during 2005 were 76% higher than the prior year primarily due to planned aircraft expenditures at FedEx Express to support IP volume growth. We also made opportunistic purchases of aircraft in order to take advantage of favorable pricing conditions in the used aircraft market for certain strategically valuable aircraft types. Also, additional investments were made in the FedEx Ground and FedEx Freight networks to support growth in customer demand. In addition, capital expenditures during 2005 include a full year of FedEx Kinko’s. Capital expenditures were 16% lower in 2004, with the year-over-year decrease due to lower aircraft expenditures at FedEx Express, partially offset by an increase in network capacity expansion at FedEx Ground. FedEx Ground continues to expand its network and is on track to increase daily package pick-up capacity to approximately 5 million by 2010.

Our capital expenditures are expected to be approximately $2.5 billion in 2006, with much of the year-over-year increase coming from planned aircraft and vehicle expenditures at FedEx Express to support future IP volume growth and replace vehicles. We also continue to invest in infrastructure upgrades and productivity-enhancing technologies, the multi-year capacity expansion of the FedEx Ground network and growth and replacement vehicle needs at FedEx Freight. We currently expect to fund our 2006 capital requirements with cash generated from operations.

Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. While we also pursue market opportunities to purchase aircraft when they become available, we must make commitments regarding our airlift requirements years before aircraft are actually needed. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically in growing service lines.

CONTRACTUAL CASH OBLIGATIONS

As required under SEC rules and regulations, the following table sets forth a summary of our contractual cash obligations as of May 31, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at May 31, 2005. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

Payments Due by Fiscal Year
(in millions)

	2006	2007	2008	2009	2010	Thereafter	Total
Amounts reflected in Balance Sheet:
Long-term debt	$265	$844	$—	$499	$—	$787	$2,395
Capital lease obligations(1)	121	22	99	11	96	130	479
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(2)	930	312	253	665	595	861	3,616
Interest on long-term debt	135	107	83	83	65	1,664	2,137
Operating leases	1,646	1,518	1,356	1,191	1,045	7,249	14,005
Total	$3,097	$2,803	$1,791	$2,449	$1,801	$10,691	$22,632

(1) Capital lease obligations represent principal and interest payments.

(2) See Note 18 to the accompanying consolidated financial statements.

We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.

Amounts Reflected in Balance Sheet

We have certain financial instruments representing potential commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain U.S. self-insurance programs and are also used in the normal course of international operations. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with them because the underlying liabilities are already reflected in our balance sheet.

We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, non-qualified pension and postretirement healthcare liabilities and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities.

Other Cash Obligations Not Reflected in Balance Sheet

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations, which is reflected in the table above. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, which are primarily fixed rate.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2005. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. In addition, we have guarantees under certain operating leases, amounting to $37 million as of May 31, 2005, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Although we expect that some of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and new or better information.

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

PENSION COST

We sponsor defined benefit pension plans covering a majority of our employees. The accounting for pension benefits is determined by accounting and actuarial methods that include numerous estimates, including: discount rates; expected long-term investment returns on plan assets; future salary increases; and employee turnover, mortality and retirement ages.

The determination of our annual pension cost is highly sensitive to changes in these estimates because we have a large active workforce, a significant amount of assets in the pension plans, and the payout of pension benefits will occur over an extended period in the future. For example, only 6% of the participants covered under our principal pension plan are retired and currently receiving benefits and the average remaining service life of our employees approximates 14 years (normal retirement is at age 60). Total pension cost increased approximately $18 million in 2005 and approximately $115 million in 2004 primarily due to changes to these estimates. Pension cost in 2006 for our U.S. domestic plans is expected to increase $63 million. Pension cost is included in the salaries and employee benefits caption in our consolidated income statements.

Following are the components of pension cost recognized in our income statements (in millions):

	2005	2004	2003
Service cost	$417	$376	$374
Interest cost	579	490	438
Expected return on plan assets	(707)	(597)	(594)
Recognized actuarial losses	60	62	—
Other amortization	12	12	10
	$361	$343	$228

Following is a discussion of the estimates we consider most critical to determining our pension costs:

Discount Rate.   This is the interest rate used to discount the estimated future benefit payments that have been earned to date (the projected benefit obligation and the accumulated benefit obligation) to their net present value. The discount rate is determined each year at the plan measurement date (end of February) and affects the succeeding year’s pension cost. A decrease in the discount rate has a negative effect on pension expense.

This assumption is highly sensitive, as the following table illustrates:

	Discount	Sensitivity (in millions)(2)
	Rate(1)	Expense	ABO
2006	n/a	$2.1	n/a
2005	6.285%	1.8	$14
2004	6.78%	1.7	11
2003	6.99%	1.0	10

(1)  The discount rate in effect at the end of the fiscal years affects the current year’s accumulated benefit obligation (ABO) and the succeeding year’s pension expense.

(2)  Sensitivities show the impact on expense and the ABO of a one-basis-point change in the discount rate.

We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve. This methodology is consistently applied and involves little subjectivity. However, the calculated discount rate can change materially from year to year based on economic market conditions that impact yields on corporate bonds available in the marketplace.

Plan Assets.   Pension plan assets are invested primarily in listed securities. Our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. At February 28, 2005, with approximately $8.7 billion of plan assets, a one-basis-point change in this assumption for our domestic pension plans affects pension cost by approximately $870,000 (a decrease in the assumed expected long-term rate of return increases pension expense). We have assumed a 9.10% compound geometric long-term rate of return on our principal U.S. domestic pension plan assets since 2004 and anticipate using the same assumption for 2006.

Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

•  the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets.

•  the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over the next 10- to 15-year time period (or such other time period that may be appropriate).

•  the investment returns we can reasonably expect our active investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

We review the expected long-term rate of return on an annual basis and revise it as appropriate. Also, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets.

We last performed a detailed asset/liability study for 2004 based on the introduction of the Portable Pension Account (discussed below) which will reduce our liability duration over time, the significant additional contributions we made into the plans and the continuing deterioration of the equity markets. That study supported a long-term return on assets of 9.10%. The results of this study were reaffirmed for 2005 and 2006 by our third-party professional investment advisors and actuaries and support our current asset allocation strategy, which is summarized below:

	Percent of Plan Assets
Asset Class	Actual	Target
Domestic equities	53%	53%
International equities	20	17
Private equities	2	5
Total equities	75	75
Long duration fixed income securities	15	15
Other fixed income securities	10	10
	100%	100%

The actual compound geometric return on our pension plan assets was 10.0%, net of investment manager fees, for the 15-year period ended February 28, 2005. In 2003, we assumed a long-term rate of return on pension assets of 10.1%. We reduced that estimate to 9.1% in 2004. The 100-basis-point decrease in the expected long-term rate of return for 2004 negatively affected our 2004 pension cost by approximately $65 million.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases). Another method used in practice applies the market value of plan assets at the measurement date. The application of the calculated-value method reduced 2004 pension cost by approximately $106 million. The application of the calculated-value method approximated the result from applying the market-value method for 2005.

Salary Increases.   The assumed future increase in salaries and wages is also a key estimate in determining pension cost. Generally, we correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (since most incentive compensation is a component of pensionable wages). While the discount rate has declined in each of the past three years, we have held the estimated rate of future salary increases at 3.15% because the current rate is deemed to be at or near the floor based on current pay structures and improving our performance. For 2006 pension cost, a one-basis-point change in the rate of estimated future salaries affects pension cost by approximately $1.1 million (a decrease in this rate will decrease pension cost). We currently expect to hold this assumption constant for determination of 2006 pension cost. The decrease in this assumption to 3.15% for 2004 from 3.25% favorably impacted 2004 pension cost by approximately $10 million.

Following is information concerning the funded status of our pension plans as of May 31, 2005 and 2004 (in millions):

	2005	2004
Funded Status of Plans:
Accumulated benefit obligation (ABO):
Qualified U.S. domestic plans	$8,534	$7,069
Other plans	399	358
Total ABO	$8,933	$7,427
Projected benefit obligation (PBO)	$10,401	$8,683
Fair value of plan assets	8,826	7,783
PBO in excess of plan assets	(1,575)	(900)
Unrecognized actuarial losses, principally due to investments and changes in discount rate	2,500	1,694
Unamortized prior service cost and other	100	113
Amounts included in balance sheets	$1,025	$907
Components of Amounts Included in Balance Sheets:
Prepaid pension cost	$1,272	$1,127
Accrued pension liability	(247)	(220)
Minimum pension liability	(63)	(67)
Intangible asset and other	63	67
Net amounts recognized in balance sheets	$1,025	$907
Cash Amounts:
Cash contributions during the year	$489	$335
Benefit payments during the year	$194	$136

The funded status of the plans reflects a snapshot of the state of our long-term pension liabilities at the plan measurement date. Declining interest rates (which increase the discounted value of the PBO) have significantly impacted the funded status of our plans. However, our plans remain adequately funded to provide benefits to our employees as they come due and current benefit payments are nominal compared to our total plan assets (benefit payments for 2005 were approximately 2% of plan assets). Furthermore, our plan assets were sufficient to fully fund the accumulated benefit obligation of our qualified U.S. domestic plans in 2005 and 2004 despite the continuing decline in the discount rate.

Although not legally required, we made $460 million in contributions to our qualified U.S. pension plans in 2005 compared to total contributions of $320 million in 2004. Currently, we do not expect any contributions for 2006 will be legally required. However, we currently expect to make tax-deductible voluntary contributions to our qualified plans in 2006 at levels comparable to 2005.

Cumulative unrecognized actuarial losses were approximately $2.5 billion through February 28, 2005, compared to $1.7 billion at February 29, 2004. These unrecognized losses primarily reflect the declining discount rate and the declining stock market during 2003, 2002 and 2001. These amounts may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected U.S. domestic plan pension expense for 2006 includes $107 million of amortization of these actuarial losses versus $60 million in 2005 and $62 million in 2004.

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

Effective in 2004, we amended the FedEx Corporation Employees’ Pension Plan to add a cash balance feature, which we call the Portable Pension Account. We expect the Portable Pension Account will help reduce the long-term growth of our pension liabilities. All employees hired after May 31, 2003 accrue benefits under the Portable Pension Account formula. Eligible employees as of May 31, 2003 were able to choose between continuing to accrue benefits under the traditional pension benefit formula or accruing future benefits under the Portable Pension Account formula. The election was entirely optional. There was no conversion of existing accrued benefits to a cash balance. All benefits earned through May 31, 2003, including those applicable to employees electing the Portable Pension Account, will be determined under a traditional pension plan formula. Accordingly, it will be several years before the impact of the lower benefit provided under this formula has a significant impact on our total pension liabilities and costs.

Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service and interest on the notional account balance. An employee’s pay credits will be determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury index, with a 4% minimum and a maximum based on a government rate. Employees are fully vested on completion of five years of service.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At May 31, 2005 there were approximately $1.1 billion of self-insurance accruals reflected in our balance sheet ($1.03 billion at May 31, 2004). At May 31, 2004 and 2003 approximately 43% of these accruals are classified as current liabilities.

The measurement of these costs requires the consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Historically, it has been infrequent that incurred claims exceeded our self-insured limits. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments based on historical development factors.

We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are consistently measured on a conservative basis. Nevertheless, changes in healthcare costs, accident frequency and severity, insurance retention levels and other factors can materially affect the estimates for these liabilities.

LONG-LIVED ASSETS

Property and Equipment.   Our key businesses are capital intensive with more than 45% of our total assets invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are part of the cost of acquiring the asset are expensed as incurred. However, consistent with industry practice, we capitalize certain aircraft-related major maintenance costs on one of our aircraft fleet types and amortize these costs over their estimated service lives.

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

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. In addition, opportunistic aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $348 million and $106 million at May 31, 2005 and 2004, respectively. We plan to modify these assets in the future to place them into operation.

The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values when the decision is made to dispose of the asset and certain other criteria are met. There were no material asset impairment charges recognized in 2005, 2004 or 2003.

Leases.   We utilize operating leases to finance certain of our aircraft and facilities. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 8 to the accompanying consolidated financial statements, at May 31, 2005 we had approximately $14 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted average remaining lease term of all operating leases outstanding at May 31, 2005 was approximately 6 years.

The future commitments for operating leases are not reflected as a liability in our balance sheet because these leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. We believe we have well-defined and controlled processes for making this evaluation, including obtaining third-party appraisals for material transactions.

On February 7, 2005, the SEC posted to its Web site a letter from the Chief Accountant of the SEC to the AICPA Center for Public Company Audit Firms discussing three lease accounting issues that have been the cause of several recent public company restatements. Of specific concern is the appropriate accounting for: (1) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals; (2) the pattern of recognition of rent when the lease term in an operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”); and (3) incentives related to leasehold improvements provided by a landlord/lessor to a tenant/lessee in an operating lease. We evaluated our accounting for the three lease accounting issues identified by the SEC and believe that we are in compliance with the SEC’s guidance.

Goodwill.   We have approximately $2.8 billion of goodwill on our balance sheet resulting from the acquisition of businesses, which includes approximately $1.7 billion from our acquisition of FedEx Kinko’s in 2004. Accounting standards require that we do not amortize goodwill but review it for impairment on at least an annual basis.

The annual evaluation of goodwill impairment requires the use of estimates and assumptions to determine the fair value of our reporting units using a discounted cash flow methodology. In particular, the following estimates used by management can significantly affect the outcome of the impairment test: revenue growth rates; operating margins; discount rates and expected capital expenditures. Each year, independent of our goodwill impairment test, we update our weighted-average cost of capital calculation and perform a long-range planning analysis to project expected results of operations. Using this data, we complete a separate fair-value analysis for each of our reporting units. Changes in forecasted operations and other assumptions could materially affect these estimates. We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. We performed our annual impairment tests in the fourth quarter of 2005. Because the fair value of each of our reporting units exceeded its carrying value, including goodwill, no impairment charge was necessary.

Intangible Asset with an Indefinite Life.   We have an intangible asset of $567 million associated with the Kinko’s trade name. This intangible asset is not amortized because it has an indefinite remaining useful life. We must review this asset for impairment on at least an annual basis. This annual evaluation requires the use of estimates about the future cash flows attributable to the Kinko’s trade name to determine the estimated fair value of the trade name. Changes in forecasted operations and changes in discount rates can materially affect this estimate. However, once an impairment of this intangible asset has been recorded, it cannot be reversed. We performed our annual impairment test in the fourth quarter of 2005 which determined that the fair value of the trade name exceeded its carrying value; therefore, no impairment charge was necessary. The recoverability of recorded intangible assets, including goodwill, at FedEx Kinko’s is dependent upon achieving projected expansion and growth plans for this reporting unit.

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

We recognize revenue upon delivery of shipments or, for our business services, logistics and trade services businesses, upon the completion of services. Transportation industry practice includes four acceptable methods for revenue recognition for shipments in process at the end of an accounting period, two of which are predominant: (1) recognize all revenue and the related delivery costs when shipments are delivered or (2) recognize a portion of the revenue earned for shipments that have been picked up but not yet delivered at period end and accrue delivery costs as incurred. We use the second method; we recognize the portion of revenue earned at the balance sheet date for shipments in transit and accrue all delivery costs as incurred. We believe this accounting policy effectively and consistently matches revenue with expenses and recognizes liabilities as incurred.

Our contract logistics, global trade services and certain transportation businesses engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions, taxes and duties.

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

Unbilled Revenue.   There is a time lag between the completion of a shipment and the generation of an invoice that varies by customer and operating company. Accordingly, unbilled revenue is recognized through estimates using actual shipment volumes and historical trends of shipment size and length of haul. These estimates are adjusted in subsequent months to the actual amounts invoiced. Due to strong system controls and shipment visibility, there is a low level of subjectivity inherent in these accrual processes and the estimates have historically not varied significantly from actual amounts subsequently invoiced.

Shipments in Process.   The majority of our shipments have short cycle times; so, less than 5% of a total month’s revenue is typically in transit at the end of a period. We periodically perform studies to measure the percentage of completion for shipments in process. At month-end, we estimate the amount of revenue earned on shipments in process based on actual shipments picked up, the scheduled day of delivery, the day of the week on which the month ends (which affects the percentage of completion) and current trends in our average price for the respective services. We believe these estimates provide a reasonable approximation of the actual revenue earned at the end of a period.

Future Adjustments to Revenue and Accounts Receivable.   In the transportation industry, pricing that is put in place may be subsequently adjusted due to continued negotiation of contract terms, earned discounts triggered by certain shipment volume thresholds, and/or no fee money-backed guarantee refunds caused by on-time service failures. We account for estimated future revenue adjustments through a reserve against accounts receivable that takes into consideration historical experience and current trends. While write-offs related to bad debts do occur from time to time, they are small compared to our total revenue and accounts receivable balances due to the small value of individual shipping transactions, sales to a large number of customers, our short credit terms and our credit and collection practices.

For 2005 and 2004, revenue adjustments as a percentage of total revenue averaged approximately 3%. Due to our reliable on-time service, close communication with customers, strong revenue systems, and minimal volume discounts in place, we have maintained a consistently low revenue adjustment percentage. A one-basis-point change in the revenue adjustment percentage would increase or decrease revenue adjustments by approximately $3 million. For 2005 and 2004, bad debt expense associated with credit losses has averaged approximately 0.4% of total revenue and reflects our strong credit management processes.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in the following sections of MD&A, “Outlook (including segment outlooks),” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and “Critical Accounting Policies and Estimates,” and the “Employee Benefit Plans” note to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•       economic conditions in the domestic and international markets in which we operate;

•       any impacts on our business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements and labor rules;

•       the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry of FedEx in particular, and what effects these events will have on our costs or the demand for our services;

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

•       our ability to successfully defend against challenges to our independent contractor model;

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

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and a properly staffed, professional internal audit department. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct deficiencies identified. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and a staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and the effectiveness of our internal control over financial reporting. Ernst & Young has issued their report concurring with management’s assessment, which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FedEx Corporation maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FedEx Corporation maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2005 and 2004 and related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2005 of FedEx Corporation and our report dated July 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee July 12, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FedEx Corporation’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee July 12, 2005

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	May 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$1,039	$1,046
Receivables, less allowances of $125 and $151	3,297	3,027
Spare parts, supplies and fuel, less allowances of $142 and $124	250	249
Deferred income taxes	510	489
Prepaid expenses and other	173	159
Total current assets	5,269	4,970
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	7,610	7,001
Package handling and ground support equipment	3,366	3,395
Computer and electronic equipment	3,893	3,537
Vehicles	1,994	1,919
Facilities and other	5,154	4,459
	22,017	20,311
Less accumulated depreciation and amortization	12,374	11,274
Net property and equipment	9,643	9,037
OTHER LONG-TERM ASSETS
Goodwill	2,835	2,802
Prepaid pension cost	1,272	1,127
Intangible and other assets	1,385	1,198
Total other long-term assets	5,492	5,127
	$20,404	$19,134

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	May 31,
	2005	2004
CURRENT LIABILITIES
Current portion of long-term debt	$369	$750
Accrued salaries and employee benefits	1,275	1,062
Accounts payable	1,739	1,615
Accrued expenses	1,351	1,380
Total current liabilities	4,734	4,807
LONG-TERM DEBT, LESS CURRENT PORTION	2,427	2,837
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,206	1,106
Pension, postretirement healthcare and other benefit obligations	828	768
Self-insurance accruals	621	591
Deferred lease obligations	532	503
Deferred gains, principally related to aircraft transactions	400	426
Other liabilities	68	60
Total other long-term liabilities	3,655	3,454
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 302 million shares issued for 2005 and 300 million shares issued for 2004	30	30
Additional paid-in capital	1,241	1,079
Retained earnings	8,363	7,001
Accumulated other comprehensive loss	(17)	(46)
	9,617	8,064
Less deferred compensation and treasury stock, at cost	29	28
Total common stockholders’ investment	9,588	8,036
	$20,404	$19,134

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2005	2004	2003
REVENUES	$29,363	$24,710	$22,487
OPERATING EXPENSES:
Salaries and employee benefits	11,963	10,728	9,778
Purchased transportation	2,935	2,407	2,155
Rentals and landing fees	2,314	1,918	1,803
Depreciation and amortization	1,462	1,375	1,351
Fuel	2,317	1,531	1,396
Maintenance and repairs	1,680	1,523	1,398
Business realignment costs	—	435	—
Other	4,221	3,353	3,135
	26,892	23,270	21,016
OPERATING INCOME	2,471	1,440	1,471
OTHER INCOME (EXPENSE):
Interest expense	(160)	(136)	(124)
Interest income	21	20	6
Other, net	(19)	(5)	(15)
	(158)	(121)	(133)
INCOME BEFORE INCOME TAXES	2,313	1,319	1,338
PROVISION FOR INCOME TAXES	864	481	508
NET INCOME	$1,449	$838	$830
BASIC EARNINGS PER COMMON SHARE	$4.81	$2.80	$2.79
DILUTED EARNINGS PER COMMON SHARE	$4.72	$2.76	$2.74

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$1,449	$838	$830
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,462	1,375	1,351
Provision for uncollectible accounts	101	106	105
Deferred income taxes and other noncash items	63	(8)	329
Tax benefit on the exercise of stock options	36	43	20
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Receivables	(235)	(307)	(197)
Other current assets	(26)	10	39
Pension assets and liabilities, net	(118)	155	(854)
Accounts payable and other operating liabilities	365	841	252
Other, net	20	(33)	(4)
Cash provided by operating activities	3,117	3,020	1,871
INVESTING ACTIVITIES
Capital expenditures	(2,236)	(1,271)	(1,511)
Business acquisitions, net of cash acquired	(122)	(2,410)	—
Proceeds from asset dispositions	12	18	22
Other, net	(2)	1	(1)
Cash used in investing activities	(2,348)	(3,662)	(1,490)
FINANCING ACTIVITIES
Principal payments on debt	(791)	(319)	(10)
Proceeds from debt issuances	—	1,599	—
Proceeds from stock issuances	99	115	81
Dividends paid	(84)	(66)	(60)
Purchase of treasury stock	—	(179)	(186)
Other, net	—	—	1
Cash (used in) provided by financing activities	(776)	1,150	(174)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(7)	508	207
Cash and cash equivalents at beginning of period	1,046	538	331
Cash and cash equivalents at end of period	$1,039	$1,046	$538

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total
BALANCE AT MAY 31, 2002	$30	$1,144	$5,465	$(53)	$(20)	$(21)	$6,545
Net income	—	—	830	—	—	—	830
Foreign currency translation adjustment, net of deferred taxes of $10	—	—	—	37	—	—	37
Minimum pension liability adjustment, net of deferred tax benefit of $7	—	—	—	(14)	—	—	(14)
Total comprehensive income							853
Purchase of treasury stock	—	—	—	—	(186)	—	(186)
Cash dividends declared ($0.15 per share)	—	—	(45)	—	—	—	(45)
Employee incentive plans and other (3,268,180 shares issued)	—	(56)	—	—	181	(16)	109
Amortization of deferred compensation	—	—	—	—	—	12	12
BALANCE AT MAY 31, 2003	30	1,088	6,250	(30)	(25)	(25)	7,288
Net income	—	—	838	—	—	—	838
Minimum pension liability adjustment, net of deferred tax benefit of $12	—	—	—	(16)	—	—	(16)
Total comprehensive income							822
Purchase of treasury stock	—	—	—	—	(179)	—	(179)
Cash dividends declared ($0.29 per share)	—	—	(87)	—	—	—	(87)
Employee incentive plans and other (4,013,182 shares issued)	—	(9)	—	—	204	(18)	177
Amortization of deferred compensation	—	—	—	—	—	15	15
BALANCE AT MAY 31, 2004	30	1,079	7,001	(46)	—	(28)	8,036
Net income	—	—	1,449	—	—	—	1,449
Foreign currency translation adjustment, net of deferred taxes of $5	—	—	—	27	—	—	27
Minimum pension liability adjustment, net of deferred taxes of $1	—	—	—	2	—	—	2
Total comprehensive income							1,478
Cash dividends declared ($0.29 per share)	—	—	(87)	—	—	—	(87)
Employee incentive plans and other (2,767,257 shares issued)	—	162	—	—	(1)	(16)	145
Amortization of deferred compensation	—	—	—	—	—	16	16
BALANCE AT MAY 31, 2005	$30	$1,241	$8,363	$(17)	$(1)	$(28)	$9,588

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS.   FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through operating companies that compete collectively and are managed collaboratively under the respected FedEx brands. Our operations are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of regional less-than-truckload (“LTL”) freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These businesses form the core of our reportable segments.

Other business units in the FedEx portfolio are FedEx Trade Networks, Inc. (“FedEx Trade Networks”), a global trade services company; FedEx SmartPost, Inc. (“FedEx SmartPost”), a small-parcel consolidator; FedEx Supply Chain Services, Inc. (“FedEx Supply Chain Services”), a contract logistics provider; FedEx Custom Critical, Inc. (“FedEx Custom Critical”), a critical-shipment carrier; Caribbean Transportation Services, Inc. (“Caribbean Transportation Services”), a provider of airfreight forwarding services, and FedEx Corporate Services, Inc. (“FedEx Services”), a provider of customer-facing sales, marketing and information technology functions, primarily for FedEx Express and FedEx Ground.

FISCAL YEARS.   Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2005 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION.   The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS.   Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

CREDIT RISK.   We routinely grant credit to many of our customers for transportation and business services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations.

REVENUE RECOGNITION.   Revenue is recognized upon delivery of shipments or the completion of the service for our office and print services, logistics and trade services businesses. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

Our contract logistics, global trade services and certain transportation businesses engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions, and taxes and duties.

ADVERTISING.   Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $326 million, $284 million and $249 million in 2005, 2004 and 2003, respectively.

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

PROPERTY AND EQUIPMENT.   Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized and amortized over their estimated service lives. The net book value of these capitalized major maintenance costs at May 31, 2005 and 2004 was $60 million and $71 million, respectively. We capitalize certain direct internal and external costs associated with the development of internal use software. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is generally computed using accelerated methods. The depreciable lives and net book value of our property and equipment is as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2005	2004
Wide-body aircraft and related equipment	15 to 25 years	$3,948	$3,587
Narrow-body and feeder aircraft and related equipment	5 to 15 years	330	332
Package handling and ground support equipment	3 to 30 years	938	1,135
Computer and electronic equipment	3 to 10 years	758	769
Vehicles	3 to 12 years	718	711
Facilities and other	2 to 40 years	2,951	2,503

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.438 billion, $1.361 billion and $1.334 billion in 2005, 2004 and 2003, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST.   Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $22 million in 2005, $11 million in 2004 and $16 million in 2003.

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

PENSION AND POSTRETIREMENT HEALTHCARE PLANS.   These defined benefit plans are measured as of the last day of our fiscal third quarter of each year using actuarial techniques that reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases, future expected long-term returns on plan assets and future increases in healthcare costs. Discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with cash flows that correlate to the expected payouts of the applicable liabilities. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction.

GOODWILL.   Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value is determined using a discounted cash flow methodology. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

INTANGIBLE ASSETS.   Amortizable intangible assets include customer relationships, technology assets and contract-based intangibles acquired in business combinations. Amortizable intangible assets are amortized over periods ranging from 2 to 15 years, either on a straight-line basis or an accelerated basis depending upon the pattern in which the economic benefits are realized. Non-amortizing intangible assets consist of the Kinko’s trade name. Non-amortizing intangibles are reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

INCOME TAXES.   Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate in effect when the taxes are paid.

We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations for 2005, 2004, and 2003 were approximately $636 million, $430 million and $140 million, respectively, which represent only a portion of total results associated with international shipments.

SELF-INSURANCE ACCRUALS.   We are primarily self-insured for workers’ compensation claims, vehicle accidents and general liabilities, benefits paid under employee healthcare programs and long-term disability benefits. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.   The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004 and are ongoing. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations

AIRLINE STABILIZATION ACT CHARGE.   During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that FedEx Express was entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million which was made in December 2004. Because we could no longer conclude that collection of the entire $119 million recorded in 2002 was probable, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. We are vigorously contesting this determination judicially and will continue to aggressively pursue our compensation claim. Should any additional amounts ultimately be recovered by FedEx Express on this matter, they will be recognized in the period that they are realized.

STOCK COMPENSATION.   We currently apply Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense is recorded for stock options when the exercise price is equal to or greater than the market price of our common stock at the date of grant. For awards of restricted stock and to determine the pro forma effects of stock options set forth below, we recognize the fair value of the awards ratably over their explicit service period.

If compensation cost for stock-based compensation plans had been determined under Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock Based Compensation,” stock option compensation expense, pro forma net income and basic and diluted earnings per common share for 2005, 2004 and 2003 assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Years ended May 31,
	2005	2004	2003
Net income, as reported	$1,449	$838	$830
Add: Stock compensation included in reported net income, net of tax	4	10	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	40	37	34
Pro forma net income	$1,413	$811	$796
Earnings per common share:
Basic—as reported	$4.81	$2.80	$2.79
Basic—pro forma	$4.69	$2.71	$2.67
Diluted—as reported	$4.72	$2.76	$2.74
Diluted—pro forma	$4.60	$2.68	$2.63

See Note 10 for a discussion of the assumptions underlying the pro forma calculations above.

FOREIGN CURRENCY TRANSLATION.   Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations. Cumulative net foreign currency translation gains and (losses) in accumulated other comprehensive loss were $14 million, ($13) million and ($13) million at May 31, 2005, 2004 and 2003, respectively.

USE OF ESTIMATES.   The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; employee retirement plan obligations; tax liabilities; accounts receivable allowances; obsolescence of spare parts; contingent liabilities; and impairment assessments on long-lived assets (including goodwill and indefinite lived intangible assets).

NOTE 2:   RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We plan to adopt this standard using the modified prospective basis.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. If applied to 2005 and 2004, the impact of that standard would have materially approximated that of SFAS 123 as presented in Note 1 (reducing earnings per diluted share in 2005 and 2004 by $0.12 and $0.08, respectively.)  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. Based on historical experience, we do not expect the impact of adopting SFAS 123R to be material to our reported cash flows.

NOTE 3:   BUSINESS COMBINATIONS

FEDEX SMARTPOST.   On September 12, 2004, we acquired the assets and assumed certain liabilities of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash. FedEx SmartPost is a leading small-parcel consolidator and broadens our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service. The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of its acquisition and are not material to reported or pro forma results of operations of any period.

The excess cost over the estimated fair value of the assets acquired and liabilities assumed (approximately $20 million) has been recorded as goodwill, which is entirely attributed to FedEx Ground. The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill was based primarily on internal estimates and independent appraisals.

The purchase price was allocated as follows (in millions):

Current assets, primarily accounts receivable	$10
Property and equipment	91
Intangible assets	10
Goodwill	20
Current liabilities	(9)
Total purchase price	$122

FEDEX KINKO’S.   On February 12, 2004, we acquired FedEx Kinko’s for approximately $2.4 billion in cash. We also assumed $39 million of capital lease obligations. FedEx Kinko’s is a leading provider of document solutions and business services. Its network of worldwide locations offers access to color printing, finishing and presentation services, Internet access, videoconferencing, outsourcing, managed services, Web-based printing and document management solutions.

The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill, as well as the assignment of goodwill to our reportable segments, was based primarily on internal estimates of cash flows and independent appraisals. We used an independent appraisal firm to determine the fair value of certain assets and liabilities, primarily property and equipment and acquired intangible assets, including the value of the Kinko’s trade name, customer-related intangibles, technology assets and contract-based intangibles.

Approximately $1.8 billion was recorded as goodwill, as the acquisition expands our portfolio of business services, while providing a substantially enhanced capability to provide package-shipping services to small- and medium-sized business customers through FedEx Kinko’s network of retail locations. Because this was an acquisition of stock, goodwill is not deductible for tax purposes. Approximately $130 million of the goodwill was attributed to the FedEx Express segment and $70 million was attributed to the FedEx Ground segment based on the expected increase in each segment’s fair value as a result of the acquisition.

The purchase price was allocated as follows (in millions):

Current assets, primarily accounts receivable and inventory	$241
Property and equipment	328
Goodwill	1,751
Intangible asset with an indefinite life	567
Amortizable intangible assets	82
Other long-term assets	52
Total assets acquired	3,021
Current liabilities	(298)
Deferred income taxes	(267)
Long-term capital lease obligations and other long-term liabilities	(36)
Total liabilities assumed	(601)
Total purchase price	$2,420

Indefinite lived intangible asset.   This intangible asset represents the estimated fair value allocated to the Kinko’s trade name. This intangible asset will not be amortized because it has an indefinite remaining useful life based on the length of time that the Kinko’s name had been in use, the Kinko’s brand awareness and market position and our plans for continued use of the Kinko’s brand.

Amortizable intangible assets.   These intangible assets represent the fair value associated with the business expected to be generated from existing customer relationships and contracts as of the acquisition date. The fair value of these assets was primarily determined by measuring the present value of the projected future earnings attributable to these assets. Substantially all of these assets are being amortized on an accelerated basis over an estimated useful life of approximately seven years. While the useful life of these customer-relationship assets is not limited by contract or any other economic, regulatory or other known factors, the useful life of seven years was determined at the acquisition date based on customer attrition patterns.

The following unaudited pro forma consolidated financial information presents the combined results of operations of FedEx and FedEx Kinko’s as if the acquisition had occurred at the beginning of 2003. The unaudited pro forma results have been prepared for comparative purposes only. Adjustments were made to the combined results of operations, primarily related to higher depreciation and amortization expense resulting from higher property and equipment values and acquired intangible assets and additional interest expense resulting from acquisition debt. The accounting literature establishes firm guidelines around how this pro forma information is presented, which precludes the assumption of business synergies. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of the consolidated results of operations of FedEx that would have been reported had the acquisition been completed as of the beginning of 2003. Furthermore, this pro forma information is not representative of the future consolidated results of operations of FedEx.

Pro forma unaudited results were as follows (in millions, except per share data):

	Years ended May 31,
	2004(1)	2003
Revenues	$26,056	$24,427
Net income	836	841
Basic earnings per common share	2.80	2.82
Diluted earnings per common share	2.75	2.78

(1)  Includes $27 million, net of tax, of nonrecurring expenses at FedEx Kinko’s, primarily in anticipation of the acquisition. Also includes $270 million, net of tax, of business realignment costs and a $37 million, net of tax, nonrecurring tax benefit at FedEx.

We paid a portion of the purchase price from available cash balances. To finance the remainder of the purchase price, we issued commercial paper backed by a six-month $2 billion credit facility. In March 2004, we issued $1.6 billion of senior unsecured notes in three maturity tranches: one, three and five years at $600 million, $500 million and $500 million, respectively. Net proceeds from the borrowings were used to repay the commercial paper backed by the six-month credit facility. We canceled the six-month credit facility in March 2004. See Note 7 for further discussion.

These acquisitions were accounted for under the purchase method of accounting. The operating results of the acquired businesses are included in our consolidated results of operations from the date of acquisition.

NOTE 4:   GOODWILL AND INTANGIBLES

The carrying amount of goodwill attributable to each reportable operating segment and changes therein follows (in millions):

	May 31, 2003	Goodwill Acquired During 2004		May 31, 2004	Goodwill Acquired During 2005		Purchase Adjustments and Other	May 31, 2005
FedEx Express segment	$397	$130	(1)	$527	$—		$1	$528
FedEx Ground segment	—	70	(1)	70	20	(2)	—	90
FedEx Freight segment	666	—		666	—		—	666
FedEx Kinko’s segment	—	1,539		1,539	—		12	1,551
	$1,063	$1,739		$2,802	$20		$13	$2,835

(1)  FedEx Kinko’s acquisition.

(2)  FedEx SmartPost acquisition.

The components of our intangible assets were as follows (in millions):

	May 31, 2005		May 31, 2004
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$77	$(16)	$72	$(3)
Contract related	79	(50)	79	(43)
Technology related and other	51	(23)	45	(17)
Total	$207	$(89)	$196	$(63)
Non-amortizing intangible asset
Kinko’s trade name	$567	$—	$567	$—

Amortization expense for intangible assets was $26 million in 2005, $14 million in 2004 and $13 million in 2003. Estimated amortization expense for the next five years is as follows (in millions):

2006	$25
2007	23
2008	21
2009	18
2010	16

NOTE 5:   BUSINESS REALIGNMENT COSTS

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees at FedEx Express. These programs were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these programs. Costs were also incurred for the elimination of certain management positions, primarily at FedEx Express and FedEx Services, based on the staff reductions from the voluntary programs and other cost reduction initiatives. Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred.

The components of our business realignment costs and changes in the related accruals were as follows for the year ended May 31, 2004 (in millions):

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Accrual balances at May 31, 2003	$—	$—	$—	$—
Charged to expense	202	158	75	435
Cash paid	(8)	(152)	(31)	(191)
Amounts charged to other assets/liabilities(2)	(194)	—	(22)	(216)
Accrual balances at May 31, 2004	$—	$6	$22	$28

(1)  Other includes costs for management severance agreements, which are payable over future periods, including compensation related to the modification of previously granted stock options and incremental pension and healthcare benefits. Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

(2)  Amounts charged to other assets and liabilities relate primarily to incremental pension and healthcare benefits.

No material costs related to these programs were incurred during 2005. At May 31, 2004, we had remaining business realignment related accruals of $28 million. The remaining accruals relate to management severance agreements, which are payable over future periods. At May 31, 2005, these accruals had decreased to $7 million due predominantly to cash payments made during 2005.

NOTE 6:   SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2005	2004
Accrued Salaries and Employee Benefits
Salaries	$171	$163
Employee benefits	689	496
Compensated absences	415	403
	$1,275	$1,062
Accrued Expenses
Self-insurance accruals	$483	$442
Taxes other than income taxes	288	291
Other	580	647
	$1,351	$1,380

NOTE 7:   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of our long-term debt were as follows (in millions):

	May 31,
	2005	2004
Unsecured debt	$2,255	$2,855
Capital lease obligations	401	534
Other debt, interest rates of 2.46% to 9.98% due through 2008	140	198
	2,796	3,587
Less current portion	369	750
	$2,427	$2,837

At May 31, 2005 and 2004, we had two revolving bank credit facilities totaling $1 billion which were undrawn. One revolver provides for $750 million through September 28, 2006. The second is a 364-day facility providing for $250 million which expires on September 22, 2005 and is extendable for one additional year through September 21, 2006. Interest rates on borrowings under the agreements are generally determined by maturities selected and prevailing market conditions. Borrowings under the credit agreements will bear interest, at our option, at a rate per annum equal to either (a) the London Interbank Offered Rate (“LIBOR”) plus a credit spread, or (b) the higher of the Federal Funds Effective Rate, as defined, plus ½ of 1%, or the bank’s Prime Rate. The revolving credit agreements contain certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.

From time to time, we finance certain operating and investing activities, including acquisitions, through the issuance of commercial paper. Our commercial paper program is backed by unused commitments under our revolving credit facilities and reduces the amounts available under the facilities. As of May 31, 2005 and 2004, no commercial paper borrowings were outstanding and the entire $1 billion under the revolving credit agreements was available.

The components of unsecured debt (net of discounts) were as follows (in millions):

	May 31,
	2005	2004
Senior unsecured debt
Interest rate of three-month LIBOR (1.11% at May 31, 2004) plus 0.28%, due in 2005	$—	$600
Interest rate of 7.80%, due in 2007	200	200
Interest rate of 2.65%, due in 2007	500	500
Interest rate of 3.50%, due in 2009	499	499
Interest rates of 6.63% to 7.25%, due through 2011	499	499
Interest rate of 9.65%, due in 2013	299	299
Interest rate of 7.60%, due in 2098	239	239
Other notes, due through 2007	19	19
	$2,255	$2,855

To finance our acquisition of FedEx Kinko’s in 2004, we entered into a six-month $2 billion credit facility. During February 2004, we issued commercial paper backed by unused commitments under this facility. In March 2004, we issued $1.6 billion of senior unsecured notes in three maturity tranches: one, three and five years, at $600 million, $500 million and $500 million, respectively. Net proceeds from these borrowings were used to repay the commercial paper backed by the six-month credit facility. We canceled the six-month credit facility in March 2004.

Capital lease obligations include certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreements. In addition, during 2004, FedEx Express amended two leases for MD11 aircraft, which required FedEx Express to record $110 million in both fixed assets and long-term liabilities. During 2003, FedEx Express amended four leases for MD11 aircraft, which commits FedEx Express to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, the amended leases were accounted for as capital leases, which added $221 million to both fixed assets and long-term liabilities at May 31, 2003. Two of these aircraft were paid off in 2005 when the purchase obligation became due.

Other long-term debt includes $125 million related to two leased MD11 aircraft that are consolidated under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The debt requires interest at LIBOR plus a margin and is due in installments through March 30, 2007. See Note 17 for further discussion.

We issue other financial instruments in the normal course of business to support our operations. Letters of credit at May 31, 2005 were $580 million. The amount unused under our letter of credit facility totaled approximately $39 million at May 31, 2005. This facility expires in May of 2006. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheet, where applicable. Therefore, no additional liability is reflected for the letters of credit.

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2005, are as follows (in millions):

2006	$265
2007	844
2008	—
2009	499
2010	—

Long-term debt, exclusive of capital leases, had carrying values of $2.4 billion and $3.0 billion at May 31, 2005 and 2004, respectively, compared with estimated fair values of approximately $2.6 billion and $3.2 billion at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have a $1.0 billion shelf registration statement with the SEC to provide flexibility and efficiency when obtaining financing. Under this shelf registration statement we may issue, in one or more offerings, either unsecured debt securities, common stock or a combination of such instruments. The entire $1 billion is available for future financings.

NOTE 8:   LEASE COMMITMENTS

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2039. In addition, supplemental aircraft are leased under agreements that generally provide for cancelation upon 30 days’ notice.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2005	2004
Aircraft	$232	$344
Package handling and ground support equipment	167	168
Vehicles	36	39
Other, principally facilities	167	230
	602	781
Less accumulated amortization	329	390
	$273	$391

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2005	2004	2003
Minimum rentals	$1,793	$1,560	$1,522
Contingent rentals	235	143	107
	$2,028	$1,703	$1,629

Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases at May 31, 2005 is as follows (in millions):

2006	$121
2007	22
2008	99
2009	11
2010	96
Thereafter	130
479
Less amount representing interest	78
Present value of net minimum lease payments	$401

A summary of future minimum lease payments under noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at May 31, 2005 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2006	$607	$1,039	$1,646
2007	606	912	1,518
2008	585	771	1,356
2009	555	636	1,191
2010	544	501	1,045
Thereafter	4,460	2,789	7,249
	$7,357	$6,648	$14,005

The weighted average remaining lease term of all operating leases outstanding at May 31, 2005 was approximately 6 years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

NOTE 9:   PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2005, none of these shares had been issued.

NOTE 10:   COMMON STOCKHOLDERS’ INVESTMENT

TREASURY SHARES

The following table summarizes information about treasury share repurchases for the years ended May 31:

	Shares	Average Price Per Share
2005	—	$—
2004	2,625,000	68.14
2003	3,275,000	56.66

These repurchases were done under share repurchase programs aggregating 15 million shares. A total of 5.75 million shares remain under existing share repurchase authorizations. At May 31, 2005 and 2004, respectively, 18,111 and 4,760 shares remained outstanding in treasury.

STOCK COMPENSATION PLANS

STOCK OPTION PLANS.   Under the provisions of our stock incentive plans, key employees and non-employee directors may be granted options to purchase shares of common stock at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years with more than 80% of stock option grants vesting ratably over 4 years. At May 31, 2005, there were 3,589,600 shares available for future grants under these plans.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $20.37, $18.02 and $17.12 per option in 2005, 2004 and 2003, respectively.

We are required to disclose the pro forma effect of accounting for stock options using such a valuation method for all options granted in 1996 and thereafter (see Note 1). We use the Black-Scholes option-pricing model to calculate the fair value of options for our pro forma disclosures. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of pro forma compensation expense. Following is a table of the key weighted-average assumptions used in the option valuation calculations for the options granted in the three years ended May 31, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2005	2004	2003
Expected lives	4 years	4 years	4 years
Expected volatility	27%	32%	35%
Risk-free interest rate	3.559%	2.118%	4.017%
Dividend yield	0.3215%	0.3102%	0.3785%

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

The following table summarizes information about our stock option plans for the years ended May 31:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	17,349,307	$46.39	17,315,116	$38.88	17,306,014	$34.32
Granted	2,718,651	76.21	3,937,628	64.96	3,261,800	53.22
Exercised	(2,540,324)	39.14	(3,724,605)	31.05	(2,951,154)	27.73
Forfeited	(168,252)	63.27	(178,832)	46.71	(301,544)	40.47
Outstanding at end of year	17,359,382	51.96	17,349,307	46.39	17,315,116	38.88
Exercisable at end of year	9,660,334	42.34	8,747,523	38.28	8,829,515	33.58

The following table summarizes information about stock options outstanding at May 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$15.34 - $23.01	595,402	1.1 years	$19.35	595,402	$19.35
23.17 - 34.76	2,035,885	2.7 years	29.84	2,035,885	29.84
35.00 - 52.50	4,861,199	5.6 years	40.23	3,886,522	39.85
53.46 - 80.19	9,464,196	7.5 years	62.99	3,142,525	57.89
84.98 - 100.20	402,700	9.5 years	94.12	—	—
15.34 - 100.20	17,359,382	6.3 years	51.96	9,660,334	42.34

Total equity compensation shares outstanding or available for grant represented approximately 6.8% and 7.1% of total outstanding common and equity compensation shares and equity compensation shares available for grant at May 31, 2005 and May 31, 2004, respectively.

Stock Options Expensed.   Under our business realignment programs discussed in Note 5, we recognized approximately $6 million and $16 million of expense ($4 million and $10 million, net of tax)

during 2005 and 2004, respectively, related to the modification of previously granted stock options. We calculated this expense using the Black-Scholes method.

RESTRICTED STOCK PLANS.   Under the terms of our restricted stock plans, shares of common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price at the date of award. Compensation related to these plans is recorded as a reduction of common stockholders’ investment and is amortized to expense over the explicit service period.

The following table summarizes information about restricted stock awards for the years ended May 31:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Awarded	218,273	$80.24	282,423	$67.11	343,500	$47.56
Forfeited	21,354	55.41	10,000	43.41	17,438	48.01

At May 31, 2005, there were 550,634 shares available for future awards under these plans. Annual compensation cost for the restricted stock plans was approximately $16 million for 2005, $14 million for 2004, and $12 million for 2003.

NOTE 11:   COMPUTATION OF EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2005	2004	2003
Net income applicable to common stockholders	$1,449	$838	$830
Weighted-average shares of common stock outstanding	301	299	298
Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	19	15
Less shares repurchased from proceeds of assumed exercise of options	(12)	(14)	(10)
Weighted-average common and common equivalent shares outstanding	307	304	303
Basic earnings per common share	$4.81	$2.80	$2.79
Diluted earnings per common share	$4.72	$2.76	$2.74

NOTE 12:   INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2005	2004	2003
Current provision
Domestic:
Federal	$634	$371	$112
State and local	65	54	28
Foreign	103	85	39
	802	510	179
Deferred provision (benefit)
Domestic:
Federal	67	(22)	304
State and local	(4)	(7)	25
Foreign	(1)	—	—
	62	(29)	329
	$864	$481	$508

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2005	2004	2003
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	1.7	2.3	2.6
Other, net	0.7	(0.8)	0.4
Effective tax rate	37.4%	36.5%	38.0%

The 37.4% effective tax rate in 2005 was favorably impacted ($12 million tax benefit or $0.04 per diluted share) by the one-time reduction of a valuation allowance on foreign tax credits arising from certain of our international operations as a result of the passage of the American Jobs Creation Act of 2004 and by a lower effective state tax rate. The lower 36.5% effective rate in 2004 was primarily attributable to the favorable decision in the tax case discussed below, stronger than anticipated international results and the results of tax audits in 2004. Our stronger than anticipated international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes on the same income, thereby mitigating the exposure to double taxation.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$301	$1,455	$310	$1,372
Employee benefits	397	453	386	406
Self-insurance accruals	311	—	297	—
Other	319	128	277	104
Net operating loss/credit carryforwards	54	—	47	—
Valuation allowance	(42)	—	(52)	—
	$1,340	$2,036	$1,265	$1,882

The net deferred tax liability of $696 million for 2005 and $617 million for 2004 has been classified in the balance sheet as a current deferred tax asset of $510 million and $489 million, and a non-current deferred tax liability of $1,206 million and $1,106 million, respectively.

The valuation allowance primarily represents amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2006. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized. The net decrease in the valuation allowance of $10 million was principally due to the reduction of the valuation allowance against certain foreign tax credits as a result of the passage of the American Jobs Creation Act of 2004, noted above, partially offset by an increase in the valuation allowance on certain capital loss and net operating loss carryover items.

In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs, previously received during the first quarter of 2004. The period during which the U.S. Department of Justice could appeal the decision lapsed in May 2005, making the decision final. The district court held that these costs were ordinary and necessary business expenses and properly deductible in our income tax returns. Neither the Sixth Circuit’s decision nor the government’s decision not to pursue an appeal had any impact on our financial condition, results of operations or tax rate during 2005. As a result of the District Court ruling, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share, in the first quarter of 2004, primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS. These adjustments affected both net interest expense ($30 million pretax) and income tax expense ($7 million). We expect to receive a refund payment of approximately $80 million (before income taxes of approximately $16 million) from the U.S. government in the first quarter of 2006, which is included in current receivables.

NOTE 13:   EMPLOYEE BENEFIT PLANS

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

Plan funding is actuarially determined and is subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Substantially all plan assets are actively managed. The weighted-average asset allocation for our primary pension plan at February 28, 2005 was as follows:

	Actual	Target
Domestic equities	53%	53%
International equities	20	17
Private equities	2	5
Total equities	75	75
Long duration fixed income securities	15	15
Other fixed income securities	10	10
	100%	100%

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with public and private fixed income portfolios, to earn a long-term investment return that meets our pension plan obligations. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices.

Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A substantial increase in the value of plan assets as a result of investment gains and contributions at the measurement date for 2005 pension expense (February 27, 2004) almost completely offset the effect of a slightly lower discount rate and other actuarial losses.

Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future.

Actuarial gains or losses are generated to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average services lives of our active employees if they exceed a corridor amount in the aggregate.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. Also, we periodically commission detailed asset/liability studies performed by third-party professional investment advisors and actuaries. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The study performed for 2004 supported the reasonableness of our 9.10% return assumption used for 2004 based on our liability duration and market conditions at the time we set this assumption (in 2004). The results of this study were reaffirmed for 2005 by our third-party professional investment advisors and actuaries.

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

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2005 and a statement of the funded status as of May 31, 2005 and 2004 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2005	2004	2005	2004
Accumulated Benefit Obligation (“ABO”)	$8,933	$7,427
Changes in Projected Benefit Obligation (“PBO”)
Projected benefit obligation at the beginning of year	$8,683	$7,117	$496	$382
Service cost	417	376	37	35
Interest cost	579	490	32	25
Actuarial loss	907	661	—	36
Benefits paid	(194)	(136)	(36)	(23)
Special termination benefits(1)	—	158	—	38
Amendments, benefit enhancements and other	9	17	8	3
Projected benefit obligation at the end of year	$10,401	$8,683	$537	$496
Change in Plan Assets
Fair value of plan assets at beginning of year	$7,783	$5,825	$—	$—
Actual return on plan assets	746	1,751	—	—
Company contributions	489	335	28	16
Benefits paid	(194)	(136)	(36)	(23)
Other	2	8	8	7
Fair value of plan assets at end of year	$8,826	$7,783	$—	$—
Funded Status of the Plans	$(1,575)	$(900)	$(537)	$(496)
Unrecognized actuarial loss (gain)	2,500	1,694	(1)	(1)
Unamortized prior service cost	104	118	4	1
Unrecognized transition amount	(4)	(5)	—	—
Prepaid (accrued) benefit cost	$1,025	$907	$(534)	$(496)
Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$1,272	$1,127	$—	$—
Accrued benefit liability	(247)	(220)	(534)	(496)
Minimum pension liability	(63)	(67)	—	—
Accumulated other comprehensive income(2)	52	54	—	—
Intangible asset	11	13	—	—
Prepaid (accrued) benefit cost	$1,025	$907	$(534)	$(496)

(1)  The special termination benefits reflected in the table above related primarily to early retirement incentives offered to certain groups of our employees at FedEx Express during 2004 (see Note 5 for more information).

(2)    The minimum pension liability component of Accumulated Other Comprehensive Income is shown in the Statement of Changes in Stockholders’ Investment and Comprehensive Income, net of deferred taxes.

Our pension plans included the following components at May 31, 2005 and 2004 (in millions):

	U.S. Plans				International
	Qualified		Nonqualified		Plans		Total
	2005	2004	2005	2004	2005	2004	2005	2004
ABO	$8,534	$7,069	$166	$166	$233	$192	$8,933	$7,427
PBO	$9,937	$8,274	$181	$179	$283	$230	$10,401	$8,683
Fair Value of Plan Assets	8,699	7,678	—	—	127	105	8,826	7,783
Funded Status	$(1,238)	$(596)	$(181)	$(179)	$(156)	$(125)	$(1,575)	$(900)
Unrecognized actuarial loss	2,414	1,621	27	32	59	41	2,500	1,694
Unamortized prior service cost	86	95	14	20	4	3	104	118
Unrecognized transition amount	(5)	(7)	—	—	1	2	(4)	(5)
Prepaid (accrued) benefit cost	$1,257	$1,113	$(140)	$(127)	$(92)	$(79)	$1,025	$907

The projected benefit obligation (“PBO”) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through May 31.

The measure of whether a pension plan is underfunded for financial accounting purposes is based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheet. Although not legally required, we made $460 million in contributions to our qualified U.S. pension plans in 2005 compared to total contributions of $320 million in 2004. Currently, we do not expect any contributions for 2006 will be legally required. However, we currently expect to make tax-deductible voluntary contributions to our qualified plans in 2006 at levels comparable to 2005.

We have certain nonqualified defined benefit pension plans that are not funded because such funding would be deemed current compensation to plan participants. Primarily related to those plans and certain international plans, we have ABOs aggregating approximately $399 million at May 31, 2005 and $358 million at May 31, 2004, with assets of $127 million at May 31, 2005 and $105 million at May 31, 2004. Plans with this funded status resulted in the recognition of a minimum pension liability in our balance sheets. This minimum liability was $63 million at May 31, 2005 and $67 million at May 31, 2004.

Net periodic benefit cost for the three years ended May 31 was as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2005	2004	2003	2005	2004	2003
Service cost	$417	$376	$374	$37	$35	$27
Interest cost	579	490	438	32	25	25
Expected return on plan assets	(707)	(597)	(594)	—	—	—
Recognized actuarial losses	60	62	—	—	—	—
Other amortization	12	12	10	(1)	—	(2)
	$361	$343	$228	$68	$60	$50

Increases in pension costs from the prior year are primarily the result of changes in discount rate.

Weighted-average actuarial assumptions for our primary U.S. plans, which comprise substantially all of our projected benefit obligations, are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2005	2004	2003	2005	2004	2003
Discount rate	6.285%	6.78%	6.99%	6.16%	6.57%	6.75%
Rate of increase in future compensation levels	3.15	3.15	3.15	—	—	—
Expected long-term rate of return on assets	9.10	9.10	10.10	—	—	—

The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the assets classes and the economic and capital market environments, updated for current conditions. Additional information about our pension plan can be found in the Critical Accounting Policies section of Management’s Discussion and Analysis.

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

2006	$228
2007	263
2008	283
2009	321
2010	375
2011-2015	2,718

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit costs are estimated to increase at an annual rate of 13% during 2006, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.75% during 2006, decreasing to an annual growth rate of 5% in 2013 and thereafter. Our postretirement healthcare cost is capped at 150% of the 1993 per capita projected employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2005, or 2005 benefit expense.

DEFINED CONTRIBUTION PLANS.   Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees. The majority of U.S employees are covered under 401(k) plans to which we provide discretionary matching contributions based on employee contributions. In addition, some employees are covered under profit sharing plans which provide for discretionary contributions, as determined annually by those business units. Expense under these plans was $97 million in 2005, $89 million in 2004 and $82 million in 2003.

NOTE 14:   BUSINESS SEGMENT INFORMATION

Our operations for the periods presented are primarily represented by FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s. These businesses form the core of our reportable segments. Other business units in the FedEx portfolio are FedEx Trade Networks, FedEx SmartPost, FedEx Supply Chain Services, FedEx Custom Critical and Caribbean Transportation Services. Management evaluates segment financial performance based on operating income.

Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express
FedEx Trade Networks
FedEx Ground Segment	FedEx Ground
FedEx SmartPost
FedEx Supply Chain Services
FedEx Freight Segment	FedEx Freight
FedEx Custom Critical
Caribbean Transportation Services
FedEx Kinko’s Segment	FedEx Kinko’s

The FedEx Kinko’s segment was formed in the fourth quarter of 2004 as a result of our acquisition of FedEx Kinko’s (formerly known as Kinko’s, Inc.). As discussed in Note 3, we acquired FedEx Kinko’s on February 12, 2004, and its results of operations have been included in our financial results from the date of acquisition.

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. Other allocations include costs for services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.

Certain operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates which we believe approximate fair value and are reflected as revenues of the billing segment. Such intersegment revenues and expenses are not separately identified in the following segment information as the amounts are not material and are eliminated in the consolidated results.

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Kinko’s Segment(1)	Other and Eliminations(2)	Consolidated Total
Revenues
2005	$19,485	$4,680	$3,217	$2,066	$(85)	$29,363
2004	17,497	3,910	2,689	521	93	24,710
2003	16,467	3,581	2,443	—	(4)	22,487
Depreciation and amortization
2005	$798	$176	$102	$138	$248	$1,462
2004	810	154	92	33	286	1,375
2003	818	155	88	—	290	1,351
Operating income
2005(3)	$1,414	$604	$354	$100	$(1)	$2,471
2004(4)	629	522	244	39	6	1,440
2003	783	494	193	—	1	1,471
Segment assets(5)
2005	$13,130	$2,776	$2,047	$2,987	$(536)	$20,404
2004	12,443	2,248	1,924	2,903	(384)	19,134
2003	11,188	1,846	1,825	—	526	15,385

(1)  Includes the operations of FedEx Kinko’s from the formation of the FedEx Kinko’s segment on March 1, 2004.

(2)  Includes the results of operations of FedEx Kinko’s from February 12, 2004 (date of acquisition) through February 29, 2004 (approximately $100 million of revenue and $6 million of operating income).

(3)  Includes $48 million related to an Airline Stabilization Act charge.

(4)  Includes business realignment costs of $428 million in the FedEx Express segment, $1 million in the FedEx Ground segment and $6 million in Other and Eliminations.

(5)  Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Kinko’s		Consolidated
	Segment	Segment	Segment	Segment	Other	Total
2005	$1,195	$456	$217	$152	$216	$2,236
2004	592	314	130	36	199	1,271
2003	917	252	139	—	203	1,511

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2005	2004	2003
FedEx Express segment:
Package:
U.S. overnight box	$5,969	$5,558	$5,432
U.S. overnight envelope	1,798	1,700	1,715
U.S. deferred	2,799	2,592	2,510
Total domestic package revenue	10,566	9,850	9,657
International priority	6,134	5,131	4,367
Total package revenue	16,700	14,981	14,024
Freight:
U.S.	1,854	1,609	1,564
International	381	393	400
Total freight revenue	2,235	2,002	1,964
Other	550	514	479
Total FedEx Express segment	19,485	17,497	16,467
FedEx Ground segment	4,680	3,910	3,581
FedEx Freight segment	3,217	2,689	2,443
FedEx Kinko’s segment(1)	2,066	521	—
Other and Eliminations(2)	(85)	93	(4)
	$29,363	$24,710	$22,487
GEOGRAPHICAL INFORMATION(3)
Revenues:
U.S.	$22,146	$18,643	$17,277
International	7,217	6,067	5,210
	$29,363	$24,710	$22,487
Noncurrent assets:
U.S.	$13,020	$12,644	$9,908
International	2,115	1,520	1,536
	$15,135	$14,164	$11,444

(1)  Includes the operations of FedEx Kinko’s from the formation of the FedEx Kinko’s segment on March 1, 2004.

(2)  Includes the results of operations of FedEx Kinko’s from February 12, 2004 (date of acquisition) through  February 29, 2004 (approximately $100 million of revenue).

(3)  International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 15:   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2005	2004	2003
Interest (net of capitalized interest)	$162	$151	$125
Income taxes	824	364	53

FedEx Express amended two leases in 2004 and four leases in 2003 for MD11 aircraft, which required FedEx Express to record $110 million in 2004 and $221 million in 2003, in both fixed assets and long-term liabilities.

FedEx Express consolidated an entity that owns two MD11 aircraft under the provisions of FIN46. The consolidation of this entity in September 2003 resulted in an increase in our fixed assets and long-term liabilities of approximately $140 million. See Note 17.

NOTE 16:   GUARANTEES AND INDEMNIFICATIONS

We adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” during 2003, which required the prospective recognition and measurement of certain guarantees and indemnifications. Accordingly, any contractual guarantees or indemnifications we have issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

With the exception of residual value guarantees in certain operating leases, a maximum obligation is generally not specified in our guarantees and indemnifications. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no amounts have been recognized in our financial statements for the underlying fair value of these obligations.

We have guarantees under certain operating leases, amounting to $37 million as of May 31, 2005, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

FedEx’s publicly held debt (approximately $1.7 billion) is guaranteed by our subsidiaries. The guarantees are full and unconditional, joint and several and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission regulations. FedEx, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. In certain cases, the bond proceeds were loaned to FedEx Express and are included in long-term debt and, in other cases, the facilities were leased to us and are accounted for as either capital leases or operating leases.

Approximately $760 million in principal of these bonds (with total future principal and interest payments of approximately $1.3 billion as of May 31, 2005) is unconditionally guaranteed by FedEx Express. Of the $760 million bond principal, $204 million was in capital lease obligations at May 31, 2005 and the remainder was in operating leases.

NOTE 17:   VARIABLE INTEREST ENTITIES

FedEx Express entered into a lease in July 2001 for two MD11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. The original cost of the assets under the lease was approximately $150 million.

This lease contains residual value guarantees that obligate FedEx Express, not the third-party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides FedEx Express with the right to receive any residual returns of the entity if they occur. At May 31, 2005, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million. FIN 46 required us to consolidate the separate entity that owns the two MD11 aircraft. Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease). As a result of this consolidation, the accompanying May 31, 2005 balance sheet includes an additional $120 million of fixed assets and $125 million of long term liabilities. The May 31, 2004 balance sheet includes an additional $126 million of fixed assets and $133 million of long-term liabilities.

NOTE 18:   COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2005 were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total
2006	$111	$237	$582	$930
2007	115	91	106	312
2008	131	74	48	253
2009	567	61	37	665
2010	517	56	22	595
Thereafter	625	70	166	861

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

As of May 31, 2005, FedEx Express is committed to purchase four Airbus A300s, two Airbus A310s, nine ATR-72s, one MD11 and ten Airbus A380s (a new high-capacity, long-range aircraft). FedEx Express expects to take delivery of the MD11, four A300s, all of the ATR-72s and one Airbus A310 in 2006. The remaining Airbus A310 is expected to be delivered in 2007. FedEx Express expects to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. Deposits and progress payments of $29 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.

NOTE 19:   CONTINGENCIES

Wage-and-Hour.   We are a defendant in a number of lawsuits filed in federal or California state courts containing various class-action allegations under federal or California wage-and-hour laws. The plaintiffs in these lawsuits are employees of FedEx operating companies who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both.

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

Independent Contractor.   FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings in which the threshold issue is whether some or all of FedEx Ground’s owner-operators are in fact employees, rather than independent contractors. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. We have filed a motion with the Judicial Panel on Multi-District Litigation to transfer and consolidate all the class-action lawsuits for administration by a single federal court. All but one of these lawsuits has been stayed pending a ruling on our motion.

We strongly believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that we will prevail in these proceedings. Given the nature and preliminary status of the claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

Other.   FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

NOTE 20:   RELATED PARTY TRANSACTIONS

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

A member of our Board of Directors, J.R. Hyde, III, and his wife together own approximately 13% of HOOPS, L.P. (“HOOPS”), the owner of the NBA Memphis Grizzlies professional basketball team. Mr. Hyde, through one of his companies, also is the general partner of the minority limited partner of HOOPS. During 2002, FedEx entered into a multi-year, $90 million naming rights agreement with

HOOPS that will be amortized to expense over the life of the agreement. Under this agreement, FedEx has certain marketing rights, including the naming of the new arena where the Grizzlies play as FedEx Forum. Pursuant to a separate agreement with HOOPS, the City of Memphis and Shelby County, FedEx has agreed to pay $2.5 million a year for the balance of the 25-year term of the agreement if HOOPS terminates its lease for the new arena after 17 years. FedEx also purchased $2 million of municipal bonds issued by the Memphis and Shelby County Sports Authority, the proceeds of which are to be used to finance a portion of the construction costs of the new arena.

On March 26, 2004, FedEx purchased an aggregate of 94 acres of real estate in Olive Branch, Mississippi for $4.7 million. FedEx is constructing a FedEx Ground hub on this site, which is just south of Memphis. The 94-acre site is divided into three parcels, two of which were owned by entities in which Mr. Hyde has a 50% ownership interest. These two parcels total approximately 3.4 acres. An independent appraisal of the property determined its fair market value to be not less than the negotiated purchase price.

NOTE 21:   SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First		Second		Third	Fourth
(in millions, except per share amounts)	Quarter		Quarter		Quarter	Quarter
2005
Revenues	$6,975		$7,334		$7,339	$7,715
Operating income	579		600	(1)	552	740
Net income	330		354	(1)(2)	317	448
Basic earnings per common share(7)	1.10		1.18		1.05	1.48
Diluted earnings per common share	1.08		1.15	(1)(2)	1.03	1.46
2004(3)
Revenues	$5,687		$5,920		$6,062	$7,041
Operating income	200	(4)	183	(6)	372	685
Net income	128	(4)(5)	91	(6)	207	412	(7)
Basic earnings per common share(7)	0.43	(4)(5)	0.31	(6)	0.69	1.38	(7)
Diluted earnings per common share	0.42	(4)(5)	0.30	(6)	0.68	1.36	(7)

(1)  Includes $48 million ($31 million, net of tax, $0.10 per basic and diluted share) related to an Airline Stabilization Act charge described in Note 1.

(2)  Includes an $11 million ($0.04 per basic and diluted share) benefit from an income tax adjustment described in Note 12.

(3)  Includes FedEx Kinko’s from February 12, 2004 (date of acquisition). See Note 3.

(4)  Includes $132 million ($82 million, net of tax, $0.28 per share, or $0.27 per diluted share) of business realignment costs described in Note 5.

(5)  Includes $26 million, net of tax ($0.09 per share or $0.08 per diluted share) related to a favorable ruling on an IRS case described in Note 12.

(6)  Includes $283 million ($175 million, net of tax, $0.59 per share, or $0.57 per diluted share) of business realignment costs described in Note 5.

(7)  The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. We had approximately $125 million of outstanding floating-rate borrowings at May 31, 2005. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As disclosed in Note 7 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) of $2.3 billion at both May 31, 2005 and May 31, 2004. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $44 million as of May 31, 2005 and $49 million as of May 31, 2004. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. During 2005 and 2004, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2005, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $116 million for 2006 (the comparable amount in the prior year was approximately $79 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

We have market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. In 2002, we implemented new indices for calculating U.S. domestic fuel surcharges, which more closely link the fuel surcharges to prevailing market prices for fuel. In 2003, we implemented this methodology for determining a fuel surcharge on international shipments as well. Effective January 3, 2005, we reintroduced an indexed fuel surcharge for FedEx Ground shipments.  Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

We do not purchase or hold any derivative financial instruments for trading purposes.

SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2005. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Report.

	2005(1)(2)	2004(3)(4)(5)	2003	2002	2001(6)(7)
	(In millions, except per share amounts and other operating data)
Operating Results
Revenues	$29,363	$24,710	$22,487	$20,607	$19,629
Operating income	2,471	1,440	1,471	1,321	1,071
Income before income taxes	2,313	1,319	1,338	1,160	927
Income before cumulative effect of change in accounting principle	1,449	838	830	725	584
Cumulative effect of change in accounting for goodwill(8)	—	—	—	(15)	—
Net income	$1,449	$838	$830	$710	$584
Per Share Data
Earnings per share:
Basic:
Income before cumulative effect of change in accounting principle	$4.81	$2.80	$2.79	$2.43	$2.02
Cumulative effect of change in accounting for goodwill(8)	—	—	—	(0.05)	—
	$4.81	$2.80	$2.79	$2.38	$2.02
Assuming dilution:
Income before cumulative effect of change in accounting principle	$4.72	$2.76	$2.74	$2.39	$1.99
Cumulative effect of change in accounting for goodwill(8)	—	—	—	(0.05)	—
	$4.72	$2.76	$2.74	$2.34	$1.99
Average shares of common stock outstanding	301	299	298	298	289
Average common and common equivalent shares outstanding	307	304	303	303	293
Cash dividends declared	$0.29	$0.29	$0.15	$0.05	—
Financial Position
Property and equipment, net	$9,643	$9,037	$8,700	$8,302	$8,100
Total assets	20,404	19,134	15,385	13,812	13,392
Long-term debt, less current portion	2,427	2,837	1,709	1,800	1,900
Common stockholders’ investment	9,588	8,036	7,288	6,545	5,900
Other Operating Data
FedEx Express aircraft fleet	670	645	643	647	640
Average full-time equivalent employees and contractors	215,838	195,838	190,918	184,953	176,960

(1)  Results for 2005 include $48 million ($31 million, net of tax, $0.10 per diluted share) related to an Airline Stabilization Act charge.  See Note 1 to the accompanying consolidated financial statements.

(2)  Results for 2005 include a $12 million or $0.04 per diluted share benefit from an income tax adjustment. See Note 12 to the accompanying consolidated financial statements.

(3)  Results for 2004 include $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs. See Note 5 to the accompanying consolidated financial statements.

(4)  Results for 2004 include the financial results of FedEx Kinko’s from February 12, 2004 (the date of acquisition). See Note 3 to the accompanying consolidated financial statements.

(5)  Results for 2004 include $37 million, net of tax, or $0.12 per diluted share benefit related to a favorable ruling on an aircraft engine maintenance tax case and the reduction of our effective tax rate. See Note 12 to the accompanying consolidated financial statements.

(6)  Results for 2001 include the financial results of FedEx Freight East from January 1, 2001 (the date of acquisition for financial reporting purposes).

(7)  Results for 2001 include asset impairment charges of $102 million (65 million, net of tax, or $0.22 per diluted share) at FedEx Express and reorganization costs of $22 million ($14 million, net of tax, or $0.05 per diluted share) at FedEx Supply Chain Services.

(8)    Results for 2002 reflect our adoption of SFAS 142, “Goodwill and Other Intangible Assets.”  We recognized an adjustment of $25 million ($15 million, net of tax, or $0.05 per share) to reduce the carrying value of certain goodwill to its implied fair value.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2005 and 2004, and for each of the three years in the period ended May 31, 2005, and have issued our report thereon dated July 12, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee July 12, 2005

SCHEDULE II

FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2005, 2004 AND 2003
(In millions)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2005	$89	$101	$—		$117	(b)	$73
2004	$86	$106	$3	(a)	$106	(b)	$89
2003	$84	$105	$—		$103	(b)	$86
Allowance for Revenue Adjustments
2005	$62	$—	$406	(c)	$416	(d)	$52
2004	$63	$—	$353	(c)	$354	(d)	$62
2003	$63	$—	$342	(c)	$342	(d)	$63
Inventory Valuation Allowance:
2005	$124	$19	$—		$1		$142
2004	$101	$16	$10	(e)	$3		$124
2003	$91	$12	$—		$2		$101

(a)    Reserves assumed in connection with an acquisition.

(b)    Uncollectible accounts written off, net of recoveries.

(c)    Principally charged against revenue.

(d)    Service failures, rebills and other.

(e)    Reclassifications.

FEDEX CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2005	2004	2003	2002	2001
Earnings:
Income before income taxes	$2,313	$1,319	$1,338	$1,160	$927
Add back:
Interest expense, net of capitalized interest	160	136	124	144	155
Amortization of debt issuance costs	6	7	4	4	2
Portion of rent expense representative of interest factor	805	712	713	710	667
Earnings as adjusted	$3,284	$2,174	$2,179	$2,018	$1,751
Fixed Charges:
Interest expense, net of capitalized interest	$160	$136	$124	$144	$155
Capitalized interest	22	11	16	27	27
Amortization of debt issuance costs	6	7	4	4	2
Portion of rent expense representative of interest factor	805	712	713	710	667
	$993	$866	$857	$885	$851
Ratio of Earnings to Fixed Charges	3.3	2.5	2.5	2.3	2.1

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Certificate of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation of FedEx, as amended. (Filed as Exhibit 3.1 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
3.2	Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
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

10.24

Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25

Twenty-Fourth Supplemental Lease Agreement dated as of May 1, 2003 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx’s FY03 Annual Report on Form 10-K, and incorporated herein by reference.)

*10	.26	Twenty-Fifth Supplemental Lease Agreement dated as of April 1, 2005 between the Authority and FedEx Express.
10.27

Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28

Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29

Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30

Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.31

Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32

Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33

Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.34

Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements
10.35

Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36

Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreement
10.37

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

10.43

First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.44

First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45

Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY03 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.46

Amendment dated May 28, 2003 and First Amendment to Third Addendum dated June 4, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.46 to FedEx’s FY03 Annual Report on Form 10-K, and incorporated herein by reference.)

10.47

Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48

Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.49

Amendment dated August 30, 2004 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.50

Letter Agreement dated September 22, 2004 and Fifth Addendum dated November 22, 2004, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated November 22, 2004, and incorporated herein by reference.)

Financing Agreements
10.51

Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.52

First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.4 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.53

Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.54

Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.55

Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.56

First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.3 to FedEx’s FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.57

Extension Agreement dated as of September 23, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Management Contracts/Compensatory Plans or Arrangements
10.58

1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx Express’s Registration Statement No. 33-20138 on Form S-8, and incorporated herein by reference.)

10.59

1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.60

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

10.61	Amendment to 1987 and 1989 Stock Incentive Plans. (Filed as Exhibit 10.27 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)
10.62	Amendment to 1987, 1989 and 1993 Stock Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)
10.63

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

10.64	Amendment to 1987, 1989, 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.65

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

10.66	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)
10.67

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

10.68

2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)

10.69

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

10.70

1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.71		Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.72

2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.73		Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.74

Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1995, 1997 and 2001 Restricted Stock Plans. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.75

FedEx Corporation Incentive Stock Plan, as amended, and Forms of Stock Option and Restricted Stock Agreements pursuant to FedEx Corporation Incentive Stock Plan. (The FedEx Corporation Incentive Stock Plan, as amended, was filed as Appendix B to FedEx’s FY04 Definitive Proxy Statement, Commission File No. 1-15829, and is incorporated herein by reference. The form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference. The form of restricted stock agreement was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference.)

10.76

FedEx Express’s Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.77

First Amendment dated as of March 1, 2000 to FedEx Express’s Retirement Parity Pension Plan. (Filed as Exhibit 10.67 to FedEx’s FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)

10.78

Joint Amendment dated as of May 31, 2003 to FedEx Express’s Retirement Parity Pension Plan and FedEx Ground’s 401(a)(17) Benefit Plan and Excess Benefit Plan. (Filed as Exhibit 10.68 to FedEx’s FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)

10.79

Third Amendment dated as of June 1, 2003 to the FedEx Corporation Retirement Parity Pension Plan (see Exhibit 10.78 for name change). (Filed as Exhibit 10.76 to FedEx’s FY2004 Annual Report on Form 10-K, and incorporated herein by reference.)

10.80

Amendment dated December 5, 2004 to the FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.1 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10	.81	Compensation Arrangements with Executive Officers.
*10	.82	Compensation Arrangements with Outside Directors.

10.83		FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.84

Consulting Agreement, dated June 1, 2005, between FedEx Corporation and Kenneth R. Masterson. (Filed as Exhibit 99.4 to FedEx’s Current Report on Form 8-K dated May 26, 2005, and incorporated herein by reference.)

10.85

Form of Management Retention Agreement, dated December 2004, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Gary M. Kusin, Christine P. Richards and Daniel J. Sullivan. (Filed as Exhibit 10.2 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

		Other Exhibits
*12		Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 110 of this Annual Report on Form 10-K).
*21		Subsidiaries of Registrant.
*23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24		Powers of Attorney.
*31	.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith