Form 10-Q
period 2005-08-31
FEDEX CORP
filed 2005-09-23
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-15829

FEDEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (ZIP Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 16, 2005
Common Stock, par value $0.10 per share	303,038,948

FEDEX CORPORATION

INDEX

	PART I. FINANCIAL INFORMATION
		PAGE
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets August 31, 2005 and May 31, 2005	3-4
	Condensed Consolidated Statements of Income Three Months Ended August 31, 2005 and 2004	5
	Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2005 and 2004	6
	Notes to Condensed Consolidated Financial Statements	7-15
	Report of Independent Registered Public Accounting Firm	16
ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	17-34
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 4.	Controls and Procedures	35
	PART II. OTHER INFORMATION
ITEM 6.	Exhibits	36
Signature		37
Exhibit Index		E-1

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2005	May 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,051	$1,039
Receivables, less allowances of $137 and $125	3,270	3,297
Spare parts, supplies and fuel, less
allowances of $144 and $142	251	250
Deferred income taxes	510	510
Prepaid expenses and other	164	173
Total current assets	5,246	5,269
PROPERTY AND EQUIPMENT, AT COST	22,650	22,017
Less accumulated depreciation and amortization	12,670	12,374
Net property and equipment	9,980	9,643
OTHER LONG-TERM ASSETS
Goodwill	2,835	2,835
Prepaid pension cost	1,177	1,272
Intangible and other assets	1,348	1,385
Total other long-term assets	5,360	5,492
	$20,586	$20,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2005	May 31,
	(Unaudited)	2005
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$295	$369
Accrued salaries and employee benefits	935	1,275
Accounts payable	1,705	1,739
Accrued expenses	1,590	1,351
Total current liabilities	4,525	4,734
LONG-TERM DEBT, LESS CURRENT PORTION	2,408	2,427
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,149	1,206
Pension, postretirement healthcare and other benefit obligations	841	828
Self-insurance accruals	644	621
Deferred lease obligations	629	532
Deferred gains, principally related to aircraft transactions	393	400
Other liabilities	68	68
Total other long-term liabilities	3,724	3,655
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares
authorized; 303 million shares issued as of August 31, 2005
and 302 million shares issued as of May 31, 2005	30	30
Additional paid-in capital	1,277	1,241
Retained earnings	8,678	8,363
Accumulated other comprehensive loss	(12)	(17)
Deferred compensation and treasury stock, at cost	(44)	(29)
Total common stockholders’ investment	9,929	9,588
	$20,586	$20,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2005	2004
REVENUES	$7,707	$6,975
OPERATING EXPENSES:
Salaries and employee benefits	3,062	2,920
Purchased transportation	771	681
Rentals and landing fees	665	551
Depreciation and amortization	370	360
Fuel	728	483
Maintenance and repairs	468	428
Other	1,059	973
	7,123	6,396
OPERATING INCOME	584	579
OTHER INCOME (EXPENSE):
Interest, net	(24)	(39)
Other, net	(11)	(6)
	(35)	(45)
INCOME BEFORE INCOME TAXES	549	534
PROVISION FOR INCOME TAXES	210	204
NET INCOME	$339	$330
EARNINGS PER COMMON SHARE:
Basic	$1.12	$1.10
Diluted	$1.10	$1.08
DIVIDENDS DECLARED PER COMMON
SHARE	$0.08	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended August 31,
	2005	2004
Operating Activities:
Net income	$339	$330
Adjustments to reconcile net income to cash provided by operating activities:
Lease accounting charge	79	—
Depreciation and amortization	368	360
Provision for uncollectible accounts	29	25
Deferred income taxes and other noncash items	(31)	(20)
Changes in operating assets and liabilities:
Receivables	(3)	72
Spare parts and supplies	7	8
Accounts payable and other operating liabilities	(82)	(109)
Other, net	77	71
Net cash provided by operating activities	783	737
Investing Activities:
Capital expenditures	(671)	(395)
Proceeds from asset dispositions	1	4
Net cash used in investing activities	(670)	(391)
Financing Activities:
Principal payments on debt	(95)	(13)
Proceeds from stock issuances	18	30
Dividends paid	(24)	(21)
Net cash used in financing activities	(101)	(4)
Net increase in cash and cash equivalents	12	342
Cash and cash equivalents at beginning of period	1,039	1,046
Cash and cash equivalents at end of period	$1,051	$1,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)          General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.   These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2005. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2005 and the results of our operations and cash flows for the three-month periods ended August 31, 2005 and 2004. Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2006 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.   The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004. These negotiations are ongoing and have recently included private facilitation sessions in an effort to make progress. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

DIVIDENDS DECLARED PER COMMON SHARE.   On August 19, 2005, our Board of Directors declared a dividend of $0.08 per share of common stock. The dividend is payable on October 3, 2005 to stockholders of record as of the close of business on September 12, 2005. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

LEASE ADJUSTMENT.   During the first quarter of 2006, a one-time, non-cash charge of $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects) was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases. Statement of Financial Accounting Standards No. (“SFAS”) 13, “Accounting for Leases” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” provides that rent expense under operating leases with rent escalation clauses

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

should be recognized evenly, on a straight-line basis over the lease term. Based on a more extensive review of our leases during the first quarter, we determined that a portion of our facility leases had rent escalation clauses that were not being recognized appropriately. Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount is not expected to be material to 2006 results, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $79 million.

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

If compensation cost for stock-based compensation plans had been determined under SFAS 123, “Accounting for Stock Based Compensation,” stock option compensation expense, pro forma net income and basic and diluted earnings per common share, assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Three Months Ended August 31,
	2005	2004
Net income, as reported	$339	$330
Add: Stock compensation included in reported net income, net of tax	(1)	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	11	10
Pro forma net income	$327	$321
Earnings per common share:
Basic—as reported	$1.12	$1.10
Basic—pro forma	$1.08	$1.07
Diluted—as reported	$1.10	$1.08
Diluted—pro forma	$1.06	$1.05

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Following is a table of the key weighted-average assumptions used in the valuation calculations for the options and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended August 31,
	2005	2004
Expected lives	5 years	4 years
Expected volatility	25%	27%
Risk-free interest rate	3.68%	3.55%
Dividend yield	0.323%	0.328%

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

During the first quarter of 2006, we made option grants of 2,806,235 shares at a weighted-average exercise price of $89.66 per share, primarily in connection with our principal annual stock option grant. The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $25.38 per option.

Total equity compensation shares outstanding or available for grant at August 31, 2005 represented 6.6% of total outstanding common and equity compensation shares and equity compensation shares available for grant.

NEW ACCOUNTING PRONOUNCEMENTS.   In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in the first quarter of 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We plan to adopt this standard using the modified prospective method.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. We anticipate that the impact of SFAS 123R will approximate the pro forma results under SFAS 123 presented above (reducing earnings per diluted share in the first quarter of 2006 and 2005 by $0.04 and $0.03, respectively). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. Based on historical experience, we do not expect the impact of adopting SFAS 123R to be material to our reported cash flows.

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 will be effective for FedEx no later than May 31, 2006. Management is in the process of evaluating the impact, if any, FIN 47 will have on FedEx.

(2)          Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2005	2004
Net income	$339	$330
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 for both 2005 and 2004	5	8
Comprehensive income	$344	$338

(3)          Financing Arrangements

From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. In July 2005, we executed a new $1.0 billion five-year revolving credit facility, which replaced and consolidated our prior revolving credit facilities. Borrowings under the credit facility will bear interest at short-term interest rates (based on the London Interbank Offered Rate (LIBOR), the Prime Rate or the Federal Funds Rate) plus a margin dependent upon our senior unsecured long-term debt ratings.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At August 31, 2005, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.

(4)          Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2005	2004
Net income applicable to common stockholders	$339	$330
Weighted-average shares of common stock outstanding	303	300
Common equivalent shares:
Assumed exercise of outstanding dilutive options	17	19
Less shares repurchased from proceeds of assumed exercise of options	(12)	(14)
Weighted-average common and common equivalent shares outstanding	308	305
Basic earnings per common share	$1.12	$1.10
Diluted earnings per common share	$1.10	$1.08

We have excluded from the calculation of diluted earnings per share approximately 3,195,035 antidilutive options for the three months ended August 31, 2005, as the exercise price of the options was greater than the average market price of common stock for the period.

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

			Postretirement
	Pension Plans		Healthcare Plans
	2005	2004	2005	2004
Service cost	$119	$104	$10	$9
Interest cost	161	145	8	8
Expected return on plan assets	(203)	(175)	—	—
Recognized actuarial losses	26	15	—	—
Other amortization	3	3	—	—
	$106	$92	$18	$17

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

No contributions were made during the first quarter of 2006 or 2005 to our principal U.S. domestic pension plans. However, on September 1, 2005, we made voluntary, tax deductible contributions of $456 million to our principal U.S. domestic pension plans. During 2005, we made primarily voluntary contributions of $460 million to our qualified pension plans. We may elect to make further voluntary contributions to our qualified plans in 2006.

(6)          Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through operating companies that compete collectively and are managed collaboratively under the respected FedEx brands. Our operations are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of regional less-than-truckload (“LTL”) freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These businesses form the core of our reportable segments.

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

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended August 31,
	2005	2004
Revenue
FedEx Express segment	$5,122	$4,616
FedEx Ground segment	1,219	1,073
FedEx Freight segment	892	807
FedEx Kinko's segment	517	490
Other and eliminations	(43)	(11)
	$7,707	$6,975
Operating Income
FedEx Express segment(1)	$285	$310
FedEx Ground segment	148	147
FedEx Freight segment	135	103
FedEx Kinko's segment	16	19
Other and eliminations	—	—
	$584	$579

(1)      First quarter 2006 includes a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

(7)   Commitments

As of August 31, 2005, our purchase commitments for the remainder of 2006 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total
2006 (remainder)	$85	$150	$593	$828
2007	293	209	132	634
2008	255	88	57	400
2009	567	57	36	660
2010	517	59	18	594
Thereafter	625	74	167	866

(1)      Primarily aircraft modifications.

(2)      Primarily vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into non-cancelable commitments. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of August 31, 2005, FedEx Express was committed to purchase 12 Airbus A300s, four Airbus A310s, five ATR-72s and ten Airbus A380s (a new high-capacity, long-range aircraft). FedEx Express expects to take delivery of three A300s, two A310s and all of the ATR-72s in 2006. Five A300s and two A310s are expected to be delivered in 2007. The four remaining A300s are expected to be delivered in 2008. Three of the ten A380 aircraft are scheduled to be delivered in each of 2009, 2010 and 2011 and the remaining one in 2012. Deposits and progress payments of $33 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.

A summary of future minimum lease payments under capital leases at August 31, 2005 is as follows (in millions):

2006 (remainder)	$22
2007	22
2008	99
2009	10
2010	95
Thereafter	130
378
Less amount representing interest	72
Present value of net minimum lease payments	$306

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2005 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2006 (remainder)	$478	$719	$1,197
2007	606	857	1,463
2008	585	721	1,306
2009	555	586	1,141
2010	544	470	1,014
Thereafter	4,460	2,986	7,446
	$7,228	$6,339	$13,567

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

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs represent a class of hourly FedEx Express employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling on December 13, 2004 granting class certification on all issues. The ruling, however, does not address whether we will ultimately be held liable. Trial has been scheduled for April 2006.

We have denied any liability with respect to these claims and intend to vigorously defend ourself in these cases. However, it is reasonably possible that material losses could be incurred on one or more of these matters as these cases develop.

Independent Contractor.   FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings in which the threshold issue is whether some or all of FedEx Ground’s owner-operators are in fact employees, rather than independent contractors. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. On August 10, 2005, the Judicial Panel on Multi-District Litigation granted our motion to transfer and consolidate the majority of the class-action lawsuits for administration of the pre-trial proceedings by a single federal court – the U.S. District Court for the Northern District of Indiana.

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

(9)   Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2005	2004
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$44	$55
Income taxes	27	138

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2005, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 12, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennesse
September 20, 2005

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies and estimates, of FedEx. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2005 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

FedEx provides a broad portfolio of transportation, e-commerce and business services through operating companies that compete collectively and are managed collaboratively under the respected FedEx brands. These operating companies are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight, a leading U.S. provider of regional LTL freight services; and FedEx Kinko’s, a leading provider of document solutions and business services. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion.

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

•       our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and employee benefits and maintenance and repairs and to match such expenses to shifting volume levels; and

•       the timing and amount of fluctuations in fuel prices and the availability of adequate fuel supplies.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2006 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three months ended August 31:

			Dollar	Percent
	2005(1)	2004	Change	Change
Revenues	$7,707	$6,975	732	10
Operating income	584	579	5	1
Operating margin	7.6%	8.3%	NM	(72 bp	)
Net income	$339	$330	9	3
Diluted earnings per share	$1.10	$1.08	0.02	2

(1)      First quarter 2006 operating expenses include a $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases, predominately at FedEx Express, as described below.

The following table shows changes in revenues and operating income by reportable segment for the three-month period ended August 31, 2005 compared to 2004 (in millions):

	Revenues		Operating Income
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change
FedEx Express segment(1)	506	11	(25)	(8)
FedEx Ground segment	146	14	1	1
FedEx Freight segment	85	11	32	31
FedEx Kinko’s segment	27	6	(3)	(16)
Other and Eliminations	(32)	NM	—	NM
	732	10	5	1

(1)      First quarter 2006 operating expenses for FedEx Express include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases, as described below.

The following table shows selected operating statistics (in thousands, except yield amounts) for the three-month periods ended August 31, 2005 and 2004:

			Percent
	2005	2004	Change
Average daily package volume (ADV):
FedEx Express	3,233	3,093	5
FedEx Ground	2,586	2,447	6
Total ADV	5,819	5,540	5
Average daily LTL shipments:
FedEx Freight	65	64	2
Revenue per package (yield):
FedEx Express	$20.80	$19.78	5
FedEx Ground	6.92	6.54	6
LTL yield (revenue per hundredweight):
FedEx Freight	$16.55	$14.98	10

Revenue growth for the first quarter of 2006 was attributable to volume and yield improvements across all transportation segments and increased revenue at FedEx Kinko’s. Yield improvements in our transportation businesses were primarily due to significantly higher fuel surcharges during the quarter.

Operating income increased during the first quarter of 2006 primarily due to revenue growth in all transportation segments and improved margins at FedEx Freight. Although our fuel costs increased significantly during the first quarter of 2006, higher revenues from our jet and diesel fuel surcharges more than offset these higher fuel costs. Increased purchased transportation costs in the first quarter of 2006 were primarily driven by higher costs at FedEx Express to support IP volume growth requirements and proportionately higher costs at FedEx Ground due to the impact of rising fuel costs on contractor settlements, as well as the inclusion of the results of FedEx SmartPost, which was acquired in September 2004.

During the first quarter of 2006, a one time, non-cash charge of $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects) was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases, predominately at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases. The applicable accounting literature provides that rent expense under operating leases with rent escalation clauses should be recognized evenly, on a straight-line basis over the lease term. Based on a more extensive review of our leases during the first quarter, we determined that a portion of our facility leases had rent escalation clauses that were not being recognized appropriately. Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount is not expected to be material to 2006 results, we have recorded the cumulative adjustment in the first quarter, which increased operating expenses by $79 million.

In August 2005, Hurricane Katrina devastated certain portions of the Gulf Coast region where each of our business segments has operations. While we took precautions by relocating aircraft and equipment, we suffered damage to a limited number of facilities and some of our equipment. Because only three business days in the quarter were affected by the storm, our results of operations for the first quarter were not significantly impacted.

Net interest expense decreased $15 million during the first quarter of 2006. The decrease in net interest expense was primarily due to a reduction in the level of outstanding debt and capital leases as a result of scheduled payments, additional capitalized interest and increased interest income.

Our effective tax rate was 38.25% for the first quarter of both 2006 and 2005. We expect the effective tax rate to approximate 38% for the remainder of the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

Outlook

While comparisons will continue to be difficult against a very strong 2005, we expect ongoing revenue and earnings growth across all FedEx operating companies in 2006. Our view stems from expectations of strong customer demand for services across our operating companies and continued, albeit slower, growth in the worldwide economy. While our fuel surcharges have been sufficient to offset increased fuel prices, we cannot predict the impact on the overall economy (if any) if fuel costs remain at current levels or continue to increase.

We expect near term effects from Hurricane Katrina may impact second quarter earnings. For example, shipping services to and from the region (outside of relief efforts) and business services within the region will be impacted for at least the near term. We also provided cash contributions and shipping services to the American Red Cross and other agencies to aid in the relief effort, and we expect to make further contributions. While we maintain business interruption and other insurance, we cannot currently assess the amounts or timing of any recoverable losses associated with Hurricane Katrina.

We expect continued strong growth of international volumes and yields and modest growth in U.S. domestic revenue at FedEx Express. We anticipate improved volumes and yields at FedEx Ground and FedEx Freight, as FedEx Ground continues its multi-year capacity expansion plan and FedEx Freight continues to grow its regional and interregional business and enhance its portfolio of services. FedEx Kinko’s is expected to generate revenue growth from the transition of FedEx World Service Centers to FedEx Kinko’s Ship Centers and expansion of its retail network.

Volatility in fuel costs may pressure quarterly earnings growth as the trailing impact of adjustments to the FedEx Express fuel surcharge can significantly affect earnings in the short term. Incremental costs associated with the new westbound and eastbound around-the-world flights at FedEx Express will be significant in 2006, and a competitive pricing environment, heightened by continuing high fuel prices, may limit base U.S. domestic yield growth, particularly in our package businesses.

The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004. These negotiations are ongoing and have recently included private facilitation sessions in an effort to make progress. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

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

Future results will depend upon a number of factors, including U.S. and international economic conditions, the effect of Hurricane Katrina or other severe weather events on our operations and the economy, including the impact on fuel costs and availability, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and our ability to successfully conclude contract negotiations with our pilots and defend against challenges to our independent contractor model described in Note 8 to the accompanying unaudited condensed consolidated financial statements. In addition, adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, our operating income could be materially affected should the price of fuel continue to fluctuate by significant amounts. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in the first quarter of 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We plan to adopt this standard using the modified prospective method.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, as well as the assumptions and the fair value model used to value them, and the market value of our common stock. We anticipate that the impact of SFAS 123R will approximate the pro forma results under SFAS 123 presented in Note 1 to the accompanying unaudited condensed consolidated financial statements. The effect of recording compensation expense under SFAS 123 for the periods ended August 31, 2005 and 2004 would have resulted in a reduction to earnings per diluted share of $0.04 and $0.03, respectively. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. Based on historical experience, we do not expect the impact of adopting SFAS 123R to be material to our reported consolidated cash flows.

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 will be effective for FedEx no later than May 31, 2006. Management is in the process of evaluating the impact, if any, FIN 47 will have on FedEx.

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

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s. The “Intercompany charges” caption also includes allocations for services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates segment financial performance based on operating income.

In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. The FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. Shipment revenues are reflected in the segment performing the transportation services. Such intersegment revenues and expenses are not separately identified in the following segment information as the amounts are not material and are eliminated in the consolidated results.

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2005	2004	Change
Revenues:
Package:
U.S. overnight box	$1,560	$1,449	8
U.S. overnight envelope	489	439	11
U.S. deferred	687	648	6
Total U.S. domestic package revenue	2,736	2,536	8
International Priority (IP)	1,634	1,440	13
Total package revenue	4,370	3,976	10
Freight:
U.S.	505	421	20
International	105	90	17
Total freight revenue	610	511	19
Other(1)	142	129	10
Total revenues	5,122	4,616	11
Operating expenses:
Salaries and employee benefits	1,971	1,889	4
Purchased transportation	241	191	26
Rentals and landing fees	483	383	26
Depreciation and amortization	193	200	(4)
Fuel	628	422	49
Maintenance and repairs	361	325	11
Intercompany charges	358	362	(1)
Other	602	534	13
Total operating expenses(2)	4,837	4,306	12
Operating income	$285	$310	(8)
Operating margin	5.6%	6.7%

(1)      Other revenues includes FedEx Trade Networks.

(2)      First quarter 2006 operating expenses include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2005	2004	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,180	1,150	3
U.S. overnight envelope	711	662	7
U.S. deferred	897	862	4
Total U.S. domestic ADV	2,788	2,674	4
IP	445	419	6
Total ADV	3,233	3,093	5
Revenue per package (yield):
U.S. overnight box	$ 20.34	$ 19.37	5
U.S. overnight envelope	10.57	10.21	4
U.S. deferred	11.78	11.57	2
U.S. domestic composite	15.10	14.59	3
IP	56.54	52.93	7
Composite package yield	20.80	19.78	5
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,885	8,213	8
International	2,039	1,861	10
Total average daily freight pounds	10,924	10,074	8
Revenue per pound (yield):
U.S.	$ 0.88	$ 0.79	11
International	0.79	0.74	7
Composite freight yield	0.86	0.78	10

(1)      Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased 11% in the first quarter of 2006, principally due to higher IP revenues (particularly in Asia and U.S. outbound) and higher U.S. domestic package revenues. During the first quarter, IP revenues grew 13% on yield growth of 7% and a 6% increase in volume. Outbound shipments from the United States experienced solid average daily volume growth during the first quarter of 2006, while Asia and Europe continued to improve. IP yield increased during the first quarter of 2006 due primarily to higher fuel surcharge revenue, an increase in international average weight per package and favorable exchange rate differences.

U.S. domestic composite yield increased 3% during the first quarter of 2006 due to higher fuel surcharge revenue and an increase in average rate per pound, partially offset by a decrease in average weight per package. U.S. domestic volumes at FedEx Express increased 4% in the first quarter of 2006, continuing the momentum of improved quarterly growth from the second half of 2005. Freight revenue increased during 2006 due to higher yields and growth in freight volumes. As capacity is added to our international network, we may continue to realize higher international freight volume until higher yielding IP shipment traffic grows into the added capacity. In January 2005, we implemented an average list price increase of 4.6% on FedEx Express U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 200 basis points.

Fuel surcharge revenue was higher in the first quarter of 2006 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2005	2004
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.50%	6.00%
High	12.50	7.50
Average	11.50	6.83
International Fuel Surcharges:
Low	10.00	5.00
High	12.50	7.50
Average	11.13	6.37

FedEx Express Segment Operating Income

Operating income at the FedEx Express segment decreased by $25 million during the first quarter of 2006. The first quarter of 2006 included a one-time, non-cash charge to adjust the accounting for certain facility leases of $75 million (before variable compensation effects), as well as increases in salaries and employee benefits and purchased transportation costs.

During the first quarter of 2006, fuel costs were higher due to a 42% increase in the average price per gallon of jet fuel, while gallons consumed increased slightly. However, fuel surcharge revenue substantially offset higher jet fuel prices. Purchased transportation costs increased in the first quarter of 2006, led by IP volume growth which required a higher utilization of contract pickup and delivery services. The increase in the first quarter of 2006 in rentals and landing fees is primarily due to the one-time adjustment for leases described above.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2005	2004	Change
Revenues	$1,219	$1,073	14
Operating expenses:
Salaries and employee benefits	221	197	12
Purchased transportation	466	410	14
Rentals	31	26	19
Depreciation and amortization	50	40	25
Fuel	18	7	157
Maintenance and repairs	29	26	12
Intercompany charges	120	115	4
Other	136	105	30
Total operating expenses	1,071	926	16
Operating income	$148	$147	1
Operating margin	12.1%	13.7%
Average daily package volume(1)	2,586	2,447	6
Revenue per package (yield)(1)	$6.92	$6.54	6

(1)      Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during the first quarter of 2006 principally due to solid volume and yield growth and the inclusion of the operations for FedEx SmartPost, which was acquired on September 12, 2004. Average daily volumes increased across virtually all of our services and were primarily attributable to the continued growth of our home delivery service.

Yield increased during the first quarter of 2006 primarily due to higher extra service revenue, the fuel surcharge and the January 2005 general rate increase, partially offset by higher customer discounts and a lower average weight per package. Gains in extra service revenue are attributable to the reinstatement of the fuel surcharge and increases in residential and commercial delivery surcharges. In January 2005, we implemented an average list price increase of 2.9% and reintroduced an indexed fuel surcharge for all shipments, effective January 3, 2005. No fuel surcharge was in effect during the prior year period.

Our fuel surcharge ranged as follows for the three-month period ended August 31:

2005
Low	2.50%
High	2.75
Average	2.67

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 1% during the first quarter of 2006 as yield and volume growth offset higher operating expenses. Purchased transportation increased in the first quarter of

2006 primarily due to the impact of higher fuel costs on contractor settlements and the inclusion of operating costs related to FedEx SmartPost. Salaries and employee benefits, as well as other operating costs, increased in 2006 principally due to increases in staffing and facilities to support volume growth. Despite improved field productivity and aggressive cost control, the segment operating margin declined due to FedEx SmartPost and higher year-over-year expenses related to investment in new technology, as well as the opening of three new hubs in line with our long-term growth strategy.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses, operating income and margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent
	2005	2004	Change
Revenues	$892	$807	11
Operating expenses:
Salaries and employee benefits	439	410	7
Purchased transportation	72	84	(14)
Rentals and landing fees	24	25	(4)
Depreciation and amortization	30	24	25
Fuel	82	54	52
Maintenance and repairs	28	31	(10)
Intercompany charges	9	6	50
Other	73	70	4
Total operating expenses	757	704	8
Operating income	$135	$103	31
Operating margin	15.1%	12.8%
Average daily LTL shipments (in thousands)	65	64	2
Weight per LTL shipment (lbs)	1,132	1,128	—
LTL yield (revenue per hundredweight)	$16.55	$14.98	10

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 11% during the first quarter of 2006 due to year-over-year growth in LTL yield and average daily LTL shipments. LTL yield grew during the first quarter of 2006, reflecting incremental fuel surcharges, higher rates and growth in our interregional freight service. The LTL fuel surcharge, which applies to the majority of our revenue, is based on the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Using this index, the approximate LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2005	2004
Low	12.5%	7.6%
High	16.8	9.6
Average	14.6	8.4

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 31% during the first quarter of 2006 primarily due to LTL revenue growth and controlling costs in line with volume growth. Increased LTL yield contributed to the improved margin in spite of higher salaries and employee benefits costs, higher fuel and depreciation and amortization. Salaries and employee benefits costs increased in the first quarter due to higher wages and incentive compensation. Depreciation and amortization costs increased primarily due to the investment in our operating equipment. Purchased transportation costs decreased, reflecting increased utilization of our equipment and drivers for interregional freight services.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses, operating income and margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2005	2004	Change
Revenues	$517	$490	6
Operating expenses:
Salaries and employee benefits	186	182	2
Rentals	102	102	—
Depreciation and amortization	36	32	13
Maintenance and repairs	18	17	6
Intercompany charges	4	3	33
Other operating expenses:
Supplies, including paper and toner	67	64	5
Other	88	71	24
Total operating expenses	501	471	6
Operating income	$16	$19	(16)
Operating margin	3.1%	3.8%

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Kinko’s Segment Revenues

Revenues increased by 6% in the first quarter of 2006 due to continued growth in our revenues from FedEx Express and FedEx Ground package acceptance and the benefit of the conversion of certain FedEx World Service Centers to FedEx Kinko’s Ship Centers in 2005. Growth in these areas was partially offset by a decline in our copy product line revenues.

FedEx Kinko’s Segment Operating Income

Operating income decreased $3 million as the increase in revenues was offset by increases in other operating expenses and depreciation. The increase in other operating expenses was primarily due to increased costs related to professional fees associated with internal technology and product offering initiatives and higher administrative costs. Increased depreciation was driven by investments in new technology to replace legacy systems over the past twelve months.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.051 billion at August 31, 2005, compared to $1.039 billion at May 31, 2005. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2005	2004
Operating Activities:
Net income	$339	$330
Noncash charges and credits	445	365
Changes in operating assets and liabilities	(1)	42
Net cash provided by operating activities	783	737
Investing Activities:
Capital expenditures and other investing activities	(670)	(391)
Net cash used in investing activities	(670)	(391)
Financing Activities:
Principal payments on debt	(95)	(13)
Proceeds from stock issuances	18	30
Dividends paid	(24)	(21)
Net cash used in financing activities	(101)	(4)
Net increase in cash and cash equivalents	$12	$342

Cash Provided by Operating Activities.   The $46 million increase in cash flows from operating activities in the first quarter of 2006 was largely attributable to increased earnings and the collection of a refund payment of $59 million from the U.S. government relating to the tax treatment of jet engine maintenance costs. We expect to receive the remaining $21 million due to us from the U.S. government in 2006. The increase in cash flows from operating activities was partially offset by the payout of previously accrued amounts related to our 2005 incentive compensation plans. On September 1, 2005 we made voluntary, tax deductible contributions of $456 million to our principal U.S. domestic pension plans.

Cash Used for Capital Investments.   Capital expenditures during the first quarter of 2006 were 70% higher than the prior year period primarily due to planned aircraft expenditures at FedEx Express to support IP volume growth. See “Capital Resources” below for further discussion.

Debt Financing Activities.   The increase in principal payments on debt primarily relates to scheduled payments on our capital leases. A new $1.0 billion five-year revolving credit facility was executed in July 2005 and replaced our prior revolving credit facilities. The revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Any commercial paper borrowings reduce the amount available under the revolving credit facility. At August 31, 2005, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings. Borrowings under the revolving credit facility will bear interest at short-term interest rates (based on the London Interbank Offered Rate (LIBOR), the Prime Rate or the Federal Funds Rate) plus a margin dependent upon our senior unsecured long-term debt ratings.

Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to significantly affect our operations or ability to pay dividends.

We also use capital and operating leases to finance a portion of our aircraft, facility, vehicles and equipment needs. In addition, we have a $1.0 billion shelf registration statement filed with the SEC to provide flexibility and efficiency when obtaining certain financing. Under this shelf registration statement we may issue, in one or more offerings, unsecured debt securities, common stock or a combination of such instruments. The entire $1.0 billion is available for future financings.

Dividends.   Dividends paid in the first quarter of 2006 and 2005 were $24 million and $21 million, respectively. On August 19, 2005, our Board of Directors declared a dividend of $0.08 per share of common stock. The dividend is payable on October 3, 2005 to stockholders of record as of the close of business on September 12, 2005.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2005	2004	Change	Change
Aircraft and related equipment	$276	$134	142	106
Facilities and sort equipment	92	97	(5)	(5)
Information technology	91	81	10	12
Vehicles	176	57	119	209
Other equipment	36	26	10	38
Total capital expenditures	$671	$395	276	70
FedEx Express segment	$388	$165	223	135
FedEx Ground segment	116	89	27	30
FedEx Freight segment	82	62	20	32
FedEx Kinko’s segment	14	29	(15)	(52)
Other, principally FedEx Services	71	50	21	42
Total capital expenditures	$671	$395	276	70

Capital expenditures during the first quarter of 2006 were 70% higher than the prior year period primarily due to the timing of planned aircraft expenditures at FedEx Express to support IP volume growth. Also, additional investments were made in the FedEx Ground and FedEx Freight networks to support growth in customer demand. For all of 2006, we expect capital expenditures of approximately $2.5 billion, compared to $2.2 billion in 2005. The expected year-over-year increase will fund planned aircraft and vehicle expenditures at FedEx Express to support future IP volume growth and replace vehicles. We also continue to invest in infrastructure upgrades and productivity-enhancing technologies, the multi-year capacity expansion of the FedEx Ground network and growth and replacement vehicle needs at FedEx Freight.

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

CONTRACTUAL CASH OBLIGATIONS

As required under SEC rules and regulations, the following table sets forth a summary of our contractual cash obligations as of August 31, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at August 31, 2005. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	2006(1)	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Amounts reflected in Balance Sheet:
Long-term debt	$265	$844	$—	$499	$—	$789	$2,397
Capital lease obligations(2),(3)	22	22	99	10	95	130	378
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(3)	828	634	400	660	594	866	3,982
Interest on long-term debt	99	108	83	83	65	1,664	2,102
Operating leases (3)	1,197	1,463	1,306	1,141	1,014	7,446	13,567
Total	$2,411	$3,071	$1,888	$2,393	$1,768	$10,895	$22,426

(1)      Cash obligations for the remainder of 2006.

(2)      Capital lease obligations represent principal and interest payments.

(3)      See Note 7 to the accompanying unaudited consolidated financial statements.

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

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2005. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. In addition, we have guarantees under certain operating leases, amounting to $36 million as of August 31, 2005, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Although we expect that some of these leased assets may have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and the “Employee Benefit Plans” note to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•       economic conditions in the domestic and international markets in which we operate;

•       the effect of Hurricane Katrina or other severe weather events on our operations and the economy, including the impact on fuel costs and availability;

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2005, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. Our principal exposure to foreign currency exchange rate risks is in the Japanese yen, Taiwan dollar, Canadian dollar and euro. Foreign currency fluctuations during the three-month period ended August 31, 2005 did not have a material effect on our results of operations.

We have market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. However, our fuel surcharges have a lag that exists before they are adjusted for changes in fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel continue to fluctuate by significant amounts or change by amounts that do not result in a change in our fuel surcharges.

Item 4.   Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of August 31, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have made certain changes in our policies and procedures to ensure our accounting for leases is in accordance with generally accepted accounting principles.

PART II.   OTHER INFORMATION

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

FEDEX CORPORATION
Date: September 23, 2005	/s/ JOHN L. MERINO
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