Form 10-Q
period 2005-11-30
FEDEX CORP
filed 2005-12-22
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 16, 2005
Common Stock, par value $0.10 per share	303,881,824

FEDEX CORPORATION
INDEX

PART I.   FINANCIAL INFORMATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2005	May 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$786	$1,039
Receivables, less allowances of $142 and $125	3,546	3,297
Spare parts, supplies and fuel, less allowances of $147 and $142	278	250
Deferred income taxes	520	510
Prepaid expenses and other	162	173
Total current assets	5,292	5,269
PROPERTY AND EQUIPMENT, AT COST	23,244	22,017
Less accumulated depreciation and amortization	12,969	12,374
Net property and equipment	10,275	9,643
OTHER LONG-TERM ASSETS
Goodwill	2,826	2,835
Prepaid pension cost	1,537	1,272
Intangible and other assets	1,281	1,385
Total other long-term assets	5,644	5,492
	$21,211	$20,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2005	May 31,
	(Unaudited)	2005
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$493	$369
Accrued salaries and employee benefits	1,052	1,275
Accounts payable	1,859	1,739
Accrued expenses	1,387	1,351
Total current liabilities	4,791	4,734
LONG-TERM DEBT, LESS CURRENT PORTION	2,203	2,427
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,251	1,206
Pension, postretirement healthcare and other benefit obligations	846	828
Self-insurance accruals	645	621
Deferred lease obligations	610	532
Deferred gains, principally related to aircraft transactions	387	400
Other liabilities	70	68
Total other long-term liabilities	3,809	3,655
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized, 304 million shares issued as of November 30, 2005 and 302 million shares issued as of May 31, 2005	30	30
Additional paid-in capital	1,309	1,241
Retained earnings	9,125	8,363
Accumulated other comprehensive loss	(16)	(17)
Deferred compensation and treasury stock, at cost	(40)	(29)
Total common stockholders’ investment	10,408	9,588
	$21,211	$20,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
REVENUES	$8,090	$7,334	$15,797	$14,309
OPERATING EXPENSES:
Salaries and employee benefits	3,081	2,930	6,143	5,850
Purchased transportation	812	747	1,583	1,428
Rentals and landing fees	584	577	1,249	1,128
Depreciation and amortization	386	363	756	723
Fuel	891	592	1,619	1,075
Maintenance and repairs	445	422	913	850
Other	1,101	1,103	2,160	2,076
	7,300	6,734	14,423	13,130
OPERATING INCOME	790	600	1,374	1,179
OTHER INCOME (EXPENSE):
Interest, net	(30)	(38)	(54)	(77)
Other, net	—	(8)	(11)	(14)
	(30)	(46)	(65)	(91)
INCOME BEFORE INCOME TAXES	760	554	1,309	1,088
PROVISION FOR INCOME TAXES	289	200	499	404
NET INCOME	$471	$354	$810	$684
EARNINGS PER COMMON SHARE:
Basic	$1.55	$1.18	$2.67	$2.27
Diluted	$1.53	$1.15	$2.63	$2.23
DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.07	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,	November 30,
	2005	2004
Operating Activities:
Net income	$810	$684
Adjustments to reconcile net income to cash provided by operating activities:
Lease accounting charge	79	—
Depreciation and amortization	754	723
Provision for uncollectible accounts	57	49
Deferred income taxes and other noncash items	64	(56)
Changes in operating assets and liabilities, net of the effect of businesses acquired:
Receivables	(314)	(196)
Spare parts and supplies	(15)	(15)
Accounts payable and other operating liabilities	(9)	198
Other, net	(291)	(148)
Net cash provided by operating activities	1,135	1,239
Investing Activities:
Capital expenditures	(1,326)	(1,175)
Business acquisition	—	(122)
Proceeds from asset dispositions	37	5
Net cash used in investing activities	(1,289)	(1,292)
Financing Activities:
Principal payments on debt	(102)	(73)
Proceeds from stock issuances	53	61
Dividends paid	(48)	(42)
Other, net	(2)	—
Net cash used in financing activities	(99)	(54)
Net decrease in cash and cash equivalents	(253)	(107)
Cash and cash equivalents at beginning of period	1,039	1,046
Cash and cash equivalents at end of period	$786	$939

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2005 and the results of our operations for the three- and six-month periods ended November 30, 2005 and 2004 and our cash flows for the six-month periods ended November 30, 2005 and 2004. Operating results for the three- and six-month periods ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

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

In conjunction with certain transactions, primarily sales or purchases of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration and are often not limited. The fair market value of these indemnifications is not believed to be significant.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.   The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004. These negotiations are ongoing and are being mediated through the National Mediation Board. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

DIVIDENDS DECLARED PER COMMON SHARE.   On November 18, 2005, our Board of Directors declared a dividend of $0.08 per share of common stock. The dividend is payable on January 3, 2006 to stockholders of record as of the close of business on December 13, 2005. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

LEASE ADJUSTMENT.   During the first quarter of 2006, a one-time, non-cash charge of $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects) was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases, predominantly at

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

FedEx Express. The charge related primarily to rent escalations in on-airport facility leases. Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount is not expected to be material to 2006 results, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $79 million.

FEDEX SMARTPOST ACQUISITION.   During the second quarter of 2005, we acquired the assets and assumed certain liabilities of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash. FedEx SmartPost, a leading small-parcel consolidator, expanded our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service. The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of its acquisition and are not material to reported or pro forma results of operations of any period.

AIRLINE STABILIZATION ACT CHARGE.   During the second quarter of 2005, we recorded a charge of $48 million ($31 million, net of tax, or $0.10 per diluted share) related to our claim for compensation under the Air Transportation Safety and System Stabilization Act.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Net income, as reported	$471	$354	$810	$684
Add: Stock compensation included in reported net income, net of tax	3	2	2	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	13	10	23	19
Pro forma net income	$461	$346	$789	$668
Earnings per common share:
Basic—as reported	$1.55	$1.18	$2.67	$2.27
Basic—pro forma	$1.52	$1.15	$2.60	$2.22
Diluted—as reported	$1.53	$1.15	$2.63	$2.23
Diluted—pro forma	$1.50	$1.13	$2.56	$2.18

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Following is a table of the key weighted-average assumptions used in the valuation calculations for the options and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Expected lives	5 years	4 years	5 years	4 years
Expected volatility	24%	26%	25%	27%
Risk-free interest rate	4.15%	3.13%	3.70%	3.53%
Dividend yield	0.358%	0.306%	0.325%	0.327%

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

The following table summarizes information about our stock option plans for the three- and six-month periods ended November 30, 2005:

	Three Months Ended		Six Months Ended
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Oustanding at beginning of period	19,660,743	$57.67	17,359,382	$51.96
Granted	123,405	83.73	2,929,640	89.41
Exercised	(825,572)	42.82	(1,301,345)	41.16
Canceled	(36,316)	72.47	(65,417)	74.61
Oustanding at end of period	18,922,260	58.46	18,922,260	58.46

The weighted-average Black-Scholes value of the grants under the assumptions indicated above for the three- and six-month periods ended November 30, 2005 was $24.13 and $25.33, respectively.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Total equity compensation shares outstanding or available for grant at November 30, 2005 represented 8.7% of total outstanding common and equity compensation shares and equity compensation shares available for grant. During the second quarter of 2006, our stockholders approved a 7.5 million share increase in the number of shares of our common stock reserved for issuance pursuant to stock options and a 750,000 share increase in the number of restricted shares of our common stock reserved for issuance.

NEW ACCOUNTING PRONOUNCEMENTS.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in the first quarter of 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We plan to adopt this standard using the modified prospective method.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the assumptions and the fair value model used to value those future grants, and the market value of our common stock. However, we anticipate that the impact of SFAS 123R will approximate the pro forma results under SFAS 123 presented above.

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”. FIN 47 clarifies that liabilities associated with asset retirement obligations the timing or settlement method of which are conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 will be effective for FedEx no later than May 31, 2006. Management is in the process of evaluating the impact, if any, FIN 47 will have on FedEx.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(2)          Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	November 30,	November 30,
	2005	2004
Net income	$471	$354
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $3 and deferred taxes of $7	(4)	35
Comprehensive income	$467	$389

	Six Months Ended
	November 30,	November 30,
	2005	2004
Net income	$810	$684
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $4 and deferred taxes of $8	1	43
Comprehensive income	$811	$727

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

Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At November 30, 2005, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(4)          Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three- and six-month periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Net income applicable to common stockholders	$471	$354	$810	$684
Weighted-average shares of common stock outstanding	303	301	303	300
Common equivalent shares:
Assumed exercise of outstanding dilutive options	16	18	17	19
Less shares repurchased from proceeds of assumed exercise of options	(11)	(12)	(12)	(13)
Weighted-average common and common equivalent shares outstanding	308	307	308	306
Basic earnings per share	$1.55	$1.18	$2.67	$2.27
Diluted earnings per share	$1.53	$1.15	$2.63	$2.23

We have excluded from the calculation of diluted earnings per share approximately 3.1 million antidilutive options for the three- and six- month periods ended November 30, 2005, as the exercise price of the options was greater than the average market price of common stock for the period.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(5)          Employee Benefit Plans

We sponsor defined benefit pension plans covering a majority of our employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service. Certain of our subsidiaries offer medical, dental, and vision coverage to eligible U.S. retirees and their eligible dependents. Net periodic benefit cost of the pension and postretirement healthcare plans was as follows (in millions):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Pension Plans
Service cost	$118	$104	$237	$208
Interest cost	161	145	322	290
Expected return on plan assets	(203)	(178)	(406)	(353)
Recognized actuarial losses	29	16	55	31
Amortization of transition obligation	(1)	(1)	(1)	(1)
Amortization of prior service cost	3	3	6	6
	$107	$89	$213	$181
Postretirement Healthcare Plans
Service cost	$11	$9	$21	$18
Interest cost	8	8	16	16
	$19	$17	$37	$34

Voluntary, tax deductible contributions of $456 million and $300 million were made to our principal U.S. domestic pension plans during the first six months of 2006 and 2005, respectively. Although additional contributions are not required, we may elect to make further voluntary contributions to our qualified plans in 2006.

(6)          Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through operating companies that compete collectively and are managed collaboratively under the respected FedEx brands. Our operations are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of regional less-than-truckload (“LTL”) freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These businesses form the core of our reportable segments. Management evaluates segment financial performance based on operating income.

FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We also allocate costs for administrative services provided between operating companies and certain other costs such as costs associated with services received for general corporate oversight, including executive officers

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and certain legal and finance functions. We believe these allocations approximate the cost of providing these functions.

In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. The FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. All shipment revenues are reflected in the segment performing the transportation services. Intersegment revenues and expenses are eliminated in the consolidated results but are not separately identified in the following segment information as the amounts are not material.

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

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Revenue
FedEx Express segment	$5,370	$4,834	$10,492	$9,450
FedEx Ground segment	1,307	1,174	2,526	2,247
FedEx Freight segment	932	820	1,824	1,627
FedEx Kinko’s segment	528	524	1,045	1,014
Other and eliminations	(47)	(18)	(90)	(29)
	$8,090	$7,334	$15,797	$14,309
Operating Income
FedEx Express segment	$476	$333 (2)	$761 (1)	$643 (2)
FedEx Ground segment	163	135	311	282
FedEx Freight segment	135	102	270	205
FedEx Kinko’s segment	16	29	32	48
Other and eliminations	—	1	—	1
	$790	$600	$1,374	$1,179

(1)     Operating expenses for the first six months of 2006 include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

(2)     The second quarter of 2005 includes $48 million related to an Airline Stabilization Act charge.

(7)   Commitments

As of November 30, 2005, our purchase commitments for the remainder of 2006 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total
2006 (remainder)	$50	$122	$466	$638
2007	327	212	195	734
2008	290	91	104	485
2009	567	60	79	706
2010	517	61	60	638
Thereafter	625	74	269	968

(1)      Primarily aircraft modifications.

(2)      Primarily vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into non-cancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations and therefore are not included in the table above.

FedEx Express is committed to purchase certain aircraft. Deposits and progress payments of $28 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of our aircraft purchase commitments as of November 30, 2005 with the year of expected delivery by type:

	A300	A310	A380	ATR72	Total
2006 (remainder)	2	1	—	2	5
2007	5	2	—	—	7
2008	4	—	—	—	4
2009	—	—	3	—	3
2010	—	—	3	—	3
Thereafter	—	—	4	—	4
Total	11	3	10	2	26

Subsequent to November 30, 2005, FedEx Express entered into an amendment that rescheduled the delivery of certain A380 aircraft. The amendment will result in one less delivery in 2009 and one additional delivery in 2010.

A summary of future minimum lease payments under capital leases at November 30, 2005 is as follows (in millions):

2006 (remainder)	$14
2007	22
2008	99
2009	11
2010	95
Thereafter	130
371
Less amount representing interest	68
Present value of net minimum lease payments	$303

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at November 30, 2005 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2006 (remainder)	$390	$518	$908
2007	609	945	1,554
2008	585	806	1,391
2009	555	665	1,220
2010	544	528	1,072
Thereafter	4,460	3,121	7,581
	$7,143	$6,583	$13,726

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

Race Discrimination.   On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination by FedEx Express in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for February 2007. We have denied any liability and intend to vigorously defend ourself in this case. Given the nature and preliminary status of

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops.

Independent Contractor.   FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings in which the threshold issue is whether some or all of FedEx Ground’s owner-operators are in fact employees, rather than independent contractors. These matters include Estrada v. FedEx Ground, a class action involving single work area contractors that is pending in California state court. Although the trial court has granted some of the plaintiffs’ claims for relief in Estrada ($18 million, inclusive of attorney’s fees, plus equitable relief), we expect to prevail on appeal. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. On August 10, 2005, the Judicial Panel on Multi-District Litigation granted our motion to transfer and consolidate the majority of the class-action lawsuits for administration of the pre-trial proceedings by a single federal court—the U.S. District Court for the Northern District of Indiana.

We strongly believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that we will prevail in these proceedings. Given the nature and preliminary status of these claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

Other.   FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(9)   Supplemental Cash Flow Information

	Six Months Ended
	November 30,	November 30,
	2005	2004
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$64	$85
Income taxes	475	493

(10)   Income Taxes

Income tax expense for the second quarter and first half of 2005 was favorably impacted by the passage of the American Jobs Creation Act of 2004, which resulted in an $11 million tax benefit in the second quarter of 2005. This was principally due to the reduction of a valuation allowance previously established against foreign tax credits arising from certain of our international operations.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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
December 20, 2005

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

•       our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and employee benefits and maintenance and repairs, and to match such expenses to shifting volume levels; and

•       the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our supplemental fuel surcharges.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2006 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments mean, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2005	2004(2)	Change		2005(1)	2004(2)	Change
Revenues	$8,090	$7,334	10		$15,797	$14,309	10
Operating income	790	600	32		1,374	1,179	17
Operating margin	9.8%	8.2%	160	bp	8.7%	8.2%	50	bp
Net income	$471	$354	33		$810	$684	18
Diluted earnings per share	$1.53	$1.15	33		$2.63	$2.23	18

(1)                Operating expenses for the first six months of 2006 include a $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases, predominantly at FedEx Express, as described below.

(2)                Second quarter of 2005 includes $48 million ($31 million, net of tax, or $0.10 per diluted share) related to an Airline Stabilization Act charge and an $11 million or $0.04 per diluted share benefit from an income tax adjustment described below.

The following table shows changes in revenues and operating income by reportable segment for the three- and six-month periods ended November 30, 2005 compared to 2004 (in millions):

	Change in		Percent Change		Change in			Percent Change in
	Revenues		in Revenues		Operating Income			Operating Income
	Three	Six	Three	Six	Three	Six		Three	Six
	Months	Months	Months	Months	Months	Months		Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended		Ended	Ended
FedEx Express segment	$536	$1,042	11	11	$143 (2)	$118	(1)(2)	43	18
FedEx Ground segment	133	279	11	12	28	29		21	10
FedEx Freight segment	112	197	14	12	33	65		32	32
FedEx Kinko’s segment	4	31	1	3	(13)	(16)		(45)	(33)
Other and Eliminations	(29)	(61)	NM	NM	(1)	(1)		NM	NM
	$756	$1,488	10	10	$190	$195		32	17

(1)        FedEx Express operating expenses for the first six months of 2006 include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases, as described below.

(2)        FedEx Express operating expenses for the second quarter of 2005 include a $48 million charge related to the Airline Stabilization Act.

The following table shows selected operating statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2005	2004	Change	2005	2004	Change
Average daily package volume (ADV):
FedEx Express	3,279	3,226	2	3,255	3,158	3
FedEx Ground	2,843	2,725	4	2,712	2,584	5
Total ADV	6,122	5,951	3	5,967	5,742	4
Average daily LTL shipments:
FedEx Freight	68	65	5	67	65	3
Revenue per package (yield):
FedEx Express	$21.99	$20.28	8	$21.39	$20.03	7
FedEx Ground	6.90	6.48	6	6.91	6.51	6
LTL yield (revenue per hundredweight):
FedEx Freight	$16.80	$15.55	8	$16.68	$15.26	9

Revenue growth for the second quarter and first half of 2006 was attributable to yield improvement and volume growth across all of our transportation segments. Yield improvements were principally due to significantly higher fuel surcharges across all of our transportation segments and rate increases at FedEx Ground and FedEx Freight. Volume increases were driven by solid growth at FedEx Express in both international and domestic overnight services, continued growth at FedEx Ground, led by the performance of our home delivery service, and growth at FedEx Freight, which accelerated throughout the quarter.

Operating income increased during the second quarter and first half of 2006 primarily due to revenue growth and improved margins across all transportation segments. During the second quarter of 2006, fuel prices increased significantly in the aftermath of several hurricanes; however, our operating margins improved as higher revenues from our jet and diesel fuel surcharges offset these higher fuel costs. In response to the significant fluctuations in jet and diesel fuel prices during the second quarter of 2006, we temporarily capped certain of our fuel surcharges to ensure our services remain competitively priced in the marketplace. Productivity gains across all transportation segments also contributed to our margin expansion in the second quarter and first half of 2006. Operating margin improvement was partially offset by higher costs at FedEx Express to support international volume growth.

Our results for the first half of 2006 included a one time, non-cash charge of $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects), which was recorded during the first quarter and represented the impact on prior years, to adjust the accounting for certain facility leases, predominantly at FedEx Express. Second quarter 2005 results at FedEx Express included a $48 million charge ($31 million net of tax, or $0.10 per diluted share) related to our claim for compensation under the Air Transportation Safety and System Stabilization Act.

In August 2005, Hurricane Katrina devastated certain portions of the Gulf Coast region where each of our business segments has operations. During the second quarter of 2006, Hurricanes Wilma and Rita impacted our operations in Louisiana, Texas and Florida. While we took precautions by relocating aircraft and equipment, we suffered damage to a limited number of facilities and some of our equipment as a result of these storms. Furthermore, these storms negatively impacted our operations, resulting in reduced shipment volumes and incremental operating costs. We maintain business interruption and other insurance coverage that may provide for recovery of certain of these losses. The amount or timing of any business interruption insurance proceeds cannot be estimated at this time. Any such recoveries will be recognized only when realized.

Net interest expense decreased during the second quarter and first half of 2006. The decrease in net interest expense was primarily due to a reduction in the level of outstanding debt and capital leases as a result of scheduled payments and additional capitalized interest due to modification of aircraft at FedEx Express.

Our effective tax rate was 38% for the second quarter and first half of 2006. We expect the effective tax rate to approximate 38% for the remainder of the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income. Our effective tax rates for the second quarter and first half of 2005 were 36% and 37%, respectively. The lower effective tax rates for the second quarter and first half of 2005 were primarily related to the passage of the American Jobs Creation Act of 2004, which resulted in an $11 million tax benefit in the second quarter of 2005. This was principally due to the reduction of a valuation allowance previously established against foreign tax credits arising from certain of our international operations.

Outlook

We expect revenue growth at all operating segments and strong earnings growth across all transportation segments in the second half of 2006. We also expect continued growth in demand for services across our operating companies and strong yields, even in light of recent declines in our fuel surcharge levels. While our fuel surcharges have been sufficient to offset increased fuel prices, we cannot predict the impact on the overall economy, if any, if fuel costs increase sharply from current levels.

We expect continued strong growth of international volumes and yields and growth in U.S. domestic overnight revenue at FedEx Express. We anticipate improved volumes and yields at FedEx Ground and FedEx Freight, as FedEx Ground continues its multi-year capacity expansion plan and FedEx Freight continues to grow its regional and interregional business and enhance its portfolio of services. FedEx Kinko’s is expected to generate revenue growth from the transition of FedEx World Service Centers to FedEx Kinko’s Ship Centers and increased package acceptance revenue.

Volatility in fuel costs may pressure quarterly earnings growth as the trailing impact of adjustments to the FedEx Express fuel surcharge can significantly affect earnings in the short term. Incremental costs associated with the new westbound and eastbound around-the-world flights at FedEx Express will continue to be significant in 2006. All of our transportation businesses operate in a competitive pricing environment, heightened by continuing high fuel prices. However, we continue to manage our yields to ensure that volume growth can be achieved at compensatory rates.

The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004. These negotiations are ongoing and are being mediated through the National Mediation Board. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

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

Future results will depend upon a number of factors, including global economic conditions, the effect of severe weather events on our operations and the economy, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and our ability to successfully conclude contract negotiations with our pilots and defend against challenges to our independent contractor model described in Note 8 to the accompanying unaudited condensed consolidated financial statements. In addition, adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, our operating income could be materially affected should the price of fuel continue to fluctuate by significant amounts. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.”  The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in the first quarter of 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. We plan to adopt this standard using the modified prospective method.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the assumptions and the fair value model used to value those future grants and the market value of our common stock. However, we anticipate that the impact of SFAS 123R will approximate the pro forma results under SFAS 123 presented in Note 1 to the accompanying unaudited condensed consolidated financial statements. The effect of recording compensation expense under SFAS 123 would have resulted in a reduction to earnings per diluted share of $0.03 and $0.02 for the three-month periods ended November 30, 2005 and 2004, respectively, and $0.07 and $0.05 for the six-month periods ended November 30, 2005 and 2004, respectively.

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

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our reportable segments includes the allocations from FedEx Services to FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s. The “Intercompany charges” caption also includes allocations for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates segment financial performance based on operating income.

In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. The FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. All shipment revenues are reflected in the segment performing the transportation services. Such intersegment revenues and expenses are eliminated in the consolidated results but are not separately identified in the following segment information as the amounts are not material.

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended			Percent
	2005	2004	Change		2005		2004	Change
Revenues:
Package:
U.S. overnight box	$1,604	$1,471	9		$3,165		$2,920	8
U.S. overnight envelope	480	432	11		969		871	11
U.S. deferred	702	682	3		1,388		1,330	4
Total U.S. domestic package revenue	2,786	2,585	8		5,522		5,121	8
International Priority (IP)	1,757	1,537	14		3,391		2,977	14
Total package revenue	4,543	4,122	10		8,913		8,098	10
Freight:
U.S.	564	470	20		1,070		892	20
International	117	91	29		222		181	23
Total freight revenue	681	561	21		1,292		1,073	20
Other(1)	146	151	(3)		287		279	3
Total revenues	5,370	4,834	11		10,492		9,450	11
Operating expenses:
Salaries and employee benefits	1,959	1,873	5		3,930		3,762	4
Purchased transportation	236	206	15		477		397	20
Rentals and landing fees	409	399	3		892		782	14
Depreciation and amortization	203	199	2		396		399	(1)
Fuel	760	513	48		1,388		935	48
Maintenance and repairs	339	322	5		700		647	8
Airline Stabilization Act charge	—	48	NM		—		48	NM
Intercompany charges	383	374	2		741		736	1
Other	605	567	7		1,207		1,101	10
Total operating expenses	4,894	4,501	9		9,731	(2)	8,807	10
Operating income	$476	$333	43		$761		$643	18
Operating margin	8.9%	6.9%	200	bp	7.3%		6.8%	50	bp

(1)                 Other revenues includes FedEx Trade Networks.

(2)                 Operating expenses for the first six months of 2006 include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2005	2004	Change	2005	2004	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,211	1,179	3	1,195	1,164	3
U.S. overnight envelope	702	663	6	707	663	7
U.S. deferred	886	941	(6)	891	901	(1)
Total U.S. domestic ADV	2,799	2,783	1	2,793	2,728	2
IP	480	443	8	462	430	7
Total ADV	3,279	3,226	2	3,255	3,158	3
Revenue per package (yield):
U.S. overnight box	$ 21.03	$ 19.81	6	$ 20.69	$ 19.59	6
U.S. overnight envelope	10.86	10.33	5	10.71	10.27	4
U.S. deferred	12.56	11.51	9	12.16	11.54	5
U.S. domestic composite	15.80	14.74	7	15.44	14.67	5
IP	58.14	55.13	5	57.36	54.04	6
Composite package yield	21.99	20.28	8	21.39	20.03	7
Freight Statistics(1)
Average daily freight pounds:
U.S.	9,544	9,008	6	9,209	8,605	7
International	2,283	1,874	22	2,159	1,867	16
Total average daily freight pounds	11,827	10,882	9	11,368	10,472	9
Revenue per pound (yield):
U.S.	$ 0.94	$ 0.83	13	$ 0.91	$ 0.81	12
International	0.81	0.77	5	0.80	0.76	5
Composite freight yield	0.91	0.82	11	0.89	0.80	11

(1)     Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased in the second quarter and first half of 2006, principally due to higher IP revenues (particularly in Asia and U.S. outbound) and higher U.S. domestic overnight package revenues.

During the second quarter of 2006, IP revenues grew 14% on an 8% increase in volume and yield growth of 5%. During the first half of 2006, IP revenues grew 14% on a 7% increase in volume and yield growth of 6%. Asia experienced strong average daily volume growth during both the second quarter and first half of 2006, while outbound shipments from the United States, Europe and Latin America also continued to improve. Our IP and international freight capacity has increased significantly as a result of our two new around-the-world flights. We may continue to realize increased international freight volume until higher yielding IP traffic can be sold into the added capacity. IP yield increased across virtually all regions during the second quarter and first half of 2006 due primarily to higher fuel surcharge revenue and an increase in average weight per package.

During the second quarter and first half of 2006, U.S. domestic package revenues grew 8% on yield increases of 7% and 5%, respectively, and volume increases of 1% and 2%, respectively. U.S. domestic composite yield increases were due to higher fuel surcharge revenue and improved yields particularly on our U.S. domestic deferred packages as we continue to optimize our network. U.S. domestic package volume growth in both the second quarter and first half of 2006 resulted from the growth of our U.S. domestic overnight business, mostly offset by declines in U.S. domestic deferred volumes. We continue to manage our U.S. domestic deferred yield to improve the profitability of this service. In January 2005, we implemented an average list price increase of 4.6% on FedEx Express U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%. In November 2005, we announced a 5.5% average list price increase effective January 2, 2006 on FedEx Express U.S. domestic shipments and U.S. outbound international shipments while lowering our fuel surcharge index by 2% and making changes to various other surcharges.

Fuel surcharge revenue was higher in the second quarter and first half of 2006 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
U.S. Domestic and Outbound Fuel Surcharge:
Low	13.00%	8.50%	10.50%	6.00%
High	20.00	11.00	20.00	11.00
Average	16.17	9.67	13.83	8.25
International Fuel Surcharges:
Low	11.00	7.00	10.00	5.00
High	20.00	11.00	20.00	11.00
Average	14.80	8.97	13.00	7.72

In November 2005, we temporarily capped our fuel surcharges at 15.5% in certain cases to ensure that our services remain competitively priced in the marketplace.

FedEx Express Segment Operating Income

During the second quarter and first half of 2006, our operating income grew as a result of strong revenue growth and improved operating margin. Continued volume growth in higher margin U.S. domestic overnight and IP services, in conjunction with solid yield improvements and productivity gains in our domestic ground operations, allowed FedEx Express to substantially improve operating margin in the second quarter of 2006. Revenue and margin growth for the second quarter and first half of 2006 more than offset a one-time adjustment for leases in the first quarter and costs associated with our two new around-the-world flights.

During the second quarter and first half of 2006, fuel costs were higher due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly. However, fuel surcharge revenue mitigated higher jet fuel prices. Purchased transportation costs increased in the second quarter and first half of 2006 driven by IP volume growth, which required a higher utilization of contract pickup and delivery services. The increase in the first half of 2006 in rentals and landing fees is primarily due to the one-time adjustment for leases of $75 million.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2005	2004	Change		2005	2004	Change
Revenues	$1,307	$1,174	11		$2,526	$2,247	12
Operating expenses:
Salaries and employee benefits	230	213	8		451	410	10
Purchased transportation	506	456	11		972	866	12
Rentals	36	32	13		67	58	16
Depreciation and amortization	53	43	23		103	83	24
Fuel	27	13	108		45	20	125
Maintenance and repairs	28	26	8		57	52	10
Intercompany charges	129	119	8		249	234	6
Other	135	137	(1)		271	242	12
Total operating expenses	1,144	1,039	10		2,215	1,965	13
Operating income	$163	$135	21		$311	$282	10
Operating margin	12.5%	11.5%	100	bp	12.3%	12.6%	(30	)bp
Average daily package volume(1)	2,843	2,725	4		2,712	2,584	5
Revenue per package (yield)(1)	$6.90	$6.48	6		$6.91	$6.51	6

(1)     Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during the second quarter and first half of 2006 principally due to volume and yield growth. Average daily volumes increased across virtually all of our services, led by the continued growth of our home delivery service.

Yield improvement during the second quarter and first half of 2006 was primarily due to fuel surcharge revenue, higher extra service revenue and the impact of our January 2005 general rate increase. These increases were partially offset by higher customer discounts and a lower average weight per package. Gains in extra service revenue are attributable to increases in our other surcharges.

In January 2005, we implemented an average list price increase of 2.9% and reintroduced an indexed fuel surcharge for all shipments. No fuel surcharge was in effect during the prior year period. On December 2, 2005, we announced standard list rate increases averaging 3.9% for our ground and home delivery services and changes to various surcharges. The new rates and surcharge changes will be effective January 2, 2006.

Our fuel surcharge ranged as follows for the three- and six-month periods ended November 30, 2005:

	Three Months	Six Months
	Ended	Ended
Low	3.00%	2.50%
High	4.50	4.50
Average	3.67	3.17

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 21% during the second quarter and 10% in the first half of 2006, as yield and volume growth more than offset higher operating expenses. Purchased transportation increased in the second quarter and first half of 2006 primarily due to the impact of higher fuel costs on contractor settlements. Salaries and employee benefits, as well as other operating costs, increased in 2006 principally due to increases in staffing and facilities to support volume growth. In the second quarter of 2005, segment operating income included a $10 million charge in other operating expenses related to the termination of a vendor agreement with FedEx Supply Chain Services.

Segment operating margin improved for the second quarter of 2006 due to fuel surcharge revenues and the inclusion in 2005 of the $10 million charge at FedEx Supply Chain Services, partially offset by increased expenses related to investments in new technology and our capacity expansion program. Segment operating margin declined slightly for the first half of 2006 due to higher year-over-year expenses related to investments in new technology and the opening of three new hubs in line with our long-term growth strategy.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses, operating income and margin (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2005	2004	Change		2005	2004	Change
Revenues	$932	$820	14		$1,824	$1,627	12
Operating expenses:
Salaries and employee benefits	442	406	9		881	816	8
Purchased transportation	81	88	(8)		153	172	(11)
Rentals and landing fees	25	26	(4)		49	51	(4)
Depreciation and amortization	29	26	12		59	50	18
Fuel	104	65	60		186	119	56
Maintenance and repairs	30	31	(3)		58	62	(6)
Intercompany charges	9	7	29		18	13	38
Other	77	69	12		150	139	8
Total operating expenses	797	718	11		1,554	1,422	9
Operating income	$135	$102	32		$270	$205	32
Operating margin	14.5%	12.5%	200	bp	14.8%	12.6%	220	bp
Average daily LTL shipments (in thousands)	68	65	5		67	65	3
Weight per LTL shipment (lbs)	1,161	1,130	3		1,147	1,129	2
LTL yield (revenue per hundredweight)	$16.80	$15.55	8		$16.68	$15.26	9

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 14% during the second quarter and 12% in the first half of 2006, due to year-over-year growth in LTL yield and average daily LTL shipments. LTL yield grew during the second quarter and first half of 2006, due to incremental fuel surcharges and higher rates. Average daily LTL shipments increased due to market share gains and increased customer demand for our regional and interregional LTL services. The LTL fuel surcharge, which applies to the majority of our revenue, is based on the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Using this index, the approximate LTL fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Low	15.6%	9.5%	12.5%	7.6%
High	19.6	13.0	19.6	13.0
Average	16.9	11.4	15.7	9.9

From September 6 to October 31, 2005, we capped our LTL fuel surcharge at 16.7% to benefit customers impacted by the volatility in diesel fuel prices in the aftermath of several recent hurricanes.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 32% during the second quarter and first half of 2006 primarily due to LTL revenue growth and controlling costs in line with volume growth. Increased LTL yield contributed to improved margins in the second quarter and first half of 2006 despite higher salaries and employee benefits, fuel and depreciation. Salaries and benefits increased in 2006 due to increased staffing to support volume growth and higher incentive compensation. Depreciation increased primarily due to our investment in operating equipment, which in some cases replaced leased equipment. Purchased transportation costs decreased, reflecting increased utilization of our equipment and drivers for interregional freight services.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses, operating income and margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2005	2004	Change		2005	2004	Change
Revenues	$528	$524	1		$1,045	$1,014	3
Operating expenses:
Salaries and employee benefits	190	186	2		376	368	2
Rentals	99	107	(7)		201	209	(4)
Depreciation and amortization	37	32	16		73	64	14
Maintenance and repairs	19	17	12		37	34	9
Intercompany charges	6	3	100		10	6	67
Other operating expenses:
Supplies, including paper and toner	70	71	(1)		137	136	1
Other	91	79	15		179	149	20
Total operating expenses	512	495	3		1,013	966	5
Operating income	$16	$29	(45)		$32	$48	(33)
Operating margin	3.0%	5.7%	(270	)bp	3.1%	4.8%	(170	)bp

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Kinko’s Segment Revenues

Revenues increased by 1% in the second quarter and 3% in the first half of 2006 due to continued growth in package acceptance revenue and the benefit of the conversion of certain FedEx World Service Centers to FedEx Kinko’s Ship Centers in 2005. Growth in these areas was mostly offset by a decline in our copy product line revenues, due in part to a competitive pricing environment.

FedEx Kinko’s Segment Operating Income

Operating income decreased $13 million in the second quarter and $16 million in the first half of 2006 as the increase in package acceptance revenues was more than offset by a decline in copy product line revenues, increases in other operating expenses and depreciation. The increase for the second quarter and first half of 2006 in other operating expenses was primarily due to increased costs related to technology and product offering initiatives. Increased depreciation was driven by center rebranding and investments in new technology to replace legacy systems.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $786 million at November 30, 2005, compared to $1.039 billion at May 31, 2005. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2005	2004
Operating activities:
Net income	$810	$684
Noncash charges and credits	954	716
Changes in operating assets and liabilities	(629)	(161)
Net cash provided by operating activities	1,135	1,239
Investing activities:
Capital expenditures and other investing activities	(1,289)	(1,170)
Business acquisition	—	(122)
Net cash used in investing activities	(1,289)	(1,292)
Financing activities:
Principal payments on debt	(102)	(73)
Proceeds from stock issuances	53	61
Dividends paid	(48)	(42)
Other, net	(2)	—
Net cash used in financing activities	(99)	(54)
Net decrease in cash and cash equivalents	$(253)	$(107)

Cash Provided by Operating Activities.   Cash flows from operating activities decreased by $106 million in the first half of 2006. Increased earnings in the first half of 2006 were more than offset by the payout of previously accrued amounts related to our 2005 incentive compensation plans, an increase in receivables due to revenue growth and increased contributions to our principal U.S. domestic pension plans. During the first half of 2006 and 2005, we made voluntary, tax deductible contributions to our principal U.S. domestic pension plans of $456 million and $300 million, respectively.

Cash Used for Investing Activities.   Capital expenditures during the first half of 2006 were 10% higher than the prior year period largely due to planned aircraft expenditures at FedEx Express primarily to support IP volume growth. See “Capital Resources” below for further discussion. In the first half of 2005, our investing activities included our acquisition of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash.

Debt Financing Activities.   The increase in principal payments on debt primarily relates to scheduled payments on our capital leases. A new $1.0 billion five-year revolving credit facility was executed in July 2005 and replaced our prior revolving credit facilities. The revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Any commercial paper borrowings reduce the amount available under the revolving credit facility. At November 30, 2005, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings. Borrowings under the revolving credit facility will bear interest at short-term interest rates (based on the London Interbank Offered Rate (LIBOR), the Prime Rate or the Federal Funds Rate) plus a margin dependent upon our senior unsecured long-term debt ratings.

Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to significantly affect our operations.

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

Dividends.   Dividends paid in the first half of 2006 and 2005 were $48 million and $42 million, respectively. On November 18, 2005, our Board of Directors declared a dividend of $0.08 per share of common stock. The dividend is payable on January 3, 2006 to stockholders of record as of the close of business on December 13, 2005.

Other Liquidity Information.   We believe that our existing cash and cash equivalents, cash flow from operations, our commercial paper program, revolving bank credit facilities and shelf registration statement will adequately meet our working capital and capital expenditure needs for the foreseeable future.

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

The following table compares capital expenditures by asset category and reportable segment for the three- and six-month periods ended November 30 (in millions):

					Percent Change
					2005/2004
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2005	2004	2005	2004	Ended	Ended
Aircraft and related equipment	$208	$421	$484	$554	(51)	(13)
Facilities and sort equipment	137	124	229	221	10	4
Information and technology investments	94	87	185	167	8	11
Vehicles	166	113	342	170	47	101
Other equipment	50	36	86	63	39	37
Total capital expenditures	$655	$781	$1,326	$1,175	(16)	13
FedEx Express segment	$336	$477	$724	$642	(30)	13
FedEx Ground segment	138	135	254	224	2	13
FedEx Freight segment	94	82	176	143	15	23
FedEx Kinko’s segment	32	32	47	61	—	(23)
Other, principally FedEx Services	55	55	125	105	—	19
Total capital expenditures	$655	$781	$1,326	$1,175	(16)	13

Capital expenditures during the first half of 2006 were higher than the prior year period primarily due to the timing of planned aircraft expenditures at FedEx Express to support IP volume growth. Also, additional investments were made in the FedEx Ground and FedEx Freight networks to support growth in customer demand. We expect capital expenditures of approximately $2.5 billion for 2006, compared to $2.2 billion in 2005. The expected year-over-year increase will fund planned aircraft purchases to support future IP volume growth and replacement vehicles at FedEx Express. We also continue to invest in infrastructure upgrades and productivity-enhancing technologies, the multi-year capacity expansion of the FedEx Ground network and growth and replacement vehicle needs at FedEx Freight.

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

CONTRACTUAL CASH OBLIGATIONS

As required under SEC rules and regulations, the following table sets forth a summary of our contractual cash obligations as of November 30, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at November 30, 2005. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (in millions)
	2006(1)	2007	2008	2009	2010	Thereafter	Total
Amounts reflected in Balance Sheet:
Long-term debt	$261	$844	$—	$500	$—	$788	$2,393
Capital lease obligations(2)(3)	14	22	99	11	95	130	371
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(3)	638	734	485	706	638	968	4,169
Interest on long-term debt	68	109	83	83	65	1,665	2,073
Operating leases(3)	908	1,554	1,391	1,220	1,072	7,581	13,726
Total	$1,889	$3,263	$2,058	$2,520	$1,870	$11,132	$22,732

(1)      Cash obligations for the remainder of 2006.

(2)      Capital lease obligations represent principal and interest payments.

(3)                 See Note 7 to the accompanying unaudited consolidated financial statements.

Subsequent to November 30, 2005, FedEx Express entered into an amendment that rescheduled the delivery of certain A380 aircraft. The amendment will result in one less delivery in 2009 and one additional delivery in 2010.

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

Other Cash Obligations Not Reflected in Balance Sheet

The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations, which is reflected in the table above. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into a non-cancelable commitment. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, which are primarily fixed rate.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2005. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. In addition, we have guarantees under certain operating leases, amounting to $34 million as of November 30, 2005, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Although some of these leased assets may have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.

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

We have a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody’s characterizes our ratings outlook as “stable,” while Standard and Poor’s recently upgraded our ratings outlook to “positive.” If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our credit ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources” and “Contractual Cash Obligations,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•       economic conditions in the global markets in which we operate;

•       any impacts on our business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements and labor rules;

•       the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or FedEx in particular, and what effects these events will have on our costs or the demand for our services;

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

•       technology infrastructure disruptions, including those impacting the Internet or our computer systems and Web site;

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2005, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of comparable magnitude in other areas of the world. Our principal exposure to foreign currency exchange rate risks is in the Japanese yen, Taiwan dollar, Canadian dollar and euro. Foreign currency fluctuations during the three- and six-month periods ended November 30, 2005 did not have a material effect on our results of operations.

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

Item 4.   Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of November 30, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

For the information called for by this item, see FedEx’s Current Report on Form 8-K dated September 26, 2005 and filed September 28, 2005.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit
10.1

Amendments dated October 26, 2005 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Amendment No.1 dated December 20, 2005 to the Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

FEDEX CORPORATION
Date: December 22, 2005	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

Amendments dated October 26, 2005 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2

Amendment No.1 dated December 20, 2005 to the Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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