Form 10-Q
period 2006-02-28
FEDEX CORP
filed 2006-03-24
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-15829

FEDEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1721435 (I.R.S. Employer Identification No.)
942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (ZIP Code)

(901) 818-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 17, 2006
Common Stock, par value $0.10 per share	305,115,801

FEDEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

		PAGE
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets February 28, 2006 and May 31, 2005	3-4
	Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2006 and 2005	5
	Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2006 and 2005	6
	Notes to Condensed Consolidated Financial Statements	7-17
	Report of Independent Registered Public Accounting Firm	18
ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19-37
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	38
ITEM 4.	Controls and Procedures	38
	PART II. OTHER INFORMATION
ITEM 6.	Exhibits	39
Signature		40
Exhibit Index		E-1

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28,
	2006	May 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,121	$ 1,039
Receivables, less allowances of $150 and $125	3,401	3,297
Spare parts, supplies and fuel, less allowances of $151 and $142	294	250
Deferred income taxes	535	510
Prepaid expenses and other	163	173
Total current assets	5,514	5,269
PROPERTY AND EQUIPMENT, AT COST	23,669	22,017
Less accumulated depreciation and amortization	13,246	12,374
Net property and equipment	10,423	9,643
OTHER LONG-TERM ASSETS
Goodwill	2,827	2,835
Prepaid pension cost	1,443	1,272
Intangible and other assets	1,332	1,385
Total other long-term assets	5,602	5,492
	$ 21,539	$ 20,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2006	May 31,
	(Unaudited)	2005
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$ 241	$ 369
Accrued salaries and employee benefits	1,121	1,275
Accounts payable	1,847	1,739
Accrued expenses	1,302	1,351
Total current liabilities	4,511	4,734
LONG-TERM DEBT, LESS CURRENT PORTION	2,209	2,427
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,272	1,206
Pension, postretirement healthcare and other benefit obligations	863	828
Self-insurance accruals	675	621
Deferred lease obligations	638	532
Deferred gains, principally related to aircraft transactions	380	400
Other liabilities	67	68
Total other long-term liabilities	3,895	3,655
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized, 305 million shares issued as of February 28, 2006 and 302 million shares issued as of May 31, 2005	31	30
Additional paid-in capital	1,406	1,241
Retained earnings	9,528	8,363
Accumulated other comprehensive loss	(5)	(17)
Deferred compensation and treasury stock, at cost	(36)	(29)
Total common stockholders’ investment	10,924	9,588
	$ 21,539	$ 20,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
REVENUES	$8,003	$7,339	$23,800	$21,648
OPERATING EXPENSES:
Salaries and employee benefits	3,162	3,026	9,305	8,876
Purchased transportation	814	748	2,397	2,176
Rentals and landing fees	577	585	1,826	1,713
Depreciation and amortization	391	368	1,147	1,091
Fuel	774	570	2,393	1,645
Maintenance and repairs	427	413	1,340	1,263
Other	1,145	1,077	3,305	3,153
	7,290	6,787	21,713	19,917
OPERATING INCOME	713	552	2,087	1,731
OTHER INCOME (EXPENSE):
Interest, net	(28)	(34)	(82)	(111)
Other, net	(2)	(4)	(13)	(18)
	(30)	(38)	(95)	(129)
INCOME BEFORE INCOME TAXES	683	514	1,992	1,602
PROVISION FOR INCOME TAXES	255	197	754	601
NET INCOME	$428	$317	$1,238	$1,001
EARNINGS PER COMMON SHARE:
Basic	$1.41	$1.05	$4.08	$3.33
Diluted	$1.38	$1.03	$4.01	$3.26
DIVIDENDS DECLARED PER COMMON
SHARE	$0.08	$0.07	$0.24	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Emded
	February 28,	February 28,
	2006	2005
Operating Activities:
Net income	$1,238	$1,001
Adjustments to reconcile net income to cash provided by operating activities:
Lease accounting charge	79	—
Depreciation and amortization	1,145	1,091
Provision for uncollectible accounts	91	76
Deferred income taxes and other noncash items	73	(47)
Changes in operating assets and liabilities, net of the effect of businesses acquired:
Receivables	(191)	(160)
Spare parts and supplies	(34)	(41)
Accounts payable and other operating liabilities	28	250
Other, net	(210)	(210)
Net cash provided by operating activities	2,219	1,960
Investing Activities:
Capital expenditures	(1,856)	(1,661)
Business acquisition	—	(122)
Proceeds from asset dispositions	44	10
Net cash used in investing activities	(1,812)	(1,773)
Financing Activities:
Principal payments on debt	(355)	(173)
Proceeds from stock issuances	105	88
Dividends paid	(73)	(63)
Other, net	(2)	(1)
Net cash used in financing activities	(325)	(149)
Net increase in cash and cash equivalents	82	38
Cash and cash equivalents at beginning of period	1,039	1,046
Cash and cash equivalents at end of period	$1,121	$1,084

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2006 and the results of our operations for the three- and nine-month periods ended February 28, 2006 and 2005 and our cash flows for the nine-month periods ended February 28, 2006 and 2005. Operating results for the three- and nine-month periods ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

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

In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration and are often not limited. The fair market value of these indemnifications is not believed to be significant.

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

DIVIDENDS DECLARED PER COMMON SHARE.   On February 17, 2006, our Board of Directors declared a dividend of $0.08 per share of common stock. The dividend is payable on April 3, 2006 to stockholders of record as of the close of business on March 13, 2006. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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

BUSINESS ACQUISITIONS.   On January 24, 2006, FedEx Express entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007. The financial results of this transaction will be included in the FedEx Express segment from the date of acquisition.

During the second quarter of 2005, we acquired the assets and assumed certain liabilities of FedEx SmartPost, a division of a privately held company, for $122 million in cash. FedEx SmartPost, a leading small-parcel consolidator, expanded our portfolio of services by allowing us to offer a cost effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service. The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of its acquisition and are not material to reported or pro forma results of operations of any period.

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

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net income, as reported	$428	$317	$1,238	$1,001
Add: Stock compensation included in reported net income, net of tax	2	1	4	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock options, net of tax benefit	13	10	36	30
Pro forma net income	$417	$308	$1,206	$975
Earnings per common share:
Basic—as reported	$1.41	$1.05	$4.08	$3.33
Basic—pro forma	$1.37	$1.02	$3.97	$3.24
Diluted—as reported	$1.38	$1.03	$4.01	$3.26
Diluted—pro forma	$1.34	$1.00	$3.90	$3.18

Following is a table of the key weighted-average assumptions used in the valuation calculations for the options and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Expected lives	5 years	5 years	5 years	4 years
Expected volatility	23%	27%	25%	27%
Risk-free interest rate	4.40%	3.72%	3.78%	3.55%
Dividend yield	0.313%	0.271%	0.324%	0.322%

Expected Lives.   This is the period of time over which the options granted are expected to remain outstanding. Generally, options granted have a maximum term of ten years. We examine actual stock option exercises to determine the expected life of the options. An increase in the expected term will increase compensation expense.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

The following table summarizes activity associated with our stock option plans for the three- and nine-month periods ended February 28, 2006:

	Three Months Ended		Nine Months Ended
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	18,922,260	$58.46	17,359,382	$51.96
Granted	333,648	99.24	3,263,288	90.42
Exercised	(1,218,721)	42.80	(2,520,066)	41.95
Canceled	(125,123)	83.74	(190,540)	80.61
Outstanding at end of period	17,912,064	60.10	17,912,064	60.10

The weighted-average Black-Scholes value of the grants under the assumptions indicated above for the three- and nine-month periods ended February 28, 2006 was $28.48 and $25.65, respectively.

Total equity compensation shares outstanding or available for grant at February 28, 2006 represented 8.3% of total outstanding common and equity compensation shares and equity compensation shares available for grant.

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

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset retirement obligations for which the timing or settlement method is conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. We will adopt FIN 47 in the fourth quarter of 2006 and the adoption will not have a material impact on our financial position or results of operations for 2006.

(2)   Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 28, 2006	February 28, 2005
Net income	$428	$317
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and $1	11	(3)
Comprehensive income	$439	$314

	Nine Months Ended
	February 28, 2006	February 28, 2005
Net income	$1,238	$1,001
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $2 and deferred taxes of $9	12	40
Comprehensive income	$1,250	$1,041

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

Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At February 28, 2006, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(4)   Computation of Earnings Per Share

The following table provides the calculation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net income	$428	$317	$1,238	$1,001
Weighted-average shares of common stock outstanding	305	302	304	301
Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	18	17	18
Less shares repurchased from proceeds of assumed exercise of options	(13)	(12)	(12)	(12)
Weighted-average common and common equivalent shares outstanding	310	308	309	307
Basic earnings per share	$1.41	$1.05	$4.08	$3.33
Diluted earnings per share	$1.38	$1.03	$4.01	$3.26

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

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Pension Plans
Service cost	$119	$104	$356	$312
Interest cost	160	145	482	435
Expected return on plan assets	(203)	(177)	(609)	(530)
Recognized actuarial losses	27	15	82	46
Amortization of transition obligation	—	—	(1)	(1)
Amortization of prior service cost	3	3	9	9
	$106	$90	$319	$271
Postretirement Healthcare Plans
Service cost	$10	$9	$31	$27
Interest cost	8	8	24	24
	$18	$17	$55	$51

During the nine months of 2006 and 2005, we made voluntary, tax deductible contributions to our principal U.S. domestic pension plans of $456 million and $460 million, respectively.

FEDEX CORPORATION
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

FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We also allocate costs for administrative services provided between operating companies and certain other costs such as costs associated with services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the cost of providing these functions.

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

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended		Nine Months Ended
	February 28 2006	February 28 2005	February 28, 2006		February 28, 2005
Revenue
FedEx Express segment	$5,340	$4,915	$15,832		$14,365
FedEx Ground segment	1,363	1,200	3,889		3,447
FedEx Freight segment	848	747	2,672		2,374
FedEx Kinko’s segment	501	499	1,546		1,513
Other and eliminations	(49)	(22)	(139)		(51)
	$8,003	$7,339	$23,800		$21,648
Operating Income
FedEx Express segment	$446	$340	$1,207	(1)	$983 (2)
FedEx Ground segment	187	149	498		431
FedEx Freight segment	73	54	343		259
FedEx Kinko’s segment	7	11	39		59
Other and eliminations	—	(2)	—		(1)
	$713	$552	$2,087		$1,731

(1)       The first nine months of 2006 include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

(2)       The first nine months of 2005 include $48 million related to an Airline Stabilization Act charge.

(7)   Commitments

As of February 28, 2006, our purchase commitments for the remainder of 2006 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2006 (remainder)	$31	$58	$292	$381
2007	212	195	322	729
2008	431	99	112	642
2009	463	58	82	603
2010	667	67	62	796
Thereafter	625	71	270	966

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

FedEx Express is committed to purchase certain aircraft. Deposits and progress payments of $31 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of our aircraft purchase commitments as of February 28, 2006 with the year of expected delivery by type:

	A300	A310	A380	Total
2006 (remainder)	1	1	—	2
2007	5	2	—	7
2008	9	—	—	9
2009	2	—	2	4
2010	—	—	4	4
Thereafter	—	—	4	4
Total	17	3	10	30

A summary of future minimum lease payments under capital leases at February 28, 2006 is as follows (in millions):

2006 (remainder)	$7
2007	23
2008	99
2009	11
2010	96
Thereafter	141
377
Less amount representing interest	70
Present value of net minimum lease payments	$307

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at February 28, 2006 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total
2006 (remainder)	$164	$260	$424
2007	612	1,006	1,618
2008	585	862	1,447
2009	555	705	1,260
2010	544	553	1,097
Thereafter	4,460	3,280	7,740
	$6,920	$6,666	$13,586

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

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs in Foster represent a class of hourly FedEx Express employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling in December 2004 granting class certification on all issues. In February 2006, the parties reached a settlement that will be presented to the court for approval. FedEx Express continues to deny liability, but entered into the settlement to avoid the cost and uncertainty of further litigation. The amount of the proposed settlement was accrued at February 28, 2006 and is not material to FedEx.

With respect to the other wage-and-hour cases, we have denied any liability and intend to vigorously defend ourselves. Given the nature and preliminary status of these other wage-and-hour claims, we cannot yet determine the amount or a reasonable range of potential loss in these other matters, if any.

Race Discrimination.   On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination by FedEx Express in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for February 2007. We have

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

denied any liability and intend to vigorously defend ourselves in this case. Given the nature and preliminary status of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops.

Independent Contractor.   FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings involving various challenges to the company’s independent contractor model. These matters include Estrada v. FedEx Ground, a class action involving single work area contractors that is pending in California state court. Although the trial court has granted some of the plaintiffs’ claims for relief in Estrada ($18 million, inclusive of attorney’s fees, plus equitable relief), we expect to prevail on appeal. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. On August 10, 2005, the Judicial Panel on Multi-District Litigation granted our motion to transfer and consolidate the majority of the class-action lawsuits for administration of the pre-trial proceedings by a single federal court—the U.S. District Court for the Northern District of Indiana.

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

(9)          Supplemental Cash Flow Information

	Nine Months Ended
	February 28, 2006	February 28, 2005
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$116	$138
Income taxes	766	630

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
March 21, 2006

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations of FedEx, as well as our critical accounting policies and estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2005 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2006	2005	Change		2006(1)	2005(2)	Change
Revenues	$8,003	$7,339	9		$23,800	$21,648	10
Operating income	713	552	29		2,087	1,731	21
Operating margin	8.9%	7.5%	140	bp	8.8%	8.0%	80	bp
Net income	$428	$317	35		$1,238	$1,001	24
Diluted earnings per share	$1.38	$1.03	34		$4.01	$3.26	23

(1)                    The first nine months of 2006 include a $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases, predominately at FedEx Express, as described below.

(2)                    The first nine months of 2005 includes $48 million ($31 million, net of tax, or $0.10 per diluted share) related to an Airline Stabilization Act charge and an $11 million or $0.04 per diluted share benefit from an income tax adjustment described below.

The following table shows changes in revenues and operating income by reportable segment for the three- and nine-month periods ended February 28, 2006 compared to 2005 (in millions):

	Change in Revenues		Percent Change in Revenues		Change in Operating Income			Percent Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
FedEx Express segment	$425	$1,467	9	10	$106	$224	(1)(2)	31	23
FedEx Ground segment	163	442	14	13	38	67		26	16
FedEx Freight segment	101	298	14	13	19	84		35	32
FedEx Kinko’s segment	2	33	—	2	(4)	(20)		(36)	(34)
Other and Eliminations	(27)	(88)	NM	NM	2	1		NM	NM
	$664	$2,152	9	10	$161	$356		29	21

(1)                    FedEx Express operating expenses for the first nine months of 2006 include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases, as described below.

(2)                    FedEx Express operating expenses for the first nine months of 2005 include a $48 million charge related to the Airline Stabilization Act.

The following table shows selected operating statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2006	2005	Change	2006	2005	Change
Average daily package volume (ADV):
FedEx Express	3,379	3,419	(1)	3,296	3,243	2
FedEx Ground	2,944	2,660	11	2,788	2,609	7
Total ADV	6,323	6,079	4	6,084	5,852	4
Average daily LTL shipments:
FedEx Freight	64	60	7	66	63	5
Revenue per package (yield):
FedEx Express	$21.59	$19.86	9	$21.46	$19.97	7
FedEx Ground	7.10	6.79	5	6.97	6.60	6
LTL yield (revenue per hundredweight):
FedEx Freight	$16.74	$15.58	7	$16.70	$15.36	9

Revenue growth for the third quarter and nine months of 2006 was attributable to yield improvement across all of our transportation segments, package volume growth in our international priority services at FedEx Express and volume growth at FedEx Ground. Yield improvements were principally due to higher fuel surcharges and base rate increases.

Operating income increased during the third quarter and nine months of 2006 primarily due to revenue growth and improved margins in our transportation segments. Yield and cost management activities, combined with productivity gains across all transportation segments, contributed to our margin growth in the third quarter and nine months of 2006. Operating margin improvement was partially offset by higher costs at FedEx Express to support international volume growth and reduced profit at FedEx Kinko’s.

While fuel costs increased substantially during the third quarter and nine months of 2006, fuel surcharges were sufficient to mitigate the effect of higher fuel costs on our operating results. In response to the significant fluctuations in jet and diesel fuel prices during the second and third quarters of 2006, we temporarily capped certain of our fuel surcharges in December to ensure our services remain competitively priced in the marketplace. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharge revenue represents one of many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2006 in the following discussions of each of our transportation segments.

Our results for the nine months of 2006 included a one time, non-cash charge of $79 million ($49 million after tax or $0.16 per diluted share before variable compensation effects), which was recorded during the first quarter and represented the impact on prior years, to adjust the accounting for certain facility leases, predominantly at FedEx Express.

During the first half of 2006, Hurricanes Katrina, Wilma and Rita impacted each of our segment’s operations in the Gulf Coast region. We suffered damage to a limited number of facilities and some of our equipment as a result of these storms. Furthermore, these storms negatively impacted our results of operations, which was reflected in reduced shipment volumes and incremental operating costs. We maintain business interruption and other insurance coverage that may provide for recovery of certain of these losses. The amount or timing of any business interruption insurance proceeds cannot be estimated at this time. Any such recoveries will be recognized only when realized.

Results for the third quarter of 2006 include a benefit from the settlement of a trade secrets lawsuit against Accu-Sort Systems Inc. This benefit was more than offset, however, by accruals relating to other pending litigation matters. The net effect of these items, either individually or in the aggregate, was not material.

Net interest expense decreased during the third quarter and nine months of 2006. The decrease in net interest expense was primarily due to a reduction in the level of outstanding debt and capital leases as a result of scheduled payments and additional capitalized interest due to modification of aircraft at FedEx Express.

Our effective tax rate was 37.3% for the third quarter and 37.9% for the nine months of 2006. We expect the effective tax rate to approximate 38% for the fourth quarter of 2006; however, the actual rate will depend on a number of factors, including the amount and source of operating income. Our effective tax rates for the third quarter and nine months of 2005 were 38.3% and 37.5%, respectively. The lower effective tax rate for the nine months of 2005 was primarily related to the passage of the American Jobs Creation Act of 2004, which resulted in an $11 million tax benefit in the second quarter of 2005. This benefit was principally due to the reduction of a valuation allowance previously established against foreign tax credits arising from certain of our international operations.

Outlook

We expect continued revenue and earnings growth across all transportation segments in the fourth quarter of 2006. We anticipate continued growth of international and U.S. domestic overnight package volumes and yields and declines in U.S. deferred volumes at FedEx Express. We also anticipate year-over-year increases in volumes and yields at FedEx Ground and FedEx Freight, as FedEx Ground continues its multi-year capacity expansion plan and FedEx Freight continues to grow its regional and interregional services. Increased package acceptance revenues and declines in copy product line revenues at FedEx Kinko’s are expected to continue in the fourth quarter of 2006, as are costs to enhance service levels and implement new technologies.

While our fuel surcharges have been sufficient to offset increased fuel prices, we cannot predict the impact on the overall economy if fuel costs increase sharply from current levels. Volatility in fuel costs may also impact quarterly earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to the FedEx Express fuel surcharge can significantly affect earnings in the short term.

Our westbound around-the-world flight began in March 2005. We will continue to see higher costs as compared to the prior year associated with our eastbound around-the-world flight in the fourth quarter of 2006 and we will begin using three new flight frequencies to China. The mix of services on both the eastbound and westbound around-the-world flights is expected to improve over time as we sell higher yielding traffic into this capacity and replace freight shipments with more profitable FedEx International Priority (“IP”) shipments.

All of our transportation businesses operate in a competitive pricing environment, exacerbated by continuing high fuel prices. However, we continue to manage our yields so that volume growth can be achieved at compensatory rates.

On January 24, 2006, FedEx Express entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007. The financial results of this transaction will be included in the FedEx Express segment from the date of acquisition.

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

See “Forward-Looking Statements” for a discussion of potential risks and uncertainties that could materially affect our future performance.

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

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the assumptions and the fair value model used to value those future grants and the market value of our common stock. However, we anticipate that the impact of SFAS 123R will approximate the pro forma results under SFAS 123 presented in Note 1 to the accompanying unaudited condensed consolidated financial statements. The effect of recording compensation expense under SFAS 123 would have resulted in a reduction to earnings per diluted share of $0.04 and $0.03 for the three-month periods ended February 28, 2006 and 2005, respectively, and $0.11 and $0.08 for the nine-month periods ended February 28, 2006 and 2005, respectively.

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset retirement obligations for which the timing or settlement method is conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. We will adopt FIN 47 in the fourth quarter of 2006 and the adoption will not have a material impact on our financial position or results of operations for 2006.

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

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our reportable segments includes the allocations from FedEx Services to the respective segments. The “Intercompany charges” caption also includes allocations for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates segment financial performance based on operating income.

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

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended			Percent
	2006	2005	Change		2006		2005	Change
Revenues:
Package:
U.S. overnight box	$1,598	$1,493	7		$4,762		$4,413	8
U.S. overnight envelope	485	444	9		1,455		1,315	11
U.S. deferred	750	759	(1)		2,138		2,089	2
Total U.S. domestic package revenue	2,833	2,696	5		8,355		7,817	7
International Priority (IP)	1,691	1,514	12		5,082		4,491	13
Total package revenue	4,524	4,210	7		13,437		12,308	9
Freight:
U.S.	574	474	21		1,644		1,366	20
International	107	94	14		329		275	20
Total freight revenue	681	568	20		1,973		1,641	20
Other(1)	135	137	(1)		422		416	1
Total revenues	5,340	4,915	9		15,832		14,365	10
Operating expenses:
Salaries and employee benefits	2,019	1,961	3		5,949		5,723	4
Purchased transportation	238	216	10		715		613	17
Rentals and landing fees	408	411	(1)		1,300		1,193	9
Depreciation and amortization	203	199	2		599		598	—
Fuel	666	498	34		2,054		1,433	43
Maintenance and repairs	320	307	4		1,020		954	7
Airline Stabilization Act charge	—	—	—		—		48	NM
Intercompany charges	386	382	1		1,127		1,118	1
Other	654	601	9		1,861		1,702	9
Total operating expenses	4,894	4,575	7		14,625	(2)	13,382	9
Operating income	$446	$340	31		$1,207		$983	23
Operating margin	8.4%	6.9%	150	bp	7.6%		6.8%	80	bp

(1)                    Other revenues includes FedEx Trade Networks.

(2)                    Operating expenses for the first nine months of 2006 include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2006	2005	Change	2006	2005	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,225	1,217	1	1,205	1,182	2
U.S. overnight envelope	711	681	4	708	668	6
U.S. deferred	965	1,086	(11)	916	961	(5)
Total U.S. domestic ADV	2,901	2,984	(3)	2,829	2,811	1
IP	478	435	10	467	432	8
Total ADV	3,379	3,419	(1)	3,296	3,243	2
Revenue per package (yield):
U.S. overnight box	$21.03	$19.79	6	$20.80	$19.66	6
U.S. overnight envelope	11.01	10.51	5	10.81	10.35	4
U.S. deferred	12.54	11.26	11	12.29	11.44	7
U.S. domestic composite	15.75	14.57	8	15.55	14.63	6
IP	57.00	56.14	2	57.24	54.73	5
Composite package yield	21.59	19.86	9	21.46	19.97	7
Freight Statistics(1)
Average daily freight pounds:
U.S.	9,619	9,331	3	9,343	8,842	6
International	2,177	1,868	17	2,165	1,867	16
Total average daily freight pounds	11,796	11,199	5	11,508	10,709	7
Revenue per pound (yield):
U.S.	$0.96	$0.82	17	$0.93	$0.81	15
International	0.80	0.81	(1)	0.80	0.78	3
Composite freight yield	0.93	0.82	13	0.90	0.81	11

(1)                    Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased in the third quarter and nine months of 2006, principally due to increases in IP, U.S. domestic overnight and U.S. freight revenues. During the third quarter of 2006, IP revenues grew 12% on a 10% increase in volume and yield growth of 2%. During the nine months of 2006, IP revenues grew 13% on an 8% increase in volume and yield growth of 5%. During the third quarter and nine month periods of 2006, U.S. domestic package revenues grew 5% and 7% due primarily to yield increases of 8% and 6%.

Asia experienced strong average daily volume growth during both the third quarter and nine months of 2006, while outbound shipments from the United States, Europe and Latin America also increased compared to the prior year. IP and international freight capacity has increased significantly as a result of our two around-the-world flights. We may continue to realize increased international freight volume until higher yielding IP traffic can be sold into the added capacity. The U.S. domestic package volume decline in the third quarter resulted from a planned decrease in U.S. domestic deferred volumes, partially offset by growth in our U.S. domestic overnight services.

IP yield increased during the third quarter and nine months of 2006 primarily due to higher fuel surcharges, improved regional mix and an increase in international average weight per package, partially offset by currency exchange rate impacts. U.S. domestic composite yield increases were due to higher fuel surcharge revenue and improved yields on U.S. domestic deferred packages. We continue to manage our U.S. domestic deferred yield to improve the profitability of this service.  U.S. freight yield increases were due to an increase in average rate per pound and higher fuel surcharge revenue. In January 2006, we implemented an average list price increase of 5.5% on FedEx Express U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%.

Fuel surcharge revenue was higher in the third quarter and nine months of 2006 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
U.S. Domestic and Outbound Fuel Surcharge:
Low	11.00%	7.50%	10.50%	6.00%
High	20.00	13.00	20.00	13.00
Average	14.17	9.83	13.94	8.78
International Fuel Surcharges:
Low	10.50	7.50	10.00	5.00
High	20.00	13.00	20.00	13.00
Average	13.17	9.46	12.92	8.21

Beginning in November 2005 and continuing into December 2005, we temporarily capped our fuel surcharges in certain regions to ensure that our services remained competitively priced in the marketplace.

FedEx Express Segment Operating Income

During the third quarter and nine months of 2006, our operating income grew as a result of strong revenue growth and improved operating margin. Continued volume growth in higher margin U.S. domestic overnight and IP services contributed to solid yield improvements. Improved yields, combined with productivity gains, allowed FedEx Express to substantially improve operating margin in the third quarter of 2006. Revenue and margin growth for the third quarter and nine months of 2006 more than offset a one-time adjustment for leases in the first quarter and costs associated with our two around-the-world flights.

During the third quarter and nine months of 2006, fuel costs were higher due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly. However, fuel surcharge revenue mitigated higher jet fuel prices. Purchased transportation costs increased in the third quarter and nine months of 2006 driven by IP volume growth, which required a higher utilization of contract pickup and delivery services. The increase in the nine months of 2006 in rentals and landing fees is primarily due to the one-time adjustment for leases of $75 million.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues	$1,363	$1,200	14		$3,889	$3,447	13
Operating expenses:
Salaries and employee benefits	237	214	11		688	624	10
Purchased transportation	517	464	11		1,489	1,330	12
Rentals	35	31	13		102	89	15
Depreciation and amortization	58	47	23		161	130	24
Fuel	21	11	91		66	31	113
Maintenance and repairs	29	28	4		86	80	8
Intercompany charges	135	124	9		384	358	7
Other	144	132	9		415	374	11
Total operating expenses	1,176	1,051	12		3,391	3,016	12
Operating income	$187	$149	26		$498	$431	16
Operating margin	13.7%	12.4%	130	bp	12.8%	12.5%	30	bp
Average daily package volume(1)	2,944	2,660	11		2,788	2,609	7
Revenue per package (yield)(1)	$7.10	$6.79	5		$6.97	$6.60	6

(1)                    Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during the third quarter and nine months of 2006 principally due to volume and yield growth. Average daily volumes increased across all of our services, led by the continued growth of our home delivery service. Yield improvement during the third quarter and nine months of 2006 was primarily due to increased fuel surcharge revenue, higher extra service revenue (primarily on our residential, declared value and oversize services) and the impact of general rate increases. These increases were partially offset by higher customer discounts and a lower average weight per package.

In January 2006, we implemented standard list rate increases averaging 3.9% and changes to various surcharges. Prior to January 2005 no fuel surcharge was in effect for the third quarter and nine months of 2005.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2006	2005(1)	2006	2005(1)
Low	3.25%	2.00%	2.50%	2.00%
High	5.25	2.00	5.25	2.00
Average	4.08	2.00	3.47	2.00

(1)                    The fuel surcharge was reinstated January 3, 2005.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 26% during the third quarter and 16% in the nine months of 2006, as volume and yield growth more than offset higher operating expenses. Salaries and employee benefits, as well as other operating costs, increased in 2006 principally due to increases in staffing and facilities to support volume growth.

Segment operating margin improved for the third quarter of 2006 due to revenues from the reinstated fuel surcharge, rate increases and improved productivity and effective expense controls, partially offset by increased expenses related to investments in new technology and our capacity expansion program. There was one fewer operating day in this year’s third quarter. Segment operating margin improved slightly for the nine months of 2006 due to fuel surcharge revenues, general rate increases, improved productivity and the inclusion in 2005 of a $10 million charge at FedEx Supply Chain Services related to the termination of a vendor agreement, partially offset by higher year-over-year expenses related to investments in new technology and the opening of three new hubs in line with our long-term growth strategy.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses, operating income and margin (dollars in millions) and selected statistics for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues	$848	$747	14		$2,672	$2,374	13
Operating expenses:
Salaries and employee benefits	449	404	11		1,330	1,220	9
Purchased transportation	68	71	(4)		221	243	(9)
Rentals and landing fees	23	25	(8)		72	76	(5)
Depreciation and amortization	29	25	16		88	75	17
Fuel	87	61	43		273	180	52
Maintenance and repairs	30	33	(9)		88	95	(7)
Intercompany charges	9	6	50		27	19	42
Other	80	68	18		230	207	11
Total operating expenses	775	693	12		2,329	2,115	10
Operating income	$73	$54	35		$343	$259	32
Operating margin	8.6%	7.2%	140	bp	12.8%	10.9%	190	bp
Average daily LTL shipments (in thousands)	64	60	7		66	63	5
Weight per LTL shipment (lbs)	1,141	1,129	1		1,145	1,129	1
LTL yield (revenue per hundredweight)	$16.74	$15.58	7		$16.70	$15.36	9

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 14% during the third quarter and 13% in the nine months of 2006, due to year-over-year growth in LTL yield and average daily LTL shipments. LTL yield grew during the third quarter and nine months of 2006, reflecting incremental fuel surcharges and higher rates. Increased customer demand for our regional and interregional LTL services contributed to the increase in average daily LTL shipments. The LTL fuel surcharge, which applies to the majority of our revenue, is based on the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Using this index, the approximate LTL fuel surcharge ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Low	15.1%	10.2%	12.5%	7.6%
High	15.8	12.0	19.6	13.0
Average	15.4	10.8	15.6	10.2

From September 6 to October 31, 2005, we capped our LTL fuel surcharge at 16.7% to benefit customers impacted by the volatility in diesel fuel prices in the aftermath of several recent hurricanes.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 35% during the third quarter and 32% during the nine months of 2006 primarily due to LTL revenue growth and our ability to control costs in line with volume growth. Increased LTL yield and productivity gains contributed to improved margins in the third quarter and nine months of 2006 despite higher salaries and employee benefits, fuel and depreciation. Salaries and employee benefits increased in the third quarter and nine months of 2006 due to increased staffing to support volume growth and higher incentive compensation. Depreciation costs increased primarily due to the investment in our operating equipment, which in some cases replaced leased equipment. Maintenance and repairs costs decreased due to the presence of rebranding costs in 2005 as well as the recent increase in the purchase of new fleet vehicles. Purchased transportation costs decreased, due to increased utilization of company equipment in our interregional freight services.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses, operating income and margin (dollars in millions) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues	$501	$499	—		$1,546	$1,513	2
Operating expenses:
Salaries and employee benefits	185	185	—		561	553	1
Rentals	94	103	(9)		295	312	(5)
Depreciation and amortization	35	36	(3)		108	100	8
Maintenance and repairs	18	17	6		55	51	8
Intercompany charges	8	(1)	NM		18	5	NM
Other operating expenses:
Supplies, including paper and toner	67	70	(4)		204	205	—
Other	87	78	12		266	228	17
Total operating expenses	494	488	1		1,507	1,454	4
Operating income	$7	$11	(36)		$39	$59	(34)
Operating margin	1.4%	2.2%	(80	)bp	2.5%	3.9%	(140	)bp

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Kinko’s Segment Revenues

Revenues were flat for the third quarter and increased modestly for the nine months of 2006. During both periods, we experienced growth in package acceptance revenue and the year over year benefit of the conversion of certain FedEx World Service Centers to FedEx Kinko’s Ship Centers in April 2005. However, growth in these areas was offset by a decline in our copy product line revenues, due in part to a competitive pricing environment.

FedEx Kinko’s Segment Operating Income

Operating income decreased $4 million in the third quarter and $20 million in the nine months of 2006 as the increase in package acceptance revenues was more than offset by a decline in copy product line revenues. The increase in the nine months of 2006 in salaries and employee benefits is due to the addition of World Service Centers and higher group health insurance costs. Increased depreciation in the nine months of 2006 was driven by center rebranding and investments in new technology to replace legacy systems. The increase for the third quarter and nine months of 2006 in other operating expenses was primarily due to increased costs related to technology and product offering initiatives.

During the third quarter, FedEx veteran Kenneth A. May was named President and Chief Executive Officer of FedEx Kinko’s and Brian D. Philips, formerly Vice President of U.S. marketing for FedEx, was named Executive Vice President and Chief Operating Officer.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.121 billion at February 28, 2006, compared to $1.039 billion at May 31, 2005. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2006	2005
Operating activities:
Net income	$1,238	$ 1,001
Noncash charges and credits	1,388	1,120
Changes in operating assets and liabilities	(407)	(161)
Net cash provided by operating activities	2,219	1,960
Investing activities:
Business acquisition	—	(122)
Capital expenditures and other investing activities	(1,812)	(1,651)
Net cash used in investing activities	(1,812)	(1,773)
Financing activities:
Principal payments on debt	(355)	(173)
Dividends paid	(73)	(63)
Proceeds from stock issuances	105	88
Other	(2)	(1)
Net cash used in financing activities	(325)	(149)
Net increase in cash and cash equivalents	$82	$ 38

Cash Provided by Operating Activities.   Cash flows from operating activities increased by $259 million in the nine months of 2006 primarily due to increased earnings. We made voluntary, tax deductible contributions to our principal U.S. domestic pension plans of $456 million in 2006 and $460 million in 2005.

Cash Used for Investing Activities.   Capital expenditures during the nine months of 2006 were 12% higher than the prior year period largely due to planned aircraft expenditures at FedEx Express to support IP volume growth. See “Capital Resources” below for further discussion. In the nine months of 2005, our investing activities included our acquisition of FedEx SmartPost, a division of a privately held company, for $122 million in cash.

Debt Financing Activities.   The increase in principal payments on debt primarily relates to scheduled payments on our debt and capital leases.  A new $1.0 billion five-year revolving credit facility was executed in July 2005 and replaced our prior revolving credit facilities. The revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Any commercial paper borrowings reduce the amount available under the revolving credit facility. At February 28, 2006, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings. Borrowings under the revolving credit facility will bear interest at short-term interest rates (based on the London Interbank Offered Rate (LIBOR), the Prime Rate or the Federal Funds Rate) plus a margin dependent upon our senior unsecured long-term debt ratings.

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

Dividends.   Dividends paid in the nine months of 2006 and 2005 were $73 million and $63 million, respectively. On February 17, 2006, our Board of Directors declared a dividend of $0.08 per share of common stock. The dividend is payable on April 3, 2006 to stockholders of record as of the close of business on March 13, 2006.

Other Liquidity Information.   We believe that our existing cash and cash equivalents, cash flow from operations, our commercial paper program, revolving bank credit facilities and shelf registration statement will adequately meet our working capital and investing activities needs for the foreseeable future.

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

The following table compares capital expenditures by asset category and reportable segment for the three- and nine-month periods ended February 28 (in millions):

					Percent Change
					2006/2005
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2006	2005	2006	2005	Ended	Ended
Aircraft and related equipment	$252	$215	$737	$769	17	(4)
Facilities and sort equipment	134	124	363	345	8	5
Information and technology investments	79	59	264	226	34	17
Vehicles	26	44	368	214	(41)	72
Other equipment	39	44	124	107	(11)	16
Total capital expenditures	$530	$486	$1,856	$1,661	9	12
FedEx Express segment	$303	$255	$1,027	$898	19	14
FedEx Ground segment	115	111	369	335	4	10
FedEx Freight segment	49	36	224	180	36	24
FedEx Kinko’s segment	19	40	65	101	(53)	(36)
Other, principally FedEx Services	44	44	171	147	—	16
Total capital expenditures	$530	$486	$1,856	$1,661	9	12

Capital expenditures during the nine months of 2006 were higher than the prior year period primarily due to replacement vehicles at FedEx Express. Also, additional investments were made in the FedEx Ground and FedEx Freight networks to support growth in customer demand. We expect capital expenditures of approximately $2.6 billion for 2006, compared to $2.2 billion in 2005. We also continue to invest in infrastructure upgrades and productivity-enhancing technologies, the multi-year capacity expansion of the FedEx Ground network and growth and replacement vehicle needs at FedEx Freight. Capital expenditures during the nine months of 2005 at FedEx Kinko’s included significant costs associated with investments in leasehold improvements to support package acceptance services for FedEx Express and FedEx Ground and facility rebranding.

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

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at February 28, 2006. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
	2006(1)	2007	2008	2009	2010	Thereafter	Total
Amounts reflected in Balance Sheet:
Long-term debt	$11	$844	$—	$500	$—	$788	$2,143
Capital lease obligations(2)(3)	7	23	99	11	96	141	377
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(3)	381	729	642	603	796	966	4,117
Interest on long-term debt	29	110	83	83	65	1,665	2,035
Operating leases(3)	424	1,618	1,447	1,260	1,097	7,740	13,586
Total	$852	$3,324	$2,271	$2,457	$2,054	$11,300	$22,258

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

Other Cash Obligations Not Reflected in Balance Sheet

The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, printing and other equipment and multi-year advertising and promotions contracts. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations, which is reflected in the table above. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into a non-cancelable commitment. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, which are primarily fixed rate.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2006. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. In addition, we have guarantees under certain operating leases, amounting to $34 million as of February 28, 2006, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Although some of these leased assets may have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.

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

We have a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody’s characterizes our ratings outlook as “stable,” while Standard and Poor’s characterizes our ratings outlook as “positive.”  If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our credit ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market.  If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

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

•  widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2006, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains of comparable magnitude in other areas of the world. Our principal exposure to foreign currency exchange rate risks is in the Japanese yen, Taiwan dollar, Canadian dollar and euro. Foreign currency fluctuations during the three- and nine-month periods ended February 28, 2006 did not have a material effect on our results of operations.

We have market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. However, our fuel surcharges have a lag that exists before they are adjusted for changes in fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel continue to fluctuate by significant amounts or change by amounts that do not result in a change in our fuel surcharges or cause us to put a temporary cap on our fuel surcharges.

Item 4.    Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                               OTHER INFORMATION

Item 6.                          Exhibits

Exhibit Number	Description of Exhibit
10.1	Twenty-Sixth Supplemental Lease Agreement dated as of September 1, 2005 between the Memphis-Shelby County Airport Authority and Federal Express Corporation.
10.2	Amendment to FedEx Corporation Incentive Stock Plan and 1997, 1999 and 2002 Stock Incentive Plans.
10.3

FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the UK Sub-Plan was filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

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

FEDEX CORPORATION
Date: March 24, 2006	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Twenty-Sixth Supplemental Lease Agreement dated as of September 1, 2005 between the Memphis-Shelby County Airport Authority and Federal Express Corporation.
10.2	Amendment to FedEx Corporation Incentive Stock Plan and 1997, 1999 and 2002 Stock Incentive Plans.
10.3

FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the UK Sub-Plan was filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

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