Form 10-K
period 2006-05-31
FEDEX CORP
filed 2006-07-14
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006.

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 1-15829

FEDEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1721435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code:  (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non- accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2005, was approximately $27.6 billion. The Registrant has no non-voting stock.

As of July 10, 2006, 306,410,446  shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2006 annual meeting of stockholders to be held on September 25, 2006 are incorporated by reference in response to Part III of this Report.

PART I

Item 1.                          Business

Overview

FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies operating independently, competing collectively and managed collaboratively, under the respected FedEx brand. These companies are included in four reportable business segments:

•       FedEx Express:   Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global cargo distribution.

•       FedEx Ground:   FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading provider of small-package ground delivery service. FedEx Ground provides low-cost residential delivery to nearly 100% of U.S. residences through FedEx Home Delivery. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service for final delivery to residences.

•       FedEx Freight:   FedEx Freight Corporation (“FedEx Freight”) is a leading U.S. provider of regional next-day and second-day and interregional less-than-truckload (“LTL”) freight services. The FedEx Freight segment also includes FedEx Custom Critical, Inc., North America’s largest time-specific, critical shipment carrier, and Caribbean Transportation Services, Inc., the leading provider of airfreight forwarding services between the United States and Puerto Rico.

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

Strategy

FedEx was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express and each of our other operating companies. Through our holding company and FedEx Corporate Services, Inc. (“FedEx Services”), we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We intend to continue to leverage and extend the FedEx brand and to provide our customers with convenient, seamless access to our entire portfolio of integrated business solutions.

We are pursuing a number of initiatives to continue to enhance the FedEx customer experience. For instance, in May 2006, we launched FedEx Expedited Freight Services, a new, one-call solution that enables customers to quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the best service meeting their needs. Through one point of contact, customers can select from a broad range of freight services, based on their pickup and delivery requirements, time sensitivity and the characteristics of the products being shipped. This new freight shipping solution further demonstrates our commitment to enhancing the customer experience through state-of-the-art technology.

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

We manage our business as a portfolio—in the best interest of FedEx as a whole, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements on achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our earnings performance and cash flow. As an example of our commitment to managing collaboratively, certain of our management incentive compensation programs are tied in part to the performance of FedEx as a whole.

While we have increased our emphasis on competing collectively and managing collaboratively, we continue to believe that operating independent networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each business unit. Each FedEx company focuses exclusively on the market sectors in which it has the most expertise. Each company’s operations, cost structure, policies and culture are designed to serve the unique customer needs of a particular market segment.

Our “operate independently, compete collectively, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate. For example:

•       To accommodate international growth at FedEx Express, we have added flights, purchased aircraft, increased capacity and improved services to and from Europe and Asia based on the growth prospects of these regions.

•       We are expanding network capacity at our growing FedEx Ground and FedEx Freight companies. For instance, we expect to increase FedEx Ground’s daily package pick-up capacity to approximately five million by 2011.

•       We are expanding the FedEx Kinko’s retail network, which will further increase customer access to FedEx shipping services and offer growth opportunities in commercial document solutions and other business services.

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

•       Growth of the Internet and E-Commerce:   E-commerce acts as a catalyst for the other three trends and is a vital growth engine for businesses today. It makes low-cost information available to anyone with Internet access, regardless of time or space. It enables small and mid-sized companies to source and sell globally, just like large corporations. Through our global transportation and technology networks, we contribute to and benefit from the growth of the Internet and e-commerce.

These trends have produced an unprecedented expansion of customer access—to goods, services and information. We continue to position our companies to facilitate and capitalize on this access and move toward even stronger long-term growth, productivity and profitability by:

•       Optimizing and expanding our worldwide FedEx Express network, particularly in key markets such as China and India.

•       Increasing the capacity, speed and reliability of our FedEx Ground and FedEx Freight networks and expanding the FedEx Kinko’s retail network.

•       Emphasizing the “compete collectively” part of our core strategy through service improvements and focusing our employees and contractors on delivering the best customer experience in the industry, resulting in better alignment across the entire FedEx network.

In 2006, we also agreed to make two strategic acquisitions, each of which is expected to provide important contributions to our long-term growth, productivity and profitability.

•       On January 24, 2006, FedEx Express signed an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s fifty percent share of the FedEx-DTW International Priority express joint venture and DTW Group’s domestic express network in China for approximately $400 million in cash. The acquisition will convert our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to close in the first half of 2007 and is subject to customary conditions, including government approvals and licensing.

•       On May 26, 2006, FedEx signed an agreement to acquire the U.S. and Canadian LTL freight operations of Watkins Motor Lines and certain affiliates for approximately $780 million in cash. Watkins Motor Lines, a privately held company headquartered in Lakeland, Florida, is a leading provider of long-haul LTL freight services. Watkins’ U.S. long-haul LTL freight business will be rebranded FedEx National LTL and will operate as a separate network within the FedEx Freight segment. Watkins’ Canadian business, known as Watkins Canada Express, will be rebranded FedEx Freight Canada and will extend FedEx Freight’s reach and create opportunities for growth in the Canadian market. The addition of Watkins’ three-day or more long-haul service to FedEx Freight’s industry-leading next-day and second-day regional LTL freight service will extend our leadership position in the heavyweight freight market. The acquisition is expected to close in the first half of 2007 and is subject to customary conditions.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2006:

•       FedEx ranked second in FORTUNE magazine’s “America’s Most Admired Companies” list and fourth in its “World’s Most Admired Companies” list—the fifth consecutive year we have been ranked in the top ten on both lists.

•       For the third consecutive year, FedEx ranked in the top ten in “corporate reputation” in The Wall Street Journal’s Harris Interactive/Reputation Institute RQ Survey.

•       FedEx continued to rank highest in customer satisfaction in the University of Michigan Business School National Quality Research Center’s American Customer Satisfaction Index in the express delivery category.

•       FedEx ranked in the top 100 of InformationWeek magazine’s “InformationWeek 500” list of the most innovative users of information technology, and FedEx Chief Information Officer Rob Carter was named IT “Chief of the Year” by the same magazine.

FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in social and environmental responsibility and corporate governance. Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2006, we were listed among FORTUNE’s “100 Best Companies to Work for in America,” a list that we have made every year it has been published, and we have the largest employee base on that list. In June 2006, we were listed among Computerworld magazine’s “100 Best Places to Work in IT.”  It is our people—our greatest asset—that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 260,000 employees and contractors who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare.

Community

We are committed to causes that help improve the communities where we live and work, all around the world. As an example, we routinely donate our transportation equipment and services to deliver aid to disaster sites and to support charitable causes. For example, following Hurricanes Katrina and Rita last year, we worked directly with several relief organizations to facilitate the distribution of needed supplies. We donated transportation for more than 1,000 tons of relief supplies to the Gulf Coast region. We also provided IT and logistics support to emergency management personnel across the region.

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

•       ORBIS International:   FedEx helps ORBIS International provide eye care and treatment to people in developing countries. FedEx provides free aircraft maintenance and our pilots volunteer their time for ORBIS’s “Flying Eye Hospital”—a converted DC-10 aircraft equipped with surgical and training facilities.

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

•       Heart to Heart International:   FedEx helps Heart to Heart International deliver food, medicine and emergency supplies to areas in need throughout the world.

Environment

We are committed to protecting the environment. FedEx evaluates the environmental impacts of FedEx packaging products and minimizes waste generation through efforts that include recycling and pollution prevention. FedEx Kinko’s history also includes a longstanding dedication to protecting the environment, such as through the use of copy paper with a high recycled content, and its global commitment sets standards for incorporating sustainable business practices that generate economic, social and environmental value today and for future generations.

FedEx is actively involved in efforts to promote cleaner air by reducing emissions through efficient route planning and the use of clean, alternative and renewable energy sources. For example, the FedEx Express OptiFleet E700 hybrid electric vehicle decreases particulate emissions by over 90 percent and greenhouse gas emissions by over 25 percent and increases fuel economy by over 40 percent. In August 2005, FedEx Express opened California’s then largest corporate solar electric system atop its regional hub in Oakland. To date, this solar electric system has provided over 900,000 kilowatt hours of renewable energy generated by sunlight. FedEx Express is also modernizing its aircraft fleet, retiring and replacing its older Boeing 727s with more fuel-efficient and quieter aircraft, which will have the effect of reducing greenhouse gas emissions and airport noise.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. Reflecting this commitment, we have embraced the spirit of corporate governance reform rather than merely meeting the minimum compliance standards set forth in the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange’s corporate governance listing standards. We have implemented many governance enhancements that go well beyond those legal requirements. For example, in April 2006, our Board of Directors announced its decision to submit to stockholders a proposal to amend FedEx’s certificate of incorporation and bylaws to eliminate all supermajority voting requirements. FedEx stockholders will vote on the Board’s simple majority vote proposal at the September 25, 2006 annual meeting.

In addition, we have made compliance with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 one of our highest priorities, and we have leveraged this expensive and time-consuming effort to further improve our already rigorous disclosure controls and procedures and effective internal control over financial reporting. Our goal has been not only to comply with the law, but also to build upon a process that will further enhance a strong controls mindset across FedEx today and in the future.

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

Business Segments

The following describes in more detail the operations of each of our business segments, as well as FedEx Services:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories. FedEx Express offers time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with its leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs more than 138,000 employees and operates approximately 53,500 drop-off locations, 671 aircraft and 41,000 vehicles and trailers in its integrated global network.

Services

FedEx Express offers a wide range of shipping services for delivery of packages and freight. Overnight package services are backed by money-back guarantees and extend to virtually the entire United States population. FedEx Express offers three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers express freight services to handle the needs of the time-definite global freight market.

International express delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx Express also offers a comprehensive international freight service, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services —Technology.”

International Expansion

FedEx Express is focused on further expanding its international presence, especially in key markets such as China and India. China and India are the two fastest growing major economies in the world, consistently recording gross domestic product growth rates of over 7% a year. China is already the third largest trading country in the world, behind the United States and Germany, with total foreign trade exceeding $1.4 trillion in calendar 2005.

We began serving China in 1984 and, since that time, have expanded our service to cover more than 200 cities across the country with plans to add 100 additional cities over the next few years. We have recently taken several important actions that increase our presence in China and India and bolster our leadership in the global, air cargo industry:

•       In March 2005, we launched the express air cargo industry’s first direct flight from mainland China to Europe (a daily direct flight from Shanghai to Frankfurt, Germany) as part of a new westbound around-the-world route that originates and terminates in Memphis and provides connections via the FedEx AsiaOne network to and from more than 130 cities in northern and eastern China. Additionally, the flight links key manufacturing regions in Germany into the FedEx network, while other parts of Europe connect with the FedEx EuroOne network via our Paris hub.

•       In September 2005, we launched the first overnight express link between India and China as part of our new eastbound around-the-world route, which connects Europe, India, China and Japan with the FedEx Express U.S. hub in Memphis.

•       In November 2005, we expanded our service in India. We increased our flight frequencies in and out of India and improved connectivity between key export centers and regional hubs, resulting in improved service, especially for customers in Delhi and north India.

•       In January 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China, which is expected to employ approximately 1,200 workers. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. We believe the new hub will better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.

•       In January 2006, we signed an agreement to acquire DTW Group’s fifty percent share of the FedEx-DTW International Priority express joint venture and DTW Group’s domestic express network in China. See “Strategy.”

•       In March 2006, we began using three new flight frequencies into China. We now have a total of 26 weekly flights to China, the most of any U.S.-based cargo carrier.

In support of our international expansion, we have agreed to purchase ten Airbus A380 aircraft, with deliveries beginning in 2009. FedEx Express also holds options for ten additional A380 aircraft. FedEx Express is scheduled to be the first company to take delivery of the Airbus A380 freighter and the first to deploy the plane into service. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of the FedEx Express global network later this decade. To facilitate the use of our growing international network, we offer strong international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreements

Under two agreements with the U.S. Postal Service that run through August 2008, FedEx Express provides air capacity for transportation of Priority, Express and First-Class Mail and has approximately 5,000 drop boxes at U.S. Post Offices in approximately 340 metropolitan areas. FedEx Express also provides transportation and delivery for the U.S. Postal Service’s international delivery service called Global Express Guaranteed (GXG).

Pricing

FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2006, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Kinko’s or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

FedEx Express has an indexed fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2006 was based on the spot price for jet fuel published for April 2006. Changes to the FedEx Express fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub is located in Indianapolis. In May 2006, we extended the term of our lease at the Indianapolis International Airport by twelve years and announced plans to significantly expand the Indianapolis hub facility. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. FedEx Express is building a new regional hub in Greensboro, North Carolina, which is scheduled to begin operations in 2009.

Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. A new facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets. In January 2006, we broke ground on a new Asia-

Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009.

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K under the caption “FedEx Express Segment.”  In some international areas, independent agents (Global Service Participants) have been selected to complete deliveries and to pick up packages.

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

Fuel Supplies and Costs

During 2006, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of total revenues for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of Total Revenues
2006	$2,497	7.7%
2005	1,780	6.1
2004	1,160	4.7
2003	1,058	4.7
2002	852	4.1

Approximately 9% of FedEx Express’s requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express’s requirement is satisfied by retail purchases with various discounts.

We believe that, barring a substantial disruption in supplies, our fuel purchase contracts will ensure the availability of an adequate supply of fuel for FedEx Express’s needs for the immediate future. A substantial reduction of crude oil supplies or refining capacity, or other events causing a substantial reduction in the supply of jet or vehicle fuel, however, could have a significant adverse effect on FedEx Express.

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

FedEx Express’s principal competitors in the international market are DHL, UPS, foreign postal authorities such as Deutsche Post and TNT N.V., freight forwarders, passenger airlines and all-cargo airlines. Many of FedEx Express’s competitors in the international market are government-owned,

-controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2006, FedEx Express employed approximately 87,400 permanent full-time and 51,000 permanent part-time employees, of which approximately 18% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 18% of all employees. FedEx Express believes its relationship with its employees is excellent.

The pilots of FedEx Express are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with ALPA began in March 2004. These negotiations are ongoing and are being mediated through the National Mediation Board.

Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

FedEx Trade Networks

FedEx Trade Networks is a leading provider of international trade services, specializing in customs brokerage and global cargo distribution. Its value-added products and services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for over 100 customs areas worldwide. FedEx Trade Networks has approximately 3,500 employees and over 100 offices in approximately 80 locations throughout North America. Offices are also maintained in major Asian and European markets through dedicated agents.

FedEx Ground Segment

FedEx Ground

Overview

By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back-guaranteed ground package delivery services. FedEx Ground serves customers in the North American small-package market, focusing primarily on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the United States population and overnight service up to 400 miles to nearly 100% of the United States population. Through a subsidiary, service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Puerto Rico, Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers.

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. In addition, to meet growing customer demand for its services, FedEx Ground is in the midst of a major network capacity expansion program, which is expected to increase its daily package pick-up capacity to approximately five million by 2011. The multi-phase plan includes the addition of nine new hubs, the expansion of existing hubs and the expansion or relocation of other existing facilities. Each of the new hubs will feature the latest automated sorting technology. Three of the nine new hubs already have been opened in the metro areas of Dallas, Cincinnati and Hagerstown, Maryland, and two others are under construction in the metro areas of Memphis and Atlanta.

In addition to the continuing success of FedEx Ground’s business-to-business service, the increasing popularity of FedEx Home Delivery, which reaches nearly 100% of U.S. residences, has driven growth in the company’s package volumes and financial results. FedEx Home Delivery is dedicated exclusively to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and also offers a money-back guarantee.

In 2005, FedEx acquired FedEx SmartPost, a leading national small-parcel consolidator. FedEx SmartPost specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the U.S. Postal Service for final delivery to residences. FedEx SmartPost’s customers include e-tailers and catalog companies. Through its network of 16 distribution hubs and approximately 1,160 employees, FedEx SmartPost provides delivery Monday through Saturday to all residential addresses in the U.S., including P.O. Boxes and military destinations.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, during 2006, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Kinko’s or FedEx Authorized ShipCenter.

FedEx Ground has an indexed fuel surcharge, which applies to all shipments. The surcharge percentage is subject to monthly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2006 was based on the average diesel fuel price published for April 2006. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of approximately 500 facilities, including 29 hubs (as of May 31, 2006), in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 19,300 owner-operated vehicles and 21,300 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

Advanced automated sorting technology is used to streamline the handling of approximately 2.9 million daily packages, with each hub processing an average of 18,300 packages per hour. Using overhead laser and six-sided charge-coupled device (CCD) scan technologies, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx Web site,

fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Technology.”

FedEx Kinko’s offers retail access to FedEx Ground shipping services at all its U.S. locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.

As of May 31, 2006, FedEx Ground had approximately 41,100 employees and 13,500 independent contractors. Although FedEx Ground believes its relationship with its employees and independent contractors is excellent, the company is involved in numerous purported class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 19 of the accompanying consolidated financial statements.

Daniel J. Sullivan is the President and Chief Executive Officer of FedEx Ground. Mr. Sullivan will retire effective January 5, 2007, and will be succeeded by David F. Rebholz, who currently is FedEx Express’s Executive Vice President, Operations & Systems Support. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS, DHL and the U.S. Postal Service.

FedEx Freight Segment

FedEx Freight

FedEx Freight provides regional next-day and second-day and interregional LTL freight services and is known for its exceptional service, reliability and on-time performance. Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides regional LTL freight service to virtually all U.S. ZIP Codes, including Alaska and Hawaii. FedEx Freight also offers a premium service between all regions in the U.S., providing seamless coverage and industry-leading transit times. FedEx Freight’s regional and interregional LTL freight service is supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight serves Canada, Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation. FedEx Freight has an indexed fuel surcharge that applies to the majority of its revenue. The indexed surcharge percentage is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.

We are focused on expanding the FedEx Freight regional LTL freight network — opening new service centers and increasing capacity at a number of key locations — to better meet customer demand. For example, in 2006, FedEx Freight opened four new service centers and expanded 12 others. In 2007, FedEx Freight expects to add a long-haul LTL freight network and Canadian operations by completing our pending acquisition of the U.S. and Canadian LTL freight operations of Watkins Motor Lines and certain affiliates. See “Strategy.”

FedEx Freight provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times, after-hours pickup or delivery, or same-day delivery. FedEx Freight specializes in fast-cycle distribution. Currently, more than 85% of FedEx Freight shipments are delivered next- or second-business-day. FedEx Freight’s fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information. During 2006, FedEx Freight launched FedEx Freight Advance Notice, a free service feature that provides customers with greater visibility and control of their LTL freight shipments. This new feature uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet or fax when a shipment may be delayed beyond its estimated delivery date.

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

As of May 31, 2006, FedEx Freight had approximately 28,500 employees operating approximately 42,500 vehicles and trailers from a network of approximately 325 service centers. Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary multiregional LTL freight competitors are Con-Way Freight, a subsidiary of Con-way Inc. (formerly CNF Inc.), YRC Regional Transportation (which comprises the USF regional companies), a division of YRC Worldwide Inc. (formerly Yellow Roadway Corporation), and UPS Freight (formerly Overnite Corporation).

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its divisions are Surface Expedite, for exclusive-use and network-based transport of critical shipments; White Glove Services, for shipments that require special care-in-handling, such as temperature-sensitive materials; and Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times. Service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the Shipping Toolkit, located at customcritical.fedex.com, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,400 trucks, operated by owner-operators and their drivers, which are dispatched out of approximately 150 geographically-based staging areas. FedEx Custom Critical also provides door-to-door vehicle transport through its Passport Auto Transport and AutoTrans subsidiaries.

FedEx Kinko’s Segment

FedEx Kinko’s is a global leader in the document services market, offering a wide array of innovative business solutions, including retail access to the full range of FedEx day-definite ground shipping and time-definite global express shipping services. We acquired FedEx Kinko’s in February 2004. We have rebranded Kinko’s locations as FedEx Kinko’s Office and Print Centers, converted FedEx World Service Centers into full-service FedEx Kinko’s Ship Centers, and expanded FedEx Kinko’s service offerings.

We are focused on expanding the FedEx Kinko’s retail network, which will substantially increase customer access to FedEx Express and FedEx Ground services and provide growth opportunities in commercial document solutions and other business services. During 2006, FedEx Kinko’s opened 36 new locations, including eight internationally. In 2007, FedEx Kinko’s plans to open approximately 200 new locations.

As of May 31, 2006, FedEx Kinko’s operations included approximately 1,300 FedEx Kinko’s Office & Print Centers and Ship Centers in the United States and approximately 150 additional locations in ten other countries, as well as 40 commercial production centers. These locations create an unmatched global network of state-of-the-art printing and copying technology, which FedEx Kinko’s leverages to provide highly differentiated, innovative solutions to its customers. In January 2006, FedEx Kinko’s opened its new World Production Center, a 28,500 square foot facility featuring state-of-the-art, commercial-grade printing equipment. The World Production Center, which is located near the FedEx Express hub in Memphis, allows FedEx Kinko’s to easily handle complex, large-scale orders from commercial customers and quickly distribute the resulting documents anywhere in the world.

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

FedEx Kinko’s offers a full range of black-and-white, color and custom printing, copying and binding services and an increasingly broad array of other business services, including, among others, facilities management and outsourcing, high-speed Internet access and computer rental, Wi-Fi (wireless fidelity) services, videoconferencing, and signs and graphics production services. FedEx Kinko’s has capitalized on the trend toward e-business, offering many Web-based services, including File, Print FedEx Kinko’s, a free software tool that works over the Web to connect Microsoft Windows desktop users to copying and printing services at FedEx Kinko’s Office and Print Centers; and DocStore, an online ordering solution for digital print-on-demand. FedEx Kinko’s also offers retail products, such as specialty papers, greeting cards, printer cartridges, stationery and office supplies.

FedEx Kinko’s offers the full range of FedEx Express and FedEx Ground services at virtually all U.S. locations and is adding FedEx shipping services at its international locations. In addition, FedEx Kinko’s offers packing services at virtually all U.S. Office and Print Centers, and packing supplies and boxes are included in FedEx Kinko’s retail product assortment. By allowing customers to have unpackaged items professionally packed by specially trained FedEx Kinko’s team members and then shipped using any of the full range of FedEx day-definite ground shipping and time-definite global express shipping services, FedEx Kinko’s provides a complete “pack-and-ship” solution.

FedEx Kinko’s is headquartered in Dallas, Texas. Kenneth A. May is the President and Chief Executive Officer of FedEx Kinko’s, which has approximately 22,000 employees. FedEx Kinko’s competitors on the retail side of its business include locally owned or franchised quick printers, office-supply superstores, such as Staples, Inc., OfficeMax Incorporated and Office Depot, Inc., pack and ship chains, such as The UPS Store, and small local and regional copy and pack and ship shops. FedEx Kinko’s competitors on the facilities management and corporate outsourcing side of its business include Xerox Global Services, IKON Office Solutions, Inc. and Pitney Bowes Inc.

FedEx Services

FedEx Services provides a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of express and ground services. FedEx Services provides much of the sales, marketing, information technology and customer service support for FedEx Express and FedEx Ground. Effective June 1, 2006, we moved several additional groups that are responsible for FedEx Express and FedEx Ground customer information (credit, collections and customer service) into a newly formed subsidiary of FedEx Services named FedEx Customer Information Services, Inc. Bringing these groups under a common management structure will help to ensure a consistent and outstanding experience for our customers.

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

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2006, FedEx Services had approximately 10,150 employees.

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

The fedex.com Web site was launched over ten years ago, and during that time, customers have used the Web site to track the status of over a billion packages online. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Kinko’s office and printing services. Our FedEx Insight application provides customers with visibility and package status of their inbound and outbound FedEx Express, FedEx Ground and FedEx Freight shipments. Our FedEx Global Trade Manager online resource enables customers to more easily navigate the complexities of international commerce by helping them identify the documents they need to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides customers real-time access to their accounts, invoices and paid shipment details.

We have extended the reach of the fedex.com Web site to be accessible from most wireless devices, making it faster and easier for U.S. and Canadian customers to access real-time package status tracking information, rates and drop-off location data for FedEx Express and FedEx Ground shipments. Our wireless service is available through Web-enabled devices, such as mobile telephones, personal digital assistants and Research In Motion (RIM) devices (such as the BlackBerry). FedEx also uses wireless data collection devices to scan bar codes on shipments. Our data collection device, the FedEx PowerPad, uses Bluetooth wireless technology to give our couriers wireless access to the FedEx network, thereby enhancing and accelerating the package information available to our customers.

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

•       The FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•       FedExForum, the home of the NBA’s Memphis Grizzlies

•       The FedEx Kinko’s Classic, a PGA Champions Tour event

•       The BMW WilliamsF1 Formula One racing team

•       The French Open tennis tournament

In 2006, FedEx and the PGA TOUR announced the establishment of the FedEx Cup, a new season-long points bonus program for players and the centerpiece to the entire PGA TOUR season. The inaugural FedEx Cup program will begin in January 2007.

FedEx Global Supply Chain Services

FedEx Services offers a range of supply chain solutions, including transportation management, fulfillment and fleet services, through its FedEx Global Supply Chain Services subsidiary. FedEx Global Supply Chain Services focuses on information technology-sensitive business to meet the needs of its customers and to drive transportation business to other FedEx operating companies. FedEx Global Supply Chain Services’ service offerings use advanced electronic data interchanges to speed communications between customers and their suppliers, resulting in more cost-effective solutions and enhanced levels of customer service. The operations of FedEx Global Supply Chain Services were included in the FedEx Ground segment through 2006.

In June 2006, FedEx Global Supply Chain Services introduced FedEx Critical Inventory Logistics, a new supply chain service that will enable customers to more efficiently manage high-value and time-critical inventory. FedEx Critical Inventory Logistics will focus on customers in telecommunication, semiconductor, biomedical and other high-technology industries. The new service will use the varied transportation networks of FedEx Express, FedEx Ground, FedEx Freight and FedEx Custom Critical and will allow customers to deploy replacement parts and devices at FedEx Kinko’s locations throughout the United States.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Kinko’s, FedEx Services, FedEx Global Supply Chain Services, FedEx Customer Information Services, FedEx Trade Networks, FedEx SmartPost and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

In 2001, the Aviation and Transportation Security Act transferred responsibility for aviation security from the FAA to the Transportation Security Administration (“TSA”) within the DOT, and ultimately, the Department of Homeland Security. In May 2006, the TSA adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. The TSA is currently seeking comments on a draft version of a new all-cargo aircraft security program, which would implement the new rules. Until the required security program is finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.

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

Item 1A.                  Risk Factors

We present information about our risk factors on pages 65 through 68 of this Annual Report on Form 10-K.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                          Properties

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2006, FedEx Express’s operating aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	28	30	58	(3)	155,800
Boeing MD10-30(2)	4	2	6		128,900
Boeing DC10-30	4	10	14		128,900
Boeing MD10-10(2)	41	—	41		117,800
Boeing DC10-10	23	2	25	(4)	117,800
Airbus A300-600	17	36	53	(5)	91,000
Airbus A310-200/300	49	16	65	(6)	69,800
Boeing B727-200	84	10	94		43,100
Boeing B727-100	13	—	13		31,100
ATR 72-202	11	—	11	(7)	18,000
ATR 42-300/320	29	—	29		12,000
Fokker F27-500	3	—	3		13,500
Fokker F27-600	6	—	6		13,800
Cessna 208B	243	—	243		3,400
Cessna 208A	10	—	10		3,000
Total	565	106	671

(1)  Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)  The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)  Includes 9 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(4)  Includes 8 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(5)  Includes 4 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(6)  Includes 6 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(7)  Includes 5 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

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

In addition, FedEx Express “wet leases” approximately 45 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express’s larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express’s wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2006, FedEx Express operated approximately 41,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of our aircraft purchase commitments as of May 31, 2006 with the year of expected delivery by type:

	A300	A310	A380	Total
2007	5	1	—	6
2008	10	—	—	10
2009	2	—	2	4
2010	—	—	4	4
2011	—	—	3	3
Thereafter	—	—	1	1
Total	17	1	10	28

Deposits and progress payments of $64 million have been made toward these purchases and other planned aircraft-related transactions. Also see Note 18 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2006, FedEx Express operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2028
Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2021
Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	64	320,000	53,000	City of Oakland	2011
Metropolitan
Chicago, Illinois	51	419,000	52,000	City of Chicago	2018
Los Angeles, California	23	305,000	57,000	City of Los Angeles	2009
International
Anchorage, Alaska(2)	62	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Paris, France(3)	87	861,000	48,000	Aeroports de Paris	2029
Subic Bay, Philippines(4)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010

(1)  Documents and packages.

(2)  Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)  Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)  Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

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

FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. FedEx Express also has a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, houses approximately 1,900 employees. FedEx Express also has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by FedEx Express. FedEx Express also leases approximately 25 facilities in the Memphis area for administrative offices and warehouses. FedEx Express leases state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house FedEx Express personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Express owns or leases approximately 665 facilities for city station operations in the United States. In addition, approximately 225 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2006, FedEx Express had approximately 42,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2006, FedEx Express also had approximately 11,000 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as FedEx Kinko’s, OfficeMax and Staples. Internationally, FedEx Express has over 2,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2006, FedEx Ground had approximately 21,300 company-owned trailers and owned or leased approximately 500 facilities, including 29 hubs. In addition, approximately 19,300 owner-operated vehicles support FedEx Ground’s business. Of the approximately 300 facilities that support FedEx Home Delivery, more than 185 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 29 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average 245,000 square feet and range in size from 31,000 to 488,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee. FedEx Freight also has administrative offices located in Harrison, Arkansas and San Jose, California. As of May 31, 2006, FedEx Freight operated approximately 42,500 vehicles and trailers and 325 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 950 to 220,400 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Kinko’s Segment

FedEx Kinko’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2006, FedEx Kinko’s operated approximately 1,500 locations, including approximately 150 locations in ten foreign countries and 40 commercial production centers. Substantially all FedEx Kinko’s Office and Print Centers and Ship Centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Kinko’s Office and Print Centers and Ship Centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 5,200 square feet in size.

Item 3.                          Legal Proceedings

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 19 of the accompanying consolidated financial statements.

On June 23, 2006, FedEx and its subsidiaries received a grand jury subpoena for the production of documents in connection with an ongoing investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible violations of federal criminal antitrust laws in the air cargo transportation industry. We have no reason to believe that we are a target of the investigation, and we are cooperating with the DOJ.

Item 4.                          Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman, President and Chief Executive Officer	61

Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	52

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

Name and Office	Age	Positions and Offices Held and Business Experience
Robert B. Carter Executive Vice President and Chief Information Officer	47

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

Douglas G. Duncan President and Chief Executive Officer, FedEx Freight	55

President and Chief Executive Officer of FedEx Freight since February 2001; President and Chief Executive Officer of Viking Freight, Inc. (“Viking Freight”) from November 1998 to February 2001; Senior Vice President—Sales and Marketing of Viking Freight from 1996 to November 1998; Vice President—Sales and Marketing of Caliber System, Inc. (“Caliber”) from 1995 to 1996; various positions with Roadway Express, Inc., including Vice President—Sales, from 1976 to 1995. Mr. Duncan serves as a director of Benchmark Electronics, Inc., an electronics manufacturer.

T. Michael Glenn Executive Vice President— Market Development and Corporate Communications	50

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

Name and Office	Age	Positions and Offices Held and Business Experience
Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	52

Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Kenneth A. May President and Chief Executive Officer, FedEx Kinko’s	45

President and Chief Executive Officer of FedEx Kinko’s since February 2006; Executive Vice President and Chief Operating Officer of FedEx Kinko’s from August 2004 to February 2006; Senior Vice President—U.S. of FedEx Express from October 1999 to August 2004; Senior Vice President—Air, Ground, Terminal and Transportation (AGT&T) of FedEx Express from January 1998 to October 1999; Vice President—Global Operations and Control of FedEx Express from February 1996 to January 1998; and various other positions with FedEx Express since 1982.

Christine P. Richards Executive Vice President, General Counsel and Secretary	51

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

Name and Office	Age	Positions and Offices Held and Business Experience
Daniel J. Sullivan President and Chief Executive Officer, FedEx Ground	60

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

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.”  As of July 10, 2006, there were 20,152 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2005
First Quarter	$83.47	$72.28	$0.07
Second Quarter	96.63	81.88	0.07
Third Quarter	100.92	89.75	0.07
Fourth Quarter	101.87	83.11	0.07
Fiscal Year Ended May 31, 2006
First Quarter	$91.43	$79.55	$0.08
Second Quarter	98.81	76.81	0.08
Third Quarter	108.83	95.79	0.08
Fourth Quarter	120.01	106.00	0.08

FedEx also paid a cash dividend on July 1, 2006 ($0.09 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We intend to evaluate the dividend payment amount on an annual basis at the end of each fiscal year.

There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

FedEx did not repurchase any of its common stock during the fourth quarter of 2006.

Item 6.                          Selected Financial Data

Selected financial data as of and for the five years ended May 31, 2006 is presented on pages 108 through 109 of this Annual Report on Form 10-K.

Item 7.                          Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s discussion and analysis of results of operations and financial condition is presented on pages 35 through 68 of this Annual Report on Form 10-K.

Item 7A.                  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative information about market risk is presented on page 107 of this Annual Report on Form 10-K.

Item 8.                          Financial Statements and Supplementary Data

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 11, 2006 thereon, are presented on pages 71 through 106 of this Annual Report on Form 10-K.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2006 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 69 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented on page 70 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                  Other Information

None.

PART III

Item 10.                   Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors and FedEx’s Code of Business Conduct & Ethics will be presented in FedEx’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on September 25, 2006, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct & Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

Item 11.                   Executive Compensation

Information regarding executive compensation will be presented in FedEx’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on September 25, 2006, and is incorporated herein by reference.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in FedEx’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on September 25, 2006, and is incorporated herein by reference.

Item 13.                   Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in FedEx’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on September 25, 2006, and is incorporated herein by reference.

Item 14.                   Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in FedEx’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on September 25, 2006, and is incorporated herein by reference.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules

(a)(1) and (2)  Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 11, 2006 thereon, are listed on page 34 and presented on pages 71 through 106 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 11, 2006 thereon, is presented on pages 111 through 112 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

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

FEDEX CORPORATION
Dated: July 14, 2006	By:	/s/ Frederick W. Smith
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ FREDERICK W. SMITH	Chairman, President and Chief Executive	July 14, 2006
Frederick W. Smith	Officer and Director (Principal Executive Officer)
/s/ ALAN B. GRAF, JR.	Executive Vice President and Chief	July 14, 2006
Alan B. Graf, Jr.	Financial Officer (Principal Financial Officer)
/s/ JOHN L. MERINO	Corporate Vice President and Principal	July 14, 2006
John L. Merino	Accounting Officer (Principal Accounting Officer)
/s/ JAMES L. BARKSDALE*	Director	July 14, 2006
James L. Barksdale
/s/ AUGUST A. BUSCH IV*	Director	July 14, 2006
August A. Busch IV
/s/ JOHN A. EDWARDSON*	Director	July 14, 2006
John A. Edwardson
/s/ JUDITH L. ESTRIN*	Director	July 14, 2006
Judith L. Estrin
/s/ J. KENNETH GLASS*	Director	July 14, 2006
J. Kenneth Glass

Signature		Capacity	Date
	/s/ PHILIP GREER*	Director	July 14, 2006
Philip Greer
	/s/ J. R. HYDE, III*	Director	July 14, 2006
J. R. Hyde, III
	/s/ SHIRLEY ANN JACKSON*	Director	July 14, 2006
Shirley Ann Jackson
	/s/ CHARLES T. MANATT*	Director	July 14, 2006
Charles T. Manatt
	/s/ JOSHUA I. SMITH*	Director	July 14, 2006
Joshua I. Smith
	/s/ PAUL S. WALSH*	Director	July 14, 2006
Paul S. Walsh
	/s/ PETER S. WILLMOTT*	Director	July 14, 2006
Peter S. Willmott
*By:	/s/ JOHN L. MERINO		July 14, 2006
John L. Merino Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the FedEx Corporation (also referred to as “FedEx”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and the critical accounting estimates of FedEx. The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1:  Business” and our detailed discussion of risk factors included in this MD&A.

ORGANIZATION OF INFORMATION

Our MD&A is comprised of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•       Results of Operations includes an overview of our consolidated 2006 results compared to 2005, and 2005 results compared to 2004. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2007.

•       The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2007) for each of our four reportable business segments.

•       Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flows statements and our financial commitments.

•       We conclude with a discussion of the critical accounting estimates that we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.

DESCRIPTION OF BUSINESS

FedEx provides a broad portfolio of transportation, e-commerce and business services through companies operating independently, competing collectively and managed collaboratively, under the respected FedEx brand. These operating companies are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight, a leading U.S. provider of regional less than truckload (“LTL”) freight services; and FedEx Kinko’s, a leading provider of document solutions and business services. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion and refer to “Item 1:  Business” for a more detailed description of each of our operating companies.

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

•       our ability to manage our cost structure for capital expenditures and operating expenses and to match our cost structure to shifting volume levels; and

•       the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our supplemental fuel surcharges.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2006(1)	2005(2)	2004(3)	2006/ 2005	2005/ 2004
Revenues	$32,294	$29,363	$24,710	10	19
Operating income	3,014	2,471	1,440	22	72
Operating margin	9.3%	8.4%	5.8%	90 bp	260 bp
Net income	$1,806	$1,449	$838	25	73
Diluted earnings per share	$5.83	$4.72	$2.76	24	71

(1)  Operating expenses include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express.

(2)  Results include $48 million ($31 million, net of tax, or $0.10 per diluted share) related to the Airline Stabilization Act charge and a $12 million or $0.04 per diluted share benefit from an income tax adjustment described below.

(3)  Results include $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs and a $37 million or $0.12 per diluted share benefit related to a favorable ruling on a tax case and the reduction of our effective tax rate described below. Also see Note 12 to the accompanying consolidated financial statements.

The following table shows changes in revenues and operating income by reportable segment for 2006 compared to 2005, and 2005 compared to 2004 (in millions):

	Revenues				Operating Income
	Dollar Change		Percent Change		Dollar Change		Percent Change
	2006/ 2005	2005/ 2004	2006/ 2005	2005/ 2004	2006/ 2005	2005/ 2004	2006/ 2005	2005/ 2004
FedEx Express segment (1) (2) (3)	$1,961	$1,988	10	11	$353	$785	25	125
FedEx Ground segment	626	770	13	20	101	82	17	16
FedEx Freight segment	428	528	13	20	131	110	37	45
FedEx Kinko’s segment(4)	22	1,545	1	NM	(43)	61	(43)	NM
Other and Eliminations	(106)	(178)	NM	NM	1	(7)	NM	NM
	$2,931	$4,653	10	19	$543	$1,031	22	72

(1)  FedEx Express 2006 operating expenses include a $75 million charge to adjust the accounting for certain facility leases, as described below.

(2)  FedEx Express 2005 operating expenses include a $48 million charge related to the Airline Stabilization Act, as described below.

(3)  FedEx Express 2004 operating expenses include $428 million of business realignment costs, as described below.

(4)  The FedEx Kinko’s segment was formed in the fourth quarter of 2004.

The following table shows selected operating statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2006	2005	2004	2006/ 2005	2005/ 2004
Average daily package volume (ADV):
FedEx Express	3,287	3,259	3,167	1	3
FedEx Ground	2,815	2,609	2,285	8	14
Total ADV	6,102	5,868	5,452	4	8
Average daily LTL shipments:
FedEx Freight	67	63	58	6	9
Revenue per package (yield):
FedEx Express	$21.75	$20.10	$18.55	8	8
FedEx Ground	7.02	6.68	6.48	5	3
LTL yield (revenue per hundredweight):
FedEx Freight	$16.84	$15.48	$14.23	9	9

During 2006, revenue growth was primarily attributable to yield improvement across our transportation segments, package volume growth in our International Priority (“IP”) services at FedEx Express and volume growth at FedEx Ground and FedEx Freight. Yields improved principally due to incremental fuel surcharges and base rate increases. Volumes benefited from IP package volume growth of 8% at FedEx Express and volume growth of 8% at FedEx Ground. Package volume growth at FedEx Ground accelerated in the second half of 2006. Revenues at FedEx Kinko’s grew slightly, as a more competitive environment for copies slowed growth in 2006.

Operating income increased during 2006 primarily due to revenue growth and improved margins across all our transportation segments. Yield and cost management activities, combined with productivity gains across all transportation segments, contributed to our margin growth. Operating income improvement was partially offset by higher costs at FedEx Express to support international volume growth, expansion costs at FedEx Ground and reduced operating profit at FedEx Kinko’s.

While fuel costs increased substantially in 2006, fuel surcharges more than offset the effect of higher fuel costs on our operating results based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. However, as indicated below, there are other implications that the overall high level of fuel prices have to our businesses. For example, in response to the significant fluctuations in jet and diesel fuel prices during the second and third quarters of 2006, we temporarily capped certain of our fuel surcharges to ensure our services remain competitively priced in the marketplace. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base prices and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect during the past three years in the following discussions of each of our transportation segments.

Salaries and employee benefits increased 5% in 2006 due largely to increases in wage rates, pension and medical expenses. Pension expense increased $64 million in 2006 due primarily to a reduction in the discount rate. Purchased transportation increased 11% in 2006 due primarily to the continued increase in the use of contract carriers to support increasing volumes at FedEx Ground, increased IP volumes at

FedEx Express and higher fuel surcharges from third-party transportation providers, including our independent contractors.

Revenue growth during 2005 was attributable to volume and yield improvements across all transportation segments and the inclusion of FedEx Kinko’s for the full year. Combined volume growth in our package businesses increased 8%. Yields improved during 2005 primarily due to incremental fuel surcharges and base rate increases.

During 2005, operating income increased primarily due to revenue growth in all transportation segments and improved margins at FedEx Express and FedEx Freight. FedEx Express benefited from the realization of a full year of savings from our 2004 business realignment programs (versus a half year in 2004), which reduced the growth in salaries, wages and benefits.

Although our fuel costs increased significantly during 2005, higher revenues from our jet and diesel fuel surcharges at FedEx Express and FedEx Freight more than offset these higher fuel costs. Salaries and employee benefits expense increased 12% during 2005 primarily due to higher incentive compensation, a full year of costs associated with FedEx Kinko’s and increased medical costs. In 2005, purchased transportation increased at a faster rate than revenue, reflecting higher fuel surcharges from third-party transportation providers and increased use of contract carriers to support international express and domestic LTL volumes.

Other Income and Expense

Net interest expense decreased $35 million during 2006 due primarily to the reduction in the level of outstanding debt and capital leases as a result of scheduled payments, increased interest income due to higher cash balances and interest rates, and higher capitalized interest related to modification of certain aircraft at FedEx Express. Net interest expense increased $23 million during 2005 mainly due to the full year effect of borrowings related to the FedEx Kinko’s acquisition and the impact on comparisons of the interest on a prior year favorable tax adjustment resulting from the positive resolution of the tax case described below. In 2005, other expense increased $14 million, primarily due to the write down of certain individually immaterial investments and foreign exchange transaction losses.

Income Taxes

Our effective tax rate was 37.7% in 2006, 37.4% in 2005, and 36.5% in 2004. The 37.4% effective tax rate in 2005 was favorably impacted by the reduction of a valuation allowance on foreign tax credits arising from certain of our international operations as a result of the passage of the American Jobs Creation Act of 2004 ($12 million tax benefit or $0.04 per diluted share) and by a lower effective state tax rate. The 36.5% effective tax rate in 2004 was favorably impacted by a reduction of accruals relating to the tax treatment of jet engine maintenance costs, stronger than anticipated international results and the results of tax audits during 2004.  In 2004, we received a favorable ruling regarding the tax treatment of jet engine maintenance costs. The decision was affirmed by the appellate court in February 2005, and became final in May 2005, when the period for appeal lapsed. As a result, we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share in 2004. These adjustments affected both net interest expense ($30 million pretax) and income tax expense ($7 million). For 2007, we expect our effective tax rate to be 38.0% to 38.5%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Lease Accounting Charge

Our results for 2006 included a one-time, noncash charge of $79 million ($49 million after tax or $0.16 per diluted share), which represented the impact on prior years to adjust the accounting for certain facility leases, predominately at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases. The applicable accounting literature provides that rent expense under operating leases with rent escalation clauses should be recognized evenly, on a straight-line basis over the lease term. During the first quarter of 2006, we determined that a portion of our facility leases had rent escalation clauses that were not being recognized appropriately. Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount was not material to 2006 results, we recorded the cumulative adjustment, which increased operating expenses by $79 million, in the first quarter of 2006.

Airline Stabilization Act Charge

During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act. As a result, we recorded a charge of $48 million in the second quarter of 2005 ($31 million net of tax, or $0.10 per diluted share), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.

Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees at FedEx Express. Approximately 3,600 employees accepted offers under these programs. We recognized $435 million of business realignment costs during 2004 ($428 million at the FedEx Express segment) as a result of these programs. No material costs for these programs were incurred in 2006 or 2005.

Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, particularly at FedEx Express, while maintaining our industry-leading service levels. The business realignment programs were another step in this ongoing process of managing our cost structure to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.

Business Acquisitions

On May 26, 2006, we announced an agreement to acquire the LTL operations of Watkins Motor Lines (“Watkins”), a privately held company, and certain affiliates for approximately $780 million in cash. Watkins is a leading provider of long-haul LTL services. Watkins will be rebranded as FedEx National LTL and will be included in the FedEx Freight segment from the date of acquisition, which is expected to occur during the first half of 2007, subject to customary closing conditions.

On January 24, 2006, FedEx Express entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly-owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007, subject to customary closing conditions. The financial results of this transaction will be included in the FedEx Express segment from the date of acquisition.

On September 12, 2004, we acquired the assets and assumed certain liabilities of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash. FedEx SmartPost is a leading small-parcel consolidator and broadens our portfolio of services by allowing us to offer a cost-effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service. The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of acquisition.

On February 12, 2004, we acquired FedEx Kinko’s for approximately $2.4 billion in cash. FedEx Kinko’s is a leading provider of document solutions and business services. Its network of worldwide locations offers access to color printing, finishing and presentation services, Internet access, videoconferencing, outsourcing, managed services, Web-based printing and document management solutions. The results of FedEx Kinko’s are included in our consolidated financial statements from the date of acquisition.

Outlook

Our outlook for 2007 is based on an expectation of global economic growth of 3%, which is slower than prior years and a return to historical levels. Strong international growth is expected to help offset moderating growth in the U.S. We believe oil prices will continue to remain high and volatile based on world events. While our growth is expected to moderate in comparison to our strong results in 2006 and 2005, we expect revenue and earnings growth across all transportation segments in 2007, driven by revenue growth in high-margin services, productivity improvements and continued focus on yield management.

At FedEx Express we anticipate strong growth in IP package volumes and yields, driven by Asia, and a slight improvement in U.S. domestic volumes and yields. We also anticipate year-over-year increases in volumes and yields at FedEx Ground and FedEx Freight, as FedEx Ground continues its multi-year capacity expansion plan and FedEx Freight continues to grow its regional and interregional services. FedEx Kinko’s will focus on key strategies related to adding new locations, improving customer service and increasing investments in employee development and training, which we expect to result in decreased profitability in the short term.

We expect to continue to make investments to expand our networks and broaden our service offerings, in part through the integration and expansion of the businesses we agreed to acquire in 2006.

All of our transportation businesses operate in a competitive pricing environment, exacerbated by continuing high fuel prices. While our fuel surcharges have been sufficient to offset increased fuel prices, we cannot predict the impact on the overall economy if fuel costs significantly fluctuate from current levels. Volatility in fuel costs may also impact quarterly earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to FedEx Express and FedEx Ground fuel surcharges can significantly affect earnings in the short term.

Our management teams continue to examine additional cost reductions and operational productivity opportunities as we focus on optimizing our networks, improving our service offerings, enhancing the customer experience and rewarding our employees and contractors through effective compensation and incentive programs.

In 2007, we will adopt Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.”  The new standard will require FedEx to record compensation expense for stock-based awards beginning in 2007, which is expected to negatively impact our results by approximately $0.15 per diluted share. See our additional discussion of the adoption of SFAS 123R under “New Accounting Pronouncements.”

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

In May 2006, the U.S. Transportation Security Administration (“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. The TSA is currently seeking comments on a draft version of a new all-cargo aircraft security program, which would implement the new rules. Until the required security program is finalized, we cannot determine the effect that these new rules will have, if any, on our cost structure or our operating results. It is reasonably possible, however, that these rules or future security requirements for air cargo carriers could impose material costs on us.

Also, see “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are seasonal in nature. Seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December, January and February are the slowest periods. For FedEx Kinko’s, the summer months are normally the slowest periods. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly in our third fiscal quarter. In addition, the transportation and business services industries are directly affected by the state of the overall global economy.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion No. (“APB”) 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method. Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award.

We will adopt this standard using the modified prospective method as of June 1, 2006. We believe that the adoption of this standard will result in a reduction of diluted earnings per share of approximately $0.15 in 2007. This estimate is impacted by the levels of share-based payments granted in the future, assumptions used in our fair value model and the market price of our common stock, so the actual effect per diluted share could differ from this estimate.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will most likely be effective for FedEx in 2008. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s form the core of our reportable segments. (For further discussion of our operating companies, refer to “Item 1: Business.”)  As of May 31, 2006, our reportable segments included the following businesses:

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

In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. All shipment revenues are reflected in the segment performing the transportation services. Such intersegment revenues and expenses are eliminated in the consolidated results but are not separately identified in the following segment information, as the amounts are not material.

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the years ended May 31:

						Percent Change
	2006		2005	2004		2006/2005		2005/2004
Revenues:
Package:
U.S. overnight box	$6,422		$5,969	$5,558		8		7
U.S. overnight envelope	1,974		1,798	1,700		10		6
U.S. deferred	2,853		2,799	2,592		2		8
Total U.S. domestic package revenue	11,249		10,566	9,850		6		7
International Priority (IP)	6,979		6,134	5,131		14		20
Total package revenue	18,228		16,700	14,981		9		11
Freight:
U.S.	2,218		1,854	1,609		20		15
International	434		381	393		14		(3)
Total freight revenue	2,652		2,235	2,002		19		12
Other(1)	566		550	514		3		7
Total revenues	21,446		19,485	17,497		10		11
Operating expenses:
Salaries and employee benefits	8,033		7,704	7,403		4		4
Purchased transportation	971		843	694		15		21
Rentals and landing fees	1,696		1,608	1,531		5		5
Depreciation and amortization	805		798	810		1		(1)
Fuel	2,786		2,012	1,343		38		50
Maintenance and repairs	1,344		1,276	1,193		5		7
Business realignment costs	—		—	428		NM		NM
Airline Stabilization Act charge	—		48	—		NM		NM
Intercompany charges	1,542		1,509	1,442		2		5
Other	2,502		2,273	2,024		10		12
Total operating expenses	19,679	(2)	18,071	16,868	(3)	9		7
Operating income	$1,767		$1,414	$629		25		125
Operating margin	8.2%		7.3%	3.6%		90	bp	370	bp

(1)  Other revenues includes FedEx Trade Networks.

(2)  Includes a $75 million one-time, noncash charge to adjust the accounting for certain facility leases.

(3)  The $428 million of business realignment costs, described herein, reduced operating margin by 244 basis points.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2006	2005	2004	2006/2005	2005/2004
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,203	1,184	1,179	2	—
U.S. overnight envelope	713	680	667	5	2
U.S. deferred	901	958	925	(6)	4
Total U.S. domestic ADV	2,817	2,822	2,771	—	2
IP	470	437	396	8	10
Total ADV	3,287	3,259	3,167	1	3
Revenue per package (yield):
U.S. overnight box	$20.94	$19.77	$18.49	6	7
U.S. overnight envelope	10.86	10.37	10.00	5	4
U.S. deferred	12.42	11.46	10.99	8	4
U.S. domestic composite	15.66	14.69	13.94	7	5
IP	58.17	55.07	50.75	6	9
Composite package yield	21.75	20.10	18.55	8	8
Freight Statistics(1)
Average daily freight pounds:
U.S.	9,374	8,885	8,519	6	4
International	2,126	1,914	2,093	11	(9)
Total average daily freight pounds	11,500	10,799	10,612	6	2
Revenue per pound (yield):
U.S.	$0.93	$0.82	$0.74	13	11
International	0.80	0.78	0.74	3	5
Composite freight yield	0.90	0.81	0.74	11	9

(1) Package and freight statistics include only the operations of FedEx Express.

FedEx Express Segment Revenues

FedEx Express segment total revenues increased in 2006, principally due to increases in IP, U.S. domestic overnight package and freight revenues. During 2006, IP revenues grew 14% on an 8% increase in volume and yield growth of 6%. U.S. domestic package revenues grew 6% in 2006 as a result of increased yields. In 2006, freight revenues increased 19%, primarily driven by higher yields and growth in U.S. domestic freight volumes.

Asia experienced strong average daily volume growth in 2006, while outbound shipments from the United States, Europe and Latin America also increased compared to the prior year. IP and international freight capacity has increased significantly as a result of our two around-the-world flights, which we added in late 2005 and early 2006. This additional capacity resulted in higher international freight volume. U.S. volumes were flat compared to prior year, as growth in our U.S. domestic overnight services was offset by declines in deferred volumes that resulted in part from yield management actions.

IP yield increased during 2006 primarily due to higher fuel surcharges and increases in international average weight per package and average rate per pound. U.S. domestic composite yield increases were due to higher fuel surcharges and improved yields on U.S. domestic deferred packages. Improvements in U.S. domestic deferred yield resulted from our continued efforts to improve the profitability of this service. U.S. freight yield increases were due to an increase in average rate per pound and higher fuel surcharges. In

January 2006, we implemented an average list price increase of 5.5% on FedEx Express U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%.

FedEx Express segment total revenues increased in 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic package revenues. During 2005, IP revenues experienced growth of 20% on volume growth of 10% and a 9% increase in yield. Asia experienced strong average daily volume growth during 2005, while outbound shipments from the United States, Europe and Latin America continued to improve. U.S. domestic volumes at FedEx Express increased 2% in 2005.

U.S. domestic composite yield increased 5% in 2005 due to higher fuel surcharges and increases in average weight per package and average rate per pound. IP yield increased across all regions during 2005 due to higher fuel surcharges, an increase in international average weight per package and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

Fuel surcharges increased in both 2006 and 2005 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2006	2005	2004
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.50%	6.00%	3.00%
High	20.00	13.00	6.50
Weighted-average	13.69	9.05	4.38
International Fuel Surcharges:
Low	10.00	3.00	2.00
High	20.00	13.00	6.50
Weighted-average	12.58	8.36	3.65

In response to the significant fluctuations in jet and diesel fuel prices during the second and third quarters of 2006, we temporarily capped certain of our fuel surcharges in November and December 2005 to ensure our services remained competitively priced in the marketplace.

FedEx Express Segment Operating Income

Operating income grew significantly in 2006 as a result of strong revenue growth and improved operating margin. Volume growth in higher margin U.S. domestic overnight and IP services contributed to yield improvements. Improved yields, combined with productivity gains and cost containment, allowed FedEx Express to improve operating margin in 2006. Revenue and margin growth for 2006 more than offset a one-time adjustment for leases in the first quarter and costs associated with our two around-the-world flights.

In 2006, salaries and benefits increased primarily due to higher pension costs and wage rates. Fuel costs were higher in 2006 primarily due to a 34% increase in the average price per gallon of jet fuel, while gallons consumed increased slightly, primarily related to the westbound and eastbound around-the-world flights. However, our fuel surcharges substantially mitigated the impact of higher jet fuel prices. Purchased transportation costs increased in 2006, though at a slower rate than in 2005, driven by IP volume growth, which required a higher utilization of contract pickup and delivery services. Rentals and landing fees increased 5% in 2006, primarily due to the one-time adjustment for leases of $75 million.

Operating income for the FedEx Express segment increased significantly during 2005, as we benefited from a full year of savings from our business realignment programs (versus a half year in 2004). During 2005, increases in revenues, savings from our business realignment programs, the timing of adjustments to fuel surcharges and cost control efforts more than offset higher fuel costs, incentive compensation, purchased transportation and maintenance costs and the Airline Stabilization Act charge of $48 million.

Salaries and benefits were higher during 2005 due to higher incentive compensation, increased medical benefit costs, and wage rate increases, partially offset by savings from the business realignment initiatives. During 2005, fuel costs were higher due to a 47% increase in the average price per gallon of aircraft fuel, while gallons consumed increased slightly. In 2005, purchased transportation costs increased at a greater rate than total revenues, led by IP volume growth requirements and higher utilization of contract pickup and delivery services.

FedEx Express Segment Outlook

We expect comparatively slower overall revenue growth at FedEx Express during 2007, due in part to more comparable fuel surcharge levels during the year. Revenue increases will be led by IP, where we expect volume and yield growth, particularly in Asia and U.S. outbound as a result of continued strong demand for our services. We expect improved U.S. domestic revenue growth at FedEx Express, driven by expected increases in U.S. domestic yields and improved overnight and deferred volumes.

As described above, in January 2006 FedEx Express entered into an agreement with DTW Group to acquire its 50% share of the FedEx-DTW International Priority express joint venture and its domestic express network in China. The acquisition is expected to be completed in the first half of 2007.

For 2007, we expect operating margin will continue to improve. We expect improved utilization of the capacity added by the eastbound and westbound around-the-world flights, partially offset by costs associated with capacity additions in China and with the integration of the DTW Group business into the FedEx Express network. The mix of services on our worldwide network will change as we sell higher yielding traffic into the network. FedEx Express will continue to focus on cost savings and productivity enhancement opportunities. Capital expenditures at FedEx Express are expected to be higher in 2007 due to continued investment in aircraft and sorting capacity associated with package growth, as well as continued investments in China. In March 2006, we broke ground on a new $150 million Asia-Pacific hub in the southern China city of Guangzhou. This hub is planned to be operational in 2009. We believe these investments will enhance our growth prospects for these profitable services in emerging markets.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2006	2005	2004	2006/2005		2005/2004
Revenues	$5,306	$4,680	$3,910	13		20
Operating expenses:
Salaries and employee benefits	929	845	740	10		14
Purchased transportation	2,019	1,791	1,465	13		22
Rentals	133	122	98	9		24
Depreciation and amortization	224	176	154	27		14
Fuel	93	48	16	94		200
Maintenance and repairs	118	110	95	7		16
Intercompany charges	526	482	432	9		12
Other	559	502	388	11		29
Total operating expenses	4,601	4,076	3,388	13		20
Operating income	$705	$604	$522	17		16
Operating margin	13.3%	12.9%	13.4%	40	bp	(50	) bp
Average daily package volume(1)	2,815	2,609	2,285	8		14
Revenue per package (yield)(1)	$7.02	$6.68	$6.48	5		3

(1)  Package statistics include only the operations of FedEx Ground.

FedEx Ground Segment Revenues

Revenues increased during 2006 due to volume increases and yield improvement, with accelerating volume growth in the second half of 2006. Average daily volumes increased across all of our services, led by the continued growth of our FedEx Home Delivery service. Yield improvement during 2006 was primarily due to increased fuel surcharges, higher extra service revenue (primarily on our residential, declared value and oversize services) and the impact of general rate increases. These increases were partially offset by higher customer discounts and a lower average weight per package. In January 2006, we implemented standard list rate increases averaging 3.9% and changes to various surcharges.

Revenues increased during 2005 principally due to strong volume growth. While the rise in average daily volume was led by continued growth of our FedEx Home Delivery service, average daily volumes increased across virtually all of our service lines. Yield increased during 2005 primarily due to higher extra service revenue and general rate increases, partially offset by higher customer discounts and a lower average weight per package.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2006	2005	2004
Low	2.50%	1.80%	1.30%
High	5.25	2.50	1.50
Weighted-average	3.54	2.04	1.36

No fuel surcharge was in effect from January 2004 to January 2005.

The financial results of FedEx SmartPost, which was acquired in September 2004, are included in the FedEx Ground segment from the date of its acquisition and were not material to 2006 or 2005 results.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 17% in 2006, resulting principally from revenue growth and yield improvement. Operating margin for the segment improved in 2006 due to fuel surcharges, general rate increases, improved productivity and the inclusion in 2005 of a $10 million charge at FedEx Supply Chain Services related to the termination of a vendor agreement. A portion of the operating margin improvement was offset by higher year-over-year expenses related to investments in new technology and the opening of additional FedEx Ground facilities.

Salaries and employee benefits increased 10% in 2006 principally due to wage rate increases and increases in staffing and facilities to support volume growth. Depreciation expense in 2006 increased at a higher rate than revenue due to increased spending associated with material handling and scanning equipment. In 2006, purchased transportation increased 13% due to increased volumes and an increase in the cost of purchased transportation due to higher fuel surcharges from third-party transportation providers, including our independent contractors.

FedEx Ground segment operating income increased 16% in 2005, as revenue growth and field productivity more than offset higher operating expenses. The decrease in operating margin in 2005 was primarily attributable to operating losses at FedEx SmartPost, the increase in purchased transportation, and a one-time $10 million charge at FedEx Supply Chain Services for the termination of a vendor agreement.

The growth in salaries and employee benefits, as well as other operating costs, in 2005 was also due to increases in staffing and facilities to support volume growth. Purchased transportation increased in 2005 due to the impact of higher fuel costs on contractor settlements, the acquisition of FedEx SmartPost and a change in the mix of business at FedEx Supply Chain Services.

FedEx Ground Segment Outlook

We expect the FedEx Ground segment to have revenue growth in 2007 consistent with 2006, led by increased FedEx Home Delivery service. FedEx Ground’s average daily volume is expected to increase in 2007 due to increased base business and FedEx Home Delivery volumes. FedEx SmartPost volumes are also expected to grow, aided by the recent bankruptcy of a key competitor. Yields for all services at FedEx Ground are expected to increase in 2007 from increases in list prices and residential and commercial delivery area surcharges.

FedEx Ground’s operating margin in 2007 is expected to benefit from continued cost controls, productivity gains and yield improvements, partially offset by the impact of our network expansion costs. Capital spending is expected to grow as we continue with comprehensive network expansion within the FedEx Ground segment. During 2007, the multi-phase expansion plan includes the expansion of three hubs and relocation of 48 facilities. In addition, in 2007 we will continue to vigorously defend challenges to the status of our owner-operators as independent contractors, as described in “Risk Factors” and in Note 19 to the accompanying consolidated financial statements.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2006	2005	2004	2006/2005		2005/2004
Revenues	$3,645	$3,217	$2,689	13		20
Operating expenses:
Salaries and employee benefits	1,801	1,650	1,427	9		16
Purchased transportation	298	315	254	(5)		24
Rentals and landing fees	94	99	100	(5)		(1)
Depreciation and amortization	120	102	92	18		11
Fuel	377	257	172	47		49
Maintenance and repairs	120	128	116	(6)		10
Intercompany charges	37	26	21	42		24
Other	313	286	263	9		9
Total operating expenses	3,160	2,863	2,445	10		17
Operating income	$485	$354	$244	37		45
Operating margin	13.3%	11.0%	9.1%	230	bp	190	bp
Average daily LTL shipments (in thousands)	67	63	58	6		9
Weight per LTL shipment (lbs)	1,143	1,132	1,127	1		—
LTL yield (revenue per hundredweight)	$16.84	$15.48	$14.23	9		9

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 13% in 2006 due to 9% growth in LTL yield and 6% growth in average daily LTL shipments. LTL yield grew during 2006, reflecting incremental fuel surcharges resulting from higher fuel prices and higher rates. Average daily LTL shipment growth was driven in part by features such as our no-fee money-back guarantee and our advance notice service, which continue to differentiate us in the LTL market.

FedEx Freight segment revenues increased 20% in 2005 due to year-over-year growth in average daily LTL shipments and yield. Market share gains, driven in part by brand awareness along with a stronger economy, contributed to the significant increase in average daily LTL shipments. LTL yield grew during 2005, reflecting incremental fuel surcharges due to higher fuel prices, higher rates, growth in our interregional freight service and a stable pricing environment.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2006	2005	2004
Low	12.5%	7.6%	3.2%
High	20.1	14.0	8.4
Weighted-average	16.3	10.8	5.4

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 37% in 2006 primarily due to LTL revenue growth, as well as our ability to control costs in line with volume growth. Increased LTL yield and productivity gains contributed to improved margins in 2006 despite higher salaries and employee benefits, depreciation and fuel costs. While fuel costs increased substantially in 2006, fuel surcharges more than offset the effect of higher fuel costs. Increased staffing to support volume growth and higher incentive compensation expense increased salaries and employee benefits in 2006. Depreciation costs increased primarily due to investments in operating equipment, which in some cases replaced leased equipment. Maintenance and repairs decreased due to the presence of rebranding costs in 2005, as well as the recent increase in the purchase of new fleet vehicles. Purchased transportation costs decreased, due to increased utilization of company equipment in our interregional freight services.

FedEx Freight segment operating income increased 45% in 2005 primarily due to LTL yield and shipment growth, as well as our ability to manage costs during a period of substantial growth. Higher fuel surcharges and productivity gains contributed to improved operating margin in 2005 despite higher salaries and employee benefits, purchased transportation and fuel costs. Purchased transportation costs increased due to growth in our interregional freight service, efforts to supplement our linehaul operations and higher fuel surcharges from contract carriers.

FedEx Freight Segment Outlook

As described above, we have entered into an agreement to acquire the LTL operations of Watkins and certain affiliates for approximately $780 million in cash. The financial results of Watkins will be included in the FedEx Freight segment from the date of acquisition, which is expected to occur during the first half of 2007.

We expect revenue growth in 2007, due to both LTL yield improvement and LTL shipment growth and as a result of our pending acquisition of Watkins. The general LTL rate increase of 5.95% (implemented in April 2006) and a stable industry-pricing environment are expected to contribute to LTL yield improvement. We will continue to focus on yield management at FedEx Freight while growing our regional and interregional services. We also expect continued consolidation among LTL carriers and sustained positive economic conditions to provide additional opportunities for FedEx Freight to promote its regional service and other freight solutions, such as FedEx Expedited Freight Service, a new one-call solution that assists customers in selecting freight services for time-sensitive, heavy-weight shipments. The acquisition of Watkins will result in costs related to rebranding and other integration efforts; however, these expenses are not expected to have a material impact on 2007 results of operations. We anticipate increased capital spending at FedEx Freight in 2007, largely on new and expanded facilities and information technology investments.

FEDEX KINKO’S SEGMENT

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

The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) for the years ended May 31, 2006 and 2005 and for the three months ended May 31, 2006, 2005 and 2004:

	Year Ended		Percent		Three Months Ended			Percent Change
	2006	2005	Change		2006	2005	2004	2006/2005		2005/2004
Revenues	$2,088	$2,066	1		$542	$553	$521	(2)		6
Operating expenses:
Salaries and employee benefits	752	742	1		191	189	185	1		2
Rentals	394	412	(4)		99	100	115	(1)		2
Depreciation and amortization	148	138	7		40	38	33	5		15
Maintenance and repairs	73	70	4		18	19	9	(5)		111
Intercompany charges	26	6	NM		8	1	—	NM		NM
Other operating expenses:
Supplies, including paper and toner	274	278	(1)		70	73	69	(4)		6
Other	364	320	14		98	92	71	7		30
Total operating expenses	2,031	1,966	3		524	512	482	2		6
Operating income	$57	$100	(43)		$18	$41	$39	(56)		5
Operating margin	2.7%	4.8%	(210	) bp	3.3%	7.4%	7.5%	(410	) bp	(10	) bp

Certain prior period amounts have been reclassified to conform to the current period presentation.

FedEx Kinko’s Segment Revenues

In 2006, a year-over-year increase in package acceptance revenue led to modest revenue growth. Package acceptance revenue benefited year over year from the April 2005 conversion of FedEx World Service Centers to FedEx Kinko’s Ship Centers. FedEx Kinko’s experienced declines in copy product line revenues in 2006 due to decreased demand for these services and a competitive pricing environment.

Revenues in the fourth quarter of 2006 were slightly lower due to declines in copy product revenues, partially offset by increases in package acceptance and retail office supplies revenue. In the fourth quarter of 2005, revenues increased due primarily to significant package acceptance revenue growth, higher international revenue and growth in retail services and signs and graphics, partially offset by a decline in domestic copy product line revenue.

FedEx Kinko’s Segment Operating Income

Operating income decreased in both the fourth quarter and full year 2006 as the increase in package acceptance revenues was more than offset by a decline in copy product line revenues. In 2006, salaries and employee benefits increased due to the addition of FedEx Kinko’s Ship Centers, higher group health insurance costs and increased costs associated with employee training and development programs. Increased depreciation in 2006 was driven by center rebranding and investments in new technology to replace legacy systems. The increase for 2006 in other operating expenses was primarily due to increased costs related to technology, strategic and product offering initiatives.

Operating income increased slightly in the fourth quarter of 2005 as the increase in package acceptance revenue was partially offset by integration activities, including facility rebranding expenses, ramp-up costs associated with the offering of packaging and shipping services and the centralization of FedEx Kinko’s corporate support operations. Rebranding costs associated with the integration of FedEx Kinko’s totaled $11 million in 2005, $5 million in the fourth quarter of 2005 and $3 million in the fourth quarter of 2004.

FedEx Kinko’s Segment Outlook

FedEx Kinko’s has initiated a multi-year network expansion program to increase the retail locations for customer access to FedEx Kinko’s business services and the FedEx Express and FedEx Ground shipping network. In addition, FedEx Kinko’s will focus on key strategies related to improving customer service and employee training and development. The network expansion program, combined with employee training programs, is anticipated to result in modest revenue growth; however, profitability will be negatively impacted by costs associated with adding new locations and expenses associated with enhancing service levels.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.937 billion at May 31, 2006, compared to $1.039 billion at May 31, 2005 and $1.046 billion at May 31, 2004. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2006	2005	2004
Operating activities:
Net income	$1,806	$1,449	$838
Noncash charges and credits	1,997	1,662	1,516
Changes in operating assets and liabilities	(127)	6	666
Net cash provided by operating activities	3,676	3,117	3,020
Investing activities:
Business acquisitions, net of cash acquired	—	(122)	(2,410)
Capital expenditures and other investing activities	(2,454)	(2,226)	(1,252)
Net cash used in investing activities	(2,454)	(2,348)	(3,662)
Financing activities:
Proceeds from debt issuances	—	—	1,599
Principal payments on debt	(369)	(791)	(319)
Repurchase of treasury stock	—	—	(179)
Dividends paid	(97)	(84)	(66)
Other financing activities	142	99	115
Net cash (used in) provided by financing activities	(324)	(776)	1,150
Net increase (decrease) in cash and cash equivalents	$898	$(7)	$508

Cash Provided by Operating Activities.   The $559 million increase in cash flows from operating activities in 2006 was principally due to increased earnings. The $97 million increase in cash flows from operating activities in 2005 was largely attributable to increased earnings and improvement in accounts receivable collections, partially offset by a $140 million increase in voluntary contributions to our U.S. domestic pension plans and a decrease in the growth of operating liabilities.

Pension Contributions.   Net cash provided by operating activities reflect voluntary U.S. domestic pension plan contributions of $456 million during 2006, compared to $460 million during 2005 and $320 million during 2004.

Cash Used for Business Acquisitions.   During the second quarter of 2005, we acquired FedEx SmartPost for $122 million in cash. In the third quarter of 2004, we acquired all of the common stock of FedEx Kinko’s for approximately $2.4 billion in cash. See “Debt Financing Activities” for further discussion of the FedEx Kinko’s acquisition. See Note 3 of the accompanying audited financial statements for further discussion of these acquisitions.

Cash Used for Capital Investments.   Capital expenditures were higher in 2006 primarily due to expenditures associated with vehicle acquisitions at FedEx Express and FedEx Freight, facility expansion at FedEx Ground and information technology investments at FedEx Services. In 2005, capital expenditures increased due to planned aircraft expenditures at FedEx Express. See “Capital Resources” for further discussion.

Debt Financing Activities.   During 2006, $250 million of senior unsecured notes matured and were repaid. During 2005, $600 million of senior unsecured notes matured and were repaid and $45 million in tax exempt bonds were called and prepaid.

A new $1.0 billion five-year revolving credit facility was executed in the first quarter of 2006, which replaced our prior revolving credit facilities. The revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Any commercial paper borrowings reduce the amount available under the revolving credit facility.  At both May 31, 2006 and 2005, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings. Borrowings under the revolving credit facility will bear interest at short-term interest rates (based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate) plus a margin dependent upon our senior unsecured long-term debt ratings.

Our revolving credit agreement contains a financial covenant that requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Throughout 2006, we were in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to significantly affect our operations. For more information on our credit facility, see Note 7 of the accompanying consolidated financial statements.

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

Cash Used for Share Repurchases.   We did not repurchase any shares in 2006 or 2005. During the first half of 2004, we repurchased 2.6 million shares at an average price of $68.14 per share, which decreased cash flows by approximately $179 million. Based on our current financing strategy, we are issuing new shares in connection with our equity compensation programs rather than utilizing treasury shares. A total of 5.75 million shares remain under existing share repurchase authorizations.

Dividends.   Dividends paid were $97 million in 2006, $84 million in 2005 and $66 million in 2004. On May 26, 2006, our Board of Directors declared a dividend of $0.09 per share of common stock, an increase of $0.01 to our quarterly dividend. The dividend was paid on July 3, 2006 to stockholders of record as of the close of business on June 12, 2006. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Other Liquidity Information.   We believe that our existing cash and cash equivalents, cash flow from operations, our commercial paper program, revolving bank credit facility and shelf registration statement with the SEC will adequately meet our working capital and capital expenditure needs for the foreseeable future and finance our pending acquisitions. In the future, other forms of secured financing may be used to obtain capital assets if we determine that they best suit our needs. We have been successful in obtaining investment capital, both domestic and international, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

We have a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody’s characterizes our ratings outlook as “stable,” while Standard & Poor’s characterizes our ratings outlook as “positive.”  If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market.  If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2006	2005	2004	2006/2005	2005/2004
Aircraft and related equipment	$1,033	$990	$372	4	166
Facilities and sort equipment	507	496	332	2	49
Vehicles	413	261	212	58	23
Information and technology investments	394	331	249	19	33
Other equipment	171	158	106	8	49
Total capital expenditures	$2,518	$2,236	$1,271	13	76
FedEx Express segment	$1,408	$1,195	$592	18	102
FedEx Ground segment	487	456	314	7	45
FedEx Freight segment	274	217	130	26	67
FedEx Kinko’s segment	94	152	36	(38)	NM
Other, principally FedEx Services	255	216	199	18	9
Total capital expenditures	$2,518	$2,236	$1,271	13	76

Capital expenditures during 2006 were higher than the prior year primarily due to the purchase of vehicles at FedEx Express and FedEx Freight and information technology investments at FedEx Services. In addition, investments were made in the FedEx Ground and FedEx Freight networks to support growth in customer demand. Capital expenditures were 76% higher in 2005, with the year-over-year increase due to planned aircraft expenditures at FedEx Express to support IP volume growth and FedEx Kinko’s rebranding costs. Capital expenditures during 2005 included a full year of FedEx Kinko’s.

Our capital expenditures are expected to be approximately $2.9 billion in 2007, with much of the year-over-year increase due to facility expansions at FedEx Express, network expansions at FedEx Kinko’s and vehicle expenditures at FedEx Ground to support network expansions and replacement needs. We also continue to invest in productivity-enhancing technologies and the multi-year capacity expansion of the FedEx Ground network. We currently expect to fund our 2007 capital requirements with cash generated from operations.

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

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2006. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

Payments Due by Fiscal Year
(in millions)

	2007	2008	2009	2010	2011	Thereafter	Total
Amounts reflected in Balance Sheet:
Long-term debt	$844	$—	$500	$—	$249	$539	$2,132
Capital lease obligations(1)	24	100	12	96	8	144	384
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(2)	1,182	674	613	791	582	383	4,225
Interest on long-term debt	110	83	83	65	65	1,599	2,005
Operating leases	1,672	1,478	1,290	1,120	984	6,780	13,324
Total	$3,832	$2,335	$2,498	$2,072	$1,888	$9,445	$22,070

(1)  Capital lease obligations represent principal and interest payments.

(2)  See Note 18 to the accompanying unaudited consolidated financial statements.

We have certain contingent liabilities that are not accrued in our balance sheets in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.

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

We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, non-qualified pension and postretirement healthcare liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities.

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

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2006. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. In addition, we have guarantees under certain operating leases, amounting to $34 million as of May 31, 2006, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Although some of these leased assets may have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and new or better information.

The estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

PENSIONS

We sponsor defined benefit pension plans covering a majority of our employees. The accounting for pension benefits is determined by accounting and actuarial methods that include numerous estimates, including: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages.

The determination of our annual pension cost is highly sensitive to changes in these estimates because we have a large active workforce, a significant amount of assets in the pension plans, and the payout of pension benefits will occur over an extended period in the future. For example, only 7% of the participants covered under our principal pension plan are retired and currently receiving benefits and the average remaining service life of our employees approximates 13 years. Total pension cost increased approximately $64 million in 2006, $18 million in 2005 and $115 million in 2004, primarily due to changes to these estimates. Pension cost in 2007 is expected to be approximately $456 million, an increase of $31 million from 2006. Pension cost is included in the salaries and employee benefits caption in our consolidated income statements.

Following are the components of pension cost recognized in our income statements (in millions):

	2006	2005	2004
Service cost	$473	$417	$376
Interest cost	642	579	490
Expected return on plan assets	(811)	(707)	(597)
Recognized actuarial losses	110	60	62
Amortization of transitional obligation	(1)	—	—
Amortization of prior service cost	12	12	12
	$425	$361	$343

Certain of the assumptions used to measure our pension obligations and cost are reset every year based on current facts and circumstances (such as the discount rate). Others are more long-term, forward-looking assumptions that are evaluated annually to determine whether they continue to be appropriate. For our February 28, 2006 actuarial measurement of our qualified domestic pension plans, we updated the following long-term assumptions:

•       The estimated rate of salary increases was revised from 3.15% to 3.46% based on recent actual experience. The salary increase assumption is discussed further below.

•       An updated mortality table was used for the 2006 actuarial measurement to reflect current trends in mortality experience for non-insured pension plans. As approximately 72% of our employees have blue collar job classifications, we employed the blue collar mortality table.

•       Our retirement rate assumption was updated to reflect recent trends in retirements and our expectations for the future in light of the impact of continuing increases in retiree healthcare costs and the cap that exists in our retiree medical coverage. As a result of the update to this assumption, our weighted-average retirement age increased from 62.0 years old to 63.8 years old.

•       Turnover rates were updated to reflect more recent experience wherein actual turnover has increased.

Some of the adjustments to these long-term assumptions increased our liabilities and future expenses and some decreased them. On a net basis, the impact of these assumption changes (in particular, the increase in the retirement age assumption) partially offset the effect of a decline in the discount rate described below.

Following is a discussion of the key estimates we consider in determining our pension costs:

Discount Rate.   This is the interest rate used to discount the estimated future benefit payments that have been earned to date (the projected benefit obligation and the accumulated benefit obligation) to their net present value.The discount rate is determined each year at the plan measurement date (February 28) and affects the succeeding year’s pension cost. A decrease in the discount rate increases pension expense.

This assumption is highly sensitive, as the following table illustrates:

	Discount	Sensitivity (in millions)(2)
	Rate(1)	Expense	ABO
2007	n/a	$2.5	n/a
2006	5.912%	2.1	$16
2005	6.285%	1.8	14
2004	6.780%	1.7	11

(1)  The discount rate in effect at the end of a given fiscal year affects the current year’s accumulated benefit obligation (ABO) and the succeeding year’s pension expense.

(2)  Sensitivities show the impact on expense and the ABO of a one-basis-point change in the discount rate.

We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. This bond modeling technique allows for the use of certain callable bonds that meet a screening criteria that implies a low probability of call. We believe this low call probability results in a bond yield with a market presumption that the bond will not be called. In our February 28, 2006 measurement date actuarial valuation, we further refined our screens and assumed the callable bonds would be redeemed at the earliest call date with no call premium. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve. The continuing trend of declines in the discount rate negatively affected our primary domestic pension plan expense by $20 million in 2004, $32 million in 2005 and $101 million in 2006. Pension cost will be negatively affected in 2007 by approximately $89 million due to the continuing decline in the discount rate.

Plan Assets.   Pension plan assets are invested primarily in listed securities. Our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. At February 28, 2006, with approximately $10 billion of plan assets, a one-basis-point change in this assumption for our domestic pension plans affects pension cost by approximately $1 million (a decrease in the assumed expected long-term rate of return increases pension expense). We have assumed a 9.10% compound geometric long-term rate of return on our principal U.S. domestic pension plan assets since 2004 and anticipate using the same assumption for 2007.

Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

•       the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;

•       the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over the next 10- to 15-year time period (or such other time period that may be appropriate); and

•       the investment returns we can reasonably expect our active investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

We review the expected long-term rate of return on an annual basis and revise it as appropriate. Also, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets.

We last performed a detailed asset/liability study for 2004 in connection with the introduction of the Portable Pension Account (discussed below), which will reduce our liability duration over time. That study supported management’s estimate of our long-term rate of return on plan assets of 9.10%. The results of this study were reaffirmed for 2005 and 2006 by our third-party professional investment advisors and actuaries and support our current asset allocation strategy, which is summarized below:

	Percent of Plan Assets at Measurement Date
	2006		2005
Asset Class	Actual	Target	Actual	Target
Domestic equities	54%	53%	53%	53%
International equities	20	17	20	17
Private equities	3	5	2	5
Total equities	77	75	75	75
Long duration fixed income securities	14	15	15	15
Other fixed income securities	9	10	10	10
	100%	100%	100%	100%

The actual historical return on our pension plan assets, calculated on a compound geometric basis, was 10.0%, net of investment manager fees, for the 15-year period ended February 28, 2006. In addition, our actual return on plan assets exceeded the estimated return in each of the past three fiscal years.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases). Another method used in practice applies the market value of plan assets at the measurement date. The application of the calculated-value method reduced 2004 pension cost by approximately $106 million. The application of the calculated-value method approximated the result from applying the market-value method for both 2006 and 2005.

Salary Increases.   The assumed future increase in salaries and wages is also a key estimate in determining pension cost. Generally, we correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (since most incentive compensation is a component of pensionable wages). Due to pay structure trends and our improving financial performance, the average future salary increases based on age, were adjusted upward to 3.46% for our 2006 measurement date, up from 3.15% over the last three fiscal years. Our primary domestic pension plan expense will be negatively affected for 2007 by approximately $73 million due to changes in the average rate and timing of future salary increases. A one-basis-point across the board change in the rate of estimated future salary increases affects pension costs by approximately $1.3 million. Approximately $40 million of the increase is due to a change in rate. The remainder of the increase is due to changes in the distribution of salary increases by age and to changes in the assumed average ages of hire and retirement.

Following is information concerning the funded status of our pension plans as of May 31, 2006 and 2005 (in millions):

	2006	2005
Funded Status of Plans:
Accumulated benefit obligation (ABO):
Qualified U.S. domestic plans	$9,591	$8,534
Other plans	499	399
Total ABO	$10,090	$8,933
Projected benefit obligation (PBO)	$12,153	$10,401
Fair value of plan assets	10,130	8,826
PBO in excess of plan assets	(2,023)	(1,575)
Unrecognized actuarial losses, principally due to changes in discount rate and investments	3,026	2,500
Unamortized prior service cost and other	93	100
Amounts included in balance sheets	$1,096	$1,025
Components of Amounts Included in Balance Sheets:
Prepaid pension cost	$1,349	$1,272
Accrued pension liability	(253)	(247)
Minimum pension liability	(122)	(63)
Accumulated other comprehensive income	112	52
Intangible asset and other	10	11
Net amounts recognized in balance sheets	$1,096	$1,025
Cash Amounts:
Cash contributions during the year	$492	$489
Benefit payments during the year	$228	$194

The funded status of the plans reflects a snapshot of the state of our long-term pension liabilities at the plan measurement date. However, our plans remain adequately funded to provide benefits to our employees as they come due and current benefit payments are nominal compared to our total plan assets (benefit payments for 2006 were approximately 2% of plan assets). Furthermore, our plan assets were sufficient to fully fund the accumulated benefit obligation of our qualified U.S. domestic plans at May 31, 2006 and 2005.

We made $456 million in 2006 and $460 million in 2005 in tax-deductible voluntary contributions to our qualified U.S. domestic pension plans. Currently, we do not expect any contributions for 2007 will be legally required. However, we currently expect to make tax-deductible voluntary contributions to our qualified plans in 2007 at levels approximating those in 2006.

Cumulative unrecognized actuarial losses were approximately $3.0 billion through February 28, 2006, compared to $2.5 billion at February 28, 2005. These unrecognized losses primarily reflect the declining discount rate from 2002 through 2006. A portion is also attributable to the differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected U.S. domestic plan pension expense for 2007 includes $136 million of amortization of these actuarial losses versus $107 million in 2006, $60 million in 2005 and $62 million in 2004.

The net amounts reflected in our balance sheets related to pension items include a substantial prepaid pension asset. This results from excess cash contributions to the plans over amounts that are recognized as pension expense for financial accounting purposes. Amounts accrued as liabilities (including minimum pension liabilities) relate primarily to unfunded nonqualified plans and international pension plans where additional funding may not provide a current tax deduction or where such funding would be deemed current compensation to plan participants.

Effective in 2004, we amended the FedEx Corporation Employees’ Pension Plan to add a cash balance feature, which we call the Portable Pension Account. We expect the Portable Pension Account will help reduce the long-term growth of our pension liabilities. All employees hired after May 31, 2003 accrue benefits under the Portable Pension Account formula. Eligible employees as of May 31, 2003 were able to choose between continuing to accrue benefits under the traditional pension benefit formula or accruing future benefits under the Portable Pension Account formula. The election was entirely optional. There was no conversion of existing accrued benefits to a cash balance. All benefits accrued through May 31, 2003, including those applicable to employees electing the Portable Pension Account, will be determined under a traditional pension plan formula. Accordingly, it will be several years before the impact of the lower benefit provided under this formula has a significant impact on our total pension liabilities and costs.

Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service and interest on the notional account balance. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury index, with a 4% minimum and a maximum based on a government rate. Employees are fully vested on completion of five years of service.

In 2006, the FASB added a project to its technical agenda to reconsider the accounting for pensions and other postretirement employee benefits. The FASB intends to address this project in two phases. An Exposure Draft on the first phase was issued in March 2006.

In addition to the FASB project, both the U.S. Senate and House of Representatives are currently working on bills concerning defined benefit plan reform. These bills vary in certain respects, but include proposals related to 401(k) plans, cash balance pension plans and pension plan funding standards. The proposed reform related to pension plan funding standards could severely reduce or eliminate the use of a credit balance for funding purposes and could require higher minimum funding requirements. Should these bills and the FASB proposal be enacted as currently drafted, they could have a material impact on our required contributions, balance sheet and pension expense in future years.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At May 31, 2006 there were approximately $1.2 billion of self-insurance accruals reflected in our balance sheet ($1.1 billion at May 31, 2005). In both 2006 and 2005, approximately 43% of these accruals were classified as current liabilities.

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

LONG-LIVED ASSETS

Property and Equipment.   Our key businesses are capital intensive, with more than 45% of our total assets invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are part of the cost of acquiring the asset are expensed as incurred. However, consistent with industry practice, we capitalize certain aircraft-related major maintenance costs on one of our aircraft fleet types and amortize these costs over their estimated service lives.

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

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. In addition, opportunistic aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $208 million at May 31, 2006 and $348 million at May 31, 2005. We plan to modify these assets in the future to place them into operation.

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

However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values when the decision is made to dispose of the asset and certain other criteria are met. There were no material asset impairment charges recognized in 2006, 2005 or 2004.

Leases.   We utilize operating leases to finance certain of our aircraft and facilities. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 8 to the accompanying consolidated financial statements, at May 31, 2006 we had approximately $13 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2006 was approximately six years.

The future commitments for operating leases are not reflected as a liability in our balance sheet because these leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. We believe we have well-defined and controlled processes for making this evaluation, including obtaining third-party appraisals for material transactions to assist us in making these evaluations.

Our results for 2006 included a one-time, noncash charge of $79 million ($49 million after tax or $0.16 per diluted share), which represented the impact on prior years, to adjust the accounting for certain facility leases, predominately at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases. The applicable accounting literature provides that rent expense under operating leases with rent escalation clauses should be recognized evenly, on a straight-line basis over the lease term. During the first quarter of 2006, we determined that a portion of our facility leases had rent escalation clauses that were not being recognized appropriately. Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount was not material to 2006 results, we recorded the cumulative adjustment, which increased operating expenses by $79 million, in the first quarter of 2006.

Goodwill.   We have approximately $2.8 billion of goodwill in our balance sheet resulting from the acquisition of businesses, which includes approximately $1.8 billion from our acquisition of FedEx Kinko’s in 2004. Accounting standards require that we do not amortize goodwill but review it for impairment on at least an annual basis.

The annual evaluation of goodwill impairment requires the use of estimates and assumptions to determine the fair value of our reporting units using a discounted cash flow methodology. In particular, the following estimates used by management can significantly affect the outcome of the impairment test:  revenue growth rates; operating margins; discount rates and expected capital expenditures. Each year, independent of our goodwill impairment test, we update our weighted-average cost of capital calculation and perform a long-range planning analysis to project expected results of operations. Using this data, we complete a separate fair-value analysis for each of our reporting units. Changes in forecasted operations and other assumptions could materially affect these estimates. We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. We performed our annual impairment tests in the fourth quarter of 2006. Because the fair value of each of our reporting units exceeded its carrying value, including goodwill, no impairment charge was necessary.

Intangible Asset with an Indefinite Life.   We have an intangible asset of $567 million associated with the Kinko’s trade name. This intangible asset is not amortized because it has an indefinite remaining useful life. We must review this asset for impairment on at least an annual basis. This annual evaluation requires the use of estimates about the future cash flows attributable to the Kinko’s trade name to determine the estimated fair value of the trade name. Changes in forecasted operations and changes in discount rates can materially affect this estimate. However, once an impairment of this intangible asset has been recorded, it cannot be reversed. We performed our annual impairment test in the fourth quarter of 2006. Because the fair value of the trade name exceeded its carrying value, no impairment charge was necessary.

While FedEx Kinko’s experienced slight revenue growth with decreased profitability in 2006, we believe that our long-term growth and expansion strategies support our fair value conclusions. For both goodwill and recorded intangible assets at FedEx Kinko’s, the recoverability of these amounts is dependent on execution of key initiatives related to revenue growth, location expansion and improved profitability.

REVENUE RECOGNITION

We believe the policies adopted to recognize revenue are critical because an understanding of the accounting applied in this area is fundamental to assessing our overall financial performance and because revenue and revenue growth are key measures of financial performance in the marketplace. Our businesses are primarily involved in the direct pickup and delivery of commercial package and freight shipments, as well as providing document solutions and business services. Our employees, independent contractors and agents are involved throughout the process and our operational, billing and accounting systems directly capture and control all relevant information necessary to record revenue, bill customers and collect amounts due to us. Certain of our transportation services are provided through independent contractors. FedEx is the principal to the transaction in most instances and in these cases revenue from these transactions is recognized on a gross basis. Costs associated with independent contractor settlements are recognized as incurred and included in the purchased transportation caption in the accompanying income statements.

We recognize revenue upon delivery of shipments or, for our business services, logistics and trade services businesses, upon the completion of services. Transportation industry practice includes four acceptable methods for revenue recognition for shipments in process at the end of an accounting period, two of which are predominant: (1) recognize all revenue and the related delivery costs when shipments are delivered or (2) recognize a portion of the revenue earned for shipments that have been picked up but not yet delivered at period end and accrue delivery costs as incurred. We use the second method and recognize the portion of revenue earned at the balance sheet date for shipments in transit and accrue all delivery costs as incurred. We believe this accounting policy effectively and consistently matches revenue with expenses and recognizes liabilities as incurred.

Our contract logistics, global trade services and certain transportation businesses engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions, taxes and duties. These amounts are not material.

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

Shipments in Process.   The majority of our shipments have short cycle times; so, less than 5% of a total month’s revenue is typically in transit at the end of a period. We periodically perform studies to measure the percentage of completion for shipments in process. At month end, we estimate the amount of revenue earned on shipments in process based on actual shipments picked up, the scheduled day of delivery, the day of the week on which the month ends (which affects the percentage of completion) and current trends in our average price for the respective services. We believe these estimates provide a reasonable approximation of the actual revenue earned at the end of a period.

Future Adjustments to Revenue and Accounts Receivable.   In the transportation industry, pricing that is put in place may be subsequently adjusted due to continued negotiation of contract terms, earned discounts triggered by certain shipment volume thresholds, and/or no-fee money-back guarantee refunds caused by on-time service failures. We account for estimated future revenue adjustments through a reserve against accounts receivable that takes into consideration historical experience and current trends.

For 2006 and 2005, revenue adjustments as a percentage of total revenue averaged approximately 1%. Due to our reliable on-time service, close communication with customers, strong revenue systems and minimal volume discounts in place, we have maintained a consistently low revenue adjustment percentage. A one-basis-point change in the revenue adjustment percentage would increase or decrease revenue adjustments by approximately $3 million.

While write-offs related to bad debts do occur from time to time, they are small compared to our total revenue and accounts receivable balances due to the small value of individual shipping transactions spread over a large customer base, our short credit terms and our strong credit and collection practices. Bad debt expense associated with credit losses has averaged approximately 0.4% in 2006 and 0.3% in 2005 of total revenue and reflects our strong credit management processes.

RISK FACTORS

Our financial and operating results are subject to many risks and uncertainties, as described below.

Our businesses depend on our strong reputation and the value of the FedEx brand.   The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

We rely heavily on technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers.   Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. Any disruption to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, could adversely impact our customer service and our volumes and result in increased costs. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions and the resulting adverse effect on our operations and financial results.

Our businesses are capital intensive, and we must make capital expenditures based upon projected volume levels.   We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment, copy equipment and other capital to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. If we miss our projections, we could end up with too much or too little capacity relative to our shipping volumes.

We face intense competition.   The transportation and business services markets are both highly competitive and sensitive to price and service. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies—for example, by providing more reliable service at compensatory prices. We cannot, however, control what our competitors charge for their services. If the pricing environment becomes irrational, it could limit our ability to maintain or increase our prices (including our fuel surcharge in response to rising fuel costs) or to maintain or grow our market share. In addition, maintaining a broad portfolio of services is important to keeping and attracting customers. While we believe we compete effectively through our current service offerings, if our competitors offer a broader range of services or more effectively bundle their services, it could impede our ability to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer.   Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, we recently signed agreements to acquire the LTL freight operations of Watkins Motor Lines and to buy out our joint venture partner in China, as well as to acquire its China domestic express network. While we expect these acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all. We acquired FedEx Kinko’s in February 2004 to expand our portfolio of business services and enhance our ability to provide package-shipping services to small- and medium-sized business customers through its network of retail locations. However, FedEx Kinko’s financial performance has not yet fully met our expectations. Accordingly, we have undertaken key initiatives at FedEx Kinko’s relating to revenue growth, network expansion and improved profitability. There can be no assurance that our acquisitions will be successful or that we can continue to support the value we allocate to these acquired businesses, including their goodwill.

Our transportation businesses may be impacted by the price and availability of jet and diesel fuel.   We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been successful in mitigating the impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks.

FedEx Ground relies on owner-operators to conduct its operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged.   FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers. We are involved in numerous purported class-action lawsuits and other proceedings, however, that claim that these owner-operators should be treated as employees and not independent contractors. We expect to incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We strongly believe that the owner-operators are properly classified as independent contractors and that we will prevail in our defense. Adverse determinations in these matters, however, could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. Moreover, if FedEx Ground is compelled to convert its independent contractors to employees, our operating costs could increase and we could incur significant capital outlays.

Increased security requirements could impose substantial costs on us, especially at FedEx Express.   As a result of increased concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in May 2006, the U.S. Transportation Security Administration (“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. The TSA is currently seeking comments on a draft version of a new all-cargo aircraft security program, which would implement the new rules. Until the required security program is finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.

The regulatory environment for global aviation rights may impact our air operations.   Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the United States and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets could impair our ability to operate our air network.

We are negotiating a new collective bargaining agreement with the union that represents the pilots of FedEx Express.   FedEx Express pilots are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004. These negotiations are ongoing and are being mediated through the National Mediation Board. We cannot predict the outcome of these negotiations. The terms of any new collective bargaining agreement could increase our operating costs and adversely affect our ability to compete with other providers of express delivery services. On the other hand, if we are unable to reach agreement on a new collective bargaining agreement, we may be subject to a strike, work stoppages or slowdowns by our pilots, subject to the requirements of the Railway Labor Act. These actions could have a negative impact on our ability to operate our express transportation network and ultimately cause us to lose customers.

We are also subject to risks and uncertainties that affect many other businesses, including:

•       economic conditions in the global markets in which we operate;

•       the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•       any impacts on our businesses resulting from new domestic or international government regulation, including tax, accounting, labor or environmental rules;

•       our ability to manage our cost structure for capital expenditures and operating expenses and match them to shifting customer volume levels;

•       changes in foreign currency exchange rates, especially in the Japanese yen, Taiwan dollar, Canadian dollar and euro, which can affect our sales levels and foreign currency sales prices;

•       our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•       a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•       increasing costs for employee benefits, especially pension and healthcare benefits;

•       significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•       market acceptance of our new service and growth initiatives;

•       any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;

•       the impact of technology developments on our operations and on demand for our services (for example, the impact that low-cost home copiers and printers are having on demand for FedEx Kinko’s copy services);

•       adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•       widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis; and

•       availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations.

We are directly affected by the state of the economy.   While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods—key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook (including segment outlooks),” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “Employee Benefit Plans” note to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report concurring with management’s assessment, which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FedEx Corporation maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FedEx Corporation maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2006 and 2005, and related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2006 of FedEx Corporation and our report dated July 11, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee July 11, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FedEx Corporation’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee July 11, 2006

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	May 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$1,937	$1,039
Receivables, less allowances of $144 and $125	3,516	3,297
Spare parts, supplies and fuel, less allowances of $150 and $142	308	250
Deferred income taxes	539	510
Prepaid expenses and other	164	173
Total current assets	6,464	5,269
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	8,611	7,610
Package handling and ground support equipment	3,558	3,366
Computer and electronic equipment	4,331	3,893
Vehicles	2,203	1,994
Facilities and other	5,371	5,154
	24,074	22,017
Less accumulated depreciation and amortization	13,304	12,374
Net property and equipment	10,770	9,643
OTHER LONG-TERM ASSETS
Goodwill	2,825	2,835
Prepaid pension cost	1,349	1,272
Intangible and other assets	1,282	1,385
Total other long-term assets	5,456	5,492
	$22,690	$20,404

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	May 31,
	2006	2005
CURRENT LIABILITIES
Current portion of long-term debt	$850	$369
Accrued salaries and employee benefits	1,325	1,275
Accounts payable	1,908	1,739
Accrued expenses	1,390	1,351
Total current liabilities	5,473	4,734
LONG-TERM DEBT, LESS CURRENT PORTION	1,592	2,427
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,367	1,206
Pension, postretirement healthcare and other benefit obligations	944	828
Self-insurance accruals	692	621
Deferred lease obligations	658	532
Deferred gains, principally related to aircraft transactions	373	400
Other liabilities	80	68
Total other long-term liabilities	4,114	3,655
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 306 million shares issued for 2006 and 302 million shares issued for 2005	31	30
Additional paid-in capital	1,468	1,241
Retained earnings	10,068	8,363
Accumulated other comprehensive loss	(24)	(17)
	11,543	9,617
Less deferred compensation and treasury stock, at cost	32	29
Total common stockholders’ investment	11,511	9,588
	$22,690	$20,404

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2006	2005	2004
REVENUES	$32,294	$29,363	$24,710
OPERATING EXPENSES:
Salaries and employee benefits	12,571	11,963	10,728
Purchased transportation	3,251	2,935	2,407
Rentals and landing fees	2,390	2,299	1,918
Depreciation and amortization	1,550	1,462	1,375
Fuel	3,256	2,317	1,531
Maintenance and repairs	1,777	1,695	1,523
Business realignment costs	—	—	435
Other	4,485	4,221	3,353
	29,280	26,892	23,270
OPERATING INCOME	3,014	2,471	1,440
OTHER INCOME (EXPENSE):
Interest expense	(142)	(160)	(136)
Interest income	38	21	20
Other, net	(11)	(19)	(5)
	(115)	(158)	(121)
INCOME BEFORE INCOME TAXES	2,899	2,313	1,319
PROVISION FOR INCOME TAXES	1,093	864	481
NET INCOME	$1,806	$1,449	$838
BASIC EARNINGS PER COMMON SHARE	$5.94	$4.81	$2.80
DILUTED EARNINGS PER COMMON SHARE	$5.83	$4.72	$2.76

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,806	$1,449	$838
Adjustments to reconcile net income to cash provided by operating activities:
Lease accounting charge	79	—	—
Depreciation and amortization	1,548	1,462	1,375
Provision for uncollectible accounts	121	101	106
Deferred income taxes and other noncash items	187	63	(8)
Tax benefit on the exercise of stock options	62	36	43
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Receivables	(319)	(235)	(307)
Other current assets	(38)	(26)	10
Pension assets and liabilities, net	(71)	(118)	155
Accounts payable and other operating liabilities	346	365	841
Other, net	(45)	20	(33)
Cash provided by operating activities	3,676	3,117	3,020
INVESTING ACTIVITIES
Capital expenditures	(2,518)	(2,236)	(1,271)
Business acquisitions, net of cash acquired	—	(122)	(2,410)
Proceeds from asset dispositions	64	12	18
Other, net	—	(2)	1
Cash used in investing activities	(2,454)	(2,348)	(3,662)
FINANCING ACTIVITIES
Principal payments on debt	(369)	(791)	(319)
Proceeds from debt issuances	—	—	1,599
Proceeds from stock issuances	144	99	115
Dividends paid	(97)	(84)	(66)
Purchase of treasury stock	—	—	(179)
Other, net	(2)	—	—
Cash (used in) provided by financing activities	(324)	(776)	1,150
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	898	(7)	508
Cash and cash equivalents at beginning of period	1,039	1,046	538
Cash and cash equivalents at end of period	$1,937	$1,039	$1,046

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total
BALANCE AT MAY 31, 2003	$30	$1,088	$6,250	$(30)	$(25)	$(25)	$7,288
Net income	—	—	838	—	—	—	838
Minimum pension liability adjustment, net of deferred tax benefit of $12	—	—	—	(16)	—	—	(16)
Total comprehensive income							822
Purchase of treasury stock (2,625,000 shares repurchased at an average price of $68.14 per share)	—	—	—	—	(179)	—	(179)
Cash dividends declared ($0.29 per share)	—	—	(87)	—	—	—	(87)
Employee incentive plans and other (4,013,182 shares issued)	—	(9)	—	—	204	(18)	177
Amortization of deferred compensation	—	—	—	—	—	15	15
BALANCE AT MAY 31, 2004	30	1,079	7,001	(46)	—	(28)	8,036
Net income	—	—	1,449	—	—	—	1,449
Foreign currency translation adjustment, net of deferred taxes of $5	—	—	—	27	—	—	27
Minimum pension liability adjustment, net of deferred taxes of $1	—	—	—	2	—	—	2
Total comprehensive income							1,478
Cash dividends declared ($0.29 per share)	—	—	(87)	—	—	—	(87)
Employee incentive plans and other (2,767,257 shares issued)	—	162	—	—	(1)	(16)	145
Amortization of deferred compensation	—	—	—	—	—	16	16
BALANCE AT MAY 31, 2005	30	1,241	8,363	(17)	(1)	(28)	9,588
Net income	—	—	1,806	—	—	—	1,806
Foreign currency translation adjustment, net of deferred taxes of $3	—	—	—	29	—	—	29
Minimum pension liability adjustment, net of deferred taxes of $24	—	—	—	(36)	—	—	(36)
Total comprehensive income							1,799
Cash dividends declared ($0.33 per share)	—	—	(101)	—	—	—	(101)
Employee incentive plans and other (3,579,766 shares issued)	1	227	—	—	(1)	(19)	208
Amortization of deferred compensation	—	—	—	—	—	17	17
BALANCE AT MAY 31, 2006	$31	$1,468	$10,068	$(24)	$(2)	$(30)	$11,511

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS.   FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies operating independently, competing collectively and managed collaboratively under the respected FedEx brand. These operating companies are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of regional less-than-truckload (“LTL”) freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These companies form the core of our reportable segments.

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

FISCAL YEARS.   Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2006 or ended May 31 of the year referenced.

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

REVENUE RECOGNITION.   Revenue is recognized upon delivery of shipments or the completion of the service for our office and print services, logistics and trade services businesses. Certain of our transportation services are provided with the use of independent contractors. FedEx is the principal to the transaction in most instances and in those cases revenue from these transactions is recognized on a gross basis. Costs associated with independent contractor settlements are recognized as incurred and included in the purchased transportation caption in the accompanying income statements. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

Our contract logistics, global trade services and certain transportation businesses engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions, and taxes and duties.

ADVERTISING.   Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $376 million in 2006, $326 million in 2005 and $284 million in 2004.

CASH EQUIVALENTS.   Cash in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL.   Spare parts are reported at weighted-average cost. Supplies and fuel are reported at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service, and for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.

PROPERTY AND EQUIPMENT.   Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized as incurred and amortized over the estimated remaining useful lives of the aircraft. We capitalize certain direct internal and external costs associated with the development of internal use software. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is generally computed using accelerated methods. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2006	2005
Wide-body aircraft and related equipment	15 to 25 years	$4,669	$3,948
Narrow-body and feeder aircraft and related equipment	5 to 15 years	369	330
Package handling and ground support equipment	2 to 30 years	1,255	938
Computer and electronic equipment	2 to 10 years	928	758
Vehicles	3 to 12 years	743	718
Facilities and other	2 to 40 years	2,806	2,951

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.520 billion in 2006, $1.438 billion in 2005 and $1.361 billion in 2004. Depreciation and amortization expense includes amortization of assets under capital lease.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CAPITALIZED INTEREST.   Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $33 million in 2006, $22 million in 2005 and $11 million in 2004.

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

PENSION AND POSTRETIREMENT HEALTHCARE PLANS.   Our defined benefit plans are measured as of the last day of our fiscal third quarter of each year using actuarial techniques that reflect management’s assumptions for discount rate, rate of return, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.

GOODWILL.   Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value is determined using a discounted cash flow methodology and includes management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations were approximately $606 million in 2006, $636 million in 2005 and $430 million in 2004, which represent only a portion of total results associated with international shipments.

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

LEASES.   Certain of our aircraft, facility and retail location leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Intangible and other assets” in the balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage principally related to aircraft leases at FedEx Express and copier usage at FedEx Kinko’s. Rent expense associated with contingent rentals is recorded as incurred. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property.  Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.

DEFERRED GAINS.   Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains are related to aircraft transactions.

FOREIGN CURRENCY TRANSLATION.   Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations. Cumulative net foreign currency translation gains and (losses) in accumulated other comprehensive loss were $43 million at May 31, 2006, $14 million at May 31, 2005 and ($13) million at May 31, 2004.

AIRLINE STABILIZATION ACT CHARGE.   During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that FedEx Express was entitled to $72 million of compensation. Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million, which was made in December 2004. Because we could no longer conclude that collection of the entire $119 million recorded in 2002 was probable, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

If compensation cost for stock-based compensation plans had been determined under Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock Based Compensation,” stock option compensation expense, pro forma net income and basic and diluted earnings per common share for 2006, 2005 and 2004 assuming all options granted in 1996 and thereafter were valued at fair value using the Black-Scholes method, would have been as follows (in millions, except per share amounts):

	Years ended May 31,
	2006	2005	2004
Net income, as reported	$1,806	$1,449	$838
Add: Stock compensation included in reported net income, net of tax	5	4	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	46	40	37
Pro forma net income	$1,765	$1,413	$811
Earnings per common share:
Basic — as reported	$5.94	$4.81	$2.80
Basic — pro forma	$5.81	$4.69	$2.71
Diluted — as reported	$5.83	$4.72	$2.76
Diluted — pro forma	$5.70	$4.60	$2.68

See Note 10 for a discussion of the assumptions underlying the pro forma calculations above.

For unvested stock options and restricted stock awards granted prior to May 31, 2006, the terms of these awards provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards has been recognized on a straight-line basis over the vesting period. This provision was removed from all stock option awards granted subsequent to May 31, 2006. For restricted stock grants made subsequent to May 31, 2006, compensation expense will be accelerated for grants made to employees who are or will become retirement eligible during the stated vesting period of the award.

DIVIDENDS DECLARED PER COMMON SHARE.   On May 26, 2006, our Board of Directors declared a dividend of $0.09 per share of common stock. The dividend was paid on July 3, 2006 to stockholders of record as of the close of business on June 12, 2006. Each quarterly dividend payment is subject to review

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

USE OF ESTIMATES.   The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; employee retirement plan obligations; long-term incentive accruals; tax liabilities; accounts receivable allowances; obsolescence of spare parts; contingent liabilities; and impairment assessments on long-lived assets (including goodwill and indefinite lived intangible assets).

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.”  The new standard requires companies to record compensation expense for stock-based awards using a fair value method. Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award.

We will adopt this standard using the modified prospective basis as of June 1, 2006. We expect the adoption of this standard to result in a reduction of diluted earnings per share of approximately $0.15 in 2007. This estimate is impacted by the levels of share-based payments granted in the future, assumptions used in the fair value calculation and the market price of our common stock. Accordingly, the actual effect per diluted share could differ from this estimate.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will most likely be effective for FedEx in 2008. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

NOTE 3:  BUSINESS COMBINATIONS

FEDEX SMARTPOST.   On September 12, 2004, we acquired the assets and assumed certain liabilities of FedEx SmartPost (formerly known as Parcel Direct), a division of a privately held company, for $122 million in cash. FedEx SmartPost is a leading small-parcel consolidator and broadens our portfolio of services by allowing us to offer a cost-effective option for delivering low-weight, less time-sensitive packages to U.S. residences through the U.S. Postal Service. The financial results of FedEx SmartPost are included in the FedEx Ground segment from the date of its acquisition and are not material to reported or pro forma results of operations of any period.

The excess cost over the estimated fair value of the assets acquired and liabilities assumed (approximately $20 million) has been recorded as goodwill, which is entirely attributed to FedEx Ground. Management relied primarily on internal estimates and the assistance of third-party appraisals to allocate the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and goodwill, as well as the assignment of goodwill to our reportable segments, was based primarily on internal estimates of cash flows, supplemented by third-party appraisals. We used third-party appraisals to assist management in its determination of the fair value of certain assets and liabilities, primarily property and equipment and acquired intangible assets, including the value of the Kinko’s trade name, customer-related intangibles, technology assets and contract-based intangibles.

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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indefinite lived intangible asset.   This intangible asset represents the estimated fair value allocated to the Kinko’s trade name. This intangible asset will not be amortized because it has an indefinite remaining useful life based on the length of time that the Kinko’s name had been in use, the Kinko’s brand awareness and market position and our plans for continued use of the Kinko’s brand.

Amortizable intangible assets.   These intangible assets represent the fair value associated with the business expected to be generated from existing customer relationships and contracts as of the acquisition date. Substantially all of these assets are being amortized on an accelerated basis over an estimated useful life of approximately seven years. While the useful life of these customer-relationship assets is not limited by contract or any other economic, regulatory or other known factors, a useful life of seven years was determined at the acquisition date based on customer attrition patterns.

The following unaudited pro forma consolidated financial information presents the combined results of operations of FedEx and FedEx Kinko’s as if the acquisition had occurred at the beginning of 2004. The unaudited pro forma results have been prepared for comparative purposes only. Adjustments were made to the combined results of operations, primarily related to higher depreciation and amortization expense resulting from higher property and equipment values and acquired intangible assets and additional interest expense resulting from acquisition debt. Accounting literature establishes firm guidelines around how this pro forma information is presented, which precludes the assumption of business synergies. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of the consolidated results of operations of FedEx that would have been reported had the acquisition been completed as of the beginning of 2004. Furthermore, this pro forma information is not representative of the future consolidated results of operations of FedEx.

Pro forma unaudited results for the year ended May 31, 2004 were as follows (in millions, except per share data):

Revenues	$26,056
Net income(1)	836
Basic earnings per common share(1)	2.80
Diluted earnings per common share(1)	2.75

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

The FedEx SmartPost and FedEx Kinko’s acquisitions were accounted for under the purchase method of accounting. The operating results of the acquired businesses are included in our consolidated results of operations from the date of acquisition.

OTHER BUSINESS COMBINATIONS.   On May 26, 2006, we announced an agreement to acquire the LTL operations of Watkins Motor Lines (“Watkins”), a privately held company, and certain affiliates for approximately $780 million, payable in cash. Watkins is a leading provider of long-haul LTL services.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Watkins will be rebranded as FedEx National LTL and will be included in the FedEx Freight segment from the date of acquisition, which is expected to occur during the first half of 2007, subject to customary closing conditions.

On January 24, 2006, FedEx Express entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007, subject to customary closing conditions. The financial results of this transaction will be included in the FedEx Express segment from the date of acquisition.

NOTE 4:  GOODWILL AND INTANGIBLES

The carrying amount of goodwill attributable to each reportable operating segment and changes therein follows (in millions):

	May 31, 2004	Goodwill Acquired		Purchase Adjustments and Other	May 31, 2005	Purchase Adjustments and Other	May 31, 2006
Kinko’s trade name	$567	$—		$567	$567	$—	$567
FedEx Express segment	$527	$—		$1	$528	$2	$530
FedEx Ground segment	70	20	(1)	—	90	—	90
FedEx Freight segment	666	—		—	666	(10)	656
FedEx Kinko’s segment	1,539	—		12	1,551	(2)	1,549
	$2,802	$20		$13	$2,835	$(10)	$2,825

(1)  FedEx SmartPost acquisition.

The components of our intangible assets were as follows (in millions):

	May 31, 2006			May 31, 2005
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
Amortizable intangible assets	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$77	$(29)	$48	$77	$(16)	$61
Contract related	79	(57)	22	79	(50)	29
Technology related and other	54	(30)	24	51	(23)	28
Total	$210	$(116)	$94	$207	$(89)	$118

Non-amortizing intangible asset
Kinko’s trade name	$567	$—	$567	$567	$—	$567

The recoverability of the amounts recorded for FedEx Kinko’s goodwill and trade name is dependent on execution of key initiatives related to revenue growth, network expansion and improved profitability.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for intangible assets was $25 million in 2006, $26 million in 2005 and $14 million in 2004. Estimated amortization expense for the next five years is as follows (in millions):

2007	$23
2008	21
2009	18
2010	16
2011	8

NOTE 5:  BUSINESS REALIGNMENT COSTS

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees at FedEx Express. Approximately 3,600 employees accepted offers under these programs. Costs were also incurred for the elimination of certain management positions, primarily at FedEx Express and FedEx Services. We recognized $435 million of business realignment costs during 2004 ($428 million related to the FedEx Express Segment). No material costs for these programs were incurred in 2006 or 2005. At both May 31, 2006 and May 31, 2005, business realignment related accruals were immaterial.

NOTE 6:  SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2006	2005
Accrued Salaries and Employee Benefits
Salaries	$236	$202
Employee benefits	655	658
Compensated absences	434	415
	$1,325	$1,275
Accrued Expenses
Self-insurance accruals	$523	$483
Taxes other than income taxes	305	288
Other	562	580
	$1,390	$1,351

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of our long-term debt were as follows (in millions):

	May 31,
	2006	2005
Unsecured debt	$2,006	$2,255
Capital lease obligations	310	401
Other debt, interest rates of 4.03% to 9.98% due through 2008	126	140
	2,442	2,796
Less current portion	850	369
	$1,592	$2,427

From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. In July 2005, we executed a new $1.0 billion five-year revolving credit facility, which replaced and consolidated our prior revolving credit facilities. Borrowings under the credit facility will bear interest at short-term interest rates (based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate) plus a margin dependent upon our senior unsecured long-term debt ratings. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.

Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At May 31, 2006, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.

The components of unsecured debt (net of discounts) were as follows (in millions):

	May 31,
	2006	2005
Senior unsecured debt
Interest rate of 7.80%, due in 2007	$200	$200
Interest rate of 2.65%, due in 2007	500	500
Interest rate of 3.50%, due in 2009	500	499
Interest rate of 7.25%, due in 2011	249	499
Interest rate of 9.65%, due in 2013	300	299
Interest rate of 7.60%, due in 2098	239	239
Other notes, due in 2007	18	19
	$2,006	$2,255

Our capital lease obligations include leases for aircraft, as well as certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreement.

Our other debt includes $118 million related to leases for aircraft that are consolidated under the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

debt accrues interest at LIBOR plus a margin and is due in installments through March 30, 2007. See Note 17 for further discussion.

We issue other financial instruments in the normal course of business to support our operations. Letters of credit at May 31, 2006 were $586 million. The amount unused under our letter of credit facility totaled approximately $63 million at May 31, 2006. This facility expires in July of 2010. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheet, where applicable. Therefore, no additional liability is reflected for the letters of credit.

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2006, are as follows (in millions):

2007	$844
2008	—
2009	500
2010	—
2011	250

Long-term debt, exclusive of capital leases, had carrying values of $2.1 billion compared with an estimated fair value of approximately $2.2 billion at May 31, 2006, and $2.4 billion compared with an estimated fair value of $2.6 billion at May 31, 2005. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have a $1 billion shelf registration statement with the SEC to provide flexibility and efficiency when obtaining financing. Under this shelf registration statement we may issue, in one or more offerings, either unsecured debt securities, common stock or a combination of such instruments. The entire $1 billion is available for future financings.

NOTE 8: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2039. We leased approximately 16% of our total aircraft fleet under capital or operating leases as of May 31, 2006. In addition, supplemental aircraft are leased by us under agreements that generally provide for cancellation upon 30 days notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2006	2005
Aircraft	$114	$232
Package handling and ground support equipment	167	167
Vehicles	34	36
Other, principally facilities	166	167
	481	602
Less accumulated amortization	331	329
	$150	$273

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2006	2005	2004
Minimum rentals	$1,919	$1,793	$1,560
Contingent rentals	245	235	143
	$2,164	$2,028	$1,703

Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases at May 31, 2006 is as follows (in millions):

2007	$24
2008	100
2009	12
2010	96
2011	8
Thereafter	144
384
Less amount representing interest	74
Present value of net minimum lease payments	$310

A summary of future minimum lease payments under noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at May 31, 2006 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007	$632	$1,040	$1,672
2008	586	892	1,478
2009	555	735	1,290
2010	544	576	1,120
2011	526	458	984
Thereafter	3,934	2,846	6,780
	$6,777	$6,547	$13,324

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2006 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2006, a one-time, noncash charge of $79 million ($49 million after tax or $0.16 per diluted share) was recorded, which represented the impact on prior years to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases. Because the amounts involved were not material to our financial statements in any individual prior period or to 2006 results, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $79 million.

NOTE 9: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2006, none of these shares had been issued.

NOTE 10: STOCK COMPENSATION PLANS

STOCK OPTION PLANS.   Under the provisions of our stock incentive plans, key employees and non-employee directors may be granted options to purchase shares of common stock at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years, with approximately 90% of stock option grants vesting ratably over four years. At May 31, 2006, there were 7,998,267 shares available for future grants under these plans.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $25.78 per option in 2006, $20.37 per option in 2005 and $18.02 per option in 2004.

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted-average assumptions used in the option valuation calculations for the options granted in the three years ended May 31, and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2006	2005	2004
Expected lives	5 years	4 years	4 years
Expected volatility	25%	27%	32%
Risk-free interest rate	3.794%	3.559%	2.118%
Dividend yield	0.3229%	0.3215%	0.3102%

Expected Lives.   This is the period of time over which the options granted are expected to remain outstanding. Generally, options granted have a maximum term of 10 years. We examine actual stock option exercises to determine the expected life of the options. An increase in the expected term will increase compensation expense.

Expected Volatility.   Actual changes in the market value of our stock are used to calculate the volatility assumption. We calculate daily market value changes from the date of grant over a past period equal to the

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes information about our stock option plans for the years ended May 31:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	17,359,382	$51.96	17,349,307	$46.39	17,315,116	$38.88
Granted	3,324,135	90.82	2,718,651	76.21	3,937,628	64.96
Exercised	(3,345,827)	43.33	(2,540,324)	39.14	(3,724,605)	31.05
Forfeited	(238,164)	79.25	(168,252)	63.27	(178,832)	46.71
Outstanding at end of year	17,099,526	60.82	17,359,382	51.96	17,349,307	46.39
Exercisable at end of year	9,657,410	47.79	9,660,334	42.34	8,747,523	38.28

The following table summarizes information about stock options outstanding at May 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$15.34 - 22.16	96,674	1.4 years	$17.70	96,674	$17.70
23.81 - 35.69	1,671,125	1.8 years	30.14	1,671,125	30.14
35.89 - 53.77	5,450,650	5.2 years	44.81	4,820,318	43.65
55.94 - 83.73	6,428,018	6.9 years	66.67	2,911,443	63.42
84.57 - 117.52	3,453,059	9.0 years	91.28	157,850	91.59
15.34 - 117.52	17,099,526	6.2 years	$60.82	9,657,410	$47.79

Total equity compensation shares outstanding or available for grant represented approximately 8.1% at May 31, 2006 and 6.8% at May 31, 2005, of the total common and equity compensation shares outstanding and equity compensation shares available for grant.

RESTRICTED STOCK PLANS.   Under the terms of our restricted stock plans, shares of common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price at the date of award. Compensation related to these plans is recorded as a reduction of common stockholders’ investment and is amortized to expense over the explicit service

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period. Annual compensation cost for the restricted stock plans was approximately $29 million for 2006, $26 million for 2005 and $25 million for 2004.

The following table summarizes information about restricted stock awards for the years ended May 31:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Awarded	233,939	$90.12	218,273	$80.24	282,423	$67.11
Forfeited	13,791	78.42	21,354	55.41	10,000	43.41

At May 31, 2006, there were 1,076,617 shares available for future awards under these plans.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2006	2005	2004
Net income	$1,806	$1,449	$838
Weighted-average shares of common stock outstanding	304	301	299
Common equivalent shares:
Assumed exercise of outstanding dilutive options	19	18	19
Less shares repurchased from proceeds of assumed exercise of options	(13)	(12)	(14)
Weighted-average common and common equivalent shares outstanding	310	307	304
Basic earnings per common share	$5.94	$4.81	$2.80
Diluted earnings per common share	$5.83	$4.72	$2.76

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2006	2005	2004
Current provision
Domestic:
Federal	$719	$634	$371
State and local	79	65	54
Foreign	132	103	85
	930	802	510
Deferred provision (benefit)
Domestic:
Federal	151	67	(22)
State and local	13	(4)	(7)
Foreign	(1)	(1)	—
	163	62	(29)
	$1,093	$864	$481

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2006	2005	2004
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	2.1	1.7	2.3
Other, net	0.6	0.7	(0.8)
Effective tax rate	37.7%	37.4%	36.5%

The 37.4% effective tax rate in 2005 was favorably impacted by the reduction of a valuation allowance on foreign tax credits arising from certain of our international operations as a result of the passage of the American Jobs Creation Act of 2004 ($12 million tax benefit or $0.04 per diluted share) and by a lower effective state tax rate. The 36.5% effective tax rate in 2004 was favorably impacted by a reduction of accruals relating to the tax treatment of jet engine maintenance costs, stronger than anticipated international results and the results of tax audits during 2004.

In 2004, we received a favorable ruling regarding the tax treatment of jet engine maintenance costs, which was affirmed by the appellate court in February of 2005, and became final in May of 2005, when the period for appeal lapsed. As a result we recognized a one-time benefit of $26 million, net of tax, or $0.08 per diluted share in 2004. These adjustments affected both net interest expense ($30 million pretax) and income tax expense ($7 million).

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2006		2005
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Property, equipment, leases and intangibles	$329	$1,559	$301	$1,506
Employee benefits	413	648	397	453
Self-insurance accruals	339	—	311	—
Other	360	78	319	77
Net operating loss/credit carryforwards	64	—	54	—
Valuation allowance	(48)	—	(42)	—
	$1,457	$2,285	$1,340	$2,036

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2006	2005
Current deferred tax asset	$539	$510
Non-current deferred tax liability	(1,367)	(1,206)
	$(828)	$(696)

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowance primarily represents amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2007. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

NOTE 13: EMPLOYEE BENEFIT PLANS

PENSION PLANS.   We sponsor defined benefit pension plans covering a majority of our employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either a cash balance formula which we call the Portable Pension Account or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. In either case, employees retained all benefits previously accrued under the traditional pension benefit formula and continue to receive the benefit of future salary increases on benefits accrued as of May 31, 2003. Eligible employees hired after May 31, 2003 accrue benefits exclusively under the Portable Pension Account.

Plan funding is actuarially determined and is subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Substantially all plan assets are actively managed.

The weighted-average asset allocations for our primary pension plan at February 28 were as follows:

	2006		2005
	Actual	Target	Actual	Target
Domestic equities	54%	53%	53%	53%
International equities	20	17	20	17
Private equities	3	5	2	5
Total equities	77	75	75	75
Long duration fixed income securities	14	15	15	15
Other fixed income securities	9	10	10	10
	100%	100%	100%	100%

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

We use a measurement date of February 28 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future. Additional information about our pension plan can be found in the Critical Accounting Estimates section of Management’s Discussion and Analysis.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actuarial gains or losses are generated to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate.

Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

•       the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;

•       the types of investment classes in which we invest our pension plan assets and the expected compound return we can reasonably expect those investment classes to earn over the next 10- to 15-year time period (or such other time period that may be appropriate); and

•       the investment returns we can reasonably expect our active investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

We review the expected long-term rate of return on an annual basis and revise it as appropriate. Also, we periodically commission detailed asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in this evaluation. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The study performed for 2004 supported the reasonableness of our 9.10% return assumption used for 2004 based on our liability duration and market conditions at the time we set this assumption (in 2004). The results of this study were reaffirmed for 2005 and 2006 by our third-party professional investment advisors and actuaries.

POSTRETIREMENT HEALTHCARE PLANS.   Certain of our subsidiaries offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. U.S. employees covered by the principal plan become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Postretirement healthcare benefits are capped at 150% of the 1993 per capita projected employer cost which has been reached and, therefore, these benefits are not subject to additional future inflation.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2006 and a statement of the funded status as of May 31, 2006 and 2005 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2006	2005	2006	2005
Accumulated Benefit Obligation (“ABO”)	$10,090	$8,933
Changes in Projected Benefit Obligation (“PBO”)
Projected benefit obligation at the beginning of year	$10,401	$8,683	$537	$496
Service cost	473	417	42	37
Interest cost	642	579	32	32
Actuarial loss (gain)	858	907	(109)	—
Benefits paid	(228)	(194)	(39)	(36)
Amendments, benefit enhancements and other	7	9	12	8
Projected benefit obligation at the end of year	$12,153	$10,401	$475	$537
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,826	$7,783	$—	$—
Actual return on plan assets	1,034	746	—	—
Company contributions	492	489	27	28
Benefits paid	(228)	(194)	(39)	(36)
Other	6	2	12	8
Fair value of plan assets at end of year	$10,130	$8,826	$—	$—
Funded Status of the Plans	$(2,023)	$(1,575)	$(475)	$(537)
Unrecognized actuarial loss (gain)	3,026	2,500	(110)	(1)
Unamortized prior service cost and other	96	104	2	4
Unrecognized transition amount	(3)	(4)	—	—
Prepaid (accrued) benefit cost	$1,096	$1,025	$(583)	$(534)
Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$1,349	$1,272	$—	$—
Accrued benefit liability	(253)	(247)	(583)	(534)
Minimum pension liability	(122)	(63)	—	—
Accumulated other comprehensive income(1)	112	52	—	—
Intangible asset	10	11	—	—
Prepaid (accrued) benefit cost	$1,096	$1,025	$(583)	$(534)

(1)         The minimum pension liability component of Accumulated Other Comprehensive Income is shown in the Statement of Changes in Stockholders’ Investment and Comprehensive Income, net of deferred taxes.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our pension plans included the following components at May 31, 2006 and 2005 (in millions):

	U.S. Plans				International
	Qualified		Nonqualified		Plans		Total
	2006	2005	2006	2005	2006	2005	2006	2005
ABO	$9,591	$8,534	$239	$166	$260	$233	$10,090	$8,933
PBO	$11,569	$9,937	$271	$181	$313	$283	$12,153	$10,401
Fair Value of Plan Assets	9,969	8,699	—	—	161	127	10,130	8,826
Funded Status	$(1,600)	$(1,238)	$(271)	$(181)	$(152)	$(156)	$(2,023)	$(1,575)
Unrecognized actuarial loss	2,859	2,414	109	27	58	59	3,026	2,500
Unamortized prior service cost	77	86	14	14	5	4	96	104
Unrecognized transition amount	(4)	(5)	—	—	1	1	(3)	(4)
Prepaid (accrued) benefit cost	$1,332	$1,257	$(148)	$(140)	$(88)	$(92)	$1,096	$1,025

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The ABO also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through May 31.

The measure of whether a pension plan is underfunded for financial accounting purposes is based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheets. Although not legally required, we made $456 million in tax-deductible voluntary contributions to our qualified U.S. pension plans in 2006 compared to total tax-deductible voluntary contributions of $460 million in 2005. Currently, we do not expect any contributions for 2007 will be legally required. However, we currently expect to make tax-deductible voluntary contributions in 2007 at levels approximating those in 2006.

We have certain nonqualified defined benefit pension plans that are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. Primarily related to those plans and certain international plans, we have ABOs aggregating approximately $499 million at May 31, 2006 and $399 million at May 31, 2005, with assets of $161 million at May 31, 2006 and $127 million at May 31, 2005. Plans with this funded status resulted in the recognition of a minimum pension liability in our balance sheets. This minimum liability was $122 million at May 31, 2006 and $63 million at May 31, 2005.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic benefit cost for the three years ended May 31 was as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2006	2005	2004	2006	2005	2004
Service cost	$473	$417	$376	$42	$37	$35
Interest cost	642	579	490	32	32	25
Expected return on plan assets	(811)	(707)	(597)	—	—	—
Recognized actuarial losses	110	60	62	—	—	—
Amortization of transition obligation	(1)	—	—	—	—	—
Amortization of prior service cost	12	12	12	(1)	(1)	—
	$425	$361	$343	$73	$68	$60

Increases in pension costs from the prior year are primarily the result of changes in discount rate.

Weighted-average actuarial assumptions for our primary U.S. plans, which comprise substantially all of our projected benefit obligations, are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.912%	6.285%	6.78%	6.08%	6.16%	6.57%
Rate of increase in future compensation levels	3.46	3.15	3.15	—	—	—
Expected long-term rate of return on assets	9.10	9.10	9.10	—	—	—

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	Pension Plans	Postretirement Healthcare Plans
2007	$289	$30
2008	295	30
2009	342	32
2010	348	33
2011	390	34
2012-2016	2,759	196

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit costs are estimated to increase at an annual rate of 12% during 2007, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.5% during 2007, decreasing to an annual growth rate of 5% in 2013 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2006 or 2006 benefit expense because the level of these benefits is capped.

DEFINED CONTRIBUTION PLANS.   Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees. The majority of U.S. employees are covered under 401(k) plans to

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which we provide discretionary matching contributions based on employee contributions. In addition, some employees are covered under profit sharing plans which provide for discretionary contributions, as determined annually by those business units. Expense under these plans was $104 million in 2006, $97 million in 2005 and $89 million in 2004.

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

As of May 31, 2006, our reportable segments included the following businesses:

FedEx Express Segment	FedEx Express
FedEx Trade Networks
FedEx Ground Segment	FedEx Ground
FedEx SmartPost
FedEx Supply Chain Services
FedEx Freight Segment	FedEx Freight
FedEx Custom Critical
Caribbean Transportation Services
FedEx Kinko’s Segment	FedEx Kinko’s

FedEx Services provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these activities and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions, are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions.

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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Kinko’s	Other and	Consolidated
	Segment	Segment	Segment	Segment(1)	Eliminations(2)	Total
Revenues
2006	$21,446	$5,306	$3,645	$2,088	$(191)	$32,294
2005	19,485	4,680	3,217	2,066	(85)	29,363
2004	17,497	3,910	2,689	521	93	24,710
Depreciation and amortization
2006	$805	$224	$120	$148	$253	$1,550
2005	798	176	102	138	248	1,462
2004	810	154	92	33	286	1,375
Operating income
2006(3)	$1,767	$705	$485	$57	$—	$3,014
2005(4)	1,414	604	354	100	(1)	2,471
2004(5)	629	522	244	39	6	1,440
Segment assets(6)
2006	$14,673	$3,378	$2,245	$2,941	$(547)	$22,690
2005	13,130	2,776	2,047	2,987	(536)	20,404
2004	12,443	2,248	1,924	2,903	(384)	19,134

(1) Includes the operations of FedEx Kinko’s from the formation of the FedEx Kinko’s segment on March 1, 2004.

(2) Includes the results of operations of FedEx Kinko’s from February 12, 2004 (date of acquisition) through February 29, 2004  (approximately $100 million of revenue and $6 million of operating income).

(3) Includes a $79 million one-time, noncash charge to adjust the accounting for certain facility leases ($75 million at FedEx Express).

(4) Includes $48 million related to the Airline Stabilization Act charge.

(5) Includes business realignment costs of $428 million in the FedEx Express segment, $1 million in the FedEx Ground segment and $6 million in Other and Eliminations.

(6) Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Kinko’s		Consolidated
	Segment	Segment	Segment	Segment	Other	Total
2006	$1,408	$487	$274	$94	$255	$2,518
2005	1,195	456	217	152	216	2,236
2004	592	314	130	36	199	1,271

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2006	2005	2004
FedEx Express segment:
Package:
U.S. overnight box	$6,422	$5,969	$5,558
U.S. overnight envelope	1,974	1,798	1,700
U.S. deferred	2,853	2,799	2,592
Total domestic package revenue	11,249	10,566	9,850
International Priority	6,979	6,134	5,131
Total package revenue	18,228	16,700	14,981
Freight:
U.S.	2,218	1,854	1,609
International	434	381	393
Total freight revenue	2,652	2,235	2,002
Other	566	550	514
Total FedEx Express segment	21,446	19,485	17,497
FedEx Ground segment	5,306	4,680	3,910
FedEx Freight segment	3,645	3,217	2,689
FedEx Kinko’s segment(1)	2,088	2,066	521
Other and Eliminations(2)	(191)	(85)	93
	$32,294	$29,363	$24,710

GEOGRAPHICAL INFORMATION(3)

Revenues:
U.S.	$24,172	$22,146	$18,643
International	8,122	7,217	6,067
	$32,294	$29,363	$24,710
Noncurrent assets:
U.S.	$13,804	$13,020	$12,644
International	2,422	2,115	1,520
	$16,226	$15,135	$14,164

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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2006	2005	2004
Interest (net of capitalized interest)	$145	$162	$151
Income taxes	880	824	364

FedEx Express amended two leases in 2004 for MD11 aircraft, which required FedEx Express to record $110 million in 2004 in both fixed assets and long-term liabilities.

NOTE 16: GUARANTEES AND INDEMNIFICATIONS

We account for guarantees and indemnifications in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires the recognition and measurement of certain guarantees and indemnifications.

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

We have guarantees under certain operating leases, amounting to $34 million as of May 31, 2006, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

FedEx’s publicly held debt (approximately $1.4 billion) is guaranteed by our subsidiaries. The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission (“SEC”) regulations. FedEx, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. Subsequent to May 31, 2006, through a consent solicitation process, we have obtained the ability to amend one of our public debt indentures to allow us at any time to cause the release and discharge of certain subsidiary guarantors from their respective guarantees.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. FedEx Express has unconditionally

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guaranteed $755 million in principal of these bonds (with total future principal and interest payments of approximately $1.2 billion as of May 31, 2006) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2006. The remaining $551 million has been accounted for as operating leases.

NOTE 17: VARIABLE INTEREST ENTITIES

FedEx Express entered into a lease in July 2001 for two MD11 aircraft. These assets were held by a separate entity, which was established to lease these aircraft to FedEx Express and is owned by independent third parties who provide financing through debt and equity participation. The original cost of the assets under the lease was approximately $150 million.

FIN 46 required us to consolidate the separate entity that owns the two MD11 aircraft. Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease). As a result of this consolidation, the accompanying May 31, 2006 balance sheet includes an additional $115 million of fixed assets and $118 million of long-term debt. The May 31, 2005 balance sheet includes an additional $120 million of fixed assets and $125 million of long-term debt. In March 2006, FedEx Express provided notification to the lessor of our intent to purchase these aircraft in March 2007.

NOTE 18: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2006 were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total
2007	$179	$205	$798	$1,182
2008	431	113	130	674
2009	459	61	93	613
2010	659	67	65	791
2011	460	66	56	582
Thereafter	157	8	218	383

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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FedEx Express is committed to purchase certain aircraft. Deposits and progress payments of $64 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of our aircraft purchase commitments as of May 31, 2006 with the year of expected delivery by type:

	A300	A310	A380	Total
2007	5	1	—	6
2008	10	—	—	10
2009	2	—	2	4
2010	—	—	4	4
2011	—	—	3	3
Thereafter	—	—	1	1
Total	17	1	10	28

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

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs in Foster represent a class of hourly FedEx Express employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling in December 2004 granting class certification on all issues. In February 2006, the parties reached a settlement that has been preliminarily approved by the court. FedEx Express continues to deny liability, but entered into the settlement to avoid the cost and uncertainty of further litigation. The amount of the proposed settlement was fully accrued at the end of the third quarter of 2006 and is not material to FedEx.

With respect to the other wage-and-hour cases, we have denied any liability and intend to vigorously defend ourselves. Given the nature and preliminary status of these other wage-and-hour claims, we cannot yet determine the amount or a reasonable range of potential loss in these other matters, if any.

Race Discrimination.   On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination by FedEx Express in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for February 2007. We have denied any liability and intend to vigorously defend ourselves in this case. Given the nature and preliminary status of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops.

On May 24, 2006, a jury ruled against FedEx Ground in Issa & Rizkallah v. FedEx Ground, a California state court lawsuit brought in July 2001 by two independent contractors who allege, among other things,

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that a FedEx Ground manager harassed and discriminated against them based upon their national origin. The jury awarded the two plaintiffs a total of $60 million (which includes $50 million of punitive damages), plus attorney’s fees and other litigation expenses in an amount to be determined later. We intend to vigorously contest the jury verdict, including the amount of the damages award. We cannot yet determine the amount or a range of probable loss, if any, in this matter. It is reasonably possible, however, that we could incur a material loss.

Independent Contractor.   FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. These matters include Estrada v. FedEx Ground, a class action involving single work area contractors that is pending in California state court. Although the trial court has granted some of the plaintiffs’ claims for relief in Estrada ($18 million, inclusive of attorney’s fees, plus equitable relief), we expect to prevail on appeal. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. On August 10, 2005, the Judicial Panel on Multi-District Litigation granted our motion to transfer and consolidate the majority of the class-action lawsuits for administration of the pre-trial proceedings by a single federal court—the U.S. District Court for the Northern District of Indiana.

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

A member of our Board of Directors, J.R. Hyde, III, and his wife together own approximately 13% of HOOPS, L.P. (“HOOPS”), the owner of the NBA Memphis Grizzlies professional basketball team. Mr. Hyde, through one of his companies, also is the general partner of the minority limited partner of HOOPS. During 2002, FedEx entered into a $90 million naming rights agreement with HOOPS that will be amortized to expense over the term of the agreement, which expires in 2024. Under this agreement, FedEx has certain marketing rights, including the right to name the Grizzlies’ arena “FedEx Forum.” Pursuant to a separate 25-year agreement with HOOPS, the City of Memphis and Shelby County, FedEx has agreed to pay $2.5 million a year for the balance of the term if HOOPS terminates its lease for the arena after 17 years. FedEx also purchased $2 million of municipal bonds issued by the Memphis and Shelby County Sports Authority, the proceeds of which were used to finance a portion of the construction costs of the arena.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter(1)	Quarter(2)	Quarter	Quarter
2006
Revenues	$7,707	$8,090	$8,003	$8,494
Operating income	584	790	713	927
Net income	339	471	428	568
Basic earnings per common share(3)	1.12	1.55	1.41	1.86
Diluted earnings per common share(3)	1.10	1.53	1.38	1.82
2005
Revenues	$6,975	$7,334	$7,339	$7,715
Operating income	579	600	552	740
Net income	330	354	317	448
Basic earnings per common share(3)	1.10	1.18	1.05	1.48
Diluted earnings per common share(3)	1.08	1.15	1.03	1.46

(1)  Results for the first quarter of 2006 include a $79 million ($49 million, net of tax, or $0.16 per basic and diluted share) one-time, noncash charge to adjust the accounting for certain facility leases as described in Note 8.

(2)  Results for the second quarter of 2005 include $48 million ($31 million, net of tax, or $0.10 per basic and diluted share) related to the Airline Stabilization Act charge described in Note 1, as well as an $11 million ($0.04 per basic and diluted share) benefit from an income tax adjustment described in Note 12.

(3)  The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES.   While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. We had approximately $118 million of outstanding floating-rate borrowings at May 31, 2006, and $125 million of outstanding floating-rate borrowings at May 31, 2005. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As disclosed in Note 7 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) of $2.0 billion at May 31, 2006 and $2.3 billion at May 31, 2005. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $42 million as of May 31, 2006 and $44 million as of May 31, 2005. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

FOREIGN CURRENCY.   While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. During 2006 and 2005, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2006, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $135 million for 2007 (the comparable amount in the prior year was approximately $116 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

In practice, our experience is that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY.   We have market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by our fuel surcharges. Our fuel surcharges are closely linked to market prices for fuel. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

OTHER.   We do not purchase or hold any derivative financial instruments for trading purposes.

SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2006. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Report.

	2006(1)	2005(2)	2004(3)	2003	2002
	(In millions, except per share amounts and other operating data)
Operating Results
Revenues	$32,294	$29,363	$24,710	$22,487	$20,607
Operating income	3,014	2,471	1,440	1,471	1,321
Income before income taxes	2,899	2,313	1,319	1,338	1,160
Income before cumulative effect of change in accounting principle	1,806	1,449	838	830	725
Cumulative effect of change in accounting for goodwill(4)	—	—	—	—	(15)
Net income	$1,806	$1,449	$838	$830	$710
Per Share Data
Earnings per share:
Basic:
Income before cumulative effect of change in accounting principle	$5.94	$4.81	$2.80	$2.79	$2.43
Cumulative effect of change in accounting for goodwill(4)	—	—	—	—	(0.05)
	$5.94	$4.81	$2.80	$2.79	$2.38
Assuming dilution:
Income before cumulative effect of change in accounting principle	$5.83	$4.72	$2.76	$2.74	$2.39
Cumulative effect of change in accounting for goodwill(4)	—	—	—	—	(0.05)
	$5.83	$4.72	$2.76	$2.74	$2.34
Average shares of common stock outstanding	304	301	299	298	298
Average common and common equivalent shares outstanding	310	307	304	303	303
Cash dividends declared	$0.33	$0.29	$0.29	$0.15	$0.05
Financial Position
Property and equipment, net	$10,770	$9,643	$9,037	$8,700	$8,302
Total assets	22,690	20,404	19,134	15,385	13,812
Long-term debt, less current portion	1,592	2,427	2,837	1,709	1,800
Common stockholders’ investment	11,511	9,588	8,036	7,288	6,545
Other Operating Data
FedEx Express aircraft fleet	671	670	645	643	647
Average full-time equivalent employees and contractors	221,677	215,838	195,838	190,918	184,953

(1)  Results for 2006 include a $79 million ($49 million, net of tax, or $0.16 per share) one-time, noncash charge to adjust the accounting for certain facility leases. See Note 8 to the accompanying consolidated financial statements.

(2) Results for 2005 include $48 million ($31 million, net of tax, or $0.10 per diluted share) related to the Airline Stabilization Act charge. See Note 1 to the accompanying consolidated financial statements. Results for 2005 also include a $12 million or $0.04 per diluted share benefit from an income tax adjustment. See Note 12 to the accompanying consolidated financial statements.

(3)  Results for 2004 include $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs. See Note 5 to the accompanying consolidated financial statements. Additionally, FedEx Kinko’s financial results have been included from February 12, 2004 (the date of acquisition). See Note 3 to the accompanying consolidated financial statements. A $37 million, net of tax, or $0.12 per diluted share benefit related to a favorable ruling on an aircraft engine maintenance tax case and the reduction of our effective tax rate was also included in the 2004 results. See Note 12 to the accompanying consolidated financial statements.

(4)  Results for 2002 reflect our adoption of SFAS 142, “Goodwill and Other Intangible Assets.”  We recognized an adjustment of $25 million ($15 million, net of tax, or $0.05 per share) to reduce the carrying value of certain goodwill to its implied fair value.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2006 and 2005, and for each of the three years in the period ended May 31, 2006, and have issued our report thereon dated July 11, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Memphis, Tennessee July 11, 2006

SCHEDULE II

FEDEX EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2006, 2005, AND 2004
(In millions)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2006	$73	$121	$—		$114	(b)	$80
2005	$89	$101	$—		$117	(b)	$73
2004	$86	$106	$3	(a)	$106	(b)	$89
Allowance for Revenue Adjustments
2006	$52	$—	$489	(c)	$477	(d)	$64
2005	$62	$—	$406	(c)	$416	(d)	$52
2004	$63	$—	$353	(c)	$354	(d)	$62
Inventory Valuation Allowance:
2006	$142	$10	$—		$2		$150
2005	$124	$19	$—		$1		$142
2004	$101	$16	$10	(e)	$3		$124

(a)   Reserves assumed in connection with an acquisition.

(b)  Uncollectible accounts written off, net of recoveries.

(c)   Principally charged against revenue.

(d)  Service failures, rebills and other.

(e)   Reclassifications.

FEDEX CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31
	2006	2005	2004	2003	2002
Earnings:
Income before income taxes	$2,899	$2,313	$1,319	$1,338	$1,160
Add back:
Interest expense, net of capitalized interest	142	160	136	124	144
Amortization of debt issuance costs	5	6	7	4	4
Portion of rent expense representative of interest factor	842	800	712	713	710
Earnings as adjusted	$3,888	$3,279	$2,174	$2,179	$2,018
Fixed Charges:
Interest expense, net of capitalized interest	$142	$160	$136	$124	$144
Capitalized interest	33	22	11	16	27
Amortization of debt issuance costs	5	6	7	4	4
Portion of rent expense representative of interest factor	842	800	712	713	710
	$1,022	$988	$866	$857	$885
Ratio of Earnings to Fixed Charges	3.8	3.3	2.5	2.5	2.3

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Certificate of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation of FedEx, as amended. (Filed as Exhibit 3.1 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
3.2	Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
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

10.26

Twenty-Fifth Supplemental Lease Agreement dated as of April 1, 2005 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx’s FY05 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27

Twenty-Sixth Supplemental Lease Agreement dated as of September 1, 2005 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY06 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10	.28	Twenty-Seventh Supplemental Lease Agreement dated as of May 1, 2006 between the Authority and FedEx Express.
10.29

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

10.31

Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32

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

10.34

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

10.36

Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements
10.37

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

10.38

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

10.39

Amendment No. 1 dated December 20, 2005 to the Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY06 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.44

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

10.45

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

10.46

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

10.47

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

10.48

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

10.50

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

10.51

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

10.53

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

10.54

Amendments dated October 26, 2005 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY06 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10	.55

Sixth Addendum dated June 9, 2006 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

		Financing Agreement
10.56

Five-Year Credit Agreement dated as of July 20, 2005 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.)

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

10.58		Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)
10.59

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

10.60		Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.61

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

10.62		Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)
10.63

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

10.64

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

10.65

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

10.66

1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.67		Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.68

2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.69		Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.70

Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1995, 1997 and 2001 Restricted Stock Plans. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.	71

FedEx Corporation Incentive Stock Plan, as amended, and Forms of Stock Option and Restricted Stock Agreements pursuant to FedEx Corporation Incentive Stock Plan. (The FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference. The form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference. The form of restricted stock agreement was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference.)

10.72

Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans. (Filed as Exhibit 10.2 to FedEx Corporation’s FY2006 Third Quarter Report on Form 10-Q, and incorporated herein by reference).

10.73

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

10.74

FedEx Express’s Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.75

First Amendment dated as of March 1, 2000 to FedEx Express’s Retirement Parity Pension Plan. (Filed as Exhibit 10.67 to FedEx’s FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)

10.76

Joint Amendment dated as of May 31, 2003 to FedEx Express’s Retirement Parity Pension Plan and FedEx Ground’s 401(a)(17) Benefit Plan and Excess Benefit Plan. (Filed as Exhibit 10.68 to FedEx’s FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)

10.77

Third Amendment dated as of June 1, 2003 to the FedEx Corporation Retirement Parity Pension Plan (see Exhibit 10.78 for name change). (Filed as Exhibit 10.76 to FedEx’s FY2004 Annual Report on Form 10-K, and incorporated herein by reference.)

10.78

Amendment dated December 5, 2004 to the FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.1 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10	.79	Compensation Arrangements with Executive Officers.
*10	.80	Compensation Arrangements with Outside Directors.
10.81		FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
*10	.82	Consulting Agreement dated May 25, 2006 between Daniel J. Sullivan and FedEx Ground.
*10	.83

Confidentiality, Non-Solicitation and Non-Competition Agreement dated January 27, 1998 by and among Daniel J. Sullivan, Caliber, FedEx Express, FedEx Ground (formerly known as RPS, Inc.) and FedEx Corporation (formerly known as FDX Corporation).

*10	.84

First Amendment dated April 3, 2000 to the Confidentiality, Non-Solicitation and Non-Competition Agreement dated January 27, 1998 by and among Daniel J. Sullivan, Caliber, FedEx Express, FedEx Ground (formerly known as RPS, Inc.) and FedEx Corporation (formerly known as FDX Corporation).

10.85

Form of Management Retention Agreement, dated December 2004, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Kenneth A. May, Christine P. Richards and Daniel J. Sullivan. (Filed as Exhibit 10.2 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

		Other Exhibits
*12		Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 112 of this Annual Report on Form 10-K).
*21		Subsidiaries of Registrant.
*23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24		Powers of Attorney.
*31	.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.