Form 10-K/A
period 2006-05-31
FEDEX CORP
filed 2006-08-02
CIK 1048911

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

EXPLANATORY NOTE

FedEx Corporation (“FedEx”) hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 2006 (the “Form 10-K”) (filed on July 14, 2006) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Form 10-K/A”).

This Form 10-K/A is being filed solely to correct an EDGAR conversion error in Item 8 of the Form 10-K. Specifically, the EDGAR filing agent inadvertently added an extra row entitled “Kinko’s trade name” to the first table in Note 4: “Goodwill and Intangibles” of the Notes to Consolidated Financial Statements (on page 85 of the Form 10-K), which presents the carrying amount of goodwill attributable to each reportable operating segment and changes therein. Accordingly, we have deleted the extra row from the table.

No other changes are being made to the Form 10-K by means of this Form 10-K/A.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 11, 2006 thereon, are presented on pages 5 through 40 of this Form 10-K/A.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)  Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 11, 2006 thereon, are presented on pages 5 through 40 of this Form 10-K/A.

(a)(3)     Exhibits

See the Exhibit Index on page E-1 for a list of the exhibits being filed or furnished with or incorporated by reference into this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

Dated: August 2, 2006	By:	/s/ JOHN L. MERINO
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