Form 10-Q
period 2006-08-31
FEDEX CORP
filed 2006-09-25
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-15829
FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1721435 (I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (ZIP Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at September 18, 2006 306,633,491

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2006 and May 31, 2006	3-4

Condensed Consolidated Statements of Income Three Months Ended August 31, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2006 and 2005	6

Notes to Condensed Consolidated Financial Statements	7-22

Report of Independent Registered Public Accounting Firm	23

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24-42

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43

ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	44

ITEM 1A. Risk Factors	44

ITEM 4. Submission of Matters to a Vote of Security Holders	44

ITEM 6. Exhibits	45

Signature	46

Exhibit Index	E-1
Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
ASSETS

	August 31,
	2006	May 31,
	(Unaudited)	2006
CURRENT ASSETS
Cash and cash equivalents	$2,690	$1,937
Receivables, less allowances of $138 and $144	3,624	3,516
Spare parts, supplies and fuel, less allowances of $152 and $150	320	308
Deferred income taxes	536	539
Prepaid expenses and other	172	164

Total current assets	7,342	6,464
PROPERTY AND EQUIPMENT, AT COST	24,724	24,074
Less accumulated depreciation and amortization	13,609	13,304

Net property and equipment	11,115	10,770
OTHER LONG-TERM ASSETS
Goodwill	2,825	2,825
Prepaid pension cost	1,351	1,349
Intangible and other assets	1,245	1,282

Total other long-term assets	5,421	5,456

	$23,878	$22,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	August 31,
	2006	May 31,
	(Unaudited)	2006
CURRENT LIABILITIES
Current portion of long-term debt	$1,130	$850
Accrued salaries and employee benefits	1,025	1,325
Accounts payable	1,875	1,908
Accrued expenses	1,593	1,390

Total current liabilities	5,623	5,473
LONG-TERM DEBT, LESS CURRENT PORTION	2,090	1,592
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,369	1,367
Pension, postretirement healthcare and other benefit obligations	953	944
Self-insurance accruals	715	692
Deferred lease obligations	660	658
Deferred gains, principally related to aircraft transactions	365	373
Other liabilities	82	80

Total other long-term liabilities	4,144	4,114
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 307 million shares issued as of August 31, 2006 and 306 million shares issued as of May 31, 2006	31	31
Additional paid-in capital	1,500	1,438
Retained earnings	10,516	10,068
Accumulated other comprehensive loss	(24)	(24)
Treasury stock, at cost	(2)	(2)

Total common stockholders’ investment	12,021	11,511

	$23,878	$22,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2006	2005
REVENUES	$8,545	$7,707
OPERATING EXPENSES:
Salaries and employee benefits	3,285	3,062
Purchased transportation	896	771
Rentals and landing fees	570	665
Depreciation and amortization	399	370
Fuel	941	728
Maintenance and repairs	515	468
Other	1,155	1,059

	7,761	7,123

OPERATING INCOME	784	584
OTHER INCOME (EXPENSE):
Interest, net	(9)	(24)
Other, net	(5)	(11)

	(14)	(35)

INCOME BEFORE INCOME TAXES	770	549
PROVISION FOR INCOME TAXES	295	210

NET INCOME	$475	$339

EARNINGS PER COMMON SHARE:
Basic	$1.55	$1.12

Diluted	$1.53	$1.10

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2006	2005
Operating Activities:
Net income	$475	$339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	399	368
Provision for uncollectible accounts	29	29
Lease accounting charge	—	79
Deferred income taxes and other noncash items	13	(31)
Changes in operating assets and liabilities:
Receivables	(138)	(3)
Other current assets	(13)	7
Accounts payable and other operating liabilities	(85)	(82)
Other, net	(15)	77

Net cash provided by operating activities	665	783
Investing Activities:
Capital expenditures	(699)	(671)
Proceeds from asset dispositions	5	1

Net cash used in investing activities	(694)	(670)
Financing Activities:
Proceeds from debt issuance	999	—
Principal payments on debt	(221)	(95)
Proceeds from stock issuances	30	18
Excess tax benefit on the exercise of stock options	6	—
Dividends paid	(28)	(24)
Other, net	(4)	—

Net cash provided by (used in) financing activities	782	(101)

Net increase in cash and cash equivalents	753	12
Cash and cash equivalents at beginning of period	1,937	1,039

Cash and cash equivalents at end of period	$2,690	$1,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended May 31, 2006 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2006 and the results of our operations and cash flows for the three-month periods ended August 31, 2006 and 2005. Operating results for the three-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In August 2006, FedEx Express and the pilots’ union reached a tentative agreement on a new labor contract. The proposed new contract includes signing bonuses and other compensation that would result in a charge in the period of ratification of approximately $145 million. Contract ratification is expected during the second quarter of 2007 but cannot be assured. If ratified, the new four-year contract will become amendable in 2010.
DIVIDENDS DECLARED PER COMMON SHARE. On August 18, 2006, our Board of Directors declared a dividend of $0.09 per share of common stock. The dividend will be paid on October 2, 2006 to stockholders of record as of the close of business on September 11, 2006. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
BUSINESS ACQUISITIONS. On September 3, 2006, we acquired the less-than-truckload (“LTL”) operations of Watkins Motor Lines (“Watkins”), a privately held company, and certain affiliates for approximately $780 million in cash. Watkins is a leading provider of long-haul LTL services. Watkins is being rebranded as FedEx National LTL and will be included in the FedEx Freight segment commencing in the second quarter of 2007.
On January 24, 2006, FedEx Express entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly-owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed during 2007, subject to customary closing conditions. The financial results of this transaction will be included in the FedEx Express segment from the date of acquisition.
LEASE ADJUSTMENT. Our results for the first quarter of 2006 included a noncash charge of $79 million ($49 million after tax or $0.16 per diluted share), which represented the impact on prior years to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. The new rules will be effective for FedEx in 2008. We are evaluating this interpretation, but do not presently anticipate its adoption will have a material impact on our financial statements.
(2) Stock Compensation
On June 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, we applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of our common stock at the date of grant.
We adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.
Our total share-based compensation expense was $31 million for the three months ended August 31, 2006. The impact of adopting SFAS 123R was approximately $22 million ($16 million, net of tax) or $0.05 per basic and diluted share, which is not material to earnings or cash flows for the quarter. A comparable amount would have been recognized in the first quarter of 2006 had these accounting rules been applied.

For the three months ended August 31, 2005, stock option compensation expense, pro forma net income and basic and diluted earnings per common share, if determined under SFAS 123 at fair value using the Black-Scholes method, would have been as follows (in millions, except for per share amounts):

Net income, as reported	$339
Add: Stock compensation included in reported net income, net of tax	(1)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	11

Pro forma net income	$327

Earnings per common share:
Basic — as reported	$1.12

Basic — pro forma	$1.08

Diluted — as reported	$1.10

Diluted — pro forma	$1.06

We use the Black-Scholes option pricing model to calculate the fair value of stock options. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our income statement. The intrinsic value of options exercised during the first quarter of 2007 was $33 million.
For unvested stock options and restricted stock awards granted prior to June 1, 2006, the terms of these awards provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the remaining service or vesting period. This provision was removed from all stock option awards granted subsequent to May 31, 2006.
As of August 31, 2006, there was $192 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately four years.
The key terms of the stock options and restricted stock granted under our incentive stock plans are set forth in our Annual Report. At August 31, 2006, there were 6,408,749 shares available for future grants under these plans.

Following is a table of the key weighted-average assumptions used in the valuation calculations under both SFAS 123R and SFAS 123 for the options granted during the periods presented. See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended
	August 31,
	2006	2005
Expected lives	5 years	5 years
Expected volatility	22%	25%
Risk-free interest rate	4.99%	3.68%
Dividend yield	0.299%	0.323%
Forfeiture rate	8%	8%
The following table summarizes information about stock option and restricted stock activity for the three months ended August 31, 2006:

	Stock Options Outstanding			Restricted Stock
		Weighted-
		average
	Shares	exercise price	Fair Value	Shares	Fair Value
Outstanding at June 1, 2006	17,099,526	$60.82	$307,436,781	583,106	$44,941,947
Granted	1,644,965	110.33	52,775,290	161,857	17,843,307
Exercised	(565,074)	53.57	(9,174,511)	(241,266)	(16,631,329)
Forfeited	(57,080)	76.97	(1,242,232)	(1,099)	(95,294)

Outstanding at August 31, 2006	18,122,337	65.53	$349,795,328	502,598	$46,058,631

The options granted in the three months ended August 31, 2006 are primarily related to our principal annual stock option grant in June 2006. The weighted-average Black-Scholes value of these grants under the assumptions indicated above was $32.08 per option.
The following table summarizes information about vested and nonvested stock options as of June 1, 2006 and August 31, 2006:

	June 1, 2006		August 31, 2006
	Shares	Fair Value	Shares	Fair Value
Vested	9,665,894	$144,823,786	11,778,653	$189,087,443
Nonvested	7,433,632	162,612,995	6,343,684	160,707,885

Total	17,099,526	$307,436,781	18,122,337	$349,795,328

During the three months ended August 31, 2006, 2,677,833 stock options vested with a fair value of $53 million.
Total equity compensation shares outstanding or available for grant at August 31, 2006 represented 7.8% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

The following table summarizes information regarding stock options outstanding as of August 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$15.34 - 22.16	62,874	1.7 years	$16.85		62,874	$16.85
23.81 - 35.69	1,632,761	1.5 years	30.17		1,632,761	30.17
35.89 - 53.77	5,181,650	4.9 years	44.69		5,172,150	44.68
55.94 - 83.73	6,212,200	6.6 years	66.68		4,123,294	64.80
84.57 - 117.59	5,032,852	9.1 years	97.62		787,674	90.07

$15.34 - 117.59	18,122,337	6.3 years	$65.53	$636,184,069	11,778,753	$52.60	$565,755,727

(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2006	2005
Net income	$475	$339
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 in 2005	—	5

Comprehensive income	$475	$344

(4) Financing Arrangements
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At August 31, 2006, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.
On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating rate notes totaling $500 million due in August 2007 and fixed rate notes totaling $500 million due in August 2009. The floating rate notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 0.08%, reset on a quarterly basis. At August 31, 2006, the floating interest rate was 5.58%. The fixed rate notes bear interest at an annual rate of 5.5%, payable semi-annually. We are using the net proceeds for working capital and general corporate purposes, including the funding of acquisitions.

(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2006	2005
Net income	$475	$339

Weighted-average shares of common stock outstanding	306	303
Common equivalent shares:
Assumed exercise of outstanding dilutive options	17	17
Less shares repurchased from proceeds of assumed exercise of options	(13)	(12)

Weighted-average common and common equivalent shares outstanding	310	308

Basic earnings per common share	$1.55	$1.12

Diluted earnings per common share	$1.53	$1.10

We have excluded from the calculation of diluted earnings per share approximately 1.7 million antidilutive options for the three months ended August 31, 2006 and approximately 3.2 million antidilutive options for the three months ended August 31, 2005, as the exercise price of these options was greater than the average market price of common stock for the period.
(6) Employee Benefit Plans
We sponsor defined benefit pension plans covering a majority of our employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service. Certain of our subsidiaries also offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 was as follows (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2006	2005	2006	2005
Service cost	$132	$119	$8	$10
Interest cost	177	161	7	8
Expected return on plan assets	(232)	(203)	—	—
Recognized actuarial losses/(gains)	34	26	(1)	—
Amortization of prior service cost	3	3	—	—

	$114	$106	$14	$18

We made tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $100 million during the first quarter of 2007, and made no contributions during the first quarter of 2006. On September 1, 2006, we made additional tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $382 million. On September 1, 2005, we made tax-deductible voluntary contributions totaling $456 million to our qualified U.S. domestic pension plans.

(7) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies operating independently, competing collectively and managed collaboratively under the respected FedEx brand. Our operations are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of LTL freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These businesses form the core of our reportable segments. Management evaluates segment financial performance based on operating income.
FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these functions are allocated based on metrics such as relative revenues or estimated services provided. We also allocate costs for administrative functions provided between operating companies and certain other costs such as costs associated with services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the cost of providing these functions.
Effective June 1, 2006, we moved the credit, collections and customer service functions with responsibility for FedEx Express and FedEx Ground customer information from FedEx Express into a newly formed subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”). Also, effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The costs of providing these customer service functions and the net operating costs of FedEx Global Supply Chain Services are allocated back to the FedEx Express and FedEx Ground segments. Prior year amounts have not been reclassified to conform to the current year segment presentation as the financial results of all segments are materially comparable.
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

As of August 31, 2006, our reportable segments included the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services)
FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx SmartPost (small-parcel consolidator)
FedEx Freight Segment	FedEx Freight (regional LTL freight transportation) FedEx Custom Critical (time-critical transportation) Caribbean Transportation Services (airfreight forwarding)
FedEx Kinko’s Segment	FedEx Kinko’s (document solutions and business services)
The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended
	August 31,
	2006	2005
Revenue
FedEx Express segment	$5,640	$5,122
FedEx Ground segment	1,417	1,219
FedEx Freight segment	1,013	892
FedEx Kinko’s segment	504	517
Other and eliminations	(29)	(43)

	$8,545	$7,707

Operating Income
FedEx Express segment (1)	$467	$285
FedEx Ground segment	157	148
FedEx Freight segment	150	135
FedEx Kinko’s segment	10	16
Other and eliminations	—	—

	$784	$584

(1)	FedEx Express segment results for the three months ended August 31, 2005 include a $75 million noncash charge to adjust the accounting for certain facility leases.

(8) Commitments
As of August 31, 2006, our purchase commitments for the remainder of 2007 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other (2)	Total
2007 (remainder)	$149	$101	$753	$1,003
2008	431	113	217	761
2009	480	61	159	700
2010	659	67	104	830
2011	460	66	70	596
Thereafter	157	8	218	383

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts.
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
FedEx Express is committed to purchase certain aircraft. Deposits and progress payments of $63 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of our aircraft purchase commitments as of August 31, 2006 with the year of expected delivery by type:

	A300	A380	Total
2007 (remainder)	4	—	4
2008	9	—	9
2009	4	2	6
2010	—	4	4
2011	—	3	3
Thereafter	—	1	1

Total	17	10	27

A summary of future minimum lease payments under capital leases at August 31, 2006 is as follows (in millions):

2007 (remainder)	$17
2008	100
2009	12
2010	97
2011	8
Thereafter	144

378
Less amount representing interest	70

Present value of net minimum lease payments	$308

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at August 31, 2006 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007 (remainder)	$495	$802	$1,297
2008	586	935	1,521
2009	555	775	1,330
2010	544	606	1,150
2011	526	486	1,012
Thereafter	3,934	2,962	6,896

	$6,640	$6,566	$13,206

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
To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs in Foster represent a class of hourly FedEx Express employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling in December 2004 granting class certification on all issues. In February 2006, the parties reached a settlement that received final approval from the court on September 18, 2006. FedEx Express denies liability in this matter, but entered into the settlement to avoid the cost and uncertainty of further litigation. The amount of the settlement was fully accrued at the end of the third quarter of 2006 and is not material to FedEx.

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
On May 24, 2006, a jury ruled against FedEx Ground in Issa & Rizkallah v. FedEx Ground, a California state court lawsuit brought in July 2001 by two independent contractors who allege, among other things, that a FedEx Ground manager harassed and discriminated against them based upon their national origin. The jury awarded the two plaintiffs a total of $60 million (which includes $50 million of punitive damages), plus attorney’s fees and other litigation expenses. On September 5, 2006, the trial court reduced the total damage award to approximately $12 million (which includes over $10 million of punitive damages), plus attorney’s fees and other litigation expenses in an amount to be determined later. If the plaintiffs do not consent to the reduction of damages by October 5, 2006, FedEx Ground will be entitled to a new trial on the issue of damages. Based on the court’s ruling, we no longer believe that it is reasonably possible we could incur a material loss on this matter.
Independent Contractor. FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. These matters include Estrada v. FedEx Ground, a class action involving single work area contractors that was filed in California state court. Although the trial court has granted some of the plaintiffs’ claims for relief in Estrada ($18 million, inclusive of attorney’s fees, plus equitable relief), we expect to prevail on appeal. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. On August 10, 2005, the Judicial Panel on Multi-District Litigation granted our motion to transfer and consolidate the majority of the class-action lawsuits for administration of the pre-trial proceedings by a single federal court — the U.S. District Court for the Northern District of Indiana. We strongly believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that we will prevail in these proceedings. Given the nature and preliminary status of these claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
FedEx Ground is also involved in several lawsuits, including two purported class actions, that claim that the drivers of the company’s independent contractors were jointly employed by the contractor and FedEx Ground. We strongly believe that FedEx Ground is not an employer of these drivers and that we will prevail in these proceedings. Given the nature and preliminary status of these claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(10) Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2006	2005
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$37	$44
Income taxes	125	27
(11) Condensed Consolidating Financial Statements
On August 2, 2006, we released certain subsidiary guarantors from their respective guarantees of our public debt. As a result, we are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) to continue to be exempt from reporting under the Securities Exchange Act of 1934.
The guarantor subsidiaries, which are wholly-owned by FedEx, guarantee approximately $2.2 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
August 31, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,360	$150	$180	$—	$2,690
Receivables, less allowances	—	2,945	700	(21)	3,624
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	6	436	50	—	492
Deferred income taxes	—	519	17	—	536

Total current assets	2,366	4,050	947	(21)	7,342
PROPERTY AND EQUIPMENT, AT COST	22	23,047	1,655	—	24,724
Less accumulated depreciation and amortization	12	12,689	908	—	13,609

Net property and equipment	10	10,358	747	—	11,115
INTERCOMPANY RECEIVABLE	—	454	1,497	(1,951)	—
GOODWILL	—	2,675	150	—	2,825
PREPAID PENSION COST	1,313	19	19	—	1,351
INVESTMENT IN SUBSIDIARIES	12,775	2,148	—	(14,923)	—
OTHER ASSETS	78	516	684	(33)	1,245

	$16,542	$20,220	$4,044	$(16,928)	$23,878

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,000	$130	$—	$—	$1,130
Accrued salaries and employee benefits	26	872	127	—	1,025
Accounts payable	35	1,564	297	(21)	1,875
Accrued expenses	40	1,424	129	—	1,593

Total current liabilities	1,101	3,990	553	(21)	5,623
LONG-TERM DEBT, LESS CURRENT PORTION	1,248	842	—	—	2,090
INTERCOMPANY PAYABLE	1,951	—	—	(1,951)	—
OTHER LIABILITIES
Deferred income taxes	—	1,144	258	(33)	1,369
Other liabilities	228	2,471	76	—	2,775

Total other long-term liabilities	228	3,615	334	(33)	4,144
STOCKHOLDERS’ INVESTMENT	12,014	11,773	3,157	(14,923)	12,021

	$16,542	$20,220	$4,044	$(16,928)	$23,878

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,679	$114	$144	$—	$1,937
Receivables, less allowances	—	2,864	681	(29)	3,516
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	7	423	42	—	472
Deferred income taxes	—	522	17	—	539

Total current assets	1,686	3,923	884	(29)	6,464
PROPERTY AND EQUIPMENT, AT COST	22	22,430	1,622	—	24,074
Less accumulated depreciation and amortization	12	12,410	882	—	13,304

Net property and equipment	10	10,020	740	—	10,770
INTERCOMPANY RECEIVABLE	—	680	1,399	(2,079)	—
GOODWILL	—	2,675	150	—	2,825
PREPAID PENSION COST	1,310	18	21	—	1,349
INVESTMENT IN SUBSIDIARIES	12,301	2,093	—	(14,394)	—
OTHER ASSETS	69	571	675	(33)	1,282

	$15,376	$19,980	$3,869	$(16,535)	$22,690

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$700	$150	$—	$—	$850
Accrued salaries and employee benefits	50	1,107	168	—	1,325
Accounts payable	33	1,594	310	(29)	1,908
Accrued expenses	37	1,221	132	—	1,390

Total current liabilities	820	4,072	610	(29)	5,473
LONG-TERM DEBT, LESS CURRENT PORTION	749	843	—	—	1,592
INTERCOMPANY PAYABLE	2,079	—	—	(2,079)	—
OTHER LIABILITIES
Deferred income taxes	—	1,143	257	(33)	1,367
Other liabilities	226	2,447	74	—	2,747

Total other long-term liabilities	226	3,590	331	(33)	4,114
STOCKHOLDERS’ INVESTMENT	11,502	11,475	2,928	(14,394)	11,511

	$15,376	$19,980	$3,869	$(16,535)	$22,690

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended August 31, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,468	$1,162	$(85)	$8,545
OPERATING EXPENSES:
Salaries and employee benefits	27	2,870	388	—	3,285
Purchased transportation	—	729	174	(7)	896
Rentals and landing fees	—	514	56	—	570
Depreciation and amortization	—	362	37	—	399
Fuel	—	904	37	—	941
Maintenance and repairs	—	497	18	—	515
Intercompany charges, net	(50)	(31)	81	—	—
Other	23	1,037	173	(78)	1,155

	—	6,882	964	(85)	7,761

OPERATING INCOME	—	586	198	—	784
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	475	125	—	(600)	—
Interest, net	1	(10)	—	—	(9)
Intercompany charges, net	1	(9)	8	—	—
Other, net	(2)	(1)	(2)	—	(5)

INCOME BEFORE INCOME TAXES	475	691	204	(600)	770
Provision for income taxes	—	237	58	—	295

NET INCOME	$475	$454	$146	$(600)	$475

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended August 31, 2005

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$6,773	$1,014	$(80)	$7,707
OPERATING EXPENSES:
Salaries and employee benefits	17	2,701	344	—	3,062
Purchased transportation	—	625	150	(4)	771
Rentals and landing fees	1	610	54	—	665
Depreciation and amortization	1	333	36	—	370
Fuel	—	700	28	—	728
Maintenance and repairs	—	452	16	—	468
Intercompany charges, net	(36)	(32)	68	—	—
Other	17	953	165	(76)	1,059

	—	6,342	861	(80)	7,123

OPERATING INCOME	—	431	153	—	584
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	339	80	—	(419)	—
Interest, net	(16)	(8)	—	—	(24)
Intercompany charges, net	20	(23)	3	—	—
Other, net	(4)	(3)	(4)	—	(11)

INCOME BEFORE INCOME TAXES	339	477	152	(419)	549
Provision for income taxes	—	168	42	—	210

NET INCOME	$339	$309	$110	$(419)	$339

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended August 31, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$123	$474	$68	$—	$665
INVESTING ACTIVITIES
Capital expenditures	—	(655)	(44)	—	(699)
Proceeds from asset dispositions	—	1	4	—	5

CASH USED IN INVESTING ACTIVITIES	—	(654)	(40)	—	(694)
FINANCING ACTIVITIES
Net transfers (to) from Parent	(245)	237	8	—	—
Proceeds from debt issuance	999	—	—	—	999
Principal payments on debt	(200)	(21)	—	—	(221)
Proceeds from stock issuances	30	—	—	—	30
Excess tax benefit on the exercise of stock options	6	—	—	—	6
Dividends paid	(28)	—	—	—	(28)
Other, net	(4)	—	—	—	(4)

CASH PROVIDED BY FINANCING ACTIVITIES	558	216	8	—	782

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	681	36	36	—	753
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$2,360	$150	$180	$—	$2,690

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended August 31, 2005

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$241	$493	$49	$—	$783
INVESTING ACTIVITIES
Capital expenditures	(2)	(619)	(50)	—	(671)
Proceeds from asset dispositions	—	1	—	—	1

CASH USED IN INVESTING ACTIVITIES	(2)	(618)	(50)	—	(670)
FINANCING ACTIVITIES
Net transfers (to) from Parent	(183)	201	(18)	—	—
Principal payments on debt	—	(95)	—	—	(95)
Proceeds from stock issuances	18	—	—	—	18
Dividends paid	(24)	—	—	—	(24)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(189)	106	(18)	—	(101)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	50	(19)	(19)	—	12
Cash and cash equivalents at beginning of period	742	151	146	—	1,039

Cash and cash equivalents at end of period	$792	$132	$127	$—	$1,051

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2006, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 11, 2006 (except Note 22, as to which the date is August 2, 2006), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 20, 2006

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report for the year ended May 31, 2006. Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as our detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.
FedEx provides a broad portfolio of transportation, e-commerce and business services through companies operating independently, competing collectively and managed collaboratively under the respected FedEx brand. These operating companies are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight, a leading U.S. provider of less than truckload (“LTL”) freight services; and FedEx Kinko’s, a leading provider of document solutions and business services. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion.
The key indicators necessary to understand our operating results include:
•	the overall customer demand for our various services;
•	the volumes of transportation and business services provided through our networks, primarily measured by our average daily volume and shipment weight;
•	the mix of services purchased by our customers;
•	the prices we obtain for our services, primarily measured by average price per shipment (yield);
•	our ability to manage our cost structure for capital expenditures and operating expenses and to match our cost structure to shifting volume levels; and
•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments mean, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three months ended August 31:

			Percent
	2006	2005(1)	Change
Revenues	$8,545	$7,707	11
Operating income	784	584	34
Operating margin	9.2%	7.6%	160	bp
Net income	$475	$339	40

Diluted earnings per share	$1.53	$1.10	39

(1)	Operating expenses for the three months ended August 31, 2005 include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express, which reduced operating margin by 103 basis points.
The following table shows changes in revenues and operating income by reportable segment for the three months ended August 31, 2006 compared to 2005 (in millions):

	Revenues		Operating Income
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change
FedEx Express segment (1)	$518	10	$182	64
FedEx Ground segment	198	16	9	6
FedEx Freight segment	121	14	15	11
FedEx Kinko’s segment	(13)	(3)	(6)	(38)
Other and Eliminations	14	NM	—	NM

	$838	11	$200	34

(1)	FedEx Express operating expenses for the three months ended August 31, 2005 include a $75 million charge to adjust the accounting for certain facility leases.

The following table shows selected operating statistics (in thousands, except yield amounts) for the three months ended August 31:

			Percent
	2006	2005	Change
Average daily package volume (ADV):
FedEx Express	3,194	3,233	(1)
FedEx Ground	2,926	2,586	13

Total ADV	6,120	5,819	5

Average daily LTL shipments:
FedEx Freight	70	65	8
Revenue per package (yield):
FedEx Express	$23.04	$20.80	11
FedEx Ground	7.13	6.92	3
LTL yield (revenue per hundredweight):
FedEx Freight	$17.90	$16.55	8
Revenue growth for the first quarter of 2007 was primarily attributable to yield improvement across all of our transportation segments, volume growth at FedEx Ground and FedEx Freight and package volume growth in our International Priority (“IP”) services at FedEx Express. Yield improvements were principally due to higher fuel surcharges and rate increases. Volume increases at FedEx Ground resulted from increases in both commercial business and FedEx Home Delivery service, which helped mitigate the impact of domestic volume declines at FedEx Express. Shipment volumes grew 8% at FedEx Freight in the first quarter of 2007, while IP package volumes at FedEx Express grew 6% for the quarter. Revenues at FedEx Kinko’s decreased during the first quarter of 2007 primarily due to a continued competitive environment for copy services.
Operating income increased in the first quarter of 2007 primarily due to revenue growth and improved margins at FedEx Express and was slightly offset by reduced operating income at FedEx Kinko’s. Effective cost controls and revenue management actions contributed to increased operating margin at FedEx Express in the first quarter of 2007. FedEx Express operating income in the first quarter of 2006 included a $75 million charge described below.
While fuel costs increased approximately 30% during the first quarter of 2007, fuel surcharges were sufficient to mitigate the effect of higher fuel costs on our operating results based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2007 and 2006 in the following discussions of each of our transportation segments.
Our results for the first quarter of 2006 included a noncash charge of $79 million ($49 million after tax or $0.16 per diluted share), which represented the impact on prior years to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
Net interest expense decreased during the first quarter of 2007 primarily due to scheduled debt payments and increased interest income from higher cash balances and an increase in interest rates.

Our effective tax rate was 38.3% for both the first quarter of 2007 and 2006. We expect the effective tax rate to be 38.0% to 38.5% for the remainder of 2007. The actual rate will depend on a number of factors, including the amount and source of operating income.
Business Acquisitions
On September 3, 2006, we acquired the LTL operations of Watkins Motor Lines (“Watkins”), a privately held company, and certain affiliates for approximately $780 million in cash. Watkins is a leading provider of long-haul LTL services. Watkins is being rebranded as FedEx National LTL and will be included in the FedEx Freight segment commencing in the second quarter of 2007.
In January 2006, FedEx Express entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly-owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed during 2007, subject to customary closing conditions. The financial results of this transaction will be included in the FedEx Express segment from the date of acquisition.
Outlook
While our growth rate is expected to moderate in comparison to our strong growth in 2006, we expect revenue and earnings improvement across all transportation segments in 2007. Our outlook is based on solid global economic growth, with the U.S. economy growing at a moderate, sustainable rate. We anticipate revenue growth in our high-margin services, productivity improvements and continued focus on yield management.
We anticipate growth in total U.S. domestic package volumes and yields, as well as continued growth in FedEx Express IP shipments and yields. We also anticipate year-over-year increases in volumes and yields at FedEx Freight as that segment continues to expand its LTL network and service offerings.
FedEx Kinko’s will focus on key strategies related to adding new locations, improving customer service and increasing investments in employee development and training, which we expect to result in decreased profitability in the short-term. In the first quarter of 2007, FedEx Kinko’s announced the model for new centers, which will be approximately one-third the size of a traditional center and will include enhanced pack-and-ship stations and a doubling of the number of office products offered. FedEx Kinko’s plans to open approximately 200 new centers across the United States during 2007, which will bring the total number of domestic centers to over 1,500.
We expect to continue to make investments to expand our networks and broaden our service offerings, in part through the integration and expansion of FedEx National LTL and our investments overseas. We anticipate that our new FedEx National LTL business will extend our leadership position in the heavy freight sector and provide new growth opportunities for our LTL operations in 2007 and beyond.
On September 25, 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757 aircraft. The impact to 2007 of this program has been reflected in our expected 2007 capital expenditures of approximately $3 billion.
All of our transportation businesses operate in a competitive pricing environment, exacerbated by continuing high fuel prices. While our fuel surcharges have been sufficient to offset increased fuel prices, we cannot predict the impact on the overall economy if fuel costs significantly fluctuate from current levels. Volatility in fuel costs may also impact quarterly earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to FedEx Express and FedEx Ground fuel surcharges can significantly affect earnings in the short-term.
The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In August 2006, FedEx Express and the pilots’ union reached a tentative agreement on a new labor contract. The proposed new contract includes signing bonuses and other compensation that would result in a charge in the period of ratification of approximately $145 million. Contract ratification is expected during the second quarter of 2007 but cannot be assured. If ratified, the new four-year contract will become amendable in 2010.
In July 2006, FedEx Express entered into a new seven-year transportation agreement with the United States Postal Service (“USPS”) under which FedEx Express will continue to provide domestic air transportation services to the USPS, including for its First Class, Priority and Express Mail. The agreement is expected to generate more than $8 billion in revenue for FedEx Express over its term, which begins on September 25, 2006, and ends on September 30, 2013. The agreement will replace the existing seven-year transportation agreement between FedEx Express and the USPS.
See “Forward-Looking Statements” for a discussion of potential risks and uncertainties that could materially affect our future performance.
NEW ACCOUNTING PRONOUNCEMENTS
On June 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. We adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated. The adoption of SFAS 123R reduced earnings for the first quarter of 2007 by $0.05 per diluted share. For additional information on the impact of the adoption of SFAS 123R, refer to Note 2 in the accompanying unaudited condensed consolidated financial statements.
The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. The new rules will be effective for FedEx in 2008. We are evaluating this interpretation, but do not presently anticipate its adoption will have a material impact on our financial statements.
REPORTABLE SEGMENTS
FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s form the core of our reportable segments. As of August 31, 2006, our reportable segments included the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services)
FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx SmartPost (small-parcel consolidator)
FedEx Freight Segment	FedEx Freight (regional LTL freight transportation) FedEx Custom Critical (time-critical transportation) Caribbean Transportation Services (airfreight forwarding)
FedEx Kinko’s Segment	FedEx Kinko’s (document solutions and business services)

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
Effective June 1, 2006, we moved the credit, collections and customer service functions with responsibility for FedEx Express and FedEx Ground customer information from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”). Also, effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The costs of providing these customer service functions and the net operating costs of FedEx Global Supply Chain Services are allocated back to the FedEx Express and FedEx Ground segments. Prior year amounts have not been reclassified to conform to the current year segment presentation as the financial results are materially comparable.
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2006	2005	Change
Revenues:
Package:
U.S. overnight box	$1,654	$1,560	6
U.S. overnight envelope	511	489	4
U.S. deferred	705	687	3

Total U.S. domestic package revenue	2,870	2,736	5
International Priority (IP)	1,914	1,634	17

Total package revenue	4,784	4,370	9
Freight:
U.S.	607	505	20
International	104	105	(1)

Total freight revenue	711	610	17
Other (1)	145	142	2

Total revenues	5,640	5,122	10
Operating expenses:
Salaries and employee benefits	2,002	1,971	2
Purchased transportation	263	241	9
Rentals and landing fees	398	483	(18)
Depreciation and amortization	205	193	6
Fuel	798	628	27
Maintenance and repairs	398	361	10
Intercompany charges	510	358	42
Other	599	602	—

Total operating expenses (2)	5,173	4,837	7

Operating income	$467	$285	64

Operating margin	8.3%	5.6%	270	bp

(1)	Other revenues includes FedEx Trade Networks.

(2)	Operating expenses for the three months ended August 31, 2005 include a $75 million charge, primarily recorded in rentals and landing fees, to adjust the accounting for certain facility leases, which reduced operating margin by 146 basis points.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2006	2005	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,166	1,180	(1)
U.S. overnight envelope	703	711	(1)
U.S. deferred	855	897	(5)

Total U.S. domestic ADV	2,724	2,788	(2)
IP	470	445	6

Total ADV	3,194	3,233	(1)

Revenue per package (yield):
U.S. overnight box	$21.83	$20.34	7
U.S. overnight envelope	11.19	10.57	6
U.S. deferred	12.69	11.78	8
U.S. domestic composite	16.21	15.10	7
IP	62.58	56.54	11
Composite package yield	23.04	20.80	11
Freight Statistics (1)
Average daily freight pounds:
U.S.	9,374	8,885	6
International	1,899	2,039	(7)

Total average daily freight pounds	11,273	10,924	3

Revenue per pound (yield):
U.S.	$1.00	$0.88	14
International	0.84	0.79	6
Composite freight yield	0.97	0.86	13

(1)	Package and freight statistics include only the operations of FedEx Express.
FedEx Express Segment Revenues
FedEx Express segment revenues increased in the first quarter of 2007, principally due to higher IP revenues (particularly in U.S. outbound, Asia and Europe) and higher U.S. domestic package and freight revenues. During the first quarter of 2007, IP revenues grew 17% on yield growth of 11% and a 6% increase in volume. U.S. domestic package revenues grew 5% in the first quarter of 2007 due to a yield increase of 7%, partially offset by a 2% decrease in volume. Freight revenues grew in the first quarter based principally on stronger domestic yield and volumes.
IP yield increased during the first quarter of 2007 primarily due to higher fuel surcharges, increases in international average weight per package, higher rate per pound and favorable exchange rate impacts. U.S. domestic composite yield increases were due to higher fuel surcharges and an increase in the average rate per pound. We continue to manage our U.S. domestic revenue to improve the profitability of these services. U.S. freight yield increased due to higher fuel surcharges and an increase in the average rate per pound.
Asia experienced solid average daily volume growth during the first quarter of 2007, while outbound shipments from the United States and Europe also increased. IP and international freight capacity has increased significantly as a result of our two around-the-world flights which we added in late 2005 and early 2006. This additional capacity resulted in higher IP volume. U.S. volumes decreased primarily due to revenue management actions that began last year.

Fuel surcharges increased in the first quarter of 2007 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three month periods ended August 31:

	2006	2005
U.S. Domestic and Outbound Fuel Surcharge:
Low	16.00%	10.50%
High	16.00	12.50
Weighted-average	16.00	11.48
International Fuel Surcharges:
Low	12.50	10.00
High	16.00	12.50
Weighted-average	14.63	10.93
FedEx Express Segment Operating Income
During the first quarter of 2007, our operating income grew as a result of revenue growth and improved operating margin. Continued volume growth in IP services contributed to solid yield improvements. Operating margin improvement during the first quarter of 2007 was primarily due to higher yields, combined with cost containment and the inclusion in the first quarter of 2006 of a $75 million charge to adjust the accounting for certain facility leases.
Fuel costs were higher during the first quarter of 2007 due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly. However, fuel surcharges substantially mitigated the impact of higher jet fuel prices. The decrease in rentals and landing fees is primarily attributable to the one-time adjustment for leases in 2006 described above. Intercompany charges increased primarily due to allocations as a result of moving the FCIS organization from FedEx Express to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions. Prior year amounts have not been reclassified to conform to the current year presentation as financial results are materially comparable.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three month periods ended August 31:

			Percent
	2006	2005	Change
Revenues	$1,417	$1,219	16
Operating expenses:
Salaries and employee benefits	241	221	9
Purchased transportation	553	466	19
Rentals	36	31	16
Depreciation and amortization	61	50	22
Fuel	31	18	72
Maintenance and repairs	31	29	7
Intercompany charges	136	120	13
Other	171	136	26

Total operating expenses	1,260	1,071	18

Operating income	$157	$148	6

Operating margin	11.1%	12.1%	(100)	bp
Average daily package volume (1)	2,926	2,586	13
Revenue per package (yield) (1)	$7.13	$6.92	3

(1)	Package statistics include only the operations of FedEx Ground.
FedEx Ground Segment Revenues
Revenues increased during the first quarter of 2007 principally due to volume and yield growth. Average daily volumes at FedEx Ground rose 13%, due to increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during the first quarter of 2007 was primarily due to the impact of the general rate increase, increased fuel surcharges and higher extra service revenue (primarily on our residential and signature services). This increase was partially offset by higher customer discounts and a lower average weight and zone per package.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three month periods ended August 31:

	2006	2005
Low	4.25%	2.50%
High	4.75	2.75
Weighted-average	4.58	2.67
FedEx Ground Segment Operating Income
FedEx Ground segment operating income increased 6% during the first quarter of 2007, resulting principally from revenue growth and yield improvement. Salaries and employee benefits, as well as other operating costs, increased in the first quarter of 2007 largely due to increases in staffing and facilities to support volume growth. Depreciation expense in the first quarter of 2007 increased due to higher spending on material handling and scanning equipment and facilities associated with our multi-year capacity expansion. In the first quarter of 2007, purchased transportation increased 19% due to higher fuel surcharges from third-party transportation providers, including our independent contractors. Increased fuel costs in the first quarter of 2007 were mostly offset by fuel surcharges. Other operating expenses increased 26% primarily due to increased legal costs, including settlements and reserves, which also negatively impacted operating margin.
Effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The net operating costs of this entity are allocated to FedEx Express and FedEx Ground. Prior year amounts have not been reclassified to conform to the current year segment presentation as financial results are materially comparable.
FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the three month periods ended August 31:

			Percent
	2006	2005	Change
Revenues	$1,013	$892	14
Operating expenses:
Salaries and employee benefits	484	439	10
Purchased transportation	83	72	15
Rentals and landing fees	23	24	(4)
Depreciation and amortization	31	30	3
Fuel	112	82	37
Maintenance and repairs	32	28	14
Intercompany charges	14	9	56
Other	84	73	15

Total operating expenses	863	757	14

Operating income	$150	$135	11

Operating margin	14.8%	15.1%	(30)	bp
Average daily LTL shipments (in thousands)	70	65	8
Weight per LTL shipment (lbs)	1,130	1,132	—
LTL yield (revenue per hundredweight)	$17.90	$16.55	8
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 14% during the first quarter due to growth in LTL yield and average daily shipments. LTL yield grew during the first quarter of 2007, reflecting incremental fuel surcharges resulting from higher fuel prices and higher rates. Increased customer demand for our regional and interregional LTL services contributed to the increase in average daily LTL shipments.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2006	2005
Low	19.5%	12.5%
High	21.2	16.8
Weighted-average	20.4	14.5

FedEx Freight Segment Operating Income
FedEx Freight segment operating income increased 11% during the first quarter of 2007 primarily due to LTL revenue growth. Operating margin declined slightly in the first quarter of 2007 due to the impact of higher purchased transportation and other operating costs. Salaries and employee benefits increased in the first quarter of 2007 from increased staffing to support volume growth. Purchased transportation costs increased in the first quarter of 2007 primarily as a result of volume growth, as well as an increase in the cost of purchased transportation. Fuel costs increased in the first quarter of 2007 due to higher fuel prices; however, our fuel surcharges more than offset the effect of these higher costs.
FEDEX KINKO’S SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2006	2005	Change
Revenues	$504	$517	(3)
Operating expenses:
Salaries and employee benefits	191	186	3
Rentals	94	102	(8)
Depreciation and amortization	34	36	(6)
Maintenance and repairs	15	18	(17)
Intercompany charges	11	4	NM
Other operating expenses:
Supplies, including paper and toner	65	67	(3)
Other	84	88	(5)

Total operating expenses	494	501	(1)

Operating income	$10	$16	(38)

Operating margin	2.0%	3.1%	(110)	bp
FedEx Kinko’s Segment Revenues
Revenues decreased during the first quarter of 2007 due to declines in copy product revenues. These declines more than offset the growth in package acceptance and retail office product revenues. The declines in copy product revenues are due to decreased demand and a continued competitive pricing environment. In the first quarter of 2007, FedEx Kinko’s announced the details of a multi-year network expansion plan, including the model for new centers, which will be approximately one-third the size of a traditional center and will include enhanced pack-and-ship stations and a doubling of the number of retail office products offered. This multi-year expansion of the FedEx Kinko’s network is a key strategy relating to FedEx Kinko’s future revenue growth.
FedEx Kinko’s Segment Operating Income
Operating income decreased $6 million in the first quarter of 2007 due mainly to the decrease in copy product revenues. Operating income was also negatively impacted by higher health insurance costs and increased costs associated with employee training and development programs, as well as other administrative expenses associated with enhancing service, adding 31 new centers and expansion planning activities to add a total of approximately 200 new centers during 2007. Rentals decreased due to reduced equipment rentals as a result of lower copy volumes and favorable lease renegotiations.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $2.690 billion at August 31, 2006, compared to $1.937 billion at May 31, 2006. The following table provides a summary of our cash flows for the three month periods ended August 31 (in millions):

	2006	2005
Operating activities:
Net income	$475	$339
Noncash charges and credits	441	445
Changes in operating assets and liabilities	(251)	(1)

Net cash provided by operating activities	665	783

Investing activities:
Capital expenditures and other investing activities	(694)	(670)

Net cash used in investing activities	(694)	(670)

Financing activities:
Proceeds from debt issuances	999	—
Principal payments on debt	(221)	(95)
Dividends paid	(28)	(24)
Proceeds from stock issuances	30	18
Other	2	—

Net cash provided by (used in) financing activities	782	(101)

Net increase in cash and cash equivalents	$753	$12

Cash Provided by Operating Activities. Cash flows from operating activities decreased by $118 million in the first quarter of 2007 as increased earnings were more than offset by an increase in receivables due to revenue growth and contributions to our principal U.S. domestic pension plans. We made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $100 million in the first quarter of 2007. On September 1, 2006, we made additional tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $382 million. On September 1, 2005, we made tax-deductible voluntary contributions totaling $456 million to our qualified U.S. domestic pension plans.
Cash Used for Investing Activities. Capital expenditures during the first quarter of 2007 were 4% higher than the prior year period largely due to planned expenditures for FedEx Ground’s comprehensive network expansion. See “Capital Resources” below for further discussion.
Debt Financing Activities. On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating rate notes totaling $500 million due in August 2007, and fixed rate notes totaling $500 million due in August 2009. The floating rate notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 0.08%, reset on a quarterly basis. As of August 31, 2006, the floating interest rate was 5.58%. The fixed rate notes bear interest at an annual rate of 5.5%, payable semi-annually. We are using the net proceeds for working capital and general corporate purposes, including the funding of acquisitions.

During the first quarter of 2007, $200 million of senior unsecured debt and $18 million of medium term notes matured and were repaid.
A $1.0 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.6 at August 31, 2006. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of August 31, 2006, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid $28 million of dividends in the first quarter of 2007 and $24 million in the first quarter of 2006. On August 18, 2006, our Board of Directors declared a dividend of $0.09 per share of common stock. The dividend is payable on October 2, 2006, to stockholders of record as of the close of business on September 11, 2006.
Other Liquidity Information. We believe that our existing cash and cash equivalents, cash flow from operations, our commercial paper program, revolving bank credit facility and shelf registration statement will adequately meet our working capital and investing activities needs for the foreseeable future and finance our pending acquisitions. In the future, other forms of secured financing may be used to obtain capital assets if we determine that they best suit our needs. We have been successful in obtaining investment capital, both domestic and international, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.
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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2006	2005	Change	Change
Aircraft and related equipment	$302	$276	$26	9
Facilities and sort equipment	101	92	9	10
Information and technology investments	86	91	(5)	(5)
Vehicles	163	176	(13)	(7)
Other equipment	47	36	11	31

Total capital expenditures	$699	$671	$28	4

FedEx Express segment	$394	$388	$6	2
FedEx Ground segment	134	116	18	16
FedEx Freight segment	86	82	4	5
FedEx Kinko’s segment	24	14	10	71
Other, principally FedEx Services	61	71	(10)	(14)

Total capital expenditures	$699	$671	$28	4

Capital expenditures during the first quarter of 2007 were higher than the prior year period primarily due to investments in the FedEx Ground network to support volume growth. We expect capital expenditures of approximately $3.0 billion for 2007, compared to $2.5 billion in 2006. Much of the anticipated increase in 2007 is due to facility expansions at FedEx Express, vehicle expenditures at FedEx Ground to support network expansions and replacement needs and the addition of new locations at FedEx Kinko’s based on their new center model. We also plan to continue investing in productivity-enhancing technologies and the multi-year capacity expansion of the FedEx Ground network.
Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. While we also pursue market opportunities to purchase aircraft when they become available, we must make commitments regarding our airlift requirements years before aircraft are actually needed. We are closely managing our capital spending based on current and anticipated volume levels.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of August 31, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at August 31, 2006. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
						There-
	2007(1)	2008	2009	2010	2011	after	Total
Amounts reflected in Balance Sheet:
Long-term debt	$625	$500	$500	$499	$249	$539	$2,912
Capital lease obligations (2)(3)	17	100	12	97	8	144	378
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (3)	1,003	761	700	830	596	383	4,273
Interest on long-term debt	125	118	110	79	65	1,599	2,096
Operating leases (3)	1,297	1,521	1,330	1,150	1,012	6,896	13,206

Total	$3,067	$3,000	$2,652	$2,655	$1,930	$9,561	$22,865

(1)	Cash obligations for the remainder of 2007.

(2)	Capital lease obligations represent principal and interest payments.

(3)	See Note 8 to the accompanying unaudited consolidated financial statements.
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
Other Cash Obligations Not Reflected in Balance Sheet
The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations, which is reflected in the table above. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into a non-cancelable commitment to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, which are primarily fixed rate.
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2006. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
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
Information regarding our “Critical Accounting Estimates” can be found in our Annual Report. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to pension cost, self-insurance accruals, long-lived assets and revenue recognition. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources” and “Contractual Cash Obligations,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site;
•	the price and availability of jet and diesel fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharge in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, including FedEx Kinko’s, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;
•	changes in foreign currency exchange rates, especially in the Japanese yen, Taiwan dollar, Canadian dollar and euro, which can affect our sales levels and foreign currency sales prices;
•	our ability to defend against challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;
•	the outcome of voting by the pilots of FedEx Express to ratify the tentative four-year collective bargaining agreement reached in August 2006;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;
•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;

•	the impact of technology developments on our operations and on demand for our services (for example, the impact that low-cost home copiers and printers are having on demand for FedEx Kinko’s copy services);
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At August 31, 2006, we had approximately $500 million of outstanding floating-rate senior unsecured debt issued in August 2006 for working capital and general corporate purposes, including the funding of acquisitions. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As of August 31, 2006, there had been no other material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. Foreign currency fluctuations during the three-month period ended August 31, 2006 did not have a material effect on our results of operations.
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
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 of the accompanying consolidated financial statements.
Item 1A. Risk Factors
On August 26, 2006, FedEx Express and the union that represents the pilots of FedEx Express reached a tentative agreement on a new four-year collective bargaining agreement. The new agreement is subject to ratification by the pilots. Otherwise, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
At the FedEx Corporation annual meeting of stockholders held on September 25, 2006, FedEx’s stockholders took the following actions:
The stockholders elected fourteen directors, each for a one-year term. The tabulation of votes with respect to each nominee for director was as follows:

Nominee	For	Withheld
Frederick W. Smith	277,393,999	5,857,411
James L. Barksdale	254,669,693	28,581,717
August A. Busch IV	279,289,785	3,961,625
John A. Edwardson	279,306,801	3,944,609
Judith L. Estrin	276,072,238	7,179,172
J. Kenneth Glass	278,063,467	5,187,943
Philip Greer	277,321,385	5,930,025
J.R. Hyde, III	276,490,900	6,760,510
Shirley A. Jackson	277,804,310	5,447,100
Steven R. Loranger	280,134,422	3,116,988
Charles T. Manatt	280,079,815	3,171,595
Joshua I. Smith	277,439,719	5,811,691
Paul S. Walsh	278,810,864	4,440,546
Peter S. Willmott	250,759,295	32,492,115
The stockholders approved the adoption of amendments to FedEx’s Amended and Restated Certificate of Incorporation, as amended, and Restated Bylaws to eliminate all supermajority voting requirements by a vote of 275,652,470 for and 1,689,235 against. There were 5,909,705 abstentions. The Board of Directors has restated FedEx’s Amended and Restated Certificate of Incorporation, as amended, and Restated Bylaws to reflect the simple majority vote amendments. The resulting Second Amended and Restated Certificate of Incorporation has been executed, acknowledged, filed and recorded in accordance with the Delaware General Corporation Law and is attached to this Report as Exhibit 3.1. The resulting Amended and Restated Bylaws are attached to this Report as Exhibit 3.2.
The Audit Committee’s designation of Ernst & Young LLP as FedEx’s independent registered public accounting firm for the fiscal year ending May 31, 2007 was ratified by the stockholders. The tabulation of votes on this matter was as follows:
•	279,620,062 votes for
•	1,791,986 votes against
•	1,839,362 abstentions
•	There were no broker non-votes for this item.
A stockholder proposal requesting that the Board of Directors report on the scientific and economic analyses relevant to FedEx’s environmental policy concerning greenhouse gases was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	11,866,241 votes for
•	201,298,753 votes against
•	36,949,949 abstentions
•	33,136,467 broker non-votes
A stockholder proposal requesting that the Board of Directors take the necessary steps to amend FedEx’s governance documents to provide that each director nominee be elected by the affirmative vote of a majority of votes cast at an annual meeting of stockholders was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	111,420,718 votes for
•	132,447,517 votes against
•	6,246,708 abstentions
•	33,136,467 broker non-votes

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of FedEx Corporation.

3.2	Amended and Restated Bylaws of FedEx Corporation.

10.1	Seventh Addendum dated July 31, 2006 to the Transportation Agreement dated January 10, 2001, as amended, between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: September 25, 2006	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of FedEx Corporation.

3.2	Amended and Restated Bylaws of FedEx Corporation.

10.1	Seventh Addendum dated July 31, 2006 to the Transportation Agreement dated January 10, 2001, as amended, between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1