Form 10-Q
period 2006-11-30
FEDEX CORP
filed 2006-12-22
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-15829
FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1721435 (I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (ZIP Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at December 18, 2006 307,117,815

FEDEX CORPORATION
INDEX
PART I.   FINANCIAL INFORMATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2006	May 31,
	(Unaudited)	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,855	$1,937
Receivables, less allowances of $147 and $144	3,956	3,516
Spare parts, supplies and fuel, less allowances of $153 and $150	325	308
Deferred income taxes	515	539
Prepaid expenses and other	192	164

Total current assets	6,843	6,464
PROPERTY AND EQUIPMENT, AT COST	25,904	24,074
Less accumulated depreciation and amortization	13,916	13,304

Net property and equipment	11,988	10,770
OTHER LONG-TERM ASSETS
Goodwill	2,941	2,825
Prepaid pension cost	1,636	1,349
Intangible and other assets	1,305	1,282

Total other long-term assets	5,882	5,456

	$24,713	$22,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2006	May 31,
	(Unaudited)	2006
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,168	$850
Accrued salaries and employee benefits	1,269	1,325
Accounts payable	2,060	1,908
Accrued expenses	1,477	1,390

Total current liabilities	5,974	5,473
LONG-TERM DEBT, LESS CURRENT PORTION	2,047	1,592
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,352	1,367
Pension, postretirement healthcare and other benefit obligations	952	944
Self-insurance accruals	745	692
Deferred lease obligations	635	658
Deferred gains, principally related to aircraft transactions	357	373
Other liabilities	93	80

Total other long-term liabilities	4,134	4,114
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized, 307 million shares issued as of November 30, 2006 and 306 million shares issued as of May 31, 2006	31	31
Additional paid-in capital	1,554	1,438
Retained earnings	10,999	10,068
Accumulated other comprehensive loss	(22)	(24)
Treasury stock, at cost	(4)	(2)

Total common stockholders’ investment	12,558	11,511

	$24,713	$22,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
REVENUES	$8,926	$8,090	$17,471	$15,797
OPERATING EXPENSES:
Salaries and employee benefits	3,526	3,081	6,811	6,143
Purchased transportation	996	812	1,892	1,583
Rentals and landing fees	584	584	1,154	1,249
Depreciation and amortization	430	386	829	756
Fuel	860	891	1,801	1,619
Maintenance and repairs	492	445	1,007	913
Other	1,199	1,101	2,354	2,160

	8,087	7,300	15,848	14,423

OPERATING INCOME	839	790	1,623	1,374
OTHER INCOME (EXPENSE):
Interest, net	(17)	(30)	(26)	(54)
Other, net	1	—	(4)	(11)

	(16)	(30)	(30)	(65)

INCOME BEFORE INCOME TAXES	823	760	1,593	1,309
PROVISION FOR INCOME TAXES	312	289	607	499

NET INCOME	$511	$471	$986	$810

EARNINGS PER COMMON SHARE:
Basic	$1.67	$1.55	$3.22	$2.67

Diluted	$1.64	$1.53	$3.17	$2.63

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.08	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2006	2005
Operating Activities:
Net income	$986	$810
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	829	754
Provision for uncollectible accounts	61	57
Lease accounting charge	—	79
Deferred income taxes and other noncash items	4	64
Changes in operating assets and liabilities, net of the effect of acquired business:
Receivables	(352)	(314)
Other current assets	(38)	(15)
Accounts payable and other operating liabilities	167	(9)
Other, net	(309)	(291)

Net cash provided by operating activities	1,348	1,135
Investing Activities:
Capital expenditures	(1,459)	(1,326)
Business acquisition	(784)	—
Proceeds from asset dispositions	22	37
Other, net	10	—

Net cash used in investing activities	(2,211)	(1,289)
Financing Activities:
Proceeds from debt issuance	999	—
Principal payments on debt	(226)	(102)
Proceeds from stock issuances	55	53
Dividends paid	(55)	(48)
Other, net	8	(2)

Net cash provided by (used in) financing activities	781	(99)

Net decrease in cash and cash equivalents	(82)	(253)
Cash and cash equivalents at beginning of period	1,937	1,039

Cash and cash equivalents at end of period	$1,855	$786

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended May 31, 2006 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted, as such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2006 and the results of our operations for the three- and six-month periods ended November 30, 2006 and 2005 and our cash flows for the six-month periods ended November 30, 2006 and 2005. Operating results for the three- and six-month periods ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who represent a small number of our total employees, are employed under a collective bargaining agreement. Our net income for the second quarter and first six months of 2007 includes the impact of a new four-year labor contract ratified by the pilots on October 17, 2006. The effect of this new agreement on net income for the second quarter of 2007 was approximately $78 million after tax, or $0.25 per diluted share. The new agreement includes signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation.
DIVIDENDS DECLARED PER COMMON SHARE. On November 17, 2006, our Board of Directors declared a dividend of $0.09 per share of common stock. The dividend will be paid on January 2, 2007 to stockholders of record as of the close of business on December 12, 2006. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
BUSINESS ACQUISITIONS. On September 3, 2006, we acquired the assets and assumed certain obligations of the less-than-truckload (“LTL”) operations of Watkins Motor Lines (“Watkins”), a privately held company, and certain affiliates for $784 million in cash. Watkins, a leading provider of long-haul LTL services, is being rebranded as FedEx National LTL and is expected to extend our leadership position in the heavyweight freight sector. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition. Pro forma results of this acquisition would not differ materially from reported results in any of the periods presented.

The assets and liabilities related to FedEx National LTL have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price. The purchase price allocation is expected to be complete by the end of 2007.
The accompanying unaudited balance sheet reflects the following preliminary allocation of the purchase price (in millions):

Current assets, primarily accounts receivable	$121
Property and equipment	528
Customer-related intangible assets	77
Goodwill	114
Other assets	4
Current liabilities	(60)

Total purchase price	$784

Customer-related intangible assets will be amortized on an accelerated basis over a weighted-average estimated useful life of approximately seven years. The portion of the purchase price allocated to goodwill and other identified intangible assets will be deductible for tax purposes over 15 years.
We paid the purchase price from available cash balances, which included the proceeds from our $1 billion senior unsecured debt offering completed during the first quarter of 2007. See Note 4 for further discussion of this debt offering.
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
On November 2, 2006, FedEx Express entered into an agreement to acquire Prakash Air Freight Pvt. Ltd., its primary service provider in India, for approximately $30 million in cash. This acquisition will extend our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets. The acquisition is expected to be completed during 2007, subject to customary closing conditions. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition.
On December 16, 2006, FedEx Express acquired all of the outstanding capital stock of ANC Holdings Ltd., a United Kingdom domestic express transportation company, for approximately $235 million. This acquisition will allow FedEx Express to better serve the United Kingdom domestic market, which was previously served in part through independent agents. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition.
LEASE ADJUSTMENT. Our results for the six months ended November 30, 2005 included a noncash charge of $79 million ($49 million after tax or $0.16 per diluted share), which represented the impact on prior years to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.

NEW ACCOUNTING PRONOUNCEMENTS. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We currently use a February 28 measurement date for our plans, so this standard will require us to change our measurement date to May 31.
The funded status recognition and disclosure provisions of SFAS 158 are effective for FedEx as of May 31, 2007. The requirement to measure plan assets and benefit obligations as of our fiscal year-end is effective for FedEx in 2009.
The impact of this standard on our balance sheet will depend on the funded status of our plans based on our February 28, 2007 measurement date. However, if the provisions of SFAS 158 were effective as of May 31, 2006, we estimate that the incremental after-tax impact of adopting SFAS 158 would have been a decrease in assets of approximately $1.4 billion, an increase in liabilities of approximately $400 million, and a decrease in total shareholders’ equity of approximately $1.8 billion. The actual amount of these adjustments at May 31, 2007 could differ materially from the amounts above. However, any adjustments resulting from the adoption of these new rules are not expected to impact our compliance with any current loan covenants or affect our debt ratings, pension funding requirements or our overall liquidity.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for FedEx in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.
The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx in 2008. We continue to evaluate this interpretation, but do not presently anticipate its adoption will have a material impact on our financial statements.
(2) Stock Compensation
On June 1, 2006, we adopted the provisions of SFAS 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, we applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of our common stock at the date of grant.
We adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.

Our total share-based compensation expense was $25 million for the three months ended November 30, 2006, and $56 million for the six months ended November 30, 2006. The impact of adopting SFAS 123R to the second quarter of 2007 was approximately $17 million ($12 million, net of tax), or $0.04 per basic and diluted share, and $39 million ($28 million, net of tax), or $0.09 per basic and diluted share, for the first six months of 2007. These amounts are not material to earnings or cash flows for the second quarter or first six months of 2007.
Stock option compensation expense, pro forma net income and basic and diluted earnings per common share, if determined under SFAS 123 at fair value using the Black-Scholes method, would have been as follows (in millions, except for per share amounts) for the three- and six-month periods ended November 30, 2005:

	Three Months	Six Months
	Ended	Ended
Net income, as reported	$471	$810
Add: Stock compensation included in reported net income, net of tax	3	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	13	23

Pro forma net income	$461	$789

Earnings per common share:
Basic — as reported	$1.55	$2.67

Basic — pro forma	$1.52	$2.60

Diluted — as reported	$1.53	$2.63

Diluted — pro forma	$1.50	$2.56

The key terms of the stock options and restricted stock granted under our incentive stock plans are set forth in our Annual Report. At November 30, 2006, there were 7,255,899 shares available for future grants under these plans.
We use the Black-Scholes option pricing model to calculate the fair value of stock options. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our income statement. The intrinsic value of options exercised during the six-month period ended November 30, 2006 was $61 million.
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
As of November 30, 2006, there was $169 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately four years.

Following is a table of the key weighted-average assumptions used in the valuation calculations under both SFAS 123R and SFAS 123 for the options granted during the six-month periods presented. See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model.

	November 30,
	2006	2005
Expected lives	5 years	5 years
Expected volatility	22%	25%
Risk-free interest rate	4.95%	3.70%
Dividend yield	0.300%	0.325%
The following table summarizes information about stock option and restricted stock activity for the six-month period ended November 30, 2006:

	Stock Options					Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Exercise		Remaining	Aggregate
	Shares	Price	Fair Value	Life	Intrinsic Value	Shares	Fair Value
Outstanding at June 1, 2006	17,099,526	$60.82	$307,436,781			583,106	$44,941,947
Granted	1,801,146	109.88	57,291,006			170,456	18,734,924
Exercised	(1,041,653)	53.19	(16,905,962)			(247,597)	(17,125,777)
Forfeited	(144,709)	87.17	(3,484,175)			(10,791)	(981,289)

Outstanding at November 30, 2006	17,714,310	$66.10	$344,337,650	6.1 years	$870,709,639	495,174	$45,569,805

Options Exercisable	11,427,422	$52.94		4.9 years	$712,089,373

The options granted during the six-month period ended November 30, 2006 are primarily related to our principal annual stock option grant in June 2006. The weighted-average Black-Scholes value of our stock option grants using the assumptions indicated above was $31.81 per option.
The following table summarizes information about vested and nonvested stock options as of November 30, 2006 and June 1, 2006:

	November 30, 2006		June 1, 2006
	Shares	Fair Value	Shares	Fair Value
Vested	11,427,422	$184,337,742	9,665,894	$144,823,786
Nonvested	6,286,888	159,999,908	7,433,632	162,612,995

Total	17,714,310	$344,337,650	17,099,526	$307,436,781

During the six months ended November 30, 2006, 2,778,196 stock options vested with a fair value of $56 million.
Total equity compensation shares outstanding or available for grant at November 30, 2006 represented 7.7% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

(3) Comprehensive Income
The following tables provide a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	November 30,
	2006	2005
Net income	$511	$471
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 in 2006 and deferred tax benefit of $3 in 2005	2	(4)

Comprehensive income	$513	$467

	Six Months Ended
	November 30,
	2006	2005
Net income	$986	$810
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 in 2006 and deferred tax benefit of $4 in 2005	2	1

Comprehensive income	$988	$811

(4) Financing Arrangements
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At November 30, 2006, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.
On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating rate notes totaling $500 million due in August 2007 and fixed rate notes totaling $500 million due in August 2009. The floating rate notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 0.08%, reset on a quarterly basis. At November 30, 2006, the floating interest rate was 5.45%. The fixed rate notes bear interest at an annual rate of 5.5%, payable semi-annually. The net proceeds are being used for working capital and general corporate purposes, including the funding of acquisitions (such as the FedEx National LTL and ANC acquisitions).

(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the three- and six-month periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net income	$511	$471	$986	$810

Weighted-average shares of common stock outstanding	307	303	306	303
Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	16	18	17
Less shares repurchased from proceeds of assumed exercise of options	(14)	(11)	(13)	(12)

Weighted-average common and common equivalent shares outstanding	311	308	311	308

Basic earnings per share	$1.67	$1.55	$3.22	$2.67

Diluted earnings per share	$1.64	$1.53	$3.17	$2.63

We have excluded from the calculation of diluted earnings per share approximately 0.1 million antidilutive options for the three- and six-month periods ended November 30, 2006, and approximately 3.1 million antidilutive options for the three- and six-month periods ended November 30, 2005, as the exercise price of these options was greater than the average market price of common stock for the period.
(6) Employee Benefit Plans
We sponsor defined benefit pension plans covering a majority of our employees. The largest plan covers certain U.S. employees age 21 and over with at least one year of service. Certain of our subsidiaries also offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
Pension Plans	2006	2005	2006	2005
Service cost	$133	$118	$265	$237
Interest cost	177	161	354	322
Expected return on plan assets	(233)	(203)	(465)	(406)
Recognized actuarial losses	35	29	69	55
Amortization of transition obligation	(1)	(1)	(1)	(1)
Amortization of prior service cost	3	3	6	6

	$114	$107	$228	$213

Postretirement Healthcare Plans
Service cost	$8	$11	$16	$21
Interest cost	7	8	14	16
Recognized actuarial gain	(1)	—	(2)	—

	$14	$19	$28	$37

We made tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $482 million during the first six months of 2007, and $456 million in the first six months of 2006. Although additional contributions are not required, we may elect to make further voluntary contributions to our qualified plans in 2007.
(7) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies operating independently, competing collectively and managed collaboratively under the respected FedEx brand. Our operations are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation, a leading U.S. provider of LTL freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These businesses form the core of our reportable segments. Management evaluates segment financial performance based on operating income.
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

As of November 30, 2006, our reportable segments included the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services)
FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx SmartPost (small-parcel consolidator)
FedEx Freight Segment	FedEx Freight LTL Group:
     FedEx Freight (regional LTL freight transportation)
     FedEx National LTL (long-haul LTL freight transportation)
FedEx Custom Critical (time-critical transportation)
Caribbean Transportation Services (airfreight forwarding)
FedEx Kinko’s Segment	FedEx Kinko’s (document solutions and business services)
The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Revenue
FedEx Express segment	$5,693	$5,370	$11,333	$10,492
FedEx Ground segment	1,520	1,307	2,937	2,526
FedEx Freight segment (3)	1,225	932	2,238	1,824
FedEx Kinko’s segment	519	528	1,023	1,045
Other and eliminations	(31)	(47)	(60)	(90)

	$8,926	$8,090	$17,471	$15,797

Operating Income
FedEx Express segment (1)(2)	$502	$476	$969	$761
FedEx Ground segment	191	163	348	311
FedEx Freight segment (3)	138	135	288	270
FedEx Kinko’s segment	8	16	18	32
Other and eliminations	—	—	—	—

	$839	$790	$1,623	$1,374

(1)	FedEx Express segment results for the second quarter and first six months of 2007 include a $143 million charge for signing bonuses and other upfront compensation associated with the new labor contract with our pilots, which was ratified in October 2006.

(2)	FedEx Express segment results for the six months ended November 30, 2005 include a $75 million charge to adjust the accounting for certain facility leases.

(3)	FedEx Freight segment results for the second quarter and first six months include the results of FedEx National LTL from the date of its acquisition on September 3, 2006.

(8) Commitments
As of November 30, 2006, our purchase commitments for the remainder of 2007 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2007 (remainder)	$225	$79	$369	$673
2008	407	129	167	703
2009	678	61	111	850
2010	922	68	71	1,061
2011	613	54	59	726
Thereafter	—	8	218	226

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts.
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
On September 25, 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757-200 aircraft. As of November 30, 2006, we had entered into agreements to purchase 15 757-200 aircraft under this program.
On November 7, 2006, we entered into an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. In connection with the decision to purchase these aircraft, we cancelled our order of ten Airbus A380-800F aircraft. We do not expect the cancellation of this contract to have any material negative impact to us.
Deposits and progress payments of $126 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2006, with the year of expected delivery:

	A300	B757	777F	Total
2007 (remainder)	4	4	—	8
2008	9	2	—	11
2009	4	3	—	7
2010	—	5	6	11
2011	—	1	9	10
Thereafter	—	—	—	—

Total	17	15	15	47

A summary of future minimum lease payments under capital leases at November 30, 2006 is as follows (in millions):

2007 (remainder)	$11
2008	100
2009	12
2010	97
2011	8
Thereafter	144

372
Less amount representing interest	66

Present value of net minimum lease payments	$306

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at November 30, 2006 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007 (remainder)	$410	$539	$949
2008	587	990	1,577
2009	555	831	1,386
2010	544	672	1,216
2011	526	552	1,078
Thereafter	3,934	3,326	7,260

	$6,556	$6,910	$13,466

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. These pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.
(9) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits filed in federal or California state courts containing various class-action allegations under federal or California wage-and-hour laws. The plaintiffs in these lawsuits are employees of FedEx operating companies who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. We have denied any liability and intend to vigorously defend ourselves. Given the nature and preliminary status of these wage-and-hour claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
Race Discrimination. On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination by FedEx Express in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for February 2007. We have denied any liability and intend to vigorously defend ourselves in this case. Given the nature of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops.

Independent Contractor. FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. These matters include Estrada v. FedEx Ground, a class action involving single work area contractors that was filed in California state court. Although the trial court granted some of the plaintiffs’ claims for relief in Estrada ($18 million, inclusive of attorney’s fees, plus equitable relief), the appellate court has reversed the trial court’s issuance of equitable relief. We expect to prevail on the rest of the pending appeal as well. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. On August 10, 2005, the Judicial Panel on Multi-District Litigation granted our motion to transfer and consolidate the majority of the class-action lawsuits for administration of the pre-trial proceedings by a single federal court — the U.S. District Court for the Northern District of Indiana. We strongly believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that we will prevail in these proceedings. Given the nature and preliminary status of these claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
FedEx Ground is also involved in several lawsuits, including one purported class action, that claim that the drivers of the company’s independent contractors were jointly employed by the contractor and FedEx Ground. We strongly believe that FedEx Ground is not an employer of these drivers and that we will prevail in these proceedings. Given the nature and preliminary status of these claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(10) Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2006	2005
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$64	$64
Income taxes	642	475
(11) Condensed Consolidating Financial Statements
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to be exempt from reporting under the Securities Exchange Act of 1934.

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
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
November 30, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,563	$143	$149	$—	$1,855
Receivables, less allowances	3	3,114	875	(36)	3,956
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	4	447	66	—	517
Deferred income taxes	—	488	27	—	515

Total current assets	1,570	4,192	1,117	(36)	6,843
PROPERTY AND EQUIPMENT, AT COST	22	23,650	2,232	—	25,904
Less accumulated depreciation and amortization	13	12,955	948	—	13,916

Net property and equipment	9	10,695	1,284	—	11,988
INTERCOMPANY RECEIVABLE	—	569	881	(1,450)	—
GOODWILL	—	2,675	266	—	2,941
PREPAID PENSION COST	1,591	21	24	—	1,636
INVESTMENT IN SUBSIDIARIES	13,348	2,292	—	(15,640)	—
OTHER ASSETS	74	489	775	(33)	1,305

	$16,592	$20,933	$4,347	$(17,159)	$24,713

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,000	$168	$—	$—	$1,168
Accrued salaries and employee benefits	33	1,065	171	—	1,269
Accounts payable	33	1,703	360	(36)	2,060
Accrued expenses	43	1,264	170	—	1,477

Total current liabilities	1,109	4,200	701	(36)	5,974
LONG-TERM DEBT, LESS CURRENT PORTION	1,248	799	—	—	2,047
INTERCOMPANY PAYABLE	1,450	—	—	(1,450)	—
OTHER LIABILITIES
Deferred income taxes	—	1,107	278	(33)	1,352
Other liabilities	233	2,460	89	—	2,782

Total other long-term liabilities	233	3,567	367	(33)	4,134
STOCKHOLDERS’ INVESTMENT	12,552	12,367	3,279	(15,640)	12,558

	$16,592	$20,933	$4,347	$(17,159)	$24,713

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,679	$114	$144	$—	$1,937
Receivables, less allowances	—	2,864	681	(29)	3,516
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	7	423	42	—	472
Deferred income taxes	—	522	17	—	539

Total current assets	1,686	3,923	884	(29)	6,464
PROPERTY AND EQUIPMENT, AT COST	22	22,430	1,622	—	24,074
Less accumulated depreciation and amortization	12	12,410	882	—	13,304

Net property and equipment	10	10,020	740	—	10,770
INTERCOMPANY RECEIVABLE	—	680	1,399	(2,079)	—
GOODWILL	—	2,675	150	—	2,825
PREPAID PENSION COST	1,310	18	21	—	1,349
INVESTMENT IN SUBSIDIARIES	12,301	2,070	—	(14,371)	—
OTHER ASSETS	69	571	675	(33)	1,282

	$15,376	$19,957	$3,869	$(16,512)	$22,690

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$700	$150	$—	$—	$850
Accrued salaries and employee benefits	50	1,107	168	—	1,325
Accounts payable	33	1,594	310	(29)	1,908
Accrued expenses	37	1,221	132	—	1,390

Total current liabilities	820	4,072	610	(29)	5,473
LONG-TERM DEBT, LESS CURRENT PORTION	749	843	—	—	1,592
INTERCOMPANY PAYABLE	2,079	—	—	(2,079)	—
OTHER LIABILITIES
Deferred income taxes	—	1,143	257	(33)	1,367
Other liabilities	226	2,447	74	—	2,747

Total other long-term liabilities	226	3,590	331	(33)	4,114
STOCKHOLDERS’ INVESTMENT	11,502	11,452	2,928	(14,371)	11,511

	$15,376	$19,957	$3,869	$(16,512)	$22,690

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,541	$1,479	$(94)	$8,926
OPERATING EXPENSES:
Salaries and employee benefits	25	2,987	514	—	3,526
Purchased transportation	—	762	241	(7)	996
Rentals and landing fees	2	519	64	(1)	584
Depreciation and amortization	1	373	56	—	430
Fuel	—	807	53	—	860
Maintenance and repairs	—	460	32	—	492
Intercompany charges, net	(49)	(63)	112	—	—
Other	21	1,055	209	(86)	1,199

	—	6,900	1,281	(94)	8,087

OPERATING INCOME	—	641	198	—	839
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	511	123	—	(634)	—
Interest, net	(7)	(11)	1	—	(17)
Intercompany charges, net	8	(6)	(2)	—	—
Other, net	(1)	1	1	—	1

INCOME BEFORE INCOME TAXES	511	748	198	(634)	823
Provision for income taxes	—	261	51	—	312

NET INCOME	$511	$487	$147	$(634)	$511

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2005

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,057	$1,131	$(98)	$8,090
OPERATING EXPENSES:
Salaries and employee benefits	20	2,707	354	—	3,081
Purchased transportation	—	653	163	(4)	812
Rentals and landing fees	1	524	59	—	584
Depreciation and amortization	—	349	37	—	386
Fuel	—	855	36	—	891
Maintenance and repairs	—	428	17	—	445
Intercompany charges, net	(41)	(79)	120	—	—
Other	20	991	184	(94)	1,101

	—	6,428	970	(98)	7,300

OPERATING INCOME	—	629	161	—	790
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	471	102	—	(573)	—
Interest, net	(17)	(13)	—	—	(30)
Intercompany charges, net	19	(22)	3	—	—
Other, net	(2)	(1)	3	—	—

INCOME BEFORE INCOME TAXES	471	695	167	(573)	760
Provision for income taxes	—	231	58	—	289

NET INCOME	$471	$464	$109	$(573)	$471

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$15,009	$2,641	$(179)	$17,471
OPERATING EXPENSES:
Salaries and employee benefits	52	5,857	902	—	6,811
Purchased transportation	—	1,491	415	(14)	1,892
Rentals and landing fees	2	1,033	120	(1)	1,154
Depreciation and amortization	1	735	93	—	829
Fuel	—	1,711	90	—	1,801
Maintenance and repairs	—	957	50	—	1,007
Intercompany charges, net	(99)	(94)	193	—	—
Other	44	2,092	382	(164)	2,354

	—	13,782	2,245	(179)	15,848

OPERATING INCOME	—	1,227	396	—	1,623
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	986	237	—	(1,223)	—
Interest, net	(6)	(21)	1	—	(26)
Intercompany charges, net	9	(15)	6	—	—
Other, net	(3)	—	(1)	—	(4)

INCOME BEFORE INCOME TAXES	986	1,428	402	(1,223)	1,593
Provision for income taxes	—	498	109	—	607

NET INCOME	$986	$930	$293	$(1,223)	$986

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2005

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$13,830	$2,145	$(178)	$15,797
OPERATING EXPENSES:
Salaries and employee benefits	37	5,408	698	—	6,143
Purchased transportation	—	1,278	313	(8)	1,583
Rentals and landing fees	2	1,134	113	—	1,249
Depreciation and amortization	1	682	73	—	756
Fuel	—	1,555	64	—	1,619
Maintenance and repairs	—	880	33	—	913
Intercompany charges, net	(77)	(111)	188	—	—
Other	37	1,944	349	(170)	2,160

	—	12,770	1,831	(178)	14,423

OPERATING INCOME	—	1,060	314	—	1,374
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	810	179	—	(989)	—
Interest, net	(33)	(21)	—	—	(54)
Intercompany charges, net	39	(45)	6	—	—
Other, net	(6)	(4)	(1)	—	(11)

INCOME BEFORE INCOME TAXES	810	1,169	319	(989)	1,309
Provision for income taxes	—	399	100	—	499

NET INCOME	$810	$770	$219	$(989)	$810

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(290)	$1,439	$199	$—	$1,348
INVESTING ACTIVITIES
Capital expenditures	—	(1,355)	(104)	—	(1,459)
Business acquisition	—	—	(784)	—	(784)
Proceeds from asset dispositions	—	5	17	—	22
Other, net	—	10	—	—	10

CASH USED IN INVESTING ACTIVITIES	—	(1,340)	(871)	—	(2,211)
FINANCING ACTIVITIES
Net transfers (to) from Parent	(633)	(44)	677	—	—
Proceeds from debt issuance	999	—	—	—	999
Principal payments on debt	(200)	(26)	—	—	(226)
Proceeds from stock issuances	55	—	—	—	55
Dividends paid	(55)	—	—	—	(55)
Other, net	8	—	—	—	8

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	174	(70)	677	—	781

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(116)	29	5	—	(82)
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$1,563	$143	$149	$—	$1,855

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2005

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(304)	$1,300	$139	$—	$1,135
INVESTING ACTIVITIES
Capital expenditures	(3)	(1,221)	(102)	—	(1,326)
Proceeds from asset dispositions	—	35	2	—	37

CASH USED IN INVESTING ACTIVITIES	(3)	(1,186)	(100)	—	(1,289)
FINANCING ACTIVITIES
Net transfers (to) from Parent	97	(46)	(51)	—	—
Principal payments on debt	—	(102)	—	—	(102)
Proceeds from stock issuances	53	—	—	—	53
Dividends paid	(48)	—	—	—	(48)
Other, net	(2)	—	—	—	(2)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	100	(148)	(51)	—	(99)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(207)	(34)	(12)	—	(253)
Cash and cash equivalents at beginning of period	742	151	146	—	1,039

Cash and cash equivalents at end of period	$535	$117	$134	$—	$786

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
December 19, 2006

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, as amended, for the year ended May 31, 2006 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as our detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.
FedEx provides a broad portfolio of transportation, e-commerce and business services through companies operating independently, competing collectively and managed collaboratively under the respected FedEx brand. These operations are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight Corporation, a leading U.S. provider of less than truckload (“LTL”) freight services; and FedEx Kinko’s, a leading provider of document solutions and business services. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2006(1)	2005	Change		2006(1)	2005(2)	Change
Revenues	$8,926	$8,090	10		$17,471	$15,797	11
Operating income	839	790	6		1,623	1,374	18
Operating margin	9.4%	9.8%	(40	)bp	9.3%	8.7%	60	bp
Net income	$511	$471	8		$986	$810	22

Diluted earnings per share	$1.64	$1.53	7		$3.17	$2.63	21

(1)	Operating expenses for the second quarter and first six months of 2007 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006. The impact of this new contract on net income was approximately $78 million after tax, or $0.25 per diluted share.

(2)	Operating expenses for the first six months of 2006 include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express.
The following table shows changes in revenues and operating income by reportable segment for the three- and six-month periods ended November 30, 2006 compared to 2005 (in millions):

	Change in		Percent Change in		Change in				Percent Change in
	Revenues		Revenue		Operating Income				Operating Income
	Three	Six	Three	Six	Three		Six		Three	Six
	Months	Months	Months	Months	Months		Months		Months	Months
	Ended	Ended	Ended	Ended	Ended		Ended		Ended	Ended
FedEx Express segment	$323	$841	6	8	$26	(1)	$208	(1)(2)	5	27
FedEx Ground segment	213	411	16	16	28		37		17	12
FedEx Freight segment(3)	293	414	31	23	3		18		2	7
FedEx Kinko’s segment	(9)	(22)	(2)	(2)	(8)		(14)		(50)	(44)
Other and Eliminations	16	30	NM	NM	—		—		NM	NM

	$836	$1,674	10	11	$49		$249		6	18

(1)	FedEx Express operating expenses for the three and six months ended November 30, 2006 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006.

(2)	FedEx Express operating expenses for the six months ended November 30, 2005 include a $75 million charge to adjust the accounting for certain facility leases.

(3)	FedEx Freight segment results include the results of FedEx National LTL from the date of its acquisition on September 3, 2006.

The following table shows selected operating statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2006	2005	Change	2006	2005	Change
Average daily package volume (ADV):
FedEx Express	3,285	3,279	—	3,239	3,255	—
FedEx Ground	3,242	2,843	14	3,082	2,712	14

Total ADV	6,527	6,122	7	6,321	5,967	6

Average daily LTL shipments:
FedEx Freight LTL Group	87	68	28	78	67	16
Revenue per package (yield):
FedEx Express	$23.22	$21.99	6	$23.13	$21.39	8
FedEx Ground	7.04	6.90	2	7.08	6.91	2
LTL yield (revenue per hundredweight):
FedEx Freight LTL Group	$18.73	$16.80	11	$18.35	$16.68	10
Revenue growth for the second quarter and first half of 2007 was primarily attributable to yield improvement across all of our transportation segments, volume growth at FedEx Ground and package volume growth in our International Priority (“IP”) services at FedEx Express. IP volume increases in the first half of 2007 offset the impact of a 2% decline in U.S. domestic volume at FedEx Express. Revenue growth during the second quarter and first half of 2007 also benefited from our acquisition of Watkins Motor Lines (“Watkins”), which is being rebranded as FedEx National LTL, as described below. Yield improvements were principally due to higher fuel surcharges and favorable exchange rates at FedEx Express and the acquisition of FedEx National LTL at FedEx Freight. Volume increases at FedEx Ground resulted from increases in both commercial business and FedEx Home Delivery service. FedEx Freight LTL Group volumes increased in the second quarter and first half of 2007 primarily due to the acquisition of FedEx National LTL. Average daily LTL shipments, excluding FedEx National LTL, grew for the second quarter, although the growth rate moderated each month during the second quarter of 2007. Revenues at FedEx Kinko’s decreased slightly during the first half of 2007 primarily due to declines in copy product revenues.
Operating income increased in the second quarter and first half of 2007 primarily due to revenue growth in our transportation segments and declining fuel prices during the second quarter. Operating margins declined slightly in the second quarter of 2007 due to higher salaries and employee benefits. Salaries and employee benefits increased in the second quarter and first half of 2007 as a result of the new labor contract for the pilots of FedEx Express (described below) and the FedEx National LTL acquisition. Purchased transportation costs increased in the second quarter and first half of 2007 due to IP and ground package volume growth, which required a higher utilization of contract pickup and delivery services, and higher fuel surcharges from third-party transportation providers, including fuel supplement payments to our independent contractors. Operating income in the first six months ended November 30, 2005 included a $79 million charge to adjust the accounting for certain facility leases described below.
The pilots of FedEx Express, who represent a small number of our total employees, are employed under a collective bargaining agreement. Our net income for the second quarter and six months of 2007 includes the impact of a new four-year labor contract ratified by the pilots on October 17, 2006. The effect of this new agreement on net income for the second quarter of 2007 was approximately $78 million after tax, or $0.25 per diluted share. The new agreement includes signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation.

Fuel costs decreased in the second quarter of 2007 due to a decrease in the average price per gallon of fuel. Fuel costs increased for the six-month period ended November 30, 2006 due to an increase in the average price per gallon of fuel. However, fuel surcharges more than offset the effect of fuel costs on our operating results in both the second quarter and first half of 2007, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and first half of 2007 and 2006 in the accompanying discussions of each of our transportation segments.
Our results for the first six months of 2006 included a noncash charge of $79 million ($49 million after tax or $0.16 per diluted share), which represented the impact on prior years to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
Net interest expense decreased during the second quarter and first half of 2007 primarily due to increased interest income from higher cash balances and an increase in interest rates.
Our effective tax rate was 37.9% for the second quarter of 2007 and 38.1% for the first half of 2007. We expect the effective tax rate to be approximately 38.0% for the remainder of 2007. The actual rate will depend on a number of factors, including the amount and source of operating income. Our effective tax rate for both the second quarter and first half of 2006 was 38.0%.
Business Acquisitions
On September 3, 2006, we acquired the assets and assumed certain obligations of the LTL operations of Watkins, a privately held company, and certain affiliates for $784 million in cash. Watkins, a leading provider of long-haul LTL services, is being rebranded as FedEx National LTL and is expected to extend our leadership position in the heavyweight freight sector. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition.
The assets and liabilities related to FedEx National LTL have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price derived primarily from management’s estimates of cash flows. The purchase price allocation is expected to be complete by the end of 2007. See Note 1 of the accompanying unaudited financial statements for further discussion of this acquisition.
We paid the purchase price from available cash balances, which included the proceeds from our $1 billion senior unsecured debt offering completed during the first quarter of 2007. See Note 4 of the accompanying unaudited financial statements for further discussion of this debt offering.
On January 24, 2006, FedEx Express entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly-owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed during 2007, subject to customary closing conditions. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition.

On November 2, 2006, FedEx Express entered into an agreement to acquire Prakash Air Freight Pvt. Ltd., its primary service provider in India, for approximately $30 million in cash. This acquisition will extend our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets. The acquisition is expected to be completed during 2007, subject to customary closing conditions. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition.
On December 16, 2006, FedEx Express acquired all of the outstanding capital stock of ANC Holdings Ltd., a United Kingdom domestic express transportation company, for approximately $235 million. This acquisition will allow FedEx Express to better serve the United Kingdom market, which was previously served in part through independent agents. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition.
Outlook
We expect revenue and earnings improvement across all transportation segments for the second half of 2007, but our growth rate is expected to moderate in comparison to our strong growth in 2006. Our results for the third quarter will be subject to a difficult year-over-year comparison, as last year’s third quarter benefited from the timing lag between when we purchase fuel and when our indexed fuel surcharges automatically adjust. Our outlook is based on continued global economic growth, with the U.S. economy growing at a moderate rate.
We anticipate growth in total U.S. domestic package volumes and yields, as well as continued growth in FedEx Express IP shipments and yields. We anticipate that our new FedEx National LTL business will extend our leadership position in the heavyweight freight sector and provide new growth opportunities for our LTL operations in 2007 and beyond. We expect to continue to make investments to expand our networks and broaden our service offerings, in part through the integration and expansion of FedEx National LTL and our investments overseas.
FedEx Kinko’s will continue to focus on key strategies related to adding new locations, improving customer service and increasing investments in employee development and training, which we expect to continue to result in decreased profitability in the short-term. In the first quarter of 2007, FedEx Kinko’s announced the model for new centers, which will be approximately one-third the size of a traditional center and will include enhanced pack-and-ship stations and a doubling of the number of office products offered. Through the second quarter of 2007, FedEx Kinko’s had opened 86 of the approximately 200 new centers planned to be opened in 2007, which will bring the total number of domestic centers to over 1,500 by the end of 2007.
All of our transportation businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. While our fuel surcharges have been sufficient to offset increased fuel prices, we cannot predict the impact on the overall economy if fuel costs significantly fluctuate from current levels. Volatility in fuel costs may also impact quarterly earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to FedEx Express and FedEx Ground fuel surcharges can significantly affect earnings in the short-term.
See “Forward-Looking Statements” for a discussion of potential risks and uncertainties that could materially affect our future performance.

NEW ACCOUNTING PRONOUNCEMENTS
On June 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. We adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated. The adoption of SFAS 123R reduced earnings for the second quarter and first half of 2007 by $0.04 and $0.09 per diluted share, respectively. For additional information on the impact of the adoption of SFAS 123R, refer to Note 2 in the accompanying unaudited condensed consolidated financial statements.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 measurement date for our plans, so this standard will require us to change our measurement date to May 31.
The funded status recognition and disclosure provisions of SFAS 158 are effective for FedEx as of May 31, 2007. The requirement to measure plan assets and benefit obligations as of our fiscal year-end is effective for FedEx in 2009.
The impact of this standard on our balance sheet will depend on the funded status of our plans based on our February 28, 2007 measurement date. However, if the provisions of SFAS 158 were effective as of May 31, 2006, we estimate that the incremental after-tax impact of adopting SFAS 158 would have been a decrease in assets of approximately $1.4 billion, an increase in liabilities of approximately $400 million, and a decrease in total shareholders’ equity of approximately $1.8 billion. The actual amount of these adjustments at May 31, 2007 could differ materially from the amounts above. However, any adjustments resulting from the adoption of these new rules are not expected to impact our compliance with any current loan covenants or affect our debt ratings, pension funding requirements or our overall liquidity.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for FedEx in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.
The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. This Interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx in 2008. We continue to evaluate this interpretation, but do not presently anticipate its adoption will have a material impact on our financial statements.

REPORTABLE SEGMENTS
FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s form the core of our reportable segments. As of November 30, 2006, our reportable segments included the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services)
FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx SmartPost (small-parcel consolidator)
FedEx Freight Segment	FedEx Freight LTL Group:
     FedEx Freight (regional LTL freight transportation)
     FedEx National LTL (long-haul LTL freight transportation)
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues:
Package:
U.S. overnight box	$1,634	$1,604	2		$3,288	$3,165	4
U.S. overnight envelope	488	480	2		1,000	969	3
U.S. deferred	716	702	2		1,421	1,388	2

Total U.S. domestic package revenue	2,838	2,786	2		5,709	5,522	3
International Priority (IP)	1,969	1,757	12		3,882	3,391	14

Total package revenue	4,807	4,543	6		9,591	8,913	8
Freight:
U.S.	624	564	11		1,231	1,070	15
International	106	117	(9)		209	222	(6)

Total freight revenue	730	681	7		1,440	1,292	11
Other (1)	156	146	7		302	287	5

Total revenues	5,693	5,370	6		11,333	10,492	8
Operating expenses:
Salaries and employee benefits	2,116	1,959	8		4,118	3,930	5
Purchased transportation	269	236	14		532	477	12
Rentals and landing fees	392	409	(4)		790	892	(11)
Depreciation and amortization	208	203	2		413	396	4
Fuel	716	760	(6)		1,514	1,388	9
Maintenance and repairs	365	339	8		763	700	9
Intercompany charges	526	383	37		1,036	741	40
Other	599	605	(1)		1,198	1,207	(1)

Total operating expenses (2) (3)	5,191	4,894	6		10,364	9,731	7

Operating income	$502	$476	5		$969	$761	27

Operating margin	8.8%	8.9%	(10	)bp	8.6%	7.3%	130	bp

(1)	Other revenues includes FedEx Trade Networks.

(2)	Operating expenses for the second quarter and first half of 2007 included a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006.

(3)	Operating expenses for the first six months of 2006 include a $75 million charge, primarily recorded in rentals and landing fees, to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2006	2005	Change	2006	2005	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,183	1,211	(2)	1,174	1,195	(2)
U.S. overnight envelope	700	702	—	702	707	(1)
U.S. deferred	895	886	1	875	891	(2)

Total U.S. domestic ADV	2,778	2,799	(1)	2,751	2,793	(2)
IP	507	480	6	488	462	6

Total ADV	3,285	3,279	—	3,239	3,255	—

Revenue per package (yield):
U.S. overnight box	$21.92	$21.03	4	$21.87	$20.69	6
U.S. overnight envelope	11.06	10.86	2	11.13	10.71	4
U.S. deferred	12.70	12.56	1	12.69	12.16	4
U.S. domestic composite	16.21	15.80	3	16.21	15.44	5
IP	61.68	58.14	6	62.12	57.36	8
Composite package yield	23.22	21.99	6	23.13	21.39	8
Freight Statistics (1)
Average daily freight pounds:
U.S.	9,917	9,544	4	9,642	9,209	5
International	1,946	2,283	(15)	1,922	2,159	(11)

Total average daily freight pounds	11,863	11,827	—	11,564	11,368	2

Revenue per pound (yield):
U.S.	$1.00	$0.94	6	$1.00	$0.91	10
International	0.86	0.81	6	0.85	0.80	6
Composite freight yield	0.98	0.91	8	0.97	0.89	9

(1)	Package and freight statistics include only the operations of FedEx Express.
FedEx Express Segment Revenues
FedEx Express segment revenues increased in the second quarter and first half of 2007, principally due to volume and yield improvements in IP services (particularly in U.S. outbound, Europe and Asia). U.S. domestic package and U.S. freight revenue growth also contributed to the revenue increase for the second quarter and first half of 2007. During the second quarter of 2007, IP revenues grew 12% on yield growth of 6% and a 6% increase in volume. During the first six months of 2007, IP revenues grew 14% on yield growth of 8% and a 6% increase in volume. U.S. domestic package revenues grew 2% during the second quarter of 2007 and increased 3% for the first half of 2007 due to yield increases of 3% during the second quarter and 5% for the first half of 2007. U.S. domestic package volumes decreased during the first half of 2007 primarily due to revenue management actions that began last year.
IP yield increased during the second quarter of 2007 primarily due to favorable exchange rates, a higher rate per pound and an increase in the average weight per package. IP yield increased in the first half of 2007, primarily due to higher fuel surcharges, favorable exchange rates, a higher rate per pound and an increase in the average weight per package. U.S. domestic composite yield increases in the second quarter and the first half of 2007 were due to increases in the average rate per pound, partially offset by changes in product mix. U.S. freight yield increased due to higher fuel surcharges and an increase in the average rate per pound.
In November 2006, we announced a 5.5% average list price increase effective January 1, 2007 on FedEx Express U.S. domestic shipments and U.S. outbound international shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%. In January 2006, we implemented an average list price increase of 5.5% on FedEx Express U.S. domestic shipments and U.S. outbound international shipments and made various changes to certain surcharges, while we lowered our fuel surcharge index by 2%.

Fuel surcharges increased in the second quarter and first half of 2007 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
U.S. Domestic and Outbound Fuel Surcharge:
Low	12.50%	13.00%	12.50%	10.50%
High	17.00	20.00	17.00	20.00
Weighted-average	15.35	16.14	15.67	13.82
International Fuel Surcharges:
Low	12.00	11.00	12.00	10.00
High	17.00	20.00	17.00	20.00
Weighted-average	14.33	14.09	14.55	12.62
FedEx Express Segment Operating Income
During the second quarter and first half of 2007, our operating income grew as a result of IP revenue growth and declining fuel prices during the second quarter of 2007. Operating income and operating margin for the second quarter of 2007 were negatively impacted by costs associated with the ratification of a new labor contract with our pilots on October 17, 2006. These costs included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements, which were partially mitigated by reductions in variable incentive compensation. Operating margin improvement during the first half of 2007 was primarily due to higher yields, combined with cost containment and the inclusion in the first half of 2006 of a $75 million charge to adjust the accounting for certain facility leases.
Salaries and employee benefits increased in the second quarter and first half of 2007 primarily as a result of the new labor contract with our pilots, as described above. Increased purchased transportation costs in the second quarter and first half of 2007 were driven by IP volume growth, which required a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. The decrease in rentals and landing fees in the first half of 2007 is primarily attributable to the one-time adjustment for leases in 2006 described above. Fuel costs decreased in the second quarter of 2007, due to a decrease in the average price per gallon of fuel. Fuel costs increased for the first half of 2007, due to an increase in gallons consumed and an increase in the average price per gallon of fuel. However, our fuel surcharges more than offset the effect of fuel prices in both the second quarter and first half of 2007, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Intercompany charges increased in the second quarter and first half of 2007, primarily due to allocations as a result of moving the FCIS organization from FedEx Express to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues	$1,520	$1,307	16		$2,937	$2,526	16
Operating expenses:
Salaries and employee benefits	256	230	11		497	451	10
Purchased transportation	592	506	17		1,145	972	18
Rentals	44	36	22		80	67	19
Depreciation and amortization	65	53	23		126	103	22
Fuel	28	27	4		59	45	31
Maintenance and repairs	32	28	14		63	57	11
Intercompany charges	147	129	14		283	249	14
Other	165	135	22		336	271	24

Total operating expenses	1,329	1,144	16		2,589	2,215	17

Operating income	$191	$163	17		$348	$311	12

Operating margin	12.6%	12.5%	10	bp	11.8%	12.3%	(50	)bp
Average daily package volume (1)	3,242	2,843	14		3,082	2,712	14
Revenue per package (yield) (1)	$7.04	$6.90	2		$7.08	$6.91	2

(1)	Package statistics include only the operations of FedEx Ground.
FedEx Ground Segment Revenues
Revenues increased during the second quarter and first half of 2007 principally due to volume and yield growth. Average daily volumes at FedEx Ground rose 14% in both the second quarter and six months of 2007 due to increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during the second quarter and first half of 2007 was primarily due to the impact of the January 2006 general rate increase, increased fuel surcharges and higher extra service revenue (primarily on our residential and signature services). This yield increase was partially offset by higher customer discounts and a lower average weight and zone per package.
On December 4, 2006, we announced standard list rate increases averaging 4.9% for our ground and home delivery services and changes to various surcharges. The new rates and surcharge changes will be effective January 1, 2007. In January 2006, we implemented standard list rate increases averaging 3.9% and changes to various surcharges.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Low	4.50%	3.00%	4.25%	2.50%
High	5.25	4.50	5.25	4.50
Weighted-average	4.84	3.68	4.71	3.19

FedEx Ground Segment Operating Income
FedEx Ground segment operating income increased 17% during the second quarter of 2007 and 12% during the first half of 2007, resulting principally from revenue growth and yield improvement, as well as improved results at FedEx SmartPost. Second quarter results also benefited from declining fuel prices during the quarter.
Purchased transportation increased 17% in the second quarter of 2007 primarily due to higher package volume and an increase in the rates paid to our independent contractors. Purchased transportation increased 18% in the first half of 2007 principally due to volume growth and an increase in the rates paid to our independent contractors, including fuel supplements. Salaries and employee benefits, as well as other operating costs, increased in the second quarter and first half of 2007 largely due to increases in staffing and facilities to support volume growth. Other operating expenses increased 22% in the second quarter of 2007 and 24% in the first half of 2007 due primarily to increased legal costs.
Effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The net operating costs of this entity are allocated to FedEx Express and FedEx Ground. Prior year amounts have not been reclassified to conform to the current year segment presentation, as financial results are materially comparable.
FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues	$1,225	$932	31		$2,238	$1,824	23
Operating expenses:
Salaries and employee benefits	592	442	34		1,076	881	22
Purchased transportation	140	81	73		223	153	46
Rentals and landing fees	30	25	20		53	49	8
Depreciation and amortization	52	29	79		83	59	41
Fuel	116	104	12		228	186	23
Maintenance and repairs	45	30	50		77	58	33
Intercompany charges	16	9	78		30	18	67
Other	96	77	25		180	150	20

Total operating expenses	1,087	797	36		1,950	1,554	25

Operating income	$138	$135	2		$288	$270	7

Operating margin	11.3%	14.5%	(320	)bp	12.9%	14.8%	(190	)bp
Average daily LTL shipments (in thousands)	87	68	28		78	67	16
Weight per LTL shipment (lbs)	1,127	1,161	(3)		1,128	1,147	(2)
LTL yield (revenue per hundredweight)	$18.73	$16.80	11		$18.35	$16.68	10
The results of operations of FedEx National LTL are included in FedEx Freight segment results from the date of its acquisition on September 3, 2006.

FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 31% for the second quarter and 23% for the first half of 2007 primarily as a result of the impact of the acquisition of FedEx National LTL. Average daily LTL shipments grew during the second quarter and first half of 2007 due to the inclusion of FedEx National LTL and demand for our regional and interregional services. Average daily LTL shipments, excluding FedEx National LTL, grew for the second quarter, although the growth rate moderated each month during the second quarter of 2007. LTL yield grew during the second quarter and first half of 2007, reflecting higher yields from longer-haul FedEx National LTL shipments and higher rates.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
FedEx Freight Fuel Surcharge:
Low	15.9%	15.6%	15.9%	12.5%
High	20.5	19.6	21.2	19.6
Weighted-average	17.0	17.0	18.7	15.7
FedEx National LTL Fuel Surcharge:
Low	15.0
High	19.5
Weighted-average	16.0
FedEx Freight Segment Operating Income
FedEx Freight segment operating income increased 2% during the second quarter and 7% during the first half of 2007. The results of FedEx National LTL, along with moderating demand for LTL services, contributed to reduced operating margin in both the second quarter and first half of 2007. Our reduced margin in the second quarter and first half of 2007 was partially offset by a gain recorded on the sale of an operating facility. Salaries and employee benefits increased in the second quarter and first half of 2007, primarily due to the FedEx National LTL acquisition. Fuel costs increased due to the inclusion of the results of FedEx National LTL and due to higher fuel prices during the first quarter of 2007, offset partially by declining fuel prices in the second quarter of 2007. Our fuel surcharges more than offset the effect of higher fuel costs for both the second quarter and first half of 2007. Purchased transportation costs increased in the second quarter and first half of 2007 as a result of the FedEx National LTL acquisition, volume growth and an increase in the cost of purchased transportation.

FEDEX KINKO’S SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues	$519	$528	(2)		$1,023	$1,045	(2)
Operating expenses:
Salaries and employee benefits	198	190	4		389	376	3
Rentals	96	99	(3)		190	201	(5)
Depreciation and amortization	35	37	(5)		69	73	(5)
Maintenance and repairs	17	19	(11)		32	37	(14)
Intercompany charges	16	6	NM		27	10	NM
Other operating expenses:
Supplies, including paper and toner	67	70	(4)		133	137	(3)
Other	82	91	(10)		165	179	(8)

Total operating expenses	511	512	—		1,005	1,013	(1)

Operating income	$8	$16	(50)		$18	$32	(44)

Operating margin	1.5%	3.0%	(150	)bp	1.8%	3.1%	(130	)bp
FedEx Kinko’s Segment Revenues
Revenues decreased slightly for the second quarter and first six months of 2007 due to declines in base copy product revenues. These declines were due to decreased demand and more than offset the growth in package acceptance and retail office product revenues. In the first quarter of 2007, FedEx Kinko’s announced the details of a multi-year network expansion plan, including the model for new centers, which will be approximately one-third the size of a traditional center and will include enhanced pack-and-ship stations and a doubling of the number of retail office products offered. This multi-year expansion of the FedEx Kinko’s network is a key strategy relating to FedEx Kinko’s future revenue growth. FedEx Kinko’s added 86 centers to its global network during the first half of 2007.
FedEx Kinko’s Segment Operating Income
Operating income decreased $8 million in the second quarter of 2007 and $14 million in the first half of 2007 primarily due to the decrease in base copy product revenues, as well as the impact of increased salaries and employee benefit costs incurred in connection with a reorganization of the FedEx Kinko’s sales force, expansion activities and employee training and development programs. In addition, expenses associated with the addition of 55 centers during the second quarter and 86 in the first half of 2007, along with expansion planning activities to add a total of approximately 200 new centers during 2007, negatively impacted operating income. Rentals decreased due to reduced equipment rentals as a result of lower copy volumes and favorable lease renegotiations.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.855 billion at November 30, 2006, compared to $1.937 billion at May 31, 2006. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2006	2005
Operating activities:
Net income	$986	$810
Noncash charges and credits	894	954
Changes in operating assets and liabilities	(532)	(629)

Net cash provided by operating activities	1,348	1,135

Investing activities:
Business acquisition	(784)	—
Capital expenditures and other investing activities	(1,427)	(1,289)

Net cash used in investing activities	(2,211)	(1,289)

Financing activities:
Proceeds from debt issuances	999	—
Principal payments on debt	(226)	(102)
Dividends paid	(55)	(48)
Proceeds from stock issuances	55	53
Other	8	(2)

Net cash provided by (used in) financing activities	781	(99)

Net decrease in cash and cash equivalents	$(82)	$(253)

Cash Provided by Operating Activities. Cash flows from operating activities increased by $213 million in the first half of 2007 primarily due to increased earnings. During the first half of 2007, we made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $482 million ($456 million during the first half of 2006).
Cash Used for Investing Activities. On September 3, 2006, we acquired FedEx National LTL for $784 million in cash. Capital expenditures during the first half of 2007 were 10% higher than the prior year period largely due to planned expenditures for FedEx Ground’s network expansion and increased spending at FedEx Express for facility expansion and aircraft and related equipment. See “Capital Resources” below for further discussion.
Debt Financing Activities. On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating rate notes totaling $500 million due in August 2007, and fixed rate notes totaling $500 million due in August 2009. The floating rate notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 0.08%, reset on a quarterly basis. As of November 30, the floating interest rate was 5.45%. The fixed rate notes bear interest at an annual rate of 5.5%, payable semi-annually. The net proceeds are being used for working capital and general corporate purposes, including the funding of acquisitions (such as the FedEx National LTL and ANC acquisitions).

During the first six months of 2007, $200 million of senior unsecured debt and $18 million of medium term notes matured and were repaid.
A $1.0 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.6 at November 30, 2006. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of November 30, 2006, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings.
Dividends. Dividends paid in the first half of 2007 and 2006 were $55 million and $48 million, respectively. On November 17, 2006, our Board of Directors declared a dividend of $0.09 per share of common stock. The dividend is payable on January 2, 2007, to stockholders of record as of the close of business on December 12, 2006.
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

The following table compares capital expenditures by asset category and reportable segment for the three- and six-month periods ended November 30 (in millions):

					Percent Change
					2006/2005
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2006	2005	2006	2005	Ended	Ended
Aircraft and related equipment	$215	$208	$517	$484	3	7
Facilities and sort equipment	189	137	290	229	38	27
Information and technology investments	96	94	182	185	2	(2)
Vehicles	184	166	347	342	11	1
Other equipment	76	50	123	86	52	43

Total capital expenditures	$760	$655	$1,459	$1,326	16	10

FedEx Express segment	$376	$336	$770	$724	12	6
FedEx Ground segment	183	138	317	254	33	25
FedEx Freight segment	83	94	168	176	(12)	(5)
FedEx Kinko’s segment	42	32	66	47	31	40
Other, principally FedEx Services	76	55	138	125	38	10

Total capital expenditures	$760	$655	$1,459	$1,326	16	10

Capital expenditures during the first half of 2007 were higher than the prior year period primarily due to investments in the FedEx Ground network to support volume growth and increased spending at FedEx Express for facility expansion and aircraft and related equipment. We expect capital expenditures of approximately $3.1 billion for 2007, compared to $2.5 billion in 2006. Much of the anticipated increase in 2007 is due to facility expansions at FedEx Express, vehicle expenditures at FedEx Ground to support network expansions and replacement needs and the addition of new locations at FedEx Kinko’s, based on its new center model. We also plan to continue investing in productivity-enhancing technologies and the multi-year capacity expansion of the FedEx Ground network.
Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. While we also pursue market opportunities to purchase aircraft when they become available, we must make commitments regarding our airlift requirements years before aircraft are actually needed.
On September 25, 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757-200 aircraft. As of November 30, 2006, we had entered into agreements to purchase 15 757-200 aircraft under this program. The impact to 2007 of this program has been reflected in our expected 2007 capital expenditures of approximately $3.1 billion.
On November 7, 2006, we entered into an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. The 777F is the world’s largest twin-engine cargo aircraft and will provide us with non-stop, point-to-point transoceanic routes with shorter flight times. We expect to take delivery of six of the 777F aircraft in 2010 and the remaining nine in 2011. In connection with the decision to purchase these aircraft, we cancelled our order for ten Airbus A380-800F aircraft. We do not expect the cancellation of this contract to have any material negative impact to us.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of November 30, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at November 30, 2006. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
						There-
	2007(1)	2008	2009	2010	2011	after	Total
Amounts reflected in Balance Sheet:
Long-term debt	$622	$500	$500	$499	$249	$539	$2,909
Capital lease obligations (2) (3)	11	100	12	97	8	144	372
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (3)	673	703	850	1,061	726	226	4,239
Interest on long-term debt	80	117	110	79	65	1,599	2,050
Operating leases (3)	949	1,577	1,386	1,216	1,078	7,260	13,466

Total	$2,335	$2,997	$2,858	$2,952	$2,126	$9,768	$23,036

(1)	Cash obligations for the remainder of 2007.

(2)	Capital lease obligations represent principal and interest payments.

(3)	See Note 8 to the accompanying unaudited consolidated financial statements.
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
Other Cash Obligations Not Reflected in Balance Sheet
The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers, printing and other equipment and advertising and promotions contracts. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations, which is reflected in the table above. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into a non-cancelable commitment to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, which are primarily fixed rate.
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2006. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
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
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations,” and in Footnote 1, “General,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site;

•	the price and availability of jet and diesel fuel;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharge in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, including FedEx Kinko’s and FedEx National LTL, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;

•	changes in foreign currency exchange rates, especially in the Japanese yen, Taiwan dollar, Canadian dollar and euro, which can affect our sales levels and foreign currency sales prices;

•	our ability to defend against challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	the impact of technology developments on our operations and on demand for our services (for example, the impact that low-cost home copiers and printers are having on demand for FedEx Kinko’s copy services);

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and

•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At November 30, 2006, we had approximately $500 million of outstanding floating-rate senior unsecured debt issued in August 2006 for working capital and general corporate purposes, including the funding of acquisitions. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As of November 30, 2006, there had been no other material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. Foreign currency fluctuations during the three- and six-month periods ended November 30, 2006 did not have a material effect on our results of operations.
We have market risk for changes in the price of jet and diesel fuel. This risk is largely mitigated by our fuel surcharges. However, our fuel surcharges have a lag that exists before they are adjusted for changes in fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change to our fuel surcharges. Therefore, our operating income may be significantly affected in the short term should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.
On December 19, 2006, FedEx Express received a formal request for certain information in connection with an ongoing investigation by the Directorate General for Competition of the European Commission (“EC”) into possible anti-competitive behavior relating to air freight transport services in the European Union/European Economic Area. This investigation is in addition to the ongoing investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) that was disclosed in our Annual Report. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with both the EC and the DOJ.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended August 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
For the information called for by this item, see our quarterly report on Form 10-Q for the quarter ended August 31, 2006.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: December 22, 2006	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1