Form 10-Q
period 2007-02-28
FEDEX CORP
filed 2007-03-23
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-15829
FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1721435 (I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (ZIP Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at March 19, 2007 307,801,104

FEDEX CORPORATION
INDEX
PART I. FINANCIAL INFORMATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2007	May 31,
	(Unaudited)	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,770	$1,937
Receivables, less allowances of $137 and $144	3,925	3,516
Spare parts, supplies and fuel, less allowances of $156 and $150	322	308
Deferred income taxes	540	539
Prepaid expenses and other	210	164

Total current assets	6,767	6,464
PROPERTY AND EQUIPMENT, AT COST	26,333	24,074
Less accumulated depreciation and amortization	14,164	13,304

Net property and equipment	12,169	10,770
OTHER LONG-TERM ASSETS
Goodwill	3,136	2,825
Prepaid pension cost	1,539	1,349
Intangible and other assets	1,362	1,282

Total other long-term assets	6,037	5,456

	$24,973	$22,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2007	May 31,
	(Unaudited)	2006
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,259	$850
Accrued salaries and employee benefits	1,251	1,325
Accounts payable	1,888	1,908
Accrued expenses	1,372	1,390

Total current liabilities	5,770	5,473
LONG-TERM DEBT, LESS CURRENT PORTION	2,005	1,592
OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,402	1,367
Pension, postretirement healthcare and other benefit obligations	971	944
Self-insurance accruals	749	692
Deferred lease obligations	629	658
Deferred gains, principally related to aircraft transactions	350	373
Other liabilities	87	80

Total other long-term liabilities	4,188	4,114
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized, 308 million shares issued as of February 28, 2007 and 306 million shares issued as of May 31, 2006	31	31
Additional paid-in capital	1,621	1,438
Retained earnings	11,391	10,068
Accumulated other comprehensive loss	(30)	(24)
Treasury stock, at cost	(3)	(2)

Total common stockholders’ investment	13,010	11,511

	$24,973	$22,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
REVENUES	$8,592	$8,003	$26,063	$23,800
OPERATING EXPENSES:
Salaries and employee benefits	3,414	3,162	10,225	9,305
Purchased transportation	1,009	814	2,901	2,397
Rentals and landing fees	598	577	1,752	1,826
Depreciation and amortization	449	391	1,278	1,147
Fuel	829	774	2,630	2,393
Maintenance and repairs	484	427	1,491	1,340
Other	1,168	1,145	3,522	3,305

	7,951	7,290	23,799	21,713

OPERATING INCOME	641	713	2,264	2,087
OTHER INCOME (EXPENSE):
Interest, net	(11)	(28)	(37)	(82)
Other, net	(1)	(2)	(5)	(13)

	(12)	(30)	(42)	(95)

INCOME BEFORE INCOME TAXES	629	683	2,222	1,992
PROVISION FOR INCOME TAXES	209	255	816	754

NET INCOME	$420	$428	$1,406	$1,238

EARNINGS PER COMMON SHARE:
Basic	$1.37	$1.41	$4.59	$4.08

Diluted	$1.35	$1.38	$4.52	$4.01

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.08	$0.27	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,
	2007	2006
Operating Activities:
Net income	$1,406	$1,238
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,278	1,145
Provision for uncollectible accounts	78	91
Lease accounting charge	—	79
Deferred income taxes and other noncash items	32	73
Changes in operating assets and liabilities, net of the effect of acquired business:
Receivables	(293)	(191)
Other current assets	(46)	(34)
Accounts payable and other operating liabilities	(163)	28
Other, net	(188)	(210)

Net cash provided by operating activities	2,104	2,219
Investing Activities:
Capital expenditures	(2,112)	(1,856)
Business acquisitions, net of cash acquired	(991)	—
Proceeds from asset dispositions	26	44
Other, net	9	—

Net cash used in investing activities	(3,068)	(1,812)
Financing Activities:
Proceeds from debt issuance	1,054	—
Principal payments on debt	(283)	(355)
Proceeds from stock issuances	93	105
Dividends paid	(83)	(73)
Other, net	16	(2)

Net cash provided by (used in) financing activities	797	(325)

Net (decrease) increase in cash and cash equivalents	(167)	82
Cash and cash equivalents at beginning of period	1,937	1,039

Cash and cash equivalents at end of period	$1,770	$1,121

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2007 and the results of our operations for the three- and nine-month periods ended February 28, 2007 and 2006 and our cash flows for the nine-month periods ended February 28, 2007 and 2006. Operating results for the three- and nine-month periods ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who represent a small number of our total employees, are employed under a collective bargaining agreement. In October 2006, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. The effect of this new agreement on second quarter of 2007 net income was approximately $78 million after tax, or $0.25 per diluted share. These costs were partially mitigated by reductions in variable incentive compensation.
DIVIDENDS DECLARED PER COMMON SHARE. On February 16, 2007, our Board of Directors declared a dividend of $0.09 per share of common stock. The dividend will be paid on April 2, 2007 to stockholders of record as of the close of business on March 12, 2007. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
LEASE ADJUSTMENT. Our results for the nine months ended February 28, 2006 included a noncash charge of $79 million ($49 million after tax or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express. This charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
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
On February 27, 2007, we announced changes to modernize our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the company match in our 401(k) plan for most employees to 3.5% of eligible compensation. Effective May 31, 2008, all benefits under our traditional pension benefit formula will be capped and will be payable beginning at retirement. All future pension benefits from June 1, 2008 will be earned under our cash balance formula known as the Portable Pension Account. See our Annual Report for a more detailed description of our Portable Pension Account. These changes will not affect the benefits of current retirees.
Under the new programs, we expect the long-term costs and funding for our retirement plans will approximate those under the current design. The effect of these changes to the measurement of our pension liabilities will be reflected in our February 28, 2007 measurement date valuation and will be disclosed in our May 31, 2007 Annual Report. While our fiscal year-end measurements (performed as of February 28) have not yet been finalized, we anticipate that the announced retirement plan changes will substantially reduce the impact on shareholders’ equity of adopting SFAS 158 described above.
The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate its adoption will have a material effect on our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for FedEx in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.

(2) Business Acquisitions
On September 3, 2006, we acquired the assets and assumed certain obligations of the less-than-truckload (“LTL”) operations of Watkins Motor Lines (“Watkins”), a privately held company, and certain affiliates for $784 million in cash. Watkins, a leading provider of long-haul LTL services, is being rebranded as FedEx National LTL and is expected to extend our leadership position in the heavyweight LTL freight sector. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition. The portion of the purchase price allocated to goodwill and other identified intangible assets will be deductible for tax purposes over 15 years.
On December 16, 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for approximately $239 million, predominantly in cash. This acquisition will allow FedEx Express to better serve the United Kingdom domestic market, which we previously served primarily through independent agents. The financial results of ANC have been included in the FedEx Express segment from the date of acquisition. The portion of the purchase price allocated to goodwill and other identified intangible assets will generally be deductible for U.S. tax purposes over 15 years.
On January 31, 2007, FedEx Express acquired all of the outstanding capital stock of Prakash Air Freight Pvt. Ltd. (“Prakash”), its primary service provider in India, for approximately $33 million in cash. This acquisition extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets. The financial results of the acquired company are included in the FedEx Express segment from the date of acquisition.
Pro forma results of these acquisitions would not differ materially from reported results in any of the periods presented. The accompanying unaudited balance sheet reflects the following preliminary allocations of the purchase price for the FedEx National LTL and ANC acquisitions (in millions):

	FedEx
	National LTL	ANC
Current assets, primarily accounts receivable	$121	$68
Property and equipment	528	20
Customer-related intangible assets	77	47
Goodwill	114	170
Other assets	4	4
Current liabilities	(60)	(61)
Long-term liabilities	—	(9)

Total purchase price	$784	$239

The purchase price allocations for these acquisitions are expected to be complete by May 31, 2007. The Prakash acquisition was not material to our results of operations or financial condition, and accordingly a purchase price allocation has not been presented. The customer-related intangible assets will be amortized on an accelerated basis over seven years for FedEx National LTL, and 12 years for ANC. As a result of these acquisitions, we recorded $311 million in goodwill during the nine-month period ended February 28, 2007.

On March 1, 2007, FedEx Express acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for approximately $400 million in cash. We expect a significant portion of the purchase price will be allocated to goodwill. This acquisition converts our joint venture with DTW Group, formed in 1999 and prior to the fourth quarter of 2007 accounted for under the equity method, into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. The financial results of DTW Group will be included in the FedEx Express segment from the date of acquisition.
We paid the purchase price for these acquisitions from available cash balances, which included the net proceeds from our $1 billion senior unsecured debt offering completed during the first quarter of 2007. See Note 5 for further discussion of this debt offering.
(3) Stock Compensation
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
Our total share-based compensation expense was $23 million for the three months ended February 28, 2007, and $79 million for the nine months ended February 28, 2007. The impact of adopting SFAS 123R to the third quarter of 2007 was approximately $15 million ($11 million, net of tax), or $0.04 per basic and diluted share, and $54 million ($40 million, net of tax), or $0.13 per basic and diluted share, for the nine months of 2007. These amounts are not material to earnings or cash flows for the third quarter or nine months ended February 28, 2007.

Stock option compensation expense, pro forma net income and basic and diluted earnings per common share, if determined under SFAS 123 at fair value using the Black-Scholes method, would have been as follows (in millions, except for per share amounts) for the three- and nine-month periods ended February 28, 2006:

	Three Months	Nine Months

Net income, as reported	$428	$1,238
Add: Stock compensation included in reported net income, net of tax	2	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	13	36

Pro forma net income	$417	$1,206

Earnings per common share:
Basic — as reported	$1.41	$4.08

Basic — pro forma	$1.37	$3.97

Diluted — as reported	$1.38	$4.01

Diluted — pro forma	$1.34	$3.90

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
For unvested restricted stock awards and stock options granted prior to June 1, 2006, the terms of these awards provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the remaining service or vesting period. This post-retirement vesting provision was removed from all stock option awards granted subsequent to May 31, 2006.
As of February 28, 2007, there was $151 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately four years.

Following is a table of the key weighted-average assumptions used in the valuation calculations under both SFAS 123R and SFAS 123 for the options granted during the nine-month periods presented. See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model.

	February 28,
	2007	2006
Expected lives	5 years	5 years
Expected volatility	22%	25%
Risk-free interest rate	4.90%	3.78%
Dividend yield	0.302%	0.324%
The following table summarizes information about stock option and restricted stock activity for the nine-month period ended February 28, 2007:

	Stock Options					Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Exercise		Remaining	Aggregate
	Shares	Price	Fair Value	Life	Intrinsic Value	Shares	Fair Value
Outstanding at June 1, 2006	17,099,526	$60.82	$307,436,781			583,106	$44,941,947
Granted	2,016,946	110.17	63,865,985			175,005	19,232,381
Exercised	(1,717,192)	54.18	(28,358,561)			(260,664)	(18,235,895)
Forfeited	(246,410)	88.46	(6,190,243)			(15,193)	(1,334,033)

Outstanding at February 28, 2007	17,152,870	$66.93	$336,753,962	6.0 years	$818,578,024	482,254	$44,604,400

Options Exercisable	10,980,448	$53.54		4.7 years	$670,987,502

At February 28, 2007, there were 7,141,486 shares available for future grants under these plans. The options granted during the nine-month period ended February 28, 2007 are primarily related to our principal annual stock option grant in June 2006.
The weighted-average Black-Scholes value of our stock option grants using the assumptions indicated above was $30.47 per option for the three-month period ended February 28, 2007, and $31.66 per option for the nine-month period ended February 28, 2007. The weighted-average Black-Scholes value of our stock option grants was $28.48 per option for the three-month period ended February 28, 2006, and $25.65 per option for the nine-month period ended February 28, 2006. The intrinsic value of options exercised during the three-month period ended February 28, 2007 was $39 million, and $100 million for the nine-month period ended February 28, 2007. The intrinsic value of options exercised during the three-month period ended February 28, 2006 was $73 million, and $136 million for the nine-month period ended February 28, 2006.
The following table summarizes information about vested and nonvested stock options as of the dates indicated:

	February 28, 2007		June 1, 2006
	Shares	Fair Value	Shares	Fair Value
Vested	10,980,448	$178,832,833	9,665,894	$144,823,786
Nonvested	6,172,422	157,921,129	7,433,632	162,612,995

Total	17,152,870	$336,753,962	17,099,526	$307,436,781

During the nine months ended February 28, 2007, 3,008,420 stock options vested with a fair value of $62 million.
Total shares outstanding or available for grant related to equity compensation at February 28, 2007 represented 7.5% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.
(4) Comprehensive Income
The following tables provide a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 28,
	2007	2006
Net income	$420	$428
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $3 in 2007 and $2 in 2006	(7)	11

Comprehensive income	$413	$439

	Nine Months Ended
	February 28,
	2007	2006
Net income	$1,406	$1,238
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $4 in 2007 and deferred tax benefit of $2 in 2006	(6)	12

Comprehensive income	$1,400	$1,250

(5) Financing Arrangements
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At February 28, 2007, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.
On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating rate notes totaling $500 million due in August 2007 and fixed rate notes totaling $500 million due in August 2009. The floating rate notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 0.08%, reset on a quarterly basis. At February 28, 2007, the floating interest rate was 5.44%. The fixed rate notes bear interest at an annual rate of 5.5%, payable semi-annually. The net proceeds are being used for working capital and general corporate purposes, including the funding of acquisitions (such as those described in Note 2).

(6) Computation of Earnings Per Share
The calculations of basic and diluted earnings per common share for the periods ended February 28 were as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net income	$420	$428	$1,406	$1,238

Weighted-average shares of common stock outstanding	307	305	306	304
Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	18	18	17
Less shares repurchased from proceeds of assumed exercise of options	(14)	(13)	(13)	(12)

Weighted-average common and common equivalent shares outstanding	311	310	311	309

Basic earnings per share	$1.37	$1.41	$4.59	$4.08

Diluted earnings per share	$1.35	$1.38	$4.52	$4.01

We have excluded from the calculation of diluted earnings per share approximately 0.2 million antidilutive options for the three- and nine-month periods ended February 28, 2007 as the exercise price of these options was greater than the average market price of our common stock for the period.
(7) Employee Benefit Plans
We sponsor defined benefit pension plans covering a majority of our employees. The largest plan covers certain U.S. employees age 21 and over with at least one year of service. Certain of our subsidiaries also offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. Net periodic benefit costs of the pension and postretirement healthcare plans for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
Pension Plans	2007	2006	2007	2006
Service cost	$136	$119	$401	$356
Interest cost	176	160	530	482
Expected return on plan assets	(232)	(203)	(697)	(609)
Recognized actuarial losses	35	27	104	82
Amortization of transition obligation	—	—	(1)	(1)
Amortization of prior service cost	3	3	9	9

	$118	$106	$346	$319

Postretirement Healthcare Plans
Service cost	$7	$10	$23	$31
Interest cost	7	8	21	24
Recognized actuarial gain	(1)	—	(3)	—

	$13	$18	$41	$55

We made tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $482 million during the first nine months of 2007, and $456 million during the first nine months of 2006.
(8) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our operations are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation, a leading U.S. provider of LTL freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These businesses form the core of our reportable segments. Management evaluates segment financial performance based on operating income.
FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information technology support, primarily for FedEx Express and FedEx Ground. The costs for these functions are allocated based on metrics such as relative revenues or estimated services provided. We also allocate costs for administrative functions provided between operating companies and certain other costs, such as those associated with services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the cost of providing these functions.
In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates and are reflected as revenues of the billing segment. We believe these rates approximate fair value and these rates are periodically evaluated and updated as necessary. FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. All shipment revenues are reflected in the segment performing the transportation services. Intersegment revenues and expenses are eliminated in the consolidated results and are not separately identified in the following segment information, as the amounts are not material.
Effective June 1, 2006, we moved the credit, collections and customer service functions with responsibility for FedEx Express domestic and FedEx Ground customer information from FedEx Express into a newly formed subsidiary of FedEx Services named FedEx Customer Information Services, Inc. Also, effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The costs of providing these customer service functions and the net operating costs of FedEx Global Supply Chain Services are allocated back to the FedEx Express and FedEx Ground segments. Prior year amounts have not been reclassified to conform to the current year segment presentation, as the financial results of all segments are materially comparable.

As of February 28, 2007, our reportable segments included the following businesses:

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
The following table provides a reconciliation of reportable segment revenues and operating income to our consolidated financial statement totals (in millions):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenue
FedEx Express segment	$5,523	$5,340	$16,856	$15,832
FedEx Ground segment	1,523	1,363	4,460	3,889
FedEx Freight segment (3)	1,101	848	3,339	2,672
FedEx Kinko’s segment	485	501	1,508	1,546
Other and eliminations	(40)	(49)	(100)	(139)

	$8,592	$8,003	$26,063	$23,800

Operating Income
FedEx Express segment (1)(2)	$391	$446	$1,360	$1,207
FedEx Ground segment	196	187	544	498
FedEx Freight segment (3)	50	73	338	343
FedEx Kinko’s segment	4	7	22	39
Other and eliminations	—	—	—	—

	$641	$713	$2,264	$2,087

(1)	FedEx Express segment results for the nine-month period ended February 28, 2007 include a $143 million charge for signing bonuses and other upfront compensation associated with the new labor contract with our pilots, which was ratified in October 2006.

(2)	FedEx Express segment results for the nine-month period ended February 28, 2006 include a $75 million charge to adjust the accounting for certain facility leases.

(3)	FedEx Freight segment results include the results of FedEx National LTL from the date of acquisition on September 3, 2006.

(9) Commitments
As of February 28, 2007, our purchase commitments for the remainder of 2007 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2007 (remainder)	$124	$57	$216	$397
2008	482	147	387	1,016
2009	800	157	159	1,116
2010	907	145	95	1,147
2011	640	3	61	704
Thereafter	31	—	219	250

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, and advertising and promotions contracts.
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
In September 2006 we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757-200 aircraft. As of February 28, 2007, we had entered into agreements to purchase 32 757-200 aircraft under this program.
In November 2006 we entered into an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. In connection with the decision to purchase these aircraft, we cancelled our order of ten Airbus A380-800F aircraft. We do not expect the cancellation of this contract to have any material impact to us.
Deposits and progress payments of $125 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2007, with the year of expected delivery:

	A300	A310	B757	777F	Total
2007 (remainder)	2	—	2	—	4
2008	9	2	7	—	18
2009	4	—	13	—	17
2010	—	—	4	6	10
2011	—	—	3	9	12
Thereafter	—	—	3	—	3

Total	15	2	32	15	64

A summary of future minimum lease payments under capital leases at February 28, 2007 is as follows (in millions):

2007 (remainder)	$6
2008	100
2009	12
2010	96
2011	8
Thereafter	144

366
Less amount representing interest	61

Present value of net minimum lease payments	$305

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at February 28, 2007 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007 (remainder)	$162	$270	$432
2008	592	1,034	1,626
2009	554	873	1,427
2010	544	702	1,246
2011	526	574	1,100
Thereafter	3,934	3,461	7,395

	$6,312	$6,914	$13,226

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
(10) Contingencies
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
Race Discrimination. On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination by FedEx Express in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for May 2007. We have denied any liability. Given the nature of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops. We are using a mediator to negotiate a possible settlement of this matter with plaintiffs’ counsel.

Independent Contractor. FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. These matters include Estrada v. FedEx Ground, a class action involving single work area contractors that was filed in California state court. Although the trial court granted some of the plaintiffs’ claims for relief in Estrada ($18 million, inclusive of attorney’s fees, plus equitable relief), the appellate court has reversed the trial court’s issuance of equitable relief. The plaintiffs petitioned the California Supreme Court for a review of the appellate court decision, and that petition was denied. We expect to prevail on the rest of the pending appeal as well.
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
(11) Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2007	2006
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$112	$116
Income taxes	892	766
(12) Condensed Consolidating Financial Statements
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to be exempt from reporting under the Securities Exchange Act of 1934.
The guarantor subsidiaries, which are wholly owned by FedEx, guarantee approximately $2.2 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
February 28, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,157	$133	$480	$—	$1,770
Receivables, less allowances	4	3,127	812	(18)	3,925
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	11	429	92	—	532
Deferred income taxes	—	535	5	—	540

Total current assets	1,172	4,224	1,389	(18)	6,767
PROPERTY AND EQUIPMENT, AT COST	22	24,020	2,291	—	26,333
Less accumulated depreciation and amortization	13	13,167	984	—	14,164

Net property and equipment	9	10,853	1,307	—	12,169
INTERCOMPANY RECEIVABLE	—	467	632	(1,099)	—
GOODWILL	—	2,675	461	—	3,136
PREPAID PENSION COST	1,494	23	22	—	1,539
INVESTMENT IN SUBSIDIARIES	13,986	2,591	—	(16,577)	—
OTHER ASSETS	69	525	801	(33)	1,362

	$16,730	$21,358	$4,612	$(17,727)	$24,973

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,050	$209	$—	$—	$1,259
Accrued salaries and employee benefits	40	1,042	169	—	1,251
Accounts payable	33	1,516	357	(18)	1,888
Accrued expenses	35	1,177	160	—	1,372

Total current liabilities	1,158	3,944	686	(18)	5,770
LONG-TERM DEBT, LESS CURRENT PORTION	1,248	757	—	—	2,005
INTERCOMPANY PAYABLE	1,099	—	—	(1,099)	—
OTHER LIABILITIES
Deferred income taxes	—	1,170	265	(33)	1,402
Other liabilities	235	2,455	96	—	2,786

Total other long-term liabilities	235	3,625	361	(33)	4,188
STOCKHOLDERS’ INVESTMENT	12,990	13,032	3,565	(16,577)	13,010

	$16,730	$21,358	$4,612	$(17,727)	$24,973

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,679	$114	$144	$—	$1,937
Receivables, less allowances	—	2,864	681	(29)	3,516
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	7	423	42	—	472
Deferred income taxes	—	522	17	—	539

Total current assets	1,686	3,923	884	(29)	6,464
PROPERTY AND EQUIPMENT, AT COST	22	22,430	1,622	—	24,074
Less accumulated depreciation and amortization	12	12,410	882	—	13,304

Net property and equipment	10	10,020	740	—	10,770
INTERCOMPANY RECEIVABLE	—	680	1,399	(2,079)	—
GOODWILL	—	2,675	150	—	2,825
PREPAID PENSION COST	1,310	18	21	—	1,349
INVESTMENT IN SUBSIDIARIES	12,301	2,070	—	(14,371)	—
OTHER ASSETS	69	571	675	(33)	1,282

	$15,376	$19,957	$3,869	$(16,512)	$22,690

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$700	$150	$—	$—	$850
Accrued salaries and employee benefits	50	1,107	168	—	1,325
Accounts payable	33	1,594	310	(29)	1,908
Accrued expenses	37	1,221	132	—	1,390

Total current liabilities	820	4,072	610	(29)	5,473
LONG-TERM DEBT, LESS CURRENT PORTION	749	843	—	—	1,592
INTERCOMPANY PAYABLE	2,079	—	—	(2,079)	—
OTHER LIABILITIES
Deferred income taxes	—	1,143	257	(33)	1,367
Other liabilities	226	2,447	74	—	2,747

Total other long-term liabilities	226	3,590	331	(33)	4,114
STOCKHOLDERS’ INVESTMENT	11,502	11,452	2,928	(14,371)	11,511

	$15,376	$19,957	$3,869	$(16,512)	$22,690

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,266	$1,405	$(79)	$8,592
OPERATING EXPENSES:
Salaries and employee benefits	26	2,864	524	—	3,414
Purchased transportation	—	767	249	(7)	1,009
Rentals and landing fees	—	530	69	(1)	598
Depreciation and amortization	—	387	62	—	449
Fuel	—	770	59	—	829
Maintenance and repairs	1	451	32	—	484
Intercompany charges, net	(48)	(42)	90	—	—
Other	21	1,006	212	(71)	1,168

	—	6,733	1,297	(79)	7,951

OPERATING INCOME	—	533	108	—	641
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	420	65	—	(485)	—
Interest, net	(5)	(6)	—	—	(11)
Intercompany charges, net	6	(6)	—	—	—
Other, net	(1)	—	—	—	(1)

INCOME BEFORE INCOME TAXES	420	586	108	(485)	629
Provision for income taxes	—	156	53	—	209

NET INCOME	$420	$430	$55	$(485)	$420

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,049	$1,031	$(77)	$8,003
OPERATING EXPENSES:
Salaries and employee benefits	21	2,782	359	—	3,162
Purchased transportation	—	672	147	(5)	814
Rentals and landing fees	1	522	56	(2)	577
Depreciation and amortization	1	352	38	—	391
Fuel	—	744	30	—	774
Maintenance and repairs	1	412	14	—	427
Intercompany charges, net	(41)	(67)	108	—	—
Other	17	1,019	179	(70)	1,145

	—	6,436	931	(77)	7,290

OPERATING INCOME	—	613	100	—	713
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	428	56	—	(484)	—
Interest, net	(12)	(16)	—	—	(28)
Intercompany charges, net	12	(19)	7	—	—
Other, net	—	(1)	(1)	—	(2)

INCOME BEFORE INCOME TAXES	428	633	106	(484)	683
Provision for income taxes	—	206	49	—	255

NET INCOME	$428	$427	$57	$(484)	$428

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$22,275	$4,046	$(258)	$26,063
OPERATING EXPENSES:
Salaries and employee benefits	78	8,721	1,426	—	10,225
Purchased transportation	—	2,258	664	(21)	2,901
Rentals and landing fees	2	1,563	189	(2)	1,752
Depreciation and amortization	1	1,122	155	—	1,278
Fuel	—	2,481	149	—	2,630
Maintenance and repairs	1	1,408	82	—	1,491
Intercompany charges, net	(147)	(136)	283	—	—
Other	65	3,098	594	(235)	3,522

	—	20,515	3,542	(258)	23,799

OPERATING INCOME	—	1,760	504	—	2,264
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,406	302	—	(1,708)	—
Interest, net	(11)	(27)	1	—	(37)
Intercompany charges, net	15	(21)	6	—	—
Other, net	(4)	—	(1)	—	(5)

INCOME BEFORE INCOME TAXES	1,406	2,014	510	(1,708)	2,222
Provision for income taxes	—	654	162	—	816

NET INCOME	$1,406	$1,360	$348	$(1,708)	$1,406

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$20,879	$3,176	$(255)	$23,800
OPERATING EXPENSES:
Salaries and employee benefits	58	8,190	1,057	—	9,305
Purchased transportation	—	1,950	460	(13)	2,397
Rentals and landing fees	3	1,656	169	(2)	1,826
Depreciation and amortization	2	1,034	111	—	1,147
Fuel	—	2,299	94	—	2,393
Maintenance and repairs	1	1,292	47	—	1,340
Intercompany charges, net	(118)	(178)	296	—	—
Other	54	2,963	528	(240)	3,305

	—	19,206	2,762	(255)	21,713

OPERATING INCOME	—	1,673	414	—	2,087
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,238	235	—	(1,473)	—
Interest, net	(45)	(37)	—	—	(82)
Intercompany charges, net	51	(64)	13	—	—
Other, net	(6)	(5)	(2)	—	(13)

INCOME BEFORE INCOME TAXES	1,238	1,802	425	(1,473)	1,992
Provision for income taxes	—	605	149	—	754

NET INCOME	$1,238	$1,197	$276	$(1,473)	$1,238

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(255)	$1,701	$658	$—	$2,104
INVESTING ACTIVITIES
Capital expenditures	(1)	(1,948)	(163)	—	(2,112)
Business acquisitions, net of cash acquired	(174)	(33)	(784)	—	(991)
Proceeds from asset dispositions	—	8	18	—	26
Other, net	—	9	—	—	9

CASH USED IN INVESTING ACTIVITIES	(175)	(1,964)	(929)	—	(3,068)
FINANCING ACTIVITIES
Net transfers (to) from Parent	(917)	310	607	—	—
Proceeds from debt issuance	999	55	—	—	1,054
Principal payments on debt	(200)	(83)	—	—	(283)
Proceeds from stock issuances	93	—	—	—	93
Dividends paid	(83)	—	—	—	(83)
Other, net	16	—	—	—	16

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(92)	282	607	—	797

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(522)	19	336	—	(167)
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$1,157	$133	$480	$—	$1,770

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(203)	$2,171	$251	$—	$2,219
INVESTING ACTIVITIES
Capital expenditures	(4)	(1,719)	(133)	—	(1,856)
Proceeds from asset dispositions	—	39	5		44

CASH USED IN INVESTING ACTIVITIES	(4)	(1,680)	(128)	—	(1,812)
FINANCING ACTIVITIES
Net transfers (to) from Parent	485	(388)	(97)	—	—
Principal payments on debt	(250)	(105)	—	—	(355)
Proceeds from stock issuances	105	—	—	—	105
Dividends paid	(73)	—	—	—	(73)
Other, net	(2)	—	—	—	(2)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	265	(493)	(97)	—	(325)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	58	(2)	26	—	82
Cash and cash equivalents at beginning of period	742	151	146	—	1,039

Cash and cash equivalents at end of period	$800	$149	$172	$—	$1,121

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
March 20, 2007

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
FedEx provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. These operations are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight Corporation, a leading U.S. provider of less than truckload (“LTL”) freight services; and FedEx Kinko’s, a leading provider of document solutions and business services. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion.
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2007	2006	Change		2007(1)	2006 (2)	Change
Revenues	$8,592	$8,003	7		$26,063	$23,800	10
Operating income	641	713	(10)		2,264	2,087	8
Operating margin	7.5%	8.9%	(140	) bp	8.7%	8.8%	(10	) bp
Net income	$420	$428	(2)		$1,406	$1,238	14

Diluted earnings per share	$1.35	$1.38	(2)		$4.52	$4.01	13

(1)	Operating expenses for the first nine months of 2007 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006. The impact of this new contract on net income was approximately $78 million after tax, or $0.25 per diluted share.

(2)	Operating expenses for the first nine months of 2006 include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express.
The following table shows changes in revenues and operating income by reportable segment for the three- and nine-month periods ended February 28, 2007 compared to 2006 (in millions):

	Change In		Percent Change in		Change in			Percent Change in
	Revenues		Revenue		Operating Income			Operating Income
	Three	Nine	Three	Nine	Three	Nine		Three	Nine
	Months	Months	Months	Months	Months	Months		Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended		Ended	Ended
FedEx Express segment	$183	$1,024	3	6	$(55)	$153	(1)(2)	(12)	13
FedEx Ground segment	160	571	12	15	9	46		5	9
FedEx Freight segment (3)	253	667	30	25	(23)	(5)		(32)	(1)
FedEx Kinko’s segment	(16)	(38)	(3)	(2)	(3)	(17)		(43)	(44)
Other and Eliminations	9	39	NM	NM	—	—		NM	NM

	$589	$2,263	7	10	$(72)	$177		(10)	8

(1)	FedEx Express operating expenses for the nine-month period ended February 28, 2007 include a $143 million charge associated with upfront compensation and benefits under the new pilot labor contract, which was ratified in October 2006.

(2)	FedEx Express operating expenses for the nine-month period ended February 28, 2006 include a $75 million charge to adjust the accounting for certain facility leases.

(3)	FedEx Freight segment results include the results of FedEx National LTL from the date of acquisition on September 3, 2006.

The following table shows selected operating statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2007	2006	Change	2007	2006	Change
Average daily package volume (ADV):
FedEx Express(1)	3,345	3,375	(1)	3,271	3,292	(1)
FedEx Ground	3,216	2,944	9	3,125	2,788	12

Total ADV	6,561	6,319	4	6,396	6,080	5

Average daily LTL shipments:
FedEx Freight Segment	77	64	20	77	66	17
Revenue per package (yield):
FedEx Express(1)	$21.14	$20.65	2	$21.65	$20.54	5
FedEx Ground	7.26	7.10	2	7.14	6.97	2
LTL Yield (revenue per hundredweight):
FedEx Freight Segment	$18.68	$16.74	12	$18.45	$16.70	10

(1)	Certain reclassifications, which are more fully described in the FedEx Express segment financial summary table, impacted the presentation of these amounts.
Operating results for the third quarter of 2007 reflect weaker than anticipated volumes in our package and freight services due to the slowing economic environment, the anticipated year-over-year negative impact from the timing lag in our fuel surcharges and the adverse effect of severe winter weather. Severe winter weather conditions during the quarter are estimated to have negatively impacted earnings by $0.06 per diluted share. In addition, earnings benefited by approximately $0.08 per diluted share during the third quarter of 2007 due to a reduction in the effective income tax rate.
Revenue growth for the third quarter and nine months of 2007 was primarily attributable to shipment growth within the FedEx Freight segment, package volume growth at FedEx Ground and volume and yield improvement in our International Priority (“IP”) services at FedEx Express. Shipment growth within the FedEx Freight segment was primarily due to our acquisition of FedEx National LTL, formerly known as Watkins Motor Lines (“Watkins”) as described below, while volume growth at FedEx Ground resulted from increases in both commercial business and FedEx Home Delivery services. Revenues from IP services at FedEx Express increased in the third quarter and nine months of 2007 primarily due to yield improvements across all regions and volume growth in U.S. outbound and Europe. Revenues at FedEx Kinko’s decreased during the third quarter and nine months of 2007 primarily due to declines in copy product revenues.
Operating income and operating margin declined in the third quarter of 2007 primarily as a result of lower revenue growth due to the slowing economic environment and the negative impact of the timing of adjustments to our fuel surcharge rates at FedEx Express and FedEx Ground. In addition, operating losses at FedEx National LTL, primarily due to softening volumes and ongoing investments to re-engineer its network, negatively impacted operating income and operating margin during the third quarter of 2007. Our third quarter 2007 results were subject to a difficult year-over-year comparison as the third quarter of 2006 benefited from the timing lag between when we purchase fuel and when our indexed fuel surcharges automatically adjust. In December 2005 fuel surcharges at FedEx Express and FedEx Ground were established during the period when fuel prices spiked following Hurricane Katrina. After the spike, fuel prices dropped at a faster rate than the fuel surcharge. Conversely, during the third quarter of 2007, fuel prices increased at a faster pace than adjustments to our fuel surcharge. Severe winter storms during the third quarter of 2007 impacted volumes in key markets and increased costs associated with aircraft operations, labor and snow removal.

Operating income increased in the nine months of 2007 primarily due to revenue growth in our transportation segments. Operating margins declined slightly in the nine months of 2007 due to higher salaries and employee benefits, the timing impact of our fuel surcharge as described above and operating losses at FedEx National LTL. Salaries and employee benefits increased in the nine months of 2007 as a result of the new labor contract for the pilots of FedEx Express (described below) and the FedEx National LTL acquisition. Purchased transportation costs increased in the third quarter and nine months of 2007 due to FedEx Ground and FedEx Express IP package volume growth, which required a higher utilization of contract pickup and delivery services.
The pilots of FedEx Express, who represent a small number of our total employees, are employed under a collective bargaining agreement. In October 2006, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. The effect of this new agreement on second quarter 2007 net income was approximately $78 million after tax, or $0.25 per diluted share. These costs were partially mitigated by reductions in variable incentive compensation.
Fuel costs increased in the third quarter and nine months of 2007 due to an increase in gallons consumed and an increase in the average price per gallon of fuel. Due to the timing lag that exists between when we purchase fuel and when our fuel surcharges are adjusted at FedEx Express and FedEx Ground (as described above), fuel surcharges were not sufficient to offset the effect of fuel costs on our operating results for the third quarter and nine months of 2007. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2007 and 2006 in the accompanying discussions of each of our transportation segments.
Our results for the nine months of 2006 included a noncash charge of $79 million ($49 million after tax, or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
Net interest expense decreased during the third quarter and nine months of 2007 primarily due to increased interest income earned on higher cash balances.
Our effective tax rate was reduced to 33.2% for the third quarter of 2007 and 36.7% for the nine months of 2007, which provided a benefit to earnings of approximately $0.08 per diluted share in the third quarter. The rate reduction was primarily attributable to the conclusion of various state and federal tax audits and appeals during the third quarter of 2007. We expect our 2007 full-year effective tax rate will be approximately 37.5%. The fourth quarter of 2007 effective tax rate is expected to be higher (approximately 39%) due to tax charges we expect to incur as a result of a reorganization in Asia associated with our acquisition in China, as described below. Our effective tax rate was 37.3% for the third quarter of 2006 and 37.9% for the nine months of 2006.
Business Acquisitions
On September 3, 2006, we acquired the assets and assumed certain obligations of the LTL operations of Watkins, a privately held company, and certain affiliates for $784 million in cash. Watkins, a leading provider of long-haul LTL services, is being rebranded as FedEx National LTL and is expected to extend our leadership position in the heavyweight LTL freight sector. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition.

On December 16, 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for approximately $239 million, predominantly in cash. This acquisition will allow FedEx Express to better serve the United Kingdom domestic market, which we previously served primarily through independent agents. The financial results of ANC have been included in the FedEx Express segment from the date of acquisition. This acquisition was not material to our results of operations or financial condition.
On January 31, 2007, FedEx Express acquired all of the outstanding capital stock of Prakash Air Freight Pvt. Ltd., its primary service provider in India, for approximately $33 million in cash. This acquisition extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets. The financial results of the acquired company are included in the FedEx Express segment from the date of acquisition. This acquisition was not material to our results of operations or financial condition.
On March 1, 2007, FedEx Express acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition converts our joint venture with DTW Group, formed in 1999 and prior to the fourth quarter of 2007 accounted for under the equity method, into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. The financial results of DTW Group will be included in the FedEx Express segment from the date of acquisition.
We paid the purchase price for these acquisitions from available cash balances, which included the net proceeds from our $1 billion senior unsecured debt offering completed during the first quarter of 2007. See Note 5 of the accompanying unaudited condensed consolidated financial statements for further discussion of this debt offering.
See Note 2 of the accompanying unaudited condensed consolidated financial statements for further information about these acquisitions.
Outlook
Despite softening near-term economic conditions in the U.S., we expect continued revenue growth at all transportation segments in the fourth quarter of 2007. We anticipate earnings and margin improvements in our package businesses and continued slow growth in demand for LTL freight services.
We anticipate completion of the integration of our new FedEx National LTL business to extend our leadership position in the heavyweight LTL freight sector and provide new growth opportunities for our LTL operations in 2008. We expect to continue to make investments to expand our networks and broaden our service offerings, in part through the integration and expansion of FedEx National LTL and our investments overseas.
FedEx Kinko’s will continue to focus on key strategies related to adding new locations, improving customer service and increasing investments in employee development and training. We expect these strategies to continue to result in decreased profitability in the short-term. Through the third quarter of 2007, FedEx Kinko’s had opened 150 of the approximately 200 new centers planned to be opened in 2007, which will bring the total number of domestic centers to over 1,500 by the end of 2007.
All of our transportation businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. While our fuel surcharges have generally been sufficient to offset incremental fuel costs, volatility in fuel costs may impact quarterly earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to FedEx Express and FedEx Ground fuel surcharges can significantly affect earnings in the short-term, as experienced in the third quarters of 2007 and 2006.
See “Forward-Looking Statements” for a discussion of potential risks and uncertainties that could materially affect our future performance.

NEW ACCOUNTING PRONOUNCEMENTS
On June 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. We adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated. The adoption of SFAS 123R reduced earnings for the third quarter and nine months of 2007 by $0.04 and $0.13 per diluted share, respectively. For additional information on the impact of the adoption of SFAS 123R, refer to Note 3 in the accompanying unaudited condensed consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We currently use a February 28 measurement date for our plans, so this standard will require us to change our measurement date to May 31.
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
On February 27, 2007, we announced changes to modernize our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the company match in our 401(k) plan for most employees to 3.5% of eligible compensation. Effective May 31, 2008, all benefits under our traditional pension benefit formula will be capped and will be payable beginning at retirement. All future pension benefits from June 1, 2008 will be earned under our cash balance formula known as the Portable Pension Account. See our Annual Report for a more detailed description of our Portable Pension Account. These changes will not affect the benefits of current retirees.
Under the new programs, we expect the long-term costs and funding for our retirement plans will approximate those under the current design. The effect of these changes to the measurement of our pension liabilities will be reflected in our February 28, 2007 measurement date valuation and will be disclosed in our May 31, 2007 Annual Report. While our fiscal year-end measurements (performed as of February 28) have not yet been finalized, we anticipate that the announced retirement plan changes will substantially reduce the impact on shareholders’ equity of adopting SFAS 158 described above.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate its adoption will have a material effect on our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for FedEx in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.
REPORTABLE SEGMENTS
FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s form the core of our reportable segments. As of February 28, 2007, our reportable segments included the following businesses:

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

In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates and are reflected as revenues of the billing segment. We believe these rates approximate fair value and these rates are periodically evaluated and updated as necessary. FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. All shipment revenues are reflected in the segment performing the transportation services. Such intersegment revenues and expenses are eliminated in the consolidated results and are not separately identified in the following segment information, as the amounts are not material.
Effective June 1, 2006, we moved the credit, collections and customer service functions with responsibility for FedEx Express domestic and FedEx Ground customer information from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”). Also, effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The costs of providing these customer service functions and the net operating costs of FedEx Global Supply Chain Services are allocated back to the FedEx Express and FedEx Ground segments. Prior year amounts have not been reclassified to conform to the current year segment presentation, as the financial results are materially comparable.

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues:
Package:
U.S. overnight box	$1,572	$1,598	(2)		$4,861	$4,762	2
U.S. overnight envelope	477	485	(2)		1,476	1,455	1
U.S. deferred	740	750	(1)		2,161	2,138	1

Total U.S. domestic package revenue	2,789	2,833	(2)		8,498	8,355	2
International Priority (IP) (1)	1,596	1,489	7		4,958	4,491	10

Total package revenue	4,385	4,322	1		13,456	12,846	5
Freight:
U.S.	587	574	2		1,817	1,644	11
International priority freight (1)	252	202	25		772	591	31
International ATA/IXF	90	107	(16)		300	329	(9)

Total freight revenue	929	883	5		2,889	2,564	13
Other (2)	209	135	55		511	422	21

Total revenues	5,523	5,340	3		16,856	15,832	6
Operating expenses:
Salaries and employee benefits (3)	2,043	2,019	1		6,161	5,949	4
Purchased transportation	300	238	26		832	715	16
Rentals and landing fees	411	408	1		1,201	1,300	(8)
Depreciation and amortization	216	203	6		629	599	5
Fuel	691	666	4		2,205	2,054	7
Maintenance and repairs	357	320	12		1,120	1,020	10
Intercompany charges	503	386	30		1,539	1,127	37
Other	611	654	(7)		1,809	1,861	(3)

Total operating expenses (4)	5,132	4,894	5		15,496	14,625	6

Operating income	$391	$446	(12)		$1,360	$1,207	13

Operating margin	7.1%	8.4%	(130	) bp	8.1%	7.6%	50	bp

(1)	During the third quarter of 2007, we reclassified certain prior period international priority freight product revenues previously included within IP package revenues to international priority freight revenues to conform to the current period presentation and more precisely present the nature of the services provided.

(2)	Other revenues include revenues of FedEx Trade Networks.

(3)	Salaries and employee benefits for the nine months of 2007 include a $143 million charge for signing bonuses and other upfront compensation associated with a new four-year labor contract with our pilots.

(4)	Operating expenses for the nine months of 2006 include a $75 million charge, primarily recorded in rentals and landing fees, to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2007	2006	Change	2007	2006	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,191	1,225	(3)	1,180	1,205	(2)
U.S. overnight envelope	699	711	(2)	701	708	(1)
U.S. deferred	965	965	—	904	916	(1)

Total U.S. domestic ADV	2,855	2,901	(2)	2,785	2,829	(2)
IP (2)	490	474	3	486	463	5

Total ADV	3,345	3,375	(1)	3,271	3,292	(1)

Revenue per package (yield):
U.S. overnight box	$21.29	$21.03	1	$21.68	$20.80	4
U.S. overnight envelope	11.01	11.01	—	11.09	10.81	3
U.S. deferred	12.37	12.54	(1)	12.58	12.29	2
U.S. domestic composite	15.76	15.75	—	16.06	15.55	3
IP (2)	52.52	50.62	4	53.73	51.03	5
Composite package yield	21.14	20.65	2	21.65	20.54	5
Freight Statistics (1)
Average daily freight pounds:
U.S.	9,785	9,619	2	9,688	9,343	4
International priority freight(2)	1,845	1,620	14	1,866	1,585	18
International ATA/IXF	1,715	2,177	(21)	1,855	2,165	(14)

Total average daily freight pounds	13,345	13,416	(1)	13,409	13,093	2

Revenue per pound (yield):
U.S.	$0.97	$0.96	1	$0.99	$0.93	6
International priority freight (2)	2.20	2.01	9	2.18	1.96	11
International ATA/IXF	0.85	0.80	6	0.85	0.80	6
Composite freight yield	1.12	1.06	6	1.13	1.03	10

(1)	Package and freight statistics include the operations of FedEx Express only.

(2)	During the third quarter of 2007, we reclassified certain prior period international priority freight product statistics previously included within IP package statistics to international priority freight statistics to conform to the current period presentation and more precisely present the nature of the services provided.
FedEx Express Segment Revenues
FedEx Express segment revenues increased in the third quarter and nine months of 2007 principally due to yield improvements and volume growth in IP services (particularly in U.S. outbound, Europe and Asia). U.S. domestic package and U.S. freight revenue growth also contributed to the revenue increase for the nine months of 2007. U.S. domestic package revenues declined 2% during the third quarter of 2007 primarily due to volume declines associated with the continued moderating rate of growth of the U.S. economy. U.S. domestic package volumes decreased during the nine months of 2007 primarily due to revenue management actions that began last year and the moderating growth rate of the U.S. economy. Other revenues increased in the third quarter and nine months of 2007 primarily due to our acquisition of ANC, as described above.
IP yield increased during the third quarter of 2007 primarily due to favorable exchange rates, an increase in the average weight per package and a higher rate per pound, which was partially offset by lower fuel surcharges. IP yield increased during the nine months of 2007 primarily due to favorable exchange rates, higher fuel surcharges and an increase in the average weight per package. The increase in U.S. domestic composite yield in the third quarter of 2007 was due to an increase in the average rate per pound, which more than offset lower fuel surcharges, changes in product mix and a decrease in the average weight per package. U.S. domestic composite yield increased 3% in the nine months of 2007 due to an increase in the average rate per pound and higher fuel surcharges. U.S. freight yield increased in the third quarter of 2007 due to an increase in the average rate per pound. U.S. freight yield increased in the nine months of 2007 due to an increase in the average rate per pound and higher fuel surcharges.

In January 2007, we implemented an average list price increase of 5.5% on FedEx Express U.S. domestic shipments and U.S. outbound shipments and made various changes to certain surcharges, while we lowered our fuel surcharge index by 2%.
Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.50%	11.00%	9.50%	10.50%
High	11.50	20.00	17.00	20.00
Weighted-average	10.57	14.44	13.93	14.03
International Fuel Surcharges:
Low	9.50	10.50	9.50	10.00
High	13.00	20.00	17.00	20.00
Weighted-average	11.88	13.20	13.49	12.82
FedEx Express Segment Operating Income
Operating income and operating margin declined during the third quarter of 2007 primarily as a result of lower revenue growth, the timing impact of our fuel surcharge and severe winter weather during the third quarter of 2007. Operating income and operating margin increased during the nine months of 2007 as a result of IP revenue growth and the inclusion in the nine months of 2006 of a $75 million charge to adjust the accounting for certain facility leases. Operating income and margin for the nine months of 2007 were negatively impacted by costs associated with the ratification of a new labor contract with our pilots in October 2006. These costs included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements, which were partially mitigated by reductions in variable incentive compensation.
Fuel costs increased in the third quarter and nine months of 2007 due to an increase in gallons consumed and an increase in the average price per gallon of fuel. Fuel surcharges did not offset the effect of fuel costs on our operating results for the third quarter and nine months of 2007, due to the timing lag that exists between when we purchase fuel and when our fuel surcharges are adjusted, as described above, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges.
Salaries and employee benefits increased in the nine months of 2007 primarily as a result of the new labor contract with our pilots, as described above. Purchased transportation increased in the third quarter of 2007 primarily as a result of our acquisition of ANC, as described above. Increased purchased transportation costs in the nine months of 2007 were driven by IP volume growth, which required a higher utilization of contract pickup and delivery services, an increase in the cost of purchased transportation and as a result of our acquisition of ANC, as described above. The decrease in rentals and landing fees in the nine months of 2007 was primarily attributable to the one-time adjustment for leases in 2006 described above. Intercompany charges increased in the third quarter and nine months of 2007 primarily due to allocations as a result of moving the FCIS organization from FedEx Express to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues	$1,523	$1,363	12		$4,460	$3,889	15
Operating expenses:
Salaries and employee benefits	251	237	6		748	688	9
Purchased transportation	597	517	15		1,742	1,489	17
Rentals	45	35	29		125	102	23
Depreciation and amortization	71	58	22		197	161	22
Fuel	26	21	24		85	66	29
Maintenance and repairs	35	29	21		98	86	14
Intercompany charges	141	135	4		424	384	10
Other	161	144	12		497	415	20

Total operating expenses	1,327	1,176	13		3,916	3,391	15

Operating income	$196	$187	5		$544	$498	9

Operating margin	12.9%	13.7%	(80	) bp	12.2%	12.8%	(60	) bp
Average daily package volume (1)	3,216	2,944	9		3,125	2,788	12
Revenue per package (yield) (1)	$7.26	$7.10	2		$7.14	$6.97	2

(1)	Package statistics include the operations of FedEx Ground only.
FedEx Ground Segment Revenues
Revenues increased during the third quarter and nine months of 2007 principally due to volume and yield growth. Average daily volumes at FedEx Ground rose 9% in the third quarter and 12% in the nine months of 2007 due to increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during the third quarter and nine months of 2007 was primarily due to the impact of general rate increases and higher extra service revenue primarily on our residential services. This yield increase was partially offset by higher customer discounts and a lower average weight and zone per package.
In January 2007, we implemented standard list rate increases averaging 4.9% and made changes to various surcharges. The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Low	3.50%	3.25%	3.50%	2.50%
High	3.75	5.25	5.25	5.25
Weighted-average	3.66	4.17	4.36	3.53

FedEx Ground Segment Operating Income
Operating income increased slightly while operating margin declined in the third quarter of 2007 primarily due to the timing impact of our fuel surcharge, increased purchased transportation costs, severe winter weather and higher depreciation and rent expense associated with network expansion. FedEx Ground segment operating income increased 9% during the nine months of 2007 principally due to improved results at FedEx SmartPost. Operating margin declined during the nine months of 2007 primarily due to increased purchased transportation costs, increased legal costs and higher depreciation and rent expense associated with network expansion.
Purchased transportation increased 15% in the third quarter of 2007 and increased 17% in the nine months of 2007 primarily due to volume growth and higher rates paid to our independent contractors. Salaries and employee benefits, as well as other operating costs, increased in the third quarter and nine months of 2007 largely due to increases in staffing and facilities to support volume growth. Other operating expenses increased in the nine months of 2007 due primarily to increased legal costs.
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
FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues	$1,101	$848	30		$3,339	$2,672	25
Operating expenses:
Salaries and employee benefits	569	449	27		1,645	1,330	24
Purchased transportation	117	68	72		340	221	54
Rentals and landing fees	30	23	30		83	72	15
Depreciation and amortization	55	29	90		138	88	57
Fuel	111	87	28		339	273	24
Maintenance and repairs	42	30	40		119	88	35
Intercompany charges	15	9	67		45	27	67
Other	112	80	40		292	230	27

Total operating expenses	1,051	775	36		3,001	2,329	29

Operating income	$50	$73	(32)		$338	$343	(1)

Operating margin	4.5%	8.6%	(410	) bp	10.1%	12.8%	(270	) bp
Average daily LTL shipments (in thousands)	77	64	20		77	66	17
Weight per LTL shipment (lbs)	1,129	1,141	(1)		1,128	1,145	(1)
LTL Yield (revenue per hundredweight)	$18.68	$16.74	12		$18.45	$16.70	10
The results of operations of FedEx National LTL are included in FedEx Freight segment results from the date of acquisition on September 3, 2006.

FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 30% for the third quarter and 25% for the nine months of 2007 primarily as a result of the acquisition of FedEx National LTL. Average daily LTL shipments grew during the third quarter and nine months of 2007 due to the inclusion of FedEx National LTL. Average daily LTL shipments excluding FedEx National LTL grew for the nine months of 2007, but declined slightly during the third quarter of 2007. LTL yield grew during the third quarter and nine months of 2007, reflecting higher yields from longer-haul FedEx National LTL shipments and higher rates.
The indexed LTL fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
FedEx Freight LTL Group:
Low	14.0%	15.1%	14.0%	12.5%
High	17.1	15.8	21.2	19.6
Weighted-average	15.9	15.4	17.6	15.7
FedEx Freight Segment Operating Income
FedEx Freight segment operating income decreased 32% during the third quarter and 1% during the nine months of 2007 primarily due to operating losses at FedEx National LTL. Operating losses for the third quarter and nine months of 2007 at FedEx National LTL resulted from softening volumes and costs and ongoing investments to re-engineer its network. The inclusion of FedEx National LTL in our results has impacted the year-over-year comparability of all of our operating expenses. Along with incremental costs from FedEx National LTL, depreciation expense increased due to prior year purchases of vehicles and other operating equipment to support volume growth, and purchased transportation increased primarily due to higher rates. In addition, severe winter weather negatively impacted operating income and operating margin during the third quarter of 2007. Our fuel surcharges offset the effect of higher fuel costs for both the third quarter and nine months of 2007.

FEDEX KINKO’S SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues	$485	$501	(3)		$1,508	$1,546	(2)
Operating expenses:
Salaries and employee benefits	186	185	1		575	561	2
Rentals	92	94	(2)		282	295	(4)
Depreciation and amortization	35	35	—		104	108	(4)
Maintenance and repairs	17	18	(6)		49	55	(11)
Intercompany charges	13	8	NM		40	18	NM
Other operating expenses:
Supplies, including paper and toner	63	67	(6)		196	204	(4)
Other	75	87	(14)		240	266	(10)

Total operating expenses	481	494	(3)		1,486	1,507	(1)

Operating income	$4	$7	(43)		$22	$39	(44)

Operating margin	0.8%	1.4%	(60	) bp	1.5%	2.5%	(100	) bp
FedEx Kinko’s Segment Revenues
Revenues decreased for the third quarter and nine months of 2007 primarily due to declines in copy product revenues. The declines in copy product revenues were due to decreased demand, which more than offset higher package acceptance revenues from FedEx Express and FedEx Ground. In the first quarter of 2007, FedEx Kinko’s announced a multi-year network expansion plan, including the model for new centers, which will be approximately one-third the size of a traditional center and will include enhanced pack-and-ship stations and a doubling of the number of retail office products offered. This multi-year expansion of the FedEx Kinko’s network is a key strategy relating to FedEx Kinko’s future revenue growth. FedEx Kinko’s opened 150 centers during the nine months of 2007.
FedEx Kinko’s Segment Operating Income
Operating income decreased $3 million in the third quarter of 2007 and $17 million in the nine months of 2007 primarily due to the decrease in copy product revenues, as well as the impact of increased salaries and employee benefit costs incurred in connection with expansion activities and employee training and development programs. In addition, expenses associated with the addition of 54 centers during the third quarter and 150 in the nine months of 2007, along with expansion planning activities to add a total of approximately 200 new centers during 2007, negatively impacted operating income.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.770 billion at February 28, 2007, compared to $1.937 billion at May 31, 2006. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2007	2006
Operating activities:
Net income	$1,406	$1,238
Noncash charges and credits	1,388	1,388
Changes in operating assets and liabilities	(690)	(407)

Net cash provided by operating activities	2,104	2,219

Investing activities:
Business acquisitions, net of cash acquired	(991)	—
Capital expenditures and other investing activities	(2,077)	(1,812)

Net cash used in investing activities	(3,068)	(1,812)

Financing activities:
Proceeds from debt issuances	1,054	—
Principal payments on debt	(283)	(355)
Proceeds from stock issuances	93	105
Dividends paid	(83)	(73)
Other	16	(2)

Net cash provided by (used in) financing activities	797	(325)

Net (decrease) increase in cash and cash equivalents	$(167)	$82

Cash Provided by Operating Activities. Cash flows from operating activities decreased by $115 million in the nine months of 2007 primarily due to higher income tax payments and decreased operating margins. During the nine months of 2007, we made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $482 million ($456 million during the nine months of 2006).
Cash Used in Investing Activities. Cash used in investing activities increased in the nine months of 2007 primarily due to our acquisitions of FedEx National LTL and ANC. Capital expenditures during the nine months of 2007 were 14% higher than in 2006 largely due to planned expenditures at FedEx Express for facility expansion and aircraft and related equipment, increased spending at FedEx Kinko’s associated with the addition of new locations based on its new center model and investments at FedEx Ground to support network expansion. See “Capital Resources” below for further discussion.
Debt Financing Activities. On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating rate notes totaling $500 million due in August 2007 and fixed rate notes totaling $500 million due in August 2009. The floating rate notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 0.08%, reset on a quarterly basis. As of February 28, the floating interest rate was 5.44%. The fixed rate notes bear interest at an annual rate of 5.5%, payable semi-annually. The net proceeds are being used for working capital and general corporate purposes, including the funding of acquisitions (such as those described in Note 2 of the accompanying unaudited condensed consolidated financial statements).

During the first nine months of 2007, $200 million of senior unsecured debt and $18 million of medium term notes matured and were repaid.
A $1.0 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7. Our leverage ratio of adjusted debt to capital was 0.6 at February 28, 2007. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of February 28, 2007, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings.
Dividends. Dividends paid in the nine months of 2007 and 2006 were $83 million and $73 million, respectively. On February 16, 2007, our Board of Directors declared a dividend of $0.09 per share of common stock. The dividend is payable on April 2, 2007, to stockholders of record as of the close of business on March 12, 2007.
Contingencies. FedEx and its subsidiaries are subject to legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows. See Note 10 of the accompanying unaudited condensed consolidated financial statements for further discussion.
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
Our adoption of the provisions of SFAS 158 on May 31, 2007 is not expected to impact our compliance with any current loan covenants or affect our debt ratings, pension funding requirements or our overall liquidity. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion of this standard.
We have a senior unsecured debt rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service has assigned us a senior unsecured debt rating of Baa2 and a commercial paper rating of P-2. Moody’s characterizes our ratings outlook as “stable,” while Standard & Poor’s characterizes our ratings outlook as “positive.” If our debt ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

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
The following table compares capital expenditures by asset category and reportable segment for the three- and nine-month periods ended February 28 (in millions):

					Percent Change
					2007/2006
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2007	2006	2007	2006	Ended	Ended
Aircraft and related equipment	$297	$252	$814	$737	18	10
Facilities and sort equipment	149	134	449	363	11	24
Information and technology investments	99	79	280	264	25	6
Vehicles	57	26	404	368	119	10
Other equipment	51	39	165	124	31	33

Total capital expenditures	$653	$530	$2,112	$1,856	23	14

FedEx Express segment	$400	$303	$1,170	$1,027	32	14
FedEx Ground segment	88	115	405	369	(23)	10
FedEx Freight segment	68	49	236	224	39	5
FedEx Kinko’s segment	38	19	104	65	100	60
Other, principally FedEx Services	59	44	197	171	34	15

Total capital expenditures	$653	$530	$2,112	$1,856	23	14

Capital expenditures during the nine months of 2007 were higher than the prior year period primarily due to increased spending at FedEx Express for facility expansion and aircraft and related equipment, expenditures at FedEx Kinko’s associated with the addition of new locations based on its new center model and investments at FedEx Ground to support network expansion. We expect capital expenditures of approximately $3.0 billion for 2007, compared to $2.5 billion in 2006. Much of the anticipated increase in the fourth quarter of 2007 is due to aircraft and related equipment and facility expansion at FedEx Express, the addition of new locations at FedEx Kinko’s based on its new center model and facilities and sort equipment at FedEx Ground to support network expansion and replacement needs. We also plan to continue investing in productivity-enhancing technologies.
While we pursue market opportunities to purchase aircraft when they become available, we must make commitments regarding our airlift requirements years before aircraft are actually needed because of the substantial lead times associated with the manufacture or modification of aircraft.
During the second quarter of 2007, FedEx Express announced two aircraft acquisition programs designed to meet future capacity needs. The first is a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. The second is an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. The 777F aircraft will provide us with non-stop, point-to-point transoceanic routes with shorter flight times. See Note 9 of the accompanying unaudited condensed consolidated financial statements for further discussion of our aircraft purchase commitments.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of February 28, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at February 28, 2007. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
						There-
	2007(1)	2008	2009	2010	2011	after	Total
Amounts reflected in Balance Sheet:
Long-term debt	$622	$550	$500	$499	$249	$539	$2,959
Capital lease obligations (2)(3)	6	100	12	96	8	144	366
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(3)	397	1,016	1,116	1,147	704	250	4,630
Interest on long-term debt	35	118	111	79	65	1,599	2,007
Operating leases (3)	432	1,626	1,427	1,246	1,100	7,395	13,226

Total	$1,492	$3,410	$3,166	$3,067	$2,126	$9,927	$23,188

(1)	Cash obligations for the remainder of 2007.

(2)	Capital lease obligations represent principal and interest payments.

(3)	See Note 9 to the accompanying unaudited condensed consolidated financial statements.
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
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2007. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required under our operating leases to calculate our debt capacity.
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
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations,” and in Footnote 1, “General,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site;

•	the price and availability of jet and diesel fuel;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharge in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;

•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, Great Britain pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	our ability to defend against challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	the impact of technology developments on our operations and on demand for our services (for example, the impact that low-cost home copiers and printers are having on demand for FedEx Kinko’s copy services);

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and

•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At February 28, 2007, we had approximately $500 million of outstanding floating-rate senior unsecured debt issued in August 2006 for working capital and general corporate purposes, including the funding of acquisitions. This floating rate debt matures in August 2007. We have not employed interest rate hedging to mitigate the risks with respect to this borrowing. A hypothetical 10% increase in the interest rate on our outstanding floating-rate debt would not have a material effect on our results of operations. As of February 28, 2007, there had been no other material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, Great Britain pound and Japanese yen. Foreign currency fluctuations during the three- and nine-month periods ended February 28, 2007 did not have a material effect on our results of operations.
We have market risk for changes in the price of jet and diesel fuel. This risk is largely mitigated by our fuel surcharges. However, our fuel surcharges have a lag that exists before they are adjusted for changes in fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change to our fuel surcharges. Therefore, our operating income may be significantly affected in the short term should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change to our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 10 of the accompanying unaudited condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K, as updated by our quarterly reports on Form 10-Q for the quarters ended August 31, 2006 and November 30, 2006.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Amendment dated December 8, 2006 to Consulting Agreement dated May 25, 2006 between Daniel J. Sullivan and FedEx Ground.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: March 23, 2007	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Amendment dated December 8, 2006 to Consulting Agreement dated May 25, 2006 between Daniel J. Sullivan and FedEx Ground.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1