Form 10-K
period 2007-05-31
FEDEX CORP
filed 2007-07-13
CIK 1048911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑      Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2006, was approximately $33.1 billion. The Registrant has no non-voting stock.

As of July 9, 2007, 308,769,004 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2007 annual meeting of stockholders to be held on September 24, 2007 are incorporated by reference in response to Part III of this Report.

PART I

ITEM 1.	BUSINESS

Overview

FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies that compete collectively, operate independently and manage collaboratively, under the respected FedEx brand. These companies are included in four reportable business segments:

•	FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global cargo distribution.

•	FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading provider of small-package ground delivery service. FedEx Ground provides low-cost service to every business address in the United States, Canada and Puerto Rico, as well as residential delivery to nearly 100% of U.S. residences through FedEx Home Delivery. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service for final delivery to residences.

•	FedEx Freight: FedEx Freight Corporation is a leading U.S. provider of less-than-truckload (“LTL”) freight services through its FedEx Freight business (regional next-day and second-day and interregional LTL freight services) and its FedEx National LTL business (long-haul LTL freight services). The FedEx Freight segment also includes FedEx Custom Critical, Inc., North America’s largest time-specific, critical shipment carrier, and Caribbean Transportation Services, Inc., a leading provider of airfreight forwarding services between the United States and Puerto Rico.

•	FedEx Kinko’s: FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”) is a leading provider of document solutions and business services. FedEx Kinko’s global network of digitally-connected locations offers access to technology for copying and printing, professional finishing, document creation, Internet access, computer rentals, videoconferencing, signs and graphics, direct mail, Web-based printing and the full range of FedEx day-definite ground shipping and time-definite global express shipping services, and a variety of other retail services and products, including office supplies.

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

Strategy

FedEx was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express and each of our other operating companies. Through our holding company and FedEx Corporate Services, Inc. (“FedEx Services”), we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We intend to continue leveraging and extending the FedEx brand and providing our customers with convenient, seamless access to our entire portfolio of integrated business solutions.

We are pursuing a number of initiatives to continue to enhance the FedEx customer experience. For instance, we are expanding our transportation and retail networks (as described below) to accommodate future volume growth and increase customer convenience. In addition, we are broadening and more effectively bundling our portfolio of services in response to the needs and desires of our customers, such as through our recent acquisitions in the long-haul LTL freight and international domestic express transportation markets (as described below) and our new and improved service offerings — for example, FedEx Kinko’s Print Online (see “FedEx Kinko’s Segment” below).

We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our package delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipment tracking, customer service and invoicing information and FedEx Kinko’s office and print services. Similarly, by making one call to the new FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the best service meeting their needs. Through this one point of contact, customers can select from a broad range of freight services, based on their pickup and delivery requirements, time sensitivity and the characteristics of the products being shipped.

We manage our business as a portfolio — in the long-term best interest of FedEx as a whole, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements on achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our earnings performance and cash flow. As an example of our commitment to managing collaboratively, most of our management incentive compensation programs are tied to the performance of FedEx as a whole.

While we have increased our emphasis on competing collectively and managing collaboratively, we continue to believe that operating independent networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each business unit. Each FedEx company focuses exclusively on the market sectors in which it has the most expertise. Each company’s operations, cost structure and culture are designed to serve the unique customer needs of a particular market segment.

Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate. For example:

•	To accommodate international growth at FedEx Express, we are adding flights, purchasing aircraft, increasing capacity and improving services to and from Europe and Asia based on the growth prospects of these regions.

•	We are expanding network capacity at our growing FedEx Ground and FedEx Freight companies. For instance, we expect to increase FedEx Ground’s daily package pick-up capacity to approximately five million packages by 2012.

•	We are expanding the FedEx Kinko’s retail network, which will further increase customer access to FedEx shipping services and offer growth opportunities in e-commerce and other business services.

We believe the following four trends continue to drive world commerce and shape the global marketplace:

•	Globalization: As the world’s economy becomes more fully integrated, and as barriers to trade continue to decrease, companies are sourcing and selling globally. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities.

•	Supply Chain Acceleration: As the economy has become increasingly global, it has also become more fast-paced, and companies of all sizes now depend on the delivery of just-in-time inventory to help them compete. We have taken advantage of the move toward faster, more efficient supply chains by helping customers obtain near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

•	Increase in High-Tech and High-Value-Added Businesses: High-tech and high-value-added goods continue to increase as a percentage of total economic output. Our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.

•	Growth of E-Commerce: E-commerce acts as a catalyst for the other three trends and is a vital growth engine for businesses today. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce.

These trends have produced an unprecedented expansion of customer access — to goods, services and information. This access is fueling a remarkable transformation of the world’s economy, helping businesses and nations flourish, and empowering individuals with greater choices and opportunities. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward even stronger long-term growth, productivity and profitability by:

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

During 2007, we made several strategic acquisitions, each of which is expected to provide important contributions to our long-term growth, productivity and profitability.

•	In September 2006, we acquired the U.S. and Canadian LTL freight operations of Watkins Motor Lines, a leading provider of long-haul LTL freight services, and certain affiliates for $787 million in cash.

¡	Watkins’ U.S. long-haul LTL freight business, which has been renamed FedEx National LTL, operates within the FedEx Freight segment. The addition of Watkins’ three-day or more long-haul service to FedEx Freight’s industry-leading next-day and second-day regional LTL freight service meaningfully extends our leadership position in the heavyweight freight market.

¡	Watkins’ Canadian business, formerly known as Watkins Canada Express, has been renamed FedEx Freight Canada and will extend our reach and create opportunities for growth in the Canadian LTL market.

•	In December 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for $241 million, predominantly in cash. The acquisition of ANC, included in the FedEx Express segment, allows us to better serve the United Kingdom domestic market, which we previously served primarily through independent agents.

•	In January 2007, we acquired all of the outstanding capital stock of Prakash Air Freight Pvt. Ltd. (“PAFEX”), our primary service provider in India, for $32 million in cash. The acquisition of PAFEX, included in the FedEx Express segment, extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets.

•	In March 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) fifty percent share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. The acquisition converted our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary of FedEx Express and increases our presence in China in the international and domestic express businesses.

In sum, our overall long-term goal is to continue to:

•	deliver superior financial returns for our stockholders;

•	expand our portfolio of services to meet our customers’ needs; and

•	execute our “compete collectively, operate independently, manage collaboratively” strategy with both discipline and imagination.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2007:

•	FedEx ranked sixth in FORTUNE magazine’s “America’s Most Admired Companies” list and seventh in its “World’s Most Admired Companies” list — the sixth consecutive year we have been ranked in the top ten on both lists.

•	For the fourth consecutive year, FedEx ranked in the top 15 in “corporate reputation” in The Wall Street Journal’s Harris Interactive/Reputation Institute RQ Survey.

•	FedEx continued to rank highest in customer satisfaction in the University of Michigan Business School National Quality Research Center’s American Customer Satisfaction Index in the express delivery category.

•	FedEx ranked in the top 25 of InformationWeek magazine’s “InformationWeek 500” list of the most innovative users of information technology.

FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in social and environmental responsibility and corporate governance. Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 280,000 employees and contractors who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare.

Community

We are committed to causes that help improve the communities where we live and work, all around the world. As an example, we routinely donate our transportation capabilities and services to deliver aid to disaster sites and to support charitable causes. We support and promote diversity and ethnic outreach by, among other things, making contributions to various non-profit organizations that serve the African-American and Hispanic communities, such as the Hispanic Scholarship Fund, the National Council of La Raza, the National Association for the Advancement of Colored People (NAACP), INROADS, the Trumpet Awards and the Little Rock Nine Foundation. In addition to corporate philanthropy and employee volunteerism, we develop strategic relationships with certain charitable organizations that share our values, including:

•	United Way of America: We believe the United Way is one of the most effective and efficient ways of meeting community needs. FedEx supports a yearly fundraising campaign company-wide, and during our annual “FedEx Cares” week, FedEx employee volunteers donate thousands of hours to support United Way community efforts.

•	American Red Cross: FedEx works with the Red Cross to provide a quick response to disasters around the world. FedEx uses its logistics and transportation expertise to provide complimentary shipping of emergency supplies and assists with financial support.

•	Safe Kids Worldwide: Reflecting the fact that safety is one of our top priorities, FedEx is the sole corporate sponsor of Safe Kids “Walk This Way,” a global program that advocates child pedestrian safety and teaches children, parents and communities how to prevent pedestrian accidents.

•	ORBIS International: FedEx helps ORBIS International provide eye care and treatment to people in developing countries. FedEx provides free aircraft maintenance and our pilots volunteer their time for ORBIS’s “Flying Eye Hospital” — a converted DC-10 aircraft equipped with surgical and training facilities.

•	Salvation Army: FedEx recently donated five mobile canteen vehicles to the Salvation Army disaster response units. FedEx also supports the Salvation Army’s training of emergency response personnel worldwide through an initiative called Prepare to Respond to Emergencies — Planning and Readiness Education (PREPARE).

•	National Civil Rights Museum: FedEx serves as a major corporate sponsor of the National Civil Rights Museum, which educates the public on the lessons of the civil rights movement in the United States and its impact and influence on the human rights movement worldwide.

•	March of Dimes: FedEx is a national sponsor of March of Dimes’ WalkAmerica, and thousands of FedEx employees participate in it and other events that raise funds to help improve the health of babies by preventing birth defects and infant mortality.

•	Heart to Heart International: FedEx helps Heart to Heart International deliver food, medicine and emergency supplies to areas in need throughout the world.

Environment

We are committed to protecting the environment. FedEx evaluates the environmental impacts of FedEx packaging and minimizes waste generation through efforts that include recycling and pollution prevention. FedEx Kinko’s history also includes a longstanding dedication to protecting the environment, such as through the use of copy paper with a high recycled content.

FedEx is actively involved in efforts to promote cleaner air by reducing emissions through efficient route planning and the use of clean, alternative and renewable energy sources. For example, the FedEx Express OptiFleet E700 hybrid electric vehicle decreases particulate emissions by over 90 percent and greenhouse gas emissions by over 25 percent and increases fuel economy by over 40 percent. FedEx Express operates 93 hybrid vehicles in North America, with more than 1 million miles in revenue service. In August 2005, we opened California’s then largest corporate solar electric rooftop system atop the FedEx Express regional hub in Oakland. To date, this solar electric system has provided approximately 2 billion watt hours of renewable energy generated by sunlight. We are also modernizing our aircraft fleet. For example, we are retiring and replacing older Boeing 727s with more fuel-efficient and quieter Boeing 757s. The use of newer and more fuel efficient aircraft will have the effect of reducing greenhouse gas emissions and airport noise and increasing our jet fuel efficiency.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. Reflecting this commitment, we have embraced the spirit of corporate governance reform rather than merely meeting the minimum compliance standards set forth in the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange’s corporate governance listing standards. We have implemented many governance enhancements that go well beyond those legal requirements. For example, in March 2007, our Board of Directors adopted a majority-voting standard in uncontested director elections and a resignation requirement for directors who fail to receive the required majority vote. The Board is prohibited from changing back to a plurality-voting standard without the approval of our stockholders.

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

Our Board of Directors reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct & Ethics, at least annually in light of best practices and makes whatever changes are necessary to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available in the corporate governance section of the Investor Relations page of our Web site at http://www.fedex.com/us/investorrelations. We will post in the corporate governance section of the Investor Relations page of our Web site information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required. The information on our Web site, however, does not form part of this Report.

Business Segments

The following describes in more detail the operations of each of our business segments, as well as FedEx Services:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories. FedEx Express offers time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs more than 143,000 employees and has approximately 53,500 drop-off locations (including at FedEx Kinko’s centers), 669 aircraft and 53,000 vehicles and trailers in its integrated global network.

Services

FedEx Express offers a wide range of shipping services for delivery of packages and freight. Overnight package services are backed by money-back guarantees and extend to virtually the entire United States population. FedEx Express offers three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers express freight services backed by money-back guarantees to handle the needs of the time-definite global freight market.

International express delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx Express also offers a comprehensive international freight service, backed by a money-back guarantee, real-time tracking and advanced customs clearance. During 2007, FedEx Express significantly increased the reach of its FedEx International Priority Freight service to cover more than 130 countries.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Technology.”

International Expansion

FedEx Express is focused on further expanding its international presence, especially in key markets such as China and India. China and India are the two fastest growing major economies in the world, consistently recording gross domestic product growth rates of over 7% a year. China is already the third largest trading country in the world, behind the United States and Germany, with total foreign trade exceeding $1.7 trillion in calendar 2006.

We began serving China in 1984, and since that time, we have expanded our service to cover more than 200 cities and counties across the country — with plans to add 100 additional cities and counties over the next few years. We now employ approximately 6,000 workers in China. We have recently taken several important actions that increase our presence in China and India and bolster our leadership in the global air cargo industry. For example, during 2007, we completed the DTW Group and PAFEX acquisitions (see “Strategy”) and initiated a next-business-day, time-definite domestic express delivery service in China, which is available to more than 30 cities and counties throughout the country. The new China domestic express service is supported by a money-back guarantee and real-time package status tracking. Our China domestic express network relies on a hub-and-spoke system centered at the Hangzhou Xiaoshan International Airport, located in East China’s Zhejiang Province. Other recent actions in China and India include:

•	In 2005, we launched the express air cargo industry’s first direct flight from mainland China to Europe (a daily direct flight from Shanghai to Frankfurt, Germany) as part of a new westbound around-the-world route that originates and terminates in Memphis and provides connections via the FedEx AsiaOne network to and from northern and eastern China.

•	In 2006, we launched the first overnight express link between India and China as part of our new eastbound around-the-world route, which connects Europe, India, China and Japan with the FedEx Express U.S. hub in Memphis.

•	In 2006, we expanded our service in India. We increased our flight frequencies in and out of India and improved connectivity between key export centers and regional hubs, resulting in improved service, especially for customers in Delhi and northern India.

•	In 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. We believe the new hub will better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.

•	In 2007, we began using four new flight frequencies into China. We now have authority to operate a total of 30 weekly flights into China, the most of any U.S.-based cargo carrier.

In support of our international expansion, we have agreed to purchase 15 Boeing 777 Freighter (“B777F”) aircraft, a new high-capacity, long-range airplane, with deliveries beginning in calendar 2009. We also hold an option to purchase an additional 15 B777F aircraft. To facilitate the use of our growing international network, we offer strong international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

Under a July 2006 agreement with the U.S. Postal Service that runs through September 2013, FedEx Express provides domestic air transportation services to the U.S. Postal Service, including for its First-Class, Priority and Express Mail. FedEx Express also has approximately 5,000 drop boxes at U.S. Post Offices in approximately 340 metropolitan areas and provides transportation and delivery for the U.S. Postal Service’s international delivery service called Global Express Guaranteed (GXG).

Pricing

FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2007, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Kinko’s or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Kinko’s or FedEx Authorized ShipCenter location. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2007 was based on the spot price for jet fuel published for April 2007. Changes to the FedEx Express fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility, which we are significantly expanding, is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland, and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. FedEx Express is building a new regional hub in Greensboro, North Carolina, which is scheduled to begin operations in calendar 2009.

Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets. In 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009.

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

Fuel Supplies and Costs

During 2007, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of total revenues for the last five fiscal years:

		Percentage
	Total Cost	of Total
Fiscal Year	(in millions)	Revenues

2007	$2,639	7.5%
2006	2,497	7.7
2005	1,780	6.1
2004	1,160	4.7
2003	1,058	4.7

Approximately 10% of FedEx Express’s requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express’s requirement is satisfied by retail purchases with various discounts.

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

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2007, FedEx Express employed approximately 93,000 permanent full-time and 50,000 permanent part-time employees, of which approximately 16% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 25% of all employees. FedEx Express believes its relationship with its employees is excellent.

The pilots of FedEx Express are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a four-year collective bargaining agreement that took effect on October 30, 2006. Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

FedEx Trade Networks

FedEx Trade Networks is a leading provider of international trade services, specializing in customs brokerage and global cargo distribution. Its value-added services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for over 100 customs areas worldwide. FedEx Trade Networks has approximately 3,500 employees and 100 offices in 70 service locations throughout North America. Offices are also maintained in major Asian and European markets through dedicated agents.

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

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. In addition, to meet growing customer demand for its services, FedEx Ground is in the midst of a major network capacity expansion program, which is expected to increase its daily pick-up capacity to approximately five million packages by 2012. The multi-phase plan includes the addition of nine new hubs, the expansion of existing hubs and the expansion or relocation of other existing facilities. Each of the new hubs will feature the latest automated sorting technology.

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

FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the U.S. Postal Service for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a U.S. Postal Service facility for final delivery by a postal carrier. Through its network of 20 distribution hubs and approximately 1,680 employees, FedEx SmartPost provides delivery Monday through Saturday to all residential addresses in the U.S., including P.O. Boxes and military destinations.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, during 2007, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Kinko’s or FedEx Authorized ShipCenter.

FedEx Ground has an indexed fuel surcharge, which applies to all shipments. The surcharge percentage is subject to monthly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2007 was based on the average diesel fuel price published for April 2007. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of approximately 500 facilities, including 29 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 20,600 owner-operated vehicles and 25,800 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

Advanced automated sorting technology is used to streamline the handling of over 3.1 million packages daily. Using overhead laser and six-sided charge-coupled device (CCD) scan technologies, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx Web site, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Technology.”

FedEx Kinko’s offers retail access to FedEx Ground shipping services at all of its U.S. locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.

As of May 31, 2007, FedEx Ground had approximately 44,000 employees and 13,800 independent contractors. Although FedEx Ground believes its relationship with its employees and independent contractors is excellent, the company is involved in numerous purported class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 17 of the accompanying consolidated financial statements.

David F. Rebholz is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS, DHL and the U.S. Postal Service.

FedEx Freight Segment

FedEx Freight Corporation

FedEx Freight Corporation provides a full range of LTL freight services through its FedEx Freight business (regional next-day and second-day and interregional LTL freight services), its FedEx National LTL business (long-haul LTL freight services) and its FedEx Freight Canada business, and is known for its exceptional service, reliability and on-time performance. Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually all U.S. ZIP Codes (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight’s regional and interregional LTL freight services are supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight serves Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation. FedEx Freight and FedEx National LTL have an indexed fuel surcharge, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.

We are focused on expanding the FedEx Freight network — opening new service centers and increasing capacity at a number of key locations — to better meet customer demand. For example, in 2007, FedEx Freight opened seven new service centers and expanded eight others. In 2007, FedEx Freight Corporation also added a long-haul LTL freight business and Canadian operations by acquiring the U.S. and Canadian LTL freight operations of Watkins Motor Lines and certain affiliates, now known as FedEx National LTL and FedEx Freight Canada. See “Strategy.”

FedEx Freight specializes in fast-cycle distribution and provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times, after-hours pickup or delivery, or same-day delivery. FedEx Freight’s fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information. The FedEx Freight Advance Notice service feature uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments.

FedEx Freight Corporation has leveraged its relationships with other FedEx operating companies to meet the increasingly global needs of customers. For example, the FedEx Freight Corporation sales force sells FedEx Express freight services, and FedEx Services sales representatives share LTL leads with their counterparts at FedEx Freight Corporation. The sales effort is one phase of a broad initiative aimed at leveraging FedEx’s competitive advantage in U.S. domestic freight services.

FedEx Freight Corporation subsidiary Caribbean Transportation Services, Inc. (“CTS”) is the leading provider of airfreight forwarding services between the United States and Puerto Rico, specializing in arranging the shipment of heavyweight and oversized cargo. CTS, which also serves the Dominican Republic, Costa Rica and the Caribbean Islands, provides several delivery options for door-to-door or airport-to-airport airfreight forwarder services, principally to the medical, pharmaceutical and technology sectors.

As of May 31, 2007, FedEx Freight Corporation had approximately 37,000 employees operating approximately 59,000 vehicles and trailers from a network of approximately 470 service centers. Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight Corporation, which is based in Memphis, Tennessee. FedEx Freight’s primary multiregional LTL freight competitors are Con-Way Freight, a subsidiary of Con-way Inc., YRC Regional Transportation (which comprises the USF regional companies), a division of YRC Worldwide Inc., and UPS Freight. FedEx National LTL’s primary long-haul LTL freight competitors are YRC National Transportation (which comprises Yellow Transportation and Roadway), a division of YRC Worldwide Inc., and ABF Freight System, Inc.

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its divisions are Surface Expedite, for exclusive-use and FedEx Freight network-based transport of critical shipments and expedited LTL shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. Service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the Shipping Toolkit, located at customcritical.fedex.com, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,400 vehicles, operated by owner-operators and their drivers, which are dispatched out of approximately 150 geographically-based staging areas. FedEx Custom Critical also provides door-to-door vehicle transport through its Passport Auto Transport subsidiary.

FedEx Kinko’s Segment

FedEx Kinko’s is a leader in the document and business services market, offering a wide array of innovative solutions, including retail access to the full range of FedEx day-definite ground shipping and time-definite global express shipping services. We are focused on expanding the FedEx Kinko’s retail network, which will substantially increase customer access to FedEx Express and FedEx Ground services and provide growth opportunities in e-commerce and other business services. FedEx Kinko’s opened 226 new centers in 2007 and plans to open approximately 300 new centers in 2008. The new lower-cost centers, which are approximately one-third the size of a traditional center, are based on a new format designed to enhance customer service and convenience. As an example, the new centers include enhanced pack-and-ship stations and offer twice as many office products as traditional centers.

As of May 31, 2007, FedEx Kinko’s operations included approximately 1,500 FedEx Kinko’s Office & Print Centers and Ship Centers in the United States and approximately 160 additional locations in 10 other countries, as well as 35 commercial production centers. These locations create an unmatched global network of state-of-the-art printing and copying technology, which FedEx Kinko’s leverages to provide highly differentiated, innovative solutions to its customers. FedEx Kinko’s World Production Center, which is located near the FedEx Express hub in Memphis, is a 28,500 square foot facility featuring state-of-the-art, commercial-grade printing equipment. The World Production Center allows FedEx Kinko’s to easily handle complex, large-scale orders from commercial customers and quickly distribute the resulting documents anywhere in the world.

FedEx Kinko’s specifically focuses on key customer segments that are important to the other FedEx companies. To small- and medium-sized business customers, FedEx Kinko’s provides complete document management services and meets basic office needs. To the rapidly growing “mobile professional” market segment, which includes business travelers and mobile salespeople, FedEx Kinko’s provides a comprehensive “office on the road,” including Internet access, videoconferencing and presentation support.

During 2007, we launched FedEx Kinko’s Direct Mail Services, a new offering designed to help small- and medium-sized businesses easily communicate to target audiences, and FedEx Kinko’s Print Online, a new Web-based, print-on-demand application. Services available through FedEx Kinko’s Direct Mail Services include design, production, professional finishing, address cleansing and verification and mail processing. Print Online enables customers to digitally send documents to FedEx Kinko’s Office and Print Centers for printing. With the new Print Online application, customers may select from extensive printing and finishing options, track order status, reuse saved print jobs and review order history. In June 2007, we extended the application to users of the popular Adobe Reader and Adobe Acrobat software applications, both of which will now feature a FedEx Kinko’s Print Online connection for sending documents directly to a FedEx Kinko’s Office and Print Center for printing.

FedEx Kinko’s offers a full range of black-and-white, color and custom printing, copying and binding services and an increasingly broad array of other business services, including, among others, high-speed Internet access and computer rental, videoconferencing, signs and graphics production services and direct mail services. FedEx Kinko’s has capitalized on the trend toward e-business, offering many Web-based services, including Print Online (described above); File, Print FedEx Kinko’s, a free software tool that works over the Web to connect Microsoft Windows desktop users to copying and printing services at FedEx Kinko’s Office and Print Centers; and DocStore, an online ordering solution for digital print-on-demand. FedEx Kinko’s also offers retail products, such as specialty papers, greeting cards, printer cartridges, stationery and office supplies.

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

FedEx Kinko’s is headquartered in Dallas, Texas. Kenneth A. May is the President and Chief Executive Officer of FedEx Kinko’s, which has approximately 22,600 employees. FedEx Kinko’s competitors include locally owned or franchised quick printers, office-supply superstores, such as Staples, Inc., OfficeMax Incorporated and Office Depot, Inc., pack and ship chains, such as The UPS Store, and small local and regional copy and pack and ship shops.

FedEx Services

FedEx Services provides sales, marketing, information technology and customer service support for FedEx Express, FedEx Ground and FedEx Kinko’s. Through FedEx Services and its subsidiary FedEx Customer Information Services, Inc., we provide a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of express and ground services and to help ensure a consistent and outstanding experience for our customers.

FedEx Services provides our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. FedEx’s global certification, encompassing the processes of FedEx Express, FedEx Ground and FedEx Services, enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the United States and Japan, recognize ISO standards.

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2007, FedEx Services had approximately 15,000 employees.

Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy.

Our technology strategy is driven by our desire for customer satisfaction. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning Web site, together with our customer integrated solutions.

The fedex.com Web site was launched over ten years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Kinko’s office and printing services. Our FedEx Insight application provides customers with visibility and package status of their inbound and outbound express, ground and freight shipments. Our FedEx Global Trade Manager resource enables customers to more easily navigate the complexities of international commerce by helping them identify the documents they need in order to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides customers real-time access to their accounts, invoices and paid shipment details.

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

•	The National Football League (NFL), as its “Official Delivery Service Sponsor”

•	FedExField, home of the NFL’s Washington Redskins

•	FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•	The #11 Joe Gibbs Racing Chevrolet driven by Denny Hamlin in the NASCAR NEXTEL Cup Series

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company”

•	FedExCup, a season-long points competition for PGA TOUR players

•	FedEx Kinko’s Classic, a PGA Champions Tour event

•	Pebble Beach Golf Resorts, as the official shipping company

•	National Basketball Association (NBA), as its official delivery service sponsor

•	FedExForum, the home of the NBA’s Memphis Grizzlies

•	Vodafone McLaren Mercedes Formula One team

•	French Open tennis tournament

FedEx Global Supply Chain Services

FedEx Services offers a range of supply chain solutions, including critical inventory logistics, transportation management, fulfillment and fleet services, through its FedEx Global Supply Chain Services subsidiary. FedEx Global Supply Chain Services focuses on information technology-sensitive business to meet the needs of its customers and to drive transportation business to other FedEx operating companies. FedEx Global Supply Chain Services’ service offerings use advanced electronic data interchanges to speed communications between customers and their suppliers, resulting in more cost-effective solutions and enhanced levels of customer service.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Kinko’s, FedEx Services, FedEx Global Supply Chain Services, FedEx Customer Information Services, FedEx National LTL, FedEx Trade Networks, FedEx SmartPost and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx Express’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner.

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. In May 2006, the TSA adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we have filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.

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

The operations of FedEx Ground, FedEx Freight, FedEx National LTL and FedEx Custom Critical in interstate commerce are currently regulated by the DOT and the Federal Motor Carrier Safety Administration, which retain limited oversight authority over motor carriers. Federal legislation preempts regulation by the states of rates and service in intrastate freight transportation.

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

We present information about our risk factors on pages 62 through 65 of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2007, FedEx Express’s aircraft fleet consisted of the following:

					Maximum
					Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft)(1)

Boeing MD11	30	28	58		164,200
Boeing MD10-30(2)	5	2	7		114,200
Boeing DC10-30	6	7	13		114,200
Boeing MD10-10(2)	49	—	49		113,100
Boeing DC10-10	12	2	14	(3)	113,100
Airbus A300-600	24	36	60	(4)	85,600
Airbus A310-200/300	50	16	66		61,900
Boeing B757-200	4	—	4	(5)	45,800
Boeing B727-200	85	9	94		38,200
Boeing B727-100	1	—	1		27,700
ATR 72-202	13	—	13	(6)	18,000
ATR 42-300/320	29	—	29		12,000
Fokker F27-500	2	—	2		13,500
Fokker F27-600	6	—	6		13,800
Cessna 208B	243	—	243		3,400
Cessna 208A	10	—	10		3,000

Total	569	100	669

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)	Includes 7 aircraft not currently in operation and awaiting conversion to MD10 configuration.

(4)	Includes 5 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(5)	Includes 4 aircraft not currently in operation — 1 awaiting completion of passenger-to-freighter modification and 3 in storage.

(6)	Includes 3 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express’s cargo requirements. The DC10s come in two models, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.

•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.

•	The B757s are two-engine aircraft configured for cargo service.

•	The B727s are three-engine aircraft configured for cargo service.

•	The Fokker F27, Cessna 208 and ATR turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.

In addition, FedEx Express “wet leases” approximately 45 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports served by FedEx Express’s larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express’s wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2007, FedEx Express operated approximately 53,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2007, with the year of expected delivery:

	A300	A310	B757	B777F	Total

2008	9	2	7	—	18
2009	3	—	13	—	16
2010	—	—	4	6	10
2011	—	—	3	9	12
2012	—	—	3	—	3
Thereafter	—	—	—	—	—

Total	12	2	30	15	59

Deposits and progress payments of $109 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Also see Note 16 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2007, FedEx Express operated the following sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour)(1)	Lessor	Year

National
Memphis, Tennessee	518	3,367,000	465,000	Memphis-Shelby County Airport Authority	2036
Indianapolis, Indiana	215	1,895,000	192,000	Indianapolis Airport Authority	2028
Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021
Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	74	320,000	54,000	City of Oakland	2011
Metropolitan
Chicago, Illinois	51	419,000	52,000	City of Chicago	2018
Los Angeles, California	23	305,000	57,000	City of Los Angeles	2009
International
Anchorage, Alaska(2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023
Paris, France(3)	87	861,000	54,000	Aeroports de Paris	2029
Subic Bay, Philippines(4)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

FedEx Express’s primary sorting facility, which serves as the center of its multiple hub-and-spoke system, is located at the Memphis International Airport. FedEx Express’s facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The lease is subordinate to, and FedEx Express’s rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government.

FedEx Express has international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. FedEx Express also has a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with approximately 1.1 million square feet of space, houses approximately 1,800 employees. FedEx Express also leases approximately 30 facilities in the Memphis area for administrative offices and warehouses. FedEx Express and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Express owns or leases approximately 665 facilities for city station operations in the United States. In addition, approximately 740 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2007, FedEx Express had approximately 42,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2007, FedEx Express also had approximately 10,500 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as FedEx Kinko’s, OfficeMax and Staples. Internationally, FedEx Express has approximately 2,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2007, FedEx Ground had approximately 25,800 company-owned trailers and owned or leased approximately 500 facilities, including 29 hubs. In addition, approximately 20,600 owner-operated vehicles support FedEx Ground’s business. Of the approximately 300 facilities that support FedEx Home Delivery, more than 200 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 29 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average 252,000 square feet and range in size from 31,000 to 488,000 square feet.

FedEx Freight Segment

FedEx Freight Corporation’s corporate headquarters are located in Memphis, Tennessee. FedEx Freight Corporation also has administrative offices located in Harrison, Arkansas, San Jose, California and Lakeland, Florida. As of May 31, 2007, FedEx Freight Corporation operated approximately 59,000 vehicles and trailers and 470 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 950 to 220,400 square feet of office and dock space. CTS’s headquarters are located in Greensboro, North Carolina, and FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Kinko’s Segment

FedEx Kinko’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2007, FedEx Kinko’s operated approximately 1,700 locations, including approximately 160 locations in ten foreign countries and 35 commercial production centers. Substantially all FedEx Kinko’s Office and Print Centers and Ship Centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Kinko’s Office and Print Centers and Ship Centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 5,500 square feet in size.

ITEM 3.	LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 17 of the accompanying consolidated financial statements.

In June 2006, we received a grand jury subpoena for the production of documents in connection with an ongoing criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In December 2006, we received a formal request for certain information and documents in connection with an ongoing civil investigation by the Directorate General for Competition of the European Commission (“EC”) into possible anti-competitive behavior relating to air freight transportation services in Europe. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requiring us to provide certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	62	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.
David J. Bronczek President and Chief Executive Officer, FedEx Express	53	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.
Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	48	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores.

Name and Office	Age	Positions and Offices Held and Business Experience

Douglas G. Duncan President and Chief Executive Officer, FedEx Freight Corporation	56	President and Chief Executive Officer of FedEx Freight Corporation since February 2001; President and Chief Executive Officer of Viking Freight, Inc. (‘‘Viking Freight”) from November 1998 to February 2001; Senior Vice President — Sales and Marketing of Viking Freight from 1996 to November 1998; Vice President — Sales and Marketing of Caliber System, Inc. (‘‘Caliber”) from 1995 to 1996; various positions with Roadway Express, Inc., including Vice President — Sales, from 1976 to 1995. Mr. Duncan serves as a director of Benchmark Electronics, Inc., an electronics manufacturer.
T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	51	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments.
Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	53	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Name and Office	Age	Positions and Offices Held and Business Experience

Kenneth A. May President and Chief Executive Officer, FedEx Kinko’s	46	President and Chief Executive Officer of FedEx Kinko’s since February 2006; Executive Vice President and Chief Operating Officer of FedEx Kinko’s from August 2004 to February 2006; Senior Vice President — U.S. of FedEx Express from October 1999 to August 2004; Senior Vice President — Air, Ground, Terminal and Transportation (AGT&T) of FedEx Express from January 1998 to October 1999; Vice President — Global Operations and Control of FedEx Express from February 1996 to January 1998; and various other positions with FedEx Express from 1982 to 1996. Mr. May serves as a director of P.F. Chang’s China Bistro, Inc., an owner and operator of Asian restaurants.
David F. Rebholz President and Chief Executive Officer, FedEx Ground	54	President and Chief Executive Officer of FedEx Ground since January 2007; President of FedEx Ground from September 2006 to January 2007; Executive Vice President — Operations & Systems Support of FedEx Express from December 1999 to September 2006; Senior Vice President — U.S. of FedEx Express from January 1997 to November 1999; Senior Vice President --Sales & Customer Service of FedEx Express from June 1993 to December 1996; Vice President — Regional Operations of FedEx Express from October 1991 to June 1993; Vice President — Customer Services of FedEx Express from December 1988 to October 1991; and various other positions with FedEx Express from 1976 to 1988.
Christine P. Richards Executive Vice President, General Counsel and Secretary	52	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.

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

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 9, 2007, there were 20,165 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend

Fiscal Year Ended May 31, 2006
First Quarter	$91.43	$79.55	$0.08
Second Quarter	98.81	76.81	0.08
Third Quarter	108.83	95.79	0.08
Fourth Quarter	120.01	106.00	0.08
Fiscal Year Ended May 31, 2007
First Quarter	$118.74	$97.79	$0.09
Second Quarter	119.21	99.34	0.09
Third Quarter	121.42	106.63	0.09
Fourth Quarter	116.76	104.01	0.09

FedEx also paid a cash dividend on July 2, 2007 ($0.10 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We intend to evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. FedEx did not repurchase any of its common stock during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2007 is presented on page 113 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 33 through 65 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 112 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 9, 2007 thereon, are presented on pages 68 through 111 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2007 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 66 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented on page 67 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct & Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on September 24, 2007, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct & Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on September 24, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on September 24, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on September 24, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2007 and 2006 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on September 24, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 9, 2007 thereon, are listed on page 32 and presented on pages 68 through 111 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 9, 2007 thereon, is presented on pages 114 through 115 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-4 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

Dated: July 12, 2007

By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2007

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 12, 2007

/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 12, 2007

/s/ JAMES L. BARKSDALE* James L. Barksdale	Director	July 12, 2007

/s/ AUGUST A. BUSCH IV* August A. Busch IV	Director	July 12, 2007

/s/ JOHN A. EDWARDSON* John A. Edwardson	Director	July 12, 2007

/s/ JUDITH L. ESTRIN* Judith L. Estrin	Director	July 12, 2007

/s/ J. KENNETH GLASS* J. Kenneth Glass	Director	July 12, 2007

/s/ PHILIP GREER* Philip Greer	Director	July 12, 2007

Signature	Capacity	Date

/s/ J. R. HYDE, III* J. R. Hyde, III	Director	July 12, 2007

/s/ SHIRLEY ANN JACKSON* Shirley Ann Jackson	Director	July 12, 2007

/s/ STEVEN R. LORANGER* Steven R. Loranger	Director	July 12, 2007

/s/ CHARLES T. MANATT* Charles T. Manatt	Director	July 12, 2007

/s/ JOSHUA I. SMITH* Joshua I. Smith	Director	July 12, 2007

/s/ PAUL S. WALSH* Paul S. Walsh	Director	July 12, 2007

/s/ PETER S. WILLMOTT* Peter S. Willmott	Director	July 12, 2007

*By: /s/ JOHN L. MERINO John L. Merino Attorney-in-Fact		July 12, 2007

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the FedEx Corporation (“FedEx”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and the critical accounting estimates of FedEx. The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.

ORGANIZATION OF INFORMATION

Our MD&A is comprised of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•	Results of Operations includes an overview of our consolidated 2007 results compared to 2006, and 2006 results compared to 2005. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2008.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2008) for each of our four reportable business segments.

•	Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flow statements and our financial commitments.

•	We conclude with a discussion of the critical accounting estimates that we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.

DESCRIPTION OF BUSINESS

FedEx provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These operating companies are primarily represented by FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading provider of small-package ground delivery services; FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services; and FedEx Kinko’s, a leading provider of document solutions and business services. These companies represent our major service lines and form the core of our reportable segments. See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services;

•	the volumes of transportation and business services provided through our networks, primarily measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, primarily measured by yield (average price per shipment or pound) or average price per hundredweight for FedEx Freight LTL Group shipments;

•	our ability to manage our cost structure for capital expenditures and operating expenses and to match our cost structure to shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2007 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments mean, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2007(1)	2006(2)	2005(3)	2007/2006		2006/2005

Revenues	$35,214	$32,294	$29,363	9		10
Operating income	3,276	3,014	2,471	9		22
Operating margin	9.3%	9.3%	8.4%	—	bp	90	bp
Net income	$2,016	$1,806	$1,449	12		25

Diluted earnings per share	$6.48	$5.83	$4.72	11		24

(1)	Operating expenses include a $143 million charge at FedEx Express associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006. The impact of this new contract on second quarter net income was approximately $78 million net of tax, or $0.25 per diluted share.

(2)	Operating expenses include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express.

(3)	Results include a $48 million ($31 million, net of tax, or $0.10 per diluted share) Airline Stabilization Act charge at FedEx Express and a $12 million, or $0.04 per diluted share, benefit from an income tax adjustment.

The following table shows changes in revenues and operating income by reportable segment for 2007 compared to 2006, and 2006 compared to 2005 (in millions):

	Revenues				Operating Income
	Dollar		Percent		Dollar		Percent
	Change		Change		Change		Change
	2007/	2006/	2007/	2006/	2007/	2006/	2007/	2006/
	2006	2005	2006	2005	2006	2005	2006	2005

FedEx Express segment(1)	$1,235	$1,961	6	10	$188	$353	11	25
FedEx Ground segment	737	626	14	13	108	101	15	17
FedEx Freight segment	941	428	26	13	(22)	131	(5)	37
FedEx Kinko’s segment	(48)	22	(2)	1	(12)	(43)	(21)	(43)
Other and Eliminations	55	(106)	NM	NM	—	1	NM	NM

	$2,920	$2,931	9	10	$262	$543	9	22

(1)	FedEx Express 2007 operating expenses include a $143 million charge associated with upfront compensation and benefits under the new pilot labor contract, 2006 operating expenses include a $75 million charge to adjust the accounting for certain facility leases, and 2005 operating expenses include a $48 million charge related to the Airline Stabilization Act.

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected operating statistics (in thousands, except yield amounts) for the years ended May 31:

Overall results for 2007 were solid in spite of several challenges, as we continued to execute our business strategy during a time of slower economic growth and expanded our service offerings through key acquisitions. Operating results moderated during 2007, reflecting the impact of weaker volumes in the second half of our fiscal year in our FedEx Express and FedEx Freight segments due to the slowing economic environment. The year-over-year negative impact from the timing lag in our fuel surcharges and a $143 million charge associated with upfront compensation and benefits under the new contract with our pilots also negatively impacted 2007 operating results.

Revenue growth in 2007 was due to strong FedEx Ground package volume growth and continued growth in FedEx Express International Priority (“IP”) services, as we continued to focus on expanding these service offerings. Our 2007 revenues also reflected the acquisition of FedEx National LTL (formerly known as Watkins Motor Lines), which added approximately $760 million to 2007 revenue. Revenue growth in 2007 was slightly offset by declines in copy product revenues at FedEx Kinko’s.

Operating income increased in 2007, as revenue growth at FedEx Express and FedEx Ground more than offset reduced profitability at the FedEx Freight segment and FedEx Kinko’s. Operating margin was flat in 2007 due to slower economic growth, the negative impact of higher salaries and benefits primarily as a result of the new labor contract with our pilots and the timing of adjustments to our fuel surcharges at FedEx Express (described below), as well as operating losses at FedEx National LTL. Softening volumes in the LTL sector and ongoing expenses to integrate the FedEx National LTL network negatively impacted the performance of the FedEx Freight segment in 2007.

Salaries and employee benefits increased in 2007 as a result of the new labor contract for the pilots of FedEx Express and the FedEx National LTL acquisition. The impacts of expensing stock options commencing in 2007 and higher retirement plan costs were largely offset by lower incentive compensation accruals. Purchased transportation costs increased in 2007 due to FedEx Ground volume growth, the FedEx National LTL acquisition and IP package volume growth.

The pilots of FedEx Express, who represent a small number of our total employees, are employed under a collective bargaining agreement. In October 2006, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation. The effect of this new agreement on second quarter 2007 net income was approximately $78 million net of tax, or $0.25 per diluted share.

The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our various fuel surcharges continue to impact our results. Fuel costs increased during 2007 due to an increase in the average price per gallon of fuel and an increase in gallons consumed. Because of the timing lag that exists between when we purchase fuel and when our fuel surcharges are automatically adjusted at FedEx Express, fuel surcharges were not sufficient to offset the effect of changes in fuel costs on our operating results for 2007. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service fees we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2007, 2006 and 2005 in the accompanying discussions of each of our transportation segments.

Our 2006 results benefited from strong growth in the global economy. During 2006, revenue growth was primarily attributable to yield improvement across our transportation segments, package volume growth in our IP services at FedEx Express and volume growth at FedEx Ground and FedEx Freight. Yields improved principally due to incremental fuel surcharges and base rate increases.

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

While fuel costs increased substantially in 2006, fuel surcharges more than offset the effect of these higher fuel costs. Salaries and employee benefits increased in 2006 due largely to increases in wage rates, pension and medical expenses. Pension expense increased $64 million in 2006 due primarily to a reduction in the discount rate. Purchased transportation increased in 2006 due primarily to the continued increase in the use of contract carriers to support increasing volumes at FedEx Ground, increased IP volumes at FedEx Express and higher fuel surcharges from third-party transportation providers, including our independent contractors.

Other Income and Expense

Net interest expense decreased $51 million during 2007 primarily due to increased interest income earned on higher cash balances. Net interest expense decreased $35 million during 2006 due primarily to the reduction in the level of outstanding debt and capital leases as a result of scheduled payments, increased interest income due to higher cash balances and interest rates, and higher capitalized interest related to modification of certain aircraft at FedEx Express.

Income Taxes

Our effective tax rate was 37.3% in 2007, 37.7% in 2006 and 37.4% in 2005. Our 2007 tax rate was favorably impacted by the conclusion of various state and federal tax audits and appeals. This favorable impact was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China (described below). The 37.4% effective tax rate in 2005 was favorably impacted by the reduction of a valuation allowance on foreign tax credits arising from certain of our international operations as a result of the passage of the American Jobs Creation Act of 2004 and by a lower effective state tax rate. For 2008, we expect our effective tax rate to be between 37.5% and 38%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Business Acquisitions

On September 3, 2006, we acquired the assets and assumed certain obligations of the LTL operations of Watkins Motor Lines, a privately held company, and certain affiliates for $787 million in cash. Watkins, a leading provider of long-haul LTL services, was renamed FedEx National LTL and meaningfully extends our leadership position in the heavyweight LTL freight sector. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition.

On December 16, 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for $241 million, predominantly in cash. This acquisition allows FedEx Express to better serve the United Kingdom domestic market, which we previously served primarily through independent agents.

On March 1, 2007, FedEx Express acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. This acquisition converts our joint venture with DTW Group into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. Prior to the fourth quarter of 2007, we accounted for our investment in the joint venture under the equity method.

The financial results of the ANC and DTW Group acquisitions, as well as other immaterial business acquisitions during 2007, are included in the FedEx Express segment from the date of acquisition. These acquisitions were not material to our results of operations or financial condition.

We paid the purchase price for these acquisitions from available cash balances, which included the net proceeds from our $1 billion senior unsecured debt offering completed during 2007. See Note 6 of the accompanying consolidated financial statements for further discussion of this debt offering.

See Note 3 of the accompanying consolidated financial statements for further information about these acquisitions.

Lease Accounting Charge

Our results for 2006 included a noncash charge of $79 million ($49 million net of tax, or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express. The charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.

Airline Stabilization Act Charge

In 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act. As a result, we recorded a charge of $48 million in 2005 ($31 million net of tax, or $0.10 per diluted share), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.

Outlook

Our outlook for 2008 reflects continued investment in several major, long-term initiatives in a soft but stable U.S. economy. Outside the United States, economic activity is expected to continue to expand, but at a more moderate pace than in 2007. As a result, we expect our revenue trends to moderate in 2008, with growth driven by increased shipments at FedEx Ground, the full-year benefit of the FedEx National LTL business and expansion of international business at FedEx Express (both IP and international domestic services).

We expect our earnings in 2008 to be below our long-term goal of 10% to 15% annual earnings growth due to the softening U.S. economy and planned investments in our businesses, which are critical to our long-term strategy. We remain optimistic about the long-term prospects for all of our business segments.

We expect to make significant investments to expand our global networks, in part through the continued integration and expansion of the businesses we acquired in 2007. Our planned investments for 2008 are focused on the following three key opportunities:

•	support for long-term volume growth, such as additional or expanded facilities across all segments, new aircraft (such as the Boeing 757 and 777 Freighter) and expansion of our international domestic express businesses;

•	improvements in service levels, including expanded delivery areas for the FedEx Priority Overnight and FedEx First Overnight services at FedEx Express and reduced transit times at FedEx Ground; and

•	improvements to productivity, including updates and enhancements to our technology capabilities.

FedEx Kinko’s will continue to focus on key strategies related to adding new locations, improving customer service and increasing investments in employee development and training. We expect these strategies to continue to adversely affect profitability in 2008. FedEx Kinko’s plans to open approximately 300 new centers in the coming year, which will bring the total number of centers to approximately 2,000 by the end of 2008.

All of our transportation businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. Historically, our fuel surcharges have generally been sufficient to offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can affect our earnings.

See “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are seasonal in nature. Seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For the FedEx Freight LTL Group, the spring and fall are the busiest periods and the latter part of December, January and February are the slowest periods. For FedEx Kinko’s, the summer months are normally the slowest periods. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly in our third fiscal quarter. In addition, the transportation and business services industries are directly affected by the state of the overall global economy.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements, which were issued or became effective for us during 2007, are relevant to the readers of our financial statements.

On June 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. The adoption of SFAS 123R reduced earnings for 2007 by $0.17 per diluted share. For additional information on the impact of the adoption of SFAS 123R, refer to Note 1 to the accompanying consolidated financial statements.

On May 31, 2007, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income of unrecognized gains or losses, prior service costs or credits and transition assets or obligations existing at the time of adoption. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We currently use a February 28 measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009).

The funded status recognition and disclosure provisions of SFAS 158 were effective for FedEx as of May 31, 2007. The requirement to measure plan assets and benefit obligations as of our fiscal year-end is effective for FedEx no later than 2009.

The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through accumulated other comprehensive income. Under SFAS 158, we were required to write off our prepaid pension asset of $1.4 billion and increase our pension and other postretirement benefit liabilities by $120 million. These adjustments, net of deferred taxes of $582 million, were required to recognize the unfunded projected benefit obligation in our balance sheet. SFAS 158 has no impact on the determination of expense for our pension or other postretirement benefit plans.

In February 2007, we announced changes to modernize certain of our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula will be capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These changes will not affect the benefits of current retirees. For additional information on the adoption of SFAS 158 and these changes, see Note 12 to the accompanying audited financial statements and the Critical Accounting Estimates section of this MD&A.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for FedEx in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground, FedEx Freight and FedEx Kinko’s represent our major service lines and form the core of our reportable segments. (For further discussion of our operating companies, refer to “Item 1: Business.”) As of May 31, 2007, our reportable segments included the following businesses:

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

FEDEX SERVICES & OTHER INTERSEGMENT TRANSACTIONS

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

Effective June 1, 2006, we moved the credit, collections and customer service functions with responsibility for FedEx Express U.S. and FedEx Ground customer information from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”). Also, effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The costs of providing these customer service functions and the net operating costs of FedEx Global Supply Chain Services are allocated back to the FedEx Express and FedEx Ground segments. Prior year amounts have not been reclassified to conform to the current year segment presentation, as the financial results are materially comparable.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates that we believe approximate fair value and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. Such intersegment revenues and expenses are eliminated in the consolidated results and are not separately identified in the following segment information, as the amounts are not material.

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the years ended May 31:

						Percent Change
	2007		2006		2005	2007/2006		2006/2005
Revenues:
Package:
U.S. overnight box	$6,485		$6,422		$5,969	1		8
U.S. overnight envelope	1,990		1,974		1,798	1		10
U.S. deferred	2,883		2,853		2,799	1		2

Total U.S. domestic package revenue	11,358		11,249		10,566	1		6
International Priority (IP)(1)	6,722		6,139		5,464	9		12

Total package revenue	18,080		17,388		16,030	4		8
Freight:
U.S.	2,412		2,218		1,854	9		20
International priority freight(1)	1,045		840		670	24		25
International airfreight	394		434		381	(9)		14

Total freight revenue	3,851		3,492		2,905	10		20
Other(2)	750		566		550	33		3

Total revenues	22,681		21,446		19,485	6		10
Operating expenses:
Salaries and employee benefits	8,234	(3)	8,033		7,704	3		4
Purchased transportation	1,098		971		843	13		15
Rentals and landing fees	1,610		1,696	(4)	1,608	(5)		5
Depreciation and amortization	856		805		798	6		1
Fuel	2,946		2,786		2,012	6		38
Maintenance and repairs	1,444		1,344		1,276	7		5
Airline Stabilization Act charge	—		—		48	NM		NM
Intercompany charges	2,082		1,542		1,509	35		2
Other	2,456		2,502		2,273	(2)		10

Total operating expenses	20,726		19,679		18,071	5		9

Operating income	$1,955		$1,767		$1,414	11		25

Operating margin	8.6%		8.2%		7.3%	40	bp	90	bp

(1)	We reclassified certain prior period international priority freight service revenues previously included within IP package revenues to international priority freight revenues to conform to the current period presentation and more precisely present the nature of the services provided.

(2)	Other revenues includes FedEx Trade Networks and our international domestic express businesses, such as ANC, DTW Group and our Canadian domestic express operations.

(3)	Includes a $143 million charge for signing bonuses and other upfront compensation associated with a new four-year labor contract with our pilots.

(4)	Includes a $75 million one-time, noncash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2007	2006	2005	2007/2006	2006/2005

Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,174	1,203	1,184	(2)	2
U.S. overnight envelope	706	713	680	(1)	5
U.S. deferred	898	901	958	—	(6)

Total U.S. domestic ADV	2,778	2,817	2,822	(1)	—
IP(2)	487	466	433	5	8

Total ADV	3,265	3,283	3,255	(1)	1

Revenue per package (yield):
U.S. overnight box	$21.66	$20.94	$19.77	3	6
U.S. overnight envelope	11.06	10.86	10.37	2	5
U.S. deferred	12.59	12.42	11.46	1	8
U.S. domestic composite	16.04	15.66	14.69	2	7
IP(2)	54.13	51.64	49.47	5	4
Composite package yield	21.72	20.77	19.31	5	8
Freight Statistics(1)
Average daily freight pounds:
U.S.	9,569	9,374	8,885	2	6
International priority freight(2)	1,878	1,634	1,395	15	17
International airfreight	1,831	2,126	1,914	(14)	11

Total average daily freight pounds	13,278	13,134	12,194	1	8

Revenue per pound (yield):
U.S.	$0.99	$0.93	$0.82	6	13
International priority freight(2)	2.18	2.02	1.88	8	7
International airfreight	0.84	0.80	0.78	5	3
Composite freight yield	1.14	1.04	0.93	10	12

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	We reclassified certain prior period international priority freight service statistics previously included within the IP package statistics to international priority freight statistics to conform to the current period presentation and more precisely present the nature of the services provided.

FedEx Express Segment Revenues

Solid yield growth primarily due to pricing discipline contributed to revenue growth in 2007, despite flat package volume growth. Package revenue growth in 2007 was driven by IP revenues, which grew 9% on yield growth of 5% as a result of yield improvements across all regions and a 5% increase in volumes due to IP volume growth in U.S. outbound, Asia and Europe, as we continued to focus on expanding this service. Also contributing to revenue growth in 2007 were increases in other revenues primarily due to our acquisition of ANC and increases in freight revenues due to higher U.S. and international priority freight volumes. U.S. domestic package revenues increased 1% as a result of yield improvements, partially offset by a decrease in volumes.

IP yield increased during 2007 as a result of favorable exchange rates, higher package weights and an increase in the average rate per pound. U.S. domestic composite yield increases in 2007 were due to an increase in the average rate per pound, partially offset by changes in product mix and lower package weights. U.S. freight yield increased in 2007 due to an increase in the average rate per pound and higher fuel surcharges.

IP volume growth in 2007 was primarily due to increased demand in the U.S. outbound, Asia and Europe markets. U.S. domestic package volumes decreased during 2007 primarily due to the moderating growth rate of the U.S. economy.

FedEx Express segment revenues increased in 2006 due to yield improvements and volume growth in IP services (particularly in Asia, U.S. outbound and Europe). U.S. domestic package and U.S. freight revenue growth also contributed to the revenue increase for 2006. U.S. volumes were flat compared to the prior year, as growth in our U.S. domestic overnight services was offset by declines in deferred volumes that resulted from yield management actions.

IP yield increased during 2006 due to higher fuel surcharges and increases in international average weight per package and average rate per pound. U.S. domestic composite yield increases were due to higher fuel surcharges and improved yields on U.S. domestic deferred packages. Improvements in U.S. domestic deferred yield resulted from our continued efforts to improve the profitability of this service. U.S. freight yield increases were due to an increase in average rate per pound and higher fuel surcharges.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2007	2006	2005

U.S. Domestic and Outbound Fuel Surcharge:
Low	8.50%	10.50%	6.00%
High	17.00	20.00	13.00
Weighted-average	12.91	13.69	9.05
International Fuel Surcharges:
Low	8.50	10.00	3.00
High	17.00	20.00	13.00
Weighted-average	12.98	12.73	8.45

FedEx Express Segment Operating Income

Despite slower overall revenue growth, operating income and operating margin increased in 2007. Increases in operating income and margin in 2007 resulted from growth in IP services and were partially offset by costs associated with the ratification of a new labor contract with our pilots in October 2006. These costs included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements, which were mitigated by reductions in variable incentive compensation. Year-over-year results in 2007 were positively affected by a $75 million charge in 2006 to adjust the accounting for certain facility leases.

Fuel costs increased during 2007 due to an increase in the average price per gallon of fuel. Fuel surcharges did not offset the effect of higher fuel costs on our year-over-year operating results for 2007, due to the timing lag that exists between when we purchase fuel and when our fuel surcharges are adjusted, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges.

Salaries and employee benefits increased in 2007 primarily as a result of the new labor contract with our pilots. Purchased transportation costs increased 13% in 2007 due to IP volume growth, which required a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. We use purchased transportation in markets where we do not have a direct presence or to meet short-term capacity needs. Maintenance and repairs increased 7% in 2007 primarily due to higher aircraft maintenance expenses for various airframes and Airbus A300 engines. The 5% decrease in rentals and landing fees in 2007 was attributable to the one-time adjustment for leases in 2006 described above. Intercompany charges increased 35% in 2007 due to allocations as a result of moving the FCIS organization from FedEx

Express to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.

During 2007, we terminated our agreement with Airbus for the purchase of A380 aircraft and in March 2007 entered into a separate settlement agreement with Airbus that, among other things, provides us with credit memoranda applicable to the purchase of goods and services in the future. The net impact of this settlement was immaterial to our 2007 results and was recorded as an operating gain during the fourth quarter of 2007.

Operating income grew significantly in 2006 as a result of strong revenue growth and improved operating margin. Volume growth in higher margin U.S. domestic overnight and IP services contributed to yield improvements. Improved yields, combined with productivity gains and cost containment, allowed FedEx Express to improve operating margin in 2006. Revenue and margin growth for 2006 more than offset the one-time adjustment for leases and costs associated with two new around-the-world flights.

In 2006, salaries and benefits increased primarily due to higher pension costs and wage rates. Fuel costs were higher in 2006 primarily due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly, primarily related to the two new around-the-world flights. However, our fuel surcharges substantially mitigated the impact of higher jet fuel prices. Purchased transportation costs increased in 2006, though at a slower rate than in 2005, driven by IP volume growth, which required a higher utilization of contract pickup and delivery services. Rentals and landing fees increased in 2006, primarily due to the one-time adjustment for leases of $75 million.

FedEx Express Segment Outlook

We expect moderate revenue growth at FedEx Express in 2008, as growth in both IP and domestic package services will continue to slow as a result of the softening U.S. economy and declining growth outside the U.S. The majority of the revenue increase in 2008 will be provided by IP services, as we continue to focus on growing our service offerings in international markets, particularly China and Europe. Our international domestic revenue is projected to increase in 2008 due to the full-year benefit of 2007 acquisitions such as ANC and DTW Group and the expansion of our China domestic service.

Operating income and operating margin are expected to improve in 2008 despite the soft U.S. economy due to continued cost containment and productivity improvements. Capital expenditures at FedEx Express are expected to be higher in 2008 due to investments in equipment and facilities necessary to support projected long-term volume growth, as well as continued investments in China. In March 2006, we broke ground on a new $150 million Asia-Pacific hub in the southern China city of Guangzhou. This hub is planned to be operational in 2009. Aircraft-related capital and expense outlays, including support of our Boeing 757 program and the new Boeing 777 Freighter fleet, are expected to approximate 2007 spending levels. We will continue to make strategic investments despite short-term economic softness.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2007	2006	2005	2007/2006		2006/2005

Revenues	$6,043	$5,306	$4,680	14		13
Operating expenses:
Salaries and employee benefits	1,006	929	845	8		10
Purchased transportation	2,326	2,019	1,791	15		13
Rentals	166	133	122	25		9
Depreciation and amortization	268	224	176	20		27
Fuel	117	93	48	26		94
Maintenance and repairs	134	118	110	14		7
Intercompany charges	578	526	482	10		9
Other	635	559	502	14		11

Total operating expenses	5,230	4,601	4,076	14		13

Operating income	$813	$705	$604	15		17

Operating margin	13.5%	13.3%	12.9%	20	bp	40	bp
FedEx Ground:
Average daily package volume	3,126	2,815	2,609	11		8
Revenue per package (yield)	$7.21	$7.02	$6.68	3		5

FedEx Ground Segment Revenues

Strong volume growth fueled a 14% increase in revenue during 2007. Average daily volumes at FedEx Ground rose 11% because of increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during 2007 was primarily due to the impact of general rate increases and higher extra service revenues, primarily on our residential services. This yield increase was partially offset by higher customer discounts and a lower average weight and zone per package. Additionally, revenue at FedEx SmartPost increased significantly in 2007 due to increased market share, as a major competitor exited this market in 2006, enabling significant growth in the customer base and related volumes.

Revenues increased during 2006 due to volume increases and yield improvement. Average daily volumes increased across all of our services, led by the continued growth of our FedEx Home Delivery service. Yield improvement during 2006 was primarily due to increased fuel surcharges, higher extra service revenue and the impact of general rate increases. These increases were partially offset by higher customer discounts and a lower average weight per package.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2007	2006	2005

Low	3.50%	2.50%	1.80%
High	5.25	5.25	2.50
Weighted-average	4.18	3.54	2.04

No fuel surcharge was in effect from January 2004 to January 2005.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 15% during 2007 principally due to revenue growth and improved results at FedEx SmartPost. Operating margin increased only slightly in 2007, as revenue growth was partially offset by increased purchased transportation costs, increased legal costs and higher depreciation and rent expense associated with network expansion.

Purchased transportation increased 15% in 2007 primarily due to volume growth and higher rates paid to our independent contractors, including fuel supplements. Our fuel surcharge was sufficient to offset the effect of higher fuel costs on our operating results, based on a static analysis of the year-over-year changes in fuel prices compared to changes in the fuel surcharge. Other operating expenses increased 14% in 2007 primarily due to increased legal costs. Depreciation expense increased 20% and rent expense increased 25% principally due to higher spending on material handling and scanning equipment and facilities associated with our multi-year network expansion.

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

FedEx Ground segment operating income increased in 2006, resulting principally from revenue growth and yield improvement. Operating margin for the segment improved in 2006 due to fuel surcharges, general rate increases, improved productivity and the inclusion in 2005 of a $10 million charge at FedEx Supply Chain Services related to the termination of a vendor agreement. A portion of the operating margin improvement was offset by higher year-over-year expenses related to investments in new technology and the opening of additional FedEx Ground facilities.

Salaries and employee benefits increased in 2006 principally due to wage rate increases and increases in staffing and facilities to support volume growth. Depreciation expense in 2006 increased at a higher rate than revenue due to increased spending associated with material handling and scanning equipment. In 2006, purchased transportation increased due to increased volumes and an increase in the cost of purchased transportation due to higher fuel surcharges from third-party transportation providers, including our independent contractors.

FedEx Ground Segment Outlook

We expect the FedEx Ground segment to have revenue growth in 2008 consistent with 2007, led by continued strong volume growth at FedEx Ground and FedEx SmartPost. FedEx Ground’s average daily volume is expected to increase in 2008 due to increased base business and FedEx Home Delivery volumes. FedEx SmartPost volumes are also expected to grow, because of increased market share and improved service levels. Yields for all services at FedEx Ground are expected to increase in 2008 from increases in list prices and residential and commercial delivery area surcharges.

FedEx Ground’s operating margin in 2008 is expected to improve from continued cost controls, productivity gains and yield improvements, partially offset by the impact of our network expansion and increased purchased transportation costs. Capital spending is expected to grow, as we continue with comprehensive network expansion and productivity-enhancing technologies within the FedEx Ground segment. During 2008, the multi-phase expansion plan includes one new hub, 14 expanded hubs and two relocated facilities. We are committed to investing in the FedEx Ground network because of the long-term benefits we will experience from these investments.

FEDEX FREIGHT SEGMENT

The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2007	2006	2005	2007/2006		2006/2005

Revenues	$4,586	$3,645	$3,217	26		13
Operating expenses:
Salaries and employee benefits	2,250	1,801	1,650	25		9
Purchased transportation	465	298	315	56		(5)
Rentals and landing fees	112	94	99	19		(5)
Depreciation and amortization	195	120	102	63		18
Fuel	468	377	257	24		47
Maintenance and repairs	165	120	128	38		(6)
Intercompany charges	61	37	26	65		42
Other	407	313	286	30		9

Total operating expenses	4,123	3,160	2,863	30		10

Operating income	$463	$485	$354	(5)		37

Operating margin	10.1%	13.3%	11.0%	(320	) bp	230	bp
Average daily LTL shipments (in thousands)	78	67	63	16		6
Weight per LTL shipment (lbs)	1,130	1,143	1,132	(1)		1
LTL yield (revenue per hundredweight)	$18.65	$16.84	$15.48	11		9

The results of operations of FedEx National LTL are included in FedEx Freight segment results from the date of acquisition on September 3, 2006.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 26% in 2007 primarily as a result of the acquisition of FedEx National LTL, which contributed significantly to an increase in average daily LTL shipments of 16% and LTL yield of 11%. Average daily LTL shipments excluding FedEx National LTL grew slightly in 2007 due to increased demand for our regional and interregional services. This growth rate moderated throughout the year, however, with year-over-year declines in the second half of 2007. LTL yield growth was due to higher yields from longer-haul FedEx National LTL shipments, higher rates and favorable contract renewals.

FedEx Freight segment revenues increased 13% in 2006 due to growth in LTL yield and average daily LTL shipments. LTL yield grew during 2006, reflecting incremental fuel surcharges resulting from higher fuel prices and higher rates. Average daily LTL shipment growth in 2006 was driven in part by features such as our no-fee money-back guarantee and our Advance Notice service, which continue to differentiate us in the LTL market.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2007	2006	2005

Low	14.0%	12.5%	7.6%
High	21.2	20.1	14.0
Weighted-average	17.8	16.3	11.0

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 5% during 2007 due to operating losses at FedEx National LTL, which resulted from softening volumes and ongoing expenses to integrate its network. The inclusion of FedEx National LTL in our results has impacted the year-over-year comparability of all of our operating expenses. Along with incremental costs from FedEx National LTL (including amortization of acquired intangible assets), depreciation expense increased due to prior-year purchases of vehicles and other operating equipment to support volume growth. Purchased transportation increased due to higher rates paid to our third-party transportation providers and the utilization of third-party providers at FedEx National LTL. While fuel costs increased in 2007, our fuel surcharge was more than sufficient to offset the effect of higher fuel costs, based on a static analysis of the year-over-year changes in fuel prices compared to changes in the fuel surcharge.

FedEx Freight segment operating income increased in 2006 primarily due to LTL revenue growth, as well as our ability to control costs in line with volume growth. Increased staffing to support volume growth and higher incentive compensation expense increased salaries and employee benefits in 2006. While fuel costs increased substantially in 2006, fuel surcharges more than offset the effect of higher fuel costs. Depreciation costs increased in 2006 primarily due to investments in operating equipment, which in some cases replaced leased equipment. Maintenance and repairs decreased in 2006 due to the presence of rebranding costs in 2005, as well as an increase in the purchase of new fleet vehicles. Purchased transportation costs decreased, due to increased utilization of company equipment in our interregional freight services.

FedEx Freight Segment Outlook

We expect FedEx Freight segment revenue to increase in 2008 due to continued growth in our LTL business and the inclusion of FedEx National LTL for the full year. LTL yield is expected to increase due to our continued focus on pricing discipline, as well as the impact of higher yields on longer-haul FedEx National LTL shipments. Ongoing costs to integrate information technology systems and to increase sales resources to support long-term growth opportunities, as well as incremental costs associated with facility expansions, are expected to restrain operating income and operating margin growth in 2008. Continued investments in facilities and equipment to support revenue growth and in technology to improve productivity and to meet our customers’ needs account for the majority of the total incremental capital spending anticipated for 2008. We expect our rebranding efforts at FedEx National LTL to continue in 2008.

FEDEX KINKO’S SEGMENT

The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2007	2006	2005	2007/2006		2006/2005

Revenues	$2,040	$2,088	$2,066	(2)		1
Operating expenses:
Salaries and employee benefits	781	752	742	4		1
Rentals	375	394	412	(5)		(4)
Depreciation and amortization	139	148	138	(6)		7
Maintenance and repairs	66	73	70	(10)		4
Intercompany charges	57	26	6	NM		NM
Other operating expenses:
Supplies, including paper and toner	263	274	278	(4)		(1)
Other	314	364	320	(14)		14

Total operating expenses	1,995	2,031	1,966	(2)		3

Operating income	$45	$57	$100	(21)		(43)

Operating margin	2.2%	2.7%	4.8%	(50	) bp	(210	) bp

FedEx Kinko’s Segment Revenues

Revenues decreased slightly during 2007 due to decreased demand for copy products and the discontinuation of unprofitable service offerings, which more than offset higher package acceptance fees from FedEx Express and FedEx Ground. During 2007, FedEx Kinko’s announced a multi-year network expansion plan, including the model for new centers, which will be approximately one-third the size of a traditional center and will include enhanced pack-and-ship stations and a doubling of the number of retail office products offered. While revenues from new centers were not significant in 2007, this multi-year expansion of the FedEx Kinko’s network is a key strategy relating to FedEx Kinko’s future revenue growth. In addition, this expansion will provide FedEx Express and FedEx Ground customers with more retail access points. FedEx Kinko’s opened 226 new centers during 2007.

In 2006, a year-over-year increase in package acceptance revenue led to modest revenue growth. Package acceptance revenue benefited year over year from the April 2005 conversion of FedEx World Service Centers to FedEx Kinko’s Ship Centers. FedEx Kinko’s experienced declines in copy product line revenues in 2006 due to decreased demand for these services and a competitive pricing environment.

FedEx Kinko’s Segment Operating Income

Operating income decreased $12 million during 2007 primarily due to the decrease in copy product revenues, as well as the impact of increased salaries and employee benefit costs incurred in connection with expansion activities and significant investments in employee training and development programs. Rentals decreased during 2007 due to declines in copier rental expenses, which are variable based on usage. The increase in intercompany charges was primarily due to increased allocations of sales and marketing and IT support functions in 2007.

Operating income decreased in 2006, as the increase in package acceptance revenues was more than offset by a decline in copy product line revenues. In 2006, salaries and employee benefits increased due to the addition of FedEx Kinko’s Ship Centers, higher group health insurance costs and increased costs associated with employee training and development programs. Increased depreciation in 2006 was driven by center rebranding and investments in new technology to replace legacy systems. The increase for 2006 in other operating expenses was primarily due to increased costs related to technology, strategic and product offering initiatives.

FedEx Kinko’s Segment Outlook

We expect increased revenue at FedEx Kinko’s in 2008 primarily due to the new store openings associated with the multi-year network expansion, together with a sales force realignment and marketing and service initiatives. The network expansion program, combined with employee training and retention programs, is expected to negatively impact operating income and operating margin in 2008. These investments, however, are focused on long-term profit and margin growth. Initiatives in e-commerce technology such as Print Online and new service offerings, including our direct mail service, are expected to support additional growth opportunities for 2008 and beyond. Capital spending is expected to increase at FedEx Kinko’s in 2008 primarily due to the multi-year network expansion and technology investments. FedEx Kinko’s plans to open approximately 300 new centers in 2008, which will bring the total number of centers to approximately 2,000 by the end of the year.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.569 billion at May 31, 2007, compared to $1.937 billion at May 31, 2006 and $1.039 billion at May 31, 2005. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2007	2006	2005

Operating activities:
Net income	$2,016	$1,806	$1,449
Noncash charges and credits	1,988	2,006	1,671
Changes in operating assets and liabilities	(441)	(136)	(3)

Cash provided by operating activities	3,563	3,676	3,117

Investing activities:
Business acquisitions, net of cash acquired	(1,310)	—	(122)
Capital expenditures and other investing activities	(2,814)	(2,454)	(2,226)

Cash used in investing activities	(4,124)	(2,454)	(2,348)

Financing activities:
Proceeds from debt issuances	1,054	—	—
Principal payments on debt	(906)	(369)	(791)
Dividends paid	(110)	(97)	(84)
Other financing activities	155	142	99

Cash provided by (used in) financing activities	193	(324)	(776)

Net (decrease) increase in cash and cash equivalents	$(368)	$898	$(7)

We believe that our existing cash and cash equivalents, cash flow from operations, our commercial paper program, revolving bank credit facility and shelf registration statement with the SEC are adequate to meet our current and foreseeable future working capital and capital expenditure needs. In addition, other forms of secured financing may be used to obtain capital assets if we determine that they best suit our needs for the foreseeable future. We have been successful in obtaining investment capital, both domestic and international, although the marketplace for such capital can become restricted depending on a variety of economic factors. We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

Cash Provided by Operating Activities.  Cash flows from operating activities decreased $113 million in 2007 primarily due to an increase in income tax payments of $184 million, partially offset by increased earnings. The $559 million increase in cash flows from operating activities in 2006 was principally due to increased earnings. During 2007, we made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $482 million, compared to $456 million during 2006 and $460 million during 2005.

Cash Used in Investing Activities.  During 2007, $1.3 billion of cash was used for the FedEx National LTL, ANC, DTW Group and other immaterial acquisitions. See Note 3 of the accompanying audited financial statements for further discussion of these acquisitions. See “Capital Resources” for a discussion of capital expenditures during 2007 and 2006.

Financing Activities.  On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating-rate notes totaling $500 million due in August 2007 and fixed-rate notes totaling $500 million due in August 2009. The floating-rate notes bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 0.08%, reset on a quarterly basis. As of May 31, 2007, the floating interest rate was 5.44%. The fixed-rate notes bear interest at an annual rate of 5.5%, payable semi-annually. The net proceeds were used for working capital and general corporate purposes, including the funding of the acquisitions referenced above.

During 2007, $700 million of senior unsecured notes and $18 million of medium-term notes matured and were repaid. During 2006, $250 million of senior unsecured notes matured and were repaid. In addition, other debt was reduced by $118 million as a result of the purchase by FedEx Express of two MD11 aircraft in March 2007. In 2001, FedEx Express entered into a lease for the two MD11 aircraft from a separate entity, which we were required to consolidate under FIN 46. The purchase of these aircraft extinguished this liability.

A $1.0 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7. Our leverage ratio of adjusted debt to capital was 0.6 at May 31, 2007. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of May 31, 2007, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings.

The $500 million of floating rate notes issued in 2007 will become due in August 2007. The timing of cash requirements in the first half of 2008 may dictate that we refinance a portion of this debt through our commercial paper program. As discussed in Note 1 of the accompanying consolidated financial statements, we adopted SFAS 158 on May 31, 2007. Our adoption of this standard did not impact our compliance with any current loan covenants or affect our debt ratings, pension funding requirements or our overall liquidity.

Dividends.  Dividends paid were $110 million in 2007, $97 million in 2006 and $84 million in 2005. On May 25, 2007, our Board of Directors declared a dividend of $0.10 per share of common stock, an increase of $0.01 per share. The dividend was paid on July 2, 2007 to stockholders of record as of the close of business on June 11, 2007. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we intend to evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2007	2006	2005	2007/2006	2006/2005

Aircraft and related equipment	$1,107	$1,033	$990	7	4
Facilities and sort equipment	674	507	496	33	2
Vehicles	445	413	261	8	58
Information and technology investments	431	394	331	9	19
Other equipment	225	171	158	32	8

Total capital expenditures	$2,882	$2,518	$2,236	14	13

FedEx Express segment	$1,672	$1,408	$1,195	19	18
FedEx Ground segment	489	487	456	—	7
FedEx Freight segment	287	274	217	5	26
FedEx Kinko’s segment	157	94	152	67	(38)
Other, principally FedEx Services	277	255	216	9	18

Total capital expenditures	$2,882	$2,518	$2,236	14	13

Capital expenditures increased during 2007 primarily due to increased spending at FedEx Express for facility expansion and aircraft and related equipment and expenditures at FedEx Kinko’s associated with its multi-year expansion program. Capital expenditures during 2006 were higher than the prior year primarily due to the purchase of vehicles at FedEx Express and FedEx Freight and information technology investments at FedEx Services. In addition, investments were made in the FedEx Ground and FedEx Freight networks in 2006 to support growth in customer demand.

While we pursue market opportunities to purchase aircraft when they become available, we must make commitments regarding our airlift requirements years before aircraft are actually needed because of substantial lead times associated with the manufacture and modification of aircraft. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically in growing service lines.

During 2007, FedEx Express announced two aircraft acquisition programs designed to meet future capacity needs. The first is a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrowbody fleet of Boeing 727-200 aircraft. The second is an agreement to acquire 15 new Boeing 777F (“B777F”) aircraft and an option to purchase an additional 15 B777F aircraft. The B777F aircraft will provide us with non-stop, point-to-point transoceanic routes with shorter flight times. See Note 16 of the accompanying consolidated financial statements for further discussion of our aircraft purchase commitments.

Our capital expenditures are expected to be approximately $3.5 billion in 2008, with much of the year-over-year increase due to spending for facilities and sort equipment at FedEx Express and FedEx Ground and network expansion at FedEx Kinko’s. We also continue to invest in productivity-enhancing technologies. Aircraft-related capital and expense outlays, including support of the narrowbody aircraft replacement program and the B777F fleet, are expected to approximate 2007 aircraft spending levels. We currently expect to fund our 2008 capital requirements with cash from operations.

CONTRACTUAL CASH OBLIGATIONS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2007. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
						There-
	2008	2009	2010	2011	2012	after	Total

Amounts reflected in Balance Sheet:
Long-term debt	$521	$530	$500	$250	$—	$539	$2,340
Capital lease obligations(1)	103	13	97	8	8	137	366
Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations(2)	1,282	1,111	1,150	704	86	164	4,497
Interest on long-term debt	118	111	79	65	47	1,553	1,973
Operating leases	1,680	1,481	1,297	1,143	1,010	6,752	13,363

Total	$3,704	$3,246	$3,123	$2,170	$1,151	$9,145	$22,539

(1)	Capital lease obligations represent principal and interest payments.

(2)	See Note 16 to the accompanying consolidated financial statements.

We have certain contingent liabilities that are not accrued in our balance sheets in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.

Amounts Reflected in Balance Sheet

We have certain financial instruments representing potential commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds and letters of credit themselves.

We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and non-qualified pension and postretirement healthcare liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities.

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

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2007. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. In addition, we have guarantees under certain operating leases, amounting to $17 million as of May 31, 2007, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Although some of these leased assets may have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a complex, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and new or better information.

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

As discussed in the notes to our financial statements and previously in this MD&A, we are required to adopt new accounting rules for income taxes under FIN 48, commencing in 2008. While the adoption of FIN 48 will not have a material effect on our financial statements, its application substantially increases the sensitivities of the estimation process used in the accounting and reporting for tax contingencies. Therefore, we will add a “Contingencies, including Income Taxes” category to our critical accounting estimates in the first quarter of 2008.

Over the past several years, we have substantially improved and automated the rating and billing processes for our package businesses. As a result, our experience with invoice corrections and bad debts has improved markedly, as has the accuracy of our revenue estimates for shipments not yet billed at period end. Therefore, substantially less judgment is required in the reporting of revenue and we have concluded that revenue recognition will no longer be considered a critical accounting estimate commencing in 2008.

RETIREMENT PLANS

Overview.  We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. The accounting for pension and healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plan.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2007	2006	2005

U.S. domestic pension plans	$442	$400	$337
International pension and defined contribution plans	49	45	41
U.S. domestic defined contribution plans	152	147	136
Retiree healthcare plans	55	73	68

	$698	$665	$582

The determination of our annual retirement plans cost is highly sensitive to changes in the assumptions discussed above because we have a large active workforce, a significant amount of assets in the pension plans, and the payout of benefits will occur over an extended period in the future. Total retirement plans cost increased approximately $33 million in 2007, $83 million in 2006 and $37 million in 2005, primarily due to changes to these assumptions.

In February 2007, we announced changes to modernize certain of our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 will be automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay. Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula will be capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These changes will not affect the benefits of current retirees.

Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service and interest on the notional account balance. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury index, with a minimum rate of 4% or the one-year Treasury Constant Maturities rate and a maximum rate based on the average 30-year Treasury rate.

Under the new programs, we expect the long-term costs and funding for our retirement plans will approximate those under the current design. However, we expect that the costs of our retirement plans will become more predictable, as we reduce highly volatile pension costs in favor of more predictable 401(k) costs associated with our matching contributions. These retirement plan changes were contemplated in our February 28, 2007 actuarial measurement and reduced the impact on shareholders’ equity of adopting SFAS 158 by $1 billion. Because it will take several years to fully implement the increases to our 401(k) plan contributions, we will realize a net retirement plans cost reduction in the near term from these changes.

Retirement plans cost in 2008 is expected to be approximately $615 million, a decrease of $83 million from 2007. This expected decrease in cost is due to the retirement plan design changes described above, which will be partially offset by changes in assumptions related to plan asset rate of return, mortality, benefit age for deferred vested participants and pilot-specific benefit formula and salary increases. Retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements.

As part of our strategy to manage future pension costs and net funded status volatility, we are also in the process of re-evaluating our pension investment strategy. We have decided to move certain equity investments out of actively managed funds and into index funds. Also, we are currently evaluating the mix of investments between equities and fixed income securities, whose cash flows will more closely align with the cash flows of our pension obligations. Based on these considerations, we have reduced our estimated long-term rate of return on plan assets from 9.1% to 8.5% for 2008.

Pension Cost.  Of all of our retirement plans, our largest qualified U.S. domestic pension plan is the most significant and subjective. The components of pension cost for all pension plans recognized in our income statements are as follows (in millions):

	2007	2006	2005

Service cost	$540	$473	$417
Interest cost	707	642	579
Expected return on plan assets	(930)	(811)	(707)
Recognized actuarial losses and other	150	121	72

	$467	$425	$361

Following is a discussion of the key estimates we consider in determining our pension costs:

Discount Rate.  This is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation, or PBO) to their net present value. The discount rate is determined each year at the plan measurement date (February 28) and affects the succeeding year’s pension cost. A decrease in the discount rate increases pension expense.

This assumption is highly sensitive, as the following table illustrates:

	Discount	Sensitivity (in millions)(2)
	Rate(1)	Expense	PBO

2008	n/a	$2.1	n/a
2007	6.012%	2.5	$19
2006	5.912%	2.1	21
2005	6.285%	1.8	16

(1)	The discount rate in effect at the end of a given fiscal year affects the current year’s projected benefit obligation (PBO) and the succeeding year’s pension expense.

(2)	Sensitivities show the impact on expense and the PBO of a one-basis-point change in the discount rate.

We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. This bond modeling technique allows for the use of non-callable and make-whole bonds that meet certain screening criteria to ensure that the selected bonds with a call feature have a low probability of being called. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve. The trend of declines in the discount rate negatively affected our primary domestic pension plan expense by $89 million in 2007, $101 million in 2006 and $32 million in 2005. Pension costs will be favorably affected in 2008 by approximately $27 million due to the slight increase in the discount rate.

Plan Assets.  Pension plan assets are invested primarily in listed securities. Our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. At February 28, 2007, with approximately $11.3 billion of plan assets, a one-basis-point change in this assumption for our domestic pension plans affects pension cost by approximately $1.1 million. We have assumed an 8.5% compound geometric long-term rate of return on our principal U.S. domestic pension plan assets for 2008, down from 9.1% in 2007, as discussed above.

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

As noted above, we have refined our investment strategy and lowered the long-term rate of return for 2008. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The following table summarizes our current asset allocation strategy:

	Percent of Plan Assets at Measurement Date
	2007		2006
Asset Class	Actual	Target	Actual	Target

Domestic equities	52%	53%	54%	53%
International equities	21	17	20	17
Private equities	3	5	3	5

Total equities	76	75	77	75
Long duration fixed income securities	15	15	14	15
Other fixed income securities	9	10	9	10

	100%	100%	100%	100%

The actual historical return on our U.S. pension plan assets, calculated on a compound geometric basis, was 9.8%, net of investment manager fees, for the 15-year period ended February 28, 2007. In addition, our actual return on plan assets exceeded the estimated return in each of the past four fiscal years.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases). Another method used in practice applies the market value of plan assets at the measurement date. The application of the calculated-value method equaled the result from applying the market-value method for 2005 through 2007.

Salary Increases.  The assumed future increase in salaries and wages is also a key estimate in determining pension cost. Generally, we correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (since most incentive compensation is a component of pensionable wages). Our average future salary increases based on age and years of service were 3.46% for 2007 and 3.15% for 2006 and 2005. Future salary increases are estimated to be 4.47% for our 2008 pension costs, reflecting the impact of the modernization of our retirement plans (discussed above). In the future, a one-basis-point across-the-board change in the rate of estimated future salary increases will have an immaterial impact on our pension costs.

Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2007(1)		2006

Funded Status of Plans:
Projected benefit obligation (PBO)	$12,209		$12,153
Fair value of plan assets	11,506		10,130

PBO in excess of plan assets	(703)		(2,023)
Unrecognized actuarial losses and other	22	(2)	3,119 (3)

Net amount recognized	$(681)		$1,096

Components of Amounts Included in Balance Sheets:
Prepaid pension cost	$—	(4)	$1,349
Noncurrent pension assets	1		—
Current pension, postretirement healthcare and other benefit obligations	(24)		—
Accrued pension liability	—	(4)	(253)
Minimum pension liability	—	(4)	(122)
Noncurrent pension, postretirement healthcare and other benefit obligations	(658)		—
Accumulated other comprehensive income	—	(4)	112
Intangible asset and other	—	(4)	10

Net amount recognized	$(681)		$1,096

Cash Amounts:
Cash contributions during the year	$524		$492
Benefit payments during the year	$261		$228

(1)	Incorporates the provisions of SFAS 158 adopted on May 31, 2007.

(2)	Amounts for 2007 represent only employer contributions after measurement date, as unrecognized net actuarial loss, unamortized prior service cost and unrecognized net transition amount were not applicable in 2007 due to adoption of SFAS 158.

(3)	Amounts for 2006 consist of unrecognized net actuarial loss, unamortized prior service cost, unrecognized net transition amount and employer contributions after measurement date.

(4)	Not applicable for 2007 due to adoption of SFAS 158.

The funded status of the plans reflects a snapshot of the state of our long-term pension liabilities at the plan measurement date. Our plans remain adequately funded to provide benefits to our employees as they come due and current benefit payments are nominal compared to our total plan assets (benefit payments for 2007 were approximately 2% of plan assets). As described previously in this MD&A, the adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity in accumulated other comprehensive income from the elimination of our prepaid pension asset of $1.4 billion and an increase in other postretirement benefit liabilities of $120 million, net of tax. Under SFAS 158 we are required to recognize the funded status of the PBO and cannot defer actuarial gains and losses even though such items continue to be deferred for the determination of pension expense.

We made tax-deductible voluntary contributions of $482 million in 2007 and $456 million in 2006 to our qualified U.S. domestic pension plans. We expect approximately $10 million of contributions to such plans to be legally required in 2008, and we currently expect to make tax-deductible voluntary contributions to our qualified plans in 2008 at levels approximating those in 2007.

Cumulative unrecognized actuarial losses for pension plans expense determination were approximately $3.3 billion through February 28, 2007, compared to $3.0 billion at February 28, 2006. These unrecognized losses primarily reflect the declining discount rate from 2002 through 2006 and other changes in assumptions. A portion is also attributable to the differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected U.S. domestic plan pension expense for 2008 includes $162 million of amortization of these actuarial losses versus $136 million in 2007, $107 million in 2006 and $60 million in 2005.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At May 31, 2007 there were approximately $1.3 billion of self-insurance accruals reflected in our balance sheet ($1.2 billion at May 31, 2006). In 2007 approximately 41% of these accruals were classified as current liabilities and in 2006 approximately 43% of self-insurance accruals were classified as current liabilities.

The measurement of these costs requires the consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported, on a quarterly basis for material accruals. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Historically, it has been infrequent that incurred claims exceeded our self-insured limits. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments based on historical development factors.

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

LONG-LIVED ASSETS

Property and Equipment.  Our key businesses are capital intensive, with more than 53% of our total assets invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred. However, consistent with industry practice, we capitalize certain aircraft-related major maintenance costs on one of our aircraft fleet types and amortize these costs over their estimated service lives.

The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 18 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on operating equipment have not been material (typically less than $15 million annually). However, such amounts may differ materially in the future due to technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. In addition, aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $71 million at May 31, 2007 and $208 million at May 31, 2006. We plan to modify these assets in the future to place them into operation.

The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values when the decision is made to dispose of the asset and certain other criteria are met. There were no material asset impairment charges recognized in 2007, 2006 or 2005.

Leases.  We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 to the accompanying consolidated financial statements, at May 31, 2007 we had approximately $13 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2007 was approximately seven years.

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

Goodwill.  We have approximately $3.5 billion of goodwill in our balance sheet resulting from business acquisitions. Our business acquisitions in 2007 contributed approximately $670 million in goodwill, as follows:

		Goodwill
Segment	Acquisition	(in millions)

FedEx Express	DTW Group	$348
FedEx Express	ANC	168
FedEx Freight	FedEx National LTL	121
FedEx Express	Other	33

		$670

The annual evaluation of goodwill impairment requires the use of estimates and assumptions to determine the fair value of our reporting units using a discounted cash flow methodology, such as: revenue growth rates; operating margins; discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Each year, independent of our goodwill impairment test, we update our weighted-average cost of capital calculation and perform a long-range planning analysis to project expected results of operations. Using this data, we complete a separate fair-value analysis for each of our reporting units. Changes in forecasted operations and other assumptions could materially affect these estimates. We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. We performed our annual impairment tests in the fourth quarter of 2007. Because the fair value of each of our reporting units exceeded its carrying value, including goodwill, no additional testing or impairment charge was necessary.

Intangible Asset with an Indefinite Life.  We have an intangible asset of $567 million associated with the Kinko’s trade name. This intangible asset is not amortized because it has an indefinite remaining useful life. We must review this asset for impairment on at least an annual basis. This annual evaluation requires the use of estimates about the future cash flows attributable to the Kinko’s trade name to determine the estimated fair value of the trade name. Changes in forecasted operations and changes in discount rates can materially affect this estimate. However, once an impairment of this intangible asset has been recorded, it cannot be reversed. We performed our annual impairment test in the fourth quarter of 2007. Because the fair value of the trade name exceeded its carrying value, no impairment charge was necessary.

While FedEx Kinko’s experienced a slight revenue decline in 2007 and decreased profitability in 2007 and 2006, we believe that our long-term growth and expansion strategies support our fair value conclusions. For both goodwill and recorded intangible assets at FedEx Kinko’s, the recoverability of these amounts is dependent on execution of key initiatives related to revenue growth, location expansion and improved profitability.

REVENUE RECOGNITION

Historically, the policies adopted to recognize revenue have been deemed critical because an understanding of the accounting applied in this area is fundamental to assessing our overall financial performance and because revenue and revenue growth are key measures of financial performance in the marketplace. Revenue recognition will no longer be considered a critical accounting estimate category for 2008 due to the improvements we have made in our rating and billing processes, which have significantly reduced the level of management judgment applied in these areas.

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

We recognize revenue upon delivery of shipments for our transportation businesses and upon completion of services for our business services, logistics and trade services businesses. Transportation industry practice includes four acceptable methods for revenue recognition for shipments in process at the end of an accounting period, two of which are predominant: (1) recognize all revenue and the related delivery costs when shipments are delivered or (2) recognize a portion of the revenue earned for shipments that have been picked up but not yet delivered at period end and accrue delivery costs as incurred. We use the second method and recognize the portion of revenue earned at the balance sheet date for shipments in transit and accrue all delivery costs as incurred. We believe this accounting policy effectively and consistently matches revenue with expenses and recognizes liabilities as incurred.

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

Shipments in Process.  Because the majority of our shipments have short cycle times, less than 5% of a total month’s revenue is typically in transit at the end of a period. We periodically perform studies to measure the percentage of completion for shipments in process. At month end, we estimate the amount of revenue earned on shipments in process based on actual shipments picked up, the scheduled day of delivery, the day of the week on which the month ends (which affects the percentage of completion) and current trends in our average price for the respective services. We believe these estimates provide a reasonable approximation of the actual revenue earned at the end of a period.

Future Adjustments to Revenue and Accounts Receivable.  In the transportation industry, pricing that is put in place may be subsequently adjusted due to continued negotiation of contract terms, earned discounts triggered by certain shipment volume thresholds, and/or no-fee money-back guarantee refunds caused by on-time service failures. We account for estimated future revenue adjustments through a reserve against accounts receivable that takes into consideration historical experience and current trends. For 2007, 2006 and 2005, revenue adjustments as a percentage of total revenue averaged approximately 1%. Due to our reliable on-time service, close communication with customers, strong revenue systems and minimal volume discounts in place, we have maintained a consistently low revenue adjustment percentage. A one-basis-point change in the revenue adjustment percentage would increase or decrease revenue adjustments by approximately $2 million. While write-offs related to bad debts do occur from time to time, they are small compared to our total revenue and accounts receivable balances due to the small value of individual shipping transactions spread over a large customer base, our short credit terms and our strong credit and collection practices. Bad debt expense associated with credit losses has averaged approximately 0.3% in 2007, 0.4% in 2006 and 0.3% in 2005 of total revenue and reflects our strong credit management processes.

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

We rely heavily on technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers.  Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. Any disruption to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, could adversely impact our customer service and our volumes and revenues and result in increased costs. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruptions and the resulting adverse effect on our operations and financial results.

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

We face intense competition.  The transportation and business services markets are both highly competitive and sensitive to price and service. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, our competitors determine the charges for their services. If the pricing environment becomes irrational, it could limit our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share. In addition, maintaining a broad portfolio of services is important to keeping and attracting customers. While we believe we compete effectively through our current service offerings, if our competitors offer a broader range of services or more effectively bundle their services, it could impede our ability to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer.  Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, during 2007 we acquired the LTL freight operations of Watkins Motor Lines (renamed FedEx National LTL) and made strategic acquisitions in China, the United Kingdom and India. While we expect these acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all. We acquired FedEx Kinko’s in February 2004 to expand our portfolio of business services and enhance our ability to provide package-shipping services to small- and medium-sized business customers through its network of retail locations. However, FedEx Kinko’s financial performance has not yet met our expectations. Accordingly, we have undertaken key initiatives at FedEx Kinko’s relating to revenue growth, network expansion and improved profitability. There can be no assurance that our acquisitions will be successful or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

Our transportation businesses may be impacted by the price and availability of fuel.  We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been successful in mitigating the impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks.

FedEx Ground relies on owner-operators to conduct its operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged.  FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers. We are involved in numerous purported class-action lawsuits and other proceedings, however, that claim that these owner-operators should be treated as employees and not independent contractors. We expect to incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We strongly believe that the owner-operators are properly classified as independent contractors and that we will prevail in our defense. However, adverse determinations in these matters could, among other things, entitle some of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. Moreover, if FedEx Ground is compelled to convert its independent contractors to employees, our operating costs could increase and we could incur significant capital outlays.

Increased security requirements could impose substantial costs on us, especially at FedEx Express.  As a result of concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in May 2006, the U.S. Transportation Security

Administration (“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we have filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.

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

We are also subject to risks and uncertainties that affect many other businesses, including:

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including tax, accounting, labor or environmental rules;

•	our ability to manage our cost structure for capital expenditures and operating expenses and match them to shifting customer volume levels;

•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, Great Britain pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour claims, and any other legal proceedings;

•	the impact of technology developments on our operations and on demand for our services (for example, the impact that low-cost home copiers and printers are having on demand for FedEx Kinko’s copy services);

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations.

We are directly affected by the state of the economy.  While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook (including segment outlooks),” “Liquidity,” “Capital Resources,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “Retirement Plans” note to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and a properly staffed, professional internal audit department. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct deficiencies identified. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and our staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report concurring with management’s assessment, which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FedEx Corporation maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FedEx Corporation maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2007 and 2006, and related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2007 of FedEx Corporation and our report dated July 9, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Memphis, Tennessee
July 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” and effective May 31, 2007 the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FedEx Corporation’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 9, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Memphis, Tennessee
July 9, 2007

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	May 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$1,569	$1,937
Receivables, less allowances of $136 and $144	3,942	3,516
Spare parts, supplies and fuel, less allowances of $156 and $150	338	308
Deferred income taxes	536	539
Prepaid expenses and other	244	164

Total current assets	6,629	6,464
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	9,593	8,611
Package handling and ground support equipment	3,889	3,558
Computer and electronic equipment	4,685	4,331
Vehicles	2,561	2,203
Facilities and other	6,362	5,371

	27,090	24,074
Less accumulated depreciation and amortization	14,454	13,304

Net property and equipment	12,636	10,770
OTHER LONG-TERM ASSETS
Goodwill	3,497	2,825
Prepaid pension cost	—	1,349
Intangible and other assets	1,238	1,282

Total other long-term assets	4,735	5,456

	$24,000	$22,690

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	May 31,
	2007	2006

CURRENT LIABILITIES
Current portion of long-term debt	$639	$850
Accrued salaries and employee benefits	1,354	1,325
Accounts payable	2,016	1,908
Accrued expenses	1,419	1,390

Total current liabilities	5,428	5,473
LONG-TERM DEBT, LESS CURRENT PORTION	2,007	1,592
OTHER LONG-TERM LIABILITIES
Deferred income taxes	897	1,367
Pension, postretirement healthcare and other benefit obligations	1,164	944
Self-insurance accruals	759	692
Deferred lease obligations	655	658
Deferred gains, principally related to aircraft transactions	343	373
Other liabilities	91	80

Total other long-term liabilities	3,909	4,114
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 308 million shares issued for 2007 and 306 million shares issued for 2006	31	31
Additional paid-in capital	1,689	1,438
Retained earnings	11,970	10,068
Accumulated other comprehensive loss	(1,030)	(24)
Treasury stock	(4)	(2)

Total common stockholders’ investment	12,656	11,511

	$24,000	$22,690

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended May 31,
	2007	2006	2005

REVENUES	$35,214	$32,294	$29,363
OPERATING EXPENSES:
Salaries and employee benefits	13,740	12,571	11,963
Purchased transportation	3,873	3,251	2,935
Rentals and landing fees	2,343	2,390	2,299
Depreciation and amortization	1,742	1,550	1,462
Fuel	3,533	3,256	2,317
Maintenance and repairs	1,952	1,777	1,695
Other	4,755	4,485	4,221

	31,938	29,280	26,892

OPERATING INCOME	3,276	3,014	2,471
OTHER INCOME (EXPENSE):
Interest expense	(136)	(142)	(160)
Interest income	83	38	21
Other, net	(8)	(11)	(19)

	(61)	(115)	(158)

INCOME BEFORE INCOME TAXES	3,215	2,899	2,313
PROVISION FOR INCOME TAXES	1,199	1,093	864

NET INCOME	$2,016	$1,806	$1,449

BASIC EARNINGS PER COMMON SHARE	$6.57	$5.94	$4.81

DILUTED EARNINGS PER COMMON SHARE	$6.48	$5.83	$4.72

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended May 31,
	2007	2006	2005

OPERATING ACTIVITIES
Net income	$2,016	$1,806	$1,449
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,742	1,548	1,462
Provision for uncollectible accounts	106	121	101
Deferred income taxes and other noncash items	37	159	40
Lease accounting charge	—	79	—
Excess tax benefits on the exercise of stock options	—	62	36
Stock-based compensation	103	37	32
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Receivables	(323)	(319)	(235)
Other current assets	(85)	(38)	(26)
Pension assets and liabilities, net	(69)	(71)	(118)
Accounts payable and other operating liabilities	66	346	365
Other, net	(30)	(54)	11

Cash provided by operating activities	3,563	3,676	3,117
INVESTING ACTIVITIES
Capital expenditures	(2,882)	(2,518)	(2,236)
Business acquisitions, net of cash acquired	(1,310)	—	(122)
Proceeds from asset dispositions	68	64	12
Other, net	—	—	(2)

Cash used in investing activities	(4,124)	(2,454)	(2,348)
FINANCING ACTIVITIES
Principal payments on debt	(906)	(369)	(791)
Proceeds from debt issuances	1,054	—	—
Proceeds from stock issuances	115	144	99
Excess tax benefits on the exercise of stock options	45	—	—
Dividends paid	(110)	(97)	(84)
Other, net	(5)	(2)	—

Cash provided by (used in) financing activities	193	(324)	(776)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(368)	898	(7)
Cash and cash equivalents at beginning of period	1,937	1,039	1,046

Cash and cash equivalents at end of period	$1,569	$1,937	$1,039

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balance at May 31, 2004	$30	$1,051	$7,001	$(46)	$—	$8,036
Net income	—	—	1,449	—	—	1,449
Foreign currency translation adjustment, net of deferred taxes of $5	—	—	—	27	—	27
Minimum pension liability adjustment, net of deferred taxes of $1	—	—	—	2	—	2

Total comprehensive income						1,478

Cash dividends declared ($0.29 per share)	—	—	(87)	—	—	(87)
Employee incentive plans and other (2,767,257 shares issued)	—	162	—	—	(1)	161

Balance at May 31, 2005	30	1,213	8,363	(17)	(1)	9,588
Net income	—	—	1,806	—	—	1,806
Foreign currency translation adjustment, net of deferred taxes of $3	—	—	—	29	—	29
Minimum pension liability adjustment, net of deferred taxes of $24	—	—	—	(36)	—	(36)

Total comprehensive income						1,799

Cash dividends declared ($0.33 per share)	—	—	(101)	—	—	(101)
Employee incentive plans and other (3,579,766 shares issued)	1	225	—	—	(1)	225

Balance at May 31, 2006	31	1,438	10,068	(24)	(2)	11,511
Net income	—	—	2,016	—	—	2,016
Foreign currency translation adjustment, net of deferred taxes of $8	—	—	—	26	—	26
Minimum pension liability adjustment, net of deferred taxes of $24	—	—	—	(50)	—	(50)

Total comprehensive income						1,992

Retirement plans adjustment in connection with the adoption of SFAS 158, net of deferred taxes of $582	—	—	—	(982)	—	(982)
Cash dividends declared ($0.37 per share)	—	—	(114)	—	—	(114)
Employee incentive plans and other (2,508,850 shares issued)	—	251	—	—	(2)	249

Balance at May 31, 2007	$31	$1,689	$11,970	$(1,030)	$(4)	$12,656

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS.  FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These operating companies are primarily represented by Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services; and FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), a leading provider of document solutions and business services. These companies represent our major service lines and form the core of our reportable segments.

Other business units in the FedEx portfolio are FedEx Trade Networks, Inc. (“FedEx Trade Networks”), a global trade services company; FedEx SmartPost, Inc. (“FedEx SmartPost”), a small-parcel consolidator; FedEx Global Supply Chain Services, Inc. (“FedEx Supply Chain Services”), a contract logistics provider; FedEx Custom Critical, Inc. (“FedEx Custom Critical”), a critical-shipment carrier; Caribbean Transportation Services, Inc. (“Caribbean Transportation Services”), a provider of airfreight forwarding services, and FedEx Corporate Services, Inc. (“FedEx Services”), a provider of customer-facing sales, marketing and information technology functions, primarily for FedEx Express and FedEx Ground.

FISCAL YEARS.  Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2007 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION.  The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION.  We recognize revenue upon delivery of shipments for our transportation businesses and upon completion of services for our business services, logistics and trade services businesses. Certain of our transportation services are provided with the use of independent contractors. FedEx is the principal to the transaction in most instances and in those cases revenue from these transactions is recognized on a gross basis. Costs associated with independent contractor settlements are recognized as incurred and included in the caption “Purchased transportation” in the accompanying consolidated statements of income. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

Our contract logistics, global trade services and certain transportation businesses engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions, and taxes and duties. These amounts are not material.

Certain of our revenue-producing transactions are subject to taxes assessed by governmental authorities, such as sales tax. We present these taxes on a net basis.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVERTISING.  Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $406 million in 2007, $376 million in 2006 and $326 million in 2005.

CASH EQUIVALENTS.  Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL.  Spare parts (principally aircraft related) are reported at weighted-average cost. Supplies and fuel are reported at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.

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

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is generally computed using accelerated methods. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value
		at May 31,
	Range	2007	2006

Wide-body aircraft and related equipment	15 to 25 years	$5,391	$4,669
Narrow-body and feeder aircraft and related equipment	5 to 15 years	352	369
Package handling and ground support equipment	2 to 30 years	1,420	1,255
Computer and electronic equipment	2 to 10 years	1,021	928
Vehicles	3 to 15 years	957	743
Facilities and other	2 to 40 years	3,495	2,806

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.7 billion in 2007, $1.5 billion in 2006 and $1.4 billion in 2005. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST.  Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $34 million in 2007, $33 million in 2006 and $22 million in 2005.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. We operate integrated transportation networks, and accordingly, cash flows cannot be associated with an individual asset for our analysis of impairment.

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

INTANGIBLE ASSETS.  Amortizable intangible assets include customer relationships, technology assets and contract-based intangibles acquired in business combinations. Amortizable intangible assets are amortized over periods ranging from 2 to 15 years, either on a straight-line basis or an accelerated basis depending upon the pattern in which the economic benefits are realized. Our only non-amortizing intangible asset is the Kinko’s trade name. Non-amortizing intangibles are reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS.  On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other Financial Accounting Standards Board (“FASB”) Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits existing at the time of adoption. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009). The impact of adopting the measurement date provision on our financial statements will depend on the funded status of the plans at the date of adoption.

The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through AOCI. Under SFAS 158, we were required to write off our prepaid pension asset of $1.4 billion and increase our pension and other post-retirement benefit liabilities by $120 million. These adjustments, net of deferred taxes of $582 million, were required to recognize the unfunded projected benefit obligation in our balance sheet. SFAS 158 has no impact on the determination of expense for our pension and other postretirement benefit plans.

In February 2007, we announced changes to modernize certain of our retirement programs over the next two fiscal years. Effective May 31, 2008, all benefits previously accrued under our primary pension plans using a traditional pension benefit formula will be capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account (as described in Note 12). These retirement plan changes were contemplated in our February 28, 2007 actuarial measurement. These changes will not affect the benefits of current retirees.

Currently, our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, rate of return, salary increases, expected retirement, mortality, employee

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.

INCOME TAXES.  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and such taxes associated with these earnings are not material. Pretax earnings of foreign operations were approximately $648 million in 2007, $606 million in 2006 and $636 million in 2005, which represent only a portion of total results associated with international shipments.

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

LEASES.  We lease certain aircraft, facilities, equipment and vehicles under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage principally related to aircraft leases at FedEx Express and copier usage at FedEx Kinko’s. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Intangible and other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.

DEFERRED GAINS.  Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains are related to aircraft transactions.

FOREIGN CURRENCY TRANSLATION.  Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income. Cumulative net foreign currency translation gains in accumulated other comprehensive loss were $69 million at May 31, 2007, $43 million at May 31, 2006 and $14 million at May 31, 2005.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AIRLINE STABILIZATION ACT CHARGE.  In 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act. We recorded a charge of $48 million in 2005, representing the repayment of $29 million that we had previously received and the write-off of a $19 million receivable that we concluded was no longer collectible.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  The pilots of FedEx Express, which represent a small number of our total employees, are employed under a collective bargaining agreement. In October 2006, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation. The effect of this new agreement on second quarter 2007 net income was approximately $78 million after tax, or $0.25 per diluted share.

STOCK-BASED COMPENSATION.  On June 1, 2006, we adopted the provisions of SFAS 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, we applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of our common stock at the date of grant.

We adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.

Our total share-based compensation expense was $103 million in 2007, $37 million in 2006 and $32 million in 2005. The impact of adopting SFAS 123R for the year ended May 31, 2007 was approximately $71 million ($52 million, net of tax), or $0.17 per basic and diluted share.

Stock option compensation expense, pro forma net income and basic and diluted earnings per common share, if determined under SFAS 123 at fair value using the Black-Scholes method, would have been as follows (in millions, except for per share amounts) for the years ended May 31:

	2006	2005

Net income, as reported	$1,806	$1,449
Add: Stock option compensation included in reported net income, net of tax	5	4
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of tax benefit	46	40

Pro forma net income	$1,765	$1,413

Earnings per common share:
Basic — as reported	$5.94	$4.81

Basic — pro forma	$5.81	$4.69

Diluted — as reported	$5.83	$4.72

Diluted — pro forma	$5.70	$4.60

DIVIDENDS DECLARED PER COMMON SHARE.  On May 25, 2007, our Board of Directors declared a dividend of $0.10 per share of common stock. The dividend was paid on July 2, 2007 to stockholders of

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record as of the close of business on June 11, 2007. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

USE OF ESTIMATES.  The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; obsolescence of spare parts; contingent liabilities; and impairment assessments on long-lived assets (including goodwill and indefinite lived intangible assets).

NOTE 2:	RECENT ACCOUNTING PRONOUNCEMENTS

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements, which were issued or became effective for us during 2007, are relevant to the readers of our financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for FedEx in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation.

NOTE 3:	BUSINESS COMBINATIONS

On September 3, 2006, we acquired the assets and assumed certain obligations of the LTL operations of Watkins Motor Lines (“Watkins”), a privately held company, and certain affiliates for $787 million in cash. Watkins, a leading provider of long-haul LTL services, was renamed FedEx National LTL and meaningfully extends our leadership position in the heavyweight LTL freight sector. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition.

On December 16, 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for $241 million, predominantly in cash. This acquisition allows FedEx Express to better serve the United Kingdom domestic market, which we previously served primarily through independent agents.

On March 1, 2007, FedEx Express acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. This acquisition converts our joint venture with DTW Group into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. Prior to the fourth quarter of 2007, we accounted for our investment in the joint venture under the equity method.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of the ANC and DTW Group acquisitions, as well as other immaterial business acquisitions during 2007, are included in the FedEx Express segment from the date of acquisition. These acquisitions were not material to our results of operations or financial condition. The portion of the purchase price allocated to goodwill and other identified intangible assets for the FedEx National LTL, ANC and DTW Group acquisitions will generally be deductible for U.S. tax purposes over 15 years.

Pro forma results of these acquisitions, individually or in the aggregate, would not differ materially from reported results in any of the periods presented. Our accompanying consolidated balance sheet reflects the following preliminary allocations of the purchase price for the FedEx National LTL, ANC and DTW Group acquisitions (in millions):

	FedEx
	National LTL	ANC	DTW Group

Current assets	$121	$68	$54
Property and equipment	525	20	16
Intangible assets	77	49	17
Goodwill	121	168	348
Other assets	3	2	10
Current liabilities	(60)	(56)	(18)
Long-term liabilities	—	(10)	—

Total purchase price	$787	$241	$427

While the purchase price allocations are substantially complete and we do not expect any material adjustments, we may make adjustments to the purchase price allocations as refinements to estimates are deemed necessary. Our ANC and DTW Group acquisitions included the impact of foreign currency fluctuations from the execution of the purchase agreement to the actual closing date. The impact of these foreign currency fluctuations was immaterial to these transactions.

The intangible assets acquired in the FedEx National LTL and ANC acquisitions consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of seven years for FedEx National LTL and up to 12 years for ANC, with the majority of the amortization recognized during the first four years. The intangible assets acquired in the DTW Group acquisition relate to the reacquired rights for the use of certain FedEx technology and service marks. These intangible assets will be amortized over their estimated useful lives of approximately two years.

We paid the purchase price for these acquisitions from available cash balances, which included the net proceeds from our $1 billion senior unsecured debt offering completed during 2007. See Note 6 for further discussion of this debt offering.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 4:	GOODWILL AND INTANGIBLES

The FedEx National LTL, ANC and DTW Group acquisitions, as well as other immaterial business acquisitions during 2007, contributed approximately $670 million in goodwill for the year ended May 31, 2007. The carrying amount of goodwill attributable to each reportable operating segment and changes therein follows (in millions):

		Purchase			Purchase
	May 31,	Adjustments	May 31,	Goodwill	Adjustments	May 31,
	2005	and Other	2006	Acquired	and Other	2007

FedEx Express segment	$528	$2	$530	$549	$9	$1,088
FedEx Ground segment	90	—	90	—	—	90
FedEx Freight segment	666	(10)	656	121	—	777
FedEx Kinko’s segment	1,551	(2)	1,549	—	(7)	1,542

	$2,835	$(10)	$2,825	$670	$2	$3,497

The FedEx National LTL, ANC and DTW Group acquisitions, as well as other immaterial business acquisitions during 2007, contributed approximately $147 million in intangible assets for the year ended May 31, 2007. The components of our intangible assets were as follows (in millions):

	May 31, 2007			May 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Amortizable intangible assets
Customer relationships	$206	$(58)	$148	$77	$(29)	$48
Contract related	79	(62)	17	79	(57)	22
Technology related and other	74	(39)	35	54	(30)	24

Total	$359	$(159)	$200	$210	$(116)	$94

Non-amortizing intangible asset
Kinko’s trade name	$567	$—	$567	$567	$—	$567

The recoverability of the amounts recorded for FedEx Kinko’s goodwill and trade name is dependent on execution of key initiatives related to revenue growth, network expansion and improved profitability.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for intangible assets was $42 million in 2007, $25 million in 2006 and $26 million in 2005. Estimated amortization expense for the next five years is as follows (in millions):

2008	$55
2009	47
2010	35
2011	22
2012	12

NOTE 5:	SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2007	2006

Accrued Salaries and Employee Benefits
Salaries	$283	$236
Employee benefits	599	655
Compensated absences	472	434

	$1,354	$1,325

Accrued Expenses
Self-insurance accruals	$548	$523
Taxes other than income taxes	310	305
Other	561	562

	$1,419	$1,390

NOTE 6:	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts) were as follows (in millions):

	May 31,
	2007	2006

Senior unsecured debt
Interest rate of 7.80%, due in 2007	$—	$200
Interest rate of 2.65%, due in 2007	—	500
Interest rate of three-month LIBOR plus 0.08% (5.44% at May 31, 2007) due in 2008	500	—
Interest rate of 3.50%, due in 2009	500	500
Interest rate of 5.50%, due in 2010	499	—
Interest rate of 7.25%, due in 2011	249	249
Interest rate of 9.65%, due in 2013	300	300
Interest rate of 7.60%, due in 2098	239	239
Other notes, due in 2007	—	18

	2,287	2,006
Capital lease obligations	308	310
Other debt, interest rates of 3.89% to 9.98% due through 2009	51	126

	2,646	2,442
Less current portion	639	850

	$2,007	$1,592

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2007, are as follows (in millions):

2008	$521
2009	530
2010	500
2011	250
2012	—

On August 2, 2006, we filed an updated shelf registration statement with the SEC. The new registration statement does not limit the amount of any future offering. By using this shelf registration statement, we may sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On August 8, 2006, under the new shelf registration statement, we issued $1 billion of senior unsecured debt, comprised of floating-rate notes totaling $500 million due in August 2007 and fixed-rate notes totaling $500 million due in August 2009. The net proceeds were used for working capital and general corporate purposes, including the funding of acquisitions (see Note 3).

From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At May 31, 2007, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.

Long-term debt, exclusive of capital leases, had carrying values of $2.3 billion compared with an estimated fair value of approximately $2.4 billion at May 31, 2007, and $2.1 billion compared with an estimated fair value of $2.2 billion at May 31, 2006. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

Our other debt at May 31, 2006 included $118 million related to leases for two MD-11 aircraft that were consolidated under the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” These assets were held by a separate entity, which was established to lease these aircraft to FedEx Express, and was owned by independent third parties who provide financing through debt and equity participation. FedEx Express purchased these aircraft in March 2007, extinguishing this debt.

We issue other financial instruments in the normal course of business to support our operations. Letters of credit at May 31, 2007 were $694 million. The amount unused under our letter of credit facility totaled approximately $30 million at May 31, 2007. This facility expires in July of 2010. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.

Our capital lease obligations include leases for aircraft and facilities. Our facility leases include leases that guarantee the repayment of certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreement.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7:	LEASES

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2039. We leased approximately 15% of our total aircraft fleet under capital or operating leases as of May 31, 2007. In addition, supplemental aircraft are leased by us under agreements that generally provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2007	2006

Aircraft	$115	$114
Package handling and ground support equipment	165	167
Vehicles	20	34
Other, principally facilities	151	166

	451	481
Less accumulated amortization	306	331

	$145	$150

Rent expense under operating leases was as follows (in millions):

	For Years Ended May 31,
	2007	2006	2005

Minimum rentals	$1,916	$1,919	$1,793
Contingent rentals(1)	241	245	235

	$2,157	$2,164	$2,028

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases at May 31, 2007 is as follows (in millions):

2008	$103
2009	13
2010	97
2011	8
2012	8
Thereafter	137

366
Less amount representing interest	58

Present value of net minimum lease payments	$308

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at May 31, 2007 is as follows (in millions):

	Aircraft and	Facilities and
	Related Equipment	Other	Total

2008	$602	$1,078	$1,680
2009	555	926	1,481
2010	544	753	1,297
2011	526	617	1,143
2012	504	506	1,010
Thereafter	3,430	3,322	6,752

	$6,161	$7,202	$13,363

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2007 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

Our results for 2006 included a noncash charge of $79 million ($49 million after tax or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express. This charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.

NOTE 8:	PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2007, none of these shares had been issued.

NOTE 9:	STOCK-BASED COMPENSATION

We have two types of equity-based compensation: stock options and restricted stock.

STOCK OPTIONS.  Under the provisions of our incentive stock plans, key employees and non-employee directors may be granted options to purchase shares of common stock at a price not less than its fair market value at the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years, with approximately 90% of options granted vesting ratably over four years.

RESTRICTED STOCK.  Under the terms of our incentive stock plans, restricted shares of common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price at the date of award. Compensation related to these awards is recognized as expense over the explicit service period.

For unvested stock options granted prior to June 1, 2006 and all restricted stock awards, the terms of these awards provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the remaining service or

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting period. This post-retirement vesting provision was removed from all stock option awards granted subsequent to May 31, 2006.

VALUATION AND ASSUMPTIONS.  We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the stock price of the award on the grant date. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption in the accompanying consolidated statements of income.

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive. The following table describes each assumption, as well as the results of increases in the various assumptions:

	Change in	Impact on Fair
Assumption	Assumption	Value of Option
Expected life of the option — This is the period of time over which the options granted are expected to remain outstanding. Generally, options granted have a maximum term of 10 years. We examine actual stock option exercises to determine the expected life of the options.	Increase	Increase
Expected volatility — Actual changes in the market value of our stock are used to calculate the volatility assumption. We calculate daily market value changes from the date of grant over a past period equal to the expected life of the options to determine volatility.	Increase	Increase
Risk-free interest rate — This is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the option.	Increase	Increase
Expected dividend yield — This is the annual rate of dividends per share over the exercise price of the option.	Increase	Decrease

Following is a table of the key weighted-average assumptions used in the valuation calculations for the options granted during the years ended May 31:

	2007	2006	2005

Expected lives	5 years	5 years	4 years
Expected volatility	22%	25%	27%
Risk-free interest rate	4.879%	3.794%	3.559%
Dividend yield	0.3023%	0.3229%	0.3215%

The weighted-average Black-Scholes value of our stock option grants using the assumptions indicated above was $31.60 per option in 2007, $25.78 per option in 2006 and $20.37 per option in 2005. The intrinsic value of options exercised was $145 million in 2007, $191 million in 2006 and $126 million in 2005.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock option activity for the year ended May 31, 2007:

	Stock Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(in millions)

Outstanding at June 1, 2006	17,099,526	$60.82

Granted	2,094,873	110.25
Exercised	(2,333,845)	49.55
Forfeited	(270,153)	89.12

Outstanding at May 31, 2007	16,590,401	$68.22	5.9 years	$696

Exercisable	10,418,072	$54.75	4.6 years	$577

Expected to Vest	5,678,543	$90.97	8.0 years	$109

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2007:

	Restricted Stock
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested at June 1, 2006	583,106	$76.97

Granted	175,005	109.90
Vested	(260,821)	69.92
Forfeited	(15,943)	88.69

Unvested at May 31, 2007	481,347	$92.37

During the year ended May 31, 2006, there were 233,939 shares of restricted stock granted with a weighted average fair value of $90.12. During the year ended May 31, 2005, there were 218,273 shares of restricted stock granted with a weighted average fair value of $80.24.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested During	Fair Value
	the Year	(in millions)

2005	3,498,853	$56
2006	3,366,273	59
2007	3,147,642	65

As of May 31, 2007, there was $129 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

At May 31, 2007, there were 7,088,052 shares authorized and available for future grants under our incentive stock plans. The options granted during the year ended May 31, 2007 are primarily related to our principal annual stock option grant in June 2006.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total shares outstanding or available for grant related to equity compensation at May 31, 2007 represented 7.3% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 10:	COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2007	2006	2005

Net income	$2,016	$1,806	$1,449

Weighted-average shares of common stock outstanding	307	304	301
Common equivalent shares:
Assumed exercise of outstanding dilutive options	18	19	18
Less shares repurchased from proceeds of assumed exercise of options	(14)	(13)	(12)

Weighted-average common and common equivalent shares outstanding	311	310	307

Basic earnings per common share	$6.57	$5.94	$4.81

Diluted earnings per common share	$6.48	$5.83	$4.72

We have excluded from the calculation of diluted earnings per share approximately 368,185 antidilutive options for the year ended May 31, 2007, as the exercise price of each of these options was greater than the average market price of our common stock for the period.

NOTE 11:	INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2007	2006	2005
Current provision
Domestic:
Federal	$829	$719	$634
State and local	72	79	65
Foreign	174	132	103

	1,075	930	802

Deferred provision (benefit)
Domestic:
Federal	90	151	67
State and local	27	13	(4)
Foreign	7	(1)	(1)

	124	163	62

	$1,199	$1,093	$864

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2007	2006	2005

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	2.0	2.1	1.7
Other, net	0.3	0.6	0.7

Effective tax rate	37.3%	37.7%	37.4%

Our 2007 tax rate of 37.3% was favorably impacted by the conclusion of various state and federal tax audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China, as described in Note 3. The 37.4% effective tax rate in 2005 was favorably impacted by the reduction of a valuation allowance on foreign tax credits arising from certain of our international operations as a result of the passage of the American Jobs Creation Act of 2004 and by a lower effective state tax rate.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2007		2006
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Property, equipment, leases and intangibles	$328	$1,655	$329	$1,559
Employee benefits	406	53	413	648
Self-insurance accruals	350	—	339	—
Other	346	95	360	78
Net operating loss/credit carryforwards	61	—	64	—
Valuation allowance	(49)	—	(48)	—

	$1,442	$1,803	$1,457	$2,285

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2007	2006

Current deferred tax asset	$536	$539
Non-current deferred tax liability(1)	(897)	(1,367)

	$(361)	$(828)

(1)	The significant reduction in the non-current deferred tax liability in 2007 was primarily related to the impact of our adoption of SFAS 158 discussed in Note 12.

The valuation allowance primarily represents amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2008. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

NOTE 12:	RETIREMENT PLANS

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. The accounting for pension and healthcare plans includes numerous assumptions, such as: discount rates; expected long-term

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plan.

In February 2007, we announced changes to modernize certain of our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 will be automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay. Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula will be capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These retirement plan changes were contemplated in our February 28, 2007 actuarial measurement. These changes will not affect the benefits of current retirees. In addition, these pension plans will be modified to accelerate vesting from five years to three years effective June 1, 2008.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2007	2006	2005

U.S. domestic pension plans	$442	$400	$337
International pension and defined contribution plans	49	45	41
U.S. domestic defined contribution plans	152	147	136
Retiree healthcare plans	55	73	68

	$698	$665	$582

PENSION PLANS.  The largest pension plan covers certain U.S. employees age 21 and over, with at least one year of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either the Portable Pension Account, or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Eligible employees hired after May 31, 2003 accrue benefits exclusively under the Portable Pension Account. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local practice. Where plans are funded, they are in compliance with local laws.

DEFINED CONTRIBUTION PLANS.  Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Expense under these plans was $176 million in 2007, $167 million in 2006 and $153 million in 2005.

POSTRETIREMENT HEALTHCARE PLANS.  Certain of our subsidiaries offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. U.S. employees covered by the principal plan become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Postretirement healthcare benefits are capped at 150% of the 1993 per capita projected employer cost, which has been reached and, therefore, these benefits are not subject to additional future inflation.

NEW ACCOUNTING PRONOUNCEMENT.  As discussed in Note 1, we adopted the recognition and disclosure provisions of SFAS 158 on May 31, 2007. The adoption of SFAS 158 requires recognition in the

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in AOCI of unrecognized gains or losses, prior service costs or credits and transition assets or obligations existing at the time of adoption. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We currently use a February 28 measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31. The requirement to measure plan assets and benefit obligations as of our fiscal year end is effective for FedEx no later than 2009.

As discussed in Note 1, upon adoption of SFAS 158, we recognized assets of $1 million for our overfunded plans and liabilities of $1.2 billion for our underfunded plans in our balance sheet at May 31, 2007. In addition, we eliminated the minimum pension liability balance of $191 million and intangible assets of $3 million related to our plans that had been recorded prior to adoption. The adoption of SFAS 158 did not affect our operating results in the current period and will not have any effect on operating results in future periods. We have presented below the incremental effects of adopting SFAS 158 to our balance sheet for the individual line items impacted from this adoption, as of May 31, 2007 (in millions).

	Prior to Adopting	Effect of Adopting	As Reported Under
	SFAS 158	SFAS 158	SFAS 158

Prepaid pension cost	$1,442	$(1,442)	$—
Intangible and other assets	1,240	(2)	1,238
Accrued salaries and employee benefits	1,300	54	1,354
Minimum pension liability	191	(191)	—
Pension, postretirement healthcare and other benefit obligations	907	257	1,164
Deferred income taxes	1,479	(582)	897
Accumulated other comprehensive loss	(48)	(982)	(1,030)

PENSION PLAN ASSUMPTIONS.  Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.

We currently use a measurement date of February 28 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future. Additional information about our pension plan can be found in the Critical Accounting Estimates section of Management’s Discussion and Analysis.

Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate.

Substantially all plan assets are actively managed. The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with public and private fixed income portfolios, to earn a long-term investment return that meets our pension plan obligations. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average asset allocations for our primary pension plan at February 28 were as follows:

	2007		2006
	Actual	Target	Actual	Target

Domestic equities	52%	53%	54%	53%
International equities	21	17	20	17
Private equities	3	5	3	5

Total equities	76	75	77	75
Long duration fixed income securities	15	15	14	15
Other fixed income securities	9	10	9	10

	100%	100%	100%	100%

Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:

•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;

•	the types of investment classes in which we invest our pension plan assets and the expected compound return we can reasonably expect those investment classes to earn over the next 10 to 15 year time period (or such other time period that may be appropriate); and

•	the investment returns we can reasonably expect our active investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

We review the expected long-term rate of return on an annual basis and revise it as appropriate. As part of our strategy to manage future pension cost and net funded status volatility, we are also in the process of re-evaluating our pension investment strategy. Initially, we have decided to move some equity investments out of actively managed funds and into index funds. Also, we are currently evaluating the mix of investments between equities and fixed income securities, the cash flows of which will more closely align with the cash flows of our pension obligations. Based on these considerations, we will reduce our estimated long-term rate of return on plan assets from 9.1% to 8.5% for 2008.

We periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The studies performed or updated supported the reasonableness of our expected rate of return of 9.1% for 2007, 2006 and 2005. Our actual returns exceeded this assumption in each of the last three years and for the 15-year period ended February 28, 2007.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2007 and a statement of the funded status as of May 31, 2007 and 2006 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2007(1)	2006	2007(1)	2006

Accumulated Benefit Obligation (“ABO”)	$11,559	$10,090

Changes in Projected Benefit Obligation (“PBO”)
Projected benefit obligation at the beginning of year	$12,153	$10,401	$475	$537
Service cost	540	473	31	42
Interest cost	707	642	28	32
Actuarial loss (gain)	590	858	9	(109)
Benefits paid	(261)	(228)	(40)	(39)
Amendments	(1,551)	1	5	—
Other	31	6	17	12

Projected benefit obligation at the end of year	$12,209	$12,153	$525	$475

Change in Plan Assets
Fair value of plan assets at beginning of year	$10,130	$8,826	$—	$—
Actual return on plan assets	1,086	1,034	—	—
Company contributions	524	492	23	27
Benefits paid	(261)	(228)	(40)	(39)
Other	27	6	17	12

Fair value of plan assets at end of year	$11,506	$10,130	$—	$—

Funded Status of the Plans	$(703)	$(2,023)	$(525)	$(475)
Unrecognized net actuarial loss (gain)	— (2)	3,026	— (2)	(110)
Unamortized prior service cost (credit)	— (2)	88	— (2)	(3)
Unrecognized net transition amount	— (2)	(3)	— (2)	—
Employer contributions after measurement date	22	8	4	5

Net amount recognized	$(681)	$1,096	$(521)	$(583)

Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$— (2)	$1,349	$— (2)	$—
Noncurrent pension assets	1	—	—	—
Current pension, postretirement healthcare and other benefit obligations	(24)	—	(30)	—
Accrued benefit liability	— (2)	(253)	— (2)	(583)
Minimum pension liability	— (2)	(122)	— (2)	—
Noncurrent pension, postretirement healthcare and other benefit obligations	(658)	—	(491)	—
Accumulated other comprehensive income	— (2)	112 (3)	— (2)	—
Intangible asset	— (2)	10	— (2)	—

Net amount recognized	$(681)	$1,096	$(521)	$(583)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$3,324		$(97)
Prior service (credit) cost	(1,475)		2
Transition amount	(2)		—

Total	$1,847		$(95)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s net periodic benefit cost:
Net actuarial loss (gain)	$167		$(3)
Prior service credit	(113)		—
Transition amount	(1)		—

Total	$53		$(3)

(1)	Incorporates the provisions of SFAS 158 adopted on May 31, 2007.
(2)	Not applicable for 2007 due to adoption of SFAS 158.
(3)	The minimum pension liability component of Accumulated Other Comprehensive Income for 2006 is shown in the Statement of Changes in Stockholders’ Investment and Comprehensive Income, net of deferred taxes.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension plans included the following components at May 31, 2007 and 2006 (in millions):

			Fair Value of	Funded			Net Amount
	ABO	PBO	Plan Assets	Status	Other(2)		Recognized
2007(1)
Qualified	$10,926	$11,487	$11,300	$(187)	$—		$(187)
Nonqualified	314	326	—	(326)	16	(3)	(310)
International Plans	319	396	206	(190)	6	(3)	(184)

Total	$11,559	$12,209	$11,506	$(703)	$22	(3)	$(681)

2006
Qualified	$9,591	$11,569	$9,969	$(1,600)	$2,932		$1,332
Nonqualified	239	271	—	(271)	123		(148)
International Plans	260	313	161	(152)	64		(88)

Total	$10,090	$12,153	$10,130	$(2,023)	$3,119		$1,096

(1)	Incorporates the provisions of SFAS 158 adopted on May 31, 2007.

(2)	Amounts in “Other” consist of unrecognized net actuarial loss, unamortized prior service cost, unrecognized net transition amount and employer contributions after measurement date.

(3)	Amounts in “Other” for 2007 represent only employer contributions after measurement date, as unrecognized net actuarial loss, unamortized prior service cost and unrecognized net transition amount were not applicable in 2007 due to adoption of SFAS 158.

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

Prior to SFAS 158, the measure of whether a pension plan was underfunded for recognition of a liability under financial accounting requirements was based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheets. With the adoption of SFAS 158, the funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation of the plan.

At May 31, 2007 and 2006, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value
	of Plan Assets
	2007	2006

Pension Benefits
PBO	$12,085	$12,153
Fair Value of Plan Assets	11,381	10,130

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ABO Exceeds the Fair Value of Plan Assets
	2007	2006

Pension Benefits
PBO	$727	$584
ABO	637	498
Fair Value of Plan Assets	206	161

The accumulated postretirement benefit obligation exceeds plan assets for all of our postretirement healthcare plans.

Plan funding is actuarially determined and is subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings or final average earnings and years of service and are funded in accordance with local practice. Where plans are funded, they are in compliance with local laws and income tax regulations. Amounts contributed to these plans are generally not recoverable by us. Although not legally required, we made $482 million in tax-deductible voluntary contributions to our qualified U.S. pension plans in 2007 compared to total tax-deductible voluntary contributions of $456 million in 2006. We expect approximately $10 million of contributions to such plans to be legally required in 2008, and we currently expect to make tax-deductible voluntary contributions in 2008 at levels approximating those in 2007.

We have certain nonqualified defined benefit pension plans that are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. Primarily related to those plans and certain international plans, we have ABOs aggregating approximately $632 million at May 31, 2007 and $499 million at May 31, 2006 and PBOs aggregating approximately $722 million at May 31, 2007 and $584 million at May 31, 2006, with assets of $206 million at May 31, 2007 and $161 million at May 31, 2006. Plans with this funded status resulted in the recognition of a minimum pension liability in our balance sheets prior to adopting SFAS 158. This minimum liability was $122 million at May 31, 2006.

At the end of 2007 and prior to our adoption of SFAS 158, we recorded a minimum pension liability on a plan-by-plan basis for many of our pension plans for the amount by which the ABO exceeded the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan. We subsequently eliminated the minimum pension liability balance and intangible assets related to our plans that had been recorded prior to adoption. The minimum liability eliminated at May 31, 2007 was $191 million.

Net periodic benefit cost for the three years ended May 31 and amounts recognized in other comprehensive income for 2007 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2007	2006	2005	2007	2006	2005

Service cost	$540	$473	$417	$31	$42	$37
Interest cost	707	642	579	28	32	32
Expected return on plan assets	(930)	(811)	(707)	—	—	—
Recognized actuarial losses (gains) and other	150	121	72	(4)	(1)	(1)

	$467	$425	$361	$55	$73	$68

Increases in pension costs from the prior year are primarily the result of changes in discount rate.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average actuarial assumptions for our primary U.S. plans, which comprise substantially all of our projected benefit obligations, are as follows:

				Postretirement
	Pension Plans			Healthcare Plans
	2007	2006	2005	2007	2006	2005

Discount rate	6.012%	5.912%	6.285%	6.084%	6.080%	6.160%
Rate of increase in future compensation levels	4.47	3.46	3.15	—	—	—
Expected long-term rate of return on assets	9.10	9.10	9.10	—	—	—

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans

2008	$303	$30
2009	334	30
2010	407	32
2011	434	34
2012	510	35
2013-2017	3,910	213

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 11% during 2008, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.25% during 2008, decreasing to an annual growth rate of 5% in 2013 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2007 or 2007 benefit expense because the level of these benefits is capped.

NOTE 13:	BUSINESS SEGMENT INFORMATION

Our operations for the periods presented are primarily represented by FedEx Express, FedEx Ground, the FedEx Freight LTL Group and FedEx Kinko’s. These businesses represent our major service lines and form the core of our reportable segments. Other business units in the FedEx portfolio are FedEx Trade Networks, FedEx SmartPost, FedEx Supply Chain Services, FedEx Custom Critical and Caribbean Transportation Services. Management evaluates segment financial performance based on operating income.

As of May 31, 2007, our reportable segments included the following businesses:

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates that we believe approximate fair value and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. FedEx Kinko’s segment revenues include package acceptance revenue, which represents the fee received by FedEx Kinko’s from FedEx Express and FedEx Ground for accepting and handling packages at FedEx Kinko’s locations on behalf of these operating companies. Package acceptance revenue does not include the external revenue associated with the actual shipments. All shipment revenues are reflected in the segment performing the transportation services. Intersegment revenues and expenses are eliminated in the consolidated results and are not separately identified in the following segment information, as the amounts are not material.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Kinko’s	Other and	Consolidated
	Segment	Segment	Segment(1)	Segment	Eliminations	Total

Revenues
2007	$22,681	$6,043	$4,586	$2,040	$(136)	$35,214
2006	21,446	5,306	3,645	2,088	(191)	32,294
2005	19,485	4,680	3,217	2,066	(85)	29,363
Depreciation and amortization
2007	$856	$268	$195	$139	$284	$1,742
2006	805	224	120	148	253	1,550
2005	798	176	102	138	248	1,462
Operating income
2007(2)	$1,955	$813	$463	$45	$—	$3,276
2006(3)	1,767	705	485	57	—	3,014
2005(4)	1,414	604	354	100	(1)	2,471
Segment assets(5)
2007	$15,650	$3,937	$3,150	$2,957	$(1,694)	$24,000
2006	14,673	3,378	2,245	2,941	(547)	22,690
2005	13,130	2,776	2,047	2,987	(536)	20,404

(1)	Includes the operations of FedEx National LTL from the date of acquisition, September 3, 2006.

(2)	FedEx Express operating expenses include a $143 million charge associated with upfront compensation and benefits under the new pilot labor contract.

(3)	Includes a $79 million one-time, noncash charge to adjust the accounting for certain facility leases ($75 million at FedEx Express).

(4)	Includes $48 million related to the Airline Stabilization Act charge.

(5)	Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Kinko’s		Consolidated
	Segment	Segment	Segment	Segment	Other	Total

2007	$1,672	$489	$287	$157	$277	$2,882
2006	1,408	487	274	94	255	2,518
2005	1,195	456	217	152	216	2,236

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2007	2006	2005

FedEx Express segment:
Package:
U.S. overnight box	$6,485	$6,422	$5,969
U.S. overnight envelope	1,990	1,974	1,798
U.S. deferred	2,883	2,853	2,799

Total domestic package revenue	11,358	11,249	10,566
International Priority (IP)(1)	6,722	6,139	5,464

Total package revenue	18,080	17,388	16,030
Freight:
U.S.	2,412	2,218	1,854
International priority freight(1)	1,045	840	670
International airfreight	394	434	381

Total freight revenue	3,851	3,492	2,905
Other(2)	750	566	550

Total FedEx Express segment	22,681	21,446	19,485
FedEx Ground segment	6,043	5,306	4,680
FedEx Freight segment(3)	4,586	3,645	3,217
FedEx Kinko’s segment	2,040	2,088	2,066
Other and Eliminations	(136)	(191)	(85)

	$35,214	$32,294	$29,363

GEOGRAPHICAL INFORMATION(4)
Revenues:
U.S.	$26,132	$24,172	$22,146
International	9,082	8,122	7,217

	$35,214	$32,294	$29,363

Noncurrent assets:
U.S.	$14,191	$13,804	$13,020
International	3,180	2,422	2,115

	$17,371	$16,226	$15,135

(1)	We reclassified certain prior period international priority freight service revenues previously included within IP package revenues to international priority freight revenues to conform to the current period presentation and more precisely present the nature of the services provided.

(2)	Other revenues includes FedEx Trade Networks and our international domestic express businesses, such as ANC, DTW Group and our Canadian domestic express operations.

(3)	Includes the operations of FedEx National LTL from the date of acquisition, September 3, 2006.

(4)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2007	2006	2005

Interest (net of capitalized interest)	$136	$145	$162
Income taxes	1,064	880	824

NOTE 15:	GUARANTEES AND INDEMNIFICATIONS

In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business, we may provide routine indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration and are often not limited. With the exception of residual value guarantees in certain operating leases (described below), a maximum obligation is generally not specified in our guarantees and indemnifications. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no amounts have been recognized in our financial statements for the underlying fair value of these obligations.

We have guarantees under certain operating leases, amounting to $17 million as of May 31, 2007, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. FedEx Express has unconditionally guaranteed $755 million in principal of these bonds (with total future principal and interest payments of approximately $1.1 billion as of May 31, 2007) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2007. The remaining $551 million has been accounted for as operating leases.

NOTE 16:	COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2007 were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total

2008	$482	$150	$650	$1,282
2009	788	157	166	1,111
2010	907	146	97	1,150
2011	640	3	61	704
2012	31	—	55	86
Thereafter	—	—	164	164

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, computers and advertising and promotions contracts.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 (“B757”) aircraft to replace our narrowbody fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable B757 aircraft. As of May 31, 2007, we had entered into agreements to purchase 30 B757 aircraft under this program.

In November 2006, we entered into an agreement to acquire 15 new Boeing 777 Freighter (“B777F”) aircraft and an option to purchase an additional 15 B777F aircraft. In connection with the decision to purchase these aircraft, we cancelled our order of ten Airbus A380-800F aircraft. In March 2007, we entered into a separate settlement agreement with Airbus that, among other things, provides us with credit memoranda applicable to the purchase of goods and services in the future. The net impact of this settlement was immaterial to our 2007 results and was recorded as an operating gain during the fourth quarter of 2007.

Deposits and progress payments of $109 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2007, with the year of expected delivery:

	A300	A310	B757	B777F	Total

2008	9	2	7	—	18
2009	3	—	13	—	16
2010	—	—	4	6	10
2011	—	—	3	9	12
2012	—	—	3	—	3
Thereafter	—	—	—	—	—

Total	12	2	30	15	59

NOTE 17:	CONTINGENCIES

Wage-and-Hour.  We are a defendant in a number of lawsuits filed in federal or California state courts containing various class-action allegations under federal or California wage-and-hour laws. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. We have denied any liability and intend to vigorously defend ourselves. Given the nature and preliminary status of these wage-and-hour claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

Independent Contractor.  FedEx Ground is involved in numerous purported class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. These matters include Estrada v. FedEx Ground, a class action involving single work area contractors that was filed in California state court. Although the trial court granted some of the plaintiffs’ claims for relief in Estrada ($18 million, inclusive of attorney’s fees, plus equitable relief), the appellate court has reversed the trial court’s issuance of equitable relief. The plaintiffs petitioned the California Supreme

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court for a review of the appellate court decision, and that petition was denied. The rest of the appeal is pending.

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

Race Discrimination.  During the fourth quarter of 2007, we settled Satchell v. FedEx Express, a class action lawsuit in California that alleged discrimination by FedEx Express in the Western region of the United States against certain current and former minority employees in pay and promotion. The settlement will require a payment of approximately $55 million by FedEx Express, which is covered by insurance. The court has granted preliminary approval of the settlement, and a hearing is scheduled for August 2007 for the court to consider final approval of the settlement.

Other.  FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

NOTE 18:	RELATED PARTY TRANSACTIONS

Two of our sponsorships of professional sports venues involve related parties. Our Chairman, President and Chief Executive Officer, Frederick W. Smith, currently holds an approximate 10% ownership interest in the National Football League Washington Redskins professional football team (“Redskins”) and is a member of its board of directors. FedEx has a multi-year naming rights agreement with the Redskins granting us certain marketing rights, including the right to name the Redskins’ stadium “FedExField.”

A member of our Board of Directors, J.R. Hyde, III, and his wife together own approximately 13% of HOOPS, L.P. (“HOOPS”), the owner of the NBA Memphis Grizzlies professional basketball team. FedEx has a naming rights agreement with HOOPS granting us certain marketing rights, including the right to name the Grizzlies’ arena “FedEx Forum.” Pursuant to a separate 25-year agreement with HOOPS, the City of Memphis and Shelby County, FedEx has agreed to pay $2.5 million a year for the balance of the term if HOOPS terminates its lease for the arena after 17 years.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19:	SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter	Quarter
(in millions, except per share amounts)

2007
Revenues	$8,545	$8,926	$8,592	$9,151
Operating income	784	839	641	1,012
Net income	475	511	420	610
Basic earnings per common share	1.55	1.67	1.37	1.98
Diluted earnings per common share	1.53	1.64	1.35	1.96

2006
Revenues	$7,707	$8,090	$8,003	$8,494
Operating income	584	790	713	927
Net income	339	471	428	568
Basic earnings per common share	1.12	1.55	1.41	1.86
Diluted earnings per common share	1.10	1.53	1.38	1.82

(1)	Results for the first quarter of 2006 include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express, as described in Note 7.

(2)	Results for the second quarter of 2007 include a $143 million charge at FedEx Express associated with upfront compensation and benefits under the new labor contract with our pilots. Additionally, FedEx National LTL’s financial results have been included from September 3, 2006 (the date of acquisition).

NOTE 20:	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to be exempt from reporting under the Securities Exchange Act of 1934.

The guarantor subsidiaries, which are wholly owned by FedEx, guarantee approximately $1.7 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,212	$124	$233	$—	$1,569
Receivables, less allowances	—	3,083	894	(35)	3,942
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	7	500	75	—	582
Deferred income taxes	—	505	31	—	536

Total current assets	1,219	4,212	1,233	(35)	6,629
PROPERTY AND EQUIPMENT, AT COST	22	24,681	2,387	—	27,090
Less accumulated depreciation and amortization	14	13,422	1,018	—	14,454

Net property and equipment	8	11,259	1,369	—	12,636
INTERCOMPANY RECEIVABLE	—	511	952	(1,463)	—
GOODWILL	—	2,667	830	—	3,497
INVESTMENT IN SUBSIDIARIES	14,588	3,340	—	(17,928)	—
OTHER ASSETS	670	457	755	(644)	1,238

	$16,485	$22,446	$5,139	$(20,070)	$24,000

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$551	$85	$3	$—	$639
Accrued salaries and employee benefits	60	1,079	215	—	1,354
Accounts payable	37	1,563	448	(32)	2,016
Accrued expenses	36	1,197	189	(3)	1,419

Total current liabilities	684	3,924	855	(35)	5,428
LONG-TERM DEBT, LESS CURRENT PORTION	1,248	398	361	—	2,007
INTERCOMPANY PAYABLE	1,463	—	—	(1,463)	—
OTHER LIABILITIES
Deferred income taxes	—	1,262	279	(644)	897
Other liabilities	451	2,445	116	—	3,012

Total other long-term liabilities	451	3,707	395	(644)	3,909
STOCKHOLDERS’ INVESTMENT	12,639	14,417	3,528	(17,928)	12,656

	$16,485	$22,446	$5,139	$(20,070)	$24,000

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,894	$5,671	$(351)	$35,214
OPERATING EXPENSES:
Salaries and employee benefits	103	11,632	2,005	—	13,740
Purchased transportation	—	2,964	944	(35)	3,873
Rentals and landing fees	3	2,082	261	(3)	2,343
Depreciation and amortization	2	1,513	227	—	1,742
Fuel	—	3,317	216	—	3,533
Maintenance and repairs	1	1,830	121	—	1,952
Intercompany charges, net	(193)	(170)	363	—	—
Other	84	4,133	851	(313)	4,755

	—	27,301	4,988	(351)	31,938

OPERATING INCOME	—	2,593	683	—	3,276
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,016	390	—	(2,406)	—
Interest, net	(22)	(29)	(2)	—	(53)
Intercompany charges, net	29	(34)	5	—	—
Other, net	(7)	—	(1)	—	(8)

INCOME BEFORE INCOME TAXES	2,016	2,920	685	(2,406)	3,215
Provision for income taxes	—	971	228	—	1,199

NET INCOME	$2,016	$1,949	$457	$(2,406)	$2,016

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$28,310	$4,325	$(341)	$32,294
OPERATING EXPENSES:
Salaries and employee benefits	81	11,046	1,444	—	12,571
Purchased transportation	—	2,642	627	(18)	3,251
Rentals and landing fees	4	2,163	226	(3)	2,390
Depreciation and amortization	2	1,401	147	—	1,550
Fuel	—	3,128	128	—	3,256
Maintenance and repairs	1	1,709	67	—	1,777
Intercompany charges, net	(164)	(229)	393	—	—
Other	76	4,008	721	(320)	4,485

	—	25,868	3,753	(341)	29,280

OPERATING INCOME	—	2,442	572	—	3,014
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,806	327	—	(2,133)	—
Interest, net	(47)	(57)	—	—	(104)
Intercompany charges, net	55	(78)	23	—	—
Other, net	(8)	(4)	1	—	(11)

INCOME BEFORE INCOME TAXES	1,806	2,630	596	(2,133)	2,899
Provision for income taxes	—	876	217	—	1,093

NET INCOME	$1,806	$1,754	$379	$(2,133)	$1,806

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$25,859	$3,927	$(423)	$29,363
OPERATING EXPENSES:
Salaries and employee benefits	86	10,523	1,354	—	11,963
Purchased transportation	—	2,388	583	(36)	2,935
Rentals and landing fees	3	2,088	211	(3)	2,299
Depreciation and amortization	1	1,324	137	—	1,462
Fuel	—	2,231	86	—	2,317
Maintenance and repairs	1	1,625	69	—	1,695
Intercompany charges, net	(172)	(132)	304	—	—
Other	81	3,804	720	(384)	4,221

	—	23,851	3,464	(423)	26,892

OPERATING INCOME	—	2,008	463	—	2,471
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,449	244	—	(1,693)	—
Interest, net	(79)	(58)	(2)	—	(139)
Intercompany charges, net	90	(98)	8	—	—
Other, net	(11)	(5)	(3)	—	(19)

INCOME BEFORE INCOME TAXES	1,449	2,091	466	(1,693)	2,313
Provision for income taxes	—	695	169	—	864

NET INCOME	$1,449	$1,396	$297	$(1,693)	$1,449

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(57)	$2,741	$879	$—	$3,563
INVESTING ACTIVITIES
Capital expenditures	(1)	(2,631)	(250)	—	(2,882)
Business acquisitions, net of cash acquired	(175)	(36)	(1,099)	—	(1,310)
Proceeds from asset dispositions	—	47	21	—	68

CASH USED IN INVESTING ACTIVITIES	(176)	(2,620)	(1,328)	—	(4,124)
FINANCING ACTIVITIES
Net transfers (to) from Parent	(578)	40	538	—	—
Principal payments on debt	(700)	(206)	—	—	(906)
Proceeds from debt issuance	999	55	—	—	1,054
Proceeds from stock issuances	115	—	—	—	115
Excess tax benefits on the exercise of stock options	45	—	—	—	45
Dividends paid	(110)	—	—	—	(110)
Other, net	(5)	—	—	—	(5)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(234)	(111)	538	—	193

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(467)	10	89	—	(368)
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$1,212	$124	$233	$—	$1,569

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(69)	$3,418	$327	$—	$3,676
INVESTING ACTIVITIES
Capital expenditures	(4)	(2,321)	(193)	—	(2,518)
Proceeds from asset dispositions	—	58	6	—	64

CASH USED IN INVESTING ACTIVITIES	(4)	(2,263)	(187)	—	(2,454)
FINANCING ACTIVITIES
Net transfers (to) from Parent	1,215	(1,073)	(142)	—	—
Principal payments on debt	(250)	(119)	—	—	(369)
Proceeds from stock issuances	144	—	—	—	144
Dividends paid	(97)	—	—	—	(97)
Other, net	(2)	—	—	—	(2)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,010	(1,192)	(142)	—	(324)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	937	(37)	(2)	—	898
Cash and cash equivalents at beginning of period	742	151	146	—	1,039

Cash and cash equivalents at end of period	$1,679	$114	$144	$—	$1,937

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5)	$2,849	$273	$—	$3,117
INVESTING ACTIVITIES
Capital expenditures	(3)	(2,049)	(184)	—	(2,236)
Business acquisitions, net of cash acquired	(122)	—	—	—	(122)
Proceeds from asset dispositions		10	2		12
Other, net	—	(2)	—	—	(2)

CASH USED IN INVESTING ACTIVITIES	(125)	(2,041)	(182)	—	(2,348)
FINANCING ACTIVITIES
Net transfers (to) from Parent	717	(651)	(66)	—	—
Principal payments on debt	(600)	(191)	—	—	(791)
Proceeds from stock issuances	99	—	—	—	99
Dividends paid	(84)	—	—	—	(84)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	132	(842)	(66)	—	(776)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	2	(34)	25	—	(7)
Cash and cash equivalents at beginning of period	740	185	121	—	1,046

Cash and cash equivalents at end of period	$742	$151	$146	$—	$1,039

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES.  While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. At May 31, 2007, we had approximately $500 million of outstanding floating-rate senior unsecured debt issued in August 2006. This floating rate debt matures in August 2007. We have not employed interest rate hedging to mitigate the risks with respect to this borrowing. A hypothetical 10% increase in the interest rate on our outstanding floating-rate debt would not have a material effect on our results of operations. In 2006, we had approximately $118 million of outstanding floating-rate borrowings related to leases for two MD-11 aircraft that were consolidated under the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FedEx Express purchased these aircraft in March 2007, extinguishing this debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $2.4 billion at May 31, 2007 and $2.2 billion at May 31, 2006. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $36 million as of May 31, 2007 and $42 million as of May 31, 2006. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

FOREIGN CURRENCY.  While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, Great Britain pound and Japanese yen. During 2007 and 2006, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2007, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $151 million for 2008 (the comparable amount in the prior year was approximately $135 million). This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2007. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Report.

	2007(1)	2006(2)	2005(3)	2004(4)	2003

Operating Results
Revenues	$35,214	$32,294	$29,363	$24,710	$22,487
Operating income	3,276	3,014	2,471	1,440	1,471
Income before income taxes	3,215	2,899	2,313	1,319	1,338

Net income	$2,016	$1,806	$1,449	$838	$830

Per Share Data
Earnings per share:
Basic	$6.57	$5.94	$4.81	$2.80	$2.79
Diluted	$6.48	$5.83	$4.72	$2.76	$2.74
Average shares of common stock outstanding	307	304	301	299	298
Average common and common equivalent shares outstanding	311	310	307	304	303
Cash dividends declared	$0.37	$0.33	$0.29	$0.29	$0.15
Financial Position
Property and equipment, net	$12,636	$10,770	$9,643	$9,037	$8,700
Total assets	24,000	22,690	20,404	19,134	15,385
Long-term debt, less current portion	2,007	1,592	2,427	2,837	1,709
Common stockholders’ investment	12,656	11,511	9,588	8,036	7,288
Other Operating Data
FedEx Express aircraft fleet	669	671	670	645	643
Average full-time equivalent employees and contractors	238,935	221,677	215,838	195,838	190,918

(1)	Results for 2007 include a $143 million charge at FedEx Express associated with upfront compensation and benefits under the new labor contract with our pilots. See Note 1 to the accompanying consolidated financial statements. Additionally, results for 2007 include several acquisitions from the date of acquisition as described in Note 3 to the accompanying financial statements.

(2)	Results for 2006 include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express. See Note 7 to the accompanying consolidated financial statements.

(3)	Results for 2005 include a $48 million ($31 million, net of tax, or $0.10 per diluted share) Airline Stabilization Act charge at FedEx Express (see Note 1 to the accompanying consolidated financial statements) and a $12 million or $0.04 per diluted share benefit from an income tax adjustment (see Note 11 to the accompanying consolidated financial statements).

(4)	Results for 2004 include $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs and a $37 million, or $0.12 per diluted share, benefit related to a favorable ruling on an aircraft engine maintenance tax case and the reduction of our effective tax rate. Additionally, FedEx Kinko’s financial results have been included from February 12, 2004 (the date of acquisition).

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2007 and 2006, and for each of the three years in the period ended May 31, 2007, and have issued our report thereon dated July 9, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Memphis, Tennessee
July 9, 2007

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2007, 2006, AND 2005
(IN MILLIONS)

		Additions
	Balance		Charged				Balance
	at	Charged	to				at
	Beginning	to Costs	Other				End of
Description	of Year	Expenses	Accounts		Deductions		Year

Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2007	$80	$106	$—		$107	(a)	$79

2006	73	121	—		114	(a)	80

2005	89	101	—		117	(a)	73

Allowance for Revenue Adjustments
2007	$64	$—	$478	(b)	$485	(c)	$57

2006	52	—	489	(b)	477	(c)	64

2005	62	—	406	(b)	416	(c)	52

Inventory Valuation Allowance:
2007	$150	$9	$—		$3		$156

2006	142	10	—		2		150

2005	124	19	—		1		142

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2007	2006	2005	2004	2003

Earnings:
Income before income taxes	$3,215	$2,899	$2,313	$1,319	$1,338
Add back:
Interest expense, net of capitalized interest	136	142	160	136	124
Amortization of debt issuance costs	6	5	6	7	4
Portion of rent expense representative of interest factor	766	842	800	712	713

Earnings as adjusted	$4,123	$3,888	$3,279	$2,174	$2,179

Fixed Charges:
Interest expense, net of capitalized interest	$136	$142	$160	$136	$124
Capitalized interest	34	33	22	11	16
Amortization of debt issuance costs	6	5	6	7	4
Portion of rent expense representative of interest factor	766	842	800	712	713

	$942	$1,022	$988	$866	$857

Ratio of Earnings to Fixed Charges	4.4	3.8	3.3	2.5	2.5

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

Certificate of Incorporation and Bylaws
3.1		Second Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
3.2		Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated March 12, 2007, and incorporated herein by reference.)

Facility Lease Agreements
*10	.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express.
10.2		Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)
10.3		First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
10.4		Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
10.5		Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)
10.6		Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)
10.7		Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.8		Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.9		Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.10		Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
10.11		Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreement
10.12		Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number		Description of Exhibit

U.S. Postal Service Agreement
10.13		Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.14		Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
*10	.15	Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006, as amended, between the United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Financing Agreement
10.16		Five-Year Credit Agreement dated as of July 20, 2005 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.)
FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Management Contracts/Compensatory Plans or Arrangements
10.17		1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY93 Definitive Proxy Statement, Commission File No. 1-7806, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express’s FY94 Annual Report on Form 10-K, and is incorporated herein by reference.)
10.18		Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)
10.19		1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)
10.20		Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.21		1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)
10.22		Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.23	1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)
10.24	2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)
10.25	1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.26	Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.27	2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)
10.28	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.29	Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1997 and 2001 Restricted Stock Plans. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.30	FedEx Corporation Incentive Stock Plan, as amended, and Forms of Stock Option and Restricted Stock Agreements pursuant to FedEx Corporation Incentive Stock Plan. (The FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference. The form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference. The form of restricted stock agreement was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-111399 on Form S-8, and is incorporated herein by reference.)
10.31	Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans. (Filed as Exhibit 10.2 to FedEx Corporation’s FY2006 Third Quarter Report on Form 10-Q, and incorporated herein by reference)
10.32	FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the UK Sub-Plan was filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)
10.33	FedEx Express’s Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)
10.34	First Amendment dated as of March 1, 2000 to FedEx Express’s Retirement Parity Pension Plan. (Filed as Exhibit 10.67 to FedEx’s FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)
10.35	Joint Amendment dated as of May 31, 2003 to FedEx Express’s Retirement Parity Pension Plan and FedEx Ground’s 401(a)(17) Benefit Plan and Excess Benefit Plan. (Filed as Exhibit 10.68 to FedEx’s FY2003 Annual Report on Form 10-K, and incorporated herein by reference.)
10.36	Third Amendment dated as of June 1, 2003 to the FedEx Corporation Retirement Parity Pension Plan (see Exhibit 10.35 for name change). (Filed as Exhibit 10.76 to FedEx’s FY2004 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit
Number		Description of Exhibit

10.37		Amendment dated December 5, 2004 to the FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.1 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
*10	.38	Compensation Arrangements with Named Executive Officers.
*10	.39	Compensation Arrangements with Outside Directors.
10.40		FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.41		Consulting Agreement dated May 25, 2006 between Daniel J. Sullivan and FedEx Ground. (Filed as Exhibit 10.82 to FedEx’s FY06 Annual Report on Form 10-K, and incorporated herein by reference.)
10.42		Amendment dated December 8, 2006 to Consulting Agreement dated May 25, 2006 between Daniel J. Sullivan and FedEx Ground. (Filed as Exhibit 10.1 to FedEx’s FY07 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.43		Confidentiality, Non-Solicitation and Non-Competition Agreement dated January 27, 1998 by and among Daniel J. Sullivan, Caliber, FedEx Express, FedEx Ground (formerly known as RPS, Inc.) and FedEx Corporation (formerly known as FDX Corporation). (Filed as Exhibit 10.83 to FedEx’s FY06 Annual Report on Form 10-K, and incorporated herein by reference.)
10.44		First Amendment dated April 3, 2000 to the Confidentiality, Non-Solicitation and Non-Competition Agreement dated January 27, 1998 by and among Daniel J. Sullivan, Caliber, FedEx Express, FedEx Ground (formerly known as RPS, Inc.) and FedEx Corporation (formerly known as FDX Corporation). (Filed as Exhibit 10.84 to FedEx’s FY06 Annual Report on Form 10-K, and incorporated herein by reference.)
10.45		Form of Management Retention Agreement entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Kenneth A. May, David F. Rebholz and Christine P. Richards. (Filed as Exhibit 10.2 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
*10	.46	Policy on Personal Use of Corporate Aircraft.
*10	.47	Form of Aircraft Time Sharing Agreement entered into between FedEx Express and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., Kenneth A. May, David F. Rebholz and Christine P. Richards.

		Other Exhibits
*12		Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 116 of this Annual Report on Form 10-K).
*21		Subsidiaries of Registrant.
*23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24		Powers of Attorney.
*31	.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-4