Form 10-Q
period 2007-08-31
FEDEX CORP
filed 2007-09-21
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-15829
FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1721435 (I.R.S. Employer Identification No.)

942 South Shady Grove Road Memphis, Tennessee (Address of principal executive offices)	38120 (ZIP Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at September 17, 2007 309,265,298

FEDEX CORPORATION
INDEX
PART I. FINANCIAL INFORMATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
ASSETS

	August 31,
	2007	May 31,
	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$1,112	$1,569
Receivables, less allowances of $142 and $136	3,959	3,942
Spare parts, supplies and fuel, less allowances of $158 and $156	342	338
Deferred income taxes	533	536
Prepaid expenses and other	282	244

Total current assets	6,228	6,629

PROPERTY AND EQUIPMENT, AT COST	27,700	27,090
Less accumulated depreciation and amortization	14,757	14,454

Net property and equipment	12,943	12,636

OTHER LONG-TERM ASSETS
Goodwill	3,502	3,497
Intangible and other assets	1,233	1,238

Total other long-term assets	4,735	4,735

	$23,906	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	August 31,
	2007	May 31,
	(Unaudited)	2007

CURRENT LIABILITIES
Current portion of long-term debt	$134	$639
Accrued salaries and employee benefits	959	1,354
Accounts payable	2,018	2,016
Accrued expenses	1,584	1,419

Total current liabilities	4,695	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	2,007	2,007

OTHER LONG-TERM LIABILITIES
Deferred income taxes	918	897
Pension, postretirement healthcare and other benefit obligations	1,119	1,164
Self-insurance accruals	788	759
Deferred lease obligations	656	655
Deferred gains, principally related to aircraft transactions	336	343
Other liabilities	166	91

Total other long-term liabilities	3,983	3,909

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 309 million shares issued as of August 31, 2007 and 308 million shares issued as of May 31, 2007	31	31
Additional paid-in capital	1,761	1,689
Retained earnings	12,433	11,970
Accumulated other comprehensive loss	(1,000)	(1,030)
Treasury stock, at cost	(4)	(4)

Total common stockholders’ investment	13,221	12,656

	$23,906	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2007	2006

REVENUES	$9,199	$8,545

OPERATING EXPENSES:
Salaries and employee benefits	3,483	3,285
Purchased transportation	1,025	896
Rentals and landing fees	593	570
Depreciation and amortization	473	399
Fuel	964	941
Maintenance and repairs	544	515
Other	1,303	1,155

	8,385	7,761

OPERATING INCOME	814	784

OTHER INCOME (EXPENSE):
Interest, net	(25)	(9)
Other, net	(2)	(5)

	(27)	(14)

INCOME BEFORE INCOME TAXES	787	770

PROVISION FOR INCOME TAXES	293	295

NET INCOME	$494	$475

EARNINGS PER COMMON SHARE:
Basic	$1.60	$1.55

Diluted	$1.58	$1.53

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2007	2006

Operating Activities:
Net income	$494	$475
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	473	399
Provision for uncollectible accounts	33	29
Stock-based compensation	29	31
Deferred income taxes and other noncash items	32	(12)
Changes in operating assets and liabilities:
Receivables	(35)	(138)
Other current assets	(32)	(13)
Accounts payable and other operating liabilities	(166)	(85)
Other, net	(25)	(21)

Cash provided by operating activities	803	665

Investing Activities:
Capital expenditures	(766)	(699)
Proceeds from asset dispositions and other	(5)	5

Cash used in investing activities	(771)	(694)

Financing Activities:
Principal payments on debt	(507)	(221)
Proceeds from debt issuance	—	999
Proceeds from stock issuances	40	30
Excess tax benefit on the exercise of stock options	9	6
Dividends paid	(31)	(28)
Other, net	—	(4)

Cash (used in) provided by financing activities	(489)	782

Net (decrease) increase in cash and cash equivalents	(457)	753
Cash and cash equivalents at beginning of period	1,569	1,937

Cash and cash equivalents at end of period	$1,112	$2,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2007 and the results of our operations and cash flows for the three-month periods ended August 31, 2007 and 2006. Operating results for the three-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2008 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncement is relevant to the readers of our financial statements.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
The cumulative effect of adopting FIN 48 was immaterial. Upon adoption, our liability for income taxes under FIN 48 was $72 million, and the balance of accrued interest and penalties was $26 million. The liability recorded includes $57 million associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. These income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our condensed consolidated balance sheets.
We file income tax returns in the U.S. and various foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for years through 2003 except for specific U.S. federal income tax positions that are in various stages of appeal. No resolution date can be reasonably estimated at this time for these appeals.
It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various competent authority proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible outcomes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.

DIVIDENDS DECLARED PER COMMON SHARE. On August 17, 2007, our Board of Directors declared a dividend of $0.10 per share of common stock. The dividend will be paid on October 1, 2007 to stockholders of record as of the close of business on September 10, 2007. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
(2) Stock-Based Compensation
We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans are set forth in our Annual Report.
We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the price of the stock on the grant date. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our condensed consolidated income statement.
Our total stock-based compensation expense was $29 million for the three months ended August 31, 2007 and $31 million for the three months ended August 31, 2006.
During the first quarter of 2008 we made stock option grants of 2.4 million shares, primarily in connection with our principal annual stock option grant. We granted options to purchase 1.6 million shares during the first quarter of 2007.
See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model. The fair value of our stock option grants, as determined by the Black-Scholes valuation model, was $31.21 during the first quarter of 2008 and $32.08 during the first quarter of 2007, using the following assumptions:

	Three Months Ended
	August 31,
	2007	2006

Expected lives	5 years	5 years
Expected volatility	19%	22%
Risk-free interest rate	5.03%	4.99%
Dividend yield	0.322%	0.299%

(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	August 31,
	2007	2006
Net income	$494	$475
Other comprehensive income:
Foreign currency translation adjustment, net of deferred taxes of $1 in 2007	16	—
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $8 in 2007	14	—

Comprehensive income	$524	$475

(4) Financing Arrangements
We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. In August 2006, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of floating-rate notes totaling $500 million and fixed-rate notes totaling $500 million. The $500 million in floating-rate notes were repaid in August 2007. The fixed-rate notes bear interest at an annual rate of 5.5%, payable semi-annually, and are due in August 2009. The net proceeds were used for working capital and general corporate purposes, including the funding of several acquisitions during 2007.
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At August 31, 2007, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.

(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2007	2006

Net income	$494	$475

Weighted-average shares of common stock outstanding	308	306
Common equivalent shares:
Assumed exercise of outstanding dilutive options	16	17
Less shares repurchased from proceeds of assumed exercise of options	(12)	(13)

Weighted-average common and common equivalent shares outstanding	312	310

Basic earnings per common share	$1.60	$1.55

Diluted earnings per common share	$1.58	$1.53

We have excluded from the calculation of diluted earnings per share approximately 2.7 million antidilutive options for the three months ended August 31, 2007, and approximately 1.7 million antidilutive options for the three months ended August 31, 2006, as the exercise price of these options was greater than the average market price of common stock for the period.
(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2007	2006

U.S. domestic and international pension plans	$85	$114
U.S. domestic and international defined contribution plans	38	40
Retiree healthcare plans	16	14

	$139	$168

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 was composed of the following (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2007	2006	2007	2006
Service cost	$129	$132	$9	$8
Interest cost	180	177	8	7
Expected return on plan assets	(246)	(232)	—	—
Amortization of prior service cost and other	22	37	(1)	(1)

	$85	$114	$16	$14

We made tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $110 million during the first quarter of 2008 and $100 million during the first quarter of 2007. We expect to make tax-deductible voluntary contributions to our qualified U.S. domestic pension plans for the remainder of 2008 at levels consistent with 2007.
(7) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our major service lines include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of LTL freight services. FedEx Services provides customer-facing sales, marketing and information technology support, as well as retail access for customers through FedEx Kinko’s, primarily for the benefit of FedEx Express and FedEx Ground. These businesses form the core of our reportable segments.
Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (global trade services)
FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx SmartPost (small-parcel consolidator)
FedEx Freight Segment	FedEx Freight LTL Group:
FedEx Freight (regional LTL freight transportation)
FedEx National (long-haul LTL freight transportation)
FedEx Custom Critical (time-critical transportation)
Caribbean Transportation Services (airfreight forwarding)
FedEx Services Segment	FedEx Services (sales, marketing and information technology functions)
FedEx Kinko's (document and business services and package acceptance)
FedEx Customer Information Services ("FCIS") (customer service, billing and collections)
FedEx Global Supply Chain Services (logistics services)

The FedEx Services segment includes FedEx Services, which is responsible for our sales, marketing and information technology functions, FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground, and FedEx Global Supply Chain Services, which provides a range of logistics services to our customers.
During the first quarter of 2008, we revised our reportable segments as a result of an internal reorganization of FedEx Kinko’s. As a result, FedEx Kinko’s is now a part of the FedEx Services segment. FedEx Services and FedEx Kinko’s have missions that are uniquely aligned. FedEx Kinko’s provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers, through digital channels such as fedex.com. Under FedEx Services, FedEx Kinko’s will benefit from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx and increase revenues through our retail network. As part of this reorganization, we will be pursuing synergies in sales, marketing, information technology and administrative areas. Also we are re-evaluating priorities for FedEx Kinko’s, including the rate of expansion for new locations. With this reorganization, the FedEx Services segment is now a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation.
FedEx Kinko’s will continue to be treated as a reporting unit for purposes of goodwill and tradename impairment testing. A material change in our strategy for FedEx Kinko’s could trigger the need to perform an impairment test on these assets in advance of our regularly scheduled annual tests in the fourth quarter.
The costs of providing the sales, marketing and information technology functions of FedEx Services and the customer service functions of FCIS, together with the net operating costs of FedEx Global Supply Chain Services and FedEx Kinko’s, are allocated primarily to the FedEx Express and FedEx Ground segments based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments includes the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes allocations for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates segment financial performance based on operating income.
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

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, and operating income to our condensed consolidated statements of income totals for the three months ended August 31 (in millions). The table also provides a reconciliation of segment assets to our condensed consolidated balance sheets totals as of August 31, 2007 and May 31, 2007 (in millions).

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services	Other and	Consolidated
	Segment	Segment	Segment (1)	Segment (2)	Eliminations	Total
Revenues
2007	$5,889	$1,618	$1,233	$525	$(66)	$9,199
2006	5,640	1,417	1,013	527	(52)	8,545
Depreciation and amortization
2007	$230	$73	$57	$112	$1	$473
2006	205	61	31	102	—	399
Operating income
2007	$519	$190	$105	$—	$—	$814
2006	475	159	150	—	—	784
Segment assets
August 31, 2007	$16,276	$4,114	$3,192	$5,294	$(4,970)	$23,906
May 31, 2007	15,650	3,937	3,150	5,384	(4,121)	24,000
(1)	Includes the operations of FedEx National LTL, which was acquired in the second quarter of 2007.

(2)	The FedEx Services segment was formed during the first quarter of 2008 and includes the operations of FedEx Kinko’s and FedEx Global Supply Chain Services. Net operating costs have been allocated to our transportation segments as described above.
The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the three months ended August 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services		Consolidated
	Segment	Segment	Segment	Segment	Other	Total
2007	$448	$132	$74	$112	$—	$766
2006	394	134	86	85	—	699

The following table presents revenue by service type and geographic information for the three months ended August 31 (in millions):
REVENUE BY SERVICE TYPE

	2007	2006
FedEx Express segment:
Package:
U.S. overnight box	$1,615	$1,654
U.S. overnight envelope	512	511
U.S. deferred	711	705

Total U.S. domestic package revenue	2,838	2,870
International Priority (IP)	1,820	1,665
International domestic (1)	156	52

Total package revenue	4,814	4,587

Freight:
U.S.	593	607
International priority freight	292	248
International airfreight	94	104

Total freight revenue	979	959
Other (2)	96	94

Total FedEx Express segment	5,889	5,640

FedEx Ground segment	1,618	1,417
FedEx Freight segment (3)	1,233	1,013
FedEx Services segment	525	527
Other and Eliminations	(66)	(52)

	$9,199	$8,545

GEOGRAPHICAL INFORMATION (4)
Revenues:
U.S.	$6,693	$6,346
International	2,506	2,199

	$9,199	$8,545

The following table presents noncurrent assets as of August 31, 2007 and May 31, 2007 (in millions):

	August 31, 2007	May 31, 2007
Noncurrent assets:
U.S.	$14,572	$14,191
International	3,106	3,180

	$17,678	$17,371

(1)	International domestic revenues includes our international domestic express operations in the United Kingdom, Canada, India and China.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Includes the results of FedEx National LTL, which was acquired in the second quarter of 2007.

(4)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

(8) Commitments
As of August 31, 2007, our purchase commitments for the remainder of 2008 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2008 (remainder)	$325	$122	$572	$1,019
2009	810	143	201	1,154
2010	907	135	104	1,146
2011	665	11	62	738
2012	30	—	57	87
Thereafter	—	—	164	164

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, and advertising and promotions contracts.
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
Deposits and progress payments of $95 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2007, with the year of expected delivery:

	A300	B757	B777F	Total

2008 (remainder)	6	7	—	13
2009	3	14	—	17
2010	—	4	6	10
2011	—	5	9	14
2012	—	3	—	3

Total	9	33	15	57

A summary of future minimum lease payments under capital leases at August 31, 2007 is as follows (in millions):

2008 (remainder)	$97
2009	13
2010	97
2011	8
2012	8
Thereafter	137

360
Less amount representing interest	53

Present value of net minimum lease payments	$307

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at August 31, 2007 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2008 (remainder)	$471	$856	$1,327
2009	555	991	1,546
2010	544	813	1,357
2011	526	664	1,190
2012	504	554	1,058
Thereafter	3,430	3,472	6,902

	$6,030	$7,350	$13,380

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
(9) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits filed in federal or California state courts containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. In August 2007, we won summary judgment regarding one such lawsuit against FedEx Kinko’s. In September 2007, we tentatively agreed to settle two such lawsuits against FedEx Ground for an immaterial amount. We have denied any liability and intend to vigorously defend ourselves in the other wage-and-hour lawsuits. Given the nature and status of the claims in these other lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Independent Contractor. Estrada v. FedEx Ground is a class action involving single work area contractors in California. In August 2007, the California appellate court affirmed the trial court’s ruling in Estrada that a limited number of California single work area contractors (most of whom have not contracted with FedEx Ground since 2001) should be reimbursed as employees for some of their operating expenses. The appellate court remanded the case to the trial court for reconsideration of the amount of such reimbursable expenses. We will petition the California supreme court for a review of the appellate court decision. We do not expect to incur a material loss in the Estrada matter.

FedEx Ground is involved in numerous other purported class-action lawsuits and administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. Most of the purported class actions have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multi-district litigation, discovery and class certification briefing are now complete, and we are awaiting a hearing date from the court. Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground. We strongly believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that we will prevail in these proceedings. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any, in these matters.
Antitrust — FedEx Freight Fuel Surcharge. In late July 2007, a purported antitrust class action lawsuit was filed in California federal court, naming FedEx Corporation (particularly FedEx Freight Corporation and its LTL freight subsidiaries) and several other major LTL freight carriers as defendants. The lawsuit alleges that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeks injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases have been filed against us and other LTL freight carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. We believe that this allegation has no merit and intend to vigorously defend ourselves. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any, in these matters.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(10) Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2007	2006
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$51	$35
Income taxes	91	125
(11) Condensed Consolidating Financial Statements
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934.
The guarantor subsidiaries, which are wholly owned by FedEx, guarantee approximately $1.2 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
August 31, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$762	$141	$209	$—	$1,112
Receivables, less allowances	2	3,083	922	(48)	3,959
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	6	538	80	—	624
Deferred income taxes	—	502	31	—	533

Total current assets	770	4,264	1,242	(48)	6,228

PROPERTY AND EQUIPMENT, AT COST	22	25,225	2,453	—	27,700
Less accumulated depreciation and amortization	14	13,666	1,077	—	14,757

Net property and equipment	8	11,559	1,376	—	12,943

INTERCOMPANY RECEIVABLE	—	864	689	(1,553)	—
GOODWILL	—	2,667	835	—	3,502
INVESTMENT IN SUBSIDIARIES	15,099	3,339	—	(18,438)	—
OTHER ASSETS	668	456	746	(637)	1,233

	$16,545	$23,149	$4,888	$(20,676)	$23,906

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$46	$85	$3	$—	$134
Accrued salaries and employee benefits	35	772	152	—	959
Accounts payable	36	1,563	462	(43)	2,018
Accrued expenses	20	1,383	186	(5)	1,584

Total current liabilities	137	3,803	803	(48)	4,695

LONG-TERM DEBT, LESS CURRENT PORTION	1,248	757	2	—	2,007
INTERCOMPANY PAYABLE	1,553	—	—	(1,553)	—
OTHER LIABILITIES
Deferred income taxes	—	1,271	284	(637)	918
Other liabilities	390	2,557	118	—	3,065

Total other long-term liabilities	390	3,828	402	(637)	3,983

STOCKHOLDERS’ INVESTMENT	13,217	14,761	3,681	(18,438)	13,221

	$16,545	$23,149	$4,888	$(20,676)	$23,906

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,212	$124	$233	$—	$1,569
Receivables, less allowances	—	3,083	894	(35)	3,942
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	7	500	75	—	582
Deferred income taxes	—	505	31	—	536

Total current assets	1,219	4,212	1,233	(35)	6,629

PROPERTY AND EQUIPMENT, AT COST	22	24,681	2,387	—	27,090
Less accumulated depreciation and amortization	14	13,422	1,018	—	14,454

Net property and equipment	8	11,259	1,369	—	12,636

INTERCOMPANY RECEIVABLE	—	870	593	(1,463)	—
GOODWILL	—	2,667	830	—	3,497
INVESTMENT IN SUBSIDIARIES	14,588	3,340	—	(17,928)	—
OTHER ASSETS	670	457	755	(644)	1,238

	$16,485	$22,805	$4,780	$(20,070)	$24,000

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$551	$85	$3	$—	$639
Accrued salaries and employee benefits	60	1,079	215	—	1,354
Accounts payable	37	1,563	448	(32)	2,016
Accrued expenses	36	1,197	189	(3)	1,419

Total current liabilities	684	3,924	855	(35)	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	1,248	757	2	—	2,007
INTERCOMPANY PAYABLE	1,463	—	—	(1,463)	—
OTHER LIABILITIES
Deferred income taxes	—	1,262	279	(644)	897
Other liabilities	451	2,445	116	—	3,012

Total other long-term liabilities	451	3,707	395	(644)	3,909

STOCKHOLDERS’ INVESTMENT	12,639	14,417	3,528	(17,928)	12,656

	$16,485	$22,805	$4,780	$(20,070)	$24,000

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended August 31, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,646	$1,649	$(96)	$9,199

OPERATING EXPENSES:
Salaries and employee benefits	33	2,856	594	—	3,483
Purchased transportation	—	746	298	(19)	1,025
Rentals and landing fees	1	519	74	(1)	593
Depreciation and amortization	—	399	74	—	473
Fuel	—	896	68	—	964
Maintenance and repairs	—	506	38	—	544
Intercompany charges, net	(53)	(18)	71	—	—
Other	19	1,100	260	(76)	1,303

	—	7,004	1,477	(96)	8,385

OPERATING INCOME	—	642	172	—	814

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	494	74	—	(568)	—
Interest, net	(9)	(13)	(3)	—	(25)
Intercompany charges, net	12	(13)	1	—	—
Other, net	(3)	1	—	—	(2)

INCOME BEFORE INCOME TAXES	494	691	170	(568)	787

Provision for income taxes	—	245	48	—	293

NET INCOME	$494	$446	$122	$(568)	$494

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended August 31, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,468	$1,162	$(85)	$8,545

OPERATING EXPENSES:
Salaries and employee benefits	27	2,870	388	—	3,285
Purchased transportation	—	729	174	(7)	896
Rentals and landing fees	—	514	56	—	570
Depreciation and amortization	—	362	37	—	399
Fuel	—	904	37	—	941
Maintenance and repairs	—	497	18	—	515
Intercompany charges, net	(50)	(31)	81	—	—
Other	23	1,037	173	(78)	1,155

	—	6,882	964	(85)	7,761

OPERATING INCOME	—	586	198	—	784

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	475	114	—	(589)	—
Interest, net	1	(10)	—	—	(9)
Intercompany charges, net	1	(9)	8	—	—
Other, net	(2)	(1)	(2)	—	(5)

INCOME BEFORE INCOME TAXES	475	680	204	(589)	770

Provision for income taxes	—	237	58	—	295

NET INCOME	$475	$443	$146	$(589)	$475

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended August 31, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY OPERATING ACTIVITIES	$123	$637	$43	$—	$803

INVESTING ACTIVITIES
Capital expenditures	—	(699)	(67)	—	(766)
Proceeds from asset dispositions and other	—	(7)	2	—	(5)

CASH USED IN INVESTING ACTIVITIES	—	(706)	(65)	—	(771)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(86)	87	(1)	—	—
Principal payments on debt	(505)	(1)	(1)	—	(507)
Proceeds from stock issuances	40	—	—	—	40
Excess tax benefit on the exercise of stock options	9	—	—	—	9
Dividends paid	(31)	—	—	—	(31)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(573)	86	(2)	—	(489)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(450)	17	(24)	—	(457)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$762	$141	$209	$—	$1,112

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended August 31, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY OPERATING ACTIVITIES	$123	$474	$68	$—	$665

INVESTING ACTIVITIES
Capital expenditures	—	(655)	(44)	—	(699)
Proceeds from asset dispositions and other	—	1	4	—	5

CASH USED IN INVESTING ACTIVITIES	—	(654)	(40)	—	(694)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(245)	237	8	—	—
Proceeds from debt issuance	999	—	—	—	999
Principal payments on debt	(200)	(21)	—	—	(221)
Proceeds from stock issuances	30	—	—	—	30
Excess tax benefit on the exercise of stock options	6	—	—	—	6
Dividends paid	(28)	—	—	—	(28)
Other, net	(4)	—	—	—	(4)

CASH PROVIDED BY FINANCING ACTIVITIES	558	216	8	—	782

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	681	36	36	—	753
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$2,360	$150	$180	$—	$2,690

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2007, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 19, 2007

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as our detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our major service lines include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. The FedEx Services segment provides customer-facing sales, marketing and information technology support, as well as retail access for customers through FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), primarily for the benefit of FedEx Express and FedEx Ground. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion.
The key indicators necessary to understand our operating results include:
•	the overall customer demand for our various services;
•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight;
•	the mix of services purchased by our customers;
•	the prices we obtain for our services, primarily measured by yield (average price per shipment or pound or average price per hundredweight for FedEx Freight LTL Group shipments);
•	our ability to manage our cost structure for capital expenditures and operating expenses and to match our cost structure to shifting volume levels; and
•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2008 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three months ended August 31:

			Percent
	2007	2006	Change
Revenues	$9,199	$8,545	8

Operating income	814	784	4

Operating margin	8.8%	9.2%	(40	) bp

Net income	$494	$475	4

Diluted earnings per share	$1.58	$1.53	3

The following table shows changes in revenues and operating income by reportable segment for the three months ended August 31, 2007 compared to 2006 (in millions):

	Revenues		Operating Income
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

FedEx Express segment	$249	4	$44	9
FedEx Ground segment	201	14	31	19
FedEx Freight segment (1)	220	22	(45)	(30)
FedEx Services segment	(2)	NM	—	—
Other and Eliminations	(14)	NM	—	NM

	$654	8	$30	4

(1)	FedEx Freight segment results for 2008 include the results of FedEx National LTL, which was acquired in the second quarter of 2007.

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected volume statistics (in thousands) for the five most recent quarters:
The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield statistics for the five most recent quarters:

FedEx Express
Revenue per Package - Yield
$30.00
$25.00
$20.00
$15.00
$21.83
$21.90
$20.70
$20.79
$21.31
Q1 2007
Q2 2007
Q3 2007
Q4 2007
Q1 2008
FedEx Express

FedEx Ground (1)
Revenue per Package - Yield
$9.00
$8.00
$7.00
$6.00
$5.00
$7.13
$7.04
$7.26
$7.43
$7.41
Q1 2007
Q2 2007
Q3 2007
Q4 2007
Q1 2008
FedEx Ground

FedEx Freight LTL Group
LTL Revenue per Hundredweight - Yield
$24.00
$22.00
$20.00
$18.00
$16.00
$14.00
$17.90
$18.73
$18.68
$19.18
$19.39
Q1 2007
Q2 2007
Q3 2007
Q4 2007
Q1 2008
FedEx Freight LTL Group

(1)	Package statistics do not include the operations of FedEx SmartPost.

Overall results for the first quarter of 2008 were restrained by the continued softening economic environment in the U.S., which is limiting the demand for our U.S. domestic package and LTL freight services, and reduced profitability at the FedEx Freight segment due to operating losses at FedEx National LTL. Strong growth at FedEx Ground, partially offset by higher legal costs, and growth in international shipments at FedEx Express favorably impacted our quarterly results. Lower variable incentive compensation and reduced retirement plans costs partially mitigated the impact of the softening U.S. economy on overall results.
Revenue growth for the first quarter of 2008 was primarily attributable to strong volume growth at FedEx Ground and continued growth in FedEx Express International Priority (“IP”) volumes. FedEx Freight segment revenue growth was due to the inclusion of FedEx National LTL, which was acquired in the second quarter of 2007. Growth at FedEx Ground and in our IP volumes offset slight declines in U.S. domestic package volumes and the impact of weaker volumes in our LTL freight businesses as a result of the soft U.S. economy.
Operating income increased marginally in the first quarter of 2008, as revenue growth was largely offset by planned spending on initiatives associated with improving customer service and productivity. Lower operating income at the FedEx Freight segment due to operating losses at FedEx National LTL from integration activities and soft volumes, and our reduction of the fuel surcharge on LTL freight shipments negatively impacted operating income in the first quarter of 2008. Improved operating margins at FedEx Ground and FedEx Express were more than offset by reduced profitability at FedEx Freight, causing consolidated margins to decline for the quarter.
While fuel expense increased approximately 2% during the first quarter of 2008, fuel surcharges were not sufficient to mitigate the effect of higher fuel costs on our operating results based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2008 and 2007 in the following discussions of each of our transportation segments. During the first quarter of 2008, we announced a reduction of our LTL fuel surcharges by 25% effective July 23, 2007 to assist customers, who are facing both a challenging economy and high fuel prices.
Net interest expense increased during the first quarter of 2008 primarily due to increased legal costs, higher debt balances and decreased interest income from lower cash balances.
Our effective tax rate was 37.2% for the first quarter of 2008 and 38.3% for the first quarter of 2007. The 2008 tax rate was lower than the 2007 rate primarily due to a favorable tax audit adjustment and to increased international earnings permanently reinvested in our global network outside the United States. We expect the effective tax rate to be between 37.5% and 38.0% for the remainder of 2008. The actual rate will depend on a number of factors, including the amount and source of operating income.
Outlook
We expect our revenue growth rates to moderate from 2007 across all segments for the remainder of 2008, as the continued softness of the U.S. economy is expected to restrain demand for U.S. domestic package and LTL freight services. Earnings growth for the remainder of 2008 is expected to be driven by revenue growth, primarily from IP services at FedEx Express and increased volumes at FedEx Ground, as well as cost containment initiatives. We expect that the LTL fuel surcharge reduction will have a negative impact on revenue and earnings for the remainder of 2008; however, this change is expected to strengthen us competitively and drive incremental volumes over the long-term. We continue to expect our earnings in 2008 to be below our long-term goal of 10% to 15% annual earnings growth due to the softening U.S. economy and planned investments in our businesses; however, we remain optimistic about the long-term prospects for all of our business segments.

We expect to continue to make significant investments to expand our global networks and broaden our service offerings, in part through the integration and expansion of FedEx National LTL and our international investments. Our planned investments for 2008 are focused on support for long-term volume growth, such as additional or expanded facilities and new aircraft, improvements in service levels, and improvements to productivity, including updates and enhancements to our technology capabilities.
All of our businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. Historically, our fuel surcharges have generally been sufficient to offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings in the short-term.
See “Forward-Looking Statements” for a discussion of potential risks and uncertainties that could materially affect our future performance.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncement is relevant to the readers of our financial statements.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was immaterial. For additional information on the impact of adoption of FIN 48, refer to Note 1 to the accompanying unaudited condensed consolidated financial statements.

REPORTABLE SEGMENTS
FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (global trade services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx SmartPost (small-parcel consolidator)

FedEx Freight Segment	FedEx Freight LTL Group:
FedEx Freight (regional LTL freight transportation)
FedEx National LTL (long-haul LTL freight transportation)
FedEx Custom Critical (time-critical transportation)
Caribbean Transportation Services (airfreight forwarding)

FedEx Services Segment	FedEx Services (sales, marketing and information technology functions)
FedEx Kinko’s (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billing and collections)
FedEx Global Supply Chain Services (logistics services)
FEDEX SERVICES SEGMENT
The FedEx Services segment includes FedEx Services, which is responsible for our sales, marketing and information technology functions, FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground, and FedEx Global Supply Chain Services, which provides a range of logistics services to our customers.
During the first quarter of 2008, we revised our reportable segments as a result of an internal reorganization of FedEx Kinko’s. As a result, FedEx Kinko’s is now part of the FedEx Services segment. FedEx Services and FedEx Kinko’s have missions that are uniquely aligned. FedEx Kinko’s provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers, through digital channels such as fedex.com. Under FedEx Services, FedEx Kinko’s will benefit from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. As part of this reorganization, we will be pursuing synergies in sales, marketing, information technology and administrative areas. Also, we are re-evaluating priorities for FedEx Kinko’s, including the rate of expansion for new locations. With this reorganization, the FedEx Services segment is now a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation.
FedEx Kinko’s will continue to be treated as a reporting unit for purposes of goodwill and tradename impairment testing. A material change in our strategy for FedEx Kinko’s could trigger the need to perform an impairment test on these assets in advance of our regularly scheduled annual tests in the fourth quarter.
The costs of providing the sales, marketing, and information technology functions of FedEx Services and the customer service functions of FCIS, together with the net operating costs of FedEx Global Supply Chain Services and FedEx Kinko’s, are allocated primarily to the FedEx Express and FedEx Ground segments based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.

FedEx Services segment revenues, which reflect the operations of FedEx Kinko’s and FedEx Global Supply Chain Services, were flat year over year. Copy product revenues declined at FedEx Kinko’s, more than offsetting higher package acceptance fees and revenue generated from new locations. Capital expenditures for the FedEx Services segment are primarily associated with information technology investments and store expansion activities at FedEx Kinko’s. FedEx Kinko’s continues to invest in a multi-year plan to open new locations, improve core services and enhance its integrated digital document service network, supporting the company’s objective of being the back office for local businesses and the remote office for traveling professionals. FedEx Kinko’s opened 90 new centers during the first quarter of 2008.
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments includes the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes allocations for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates segment financial performance based on operating income.
OTHER INTERSEGMENT TRANSACTIONS
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2007	2006	Change
Revenues:
Package:
U.S. overnight box	$1,615	$1,654	(2)
U.S. overnight envelope	512	511	—
U.S. deferred	711	705	1

Total U.S. domestic package revenue	2,838	2,870	(1)

International Priority (IP)	1,820	1,665	9
International domestic (1)	156	52	NM

Total package revenue	4,814	4,587	5
Freight:
U.S.	593	607	(2)
International priority freight	292	248	18
International airfreight	94	104	(10)

Total freight revenue	979	959	2
Other (2)	96	94	2

Total revenues	5,889	5,640	4
Operating expenses:
Salaries and employee benefits	2,060	2,002	3
Purchased transportation	280	263	6
Rentals and landing fees	411	398	3
Depreciation and amortization	230	205	12
Fuel	800	798	—
Maintenance and repairs	402	398	1
Intercompany charges	515	502	3
Other	672	599	12

Total operating expenses	5,370	5,165	4

Operating income	$519	$475	9

Operating margin	8.8%	8.4%	40	bp

(1)	International domestic revenues include our international domestic express operations in the United Kingdom, Canada, India and China.

(2)	Other revenues includes FedEx Trade Networks.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2007	2006	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,139	1,166	(2)
U.S. overnight envelope	699	703	(1)
U.S. deferred	863	855	1

Total U.S. domestic ADV	2,701	2,724	(1)

IP	496	466	6
International domestic (2)	279	44	NM

Total ADV	3,476	3,234	7

Revenue per package (yield):
U.S. overnight box	$21.83	$21.83	—
U.S. overnight envelope	11.26	11.19	1
U.S. deferred	12.67	12.69	—
U.S. domestic composite	16.17	16.21	—
IP	56.42	54.97	3
International domestic (2)	8.59	18.33	NM
Composite package yield	21.31	21.83	(2)

Freight Statistics (1)
Average daily freight pounds:
U.S.	8,843	9,374	(6)
International priority freight	2,025	1,775	14
International airfreight	1,752	1,899	(8)

Total average daily freight pounds	12,620	13,048	(3)

Revenue per pound (yield):
U.S.	$1.03	$1.00	3
International priority freight	2.22	2.16	3
International airfreight	0.83	0.84	(1)
Composite freight yield	1.19	1.13	5

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations in the United Kingdom, Canada, India and China.
FedEx Express Segment Revenues
FedEx Express segment revenues increased 4% in the first quarter of 2008 primarily due to solid growth in IP revenue, partially offset by decreases in U.S. domestic package revenues driven by the continued softening U.S. economic environment. IP revenues grew 9%, on volume growth of 6% and yield improvement of 3%, with continued growth in Asia, U.S. outbound and Europe. Significant increases in international domestic revenues were driven by companies acquired in the second half of 2007 (primarily in the United Kingdom). Freight revenues grew 2% in the first quarter based principally on stronger international priority freight volumes.
IP volume growth during the first quarter of 2008 was primarily due to increased demand in Asia, resulting from continued expansion of our services in Asian markets, as well as increases in the U.S. outbound and European markets. U.S. domestic package volumes decreased 1% during the first quarter of 2008 primarily due to the impact of the continued soft U.S. economy.
IP yield increased during the first quarter of 2008 primarily due to favorable exchange rates, increases in international average weight per package and changes in region mix, which were partially offset by lower fuel surcharges. International domestic yield decreased during the first quarter of 2008 primarily as a result of lower-yielding services at the companies acquired in the second half of 2007. Freight yield increased 5% due to changes in service mix and an increase in the average rate per pound.

Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three month periods ended August 31:

	2007	2006

U.S. Domestic and Outbound Fuel Surcharge:
Low	13.50%	16.00%
High	14.00	16.00
Weighted-average	13.67	16.00

International Fuel Surcharges:
Low	12.00	12.50
High	15.50	16.00
Weighted-average	14.00	14.63
FedEx Express Segment Operating Income
During the first quarter of 2008, our operating income and operating margin improved as a result of revenue growth and cost containment, including reduced retirement plans costs and lower variable incentive compensation. Continued volume growth in IP services contributed to increased operating income, despite the softening U.S. economy and its impact on U.S. domestic package revenues. Continued investment in domestic express services in China, however, negatively impacted results in the first quarter of 2008.
Operating expense growth was constrained and lower than revenue growth in most categories, as cost controls were in effect at FedEx Express and FedEx Services throughout the quarter. Purchased transportation costs increased 6% in the first quarter of 2008 primarily due to the inclusion of our 2007 acquisitions and IP volume growth, which required a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. These increases were partially offset by the elimination of payments for pickup and delivery services to our China joint venture due to its acquisition in the second half of 2007. Depreciation expense increased 12% in the first quarter of 2008 primarily due to aircraft purchases and our 2007 acquisitions. Other operating expenses increased 12% during the first quarter of 2008 principally due to the inclusion of our 2007 acquisitions and the elimination of prior year net profits from our China joint venture due to its acquisition. Although fuel costs remained fairly constant during the first quarter of 2008, fuel surcharges did not offset the effect of fuel costs on our year-over-year operating results due to the timing lag that exists between when we purchase fuel and when our fuel surcharges are adjusted, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three month periods ended August 31:

			Percent
	2007	2006	Change
Revenues	$1,618	$1,417	14
Operating expenses:
Salaries and employee benefits	260	241	8
Purchased transportation	620	553	12
Rentals	43	36	19
Depreciation and amortization	73	61	20
Fuel	34	31	10
Maintenance and repairs	34	31	10
Intercompany charges	159	134	19
Other	205	171	20

Total operating expenses	1,428	1,258	14

Operating income	$190	$159	19

Operating margin	11.7%	11.2%	50	bp

Average daily package volume
FedEx Ground	3,211	2,926	10
FedEx SmartPost	535	516	4

Revenue per package (yield)
FedEx Ground	$7.41	$7.13	4
FedEx SmartPost	$2.01	$1.75	15
FedEx Ground Segment Revenues
Revenues increased 14% during the first quarter of 2008 principally due to continued strong volume and yield growth. Average daily volumes at FedEx Ground rose 10% due to market share gains in our commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during the first quarter of 2008 was primarily due to the impact of general rate increases, higher extra service revenue (primarily through our residential, large package and additional handling surcharges) and dimensional rating. This increase was partially offset by higher customer discounts and a lower average weight and zone per package.
FedEx SmartPost picks up and delivers shipments from customers and delivers them to various points within the United States Postal Service (“USPS”) network for final delivery. FedEx SmartPost revenue and yield represent the amount collected from customers net of postage paid to the USPS. Volumes and yields at FedEx SmartPost increased in 2008 due to increased market share.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three month periods ended August 31:

	2007	2006

Low	4.50%	4.25%
High	4.50	4.75
Weighted-average	4.50	4.58
FedEx Ground Segment Operating Income
FedEx Ground segment operating income increased 19% during the first quarter of 2008, resulting principally from revenue growth, improved productivity and effective cost controls. Depreciation expense increased 20% and rent expense increased 19% in the first quarter of 2008 due to higher spending on material handling equipment and facilities associated with our multi-year capacity expansion plan. While fuel costs increased 10% during the first quarter of 2008, our fuel surcharge was sufficient to offset the effect of higher fuel costs on our operating results, based on a static analysis of the year-over-year changes in fuel prices compared to changes in the fuel surcharge. Intercompany charges increased 19% during the first quarter of 2008 primarily due to increased sales and marketing and customer service charges. Other operating expenses increased 20% during the first quarter of 2008, primarily due to higher legal costs.
New Independent Contractor Programs
As part of its ongoing effort to strengthen its independent contractor network, FedEx Ground is investing in a new nationwide program which provides greater incentives to certain of its 15,000 contractors who choose to grow their businesses by adding routes. Also, in response to current regulatory and legal uncertainty in California, FedEx Ground is offering special incentives to encourage California-based single-route contractors to transform their operations into multiple-route businesses or sell their routes to others. Current multiple-route business owners in California are being offered additional incentives to grow their businesses by acquiring available routes. The costs of the nationwide and California programs are not expected to be material.

FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the three month periods ended August 31:

			Percent
	2007(1)	2006	Change
Revenues	$1,233	$1,013	22
Operating expenses:
Salaries and employee benefits	595	484	23
Purchased transportation	130	83	57
Rentals and landing fees	28	23	22
Depreciation and amortization	57	31	84
Fuel	130	112	16
Maintenance and repairs	47	32	47
Intercompany charges	21	14	50
Other	120	84	43

Total operating expenses	1,128	863	31

Operating income	$105	$150	(30)

Operating margin	8.5%	14.8%	(630	) bp

Average daily LTL shipments (in thousands)	79	70	13
Weight per LTL shipment (lbs)	1,131	1,130	—
LTL yield (revenue per hundredweight)	$19.39	$17.90	8

(1)	Includes the results of FedEx National LTL, which was acquired in the second quarter of 2007.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 22% during the first quarter of 2008 as a result of the inclusion of the results of FedEx National LTL. The inclusion of FedEx National LTL led to an increase in average daily LTL shipments of 13% and contributed significantly to the LTL yield increase of 8%. Average daily LTL shipments excluding FedEx National LTL declined slightly in the first quarter of 2008, as demand for services in the entire LTL sector has been restrained by the slowing U.S. economy. LTL yield grew during the first quarter of 2008, reflecting higher yields from longer-haul FedEx National LTL shipments; however, the year-over-year growth rate was negatively impacted by the fuel surcharge reduction described below.
Effective July 23, 2007, FedEx Freight reduced its standard regional LTL fuel surcharge by 25% and FedEx National LTL reduced its standard LTL fuel surcharge to levels commensurate with FedEx Freight. We made these changes to assist our customers, who are facing a challenging economy and high fuel prices. The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2007	2006

Low	14.5%	19.5%
High	19.7	21.2
Weighted-average	17.1	20.4

FedEx Freight Segment Operating Income
FedEx Freight segment operating income decreased 30% in the first quarter of 2008, reflecting operating losses at FedEx National LTL and slower year-over-year growth in regional LTL yield, including the impact of the fuel surcharge reduction described above. Operating losses at FedEx National LTL continue to be driven by softening volumes due to the slower U.S. economy.
Along with incremental costs from FedEx National LTL (including amortization of acquired intangible assets), depreciation expense increased due to equipment purchases to support on-going replacement requirements and long-term volume growth. Purchased transportation increased due to the inclusion of FedEx National LTL, which uses a higher proportion of these services, and higher rates paid to our third-party transportation providers. Maintenance and repairs includes costs associated with the rebranding of FedEx National LTL, which is expected to be completed during 2008. Management is focused on aligning costs with volume levels.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.112 billion at August 31, 2007, compared to $1.569 billion at May 31, 2007. The following table provides a summary of our cash flows for the three month periods ended August 31 (in millions):

	2007	2006

Operating activities:
Net income	$494	$475
Noncash charges and credits	567	447
Changes in operating assets and liabilities	(258)	(257)

Cash provided by operating activities	803	665

Investing activities:
Capital expenditures and other investing activities	(771)	(694)

Cash used in investing activities	(771)	(694)

Financing activities:
Proceeds from debt issuances	—	999
Principal payments on debt	(507)	(221)
Dividends paid	(31)	(28)
Proceeds from stock issuances	40	30
Other	9	2

Cash (used in) provided by financing activities	(489)	782

Net (decrease) increase in cash and cash equivalents	$(457)	$753

Cash Provided by Operating Activities. The $138 million increase in cash flows from operating activities in the first quarter of 2008 was largely attributable to year-over-year reductions in variable incentive compensation payments. We made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $110 million in the first quarter of 2008 and $100 million during the first quarter of 2007. We expect to make tax-deductible voluntary contributions to our qualified U.S. domestic pension plans for the remainder of 2008 at levels consistent with 2007.

Cash Used for Investing Activities. Capital expenditures during the first quarter of 2008 were 10% higher than the prior year period largely due to planned expenditures for facility expansion at FedEx Express. See “Capital Resources” below for further discussion.
Debt Financing Activities. We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. In August 2006, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of floating-rate notes totaling $500 million and fixed-rate notes totaling $500 million. The $500 million in floating-rate notes were repaid in August 2007. The fixed-rate notes bear interest at an annual rate of 5.5%, payable semi-annually, and are due in August 2009. The net proceeds were used for working capital and general corporate purposes, including the funding of several acquisitions during 2007.
A $1.0 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.6 at August 31, 2007. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of August 31, 2007, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid $31 million of dividends in the first quarter of 2008 and $28 million in the first quarter of 2007. On August 17, 2007, our Board of Directors declared a dividend of $0.10 per share of common stock. The dividend is payable on October 1, 2007, to stockholders of record as of the close of business on September 10, 2007.
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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2007	2006	Change	Change
Aircraft and related equipment	$287	$302	$(15)	(5)
Facilities and sort equipment	158	101	57	56
Information and technology investments	90	86	4	5
Vehicles	164	163	1	1
Other equipment	67	47	20	43

Total capital expenditures	$766	$699	$67	10

FedEx Express segment	$448	$394	$54	14
FedEx Ground segment	132	134	(2)	(1)
FedEx Freight segment	74	86	(12)	(14)
FedEx Services segment	112	85	27	32

Total capital expenditures	$766	$699	$67	10

Capital expenditures during the first quarter of 2008 were higher than the prior year period primarily due to increased spending at FedEx Express for facility expansion and increased spending at FedEx Services associated with the addition of new locations at FedEx Kinko’s. We expect capital expenditures of approximately $3.5 billion for 2008, compared to $2.9 billion in 2007; however, we are reviewing the timing of our capital expenditures which could result in lower spending for the year. Much of the anticipated increase in 2008 is on spending to support long-term volume growth, such as additional or expanded facilities and new aircraft. We also plan to continue to invest in our technology capabilities to improve productivity and service levels.
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
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of August 31, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at August 31, 2007. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
						There-
	2008(1)	2009	2010	2011	2012	after	Total

Amounts reflected in Balance Sheet:
Long-term debt	$16	$530	$499	$250	$—	$539	$1,834
Capital lease obligations (2) (3)	97	13	97	8	8	137	360

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (3)	1,019	1,154	1,146	738	87	164	4,308
Interest on long-term debt	77	112	79	65	47	1,553	1,933
Operating leases (3)	1,327	1,546	1,357	1,190	1,058	6,902	13,380

Total	$2,536	$3,355	$3,178	$2,251	$1,200	$9,295	$21,815

(1)	Cash obligations for the remainder of 2008.

(2)	Capital lease obligations represent principal and interest payments.

(3)	See Note 8 to the accompanying unaudited consolidated financial statements.
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
We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, obligations or interest for tax positions under FIN 48 (as described in Note 1), qualified and non-qualified pension and postretirement healthcare liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months that are included in current liabilities.
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
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2007. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
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
As discussed in our Annual Report, during the first quarter of 2008, we updated our critical accounting estimates by adding “Contingencies” and removing “Revenue Recognition.” As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements and previously in this MD&A, we adopted new accounting rules for income taxes under FIN 48 in 2008. The cumulative effect of adopting FIN 48 was immaterial; however, FIN 48 substantially increases the sensitivities of the estimation process used in the accounting for and reporting of tax contingencies. In addition, as discussed in Note 9 to our unaudited condensed consolidated financial statements, we are involved in various legal proceedings that require complex and judgmental decisions regarding reserves and disclosures. Based on these factors we added the “Contingencies” category to our critical accounting estimates in the first quarter of 2008.
Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.
CONTINGENCIES
Tax Contingencies
We are subject to income and operating tax rules of the U.S., and its states and municipalities, and of the foreign jurisdictions in which we operate. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances and the evaluation of tax positions due to the complexity of these rules and their interaction with one another. We account for income taxes under SFAS 109, Accounting for Income Taxes, by recording both current taxes payable and deferred tax assets and liabilities. Our provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which we operate.

We account for operating taxes based on multi-state and local taxing jurisdiction rules in those areas in which we operate. Provisions for operating taxes are estimated based upon these rules, asset acquisitions and disposals, historical spend and other variables. These provisions are consistently evaluated for reasonableness against compliance and risk factors.
Tax contingencies arise from uncertainty in the application of tax rules throughout the many jurisdictions in which we operate. These tax contingencies are impacted by several factors, including tax audits, appeals, litigation, changes in tax laws and other rules, and changes in our business, among other things, in the various federal, state, local and foreign tax jurisdictions in which we operate. We regularly assess the potential impact of these factors for the current and prior years to determine the adequacy of our tax provisions. We continually evaluate the likelihood and amount of potential adjustments and adjust our tax positions, including the current and deferred tax liabilities in the period in which the facts that give rise to a revision become known. In addition, management considers the advice of third parties in making conclusions regarding tax consequences.
Effective June 1, 2007, we began to measure and record income tax contingency accruals in accordance with FIN 48. The cumulative effect of adopting FIN 48 was immaterial. Upon adoption, our liability for tax positions under FIN 48 was $72 million. We previously accounted for such contingencies using the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). Under FIN 48, we recognize tax benefits only for income tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and/or the measurement standards. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense.
We measure and record operating tax contingency accruals in accordance with SFAS 5. SFAS 5 requires an accrual of estimated loss from a contingency, such as a legal proceeding or claim, when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated.
Other Contingencies
Because of the complex environment in which we operate, we are subject to legal proceedings and claims that arise in the ordinary course of business. These include general business matters as well as employment-related matters. Our material pending legal contingencies are described in Note 9 to our unaudited condensed consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of matters not specifically described in Note 9 is not expected to be material to our financial position, results of operations or cash flows. We account for non-income tax contingencies in accordance with SFAS 5. SFAS 5 requires an accrual of estimated loss from a contingency, such as a legal proceeding or claim, when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. SFAS 5 requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable of occurring.
Our legal department maintains thorough processes to identify, evaluate and monitor the status of litigation matters as they arise and develop. Management has regular litigation and contingency reviews, including updates from internal and external counsel, to assess the need for accounting recognition of a loss or disclosure of these contingencies. In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate, among other factors, the degree of probability of an unfavorable outcome or settlement and the ability to make a reasonable estimate of the amount of loss. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources” and “Contractual Cash Obligations,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and diesel fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, including FedEx Kinko’s, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	our ability to defend against challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first quarter of 2008, we repaid our $500 million of outstanding floating-rate senior unsecured debt, as described in Note 4 to the accompanying condensed consolidated financial statements. As of August 31, 2007, there had been no other material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Foreign currency fluctuations during the three-month period ended August 31, 2007 did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and diesel fuel, this risk is largely mitigated by our fuel surcharges. However, our fuel surcharges have a lag that exists before they are adjusted for changes in fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 of the accompanying consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item IA of Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: September 21, 2007	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1