Form 10-Q
period 2007-11-30
FEDEX CORP
filed 2007-12-21
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-15829
FEDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road
Memphis, Tennessee	38120
(Address of principal executive offices)	(ZIP Code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 17, 2007
Common Stock, par value $0.10 per share	309,464,551

FEDEX CORPORATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
ASSETS

	November 30,
	2007	May 31,
	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$830	$1,569
Receivables, less allowances of $140 and $136	4,324	3,942
Spare parts, supplies and fuel, less allowances of $161 and $156	392	338
Deferred income taxes	531	536
Prepaid expenses and other	274	244

Total current assets	6,351	6,629

PROPERTY AND EQUIPMENT, AT COST	28,381	27,090
Less accumulated depreciation and amortization	15,156	14,454

Net property and equipment	13,225	12,636

OTHER LONG-TERM ASSETS
Goodwill	3,515	3,497
Intangible and other assets	1,256	1,238

Total other long-term assets	4,771	4,735

	$24,347	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	November 30,
	2007	May 31,
	(Unaudited)	2007

CURRENT LIABILITIES
Current portion of long-term debt	$127	$639
Accrued salaries and employee benefits	1,066	1,354
Accounts payable	2,300	2,016
Accrued expenses	1,417	1,419

Total current liabilities	4,910	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	2,007	2,007

OTHER LONG-TERM LIABILITIES
Deferred income taxes	928	897
Pension, postretirement healthcare and other benefit obligations	824	1,164
Self-insurance accruals	790	759
Deferred lease obligations	631	655
Deferred gains, principally related to aircraft transactions	330	343
Other liabilities	167	91

Total other long-term liabilities	3,670	3,909

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 309 million shares issued as of November 30, 2007 and 308 million shares issued as of May 31, 2007	31	31
Additional paid-in capital	1,796	1,689
Retained earnings	12,882	11,970
Accumulated other comprehensive loss	(945)	(1,030)
Treasury stock, at cost	(4)	(4)

Total common stockholders’ investment	13,760	12,656

	$24,347	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

REVENUES	$9,451	$8,926	$18,650	$17,471

OPERATING EXPENSES:
Salaries and employee benefits	3,510	3,526	6,993	6,811
Purchased transportation	1,136	996	2,161	1,892
Rentals and landing fees	611	584	1,204	1,154
Depreciation and amortization	482	430	955	829
Fuel	1,060	860	2,024	1,801
Maintenance and repairs	519	492	1,063	1,007
Other	1,350	1,199	2,653	2,354

	8,668	8,087	17,053	15,848

OPERATING INCOME	783	839	1,597	1,623

OTHER INCOME (EXPENSE):
Interest, net	(15)	(17)	(40)	(26)
Other, net	—	1	(2)	(4)

	(15)	(16)	(42)	(30)

INCOME BEFORE INCOME TAXES	768	823	1,555	1,593

PROVISION FOR INCOME TAXES	289	312	582	607

NET INCOME	$479	$511	$973	$986

EARNINGS PER COMMON SHARE:
Basic	$1.55	$1.67	$3.15	$3.22

Diluted	$1.54	$1.64	$3.12	$3.17

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2007	2006

Operating Activities:
Net income	$973	$986
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	955	829
Provision for uncollectible accounts	62	61
Stock-based compensation	54	56
Deferred income taxes and other noncash items	30	(27)
Changes in operating assets and liabilities:
Receivables	(379)	(352)
Other current assets	(76)	(38)
Accounts payable and other operating liabilities	(314)	167
Other, net	(27)	(334)

Cash provided by operating activities	1,278	1,348

Investing Activities:
Capital expenditures	(1,513)	(1,459)
Business acquisition, net of cash acquired	—	(784)
Proceeds from asset dispositions and other	11	32

Cash used in investing activities	(1,502)	(2,211)

Financing Activities:
Principal payments on debt	(515)	(226)
Proceeds from debt issuance	—	999
Proceeds from stock issuances	50	55
Excess tax benefit on the exercise of stock options	12	13
Dividends paid	(62)	(55)
Other, net	—	(5)

Cash (used in) provided by financing activities	(515)	781

Net decrease in cash and cash equivalents	(739)	(82)
Cash and cash equivalents at beginning of period	1,569	1,937

Cash and cash equivalents at end of period	$830	$1,855

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2007 and the results of our operations for the three- and six-month periods ended November 30, 2007 and 2006 and our cash flows for the six-month periods ended November 30, 2007 and 2006. Operating results for the three- and six-month periods ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2008 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
The cumulative effect of adopting FIN 48 was immaterial. Upon adoption, our liability for income taxes under FIN 48 was $72 million, and the balance of accrued interest and penalties was $26 million. The liability recorded includes $57 million associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. These income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our condensed consolidated balance sheets. As of November 30, 2007, there were no material changes to the adoption date disclosures made above.
We file income tax returns in the U.S. and various foreign jurisdictions. The U.S. Internal Revenue Service is currently examining our returns for the 2004 through 2006 tax years. We are no longer subject to U.S. federal income tax examination for years through 2003 except for specific U.S. federal income tax positions that are in various stages of appeal. No resolution date can be reasonably estimated at this time for these audits and appeals. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.

It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible outcomes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill and indefinite life intangible asset). We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. SFAS 157 is effective for us beginning June 1, 2008 (fiscal 2009); however, the FASB has proposed a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation.
BUSINESS ACQUISITION. On September 3, 2006, we acquired FedEx National LTL (formerly Watkins Motor Lines) for $787 million in cash. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition.
DIVIDENDS DECLARED PER COMMON SHARE. On November 16, 2007, our Board of Directors declared a dividend of $0.10 per share of common stock. The dividend will be paid on January 2, 2008 to stockholders of record as of the close of business on December 12, 2007. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
(2) Stock-Based Compensation
We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans are set forth in our Annual Report.

We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the price of the stock on the grant date. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our condensed consolidated income statements.
Our total stock-based compensation expense for the periods ended November 30 was as follows (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

Stock-based compensation expense	$25	$25	$54	$56
The following table summarizes the stock option shares granted and corresponding weighted-average Black-Scholes value for the periods ended November 30:

	Six Months Ended
	2007	2006
Stock options granted	2,645,710	1,801,146
Weighted-average Black-Scholes value	$30.45	$31.81
The stock option grants during the six-month period ended November 30, 2007, were primarily in connection with our principal annual stock option grant in July 2007.
See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model. The following table presents the key weighted-average assumptions used in the valuation calculations for the options granted during the periods ended November 30:

	Six Months Ended
	2007	2006
Expected lives	5 years	5 years
Expected volatility	19%	22%
Risk-free interest rate	4.90%	4.95%
Dividend yield	0.329%	0.300%

(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2007	2006
Net income	$479	$511
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $9 in 2007 and $2 in 2006	47	2
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $5 in 2007	9	—

Comprehensive income	$535	$513

	Six Months Ended
	2007	2006
Net income	$973	$986
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $9 in 2007 and $2 in 2006	63	2
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $12 in 2007	22	—

Comprehensive income	$1,058	$988

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
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At November 30, 2007, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.

(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net income	$479	$511	$973	$986

Weighted-average shares of common stock outstanding	309	307	309	306
Common equivalent shares:
Assumed exercise of outstanding dilutive options	14	18	15	18
Less shares repurchased from proceeds of assumed exercise of options	(11)	(14)	(12)	(13)

Weighted-average common and common equivalent shares outstanding	312	311	312	311

Basic earnings per common share	$1.55	$1.67	$3.15	$3.22

Diluted earnings per common share	$1.54	$1.64	$3.12	$3.17

Antidilutive options excluded from diluted earnings per common share calculation	4.4	0.1	4.3	0.1

Antidilutive options included in the table above were excluded from the calculation of diluted earnings per share, as the exercise price of these options was greater than the average market price of common stock.
(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
U.S. domestic and international pension plans	$78	$114	$163	$228
U.S. domestic and international defined contribution plans	34	41	72	81
Postretirement healthcare plans	15	14	31	28

	$127	$169	$266	$337

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 was composed of the following (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Pension Plans:
Service cost	$130	$133	$259	$265
Interest cost	180	177	360	354
Expected return on plan assets	(247)	(233)	(493)	(465)
Amortization of prior service cost and other	15	37	37	74

	$78	$114	$163	$228

Postretirement Healthcare Plans:
Service cost	$8	$8	$17	$16
Interest cost	7	7	15	14
Amortization of prior service cost and other	—	(1)	(1)	(2)

	$15	$14	$31	$28

We made tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $479 million during the first six months of 2008 and $482 million during the first six months of 2007. We do not expect to make any additional significant contributions in 2008.
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
FedEx Kinko’s (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billing and collections)
FedEx Global Supply Chain Services (logistics services)
The FedEx Services segment includes FedEx Services, which is responsible for our sales, marketing and information technology functions, FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground, FedEx Global Supply Chain Services, which provides a range of logistics services to our customers, and FedEx Kinko’s.
During the first quarter of 2008, FedEx Kinko’s was reorganized as a part of the FedEx Services segment. FedEx Kinko’s provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers, through digital channels such as fedex.com. Under FedEx Services, FedEx Kinko’s benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. With this reorganization, the FedEx Services segment is now a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation.
As part of this reorganization, we are pursuing synergies in sales, marketing, information technology and administrative areas. During the third quarter of 2008, management decided to slow the rate of expansion for new locations in 2009 and balance the focus between store expansion and improving core services at existing stores. However, we remain committed to the long-term expansion of our retail network.
FedEx Kinko’s will continue to be treated as a reporting unit for purposes of goodwill and tradename impairment testing. A material change in our strategy or long-range outlook for FedEx Kinko’s could trigger the need to perform an impairment test on these assets in advance of our regularly scheduled annual tests in the fourth quarter.
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
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments includes the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes allocations for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates transportation segment financial performance based on operating income.
The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, and operating income to our condensed consolidated statements of income totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Revenues
FedEx Express segment	$6,037	$5,693	$11,926	$11,333
FedEx Ground segment	1,698	1,520	3,316	2,937
FedEx Freight segment (1)	1,236	1,225	2,469	2,238
FedEx Services segment	550	543	1,075	1,070
Other and eliminations	(70)	(55)	(136)	(107)

	$9,451	$8,926	$18,650	$17,471

Depreciation and amortization
FedEx Express segment	$234	$208	$464	$413
FedEx Ground segment	77	65	150	126
FedEx Freight segment (1)	58	52	115	83
FedEx Services segment	113	104	226	206
Other and eliminations	—	1	—	1

	$482	$430	$955	$829

Operating Income (2)
FedEx Express segment	$531	$508	$1,050	$983
FedEx Ground segment	173	193	363	352
FedEx Freight segment (1)	79	138	184	288

	$783	$839	$1,597	$1,623

(1)	Includes the results of FedEx National LTL from the date of acquisition on September 3, 2006.

(2)	The net operating costs of the FedEx Services segment, including FedEx Kinko’s, are allocated back to the transportation segments it supports. Prior year amounts have been revised to conform to the current year presentation.

The following table provides a reconciliation of segment assets to our condensed consolidated balance sheets totals as of November 30, 2007 and May 31, 2007 (in millions):

	November 30,	May 31,
	2007	2007
Segment Assets
FedEx Express segment	$16,934	$15,650
FedEx Ground segment	4,276	3,937
FedEx Freight segment	3,274	3,150
FedEx Services segment	5,460	5,384
Other and eliminations	(5,597)	(4,121)

	$24,347	$24,000

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the six months ended November 30 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services	Consolidated
	Segment	Segment	Segment	Segment	Total
2007	$815	$288	$181	$229	$1,513
2006	770	317	168	204	1,459

The following table presents revenue by service type and geographic information for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,615	$1,634	$3,231	$3,288
U.S. overnight envelope	481	488	992	1,000
U.S. deferred	730	716	1,441	1,421

Total U.S. domestic package revenue	2,826	2,838	5,664	5,709
International Priority (IP)	1,910	1,697	3,731	3,362
International domestic (1)	174	57	329	109

Total package revenue	4,910	4,592	9,724	9,180

Freight:
U.S.	604	624	1,197	1,231
International priority freight	312	271	604	520
International airfreight	96	106	190	209

Total freight revenue	1,012	1,001	1,991	1,960
Other (2)	115	100	211	193

Total FedEx Express segment	6,037	5,693	11,926	11,333

FedEx Ground segment	1,698	1,520	3,316	2,937
FedEx Freight segment (3)	1,236	1,225	2,469	2,238
FedEx Services segment	550	543	1,075	1,070
Other and Eliminations	(70)	(55)	(136)	(107)

	$9,451	$8,926	$18,650	$17,471

GEOGRAPHICAL INFORMATION (4)
Revenues:
U.S.	$6,790	$6,649	$13,483	$12,995
International	2,661	2,277	5,167	4,476

	$9,451	$8,926	$18,650	$17,471

The following table presents noncurrent assets as of November 30, 2007 and May 31, 2007 (in millions):

	November 30,	May 31,
	2007	2007
Noncurrent assets:
U.S.	$14,782	$14,191
International	3,214	3,180

	$17,996	$17,371

(1)	International domestic revenues include our international domestic express operations in the United Kingdom, Canada, India and China.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Includes the results of FedEx National LTL from the date of acquisition on September 3, 2006.

(4)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

(8) Commitments
As of November 30, 2007, our purchase commitments for the remainder of 2008 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2008 (remainder)	$243	$82	$288	$613
2009	930	143	183	1,256
2010	907	132	113	1,152
2011	665	9	62	736
2012	31	—	56	87
Thereafter	—	—	164	164

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, and advertising and promotions contracts.
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
Deposits and progress payments of $122 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) and Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2007, with the year of expected delivery:

	A300	B757	B777F	MD11	Total
2008 (remainder)	3	6	—	—	9
2009	3	14	—	2	19
2010	—	4	6	—	10
2011	—	5	9	—	14
2012	—	3	—	—	3

Total	6	32	15	2	55

A summary of future minimum lease payments under capital leases at November 30, 2007 is as follows
(in millions):

2008 (remainder)	$92
2009	13
2010	97
2011	8
2012	8
Thereafter	137

355
Less amount representing interest	50

Present value of net minimum lease payments	$305

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at November 30, 2007 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2008 (remainder)	$388	$576	$964
2009	558	1,046	1,604
2010	544	870	1,414
2011	526	713	1,239
2012	504	596	1,100
Thereafter	3,430	3,574	7,004

	$5,950	$7,375	$13,325

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
(9) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. In September 2007, we tentatively agreed to settle two such lawsuits against FedEx Ground for an immaterial amount. We have denied any liability and intend to vigorously defend ourselves in the other wage-and-hour lawsuits. Given the nature and status of the claims in these other lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Independent Contractor. Estrada v. FedEx Ground is a class action involving single work area contractors in California. In August 2007, the California appellate court affirmed the trial court’s ruling in Estrada that a limited number of California single work area contractors (most of whom have not contracted with FedEx Ground since 2001) should be reimbursed as employees for some of their operating expenses. The California supreme court has refused to review the appellate court decision. Accordingly, the case has been remanded to the trial court for reconsideration of the amount of such reimbursable expenses. We do not expect to incur a material loss in the Estrada matter.

FedEx Ground is involved in numerous other purported class-action lawsuits and state administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. Most of the purported class actions have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multi-district litigation, discovery and class certification briefing are now complete.
In October 2007, we received a decision from the court granting class certification in a Kansas action alleging state law claims on behalf of a statewide class and federal law claims under the Employee Retirement Income Security Act of 1974 on behalf of a nationwide class. The court also required the parties to submit briefs on the issue of whether the decision should be applied to the other actions pending class certification determination in the multi-district litigation. We have appealed the decision to the U.S. Court of Appeals for the Seventh Circuit.
Adverse determinations in these matters could, among other things, entitle certain of our contractors to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any, in these matters, but it is reasonably possible that such potential loss or such changes could be material.
On December 20, 2007, the Internal Revenue Service (“IRS”) informed us that its audit team had concluded an audit for the 2002 calendar year regarding the classification of owner-operators at FedEx Ground. The IRS has tentatively concluded, subject to further discussion with us, that FedEx Ground’s pick-up-and-delivery owner-operators should be reclassified as employees for federal employment tax purposes. The IRS has indicated that it anticipates assessing tax and penalties of $319 million plus interest for 2002. Similar issues are under audit by the IRS for calendar years 2004 through 2006. We believe that we have strong defenses to the IRS’s tentative assessment and will vigorously defend our position, as we continue to believe that FedEx Ground’s owner-operators are independent contractors. Given the preliminary status of this matter, we cannot yet determine the amount or a reasonable range of potential loss. However, we do not believe that any loss is probable.
Antitrust — FedEx Freight Fuel Surcharge. In July 2007, a purported antitrust class action lawsuit was filed in California federal court, naming FedEx Corporation (particularly FedEx Freight Corporation and its LTL freight subsidiaries) and several other major LTL freight carriers as defendants. The lawsuit alleges that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeks injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases have been filed against us and other LTL freight carriers, each with allegations of conspiracy to fix fuel surcharge rates along with other related allegations. We believe that these lawsuits have no merit and intend to vigorously defend ourselves. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any, in these matters.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the periods ended November 30 (in millions):

	Six Months Ended
	2007	2006
Cash payments for:
Interest (net of capitalized interest)	$65	$64
Income taxes	567	642

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
November 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$435	$140	$255	$—	$830
Receivables, less allowances	2	3,284	1,083	(45)	4,324
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	3	564	99	—	666
Deferred income taxes	—	493	38	—	531

Total current assets	440	4,481	1,475	(45)	6,351

PROPERTY AND EQUIPMENT, AT COST	23	25,796	2,562	—	28,381
Less accumulated depreciation and amortization	14	13,987	1,155	—	15,156

Net property and equipment	9	11,809	1,407	—	13,225

INTERCOMPANY RECEIVABLE	—	2,873	654	(3,527)	—
GOODWILL	—	2,667	848	—	3,515
INVESTMENT IN SUBSIDIARIES	17,656	3,410	—	(21,066)	—
OTHER ASSETS	661	482	745	(632)	1,256

	$18,766	$25,722	$5,129	$(25,270)	$24,347

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$41	$84	$2	$—	$127
Accrued salaries and employee benefits	39	842	185	—	1,066
Accounts payable	39	1,793	513	(45)	2,300
Accrued expenses	24	1,148	245	—	1,417

Total current liabilities	143	3,867	945	(45)	4,910

LONG-TERM DEBT, LESS CURRENT PORTION	1,249	756	2	—	2,007
INTERCOMPANY PAYABLE	3,527	—	—	(3,527)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,282	278	(632)	928
Other liabilities	107	2,507	128	—	2,742

Total other long-term liabilities	107	3,789	406	(632)	3,670

STOCKHOLDERS’ INVESTMENT	13,740	17,310	3,776	(21,066)	13,760

	$18,766	$25,722	$5,129	$(25,270)	$24,347

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,212	$124	$233	$—	$1,569
Receivables, less allowances	—	3,029	948	(35)	3,942
Spare parts, fuel, supplies, prepaid expenses and other, less allowances	7	500	75	—	582
Deferred income taxes	—	505	31	—	536

Total current assets	1,219	4,158	1,287	(35)	6,629

PROPERTY AND EQUIPMENT, AT COST	22	24,681	2,387	—	27,090
Less accumulated depreciation and amortization	14	13,422	1,018	—	14,454

Net property and equipment	8	11,259	1,369	—	12,636

INTERCOMPANY RECEIVABLE	—	924	539	(1,463)	—
GOODWILL	—	2,667	830	—	3,497
INVESTMENT IN SUBSIDIARIES	14,588	3,340	—	(17,928)	—
OTHER ASSETS	670	457	755	(644)	1,238

	$16,485	$22,805	$4,780	$(20,070)	$24,000

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$551	$85	$3	$—	$639
Accrued salaries and employee benefits	60	1,079	215	—	1,354
Accounts payable	37	1,563	448	(32)	2,016
Accrued expenses	36	1,197	189	(3)	1,419

Total current liabilities	684	3,924	855	(35)	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	1,248	757	2	—	2,007
INTERCOMPANY PAYABLE	1,463	—	—	(1,463)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,262	279	(644)	897
Other liabilities	451	2,445	116	—	3,012

Total other long-term liabilities	451	3,707	395	(644)	3,909

STOCKHOLDERS’ INVESTMENT	12,639	14,417	3,528	(17,928)	12,656

	$16,485	$22,805	$4,780	$(20,070)	$24,000

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,788	$1,773	$(110)	$9,451

OPERATING EXPENSES:
Salaries and employee benefits	24	2,870	616	—	3,510
Purchased transportation	—	822	336	(22)	1,136
Rentals and landing fees	1	532	78	—	611
Depreciation and amortization	1	409	72	—	482
Fuel	—	983	77	—	1,060
Maintenance and repairs	—	478	41	—	519
Intercompany charges, net	(53)	(57)	110	—	—
Other	27	1,131	280	(88)	1,350

	—	7,168	1,610	(110)	8,668

OPERATING INCOME	—	620	163	—	783

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	479	72	—	(551)	—
Interest, net	(12)	1	(4)	—	(15)
Intercompany charges, net	14	(18)	4	—	—
Other, net	(2)	1	1	—	—

INCOME BEFORE INCOME TAXES	479	676	164	(551)	768

Provision for income taxes	—	220	69	—	289

NET INCOME	$479	$456	$95	$(551)	$479

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,541	$1,479	$(94)	$8,926

OPERATING EXPENSES:
Salaries and employee benefits	25	2,987	514	—	3,526
Purchased transportation	—	762	241	(7)	996
Rentals and landing fees	2	519	64	(1)	584
Depreciation and amortization	1	373	56	—	430
Fuel	—	807	53	—	860
Maintenance and repairs	—	460	32	—	492
Intercompany charges, net	(49)	(63)	112	—	—
Other	21	1,055	209	(86)	1,199

	—	6,900	1,281	(94)	8,087

OPERATING INCOME	—	641	198	—	839

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	511	123	—	(634)	—
Interest, net	(7)	(11)	1	—	(17)
Intercompany charges, net	8	(6)	(2)	—	—
Other, net	(1)	1	1	—	1

INCOME BEFORE INCOME TAXES	511	748	198	(634)	823

Provision for income taxes	—	261	51	—	312

NET INCOME	$511	$487	$147	$(634)	$511

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$15,434	$3,422	$(206)	$18,650

OPERATING EXPENSES:
Salaries and employee benefits	57	5,726	1,210	—	6,993
Purchased transportation	—	1,568	634	(41)	2,161
Rentals and landing fees	2	1,051	152	(1)	1,204
Depreciation and amortization	1	808	146	—	955
Fuel	—	1,879	145	—	2,024
Maintenance and repairs	—	984	79	—	1,063
Intercompany charges, net	(106)	(75)	181	—	—
Other	46	2,231	540	(164)	2,653

	—	14,172	3,087	(206)	17,053

OPERATING INCOME	—	1,262	335	—	1,597

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	973	146	—	(1,119)	—
Interest, net	(21)	(12)	(7)	—	(40)
Intercompany charges, net	26	(31)	5	—	—
Other, net	(5)	2	1	—	(2)

INCOME BEFORE INCOME TAXES	973	1,367	334	(1,119)	1,555

Provision for income taxes	—	465	117	—	582

NET INCOME	$973	$902	$217	$(1,119)	$973

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$15,009	$2,641	$(179)	$17,471

OPERATING EXPENSES:
Salaries and employee benefits	52	5,857	902	—	6,811
Purchased transportation	—	1,491	415	(14)	1,892
Rentals and landing fees	2	1,033	120	(1)	1,154
Depreciation and amortization	1	735	93	—	829
Fuel	—	1,711	90	—	1,801
Maintenance and repairs	—	957	50	—	1,007
Intercompany charges, net	(99)	(94)	193	—	—
Other	44	2,092	382	(164)	2,354

	—	13,782	2,245	(179)	15,848

OPERATING INCOME	—	1,227	396	—	1,623

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	986	237	—	(1,223)	—
Interest, net	(6)	(21)	1	—	(26)
Intercompany charges, net	9	(15)	6	—	—
Other, net	(3)	—	(1)	—	(4)

INCOME BEFORE INCOME TAXES	986	1,428	402	(1,223)	1,593

Provision for income taxes	—	498	109	—	607

NET INCOME	$986	$930	$293	$(1,223)	$986

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(320)	$1,403	$195	$—	$1,278

INVESTING ACTIVITIES
Capital expenditures	—	(1,361)	(152)	—	(1,513)
Proceeds from asset dispositions and other	—	4	7	—	11

CASH USED IN INVESTING ACTIVITIES	—	(1,357)	(145)	—	(1,502)

FINANCING ACTIVITIES
Net transfers from (to) Parent	55	(28)	(27)	—	—
Principal payments on debt	(512)	(2)	(1)	—	(515)
Proceeds from stock issuances	50	—	—	—	50
Excess tax benefit on the exercise of stock options	12	—	—	—	12
Dividends paid	(62)	—	—	—	(62)

CASH USED IN FINANCING ACTIVITIES	(457)	(30)	(28)	—	(515)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(777)	16	22	—	(739)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$435	$140	$255	$—	$830

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2006

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(290)	$1,439	$199	$—	$1,348

INVESTING ACTIVITIES
Capital expenditures	—	(1,355)	(104)	—	(1,459)
Business acquisition, net of cash acquired	—	—	(784)	—	(784)
Proceeds from asset dispositions and other	—	15	17	—	32

CASH USED IN INVESTING ACTIVITIES	—	(1,340)	(871)	—	(2,211)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(633)	(44)	677	—	—
Proceeds from debt issuance	999	—	—	—	999
Principal payments on debt	(200)	(26)	—	—	(226)
Proceeds from stock issuances	55	—	—	—	55
Excess tax benefit on the exercise of stock options	13	—	—	—	13
Dividends paid	(55)	—	—	—	(55)
Other, net	(5)	—	—	—	(5)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	174	(70)	677	—	781

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(116)	29	5	—	(82)
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$1,563	$143	$149	$—	$1,855

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
December 21, 2007

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
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our major service lines include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing and information technology support, as well as retail access for customers through FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”), primarily for the benefit of FedEx Express and FedEx Ground. These companies form the core of our reportable segments. See “Reportable Segments” for further discussion.
The key indicators necessary to understand our operating results include:
•	the overall customer demand for our various services;

•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, primarily measured by yield (average price per shipment or pound or average price per hundredweight for FedEx Freight LTL Group shipments);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2007	2006(1)	Change		2007	2006(1)	Change
Revenues	$9,451	$8,926	6		$18,650	$17,471	7
Operating income	783	839	(7)		1,597	1,623	(2)
Operating margin	8.3%	9.4%	(110	)bp	8.6%	9.3%	(70	)bp
Net income	$479	$511	(6)		$973	$986	(1)

Diluted earnings per share	$1.54	$1.64	(6)		$3.12	$3.17	(2)

(1)	Operating expenses for the three and six months ended November 30, 2006 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006. The impact of this new contract on net income was approximately $78 million net of tax, or $0.25 per diluted share.
The following table shows changes in revenues and operating income by reportable segment for the three- and six-month periods ended November 30, 2007 compared to 2006 (in millions):

	Change in		Percent Change in		Change in		Percent Change in
	Revenue		Revenue		Operating Income		Operating Income
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
FedEx Express segment(1)	$344	593	6	5	$23	67	5	7
FedEx Ground segment	178	379	12	13	(20)	11	(10)	3
FedEx Freight segment (2)	11	231	1	10	(59)	(104)	(43)	(36)
FedEx Services segment	7	5	1	—	—	—	—	—
Other and Eliminations	(15)	(29)	NM	NM	—	—	—	—

	$525	$1,179	6	7	$(56)	$(26)	(7)	(2)

(1)	FedEx Express operating expenses for the three and six months ended November 30, 2006 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006.

(2)	FedEx Freight segment results for the six months ended include the results of FedEx National LTL from the date of its acquisition on September 3, 2006.

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected volume statistics (in thousands) for the five most recent quarters:

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield statistics for the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Overview of Consolidated Results
Our operating income and net income for the second quarter and first half of 2008 declined due to the net impact of substantially higher fuel costs and the continued weakness in the U.S. economy, which is limiting demand for our U.S. domestic package and LTL freight services. Increases in international shipments at FedEx Express and strong volume growth at FedEx Ground were positive factors for both the second quarter and first half of 2008. Lower variable incentive compensation and reduced retirement plans costs partially mitigated the impact of higher net fuel costs and the weak U.S. economy on our overall results. Operating income for the second quarter and first half of 2007 included $143 million in expenses associated with our pilot contract, which were mostly offset by the benefits from the timing of net fuel impacts and Hurricane Katrina insurance proceeds.
Revenue growth for the second quarter and first half of 2008 was primarily attributable to continued growth in FedEx Express International Priority (“IP”) volumes and yields, significant increases in FedEx Express international domestic revenues due to acquisitions in the second half of 2007 and strong volume growth at FedEx Ground. FedEx Freight segment revenues remained relatively flat during the second quarter of 2008 due to the weak U.S. economy, and growth in the first half of 2008 was due to the inclusion of FedEx National LTL, which was acquired in the second quarter of 2007.
Operating income decreased in the second quarter and first half of 2008 due to the negative net impact of fuel costs across our transportation segments (as noted above) and the continued weakness in the U.S. economy. Reduced profitability in the second quarter was also driven by lower operating income at the FedEx Freight segment and costs associated with the independent contractor incentive programs within our FedEx Ground segment. Higher legal costs at FedEx Ground during the first quarter of 2008 negatively impacted our operating income for the first half of 2008.
Fuel expense increased approximately 23% during the second quarter of 2008, and approximately 12% for the first half of 2008, primarily due to an increase in the average price per gallon of fuel. Our operating income in the second quarter of 2008 reflected a difficult quarter-over-quarter comparison, as last year’s second quarter results benefited from the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust. During the second quarter of 2008, we experienced the opposite effect, as fuel prices significantly increased throughout the quarter, while changes in fuel surcharges for FedEx Express and FedEx Ground lag these increases by approximately six to eight weeks.

Fuel surcharges were not sufficient to offset incremental fuel costs for the second quarter and first half of 2008 based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and first half of 2008 and 2007 in the following discussions of each of our transportation segments.
Our effective tax rate was 37.6% for the second quarter of 2008 and 37.4% for the first half of 2008, as compared to 37.9% for the second quarter of 2007 and 38.1% for the first half of 2007. The 2008 tax rate was lower than the 2007 rate primarily due to a favorable tax audit adjustment in the first quarter of 2008 and to increased international earnings permanently reinvested in our global network outside the United States. We expect the effective tax rate to be between 37.5% and 38.0% for the remainder of 2008. The actual rate will depend on a number of factors, including the amount and source of operating income.
Outlook
We expect our revenue growth rates to continue to moderate across all segments for the second half of 2008, as the continued weak U.S. economy is expected to further restrain demand for U.S. domestic express package and LTL freight services. We anticipate modest earnings growth for the remainder of 2008, as ongoing weakness in the U.S. economy and rising fuel costs will continue to negatively impact our results. These factors will be partially mitigated by revenue growth, primarily from IP services at FedEx Express and increased volumes at FedEx Ground. We are employing cost containment initiatives across all business segments to manage near-term expenditures, but continue to pursue strategic projects related to our long-term growth plans. Accordingly, we continue to expect our earnings in 2008 to be below our long-term goal of 10% to 15% annual earnings growth. However, we remain optimistic about the long-term prospects for all of our business segments.
We expect to continue to make significant investments to expand our global networks and broaden our service offerings, particularly through our international investments. Our planned investments for 2008 are focused on support for long-term volume growth, such as additional or expanded facilities and new aircraft, improvements in service levels, and improvements to productivity, including updates and enhancements to our technology capabilities. However, in light of the impact of the weak U.S. economy on demand for domestic package and LTL services, we have reduced our 2008 capital expenditure forecast from $3.5 billion to $3.1 billion.
All of our businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. Historically, our fuel surcharges have largely been sufficient to offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings in the short-term.
See “Forward-Looking Statements” for a discussion of potential risks and uncertainties that could materially affect our future performance.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.

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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill and indefinite life intangible asset). We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. SFAS 157 is effective for us beginning June 1, 2008 (fiscal 2009); however, the FASB has proposed a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.

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
The FedEx Services segment includes FedEx Services, which is responsible for our sales, marketing and information technology functions, FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground, FedEx Global Supply Chain Services, which provides a range of logistics services to our customers, and FedEx Kinko’s.
During the first quarter of 2008, FedEx Kinko’s was reorganized as a part of the FedEx Services segment. FedEx Kinko’s provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers, through digital channels such as fedex.com. Under FedEx Services, FedEx Kinko’s benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. With this reorganization, the FedEx Services segment is now a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation.
As part of this reorganization, we are pursuing synergies in sales, marketing, information technology and administrative areas. During the third quarter of 2008, management decided to slow the rate of expansion for new locations in 2009 and balance the focus between store expansion and improving core services at existing stores. However, we remain committed to the long-term expansion of our retail network.
FedEx Kinko’s will continue to be treated as a reporting unit for purposes of goodwill and tradename impairment testing. A material change in our strategy or long-range outlook for FedEx Kinko’s could trigger the need to perform an impairment test on these assets in advance of our regularly scheduled annual tests in the fourth quarter.

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
FedEx Services segment revenues, which reflect the operations of FedEx Kinko’s and FedEx Global Supply Chain Services, increased slightly for the second quarter and first half of 2008. Higher package acceptance fees and revenue generated from new locations more than offset declines in copy product revenues at FedEx Kinko’s for the second quarter and first half of 2008. Capital expenditures for the FedEx Services segment are primarily associated with information technology investments and store expansion activities at FedEx Kinko’s. FedEx Kinko’s continues to invest in a multi-year plan to open new store locations, improving core services and enhancing its integrated digital document service network, supporting the company’s objective of being the back office for local businesses and the remote office for traveling professionals. FedEx Kinko’s opened 173 new centers during the first half of 2008.
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
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments includes the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes allocations for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates transportation segment financial performance based on operating income.

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues:
Package:
U.S. overnight box	$1,615	$1,634	(1)		$3,231	$3,288	(2)
U.S. overnight envelope	481	488	(1)		992	1,000	(1)
U.S. deferred	730	716	2		1,441	1,421	1

Total U.S. domestic package revenue	2,826	2,838	—		5,664	5,709	(1)

International Priority (IP)	1,910	1,697	13		3,731	3,362	11
International domestic (1)	174	57	NM		329	109	NM

Total package revenue	4,910	4,592	7		9,724	9,180	6
Freight:
U.S.	604	624	(3)		1,197	1,231	(3)
International priority freight	312	271	15		604	520	16
International airfreight	96	106	(9)		190	209	(9)

Total freight revenue	1,012	1,001	1		1,991	1,960	2
Other (2)	115	100	15		211	193	9

Total revenues	6,037	5,693	6		11,926	11,333	5
Operating expenses:
Salaries and employee benefits	2,059	2,116	(3)		4,119	4,118	—
Purchased transportation	299	269	11		579	532	9
Rentals and landing fees	417	392	6		828	790	5
Depreciation and amortization	234	208	13		464	413	12
Fuel	872	716	22		1,672	1,514	10
Maintenance and repairs	376	365	3		778	763	2
Intercompany charges	536	520	3		1,051	1,022	3
Other	713	599	19		1,385	1,198	16

Total operating expenses (3)	5,506	5,185	6		10,876	10,350	5

Operating income	$531	$508	5		$1,050	$983	7

Operating margin	8.8%	8.9%	(10	)bp	8.8%	8.7%	10	bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Operating expenses for the three and six months ended November 30, 2006 included a $143 million charge associated with upfront compensation and benefits under the labor contract with our pilots, which was ratified in October 2006.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2007	2006	Change	2007	2006	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,163	1,183	(2)	1,150	1,174	(2)
U.S. overnight envelope	677	700	(3)	688	702	(2)
U.S. deferred	902	895	1	883	875	1

Total U.S. domestic ADV	2,742	2,778	(1)	2,721	2,751	(1)

IP	535	502	7	516	484	7
International domestic (2)	310	49	NM	294	46	NM

Total ADV	3,587	3,329	8	3,531	3,281	8

Revenue per package (yield):
U.S. overnight box	$22.06	$21.92	1	$21.94	$21.87	—
U.S. overnight envelope	11.27	11.06	2	11.26	11.13	1
U.S. deferred	12.84	12.70	1	12.76	12.69	1
U.S. domestic composite	16.36	16.21	1	16.26	16.21	—
IP	56.63	53.71	5	56.52	54.33	4
International domestic (2)	8.90	18.41	NM	8.75	18.37	NM
Composite package yield	21.73	21.90	(1)	21.52	21.86	(2)

Freight Statistics (1)
Average daily freight pounds:
U.S.	8,915	9,917	(10)	8,878	9,642	(8)
International priority freight	2,279	1,980	15	2,150	1,876	15
International airfreight	1,827	1,946	(6)	1,789	1,922	(7)

Total average daily freight pounds	13,021	13,843	(6)	12,817	13,440	(5)

Revenue per pound (yield):
U.S.	$1.08	$1.00	8	$1.05	$1.00	5
International priority freight	2.17	2.18	—	2.19	2.17	1
International airfreight	0.83	0.86	(3)	0.83	0.85	(2)
Composite freight yield	1.23	1.15	7	1.21	1.14	6

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.
FedEx Express Segment Revenues
FedEx Express segment revenues increased 6% in the second quarter of 2008 and 5% in the first half of 2008 due to growth in IP and international domestic revenue, partially offset by decreases in U.S. domestic package and U.S. freight revenues. During the second quarter of 2008, IP revenues grew 13% on volume growth of 7% and yield improvement of 5%. During the first half of 2008, IP revenue grew 11% on volume growth of 7% and yield improvement of 4%. Significant increases in international domestic revenues were driven by business acquisitions in the second half of 2007, primarily in the United Kingdom.
IP volume growth during the second quarter and first half of 2008 was due to increased demand in Asia, resulting from continued expansion of our services in Asian markets, as well as increases in the U.S. outbound and European markets. Increased international domestic volumes were driven by business acquisitions in the second half of 2007. U.S. domestic package and U.S. freight volumes decreased during the second quarter and first half of 2008, as the ongoing weak U.S. economy continued to have an impact on demand for these services.
IP yield increased during the second quarter and first half of 2008 primarily due to favorable exchange rates and increases in international average weight per package, partially offset by decreases in the average rate per pound. International domestic yield decreased during the second quarter and first half of 2008 as a result of the inclusion of lower-yielding services at the companies acquired in the second half of 2007. Composite freight yield increased in both the second quarter and first half of 2008 due to changes in service mix and favorable exchange rates.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

U.S. Domestic and Outbound Fuel Surcharge:
Low	14.00%	12.50%	13.50%	12.50%
High	16.50	17.00	16.50	17.00
Weighted-average	15.00	15.35	14.34	15.67

International Fuel Surcharges:
Low	12.50	12.00	12.00	12.00
High	16.50	17.00	16.50	17.00
Weighted-average	14.91	14.33	14.47	14.55
In October 2007, we announced a 6.9% average list price increase effective January 7, 2008 on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%. In November 2006, we announced a 5.5% average list price increase effective January 1, 2007 on FedEx Express U.S. domestic and U.S. outbound shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%.
FedEx Express Segment Operating Income
Operating results for the second quarter and first half of 2008 were negatively impacted by higher net fuel costs and the continued softness in the U.S. economy. Continued investment in domestic express services in China also negatively impacted results in the second quarter and first half of 2008. However, volume growth in IP services, reduced retirement plan costs, the favorable impact of foreign currency exchange rates and lower variable incentive compensation offset the net impact of increased fuel costs on operating income during the second quarter and first half of 2008. Operating income for the second quarter and first half of 2007 included $143 million in expenses associated with our pilot contract, which were partially offset by the benefits from the timing of net fuel impacts and Hurricane Katrina insurance proceeds.
Fuel costs increased in the second quarter and first half of 2008 due to an increase in the average price per gallon of fuel. Our operating income in the second quarter of 2008 reflected a difficult year-over-year comparison, as last year’s second quarter results benefited from the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust. During the second quarter of 2008, we experienced the opposite effect, as fuel prices significantly increased throughout the quarter, while our changes in fuel surcharges lag these increases by approximately six to eight weeks.
Purchased transportation costs increased in the second quarter and first half of 2008 primarily due to the inclusion of our 2007 business acquisitions, the impact of higher fuel costs and IP volume growth, which required a higher utilization of contract pickup and delivery services. These increases were partially offset by the elimination of payments by us for pickup and delivery services provided by our former China joint venture partner, as we acquired this business in the second half of 2007. Depreciation expense increased 13% in the second quarter of 2008 and 12% in the first half of 2008 primarily due to aircraft purchases and our 2007 business acquisitions. Other operating expenses increased during the second quarter and first half of 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. We previously recorded only our portion of the net results of the China business due to the joint venture structure.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues	$1,698	$1,520	12		$3,316	$2,937	13
Operating expenses:
Salaries and employee benefits	272	256	6		532	497	7
Purchased transportation	697	592	18		1,317	1,145	15
Rentals	50	44	14		93	80	16
Depreciation and amortization	77	65	18		150	126	19
Fuel	46	28	64		80	59	36
Maintenance and repairs	38	32	19		72	63	14
Intercompany charges	165	145	14		324	279	16
Other	180	165	9		385	336	15

Total operating expenses	1,525	1,327	15		2,953	2,585	14

Operating income	$173	$193	(10)		$363	$352	3

Operating margin	10.2%	12.7%	(250	) bp	10.9%	12.0%	(110	) bp

Average daily package volume
FedEx Ground	3,505	3,242	8		3,356	3,082	9
FedEx SmartPost	672	657	2		603	585	3

Revenue per package (yield)
FedEx Ground	$7.27	$7.04	3		$7.34	$7.08	4
FedEx SmartPost	$2.12	$1.95	9		$2.07	$1.86	11
FedEx Ground Segment Revenues
Revenues increased during the second quarter and first half of 2008 due to continued volume and yield growth. Average daily volumes at FedEx Ground rose in both the second quarter and first half of 2008 due to market share gains in our commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during the second quarter and first half of 2008 was primarily due to the impact of a general rate increase, higher extra service revenue (primarily through our residential, additional handling and large package surcharges) and dimensional rating. This increase was partially offset by higher customer discounts and a lower average weight and zone per package.
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

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Low	4.75%	4.50%	4.50%	4.25%
High	5.00	5.25	5.00	5.25
Weighted-average	4.84	4.84	4.67	4.71
In November 2007, we announced a 4.9% average list price increase and made various changes to other surcharges effective January 7, 2008 on FedEx Ground shipments.
FedEx Ground Segment Operating Income
FedEx Ground segment operating income decreased 10% during the second quarter of 2008 primarily due to an increase in purchased transportation costs and the net impact of increased fuel costs. Operating income increased slightly for the first half of 2008, as revenue growth was substantially offset by the net impact of increased fuel costs during the second quarter of 2008 and higher legal costs during the first quarter of 2008.
Fuel costs increased significantly year-over-year for both the second quarter and first half of 2008 due to an increase in the average price per gallon of fuel. Purchased transportation costs increased in the second quarter and first half of 2008 as a result of the costs associated with our independent contractor program (as described below) and increased fuel expenses. The independent contractor incentive program costs were recorded as incurred in the second quarter of 2008. Depreciation expense and rent expense increased in the second quarter and first half of 2008 due to higher spending on material handling equipment and facilities associated with our multi-year capacity expansion plan. Increases in intercompany charges during the second quarter and first half of 2008 were primarily due to increased sales and marketing and customer service costs.
Independent Contractor Matters
FedEx Ground faces increased regulatory and legal uncertainty with respect to its independent contractors. As part of its operations, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. In September 2007, FedEx Ground announced a nationwide program which provides greater incentives to certain of its 15,000 contractors who choose to grow their businesses by adding routes. Also, during the second quarter of 2008, FedEx Ground offered special incentives to encourage California-based single route contractors to transform their operations into multiple-route businesses or sell their routes to others. The response to our California-based single route contractor program has been exceptional, with virtually all contractors accepting the incentives.
FedEx Ground anticipates continuing changes to its relationships with its contractors, which are expected to increase the cost of operations, and it is reasonably possible that such cost increases could be material. However, management believes the FedEx Ground business remains fundamentally strong and will continue to grow market share and improve the customer experience.
FedEx Ground is involved in numerous purported class-action lawsuits, state administrative proceedings and Internal Revenue Service audits that claim the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Note 9 of the accompanying unaudited consolidated financial statements.

FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2007	2006(1)	Change		2007	2006(1)	Change
Revenues	$1,236	$1,225	1		$2,469	$2,238	10
Operating expenses:
Salaries and employee benefits	607	592	3		1,202	1,076	12
Purchased transportation	147	140	5		277	223	24
Rentals and landing fees	29	30	(3)		57	53	8
Depreciation and amortization	58	52	12		115	83	39
Fuel	141	116	22		271	228	19
Maintenance and repairs	45	45	—		92	77	19
Intercompany charges	20	16	25		41	30	37
Other	110	96	15		230	180	28

Total operating expenses	1,157	1,087	6		2,285	1,950	17

Operating income	$79	$138	(43)		$184	$288	(36)

Operating margin	6.4%	11.3%	(490	) bp	7.5%	12.9%	(540	) bp

Average daily LTL shipments (in thousands)	82	87	(6)		81	78	4
Weight per LTL shipment (lbs)	1,129	1,127	—		1,130	1,128	—
LTL yield (revenue per hundredweight)	$19.56	$18.73	4		$19.48	$18.35	6

(1)	Includes the results of FedEx National LTL from the date of its acquisition on September 3, 2006.
FedEx Freight Segment Revenues
FedEx Freight segment revenues remained relatively flat during the second quarter of 2008 due to the weak U.S. economy and increased 10% during the first half of 2008 primarily due to the inclusion of the FedEx National LTL acquisition. Average daily LTL shipments declined 6% in the second quarter of 2008, as demand for services in the LTL sector has been restrained by the weak U.S. economy. Average daily LTL shipments grew 4% during the first half of 2008 due to the inclusion of FedEx National LTL. LTL yield grew 4% during the second quarter of 2008 due to higher rates. LTL yield increased 6% in the first half of 2008 reflecting higher yields from longer-haul FedEx National LTL shipments. The yield increase for the second quarter and first half of 2008 was negatively impacted by the fuel surcharge reduction described below.
During the first quarter of 2008, FedEx Freight reduced its standard regional LTL fuel surcharge by 25% and FedEx National LTL reduced its standard LTL fuel surcharge to levels commensurate with FedEx Freight. We made these changes to assist our customers, who are facing a challenging economy and high fuel prices. The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Low	14.9%	15.0%	14.5%	15.0%
High	17.3	20.5	19.7	21.2
Weighted-average	16.1	16.8	16.6	18.5

FedEx Freight Segment Operating Income
FedEx Freight segment operating income and operating margin decreased in both the second quarter and first half of 2008, reflecting lower volumes at FedEx National LTL and slower year-over-year growth in regional LTL yield. The net impact of higher fuel costs and the fuel surcharge reduction described above also negatively affected margins. Second quarter and first half results for 2007 include a gain related to the sale of an operating facility and insurance proceeds associated with Hurricane Katrina, which were recorded in other operating expenses. Lower volumes at FedEx National LTL continue to be driven by the weak U.S. economy.
The inclusion of FedEx National LTL in our results has impacted the first half of 2008 comparability of all our operating expenses. Along with incremental costs from FedEx National LTL, depreciation expense increased during the second quarter and first half of 2008 due to equipment purchased to support ongoing replacement requirements and long-term volume growth. Fuel costs increased during the second quarter and first half of 2008 due to an increase in the average price per gallon of diesel fuel. Fuel surcharges did not offset the effect of fuel costs on operating results for the second quarter of 2008, due to the fuel surcharge rate reduction described above. Purchased transportation costs increased in the first half of 2008 due to the inclusion of FedEx National LTL, which uses a higher proportion of these services, and higher rates paid to our third-party transportation providers.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $830 million at November 30, 2007, compared to $1.569 billion at May 31, 2007. The following table provides a summary of our cash flows for the six month periods ended November 30 (in millions):

	2007	2006

Operating activities:
Net income	$973	$986
Noncash charges and credits	1,101	919
Changes in operating assets and liabilities	(796)	(557)

Cash provided by operating activities	1,278	1,348

Investing activities:
Business acquisition, net of cash acquired	—	(784)
Capital expenditures and other investing activities	(1,502)	(1,427)

Cash used in investing activities	(1,502)	(2,211)

Financing activities:
Proceeds from debt issuances	—	999
Principal payments on debt	(515)	(226)
Dividends paid	(62)	(55)
Proceeds from stock issuances	50	55
Other	12	8

Cash (used in) provided by financing activities	(515)	781

Net decrease in cash and cash equivalents	$(739)	$(82)

Cash Provided by Operating Activities. The $70 million decrease in cash flows from operating activities in the first half of 2008 was largely attributable to significant year-over-year increases in fuel expenses. We made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $479 million in the first half of 2008 and $482 million during the first half of 2007.

Cash Used for Investing Activities. Capital expenditures during the first half of 2008 were 4% higher than the prior year period largely due to planned expenditures for facility expansion at FedEx Express. See “Capital Resources” below for further discussion.
Debt Financing Activities. We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. In August 2006, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of floating-rate notes totaling $500 million and fixed-rate notes totaling $500 million. The $500 million in floating-rate notes were repaid in August 2007. The fixed-rate notes bear interest at an annual rate of 5.5%, payable semi-annually, and are due in August 2009. The net proceeds were used for working capital and general corporate purposes, including the funding of several business acquisitions during 2007.
A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2007. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of November 30, 2007, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid $62 million of dividends in the first half of 2008 and $55 million in the first half of 2007. On November 16, 2007, our Board of Directors declared a dividend of $0.10 per share of common stock. The dividend is payable on January 2, 2008, to stockholders of record as of the close of business on December 12, 2007.
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
We have a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody’s and Standard & Poor’s characterize our ratings outlook as “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
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

The following table compares capital expenditures by asset category and reportable segment for the three- and six-month periods ended November 30 (in millions):

					Percent Change
					2007/2006
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2007	2006	2007	2006	Ended	Ended
Aircraft and related equipment	$175	$215	$462	$517	(19)	(11)
Facilities and sort equipment	257	196	425	300	31	42
Information and technology investments	109	96	189	182	14	4
Vehicles	144	184	308	347	(22)	(11)
Other equipment	62	69	129	113	(10)	14

Total capital expenditures	$747	$760	$1,513	$1,459	(2)	4

FedEx Express segment	$367	$376	$815	$770	(2)	6
FedEx Ground segment	155	183	288	317	(15)	(9)
FedEx Freight segment	106	83	181	168	28	8
FedEx Services segment	119	118	229	204	1	12

Total capital expenditures	$747	$760	$1,513	$1,459	(2)	4

Capital expenditures during the first half of 2008 were higher than the prior year period primarily due to increased spending at FedEx Express for facility expansion and increased spending at FedEx Services associated with the addition of new locations at FedEx Kinko’s. However, in light of the impact of the weak U.S. economy on demand for our domestic package and LTL services, we have reduced our 2008 capital expenditure forecast from $3.5 billion to $3.1 billion, compared to $2.9 billion in 2007. Much of the anticipated increase in 2008 is on spending to support long-term volume growth, such as additional or expanded facilities and new aircraft. We also plan to continue to invest in our technology capabilities to improve productivity and service levels.
Because of substantial lead times associated with the manufacture or modification of aircraft, we must plan our aircraft orders or modifications well in advance of the expected delivery of the aircraft. While we also pursue market opportunities to purchase aircraft when they become available, we must make commitments regarding our airlift requirements years before aircraft are actually needed. We are closely managing our capital spending based on current and anticipated volume levels.
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of November 30, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at November 30, 2007. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
	2008(1)	2009	2010	2011	2012	Thereafter	Total

Amounts reflected in Balance Sheet:
Long-term debt	$23	$518	$499	$250	$—	$539	$1,829
Capital lease obligations (2) (3)	92	13	97	8	8	137	355

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (3)	613	1,256	1,152	736	87	164	4,008
Interest on long-term debt	57	111	79	65	47	1,553	1,912
Operating leases (3)	964	1,604	1,414	1,239	1,100	7,004	13,325

Total	$1,749	$3,502	$3,241	$2,298	$1,242	$9,397	$21,429

(1)	Cash obligations for the remainder of 2008.

(2)	Capital lease obligations represent principal and interest payments.

(3)	See Note 8 to the accompanying unaudited consolidated financial statements.
We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above. In addition, we have historically made voluntary tax-deductible contributions to our U.S. pension plan; however, such amounts have not been legally required and therefore are not reflected in the table above.
Amounts Reflected in Balance Sheet
We have certain financial instruments representing potential commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds and letters of credit themselves.
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
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2007. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
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
As discussed in our Annual Report, during the first quarter of 2008, we updated our critical accounting estimates by adding “Contingencies” and removing “Revenue Recognition.” As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements and previously in this MD&A, we adopted new accounting rules for income taxes under FIN 48 in 2008. The cumulative effect of adopting FIN 48 was immaterial; however, FIN 48 substantially increases the sensitivities of the estimation process used in the accounting for and reporting of tax contingencies. In addition, as discussed in Note 9 to our unaudited condensed consolidated financial statements, we are involved in various legal and regulatory proceedings that require complex and judgmental decisions regarding reserves and disclosures. Based on these factors we added the “Contingencies” category to our critical accounting estimates in the first quarter of 2008.
Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein, as well as under the heading “Critical Accounting Estimates” in our quarterly report on Form 10-Q for the quarter ended August 31, 2007. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources” and “Contractual Cash Obligations,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;

•	the price and availability of jet and diesel fuel;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;

•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and

•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 30, 2007, there have been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended August 31, 2007. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. While foreign currency fluctuations during the three- and six-month periods ended November 30, 2007 were favorable, they did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and diesel fuel, this risk is largely mitigated by our fuel surcharges. However, our fuel surcharges for FedEx Express and FedEx Ground have a timing lag of approximately six to eight weeks that exists before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 3% for FedEx Express and approximately 4% for FedEx Ground before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 of the accompanying consolidated financial statements.
In December 2007, we received a grand jury subpoena for the production of documents in connection with an ongoing criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the international air freight forwarding industry. This investigation is different from the ongoing investigations by the DOJ, the Directorate General for Competition of the European Commission and the Australian Competition and Consumer Commission that were disclosed in our Annual Report. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item IA of Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
At the FedEx Corporation annual meeting of stockholders held on September 24, 2007, FedEx’s stockholders took the following actions:
The stockholders elected fourteen directors, each for a one-year term. The tabulation of votes with respect to each nominee for director was as follows:

Nominee	For	Against	Abstain

Frederick W. Smith	274,799,258	2,653,840	1,840,221
James L. Barksdale	274,174,139	2,900,825	2,218,355
August A. Busch IV	275,154,843	2,287,315	1,851,161
John A. Edwardson	275,190,078	2,017,812	2,085,429
Judith L. Estrin	275,343,176	1,960,964	1,989,179
Philip Greer	274,090,758	3,222,527	1,980,034
J.R. Hyde, III	273,917,678	3,311,253	2,064,388
Shirley A. Jackson	270,930,304	6,445,150	1,917,865
Steven R. Loranger	275,498,399	1,731,164	2,063,756
Gary W. Loveman	273,348,684	3,844,140	2,100,495
Charles T. Manatt	275,673,293	1,561,235	2,058,791
Joshua I. Smith	274,713,769	2,466,456	2,113,094
Paul S. Walsh	272,586,374	4,723,485	1,983,460
Peter S. Willmott	271,995,957	5,004,702	2,292,660
The Audit Committee’s designation of Ernst & Young LLP as FedEx’s independent registered public accounting firm for the fiscal year ending May 31, 2008 was ratified by the stockholders. The tabulation of votes on this matter was as follows:
•	276,133,290 votes for

•	1,504,975 votes against

•	1,655,054 abstentions

•	There were no broker non-votes for this item.

A stockholder proposal requesting that the Board of Directors take the necessary steps to amend FedEx’s bylaws to require that, subject to any presently existing contractual obligations of FedEx, the Chairman of the Board of Directors shall not concurrently serve as the Chief Executive Officer was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	64,528,011 votes for
•	177,146,579 votes against
•	2,050,823 abstentions
•	35,567,906 broker non-votes
A stockholder proposal requesting that the Board of Directors adopt a policy that stockholders be given the opportunity at each annual meeting to cast a non-binding vote on an advisory resolution to ratify the compensation of FedEx’s named executive officers was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	77,458,692 votes for
•	162,844,375 votes against
•	3,422,096 abstentions
•	35,568,156 broker non-votes
A stockholder proposal requesting that the Board of Directors report on the scientific and economic analyses relevant to FedEx’s environmental policy concerning greenhouse gases was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	7,919,547 votes for
•	202,035,524 votes against
•	33,770,402 abstentions
•	35,567,846 broker non-votes
A stockholder proposal requesting that FedEx provide a report disclosing certain information regarding corporate political contributions and trade association payments was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	42,632,659 votes for
•	165,479,476 votes against
•	35,613,338 abstentions
•	35,567,846 broker non-votes

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: December 21, 2007	/s/ JOHN L. MERINO
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