Form 10-Q
period 2008-02-29
FEDEX CORP
filed 2008-03-20
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at March 17, 2008 310,064,047

FEDEX CORPORATION
INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 29, 2008 and May 31, 2007	3-4

Condensed Consolidated Statements of Income Three and Nine Months Ended February 29, 2008 and February 28, 2007	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 29, 2008 and February 28, 2007	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	26

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	27

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	49

ITEM 4. Controls and Procedures	49

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	50

ITEM 1A. Risk Factors	50

ITEM 6. Exhibits	50

Signature	51

Exhibit Index	E-1

Exhibit 10.1
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	February 29,
	2008	May 31,
	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$1,011	$1,569
Receivables, less allowances of $142 and $136	4,242	3,942
Spare parts, supplies and fuel, less allowances of $162 and $156	384	338
Deferred income taxes	551	536
Prepaid expenses and other	243	244

Total current assets	6,431	6,629

PROPERTY AND EQUIPMENT, AT COST	28,806	27,090
Less accumulated depreciation and amortization	15,492	14,454

Net property and equipment	13,314	12,636

OTHER LONG-TERM ASSETS
Goodwill	3,519	3,497
Intangible and other assets	1,332	1,238

Total other long-term assets	4,851	4,735

	$24,596	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	February 29,
	2008	May 31,
	(Unaudited)	2007

CURRENT LIABILITIES
Current portion of long-term debt	$18	$639
Accrued salaries and employee benefits	1,034	1,354
Accounts payable	2,164	2,016
Accrued expenses	1,396	1,419

Total current liabilities	4,612	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	2,006	2,007

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,022	897
Pension, postretirement healthcare and other benefit obligations	850	1,164
Self-insurance accruals	785	759
Deferred lease obligations	624	655
Deferred gains, principally related to aircraft transactions	323	343
Other liabilities	182	91

Total other long-term liabilities	3,786	3,909

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 310 million shares issued as of February 29, 2008 and 308 million shares issued as of May 31, 2007	31	31
Additional paid-in capital	1,848	1,689
Retained earnings	13,244	11,970
Accumulated other comprehensive loss	(928)	(1,030)
Treasury stock, at cost	(3)	(4)

Total common stockholders’ investment	14,192	12,656

	$24,596	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

REVENUES	$9,437	$8,592	$28,087	$26,063

OPERATING EXPENSES:
Salaries and employee benefits	3,593	3,414	10,586	10,225
Purchased transportation	1,128	1,009	3,289	2,901
Rentals and landing fees	615	598	1,819	1,752
Depreciation and amortization	492	449	1,447	1,278
Fuel	1,180	829	3,204	2,630
Maintenance and repairs	479	484	1,542	1,491
Other	1,309	1,168	3,962	3,522

	8,796	7,951	25,849	23,799

OPERATING INCOME	641	641	2,238	2,264

OTHER INCOME (EXPENSE):
Interest, net	(10)	(11)	(50)	(37)
Other, net	(3)	(1)	(5)	(5)

	(13)	(12)	(55)	(42)

INCOME BEFORE INCOME TAXES	628	629	2,183	2,222

PROVISION FOR INCOME TAXES	235	209	817	816

NET INCOME	$393	$420	$1,366	$1,406

EARNINGS PER COMMON SHARE:
Basic	$1.27	$1.37	$4.42	$4.59

Diluted	$1.26	$1.35	$4.37	$4.52

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 29,	February 28,
	2008	2007

Operating Activities:
Net income	$1,366	$1,406
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,447	1,278
Provision for uncollectible accounts	98	78
Stock-based compensation	77	79
Deferred income taxes and other noncash items	151	(21)
Changes in operating assets and liabilities:
Receivables	(333)	(293)
Other current assets	(85)	(46)
Accounts payable and other operating liabilities	(473)	(163)
Other, net	(57)	(214)

Cash provided by operating activities	2,191	2,104

Investing Activities:
Capital expenditures	(2,156)	(2,112)
Business acquisitions, net of cash acquired	—	(991)
Proceeds from asset dispositions and other	29	35

Cash used in investing activities	(2,127)	(3,068)

Financing Activities:
Principal payments on debt	(623)	(283)
Proceeds from debt issuance	—	1,054
Proceeds from stock issuances	71	93
Excess tax benefit on the exercise of stock options	23	20
Dividends paid	(93)	(83)
Other, net	—	(4)

Cash (used in) provided by financing activities	(622)	797

Net decrease in cash and cash equivalents	(558)	(167)
Cash and cash equivalents at beginning of period	1,569	1,937

Cash and cash equivalents at end of period	$1,011	$1,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2008 and the results of our operations for the three- and nine-month periods ended February 29, 2008 and February 28, 2007 and our cash flows for the nine-month periods ended February 29, 2008 and February 28, 2007. Operating results for the three- and nine-month periods ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.
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
The cumulative effect of adopting FIN 48 was immaterial. Upon adoption, our liability for income taxes under FIN 48 was $72 million, and the balance of accrued interest and penalties was $26 million. The liability recorded includes $57 million associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. These income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our condensed consolidated balance sheets. As of February 29, 2008, there were no material changes to the adoption date disclosures made above.
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

It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48, as changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible outcomes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill and indefinite life intangible asset). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. With the exception of investments held by our pension plans, this deferral makes SFAS 157 effective for us beginning June 1, 2009 (fiscal 2010). In addition, the FASB has excluded leases from the scope of SFAS 157. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations, if any.
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
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These upfront costs were partially mitigated by reductions in variable incentive compensation.
BUSINESS ACQUISITIONS. On September 3, 2006, we acquired FedEx National LTL (formerly Watkins Motor Lines) for $787 million in cash. The financial results of FedEx National LTL are included in the FedEx Freight segment from the date of acquisition.
On December 16, 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”) for $241 million, predominantly in cash. On March 1, 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. The financial results of the ANC and DTW Group acquisitions were immaterial and are included in the FedEx Express segment from the date of acquisition.
Pro forma results of these acquisitions would not differ materially from reported results in any of the periods presented.

DIVIDENDS DECLARED PER COMMON SHARE. On February 22, 2008, our Board of Directors declared a dividend of $0.10 per share of common stock. The dividend will be paid on April 1, 2008 to stockholders of record as of the close of business on March 11, 2008. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
Our total stock-based compensation expense for the periods ended February 29, 2008 and February 28, 2007 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

Stock-based compensation expense	$24	$23	$77	$79
The following table summarizes the stock option shares granted and corresponding weighted-average Black-Scholes value for the periods ended February 29, 2008 and February 28, 2007:

	Nine Months Ended
	2008	2007

Stock options granted	2,707,713	2,016,946
Weighted-average Black-Scholes value	$30.20	$31.66
The stock option grants during the nine-month period ended February 29, 2008, were primarily in connection with our principal annual stock option grant in July 2007.
See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model. The following table presents the key weighted-average assumptions used in the valuation calculations for the options granted during the periods ended February 29, 2008 and February 28, 2007:

	Nine Months Ended
	2008	2007

Expected lives	5 years	5 years
Expected volatility	19%	22%
Risk-free interest rate	4.86%	4.90%
Dividend yield	0.332%	0.302%

(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 29, 2008 and February 28, 2007 (in millions):

	Three Months Ended
	2008	2007

Net income	$393	$420
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 in 2008 and $3 in 2007	9	(7)
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $5 in 2008	8	—

Comprehensive income	$410	$413

	Nine Months Ended
	2008	2007

Net income	$1,366	$1,406
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $11 in 2008 and $4 in 2007	72	(6)
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $17 in 2008	30	—

Comprehensive income	$1,468	$1,400

(4) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. In August 2006, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of floating-rate notes totaling $500 million and fixed-rate notes totaling $500 million. The $500 million in floating-rate notes were repaid in August 2007. The fixed-rate notes bear interest at an annual rate of 5.5%, payable semi-annually, and are due in August 2009. The net proceeds were used for working capital and general corporate purposes, including the funding of several business acquisitions during 2007.
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At February 29, 2008, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.

(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended February 29, 2008 and February 28, 2007 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

Net income	$393	$420	$1,366	$1,406

Weighted-average shares of common stock outstanding	309	307	309	306
Common equivalent shares:
Assumed exercise of outstanding dilutive options	12	18	13	18
Less shares repurchased from proceeds of assumed exercise of options	(9)	(14)	(10)	(13)

Weighted-average common and common equivalent shares outstanding	312	311	312	311

Basic earnings per common share	$1.27	$1.37	$4.42	$4.59

Diluted earnings per common share	$1.26	$1.35	$4.37	$4.52

Antidilutive options excluded from diluted earnings per common share calculation	6.0	0.2	6.1	0.2

(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 29, 2008 and February 28, 2007 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
U.S. domestic and international pension plans	$83	$118	$246	$346
U.S. domestic and international defined contribution plans	62	52	134	133
Postretirement healthcare plans	30	13	61	41

	$175	$183	$441	$520

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 29, 2008 and February 28, 2007 was composed of the following (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Pension Plans:
Service cost	$129	$136	$388	$401
Interest cost	180	176	540	530
Expected return on plan assets	(246)	(232)	(739)	(697)
Amortization of prior service cost and other	20	38	57	112

	$83	$118	$246	$346

Postretirement Healthcare Plans:
Service cost	$9	$7	$26	$23
Interest cost	8	7	23	21
Amortization of prior service cost and other	13	(1)	12	(3)

	$30	$13	$61	$41

We made tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $479 million during the first nine months of 2008 and $482 million during the first nine months of 2007. We do not expect to make any additional significant contributions in 2008.
(7) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our major service lines include FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of LTL freight services. FedEx Services provides customer-facing sales, marketing and information technology support, as well as retail access for customers through FedEx Kinko’s, primarily for the benefit of FedEx Express and FedEx Ground. These businesses form the core of our reportable segments.

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
During the first quarter of 2008, FedEx Kinko’s was reorganized as a part of the FedEx Services segment. FedEx Kinko’s provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers through digital channels such as fedex.com. Under FedEx Services, FedEx Kinko’s benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. As part of this reorganization, we are pursuing synergies in sales, marketing, information technology and administrative areas.
With this reorganization, the FedEx Services segment is now a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. FedEx Kinko’s will continue to be treated as a reporting unit for purposes of goodwill and trade name impairment testing. For both goodwill and recorded intangible assets at FedEx Kinko’s, the recoverability of these amounts is dependent on execution of key initiatives related to revenue growth, location expansion and improved profitability. A material change in strategy or long-range outlook could impact the recoverability of these assets. We will perform our annual impairment testing of these assets in the fourth quarter of 2008.
Due to the weak U.S. economy, during the third quarter of 2008 management took actions to reduce future capital commitments by slowing the rate of expansion for new FedEx Kinko’s locations in 2009. We expect to open approximately 70 new FedEx Kinko’s locations in 2009. This will allow FedEx Kinko’s management to continue to focus on improving core services and overall customer experience at existing stores. However, we remain committed to the long-term expansion of our retail network.
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
The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, and operating income to our condensed consolidated statements of income totals for the periods ended February 29, 2008 and February 28, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues
FedEx Express segment	$6,129	$5,523	$18,055	$16,856
FedEx Ground segment	1,720	1,523	5,036	4,460
FedEx Freight segment (1)	1,155	1,101	3,624	3,339
FedEx Services segment	511	508	1,586	1,578
Other and eliminations	(78)	(63)	(214)	(170)

	$9,437	$8,592	$28,087	$26,063

Depreciation and amortization
FedEx Express segment	$240	$216	$704	$629
FedEx Ground segment	77	71	227	197
FedEx Freight segment (1)	56	55	171	138
FedEx Services segment	118	106	344	312
Other and eliminations	1	1	1	2

	$492	$449	$1,447	$1,278

Operating Income (2)
FedEx Express segment	$425	$395	$1,475	$1,378
FedEx Ground segment	170	196	533	548
FedEx Freight segment (1)	46	50	230	338

	$641	$641	$2,238	$2,264

(1)	Includes the results of FedEx National LTL from the date of acquisition on September 3, 2006.

(2)	The net operating costs of the FedEx Services segment, including FedEx Kinko’s, are allocated back to the transportation segments it supports. Prior year amounts have been revised to conform to the current year presentation.

The following table provides a reconciliation of segment assets to our condensed consolidated balance sheets totals as of February 29, 2008 and May 31, 2007 (in millions):

	February 29,	May 31,
	2008	2007
Segment Assets
FedEx Express segment	$17,061	$15,650
FedEx Ground segment	4,352	3,937
FedEx Freight segment	3,254	3,150
FedEx Services segment	5,444	5,384
Other and eliminations	(5,515)	(4,121)

	$24,596	$24,000

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the nine months ended February 29, 2008 and February 28, 2007 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services		Consolidated
	Segment	Segment	Segment	Segment	Other	Total
2008	$1,204	$378	$234	$339	$1	$2,156
2007	1,170	405	236	300	1	2,112

The following table presents revenue by service type and geographic information for the periods ended February 29, 2008 and February 28, 2007 (in millions):
REVENUE BY SERVICE TYPE

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
FedEx Express segment:
Package:
U.S. overnight box	$1,652	$1,572	$4,883	$4,861
U.S. overnight envelope	496	477	1,488	1,476
U.S. deferred	799	740	2,240	2,161

Total U.S. domestic package revenue	2,947	2,789	8,611	8,498
International Priority (IP)	1,889	1,596	5,620	4,958
International domestic (1)	163	114	492	223

Total package revenue	4,999	4,499	14,723	13,679

Freight:
U.S.	614	587	1,811	1,817
International priority freight	309	252	913	772
International airfreight	96	90	286	300

Total freight revenue	1,019	929	3,010	2,889
Other (2)	111	95	322	288

Total FedEx Express segment	6,129	5,523	18,055	16,856

FedEx Ground segment	1,720	1,523	5,036	4,460
FedEx Freight segment (3)	1,155	1,101	3,624	3,339
FedEx Services segment	511	508	1,586	1,578
Other and eliminations	(78)	(63)	(214)	(170)

	$9,437	$8,592	$28,087	$26,063

GEOGRAPHICAL INFORMATION (4)
Revenues:
U.S.	$6,820	$6,406	$20,303	$19,401
International	2,617	2,186	7,784	6,662

	$9,437	$8,592	$28,087	$26,063

The following table presents noncurrent assets as of February 29, 2008 and May 31, 2007 (in millions):

	February 29,	May 31,
	2008	2007

Noncurrent assets:
U.S.	$14,782	$14,191
International	3,383	3,180
	$18,165	$17,371

(1)	International domestic revenues include our international domestic express operations in the United Kingdom, Canada, India and China.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Includes the results of FedEx National LTL from the date of acquisition on September 3, 2006.

(4)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

(8) Commitments
As of February 29, 2008, our purchase commitments for the remainder of 2008 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2008 (remainder)	$147	$51	$149	$347
2009	945	141	250	1,336
2010	907	132	128	1,167
2011	665	9	64	738
2012	31	—	57	88
Thereafter	—	—	164	164

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
Deposits and progress payments of $181 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of February 29, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2008 (remainder)	2	4	—	—	6
2009	3	15	—	2	20
2010	—	4	6	—	10
2011	—	5	9	—	14
2012	—	3	—	—	3

Total	5	31	15	2	53

A summary of future minimum lease payments under capital leases at February 29, 2008 is as follows (in millions):

2008 (remainder)	$4
2009	13
2010	97
2011	8
2012	8
Thereafter	137

267
Less amount representing interest	46

Present value of net minimum lease payments	$221

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at February 29, 2008 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2008 (remainder)	$147	$294	$441
2009	558	1,099	1,657
2010	544	922	1,466
2011	526	761	1,287
2012	504	642	1,146
Thereafter	3,430	3,708	7,138

	$5,709	$7,426	$13,135

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
In February 2008, one of these wage-and-hour cases, Wiegele v. FedEx Ground, was certified as a class action by a California federal court. The plaintiffs in Wiegele represent a class of FedEx Ground sort managers and dock service managers in California from May 10, 2002 to present. The plaintiffs allege that FedEx Ground has misclassified the managers as exempt from the overtime requirements of California wage-and-hour laws and is correspondingly liable for failing to pay them overtime compensation and for failing to provide them with rest and meal breaks. The class certification ruling, however, does not address whether we will ultimately be held liable. We have petitioned the U.S. Court of Appeals for the Ninth Circuit to review the class certification ruling.

In September 2007, we tentatively agreed to settle two wage-and-hour lawsuits against FedEx Ground for an immaterial amount. We have denied any liability and intend to vigorously defend ourselves in the other wage-and-hour lawsuits, including Wiegele. We do not believe that any loss is probable in these other lawsuits, and given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Independent Contractor — Estrada. Estrada v. FedEx Ground is a class action involving single-route contractors in California. In August 2007, the California appellate court affirmed the trial court’s ruling in Estrada that a limited number of California single-route contractors (most of whom have not contracted with FedEx Ground since 2001) should be reimbursed as employees for some of their operating expenses. The Supreme Court of California has affirmed the appellate court’s liability and class certification decisions. The case has been remanded to the trial court for reconsideration of the amount of such reimbursable expenses and attorneys’ fees. We do not expect to incur a material loss in the Estrada matter.
Independent Contractor — Other Lawsuits and State Administrative Proceedings. FedEx Ground is involved in approximately 45 other purported class-action lawsuits (including two that have been certified as class actions), several individual lawsuits and approximately 25 state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. Most (approximately 40) of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multidistrict litigation, discovery and class certification briefing are now complete.
In October 2007, we received a decision from the court granting class certification in a Kansas action alleging state law claims on behalf of a statewide class and federal law claims under the Employee Retirement Income Security Act of 1974 on behalf of a nationwide class. The court also required the parties to submit briefs on the issue of whether the decision should be applied to the other actions pending class certification determination in the multidistrict litigation. In January 2008, the U.S. Court of Appeals for the Seventh Circuit declined our request for appellate review of the class certification decision.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pick-up-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their operating expenses and should receive overtime pay. The Anfinson case is scheduled for trial in June 2008. The other contractor-model lawsuits that are not part of the multidistrict litigation are not as far along procedurally as Anfinson.
FedEx Ground is also involved in several lawsuits, including three purported class actions, brought by drivers of the company’s independent contractors who claim that they are jointly employed by the contractor and FedEx Ground.
Adverse determinations in these matters could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors.

Given the nature and status of these lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any, but it is reasonably possible that such potential loss or such changes to the independent contractor status of FedEx Ground’s owner-operators could be material. However, we do not believe that any loss is probable.
Independent Contractor — IRS Audit. On December 20, 2007, the Internal Revenue Service (“IRS”) informed us that its audit team had concluded an audit for the 2002 calendar year regarding the classification of owner-operators at FedEx Ground. The IRS has tentatively concluded, subject to further discussion with us, that FedEx Ground’s pick-up-and-delivery owner-operators should be reclassified as employees for federal employment tax purposes. The IRS has indicated that it anticipates assessing tax and penalties of $319 million plus interest for 2002. Substantially all of the IRS’s tentative assessment relates to employment and withholding taxes for the 2002 calendar year and, if paid by the company, would be fully deductible. Similar issues are under audit by the IRS for calendar years 2004 through 2006. We are preparing to meet with the IRS audit team to review their tentative assessment and to provide an initial response. We expect that the meeting will occur during the fourth quarter of 2008 and that a final resolution of this matter will not occur for some time. We believe that we have strong defenses to the IRS’s tentative assessment and will vigorously defend our position, as we continue to believe that FedEx Ground’s owner-operators are independent contractors. Given the preliminary status of this matter, we cannot yet determine the amount or a reasonable range of potential loss. However, we do not believe that any loss is probable.
Antitrust — FedEx Freight Fuel Surcharge. In July 2007, a purported antitrust class-action lawsuit was filed in California federal court, naming FedEx Corporation (particularly FedEx Freight Corporation and its LTL freight subsidiaries) and several other major LTL freight carriers as defendants. The lawsuit alleges that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeks injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases have been filed against us and other LTL freight carriers, each with allegations of conspiracy to fix fuel surcharge rates along with other related allegations. The U.S. Judicial Panel on Multidistrict Litigation has consolidated these cases for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Georgia. We do not believe that any loss is probable, and given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any, in these matters.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the periods ended February 29, 2008 and February 28, 2007 (in millions):

	Nine Months Ended
	2008	2007
Cash payments for:
Interest (net of capitalized interest)	$102	$112
Income taxes	753	892
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
Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
February 29, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$604	$133	$274	$—	$1,011
Receivables, less allowances	3	3,263	1,006	(30)	4,242
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	2	519	106	—	627
Deferred income taxes	—	511	40	—	551

Total current assets	609	4,426	1,426	(30)	6,431

PROPERTY AND EQUIPMENT, AT COST	23	26,203	2,580	—	28,806
Less accumulated depreciation and amortization	15	14,283	1,194	—	15,492

Net property and equipment	8	11,920	1,386	—	13,314

INTERCOMPANY RECEIVABLE	—	3,428	219	(3,647)	—
GOODWILL	—	2,667	852	—	3,519
INVESTMENT IN SUBSIDIARIES	18,036	2,584	—	(20,620)	—
OTHER ASSETS	653	1,139	167	(627)	1,332

	$19,306	$26,164	$4,050	$(24,924)	$24,596

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$16	$—	$2	$—	$18
Accrued salaries and employee benefits	40	833	161	—	1,034
Accounts payable	40	1,676	478	(30)	2,164
Accrued expenses	17	1,138	241	—	1,396

Total current liabilities	113	3,647	882	(30)	4,612

LONG-TERM DEBT, LESS CURRENT PORTION	1,249	756	1	—	2,006
INTERCOMPANY PAYABLE	3,647	—	—	(3,647)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,586	63	(627)	1,022
Other liabilities	142	2,493	129	—	2,764

Total other long-term liabilities	142	4,079	192	(627)	3,786

STOCKHOLDERS’ INVESTMENT	14,155	17,682	2,975	(20,620)	14,192

	$19,306	$26,164	$4,050	$(24,924)	$24,596

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,212	$124	$233	$—	$1,569
Receivables, less allowances	—	3,029	948	(35)	3,942
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	7	500	75	—	582
Deferred income taxes	—	505	31	—	536

Total current assets	1,219	4,158	1,287	(35)	6,629

PROPERTY AND EQUIPMENT, AT COST	22	24,681	2,387	—	27,090
Less accumulated depreciation and amortization	14	13,422	1,018	—	14,454

Net property and equipment	8	11,259	1,369	—	12,636

INTERCOMPANY RECEIVABLE	—	924	539	(1,463)	—
GOODWILL	—	2,667	830	—	3,497
INVESTMENT IN SUBSIDIARIES	14,588	3,340	—	(17,928)	—
OTHER ASSETS	670	457	755	(644)	1,238

	$16,485	$22,805	$4,780	$(20,070)	$24,000

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$551	$85	$3	$—	$639
Accrued salaries and employee benefits	60	1,079	215	—	1,354
Accounts payable	37	1,563	448	(32)	2,016
Accrued expenses	36	1,197	189	(3)	1,419

Total current liabilities	684	3,924	855	(35)	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	1,248	757	2	—	2,007
INTERCOMPANY PAYABLE	1,463	—	—	(1,463)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,262	279	(644)	897
Other liabilities	451	2,445	116	—	3,012

Total other long-term liabilities	451	3,707	395	(644)	3,909

STOCKHOLDERS’ INVESTMENT	12,639	14,417	3,528	(17,928)	12,656

	$16,485	$22,805	$4,780	$(20,070)	$24,000

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 29, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,873	$1,645	$(81)	$9,437

OPERATING EXPENSES:
Salaries and employee benefits	26	2,959	608	—	3,593
Purchased transportation	—	827	326	(25)	1,128
Rentals and landing fees	1	535	80	(1)	615
Depreciation and amortization	—	419	73	—	492
Fuel	—	1,100	80	—	1,180
Maintenance and repairs	1	440	38	—	479
Intercompany charges, net	(53)	(25)	78	—	—
Other	25	1,085	254	(55)	1,309

	—	7,340	1,537	(81)	8,796

OPERATING INCOME	—	533	108	—	641

OTHER INCOME (EXPENSE):

Equity in earnings of subsidiaries	393	68	—	(461)	—
Interest, net	(13)	6	(3)	—	(10)
Intercompany charges, net	14	(19)	5	—	—
Other, net	(1)	—	(2)	—	(3)

INCOME BEFORE INCOME TAXES	393	588	108	(461)	628

Provision for income taxes	—	200	35	—	235

NET INCOME	$393	$388	$73	$(461)	$393

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,266	$1,405	$(79)	$8,592

OPERATING EXPENSES:
Salaries and employee benefits	26	2,864	524	—	3,414
Purchased transportation	—	767	249	(7)	1,009
Rentals and landing fees	—	530	69	(1)	598
Depreciation and amortization	—	387	62	—	449
Fuel	—	770	59	—	829
Maintenance and repairs	1	451	32	—	484
Intercompany charges, net	(48)	(42)	90	—	—
Other	21	1,006	212	(71)	1,168

	—	6,733	1,297	(79)	7,951

OPERATING INCOME	—	533	108	—	641

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	420	65	—	(485)	—
Interest, net	(5)	(6)	—	—	(11)
Intercompany charges, net	6	(6)	—	—	—
Other, net	(1)	—	—	—	(1)

INCOME BEFORE INCOME TAXES	420	586	108	(485)	629

Provision for income taxes	—	156	53	—	209

NET INCOME	$420	$430	$55	$(485)	$420

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 29, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$23,307	$5,067	$(287)	$28,087

OPERATING EXPENSES:
Salaries and employee benefits	83	8,685	1,818	—	10,586
Purchased transportation	—	2,395	960	(66)	3,289
Rentals and landing fees	3	1,586	232	(2)	1,819
Depreciation and amortization	1	1,227	219	—	1,447
Fuel	—	2,979	225	—	3,204
Maintenance and repairs	1	1,424	117	—	1,542
Intercompany charges, net	(159)	(100)	259	—	—
Other	71	3,316	794	(219)	3,962

	—	21,512	4,624	(287)	25,849

OPERATING INCOME	—	1,795	443	—	2,238

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,366	214	—	(1,580)	—
Interest, net	(34)	(6)	(10)	—	(50)
Intercompany charges, net	40	(50)	10	—	—
Other, net	(6)	2	(1)	—	(5)

INCOME BEFORE INCOME TAXES	1,366	1,955	442	(1,580)	2,183

Provision for income taxes	—	665	152	—	817

NET INCOME	$1,366	$1,290	$290	$(1,580)	$1,366

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$22,275	$4,046	$(258)	$26,063

OPERATING EXPENSES:
Salaries and employee benefits	78	8,721	1,426	—	10,225
Purchased transportation	—	2,258	664	(21)	2,901
Rentals and landing fees	2	1,563	189	(2)	1,752
Depreciation and amortization	1	1,122	155	—	1,278
Fuel	—	2,481	149	—	2,630
Maintenance and repairs	1	1,408	82	—	1,491
Intercompany charges, net	(147)	(136)	283	—	—
Other	65	3,098	594	(235)	3,522

	—	20,515	3,542	(258)	23,799

OPERATING INCOME	—	1,760	504	—	2,264

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,406	302	—	(1,708)	—
Interest, net	(11)	(27)	1	—	(37)
Intercompany charges, net	15	(21)	6	—	—
Other, net	(4)	—	(1)	—	(5)

INCOME BEFORE INCOME TAXES	1,406	2,014	510	(1,708)	2,222

Provision for income taxes	—	654	162	—	816

NET INCOME	$1,406	$1,360	$348	$(1,708)	$1,406

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 29, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(259)	$2,105	$345	$—	$2,191

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,962)	(193)	—	(2,156)
Proceeds from asset dispositions and other	—	11	18	—	29

CASH USED IN INVESTING ACTIVITIES	(1)	(1,951)	(175)	—	(2,127)

FINANCING ACTIVITIES
Net transfers from (to) Parent	186	(59)	(127)	—	—
Principal payments on debt	(535)	(86)	(2)	—	(623)
Proceeds from stock issuances	71	—	—	—	71
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(93)	—	—	—	(93)

CASH USED IN FINANCING ACTIVITIES	(348)	(145)	(129)	—	(622)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(608)	9	41	—	(558)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$604	$133	$274	$—	$1,011

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(255)	$1,701	$658	$—	$2,104

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,948)	(163)	—	(2,112)
Business acquisitions, net of cash acquired	(174)	(33)	(784)	—	(991)
Proceeds from asset dispositions and other	—	17	18	—	35

CASH USED IN INVESTING ACTIVITIES	(175)	(1,964)	(929)	—	(3,068)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(917)	310	607	—	—
Proceeds from debt issuance	999	55	—	—	1,054
Principal payments on debt	(200)	(83)	—	—	(283)
Proceeds from stock issuances	93	—	—	—	93
Excess tax benefit on the exercise of stock options	20	—	—	—	20
Dividends paid	(83)	—	—	—	(83)
Other, net	(4)	—	—	—	(4)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(92)	282	607	—	797

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(522)	19	336	—	(167)
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$1,157	$133	$480	$—	$1,770

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 29, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the Company’s management.
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
March 19, 2008

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
The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volume. The following discussion of operating expenses describes the key drivers impacting expense trends beyond changes in revenues and volume.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2008 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2008	2007	Change		2008	2007(1)	Change
Revenues	$9,437	$8,592	10		$28,087	$26,063	8

Operating income	641	641	—		2,238	2,264	(1)

Operating margin	6.8%	7.5%	(70	)bp	8.0%	8.7%	(70	)bp

Net income	$393	$420	(6)		$1,366	$1,406	(3)

Diluted earnings per share	$1.26	$1.35	(7)		$4.37	$4.52	(3)

(1)	Operating expenses for the nine months ended February 28, 2007 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006. The impact of this new contract on net income was approximately $78 million net of tax, or $0.25 per diluted share.
The following table shows changes in revenues and operating income by reportable segment for the three- and nine-month periods ended February 29, 2008 compared to February 28, 2007 (in millions):

	Change in		Percent Change in		Change in		Percent Change in
	Revenue		Revenue		Operating Income		Operating Income
	Three	Nine	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
FedEx Express segment (1)	$606	1,199	11	7	$30	97	8	7
FedEx Ground segment	197	576	13	13	(26)	(15)	(13)	(3)
FedEx Freight segment (2)	54	285	5	9	(4)	(108)	(8)	(32)
FedEx Services segment	3	8	1	1	—	—	—	—
Other and eliminations	(15)	(44)	NM	NM	—	—	—	—

	$845	$2,024	10	8	$—	$(26)	—	(1)

(1)	FedEx Express operating expenses for the nine months ended February 28, 2007 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006.

(2)	FedEx Freight segment results for the nine months ended include the results of FedEx National LTL from the date of its acquisition on September 3, 2006.

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected volume statistics (in thousands) for the five most recent quarters:
The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield statistics for the five most recent quarters:

FedEx Express
Revenue per Package - Yield
$23.00
$22.00
$21.00
$20.00
$20.70
$20.79
$21.31
$21.73
$22.02
Q3 2007
Q4 2007
Q1 2008
Q2 2008
Q3 2008
FedEx Express

FedEx Ground (1)
Revenue per Package - Yield
$8.00
$7.75
$7.50
$7.25
$7.00
$6.75
$7.26
$7.43
$7.41
$7.27
$7.50
Q3 2007
Q4 2007
Q1 2008
Q2 2008
Q3 2008
FedEx Ground

FedEx Freight LTL Group
LTL Revenue per Hundredweight - Yield
$20.50
$20.00
$19.50
$19.00
$18.50
$18.00
$18.68
$19.18
$19.39
$19.56
$19.63
Q3 2007
Q4 2007
Q1 2008
Q2 2008
Q3 2008
FedEx Freight LTL Group

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Overview
Our operating income was flat in the third quarter of 2008, as substantially higher fuel prices and the weak U.S. economy limited demand for our U.S. domestic express package and LTL services. While fuel costs increased significantly in the third quarter of 2008, fuel surcharges more than offset the associated financial impact of these higher fuel costs. However, we believe persistently higher fuel prices and the related impact on our fuel surcharges are reducing demand for our services and pressuring overall yield growth across our transportation segments. These factors are affecting our ability to cover inflation in our overall operating costs and contributing to a customer shift to lower yielding services. In addition, increases in net operating costs of the FedEx Kinko’s network, as well as higher expenses associated with advertising and promotions and strategic technology initiatives, had a negative impact on our results for the third quarter of 2008. In response to the continued negative impact of the U.S. economy on our profitability, we have cost containment initiatives in place across all segments, including controlling discretionary spending, reducing and delaying capital expenditures and limiting staffing additions. However, we continue to invest in long-term strategic projects, including expansion of our domestic express services in China.
Revenue
Revenue growth for the third quarter and nine months of 2008 was primarily attributable to continued growth in international services at FedEx Express, growth at FedEx Ground and increases in FedEx Express U.S. domestic package yields. Higher fuel surcharges continue to be the key drivers of increased yields in our transportation segments. Additionally, FedEx Express international yields benefited from favorable exchange rates in the third quarter and nine months of 2008. Revenue growth for the nine months of 2008 also benefited from business acquisitions in 2007 at FedEx Express and FedEx Freight. One additional operating day at FedEx Express and FedEx Ground also contributed to revenue growth for the third quarter and nine months of 2008.

Operating Income
Operating income was flat in the third quarter of 2008 due to the continued impact of substantially higher fuel prices and the weak U.S. economy, which pressured volume and yield growth at FedEx Express and FedEx Freight. Purchased transportation costs increased disproportionately at FedEx Ground and FedEx Freight during the third quarter of 2008, primarily due to higher rates paid to our contractors and third-party transportation providers and increased fuel costs. Higher expenses associated with advertising and promotions and strategic technology initiatives, as well as expansion and service improvement initiatives at FedEx Kinko’s and expansion of our domestic express services in China, also had a negative impact on our results for the third quarter of 2008. Lower variable incentive compensation combined with cost containment activities partially mitigated the negative impact of these factors. Fuel expenses increased approximately 42% during the third quarter of 2008, primarily due to an increase in the average price per gallon of fuel. Fuel surcharges were sufficient to offset incremental fuel costs for the third quarter of 2008, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges.
For the nine months of 2008, operating income was negatively impacted by the weak U.S. economy and substantially higher net fuel costs, which impacted fuel expenses and purchased transportation costs. Fuel expenses increased approximately 22% for the nine months of 2008, primarily due to an increase in the average price per gallon of fuel. Fuel surcharges were not sufficient to offset incremental fuel costs for the nine months of 2008, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Additionally, purchased transportation expenses at FedEx Ground were higher during the nine months of 2008 primarily due to higher rates paid to our contractors and costs incurred mostly in the second quarter of 2008 associated with independent contractor incentive programs. Lower variable incentive compensation and reduced retirement plans costs, combined with cost containment activities, partially mitigated the impact of higher net fuel costs and the weak U.S. economy on our overall results for the nine months of 2008.
Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2008 and 2007 in the following discussions of each of our transportation segments.
Operating income for the third quarter of 2007 was negatively impacted from the timing lag in our fuel surcharges, as well as the effect of severe winter weather conditions. Operating income for the nine months of 2007 included $143 million in upfront expenses associated with our pilot contract.
Income Taxes
Our effective tax rate was 37.4% for both the third quarter and nine months of 2008, compared to 33.2% for the third quarter of 2007 and 36.7% for the nine months of 2007. The increase in the tax rate for the third quarter and nine months of 2008 is primarily due to favorable tax audit adjustments, which provided a benefit to earnings of approximately $0.08 per diluted share, in the third quarter of 2007. We expect the effective tax rate to be between 37.5% and 38.0% for the remainder of 2008. The actual rate will depend on a number of factors, including the amount and source of operating income.
Outlook
We expect our revenue growth rates to continue to be restrained across all segments for the remainder of 2008, as high fuel prices and the continued weak U.S. economy are expected to limit demand for U.S. domestic express package and LTL freight services and constrain base yield growth in our transportation segments. We expect limited earnings growth in the near-term, as an anticipated weak economic environment in the U.S., combined with record high fuel costs, will continue to limit demand for our services and impact profitability. We are scrutinizing all capital and expense initiatives to realign them with current and expected business volumes. We will continue to invest in our long-term strategic projects focused on expanding our global networks and broadening our service offerings to position us for future growth. However, if the economic downturn continues or becomes more pronounced, additional actions will be taken to control costs.

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
As described in Note 9 of the accompanying unaudited condensed consolidated financial statements and the “Independent Contractor Matters” section of our FedEx Ground segment MD&A, we are involved in a number of litigation matters and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors, rather than employees. FedEx Ground anticipates continuing changes to its relationships with its contractors. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill and indefinite life intangible asset). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. With the exception of investments held by our pension plans, this deferral makes SFAS 157 effective for us beginning June 1, 2009 (fiscal 2010). In addition, the FASB has excluded leases from the scope of SFAS 157. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations, if any.

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
During the first quarter of 2008, FedEx Kinko’s was reorganized as a part of the FedEx Services segment. FedEx Kinko’s provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers through digital channels such as fedex.com. Under FedEx Services, FedEx Kinko’s benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. As part of this reorganization, we are pursuing synergies in sales, marketing, information technology and administrative areas.

With this reorganization, the FedEx Services segment is now a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. FedEx Kinko’s will continue to be treated as a reporting unit for purposes of goodwill and trade name impairment testing. For both goodwill and recorded intangible assets at FedEx Kinko’s, the recoverability of these amounts is dependent on execution of key initiatives related to revenue growth, location expansion and improved profitability. A material change in strategy or long-range outlook could impact the recoverability of these assets. We will perform our annual impairment testing of these assets in the fourth quarter of 2008.
Due to the weak U.S. economy, during the third quarter of 2008 management took actions to reduce future capital commitments by slowing the rate of expansion for new FedEx Kinko’s locations in 2009. We expect to open approximately 70 new FedEx Kinko’s locations in 2009. This will allow FedEx Kinko’s management to continue to focus on improving core services and overall customer experience at existing stores. However, we remain committed to the long-term expansion of our retail network.
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
FedEx Services segment revenues, which reflect the operations of FedEx Kinko’s and FedEx Global Supply Chain Services, increased slightly for the third quarter and nine months of 2008. Revenue generated from new locations and higher package acceptance fees more than offset declines in copy product revenues at FedEx Kinko’s for the third quarter and nine months of 2008. FedEx Kinko’s net operating costs increased in the third quarter and nine months of 2008 due to declines in copy product revenues and higher salaries and wages and depreciation and amortization expenses associated with store expansion and service improvement activities. Increased capital expenditures for the FedEx Services segment are primarily associated with information technology facility expansion at FedEx Services and store expansion activities at FedEx Kinko’s. FedEx Kinko’s continues to invest in a multi-year plan to open new store locations, improving core services and enhancing its integrated digital document service network, supporting the company’s objective of being the back office for local businesses and the remote office for traveling professionals. FedEx Kinko’s opened 79 new centers during the third quarter of 2008 and 252 new centers during the nine months of 2008.
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues:
Package:
U.S. overnight box	$1,652	$1,572	5		$4,883	$4,861	—
U.S. overnight envelope	496	477	4		1,488	1,476	1
U.S. deferred	799	740	8		2,240	2,161	4

Total U.S. domestic package revenue	2,947	2,789	6		8,611	8,498	1

International Priority (IP)	1,889	1,596	18		5,620	4,958	13
International domestic (1)	163	114	43		492	223	121

Total package revenue	4,999	4,499	11		14,723	13,679	8
Freight:
U.S.	614	587	5		1,811	1,817	—
International priority freight	309	252	23		913	772	18
International airfreight	96	90	7		286	300	(5)

Total freight revenue	1,019	929	10		3,010	2,889	4
Other (2)	111	95	17		322	288	12

Total revenues	6,129	5,523	11		18,055	16,856	7
Operating expenses:
Salaries and employee benefits	2,154	2,043	5		6,273	6,161	2
Purchased transportation	302	300	1		881	832	6
Rentals and landing fees	421	411	2		1,249	1,201	4
Depreciation and amortization	240	216	11		704	629	12
Fuel	980	691	42		2,652	2,205	20
Maintenance and repairs	346	357	(3)		1,124	1,120	—
Intercompany charges	555	499	11		1,606	1,521	6
Other	706	611	16		2,091	1,809	16

Total operating expenses (3)	5,704	5,128	11		16,580	15,478	7

Operating income	$425	$395	8		$1,475	$1,378	7

Operating margin	6.9%	7.2%	(30	) bp	8.2%	8.2%	—	bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Operating expenses for the nine months ended February 28, 2007 include a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2008	2007	Change	2008	2007	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,165	1,191	(2)	1,155	1,180	(2)
U.S. overnight envelope	659	699	(6)	679	701	(3)
U.S. deferred	966	965	—	910	904	1

Total U.S. domestic ADV	2,790	2,855	(2)	2,744	2,785	(1)

IP	518	490	6	517	486	6
International domestic (2)	295	162	82	294	83	254

Total ADV	3,603	3,507	3	3,555	3,354	6

Revenue per package (yield):
U.S. overnight box	$22.51	$21.29	6	$22.13	$21.68	2
U.S. overnight envelope	11.93	11.01	8	11.48	11.09	4
U.S. deferred	13.14	12.37	6	12.89	12.58	2
U.S. domestic composite	16.77	15.76	6	16.43	16.06	2
IP	57.85	52.52	10	56.96	53.73	6
International domestic (2)	8.77	11.40	(23)	8.76	13.99	(37)
Composite package yield	22.02	20.70	6	21.69	21.46	1

Freight Statistics (1)
Average daily freight pounds:
U.S.	8,967	9,785	(8)	8,908	9,688	(8)
International priority freight	2,234	1,845	21	2,178	1,866	17
International airfreight	1,739	1,715	1	1,772	1,855	(4)

Total average daily freight pounds	12,940	13,345	(3)	12,858	13,409	(4)

Revenue per pound (yield):
U.S.	$1.09	$0.97	12	$1.06	$0.99	7
International priority freight	2.19	2.20	—	2.19	2.18	—
International airfreight	0.89	0.85	5	0.85	0.85	—
Composite freight yield	1.25	1.12	12	1.23	1.13	9

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.
FedEx Express Segment Revenues
FedEx Express revenues increased 11% in the third quarter of 2008, primarily due to increases in fuel surcharges, the impact of favorable exchange rates and IP volume growth. During the nine months of 2008, revenues increased 7% primarily due to increases in fuel surcharges, growth in IP volume, the impact of favorable exchange rates and incremental revenue from business acquisitions in the second half of 2007. Revenue increases during the third quarter and nine months of 2008 were partially offset by decreased demand for U.S. domestic package and freight services as a result of the ongoing weak U.S. economy. One additional operating day also contributed to the revenue growth for the third quarter and nine months of 2008.
IP yield increased 10% during the third quarter and 6% during the nine months of 2008, primarily due to favorable exchange rates, higher fuel surcharges and increases in package weights, partially offset by decreases in the average rate per pound. U.S. domestic yield increases in the third quarter and nine months of 2008 were primarily due to higher fuel surcharges and general rate increases, partially offset by lower package weights. International domestic yield decreased during the third quarter and nine months of 2008 as a result of the inclusion of lower-yielding services from the companies acquired in 2007. Composite freight yield increased in the third quarter and nine months of 2008 due to higher fuel surcharges and changes in service mix.

IP volume growth during the third quarter and nine months of 2008 resulted from increased demand in Asia, U.S. outbound, Europe and Latin America. Increased international domestic volumes during the nine months of 2008 were driven by business acquisitions in the second half of 2007. U.S. domestic package and freight volumes decreased during the third quarter and nine months of 2008, as the ongoing weak U.S. economy continued to negatively impact demand for these services.
In January 2008, we implemented an average list price increase of 6.9% on FedEx Express U.S. domestic and outbound shipments and made various changes to international rates and other surcharges, while we lowered our fuel surcharge index by 2% in most markets. In January 2007, we implemented an average list price increase of 5.5% on FedEx Express U.S. domestic and outbound shipments and made various changes to international rates and other surcharges, while we lowered our fuel surcharge index by 2% in most markets.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
U.S. Domestic and Outbound Fuel Surcharge:
Low	17.50%	9.50%	13.50%	9.50%
High	19.50	11.50	19.50	17.00
Weighted-average	18.45	10.57	15.73	13.93

International Fuel Surcharges:
Low	14.00	9.50	12.00	9.50
High	19.50	13.00	19.50	17.00
Weighted-average	16.89	11.88	15.28	13.49
FedEx Express Segment Operating Income
FedEx Express operating results for the third quarter of 2008 were negatively impacted by the continued softness in the U.S. economy, which limited demand for our U.S. domestic express package services, increased intercompany charges and continued investment in our domestic express service in China. The favorable impact of net fuel costs, one additional operating day and exchange rates partially mitigated the impact of these factors on our operating results for the third quarter of 2008.
Operating results for the nine months of 2008 were also negatively impacted by the continued softness in the U.S. economy and continued investment in domestic express services in China, as well as higher net fuel costs. However, revenue growth in IP services, reduced retirement plan costs, lower variable incentive compensation and the favorable impact of foreign currency exchange rates more than offset the net impact of increased fuel costs on operating income during the nine months of 2008.
Fuel costs increased in the third quarter and nine months of 2008 due to an increase in the average price per gallon of fuel. While fuel surcharges more than offset the impact of higher fuel costs for the third quarter of 2008, fuel surcharges did not offset the effect of fuel costs on our operating results for the nine months of 2008 due to the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust. Other operating expenses increased during the third quarter and nine months of 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. We previously recorded only our portion of the net results of the China business due to the joint venture structure. Intercompany charges increased during the third quarter and nine months of 2008 primarily due to increased net operating costs at FedEx Kinko’s associated with reduced copy and print revenue, store expansion and service improvement activities. In addition, higher allocated marketing and information technology costs from FedEx Services contributed to the increase in intercompany charges for the third quarter and nine months of 2008. The increase in depreciation expense for the third quarter of 2008 and nine months of 2008 was principally due to aircraft purchases and our 2007 business acquisitions.

Operating income and operating margin for the third quarter of 2007 were negatively impacted by the timing lag in our fuel surcharges and the adverse effect of severe winter weather conditions. Operating income for the nine months of 2007 included $143 million in upfront expenses associated with our pilot contract.
FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues	$1,720	$1,523	13		$5,036	$4,460	13
Operating expenses:
Salaries and employee benefits	272	251	8		804	748	7
Purchased transportation	699	597	17		2,016	1,742	16
Rentals	49	45	9		142	125	14
Depreciation and amortization	77	71	8		227	197	15
Fuel	51	26	96		131	85	54
Maintenance and repairs	36	35	3		108	98	10
Intercompany charges	172	141	22		496	420	18
Other	194	161	20		579	497	16

Total operating expenses	1,550	1,327	17		4,503	3,912	15

Operating income	$170	$196	(13)		$533	$548	(3)

Operating margin	9.9%	12.9%	(300	) bp	10.6%	12.3%	(170	) bp

Average daily package volume
FedEx Ground	3,445	3,216	7		3,385	3,125	8
FedEx SmartPost	707	647	9		636	605	5

Revenue per package (yield)
FedEx Ground	$7.50	$7.26	3		$7.39	$7.14	4
FedEx SmartPost	$2.11	$1.92	10		$2.08	$1.88	11
FedEx Ground Segment Revenues
Revenues increased during the third quarter and nine months of 2008 due to continued volume and yield growth. Average daily volumes at FedEx Ground increased 7% during the third quarter and 8% during the nine months of 2008 due to increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during the third quarter and nine months of 2008 was primarily due to the impact of the general rate increases and higher fuel surcharges, partially offset by higher customer discounts and lower weight and zone per package. One additional operating day contributed to revenue growth for the third quarter and nine months of 2008.
FedEx SmartPost picks up and delivers shipments from customers and delivers them to various points within the United States Postal Service (“USPS”) network for final delivery. FedEx SmartPost revenue and yield represent the amount charged to customers net of postage paid to the USPS.

In January 2008 and 2007, we implemented standard list rate increases averaging 4.9% and made changes to various surcharges. The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Low	5.25%	3.50%	4.50%	3.50%
High	6.25	3.75	6.25	5.25
Weighted-average	5.89	3.66	5.08	4.36
FedEx Ground Segment Operating Income
FedEx Ground segment operating income decreased 13% during the third quarter of 2008 primarily due to increased purchased transportation and other operating costs, which include costs associated with enhancing and defending the independent contractor model, higher intercompany charges and increased insurance costs. FedEx Ground segment operating income decreased 3% for the nine months of 2008 primarily due to higher independent contractor related costs, the net impact of increased fuel costs, higher intercompany charges and higher legal costs (including fees paid to external counsel, settlement costs and loss accruals). Operating results during the third quarter of 2007 were negatively impacted by the timing impact of our fuel surcharge and severe winter weather.
Fuel costs increased 96% during the third quarter and 54% during the nine months of 2008 primarily due to a significant increase in the average price per gallon of fuel. Purchased transportation costs increased in the third quarter of 2008 as a result of higher rates paid to our independent contractors and higher fuel costs. In addition, purchased transportation increased during the nine months of 2008 as a result of the costs associated with our independent contractor programs (described below). Intercompany charges increased during the third quarter and nine months of 2008 primarily due to increased net operating costs at FedEx Kinko’s associated with reduced copy and print revenue, store expansion and service improvement activities. In addition, higher allocated marketing and information technology costs from FedEx Services contributed to the increase in intercompany charges for the third quarter and nine months of 2008. Other operating expenses increased during the third quarter and nine months of 2008, primarily due to higher legal and insurance costs. Depreciation expense and rent expense increased in the third quarter and nine months of 2008 primarily due to higher spending on material handling equipment and facilities associated with our multi-year capacity expansion plan.
Independent Contractor Matters
FedEx Ground faces increased regulatory and legal uncertainty with respect to its independent contractors. As part of its operations, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. During the second quarter of 2008, FedEx Ground announced a nationwide program, which provides greater incentives to certain of its 15,000 contractors who choose to grow their businesses by adding routes. In addition, FedEx Ground offered special incentives to encourage California-based single route contractors to transform their operations into multiple-route businesses or sell their routes to others. Virtually all California-based single route contractors have accepted the incentives.
FedEx Ground is involved in numerous purported class-action lawsuits, state tax and other administrative proceedings and Internal Revenue Service audits that claim the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Note 9 of the accompanying unaudited consolidated financial statements.

FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2008	2007	Change		2008	2007(1)	Change
Revenues	$1,155	$1,101	5		$3,624	$3,339	9
Operating expenses:
Salaries and employee benefits	582	569	2		1,784	1,645	8
Purchased transportation	139	117	19		416	340	22
Rentals and landing fees	30	30	—		87	83	5
Depreciation and amortization	56	55	2		171	138	24
Fuel	148	111	33		419	339	24
Maintenance and repairs	39	42	(7)		131	119	10
Intercompany charges	20	15	33		61	45	36
Other	95	112	(15)		325	292	11

Total operating expenses	1,109	1,051	6		3,394	3,001	13

Operating income	$46	$50	(8)		$230	$338	(32)

Operating margin	4.0%	4.5%	(50	) bp	6.3%	10.1%	(380	) bp

Average daily LTL shipments (in thousands)	75	77	(3)		79	77	3
Weight per LTL shipment (lbs)	1,143	1,129	1		1,134	1,128	1
LTL yield (revenue per hundredweight)	$19.63	$18.68	5		$19.53	$18.45	6

(1)	Includes the results of FedEx National LTL from the date of its acquisition on September 3, 2006.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 5% during the third quarter of 2008 due to higher LTL yield and increased 9% for the nine months of 2008 due to the inclusion of the FedEx National LTL acquisition. The LTL yield increase during the third quarter of 2008 was primarily due to higher rates, including the impact of general rate increases described below. The increase in LTL yield for the nine months of 2008 was primarily due to longer-haul FedEx National LTL shipments. The yield increases for the third quarter and nine months of 2008 were partially offset by the fuel surcharge reduction described below.
Average daily LTL shipments decreased during the third quarter of 2008, as demand for these services continues to be restrained by the weak U.S. economy. However, during the third quarter of 2008, average daily LTL shipments improved sequentially throughout the quarter. Average daily LTL shipments increased slightly during the nine months of 2008 due to the inclusion of FedEx National LTL.

During the first quarter of 2008, FedEx Freight reduced its standard regional LTL fuel surcharge by 25% and FedEx National LTL reduced its standard LTL fuel surcharge to levels commensurate with FedEx Freight. The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Low	16.60%	14.00%	14.50%	14.00%
High	17.80	17.10	19.70	21.20
Weighted-average	16.90	15.90	16.70	17.60
In January 2008, FedEx Freight implemented a 5.48% general rate increase and FedEx National LTL implemented a commensurate general rate increase. In April 2007, we implemented a 5.59% general rate increase on FedEx Freight LTL shipments.
FedEx Freight Segment Operating Income
FedEx Freight segment operating income and operating margin decreased in both the third quarter and nine months of 2008 primarily due to the net impact of higher fuel costs, the fuel surcharge rate reduction described above, higher utilization of purchased transportation and lower average daily shipments at FedEx National LTL resulting from the weak U.S. economy. Severe winter weather negatively impacted operating income and operating margin during the third quarter of 2007.
The inclusion of FedEx National LTL in our results has impacted the nine months of 2008 comparability of all our operating expenses. Fuel costs increased during the third quarter and nine months of 2008 due to an increase in the average price per gallon of diesel fuel, which also increased rates paid to our third-party transportation providers. Fuel surcharges were not sufficient to offset incremental fuel costs for the third quarter or nine months of 2008, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Intercompany charges increased during the third quarter and nine months of 2008 primarily due to higher allocated marketing and information technology costs from FedEx Services and higher corporate overhead. Other operating expenses decreased during the third quarter of 2008 primarily due to the inclusion of a gain related to the sale of an operating facility. Along with incremental costs from FedEx National LTL, depreciation expense increased during the nine months of 2008 due to equipment purchased to support ongoing replacement requirements and long-term volume growth.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.011 billion at February 29, 2008, compared to $1.569 billion at May 31, 2007. The following table provides a summary of our cash flows for the nine-month periods ended February 29, 2008 and February 28, 2007 (in millions):

	2008	2007

Operating activities:
Net income	$1,366	$1,406
Noncash charges and credits	1,773	1,414
Changes in operating assets and liabilities	(948)	(716)

Cash provided by operating activities	2,191	2,104

Investing activities:
Business acquisition	—	(991)
Capital expenditures and other investing activities	(2,127)	(2,077)

Cash used in investing activities	(2,127)	(3,068)

Financing activities:
Proceeds from debt issuances	—	1,054
Principal payments on debt	(623)	(283)
Dividends paid	(93)	(83)
Proceeds from stock issuances	71	93
Other	23	16

Cash (used in) provided by financing activities	(622)	797

Net decrease in cash and cash equivalents	$(558)	$(167)

Cash Provided by Operating Activities. The $87 million increase in cash flows from operating activities in the nine months of 2008 was primarily attributable to year-over-year reductions in income tax payments, partially offset by increases in net fuel costs and purchased transportation expenses. The cash provided by operating activities in 2007 includes upfront compensation and benefit payments under the new labor contract with our pilots. We made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $479 million in the nine months of 2008 and $482 million during the nine months of 2007.
Cash Used for Investing Activities. Capital expenditures during the nine months of 2008 were 2% higher largely due to planned expenditures for facility expansion at FedEx Express and the FedEx Services segment. See “Capital Resources” below for further discussion.
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

A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at February 29, 2008. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of February 29, 2008, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid $93 million of dividends in the nine months of 2008 and $83 million in the nine months of 2007. On February 22, 2008, our Board of Directors declared a dividend of $0.10 per share of common stock. The dividend is payable on April 1, 2008, to stockholders of record as of the close of business on March 11, 2008.
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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 29, 2008 and February 28, 2007 (in millions):

					Percent Change
					2008/2007
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2008	2007	2008	2007	Ended	Ended
Aircraft and related equipment	$222	$297	$683	$814	(25)	(16)
Facilities and sort equipment	230	149	654	449	54	46
Information and technology investments	74	99	264	280	(25)	(6)
Vehicles	51	57	359	404	(11)	(11)
Other equipment	66	51	196	165	29	19

Total capital expenditures	$643	$653	$2,156	$2,112	(2)	2

FedEx Express segment	$389	$400	$1,204	$1,170	(3)	3
FedEx Ground segment	90	88	378	405	2	(7)
FedEx Freight segment	54	68	234	236	(21)	(1)
FedEx Services segment	109	97	339	300	12	13
Other	1	—	1	1	NM	—

Total capital expenditures	$643	$653	$2,156	$2,112	(2)	2

Capital expenditures during the nine months of 2008 were higher than the prior year period primarily due to increased spending at FedEx Express for facility expansion and increased spending at FedEx Services associated with information technology facility expansion and the addition of new locations at FedEx Kinko’s. We expect capital expenditures of approximately $3.0 billion for 2008, compared to $2.9 billion in 2007. Much of the anticipated increase in 2008 is on spending to support long-term volume growth, such as additional or expanded facilities and new aircraft. We also plan to continue to invest in our technology capabilities to improve productivity and service levels.
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
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of February 29, 2008. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded on our balance sheet as current liabilities at February 29, 2008. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
	2008 (1)	2009	2010	2011	2012	Thereafter	Total

Amounts reflected in Balance Sheet:
Long-term debt	$—	$515	$499	$250	$—	$539	$1,803
Capital lease obligations (2) (3)	4	13	97	8	8	137	267

Other cash obligations not reflected in Balance Sheet:
Unconditional purchase obligations (3)	347	1,336	1,167	738	88	164	3,840
Interest on long-term debt	21	111	79	65	47	1,553	1,876
Operating leases (3)	441	1,657	1,466	1,287	1,146	7,138	13,135

Total	$813	$3,632	$3,308	$2,348	$1,289	$9,531	$20,921

(1)	Cash obligations for the remainder of 2008.

(2)	Capital lease obligations represent principal and interest payments.

(3)	See Note 8 to the accompanying unaudited consolidated financial statements.
We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above. In addition, we have historically made voluntary tax-deductible contributions to our principal U.S. domestic pension plans; however, such amounts have not been legally required and therefore are not reflected in the table above.
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
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 29, 2008. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
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
As discussed in our Annual Report, during the first quarter of 2008, we updated our critical accounting estimates by adding “Contingencies” and removing “Revenue Recognition.” As discussed in Note 1 to the accompanying unaudited condensed consolidated financial statements and previously in this MD&A, we adopted new accounting rules for income taxes under FIN 48 in 2008. The cumulative effect of adopting FIN 48 was immaterial; however, FIN 48 substantially increases the sensitivities of the estimation process used in the accounting for and reporting of tax contingencies. In addition, as discussed in Note 9 to our unaudited condensed consolidated financial statements, we are involved in various legal and regulatory proceedings that require complex and judgmental decisions regarding reserves and disclosures. Based on these factors, we added the “Contingencies” category to our critical accounting estimates in the first quarter of 2008.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources” and “Contractual Cash Obligations,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of February 29, 2008, there have been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended November 30, 2007. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Our exposure to foreign currency fluctuations is more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During fiscal 2008, the U.S. dollar has been weaker relative to the currencies of the foreign countries in which we operate. Due to this continued weakening of the U.S. dollar against key foreign currencies, our results for the third quarter and nine months of 2008 were favorably impacted by foreign currency fluctuations. However, they did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our fuel surcharges. However, our fuel surcharges for FedEx Express and FedEx Ground have a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 4% for FedEx Ground before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 29, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 of the accompanying consolidated financial statements.
In December 2007, the Directorate General for Competition of the European Commission charged several companies in the international air freight forwarding industry with anti-competitive behavior in connection with the investigation that was disclosed in our Annual Report, but we were not among the companies charged. The investigations by the Antitrust Division of the U.S. Department of Justice and the Australian Competition and Consumer Commission that were disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 are ongoing. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1
Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

FEDEX CORPORATION
Date: March 20, 2008	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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