Form 10-K
period 2008-05-31
FEDEX CORP
filed 2008-07-16
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2007, was approximately $28.5 billion. The Registrant has no non-voting stock.
As of July 14, 2008, 311,187,628 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2008 annual meeting of stockholders to be held on September 29, 2008 are incorporated by reference in response to Part III of this Report.

PART I
ITEM 1. BUSINESS
Overview
FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in four reportable business segments:
•	FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global cargo distribution.

•	FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading provider of small-package ground delivery service. FedEx Ground provides low-cost, day-certain service to every business address in the United States, Canada and Puerto Rico, as well as residential delivery to nearly 100% of U.S. residences through FedEx Home Delivery. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service for final delivery to residences.

•	FedEx Freight: FedEx Freight Corporation is a leading U.S. provider of less-than-truckload (“LTL”) freight services through its FedEx Freight business (regional LTL freight services) and its FedEx National LTL business (long-haul LTL freight services). The FedEx Freight segment also includes FedEx Custom Critical, Inc., North America’s largest time-specific, critical shipment carrier, and Caribbean Transportation Services, Inc., a leading provider of airfreight forwarding services between the United States and Puerto Rico.

•	FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides sales, marketing and information technology support, as well as customer service support through FedEx Customer Information Services, Inc., primarily for the benefit of FedEx Express and FedEx Ground. The FedEx Services segment also includes FedEx Office and Print Services, Inc. (“FedEx Office”), formerly known as FedEx Kinko’s, a leading provider of document solutions and business services, and FedEx Global Supply Chain Services, Inc., which offers a range of supply chain solutions.
In June 2008, we announced our decision to minimize the use of the Kinko’s trade name and to change the name of FedEx Kinko’s to FedEx Office and the name of the company’s locations to FedEx Office and Print Centers. The new name better reflects the wide range of services available at the retail centers and takes full advantage of the powerful FedEx brand. The centers will be rebranded over the next several years.
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
Strategy
FedEx was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of our operating companies. Through our holding company, we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We intend to continue leveraging and extending the FedEx brand and providing our customers with convenient, seamless access to our entire portfolio of integrated business solutions.
We are pursuing a number of initiatives to continue to enhance the FedEx customer experience. For instance, notwithstanding short-term macro-economic conditions, we continue to expand our transportation networks (as described below) to accommodate future volume growth and increase customer convenience. In addition, we are broadening and more effectively bundling our portfolio of services in response to the needs and desires of our customers, such as through our integration of recent acquisitions in the long-haul LTL freight and international domestic express transportation markets, and our new and improved service offerings. For example, in 2008, we launched FedEx International Economy service in ten Asia-Pacific markets (where we already offered FedEx International Priority service), and we significantly enhanced our FedEx SameDay service offerings with the addition of same-day services for freight shipments and a new intra-city same-day service in select markets.
We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our package delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our recently redesigned Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipment tracking, customer service and invoicing information, as well as FedEx Office services. Similarly, by making one call to FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the service best meeting their needs. Through this one point of contact, customers can select from a broad range of freight services, based on their pickup and delivery requirements, time sensitivity and the characteristics of the products being shipped.
We manage our business as a portfolio — in the long-term best interest of FedEx as a whole, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements on achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. As an example of our commitment to managing collaboratively, our management incentive compensation programs are tied to the performance of FedEx as a whole.

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
Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate. For example:
•	To accommodate anticipated international growth at FedEx Express, we are purchasing aircraft and improving services to and from Europe and Asia based on the long-term growth prospects of these regions.

•	We are expanding network capacity at our fast growing FedEx Ground company. For instance, we expect to increase FedEx Ground’s daily package pick-up capacity to approximately five million packages by 2012.

•	We are slowing the expansion of FedEx Office’s retail network as a result of, among other things, reduced customer demand for the company’s copy and print services.
Despite the current macro-economic slowdown and record high fuel prices, we believe the following four trends continue to drive world commerce and shape the global marketplace:
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

These trends have produced an unprecedented expansion of customer access — to goods, services and information. This access is fueling a remarkable transformation of the world’s economy, helping businesses and nations flourish, and empowering individuals with greater choices and opportunities. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward even stronger long-term growth, productivity and profitability by:
•	Optimizing and expanding our worldwide FedEx Express network, particularly in key markets such as China, India and Europe.

•	Increasing the capacity, speed and reliability of our FedEx Ground and FedEx Freight networks.

•	Emphasizing the “compete collectively” part of our core strategy through service improvements and focusing on delivering the best customer experience in the industry, resulting in better alignment across all FedEx networks.
In sum, our overall long-term goal is to:
•	deliver superior financial returns for our stockholders;

•	expand our portfolio of services to meet our customers’ needs; and

•	execute our “compete collectively, operate independently, manage collaboratively” strategy with both discipline and imagination.
Reputation and Responsibility
By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected brands in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2008:
•	FedEx ranked seventh in FORTUNE magazine’s “America’s Most Admired Companies” list and sixth in its “World’s Most Admired Companies” list — the seventh consecutive year we have been ranked in the top ten on both lists.

•	FedEx ranked in the top 15 in “corporate reputation” and first in the category of customer service in the Harris Interactive Reputation Quotient (RQ) Survey.

•	FedEx continued to rank highest in customer satisfaction in the University of Michigan Business School National Quality Research Center’s American Customer Satisfaction Index in the express delivery category.

•	According to a poll conducted by Institutional Investor magazine, FedEx was rated as the most shareholder-friendly company and Frederick W. Smith was named the top CEO in our industry. Mr. Smith was also named among the top 30 chief executives in the world by Barron’s magazine.
FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in corporate social responsibility and sustainability. FedEx understands that a sustainable business is intrinsically tied to a sustainable society. We are committed to sustainably connecting the world, and enhancing the long-term value of the company for our shareowners and employees, and for the communities and businesses that rely on our services. We expect to publish our first corporate social responsibility (CSR) report later this year. The report will measure and document FedEx’s response to many global and local issues and opportunities that are relevant to our mission, values and core competencies.

Our People
Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2008, we were listed among FORTUNE’s “100 Best Companies to Work for in America,” a list that we have made in ten of the past eleven years. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 290,000 employees and contractors who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare.
Our Community
We are committed to causes that help improve the communities where we live and work, all around the world. As an example, we routinely donate our transportation capabilities and services to deliver aid to disaster sites and to support charitable causes, such as in support of the China earthquake and Myanmar (Burma) relief efforts this calendar year. We promote diversity by, among other things, making contributions to non-profit organizations that promote access to education, such as the Hispanic Scholarship Fund, the United Negro College Fund and the Asian & Pacific Islander American Scholarship Fund.
In addition to corporate philanthropy and employee volunteerism, we develop strategic relationships with certain charitable organizations that share our values, including:
•	United Way of America: We believe the United Way is one of the most effective and efficient ways of meeting community needs. FedEx supports a yearly fundraising campaign company-wide, and during our annual “FedEx Cares Week,” FedEx employee volunteers donate thousands of hours to support United Way community efforts.

•	American Red Cross: FedEx works with the Red Cross to provide a quick response to disasters around the world. FedEx uses its logistics and transportation expertise to provide complimentary shipping of emergency supplies and assists with financial support.

•	Safe Kids Worldwide: Reflecting the fact that safety is one of our top priorities, FedEx is the sole corporate sponsor of Safe Kids “Walk This Way,” a global program that advocates child pedestrian safety and teaches children, parents and communities how to prevent pedestrian accidents.

•	ORBIS International: FedEx helps ORBIS International provide eye care and treatment to people in developing countries. FedEx provides free aircraft maintenance and our pilots volunteer their time for ORBIS’s “Flying Eye Hospital” — a converted DC-10 aircraft equipped with surgical and training facilities.

•	Salvation Army: FedEx supports the Salvation Army’s training of emergency response personnel worldwide through an initiative called Prepare to Respond to Emergencies — Planning and Readiness Education (PREPARE). To date, FedEx has provided funding for eleven Emergency Services Response Units, which are deployed during emergencies and disasters.

•	Heart to Heart International: FedEx helps Heart to Heart International deliver food, medicine and emergency supplies to areas in need throughout the world.

•	National Civil Rights Museum: FedEx serves as a major corporate sponsor of the National Civil Rights Museum, which educates the public on the lessons of the civil rights movement in the United States and its impact and influence on the human rights movement worldwide.

•	Teach for America: FedEx supports Teach for America in its efforts to provide students of diverse backgrounds with a high-quality education. In 2008, FedEx announced a $1 million donation to Teach for America to further the organization’s goal of increasing the diversity of its teachers.

•	Junior Achievement: Through support of Junior Achievement, FedEx helps to ensure that our future leaders have access to educational opportunities. Through a recent $1 million pledge, FedEx launched a global competition that will enable teams of students from around the world to compete for the FedEx Global Impact Award.

•	March of Dimes: FedEx is a national sponsor of March of Dimes’ “March for Babies,” and thousands of FedEx employees participate in it and other events that raise funds to help improve the health of babies by preventing birth defects and infant mortality.
The Environment
We are committed to protecting the environment. FedEx evaluates the environmental impacts of FedEx packaging and copy and print services, and minimizes waste generation through efforts that include recycling and pollution prevention and the use of copy paper with a high recycled content.
FedEx is actively involved in efforts to promote cleaner air by reducing emissions through efficient route planning and the use of clean, alternative and renewable energy sources. First in our industry to introduce hybrid vans in our fleet, we now operate more than 170 hybrid vehicles around the globe, with more than two million miles in revenue service. Our hybrid electric vehicles decrease greenhouse gas emissions by approximately 30 percent and increase fuel economy by over 40 percent compared with conventional vehicles.
Our solar power generation systems represent another step we are taking toward progressive environmental stewardship and resource sustainability. In 2008, we installed solar-electric systems at two of FedEx Freight’s facilities in California. In calendar 2005, we opened California’s then largest corporate solar electric rooftop system atop the FedEx Express regional hub in Oakland. To date, this solar electric system has provided approximately 3.2 gigawatt hours of renewable energy.
We are also modernizing our aircraft fleet. For example, we are retiring and replacing older Boeing 727s with more fuel-efficient and quieter Boeing 757s. The use of newer and more fuel efficient aircraft will reduce our greenhouse gas emissions and airport noise and increase our jet fuel efficiency. Also, as noted below, we have selected the fuel-efficient Boeing 777 Freighter (“B777F”) aircraft to meet future international expansion needs.

Governance
FedEx has an independent Board of Directors committed to the highest quality corporate governance. Reflecting this commitment, we have embraced the spirit of corporate governance reform rather than merely meeting the minimum compliance standards set forth in the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange’s corporate governance listing standards. We have implemented many governance enhancements that go well beyond those legal requirements. For example, we use a majority-voting standard in uncontested director elections and have a resignation requirement for directors who fail to receive the required majority vote, and the Board is prohibited from changing back to a plurality-voting standard without the approval of our stockholders.
In addition, we have made compliance with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 one of our highest priorities, and we have leveraged this effort to further improve our already rigorous disclosure controls and procedures and effective internal control over financial reporting. Our goal has been not only to comply with the law, but also to build upon a process that will further enhance a strong controls mindset across FedEx today and in the future.
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
Business Segments
The following describes in more detail the operations of each of our reportable segments:
FedEx Express Segment
FedEx Express
Overview
FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express offers time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 145,000 employees and has approximately 53,500 drop-off locations (including FedEx Office and Print Centers), 677 aircraft and approximately 51,500 vehicles and trailers in its integrated global network.

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
International Expansion
FedEx Express is focused on further expanding its international presence, especially in key markets such as China, India and Europe. During 2007, we made several strategic acquisitions in those markets, each of which is expected to provide important contributions to our long-term growth, productivity and profitability.
•	We acquired ANC Holdings Ltd. (now rebranded as FedEx UK), a United Kingdom domestic express transportation company. The acquisition of FedEx UK has allowed us to establish a domestic service in the United Kingdom and better serve the U.K. international market, which we previously served primarily through independent agents.

•	We acquired Prakash Air Freight Pvt. Ltd. (“PAFEX”), our primary service provider in India. The acquisition of PAFEX extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets.

•	We acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) fifty percent share of the FedEx-DTW International Priority joint venture and assets relating to DTW Group’s domestic network in China. The acquisition converted our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary. The acquisition increases our presence in China in the international market and establishes our presence in the domestic market.
We began serving China in 1984, and since that time, we have expanded our service to cover more than 200 cities and counties across the country. We now employ more than 6,000 workers in China. In addition to the DTW Group acquisition, we have recently taken several other important actions that increase our presence in China and bolster our leadership in the global air cargo industry. For example:
•	In 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, in 2009. We believe the new hub will better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.

•	In 2007, we initiated next-morning domestic delivery service in China, which is available in more than 40 cities and counties throughout the country. The new China domestic service is supported by a money-back guarantee and real-time package status tracking. Our China domestic network relies on a hub-and-spoke system centered at the Hangzhou Xiaoshan International Airport, located in East China’s Zhejiang Province.

In support of our international expansion, we have agreed to purchase 15 B777F aircraft, a new high-capacity, long-range airplane, with deliveries beginning in calendar 2009. We also hold an option to purchase an additional 15 B777F aircraft. To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.
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
Pricing
FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2008, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.
FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2008 was based on the spot price for jet fuel published for April 2008. Changes to the FedEx Express fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2008 — 17%; 2007 — 13%; and 2006 — 14%. These percentages reflect the base rate increases that are associated with certain fuel surcharge reductions.
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

Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets. As noted above, in 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009.
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
FedEx Office offers retail access to FedEx Express shipping services at all of its U.S. locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices.
Fuel Supplies and Costs
During 2008, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”
The following table sets forth FedEx Express’s costs for jet fuel and its percentage of total revenues for the last five fiscal years:

	Total Cost	Percentage of Total
Fiscal Year	(in millions)	Revenues

2008	$3,396	8.9%
2007	2,639	7.5
2006	2,497	7.7
2005	1,780	6.1
2004	1,160	4.7
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
Employees
David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2008, FedEx Express employed approximately 94,700 permanent full-time and 50,300 permanent part-time employees, of which approximately 16% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 25% of all employees. FedEx Express believes its relationship with its employees is excellent.
The pilots of FedEx Express are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a four-year collective bargaining agreement that took effect in October 2006. Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.
FedEx Trade Networks
FedEx Trade Networks provides international trade services, specializing in customs brokerage and global cargo distribution. FedEx Trade Networks provides customs clearance services for FedEx Express at its major hub facilities. Value-added services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for over 100 customs areas worldwide. FedEx Trade Networks has approximately 3,700 employees and 100 offices in 80 service locations throughout North America and in Asia. Offices are maintained in major European markets and additional Asian locations through dedicated agents.
FedEx Ground Segment
FedEx Ground
Overview
By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back-guaranteed ground package delivery services. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental United States population and overnight service of up to 400 miles to nearly 100% of the continental United States population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Puerto Rico, Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers, primarily FedEx Express.

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. In addition, to meet growing customer demand for its services, FedEx Ground is in the midst of a major network capacity expansion program, which is expected to increase its daily pick-up capacity to approximately five million packages by 2012. The multi-phase plan includes the addition of hubs, the expansion of existing hubs and the expansion or relocation of other existing facilities. Each of the new hubs will feature the latest automated sorting technology.
In addition to the continuing success of FedEx Ground’s business-to-business service, the increasing popularity of FedEx Home Delivery, which reaches nearly 100% of U.S. residences, has driven growth in the company’s package volumes and financial results. FedEx Home Delivery is dedicated exclusively to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee.
Pricing
FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, during 2008, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Office and Print Center or FedEx Authorized ShipCenter.
FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2008 was based on the average diesel fuel price published for April 2008. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.
Operations
FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of approximately 520 facilities, including 30 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 22,000 owner-operated vehicles and 29,500 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.
Advanced automated sorting technology is used to streamline the handling of over 3.3 million packages daily. Using overhead laser and six-sided camera-based scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx Web site, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.
As of May 31, 2008, FedEx Ground had approximately 46,500 employees and 13,250 independent contractors. Although FedEx Ground believes its relationship with its employees and independent contractors is excellent, the company is involved in numerous purported or certified class-action lawsuits and other proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 17 of the accompanying consolidated financial statements.
David F. Rebholz is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS, DHL and the U.S. Postal Service.
FedEx SmartPost
FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the U.S. Postal Service for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a U.S. Postal Service facility for final delivery by a postal carrier. Through its network of 20 distribution hubs and approximately 2,200 employees, FedEx SmartPost provides delivery Monday through Saturday to all residential addresses in the U.S., including P.O. Boxes and military destinations.
FedEx Freight Segment
FedEx Freight Corporation
FedEx Freight Corporation provides a full range of LTL freight services through its FedEx Freight (regional LTL freight services), FedEx National LTL (long-haul LTL freight services) and FedEx Freight Canada businesses, and is known for its exceptional service, reliability and on-time performance. We added the FedEx National LTL and FedEx Freight Canada businesses through our 2007 acquisition of the LTL freight operations of Watkins Motor Lines and certain affiliates.
Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually all U.S. ZIP Codes (including Alaska and Hawaii) with industry-leading transit times. In 2008, FedEx Freight strategically expanded its facility network and reduced freight transit times in nearly 2,400 service lanes throughout the United States. FedEx Freight’s regional and extended LTL freight services are supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight serves Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation.

FedEx Freight specializes in fast-cycle distribution and provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times, after-hours pickup or delivery, or same-day delivery. FedEx Freight’s fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information. The FedEx Freight Advance Notice service feature uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments.
Since the acquisition of FedEx National LTL, we have significantly improved the company’s on-time service reliability by integrating and reengineering its network. FedEx National LTL is now a leader when it comes to reliability in the long-haul LTL freight market segment (three-day and more service lanes). FedEx Freight and FedEx National LTL have an indexed fuel surcharge, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel. During the first quarter of 2008, FedEx Freight reduced its standard regional LTL fuel surcharge by 25% and FedEx National LTL reduced its standard LTL fuel surcharge to levels commensurate with FedEx Freight.
As of May 31, 2008, FedEx Freight Corporation was operating approximately 61,000 vehicles and trailers from a network of approximately 475 service centers, and the FedEx Freight segment had approximately 36,500 employees. Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight Corporation, which is based in Memphis, Tennessee. FedEx Freight’s primary multiregional LTL freight competitors are Con-Way Freight, a subsidiary of Con-way Inc., YRC Regional Transportation (which comprises the USF regional companies), a division of YRC Worldwide Inc., and UPS Freight. FedEx National LTL’s primary long-haul LTL freight competitors are YRC National Transportation (which comprises Yellow Transportation and Roadway), a division of YRC Worldwide Inc., and ABF Freight System, Inc.
FedEx Custom Critical
FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its divisions are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited LTL shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. Service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the company’s Shipping Toolkit, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,400 vehicles, operated by owner-operators and their drivers, which are dispatched out of approximately 140 geographically-based staging areas.
Caribbean Transportation Services
FedEx Freight Corporation subsidiary Caribbean Transportation Services, Inc. (“CTS”) is a leading provider of airfreight forwarding services between the United States and Puerto Rico, specializing in arranging the shipment of heavyweight and oversized cargo. CTS, which also serves the Dominican Republic, Costa Rica and the Caribbean Islands, provides several delivery options for door-to-door or airport-to-airport airfreight forwarder services, principally to the medical, pharmaceutical and technology sectors.

FedEx Services Segment
FedEx Services (including FedEx Customer Information Services)
FedEx Services provides sales, marketing, information technology and customer service support, primarily for the benefit of FedEx Express and FedEx Ground. Through FedEx Services and its subsidiary FedEx Customer Information Services, Inc., we provide a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of express and ground services and to help ensure a consistent and outstanding experience for our customers.
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
T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2008, the FedEx Services segment had approximately 39,800 employees (including 23,900 at FedEx Office).
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
The fedex.com Web site was launched over ten years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site, which we recently redesigned, is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. Our FedEx Insight application provides customers with visibility and package status of their inbound and outbound express, ground and freight shipments. Our FedEx Global Trade Manager resource enables customers to more easily navigate the complexities of international commerce by helping them identify the documents they need in order to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides customers real-time access to their accounts, invoices and paid shipment details.

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
We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. As announced in 2008, through our FedEx QuickShip add-in application, we now provide users of Microsoft Office Outlook, the world’s largest e-mail application, the ability to connect directly to FedEx shipping services.
Marketing
The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:
•	The National Football League (NFL), as its “Official Delivery Service Sponsor”

•	FedExField, home of the NFL’s Washington Redskins

•	FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company”

•	FedExCup, a season-long points competition for PGA TOUR players

•	Pebble Beach Golf Resorts, as the official shipping company

•	National Basketball Association (NBA), as its official delivery service sponsor

•	FedExForum, home of the NBA’s Memphis Grizzlies

•	Vodafone McLaren Mercedes Formula One team

•	French Open tennis tournament

•	The China National Badminton Team
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

FedEx Office
During 2008, FedEx Office (formerly known as FedEx Kinko’s) was reorganized as a part of the FedEx Services segment. FedEx Office is a leading provider of document solutions and business services. FedEx Office’s global network of digitally-connected locations offers access to copying and digital printing, professional finishing, document creation, Internet access, computer rentals, videoconferencing, signs and graphics, notary, direct mail, Web-based printing and the full range of FedEx day-definite ground shipping and time-definite global express shipping services. Under FedEx Services, FedEx Office benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network.
FedEx Office provides an “office on the road” for traveling business professionals and remote workers, who often need high-speed Internet access, videoconferencing, presentation support and other business services. FedEx Office also provides a “one-stop shop” for small businesses, with offerings such as direct mail services, office products and signs and graphics production.
FedEx Office offers the full range of FedEx Express and FedEx Ground services at virtually all U.S. locations. In addition, FedEx Office offers packing services at virtually all U.S. Office and Print Centers, and packing supplies and boxes are included in FedEx Office’s retail product assortment. By allowing customers to have unpackaged items professionally packed by specially trained FedEx Office team members and then shipped using any of the full range of FedEx day-definite ground shipping and time-definite global express shipping services, FedEx Office provides a complete “pack-and-ship” solution.
As of May 31, 2008, FedEx Office’s operations included approximately 1,800 FedEx Office & Print Centers in the United States and approximately 160 additional locations in 10 other countries, as well as approximately 40 commercial production centers. FedEx Office is headquartered in Dallas, Texas.
Trademarks
The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx Global Supply Chain Services, FedEx Customer Information Services, FedEx National LTL, FedEx Trade Networks, FedEx SmartPost and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.
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
Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. In May 2006, the TSA adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we have filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements (including those of foreign governments, as noted below) for air cargo carriers could impose material costs on us.
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
International. FedEx Express’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner. Additionally, global air cargo carriers, such as FedEx Express, are subject to current and potential additional aviation security regulation by foreign governments.
Our operations within foreign countries, such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, China is currently considering postal regulation that would substantially limit, if not exclude, foreign-invested companies such as FedEx from competing in the China domestic document delivery market.

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
We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, the disposal of waste oil and the disposal of toners and other products used in FedEx Office’s copy machines and photo film developing operations. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.
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
ITEM 1A. RISK FACTORS
We present information about our risk factors on pages 77 through 81 of this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
FedEx Express Segment
FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2008, FedEx Express’s aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft) (1)

Boeing MD11	32	26	58		164,200
Boeing MD10-30 (2)	6	2	8		114,200
Boeing DC10-30	5	7	12	(3)	114,200
Boeing MD10-10 (2)	58	—	58		113,100
Boeing DC10-10	5	—	5	(4)	113,100
Airbus A300-600	32	36	68	(5)	85,600
Airbus A310-200/300	50	16	66		61,900
Boeing B757-200	12	—	12	(6)	45,800
Boeing B727-200	81	9	90		38,200
ATR 72-202/212	29	—	29		14,660
ATR 42-300/320	13	—	13		10,880
Fokker F27-500	1	—	1		10,100
Fokker F27-600	4	—	4		9,850
Cessna 208B	243	—	243		2,500
Cessna 208A	10	—	10		1,900

Total	581	96	677

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)	Includes two aircraft not currently in operation and awaiting conversion to MD10 configuration.

(4)	Includes three aircraft not currently in operation and awaiting conversion to MD10 configuration.

(5)	Includes four aircraft not currently in operation — three awaiting completion of passenger-to-freighter modification and one in storage.

(6)	Includes 12 aircraft not currently in operation — six awaiting completion of passenger-to-freighter modification and six in storage.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express’s cargo requirements. We operate two models, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.

•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.

•	The B757s are two-engine aircraft configured for cargo service.

•	The B727s are three-engine aircraft configured for cargo service.

•	The ATR, Fokker F27 and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.
An inventory of spare engines and parts is maintained for each aircraft type.
In addition, FedEx Express “wet leases” approximately 50 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports served by FedEx Express’s larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express’s wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2008, FedEx Express operated approximately 51,500 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2009	4	16	—	2	22
2010	—	6	6	—	12
2011	—	5	9	—	14
2012	—	2	—	—	2
2013	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	4	29	15	2	50

Deposits and progress payments of $254 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Also see Note 16 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2008, FedEx Express operated the following sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour) (1)	Lessor	Year

National

Memphis, Tennessee	518	3,450,000	465,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	262	1,895,000	192,000	Indianapolis Airport Authority	2028

Regional

Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2010

Oakland, California	74	320,000	65,000	City of Oakland	2011

Metropolitan

Chicago, Illinois	51	419,000	52,000	City of Chicago	2018

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2009/2025	(5)

International

Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	54,000	Aeroports de Paris	2029

Subic Bay, Philippines (4)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for sorting and handling facility (23 acres) expires in 2009, and lease for ramp expansion (11 acres) expires in 2025.

FedEx Express’s primary sorting facility, which serves as the center of its multiple hub-and-spoke system, is located at the Memphis International Airport. FedEx Express’s facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The lease is subordinate to, and FedEx Express’s rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government. As noted above, FedEx Express is building a new regional hub in Greensboro, North Carolina, which is scheduled to begin operations in calendar 2009.
FedEx Express has additional international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. FedEx Express also has a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami. As noted above, in 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. As announced in 2008, FedEx Express intends to construct a new sorting and handling facility in Germany at the Cologne/Bonn airport and relocate the Frankfurt operations there, beginning in 2010.
Administrative and Other Properties and Facilities
The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. FedEx Express also leases approximately 30 facilities in the Memphis area for administrative offices and warehouses.
FedEx Express owns or leases approximately 680 facilities for city station operations in the United States. In addition, approximately 375 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
As of May 31, 2008, FedEx Express had approximately 45,100 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2008, FedEx Express also had approximately 10,500 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office and Print Centers. Internationally, FedEx Express has approximately 2,100 drop-off locations.
FedEx Ground Segment
FedEx Ground’s corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2008, FedEx Ground had approximately 29,500 company-owned trailers and owned or leased approximately 520 facilities, including 30 hubs. In addition, approximately 22,000 owner-operated vehicles support FedEx Ground’s business. Of the approximately 315 facilities that support FedEx Home Delivery, more than 200 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 30 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 256,000 square feet and range in size from 31,000 to 488,000 square feet.

FedEx Freight Segment
FedEx Freight Corporation’s corporate headquarters are located in Memphis, Tennessee. FedEx Freight Corporation also has administrative offices located in Harrison, Arkansas, San Jose, California and Lakeland, Florida. FedEx Freight Corporation plans to close the San Jose office in calendar 2009, after which the administrative office for FedEx Freight’s regional LTL freight operations will be located in Harrison. As of May 31, 2008, FedEx Freight Corporation operated approximately 61,000 vehicles and trailers and 475 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 950 to 220,400 square feet of office and dock space. CTS’s headquarters are located in Greensboro, North Carolina, and FedEx Custom Critical’s headquarters are located in Green, Ohio.
FedEx Services Segment
FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services and FedEx Express lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2008, FedEx Office operated approximately 2,000 locations, including approximately 160 locations in 10 foreign countries and approximately 40 commercial production centers. Substantially all FedEx Office and Print Centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office and Print Centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 4,000 square feet in size.
ITEM 3. LEGAL PROCEEDINGS
FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 17 of the accompanying consolidated financial statements.
In June 2006, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requesting certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. In December 2007, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the DOJ into possible anti-competitive behavior in the international freight forwarding industry. In March 2008, we received an additional subpoena from the DOJ relating to its investigation of the international freight forwarding industry. In July 2008, we received a notice from the Korea Fair Trade Commission (“KFTC”) requesting certain information and documents in connection with the KFTC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in South Korea. The DOJ, ACCC and KFTC investigations are ongoing. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	63	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	54	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	49	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores, and as a director of First Horizon National Corporation, a financial services holding company.

Name and Office	Age	Positions and Offices Held and Business Experience

Douglas G. Duncan President and Chief Executive Officer, FedEx Freight Corporation	57	President and Chief Executive Officer of FedEx Freight Corporation since February 2001; President and Chief Executive Officer of Viking Freight, Inc. (“Viking Freight”) from November 1998 to February 2001; Senior Vice President — Sales and Marketing of Viking Freight from 1996 to November 1998; Vice President — Sales and Marketing of Caliber System, Inc. (“Caliber”) from 1995 to 1996; various positions with Roadway Express, Inc., including Vice President — Sales, from 1976 to 1995. Mr. Duncan serves as a director of Benchmark Electronics, Inc., an electronics manufacturer.

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	52	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Renasant Corporation, a financial services holding company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	54	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Name and Office	Age	Positions and Offices Held and Business Experience

David F. Rebholz President and Chief Executive Officer, FedEx Ground	55	President and Chief Executive Officer of FedEx Ground since January 2007; President of FedEx Ground from September 2006 to January 2007; Executive Vice President — Operations & Systems Support of FedEx Express from December 1999 to September 2006; Senior Vice President — U.S. of FedEx Express from January 1997 to November 1999; Senior Vice President —Sales & Customer Service of FedEx Express from June 1993 to December 1996; Vice President — Regional Operations of FedEx Express from October 1991 to June 1993; Vice President — Customer Services of FedEx Express from December 1988 to October 1991; and various other positions with FedEx Express from 1976 to 1988.

Christine P. Richards Executive Vice President, General Counsel and Secretary	53	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.
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
FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 14, 2008, there were 18,589 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2007
First Quarter	$118.74	$97.79	$0.09
Second Quarter	119.21	99.34	0.09
Third Quarter	121.42	106.63	0.09
Fourth Quarter	116.76	104.01	0.09

Fiscal Year Ended May 31, 2008
First Quarter	$119.10	$99.30	$0.10
Second Quarter	111.29	91.10	0.10
Third Quarter	101.53	80.00	0.10
Fourth Quarter	99.46	82.50	0.10
FedEx also paid a cash dividend on July 1, 2008 ($0.11 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We intend to evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. FedEx did not repurchase any of its common stock during the fourth quarter of 2008.
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data as of and for the five years ended May 31, 2008 is presented on page 132 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Management’s discussion and analysis of results of operations and financial condition is presented on pages 38 through 81 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 131 of this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2008 thereon, are presented on pages 84 through 130 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2008 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 82 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 83 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Effective July 14, 2008, the Board of Directors of FedEx Corporation amended FedEx’s Amended and Restated Bylaws by adding a new bylaw as Section 13 of Article III. Consistent with FedEx’s preexisting policy statement on poison pills (which is included in FedEx’s Corporate Governance Guidelines), the new bylaw requires stockholder approval for any future stockholder rights plan, or “poison pill,” prior to or within twelve months after adoption of the poison pill. Specifically, the bylaw provides that:
•	The Board must obtain stockholder approval prior to adopting a poison pill unless the Board determines, in the exercise of its fiduciary duties, that it would be in the best interests of FedEx and its stockholders to adopt a poison pill without prior stockholder approval; and

•	If a poison pill is adopted by the Board without prior stockholder approval, the poison pill shall expire within one year of adoption unless ratified by stockholders.
The foregoing summary of the bylaw amendment is qualified in its entirety by reference to the text of the Amended and Restated Bylaws as adopted and effective as of July 14, 2008, which are attached hereto as Exhibit 3.2 and incorporated by reference herein.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct & Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on September 29, 2008, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct & Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”
ITEM 11. EXECUTIVE COMPENSATION
Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on September 29, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on September 29, 2008, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on September 29, 2008, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees for services provided by Ernst & Young LLP during 2008 and 2007 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on September 29, 2008, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2008 thereon, are listed on page 36 and presented on pages 84 through 130 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 10, 2008 thereon, is presented on pages 133 through 134 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-5 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 16, 2008	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2008
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 16, 2008
/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 16, 2008
/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 16, 2008
/s/ AUGUST A. BUSCH IV * August A. Busch IV	Director	July 16, 2008
/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 16, 2008
/s/ JUDITH L. ESTRIN * Judith L. Estrin	Director	July 16, 2008
/s/ PHILIP GREER * Philip Greer	Director	July 16, 2008

Signature	Capacity	Date

/s/ J. R. HYDE, III * J. R. Hyde, III	Director	July 16, 2008
/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 16, 2008
/s/ STEVEN R. LORANGER * Steven R. Loranger	Director	July 16, 2008
/s/ GARY W. LOVEMAN * Gary W. Loveman	Director	July 16, 2008
/s/ CHARLES T. MANATT * Charles T. Manatt	Director	July 16, 2008
/s/ JOSHUA I. SMITH * Joshua I. Smith	Director	July 16, 2008
/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 16, 2008
/s/ PETER S. WILLMOTT * Peter S. Willmott	Director	July 16, 2008

*By:	/s/ JOHN L. MERINO	July 16, 2008

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
ORGANIZATION OF INFORMATION
Our MD&A is comprised of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:
•	Results of Operations includes an overview of our consolidated 2008 results compared to 2007, and 2007 results compared to 2006. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2009.
•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2009) for each of our reportable transportation segments.
•	Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flow statements and our financial commitments.
•	We conclude with a discussion of the critical accounting estimates that we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.
DESCRIPTION OF BUSINESS
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing and information technology support, as well as retail access for customers through FedEx Office and Print Services, Inc. (“FedEx Office”), formerly FedEx Kinko’s, primarily for the benefit of FedEx Express and FedEx Ground. These companies represent our major service lines and form the core of our reportable segments. See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

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
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2008 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2008 (1)	2007 (2)	2006 (3)	2008/2007		2007/2006
Revenues	$37,953	$35,214	$32,294	8		9

Operating income	2,075	3,276	3,014	(37)		9

Operating margin	5.5%	9.3%	9.3%	(380	) bp	—	bp

Net income	$1,125	$2,016	$1,806	(44)		12

Diluted earnings per share	$3.60	$6.48	$5.83	(44)		11

(1)	Operating expenses include a charge of approximately $891 million ($696 million, net of tax, or $2.23 per diluted share), predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition (described below).

(2)	Operating expenses include a $143 million charge at FedEx Express associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006. The impact of this new contract on second quarter net income was approximately $78 million net of tax, or $0.25 per diluted share.

(3)	Operating expenses include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express.
The following table shows changes in revenues and operating income by reportable segment for 2008 compared to 2007, and 2007 compared to 2006 (in millions):

	Revenues				Operating Income
	Dollar		Percent		Dollar		Percent
	Change		Change		Change		Change
	2008/	2007/	2008/	2007/	2008/	2007/	2008/	2007/
	2007	2006	2007	2006	2007	2006	2007	2006

FedEx Express segment (1)	$1,740	$1,235	8	6	$(90)	$178	(5)	10
FedEx Ground segment	708	737	12	14	(86)	106	(10)	15
FedEx Freight segment (2)	348	941	8	26	(134)	(22)	(29)	(5)
FedEx Services segment (3)	2	48	—	2	(891)	—	NM	—
Other and Eliminations	(59)	(41)	NM	NM	—	—	—	—

	$2,739	$2,920	8	9	$(1,201)	$262	(37)	9

(1)	FedEx Express 2007 operating expenses include a $143 million charge associated with upfront compensation and benefits under the new pilot labor contract and 2006 operating expenses include a $75 million charge to adjust the accounting for certain facility leases.

(2)	FedEx Freight segment results include the results of FedEx National LTL from the date of its acquisition on September 3, 2006.

(3)	FedEx Services segment operating expenses include a charge of approximately $891 million, predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition (described below).

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected volume statistics (in thousands) for the years ended May 31:
The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield statistics for the years ended May 31:

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for our transportation segments show our average cost of jet and vehicle fuel per gallon and the year-over-year percentage increase in total fuel expense for the years ended May 31:
Overview
Our results for 2008 reflect a difficult year, as the combination of record high fuel prices and the weak U.S. economy significantly impacted our profitability. We believe persistently higher fuel prices and the related impact on our fuel surcharges are reducing demand for our services, particularly U.S. domestic express package and LTL freight services, and are pressuring overall yield growth across our transportation segments. Also, these factors are affecting our ability to cover inflation in our overall operating costs and contributing to a customer shift to lower-yielding services. Increased net operating costs at FedEx Office associated with reduced copy and print revenue and higher expenses for store expansion and service improvement activities also contributed to the decline in operating results for 2008. Significantly lower variable incentive compensation (lower by approximately $220 million) and reduced retirement plans costs (reduced by $82 million), combined with cost containment initiatives, partially mitigated the impact of higher net fuel costs and the weak U.S. economy on our 2008 overall results.
In addition, our operating results for 2008 include a fourth quarter charge of approximately $891 million ($696 million, net of tax, or $2.23 per diluted share), predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition (described below).
Revenue
Revenue growth for 2008 was primarily attributable to continued growth in international services at FedEx Express, increases in FedEx Express U.S. domestic package yields and volume growth at FedEx Ground. Higher fuel surcharges continue to be the key driver of increased yields in our transportation segments. Additionally, FedEx Express international yields benefited from favorable currency exchange rates. Revenue growth for 2008 also improved due to a full year of operations for businesses acquired in 2007 at FedEx Express and FedEx Freight. Revenue growth during 2008 was partially offset by reduced U.S. domestic express volumes as a result of the ongoing weak U.S. economy. The impact of the weak U.S. economy became progressively worse during the year and drove U.S. domestic express shipping volumes to pre-2000 levels during the fourth quarter of 2008.
Revenue growth in 2007 was due to FedEx Ground package volume growth and growth in FedEx Express International Priority (“IP”) services. Our 2007 revenues also reflected the acquisition of FedEx National LTL (formerly known as Watkins Motor Lines), which added approximately $760 million to 2007 revenue. Revenue growth in 2007 was slightly offset by declines in copy revenues at FedEx Office.

Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2008	2007	2006
Operating expenses:
Salaries and employee benefits	37.4%	39.0%	38.9%
Purchased transportation	11.7	11.0	10.1
Rentals and landing fees	6.4	6.7	7.4
Depreciation and amortization	5.1	5.0	4.8
Fuel	12.1	10.0	10.1
Maintenance and repairs	5.5	5.5	5.5
Impairment charges	2.3	—	—
Other	14.0	13.5	13.9

Total operating expenses	94.5	90.7	90.7

Operating income (margin)	5.5%	9.3%	9.3%

Operating income and operating margin declined during 2008, as the weak U.S. economy and substantially higher fuel costs pressured volume growth at FedEx Express and FedEx Freight. The noncash impairment charges at FedEx Office also negatively affected operating margins in 2008. Fuel expenses increased approximately 30% during 2008, primarily due to an increase in the average price per gallon of fuel. Fuel surcharges were not sufficient to offset incremental fuel costs for 2008, based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider several other factors, including the sensitivity of demand to changes in price and shifts by our customers to lower-yielding services. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2008, 2007 and 2006 in the accompanying discussions of each of our transportation segments.
Operating income in 2008 was also negatively impacted by increased net operating costs at FedEx Office and expansion of our domestic express services in China. Higher purchased transportation expenses at FedEx Ground, primarily due to costs associated with independent contractor incentive programs and higher rates paid to our contractors (including higher fuel supplement costs), also had a negative impact on 2008 results. Other operating expenses increased during 2008 primarily due to the full-year inclusion of our 2007 business acquisitions, including the consolidation of the results of our China joint venture at FedEx Express, and higher legal, consulting and insurance costs at FedEx Ground. Lower variable incentive compensation and reduced retirement plans costs, combined with cost containment activities, partially mitigated the impact of higher net fuel costs and the weak U.S. economy on our overall results for 2008.

Operating income increased in 2007, as revenue growth at FedEx Express and FedEx Ground more than offset reduced profitability at the FedEx Freight segment and increased net operating costs at FedEx Office. Operating margin was flat in 2007 due to slower economic growth, the negative impact of higher salaries and benefits (primarily as a result of the new labor contract with our pilots) and the timing of adjustments to our fuel surcharges at FedEx Express, as well as operating losses at FedEx National LTL. Soft volumes in the LTL sector and expenses to integrate the FedEx National LTL network negatively impacted the performance of the FedEx Freight segment in 2007.
Salaries and employee benefits increased in 2007 as a result of the new labor contract for the pilots of FedEx Express and the FedEx National LTL acquisition. The impacts of expensing stock options commencing in 2007 and higher retirement plan costs were largely offset by lower incentive compensation. Purchased transportation costs increased in 2007 due to FedEx Ground volume growth, the FedEx National LTL acquisition and IP package volume growth.
Impairment Charges
Our operating results for 2008 include a charge of approximately $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition.
The components of the charge include the following (in millions):

Trade name	$515
Goodwill	367
Other	9

$891

During the fourth quarter we decided to change the name of FedEx Kinko’s to FedEx Office. The impairment of the Kinko’s trade name was due to the decision to minimize the use of the Kinko’s trade name and rebrand our centers over the next several years. We believe the FedEx Office name better describes the wide range of services available at our retail centers and takes full advantage of the FedEx brand. The goodwill impairment charge was related to the impairment of our recorded goodwill, reflecting a decline in its current fair value in light of economic conditions, the unit’s recent and forecasted financial performance and the decision to reduce the rate of store expansion. These impairment charges are included in operating expenses in the accompanying consolidated statements of income. The charges are included in the results of the FedEx Services segment and were not allocated to our transportation segments, as the charges were unrelated to the core performance of these businesses.
For additional information concerning the trade name and goodwill impairment charges, see Note 4 to the accompanying consolidated financial statements and the Critical Accounting Estimates section of this MD&A.
Other Income and Expense
Net interest expense decreased $1 million during 2008 primarily due to decreased interest expense related to lower debt balances and increased capitalized interest. The decrease in interest expense was partially offset by decreased interest income due to lower cash balances. Net interest expense decreased $51 million during 2007 primarily due to increased interest income earned on higher cash balances.

Income Taxes
Our effective tax rate was 44.2% in 2008, 37.3% in 2007 and 37.7% in 2006. Our 2008 tax rate increased primarily as a result of the goodwill impairment charge, which is not deductible for income tax purposes. Our 2007 tax rate was favorably impacted by the conclusion of various state and federal tax audits and appeals. This favorable impact was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China (described below). For 2009, we expect our effective tax rate to be approximately 38%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Business Acquisitions
During 2007, we made the following business acquisitions:

				Purchase Price
Segment	Business Acquired	Rebranded	Date Acquired	(in millions)
FedEx Freight	Watkins Motor Lines	FedEx National LTL	September 3, 2006	$787
FedEx Express	ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	241
FedEx Express	Tianjin Datian W. Group Co., Ltd. (“DTW Group”)	N/A	March 1, 2007	427
Our acquisition of FedEx National LTL extended our service offerings to the long-haul LTL freight sector. The acquisition of FedEx U.K. has allowed us to establish a domestic service in the United Kingdom and better serve the U.K. international market, while the DTW Group acquisition converted our joint venture with DTW Group into a wholly owned subsidiary and has increased our presence in China in the international market and established our presence in the domestic market. During 2007, we also made other immaterial acquisitions that are not presented in the table above.
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
Employees Under Collective Bargaining Arrangements
The pilots of FedEx Express, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees. The effect of this new agreement on second quarter 2007 net income was approximately $78 million net of tax, or $0.25 per diluted share.
Lease Accounting Charge
Our results for 2006 included a noncash charge of $79 million ($49 million net of tax, or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express. This charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.

Outlook
Our comparisons to 2008 and expectations for 2009 below exclude the impact of the noncash impairment charges described above.
We anticipate the difficult economic environment that impacted our profitability in 2008 will continue in 2009, as we expect no significant improvement in the U.S. economy, at least for the near term. In fact, the negative consequences of record oil prices on global growth will likely amplify in coming quarters. Therefore, we expect nominal base revenue growth in 2009, as these factors will continue to pressure yields and volumes in both package and freight services, especially in our U.S. domestic services at FedEx Express. Persistently high energy costs will continue to dampen our growth potential throughout 2009 despite our continued cost containment initiatives and reductions in variable incentive compensation. These factors, combined with higher purchased transportation costs at FedEx Ground, are expected to result in reduced earnings in 2009. We will continue to have cost containment initiatives in place across all segments in 2009, including controlling discretionary spending and limiting staffing additions. If the economic downturn becomes even more pronounced, additional actions will be taken to control costs. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.
In light of current economic conditions, we significantly reduced our capital expenditures for 2008 from an initial budget of $3.5 billion to $2.9 billion in actual expenditures. Our capital expenditures for 2009 are expected to approximate 2008 levels, as we balance the need to control spending with the opportunity to make investments with high returns, such as in substantially more fuel-efficient Boeing 757 and Boeing 777 aircraft. Moreover, we will continue to invest in critical long-term strategic projects focused on expanding our global networks and broadening our service offerings to position us for stronger growth in better economic times. However, we could significantly reduce 2009 capital expenditures should conditions worsen. For additional details on key 2009 capital projects, refer to the Liquidity Outlook section of this MD&A.
All of our businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. Historically, our fuel surcharges have largely been sufficient to offset incremental fuel costs; however, volatility in fuel costs, as seen in the rapidly rising price of oil in 2008, may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings in the short-term.
As described in Note 17 of the accompanying consolidated financial statements and the “Independent Contractor Matters” section of our FedEx Ground segment MD&A, we are involved in a number of litigation matters and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its contractors. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.
See “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business
Our businesses are seasonal in nature. Seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For the FedEx Freight LTL Group, the spring and fall are the busiest periods and the latter part of December, January and February are the slowest periods. For FedEx Office, the summer months are normally the slowest periods. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly in our third fiscal quarter.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was immaterial. For additional information on the impact of adoption of FIN 48, refer to Note 11 to the accompanying consolidated financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through AOCI. At May 31, 2008, under the provisions of SFAS 158, we recorded an increase to equity of $469 million (net of tax) based on a $1 billion improvement in the funded status of our retirement plans since May 31, 2007.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 (February 29 in 2008) measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009). We are required to make our transition election in the first quarter of 2009 and plan to elect the two-measurement approach as our transition method. Under the two-measurement approach, we complete two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. For the transition period from February 29, 2008 through June 1, 2008, we will record the net periodic benefit cost, net of tax, as an adjustment to beginning retained earnings and the actuarial gains and losses, net of tax, as an adjustment to AOCI in the first quarter of 2009. The impact of adopting the measurement date provision on our financial statements is not expected to be material to our financial position or results of operations, but will reduce our 2009 pension and retiree medical expense by approximately $87 million under the two-measurement approach due to an increase in the discount rate and higher plan assets. For additional information on the adoption of SFAS 158 and these changes, see Note 12 to the accompanying consolidated financial statements and the Critical Accounting Estimates section of this MD&A.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). SFAS 157 is effective for us beginning on June 1, 2008; however, the FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. In addition, the FASB has excluded leases from the scope of SFAS 157. We anticipate that this standard will not have a material impact on our financial condition or results of operations upon adoption.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. The key aspects of SFAS 141R and SFAS 160 include requiring the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; establishing the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requiring the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
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
FedEx Office (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billing and collections)
FedEx Global Supply Chain Services (logistics services)

FEDEX SERVICES SEGMENT
The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support; FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground; FedEx Global Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office.
During the fourth quarter of 2008, we decided to change the name of FedEx Kinko’s to FedEx Office. We believe the FedEx Office name better describes the wide range of services available at our retail centers and takes full advantage of the FedEx brand.
During the first quarter of 2008, FedEx Office was reorganized as a part of the FedEx Services segment. FedEx Office provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers through digital channels such as fedex.com. Under FedEx Services, FedEx Office benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. As part of this reorganization, we are pursuing synergies in sales, marketing, information technology and administrative areas.
With this reorganization, the FedEx Services segment became a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. FedEx Office continues to be treated as a reporting unit for purposes of goodwill impairment testing.
Effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The net operating costs of this entity are allocated to FedEx Express and FedEx Ground. Prior year amounts were not reclassified to conform to the 2007 segment presentation, as financial results were materially comparable.
The costs of the sales, marketing and information technology support provided by FedEx Services and the customer service functions of FCIS, together with the normal, ongoing net operating costs of FedEx Global Supply Chain Services and FedEx Office, are allocated primarily to the FedEx Express and FedEx Ground segments based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. The $891 million fourth quarter charge predominantly associated with the noncash impairment charges for the Kinko’s trade name and goodwill was not allocated to the FedEx Express or FedEx Ground segments, as it was unrelated to the core performance of those businesses.
FedEx Services segment revenues, which reflect the operations of FedEx Office and FedEx Global Supply Chain Services, increased slightly during 2008. Revenue generated from new locations and higher package acceptance fees more than offset declines in copy revenues at FedEx Office for 2008. The allocated net operating costs of FedEx Office increased during 2008 due to declines in copy revenues, as well as higher expenses associated with store expansion, advertising and promotions, and service improvement activities. Increased capital expenditures for the FedEx Services segment are primarily associated with information technology facility expansion at FedEx Services and store expansion activities at FedEx Office. FedEx Office opened 318 new centers during 2008.

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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the years ended May 31:

						Percent Change
	2008	2007		2006		2008/2007		2007/2006
Revenues:
Package:
U.S. overnight box	$6,578	$6,485		$6,422		1		1
U.S. overnight envelope	2,012	1,990		1,974		1		1
U.S. deferred	2,995	2,883		2,853		4		1

Total U.S. domestic package revenue	11,585	11,358		11,249		2		1
International Priority (IP)	7,666	6,722		6,139		14		9
International domestic (1)	663	370		199		79		86

Total package revenue	19,914	18,450		17,587		8		5
Freight:
U.S.	2,398	2,412		2,218		(1)		9
International Priority freight	1,243	1,045		840		19		24
International airfreight	406	394		434		3		(9)

Total freight revenue	4,047	3,851		3,492		5		10
Other (2)	460	380		367		21		4

Total revenues	24,421	22,681		21,446		8		6
Operating expenses:
Salaries and employee benefits	8,451	8,234	(3)	8,033		3		3
Purchased transportation	1,208	1,098		971		10		13
Rentals and landing fees	1,673	1,610		1,696	(4)	4		(5)
Depreciation and amortization	944	856		805		10		6
Fuel	3,785	2,946		2,786		28		6
Maintenance and repairs	1,512	1,444		1,344		5		7
Intercompany charges	2,134	2,046		1,496		4		37
Other	2,813	2,456		2,502		15		(2)

Total operating expenses	22,520	20,690		19,633		9		5

Operating income	$1,901	$1,991		$1,813		(5)		10

Operating margin	7.8%	8.8%		8.5%		(100	) bp	30	bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, India and China. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Includes a $143 million charge for signing bonuses and other upfront compensation associated with the new four-year labor contract with our pilots.

(4)	Includes a $75 million one-time, noncash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2008	2007	2006	2008/2007	2007/2006
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,151	1,174	1,203	(2)	(2)
U.S. overnight envelope	677	706	713	(4)	(1)
U.S. deferred	895	898	901	—	—

Total U.S. domestic ADV	2,723	2,778	2,817	(2)	(1)
IP	517	487	466	6	5
International domestic (2)	296	134	46	121	191

Total ADV	3,536	3,399	3,329	4	2

Revenue per package (yield):
U.S. overnight box	$22.40	$21.66	$20.94	3	3
U.S. overnight envelope	11.66	11.06	10.86	5	2
U.S. deferred	13.12	12.59	12.42	4	1
U.S. domestic composite	16.68	16.04	15.66	4	2
IP	58.11	54.13	51.64	7	5
International domestic (2)	8.80	10.77	16.69	(18)	(35)
Composite package yield	22.08	21.28	20.72	4	3

Freight Statistics (1)
Average daily freight pounds:
U.S.	8,648	9,569	9,374	(10)	2
International Priority freight	2,220	1,878	1,634	18	15
International airfreight	1,817	1,831	2,126	(1)	(14)

Total average daily freight pounds	12,685	13,278	13,134	(4)	1

Revenue per pound (yield):
U.S.	$1.09	$0.99	$0.93	10	6
International Priority freight	2.20	2.18	2.02	1	8
International airfreight	0.88	0.84	0.80	5	5
Composite freight yield	1.25	1.14	1.04	10	10

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.
FedEx Express Segment Revenues
FedEx Express revenues increased 8% in 2008, primarily due to increases in fuel surcharges, growth in IP volume and the impact of favorable currency exchange rates. Revenue increases during 2008 were partially offset by decreased volumes in U.S. domestic package and freight services, as the weak U.S. economy and persistently higher fuel prices and the related impact on our fuel surcharges have restrained demand for these services. These factors drove U.S. domestic shipping levels to pre-2000 volumes during the fourth quarter of 2008.

The increase in composite package yield in 2008 was driven by increases in IP and U.S. domestic yields, partially offset by decreased international domestic yield. IP yield increased 7% in 2008, primarily due to favorable exchange rates, higher fuel surcharges and increases in package weights. U.S. domestic yield increased 4% in 2008 primarily due to higher fuel surcharges and general rate increases. International domestic yield decreased 18% during 2008 as a result of the inclusion of lower-yielding services from the companies acquired in 2007. Composite freight yield increased in 2008 due to the impact of changes in service mix, higher fuel surcharges and favorable exchange rates.
IP volume growth during 2008 resulted from increased demand in Asia, U.S. outbound and Europe. Increased international domestic volumes during 2008 were driven by business acquisitions in the second half of 2007. U.S. domestic package and freight volumes decreased during 2008, as the ongoing weak U.S. economy and rising fuel prices continued to negatively impact demand for these services.
Revenue growth in 2007 was driven by IP revenues as a result of yield improvements across all regions and volume growth resulting from increased demand in U.S. outbound, Asia and Europe. Also contributing to revenue growth in 2007 were increases in international domestic revenues (primarily due to our acquisition of FedEx U.K.) and increases in freight revenues due to higher U.S. and international priority freight volumes. U.S. domestic package revenues increased as a result of yield improvements, partially offset by a decrease in volumes resulting from the moderating growth rate of the U.S. economy.
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
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows, for the years ended May 31:

	2008	2007	2006

U.S. Domestic and Outbound Fuel Surcharge:
Low	13.50%	8.50%	10.50%
High	25.00	17.00	20.00
Weighted-Average	17.06	12.91	13.69

International Fuel Surcharges:
Low	12.00	8.50	10.00
High	25.00	17.00	20.00
Weighted-Average	16.11	12.98	12.73

FedEx Express Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2008	2007		2006
Operating expenses:
Salaries and employee benefits	34.6%	36.3	% (1)	37.4%
Purchased transportation	4.9	4.8		4.5
Rentals and landing fees	6.9	7.1		7.9 (2)
Depreciation and amortization	3.9	3.8		3.7
Fuel	15.5	13.0		13.0
Maintenance and repairs	6.2	6.4		6.3
Intercompany charges	8.7	9.0		7.0
Other	11.5	10.8		11.7

Total operating expenses	92.2	91.2		91.5

Operating income (margin)	7.8%	8.8%		8.5%

(1)	Includes a $143 million charge for signing bonuses and other upfront compensation associated with the new four-year labor contract with our pilots (0.6% of revenue).

(2)	Includes a $75 million one-time, noncash charge to adjust the accounting for certain facility leases (0.4% of revenue).
Operating results for 2008 were negatively impacted by record high fuel prices, the continued weak U.S. economy and our continued investment in domestic express services in China. However, revenue growth in IP services, reduced retirement plan costs, the favorable impact of foreign currency exchange rates and lower variable incentive compensation partially offset the impact of these factors on operating income during 2008.
Fuel costs increased 28% in 2008 due to an increase in the average price per gallon of fuel. Although fuel costs increased significantly during 2008, fuel surcharges were sufficient to offset incremental fuel costs, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, we believe persistently higher fuel prices and the related impact on our fuel surcharges are reducing demand for our services and pressuring overall yield growth. These factors are also affecting our ability to cover inflation in our operating costs and contributing to a customer shift to lower-yielding services.
Other operating expenses increased 15% during 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. Also contributing to the increase in other operating expenses in 2008 was the inclusion of an operating gain in 2007 related to the Airbus contract settlement agreement described below. Purchased transportation costs increased 10% in 2008 primarily due to the inclusion of our 2007 business acquisitions, the impact of higher fuel costs and IP volume growth, which requires a higher utilization of contract pickup and delivery services. These increases in purchased transportation costs were partially offset by the elimination of payments by us for pickup and delivery services provided by our former China joint venture partner, as we acquired this business in the second half of 2007. The 10% increase in depreciation expense during 2008 was principally due to aircraft purchases and our 2007 business acquisitions. Intercompany charges increased 4% during 2008 primarily due to increased net operating costs at FedEx Office associated with declines in copy revenues, as well as higher expenses associated with store expansion, advertising and promotions, and service improvement activities. This increase was partially offset by lower allocated fees from FedEx Services due to cost containment activities.

Operating income and operating margin increased in 2007, despite slower overall revenue growth. Increases in operating income and margin in 2007 resulted from growth in IP services and were partially offset by costs associated with the ratification of a new labor contract with our pilots in October 2006. These costs included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements, which were mitigated by reductions in the variable incentive compensation for our other employees. Year-over-year results in 2007 were positively affected by a $75 million charge in 2006 to adjust the accounting for certain facility leases.
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
Salaries and employee benefits increased in 2007 primarily as a result of the new labor contract with our pilots. Purchased transportation costs increased 13% in 2007 due to IP volume growth, which requires a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. Maintenance and repairs increased 7% in 2007 primarily due to higher aircraft maintenance expenses for various airframes and Airbus A300 engines. The 5% decrease in rentals and landing fees in 2007 was attributable to the one-time adjustment for leases in 2006 described above. Intercompany charges increased 37% in 2007 due to allocations as a result of moving the FCIS organization from FedEx Express to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.
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
FedEx Express Segment Outlook
We expect limited base revenue growth at FedEx Express in 2009, as we expect no significant improvement in the U.S. economy with continued high oil prices. These factors will continue to pressure yields and volumes in both U.S. domestic package and freight services. We expect U.S. domestic shipping volumes to remain at the pre-2000 levels experienced in the fourth quarter of 2008. We expect that the majority of the revenue increase in 2009 will be led by IP services, as we continue to focus on growing our service offerings, particularly in China and Europe, and benefit from increased demand for U.S. goods due to a weaker U.S. dollar. Our international domestic revenue is projected to increase in 2009 due to the continued expansion of our China domestic service as well as increases in our Canadian domestic package services.
FedEx Express segment operating income and operating margin are expected to decline in 2009, primarily due to lower U.S. domestic package and freight volumes, as high energy costs will dampen our growth potential throughout 2009 despite our continued cost containment initiatives. Capital expenditures at FedEx Express are expected to be relatively flat in 2009, as we balance the need to control spending with the opportunity to make investments with high returns, such as substantially more fuel-efficient aircraft. Our aircraft-related capital outlays include the more fuel-efficient Boeing 757s, the first of which enter revenue service in 2009, and the new Boeing 777s, the first of which enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. However, we may temporarily ground certain aircraft due to excess capacity in the current economic environment. The new Asia-Pacific hub in Guangzhou, China is planned to be operational in 2009.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2008	2007	2006	2008/2007		2007/2006
Revenues	$6,751	$6,043	$5,306	12		14
Operating expenses:
Salaries and employee benefits	1,073	1,006	929	7		8
Purchased transportation	2,691	2,326	2,019	16		15
Rentals	189	166	133	14		25
Depreciation and amortization	305	268	224	14		20
Fuel	201	117	93	72		26
Maintenance and repairs	145	134	118	8		14
Intercompany charges	658	569	515	16		10
Other	753	635	559	19		14

Total operating expenses	6,015	5,221	4,590	15		14

Operating income	$736	$822	$716	(10)		15

Operating margin	10.9%	13.6%	13.5%	(270	) bp	10	bp

Average daily package volume:
FedEx Ground	3,365	3,126	2,815	8		11
FedEx SmartPost	618	599	377	3		59

Revenue per package (yield):
FedEx Ground	$7.48	$7.21	$7.02	4		3
FedEx SmartPost	$2.09	$1.88	$1.55	11		21
FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 12% during 2008 due to volume and yield growth. Volume growth at FedEx Ground resulted from market share gains and the customer appeal of our cost-effective alternative to overnight air delivery services. Average daily volumes at FedEx Ground increased 8% during 2008 due to increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during 2008 was primarily due to the impact of general rate increases, higher extra service revenue (primarily through our residential, additional handling and large package surcharges) and higher fuel surcharges, partially offset by higher customer discounts and a lower average weight and zone per package.
FedEx SmartPost picks up shipments from customers and delivers them to various points within the United States Postal Service (“USPS”) network for final delivery. FedEx SmartPost revenue and yield represent the amount charged to customers net of postage paid to the USPS.

Revenues increased during 2007 due to strong volume growth. Average daily volumes at FedEx Ground rose 11% because of increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during 2007 was primarily due to the impact of general rate increases and higher extra service revenues, primarily on our residential services. This yield increase was partially offset by higher customer discounts and a lower average weight and zone per package. Additionally, revenue at FedEx SmartPost increased significantly in 2007 due to increased market share, as a major competitor exited this market in 2006, enabling significant growth in the customer base and related volumes.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2008	2007	2006
Low	4.50%	3.50%	2.50%
High	7.75	5.25	5.25
Weighted-Average	5.47	4.18	3.54
FedEx Ground Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2008	2007	2006
Operating expenses:
Salaries and employee benefits	15.9%	16.7%	17.5%
Purchased transportation	39.9	38.5	38.1
Rentals	2.8	2.8	2.5
Depreciation and amortization	4.5	4.4	4.2
Fuel	3.0	1.9	1.8
Maintenance and repairs	2.1	2.2	2.2
Intercompany charges	9.7	9.4	9.7
Other	11.2	10.5	10.5

Total operating expenses	89.1	86.4	86.5

Operating income (margin)	10.9%	13.6%	13.5%

FedEx Ground segment operating income decreased 10% during 2008, as revenue growth was more than offset by higher independent contractor-related costs, the net impact of increased fuel costs, costs associated with our multi-year capacity expansion plan, higher intercompany charges and higher legal costs (including fees paid to external counsel, settlement costs and loss accruals). However, lower variable incentive compensation partially offset the net impact of these factors on operating income during 2008.
Fuel costs increased 72% during 2008 primarily due to a significant increase in the average price per gallon of fuel. Fuel surcharges were not sufficient to offset the effect of fuel costs on our year-over-year operating results for 2008, due to the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust. Purchased transportation costs increased 16% in 2008 as a result of higher rates paid to our independent contractors, increased fuel expenses and costs associated with our independent contractor programs (described below).

Intercompany charges increased 16% during 2008 primarily due to increased net operating costs at FedEx Office associated with declines in copy revenues, as well as higher expenses associated with store expansion, advertising and promotions and service improvement activities. In addition, higher allocated sales and marketing and customer service costs from FedEx Services contributed to the increase in intercompany charges for 2008. Other operating expenses increased 19% during 2008, primarily due to higher legal, consulting and insurance costs. Depreciation expense and rent expense increased 14% in 2008 primarily due to higher spending on material handling equipment and facilities associated with our multi-year capacity expansion plan.
The increase in FedEx Ground segment operating income during 2007 was principally due to revenue growth and improved results at FedEx SmartPost. Operating margin increased only slightly in 2007, as revenue growth was partially offset by increased purchased transportation costs, increased legal costs and higher depreciation and rent expense associated with network expansion.
Purchased transportation increased in 2007 primarily due to volume growth and higher rates paid to our independent contractors, including fuel supplements. Our fuel surcharge was sufficient to offset the effect of higher fuel costs on our 2007 operating results, based on a static analysis of the year-over-year changes in fuel prices compared to changes in the fuel surcharge. Other operating expenses increased in 2007 primarily due to increased legal costs. Depreciation expense increased 20% and rent expense increased 25% principally due to higher spending on material handling and scanning equipment and facilities associated with our multi-year network expansion.
Independent Contractor Matters
FedEx Ground faces increased regulatory and legal uncertainty with respect to its independent contractors. As part of its operations, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. During the second quarter of 2008, FedEx Ground announced a nationwide program, which provides greater incentives to certain of its contractors who choose to grow their businesses by adding routes. In addition, FedEx Ground offered special incentives to encourage California-based single-route contractors to transform their operations into multiple-route businesses or sell their routes to others. Virtually all California-based single-route contractors accepted the incentives and completed the required actions by May 31, 2008. Furthermore, as of May 31, 2008 nearly 60% of all service areas nationwide are supported by multiple-route contractors.
FedEx Ground is involved in numerous purported or certified class-action lawsuits, state tax and other administrative proceedings and Internal Revenue Service audits that claim the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Note 17 of the accompanying consolidated financial statements.
FedEx Ground Segment Outlook
We expect the FedEx Ground segment to have continued revenue growth in 2009, led by increased commercial business and the continued growth of our FedEx Home Delivery service. FedEx SmartPost volumes are also expected to grow, due to market share gains and improved service levels. Yields for all services at FedEx Ground are expected to improve in 2009 as a result of increases in list prices and fuel surcharges.

FedEx Ground segment operating margin in 2009 is expected to decrease slightly due to rising fuel prices and increased purchased transportation costs, despite continued cost containment initiatives. Purchased transportation costs are expected to increase in 2009 due to ongoing enhancements to our independent contractor model, and higher incentives and rates paid to our independent contractors. Capital spending is expected to remain relatively flat in 2009, with the majority of our spending resulting from our continued comprehensive network expansion and productivity-enhancing technologies. We are committed to investing in the FedEx Ground network because of the long-term benefits we will experience from these investments.
We will continue to vigorously defend various attacks against our independent contractor model and incur ongoing legal costs as a part of this process. While we believe that FedEx Ground’s owner operators are properly classified as independent contractors, it is reasonably possible that we could incur a material loss in connection with one or more of these matters or be required to make additional changes to our contractor model. However, we do not believe that any such charges will impair our ability to operate and profitably grow our FedEx Ground business.
FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2008	2007 (1)	2006	2008/2007		2007/2006
Revenues	$4,934	$4,586	$3,645	8		26
Operating expenses:
Salaries and employee benefits	2,381	2,250	1,801	6		25
Purchased transportation	582	465	298	25		56
Rentals and landing fees	119	112	94	6		19
Depreciation and amortization	227	195	120	16		63
Fuel	608	468	377	30		24
Maintenance and repairs	175	165	120	6		38
Intercompany charges	81	61	37	33		65
Other	432	407	313	6		30

Total operating expenses	4,605	4,123	3,160	12		30

Operating income	$329	$463	$485	(29)		(5)

Operating margin	6.7%	10.1%	13.3%	(340	) bp	(320	) bp

Average daily LTL shipments (in thousands)	79.7	78.2	66.7	2		17
Weight per LTL shipment (lbs)	1,136	1,130	1,143	1		(1)
LTL yield (revenue per hundredweight)	$19.65	$18.65	$16.84	5		11

(1)	Includes the results of FedEx National LTL from the date of its acquisition on September 3, 2006.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 8% during 2008 primarily due to the full-year inclusion of the FedEx National LTL acquisition. LTL yield increased 5% during 2008, reflecting higher yields from longer-haul FedEx National LTL shipments, higher fuel surcharges (despite the rate reduction described below) and the impact of the January 2008 general rate increase. Average daily LTL shipments grew 2% in 2008, reflecting the full-year inclusion of FedEx National LTL. During the second half of 2008, average daily LTL shipments improved sequentially despite the weak U.S. economy and rising fuel costs that limited demand throughout the entire LTL industry.

FedEx Freight segment revenues increased in 2007 primarily as a result of the acquisition of FedEx National LTL. Average daily LTL shipments (excluding FedEx National LTL) grew slightly in 2007 due to increased demand for our regional and interregional services. This growth rate moderated throughout the year, however, with year-over-year declines in the second half of 2007. LTL yield growth was due to higher yields from longer-haul FedEx National LTL shipments, higher rates and favorable contract renewals.
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

	2008	2007	2006
Low	14.5%	14.0%	12.5%
High	23.7	21.2	20.1
Weighted-Average	17.7	17.8	16.3
FedEx Freight Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2008	2007	2006
Operating expenses:
Salaries and employee benefits	48.3%	49.1%	49.4%
Purchased transportation	11.8	10.1	8.2
Rentals and landing fees	2.4	2.4	2.6
Depreciation and amortization	4.6	4.3	3.3
Fuel	12.3	10.2	10.3
Maintenance and repairs	3.5	3.6	3.3
Intercompany charges	1.6	1.3	1.0
Other	8.8	8.9	8.6

Total operating expenses	93.3	89.9	86.7

Operating income (margin)	6.7%	10.1%	13.3%

FedEx Freight segment operating income and operating margin decreased substantially in 2008 primarily due to the net impact of higher fuel costs and the fuel surcharge rate reduction described above, along with higher purchased transportation costs due to increased utilization of and rates paid to third party transportation providers. Lower variable incentive compensation partially offset the net impact of these factors on operating income during 2008.

The full-year inclusion of FedEx National LTL in our results impacted the 2008 comparability of all our operating expenses. Fuel costs increased 30% during 2008 due to an increase in the average price per gallon of diesel fuel, which also increased rates paid to our third-party transportation providers. Fuel surcharges were not sufficient to offset incremental fuel costs for 2008, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Purchased transportation costs increased 25% in 2008 primarily due to the inclusion of FedEx National LTL, which uses a higher proportion of these services, and higher rates paid to our third-party transportation providers. Including incremental costs from FedEx National LTL, depreciation expense increased 16% during 2008 due to investments in information technology and equipment purchased to support ongoing replacement requirements and long-term volume growth. Intercompany charges increased 33% during 2008 primarily due to higher allocated marketing and information technology costs from FedEx Services.
FedEx Freight segment operating income decreased during 2007 due to operating losses at FedEx National LTL, which resulted from softening volumes and ongoing expenses to integrate its network. Along with incremental costs from FedEx National LTL (including amortization of acquired intangible assets), depreciation expense increased due to prior-year purchases of vehicles and other operating equipment to support volume growth. Purchased transportation increased due to higher rates paid to our third-party transportation providers and the utilization of third-party providers at FedEx National LTL. While fuel costs increased in 2007, our fuel surcharge was more than sufficient to offset the effect of higher fuel costs, based on a static analysis of the year-over-year changes in fuel prices compared to changes in the fuel surcharge.
FedEx Freight Segment Outlook
We expect the FedEx Freight segment to have revenue growth resulting from market share gains in 2009, despite the continued contraction of the LTL industry resulting from the weak U.S. economy and high oil prices. Our revenue growth in 2009 is expected to approximate revenue growth levels in 2008. We expect operating income and operating margin growth to be constrained in 2009 due to the continued weak U.S. economy and the increasingly competitive LTL pricing environment. We plan to continue to integrate our LTL businesses in 2009, which will lead to improved synergies and cost savings. As part of that process, we plan to close the San Jose, California office in calendar 2009, after which the administrative office for FedEx Freight’s regional LTL freight operations will be located in Harrison, Arkansas. No material costs are anticipated in connection with this action. Capital spending is expected to remain relatively flat in 2009, with the majority of our spending resulting from investments in revenue equipment and our continued investment in technology to improve productivity and to meet our customers’ needs.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.539 billion at May 31, 2008, compared to $1.569 billion at May 31, 2007 and $1.937 billion at May 31, 2006. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2008	2007	2006
Operating activities:
Net income	$1,125	$2,016	$1,806
Noncash charges and credits	3,187	1,988	2,006
Changes in operating assets and liabilities	(828)	(441)	(136)

Cash provided by operating activities	3,484	3,563	3,676

Investing activities:
Business acquisitions, net of cash acquired	(4)	(1,310)	—
Capital expenditures and other investing activities	(2,893)	(2,814)	(2,454)

Cash used in investing activities	(2,897)	(4,124)	(2,454)

Financing activities:
Proceeds from debt issuances	—	1,054	—
Principal payments on debt	(639)	(906)	(369)
Dividends paid	(124)	(110)	(97)
Other financing activities	146	155	142

Cash (used in) provided by financing activities	(617)	193	(324)

Net (decrease) increase in cash and cash equivalents	$(30)	$(368)	$898

Cash Provided by Operating Activities. Cash flows from operating activities decreased $79 million in 2008 primarily due to higher operating costs, particularly fuel and purchased transportation, partially offset by year-over-year reductions in income tax payments. Noncash charges and credits increased in 2008 due to the impairment charges discussed above. Cash flows from operating activities decreased $113 million in 2007 primarily due to an increase in income tax payments of $184 million, partially offset by increased earnings. During 2008, we made tax-deductible voluntary contributions to our principal U.S. domestic pension plans of $479 million, compared to $482 million during 2007 and $456 million during 2006.
Cash Used in Investing Activities. Capital expenditures during 2008 were 2% higher largely due to planned expenditures for facility expansion at FedEx Express and FedEx Ground. During 2007, $1.3 billion of cash was used for the FedEx National LTL, FedEx U.K., DTW Group and other immaterial acquisitions. See Note 3 of the accompanying consolidated financial statements for further discussion of these acquisitions. See “Capital Resources” for a discussion of capital expenditures during 2008 and 2007.

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
A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at May 31, 2008. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of May 31, 2008, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. Dividends paid were $124 million in 2008, $110 million in 2007 and $97 million in 2006. On June 2, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock, an increase of $0.01 per share. The dividend was paid on July 1, 2008 to stockholders of record as of the close of business on June 13, 2008. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
CAPITAL RESOURCES
Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities, and package handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.
The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2008	2007	2006	2008/2007	2007/2006
Aircraft and related equipment	$998	$1,107	$1,033	(10)	7
Facilities and sort equipment	900	674	507	34	33
Vehicles	404	445	413	(9)	8
Information and technology investments	366	431	394	(15)	9
Other equipment	279	225	171	24	32

Total capital expenditures	$2,947	$2,882	$2,518	2	14

FedEx Express segment	$1,716	$1,672	$1,408	3	19
FedEx Ground segment	509	489	487	4	—
FedEx Freight segment	266	287	274	(7)	5
FedEx Services Segment	455	432	345	5	25
Other	1	2	4	NM	NM

Total capital expenditures	$2,947	$2,882	$2,518	2	14

Capital expenditures during 2008 were slightly higher than the prior year primarily due to increased spending for facility expansions. FedEx Express capital expenditures increased in 2008 primarily as a result of increased spending on air operations and sorting facilities, including the construction of our new regional hub in Greensboro, North Carolina and the expansion of our primary sorting facility in Memphis. FedEx Services capital expenditures increased in 2008 primarily due to increased spending associated with information technology facility expansions and the addition of new FedEx Office locations. Capital spending at FedEx Ground increased in 2008 due to increased spending on facilities and sort equipment associated with its comprehensive network expansion plan. Other equipment capital expenditures increased at FedEx Express during 2008, primarily due to expenditures for ground support equipment replacement, as well as sort equipment at our new Asia-Pacific hub in Guangzhou, China. Capital expenditures increased during 2007 primarily due to increased spending at FedEx Express for facility expansion and aircraft and related equipment and expenditures at FedEx Office associated with its expansion program.
LIQUIDITY OUTLOOK
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
In February 2008, the Economic Stimulus Act of 2008 (“Act”) was signed into law. Among other things, this Act provides a 50% bonus tax depreciation deduction for qualified property acquired or constructed and placed in service in 2008. We anticipate that the Act will provide us with a federal income tax deferral in 2009, reversing in later years. We estimate this deferral will reduce our 2009 federal income tax payments by $50 million to $100 million; however, the actual amount is subject to the nature and timing of our capital expenditures in 2009, which may be impacted by ongoing weak economic conditions.
Our capital expenditures are expected to be less than $3 billion in 2009 and will include spending for aircraft and related equipment at FedEx Express, facility expansion at FedEx Ground and revenue equipment at FedEx Freight. We also continue to invest in productivity-enhancing technologies. Aircraft-related capital outlays include the Boeing 757s, the first of which enter revenue service in 2009 and are 40% more fuel efficient per unit than the aircraft type they will replace, and the new Boeing 777s, the first of which enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. However, we may temporarily ground certain aircraft due to excess capacity in the current economic environment.
Due to the weak U.S. economy, during 2008 management took actions to reduce future capital commitments by slowing the rate of expansion for new FedEx Office locations in 2009. We expect to open approximately 60 new FedEx Office locations in 2009. This will allow FedEx Office management to continue to focus on improving core services and the overall customer experience at existing stores.

We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically in growing service lines. We currently expect to fund our 2009 capital requirements with cash from operations.
We have not repurchased any shares in recent years. However, we currently have the liquidity to repurchase shares and may do so in the future. A total of 5.75 million shares remain under existing share repurchase authorizations.
We have a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody’s and Standard & Poor’s characterize our ratings outlook as “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become limited. In 2009, scheduled debt payments include $502 million of principal payments on unsecured notes and capitalized leases.
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of May 31, 2008. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2008. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
	2009	2010	2011	2012	2013	Thereafter	Total
Operating activities:
Operating leases	$1,803	$1,647	$1,482	$1,332	$1,208	$8,338	$15,810
Non-capital purchase obligations and other (1)	342	127	61	56	33	134	753
Interest on long-term debt	110	79	65	47	20	1,534	1,855

Investing activities:
Aircraft and aircraft-related capital commitments (1)	1,143	1,051	674	31	—	—	2,899
Other capital purchase obligations (1)	219	—	—	—	—	—	219

Financing activities:
Debt	500	499	250	—	300	239	1,788
Capital lease obligations (2)	13	97	8	8	119	18	263

Total	$4,130	$3,500	$2,540	$1,474	$1,680	$10,263	$23,587

(1)	See Note 16 to the accompanying consolidated financial statements.

(2)	Capital lease obligations represent principal and interest payments.
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

Operating Activities
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2008. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
The amounts reflected in the table above for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.
Included in the preceding table within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability for uncertain tax positions under FIN 48. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($80 million) is excluded from the preceding table. See Note 11 of the accompanying consolidated financial statements for further information.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.
Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment contracts. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configuration, which is reflected in the table above. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into a noncancelable commitment. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.
Financing Activities
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
RETIREMENT PLANS
Overview. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. The accounting for pension and healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plans.
A summary of our retirement plans costs over the past three years is as follows (in millions):

	2008	2007	2006

U.S. domestic and international pension plans	$323	$467	$425
U.S. domestic and international defined contribution plans	216	176	167
Postretirement healthcare plans	77	55	73

	$616	$698	$665

The determination of our annual retirement plans cost is highly sensitive to changes in the assumptions discussed above because we have a large active workforce, a significant amount of assets in the pension plans, and the payout of benefits will occur over an extended period in the future. Total retirement plans cost decreased $82 million in 2008, and increased $33 million in 2007 and $83 million in 2006, primarily due to plan changes in 2008 and changes to these assumptions in 2007 and 2006.
In 2007, we announced changes to significantly redesign certain of our retirement programs. Effective January 1, 2008, we increased the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. The full cost of this benefit improvement will accelerate over the next few years. Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula were capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These changes will not affect the benefits of current retirees and terminated vested participants. In addition, these pension plans were modified to accelerate vesting from five years to three years effective June 1, 2008 for most participants.

Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury index, with a minimum rate of 4% or the one-year Treasury Constant Maturities rate plus 1% and a maximum rate based on the average 30-year Treasury rate.
Retirement plans cost in 2009 is expected to be approximately $567 million, a decrease from 2008. We anticipate that the full-year impact of the enhanced 401(k) match described above will be offset by a decline in pension and retiree medical expense due to a significantly higher discount rate. We continue to expect the long-term costs of our retirement plans to approximate those prior to the recent plan changes. However, we expect that the costs of our retirement plans will become more predictable, as we reduce highly volatile pension costs in favor of more predictable 401(k) costs associated with our matching contributions. Retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements.
Pension Cost. Of all of our retirement plans, our largest qualified U.S. domestic pension plan is the most significant and subjective. The components of pension cost for all pension plans are as follows (in millions):

	2008	2007	2006
Service cost	$518	$540	$473
Interest cost	720	707	642
Expected return on plan assets	(985)	(930)	(811)
Recognized actuarial losses and other	70	150	121

Net periodic benefit cost	$323	$467	$425

Following is a discussion of the key estimates we consider in determining our pension costs:
Discount Rate. This is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation, or PBO) to their net present value and to determine the succeeding year’s pension expense. The discount rate is determined each year at the plan measurement date. For 2008, our measurement date for determination of our PBO was February 29, 2008, and our assumptions incorporated a discount rate of 6.96%. As described previously in this MD&A, due to our measurement date transition under SFAS 158, our measurement date for 2009 expense was June 1, 2008, and our assumptions incorporated a discount rate of 7.15%. An increase in the discount rate decreases pension expense. This assumption is highly sensitive, as the following table illustrates with our largest qualified U.S. domestic pension plan:

	Discount	Sensitivity (in millions) (2)
	Rate (1)	Expense	PBO
2009 (expense)	7.15%	$1.7	n/a
2008	6.96%	2.1	$16
2007	6.01%	2.5	19
2006	5.91%	2.1	21

(1)	The discount rate in effect at the end of a given fiscal year affects the current year’s PBO and the succeeding year’s pension expense, except for 2009 which was affected by our measurement date transition. The 2009 expense sensitivity is driven by the 7.15% discount rate determined at the June 1, 2008 measurement date.

(2)	Sensitivities show the impact on expense and the PBO of a one-basis-point change in the discount rate.

We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. This bond modeling technique allows for the use of non-callable and make-whole bonds that meet certain screening criteria to ensure that the selected bonds with a call feature have a low probability of being called. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve. Pension costs for our primary domestic pension plan were favorably affected in 2008 by approximately $27 million due to the slight increase in the discount rate. The previous trend of declines in the discount rate negatively affected our primary domestic pension plan expense by $89 million in 2007 and $101 million in 2006. Pension costs will be favorably affected in 2009 by approximately $225 million due to the increase in the discount rate driven by higher interest rates in the bond market year over year.
Plan Assets. Pension plan assets are invested primarily in listed securities. Our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. At February 29, 2008, with approximately $11.7 billion of plan assets in our domestic plans, a one-basis-point change in this assumption for our domestic pension plans affects pension cost by approximately $1.2 million. We have assumed an 8.5% compound geometric long-term rate of return on our principal U.S. domestic pension plan assets for 2009, unchanged from 2008 as discussed above.
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

	Plan Assets at Measurement Date
	2008			2007
Asset Class	Actual	Actual	Target	Actual	Actual	Target
Domestic equities	$5,694	49%	53%	$5,897	52%	53%
International equities	2,481	21	17	2,413	21	17
Private equities	406	4	5	314	3	5

Total equities	8,581	74	75	8,624	76	75
Long duration fixed income securities	1,778	15	15	1,627	15	15
Other fixed income securities	1,302	11	10	1,049	9	10

	$11,661	100%	100%	$11,300	100%	100%

The actual historical return on our U.S. pension plan assets, calculated on a compound geometric basis, was 9.4%, net of investment manager fees, for the 15-year period ended February 29, 2008.
Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases). Another method used in practice applies the market value of plan assets at the measurement date. The application of the calculated-value method equaled the result from applying the market-value method for 2006 through 2008.
Salary Increases. The assumed future increase in salaries and wages is also a key estimate in determining pension cost. Generally, we correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (since most incentive compensation is a component of pensionable wages). Our average future salary increases based on age and years of service were 4.47% for 2008, 3.46% for 2007 and 3.15% for 2006. Future salary increases are estimated to be 4.49% for our 2009 pension costs. In the future, a one-basis-point across-the-board change in the rate of estimated future salary increases will have an immaterial impact on our pension costs.

Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2008	2007
Funded Status of Plans:
Projected benefit obligation (PBO)	$11,617	$12,209
Fair value of plan assets	11,879	11,506

Funded status of the plans	262	(703)
Employer contributions after measurement date	15	22

Net amount recognized	$277	$(681)

Components of Amounts Included in Balance Sheets:
Noncurrent pension assets	$827	$1
Current pension and other benefit obligations	(32)	(24)
Noncurrent pension and other benefit obligations	(518)	(658)

Net amount recognized	$277	$(681)

Cash Amounts:
Cash contributions during the year	$548	$524
Benefit payments during the year	$318	$261
The funded status of the plans reflects a snapshot of the state of our long-term pension liabilities at the plan measurement date. Our plans remain adequately funded to provide benefits to our employees as they come due and current benefit payments are nominal compared to our total plan assets (benefit payments for 2008 were approximately 2.7% of plan assets). As described previously in this MD&A, the adoption of SFAS 158 in 2007 resulted in a $982 million charge to shareholders’ equity in accumulated other comprehensive income to recognize the funded status of the PBO. SFAS 158 also requires immediate recognition of actuarial gains and losses in accumulated other comprehensive income even though such items continue to be deferred for the determination of pension expense. The funded status of our plans improved substantially in 2008 due primarily to an increase in the discount rate used to measure plan liabilities and to voluntary funding of those plans.
We made tax-deductible voluntary contributions of $479 million in 2008 and $482 million in 2007 to our qualified U.S. domestic pension plans. We currently expect to make tax-deductible voluntary contributions to our qualified plans in 2009 at levels approximating those in 2008.
Cumulative unrecognized actuarial losses for pension plans expense determination were approximately $2.5 billion through February 29, 2008, compared to $3.3 billion at February 28, 2007. These unrecognized losses primarily reflect the declining discount rate from 2002 through 2006 and other changes in assumptions. A portion is also attributable to the differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected U.S. domestic plan pension expense for 2009 includes $44 million of amortization of these actuarial losses versus $162 million in 2008, $136 million in 2007 and $107 million in 2006.

SELF-INSURANCE ACCRUALS
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At May 31, 2008, there were approximately $1.4 billion of self-insurance accruals reflected in our balance sheet ($1.3 billion at May 31, 2007). Approximately 41% of these accruals were classified as current liabilities in both 2008 and 2007.
The measurement of these costs requires the consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported, on a quarterly basis for material accruals. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. These estimates include consideration of factors such as, severity of claim, frequency of claims, and costs associated with claims, such as projecting future healthcare costs. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Historically, it has been infrequent that incurred claims exceeded our self-insured limits. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments based on historical development factors.
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
LONG-LIVED ASSETS
Property and Equipment. Our key businesses are capital intensive, with approximately 53% of our total assets invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred. However, consistent with industry practice, we capitalize certain aircraft-related major maintenance costs on one of our aircraft fleet types and amortize these costs over their estimated service lives.
The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 18 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods and could have a material impact on our results of operations. Historically, gains and losses on operating equipment have not been material (typically less than $15 million annually). However, such amounts may differ materially in the future due to changes in business levels, technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. In addition, the soft U.S. economy will result in our temporarily grounding certain aircraft in 2009, although we intend to continue to use these aircraft in our network. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled approximately $150 million at May 31, 2008 and $71 million at May 31, 2007. We plan to modify these assets in the future to place them into operation.
The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs or lower operating costs of newer aircraft types, and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values when the decision is made to dispose of the asset and certain other criteria are met. The fair value determinations for such aircraft may require management estimates, as there may not be active markets for some of these aircraft. Such estimates are subject to changes from period to period. There were no material property and equipment impairment charges recognized in 2008, 2007 or 2006.
Leases. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 to the accompanying consolidated financial statements, at May 31, 2008 we had approximately $16 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2008 was approximately seven years.
The future commitments for operating leases are not reflected as a liability in our balance sheet because these leases do not meet the accounting definition of capital leases. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. In addition, our evaluation includes ensuring we properly account for build-to-suit lease arrangements and making judgments about whether various forms of lessee involvement during the construction period make the lessee an agent for the owner-lessor or, in substance, the owner of the asset during the construction period. We believe we have well-defined and controlled processes for making these evaluations, including obtaining third-party appraisals for material transactions to assist us in making these evaluations.
Goodwill. We have approximately $3.2 billion of goodwill in our balance sheet from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity.

FedEx Office Goodwill. During 2008, we made several strategic decisions regarding FedEx Office. During the first quarter of 2008, FedEx Office was reorganized as a part of the FedEx Services segment. FedEx Office provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers through digital channels such as fedex.com. Under FedEx Services, FedEx Office benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. This reorganization resulted in our ceasing to treat FedEx Office as a core operating company; however, FedEx Office remains a reporting unit for goodwill impairment testing purposes.
During the fourth quarter of 2008, several developments and strategic decisions occurred at FedEx Office, including:
•	reorganizing senior management at FedEx Office with several positions terminated and numerous reporting realignments, including naming a new president and CEO;

•	determining that we would minimize the use of the Kinko’s trade name over the next several years;

•	implementing revenue growth and cost management plans to improve financial performance; and

•	pursuing a more disciplined approach to the long-term expansion of the retail network, reducing the overall level of expansion.
We performed our annual impairment testing in the fourth quarter for the Kinko’s trade name and the recorded goodwill for the FedEx Office reporting unit. In accordance with the accounting rules, the trade name impairment test was performed before the goodwill impairment test.
In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” a two-step impairment test is performed on goodwill. In the first step, we compared the estimated fair value of the reporting unit to its carrying value. The valuation methodology to estimate the fair value of the FedEx Office reporting unit was based primarily on an income approach that considered market participant assumptions to estimate fair value. Key assumptions considered were the revenue and operating income forecast, the assessed growth rate in the periods beyond the detailed forecast period, and the discount rate.
In performing our impairment test, the most significant assumption used to estimate the fair value of the FedEx Office reporting unit was the discount rate. We used a discount rate of 12.5%, representing the estimated weighted-average cost of capital (“WACC”) of the FedEx Office reporting unit. The development of the WACC used in our estimate of fair value considered the following key factors:
•	benchmark capital structures for guideline companies with characteristics similar to the FedEx Office reporting unit;

•	current market conditions for the risk free interest rate;

•	the size and industry of the FedEx Office reporting unit; and

•	risks related to the forecast of future revenues and profitability of the FedEx Office reporting unit.
The WACC used in the estimate of fair value in future periods may be impacted by changes in market conditions (including those of market participants), as well as the specific future performance of the FedEx Office reporting unit and are subject to change, based on changes in specific facts and circumstances.
In the second step of the impairment test, we estimated the current fair values of all assets and liabilities to determine the amount of implied goodwill and consequently the amount of the goodwill impairment. Upon completion of the second step of the impairment test, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $367 million during the fourth quarter of 2008. Significant judgments included in the second step of the impairment test included fair value estimates of assets and liabilities, the aggregate effect of which increased the impairment charge to goodwill by approximately $90 million. The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of income. This charge is included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of these businesses.

Other Reporting Units Goodwill. Our annual evaluation of goodwill impairment requires the use of estimates and assumptions to determine the fair value of our reporting units using an income approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Each year, independent of our goodwill impairment test, we update our WACC calculation and perform a long-range planning analysis to project expected results of operations. Using this data, we complete a separate fair value analysis for each of our reporting units. Changes in forecasted operations and other assumptions could materially affect these estimates. We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. We performed our annual impairment tests in the fourth quarter of 2008. Because the fair value of each of our other reporting units exceeded its carrying value, including goodwill, no additional testing or impairment charge was necessary.
Intangible Asset with an Indefinite Life. We have an intangible asset associated with the Kinko’s trade name. Prior to 2008, this intangible asset was not amortized because it had an indefinite remaining useful life. Prior to the fourth quarter of 2008, our intent was to continue to use the Kinko’s trade name indefinitely. During the fourth quarter, we made the decision to change the name of FedEx Kinko’s to FedEx Office and rebrand our retail locations over the next several years. We believe the FedEx Office name better describes the wide range of services available at our retail centers and takes full advantage of the FedEx brand. This change converted this asset to a finite life asset and resulted in an impairment charge of $515 million. We estimated the fair value of this intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.
The $515 million impairment charge resulted in a remaining trade name balance of $52 million, which we began amortizing in the fourth quarter on an accelerated basis over the next four years. The trade name impairment charge is included in operating expenses in the accompanying consolidated statements of income. The charge is included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of these businesses.
CONTINGENCIES
We are subject to various loss contingencies, including tax proceedings and litigation, in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Our material pending loss contingencies are described in Note 17 to our consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of matters not specifically described in Note 17 is not expected to be material to our financial position, results of operations or cash flows. The following describes our method and associated processes for evaluating these matters.

Tax Contingencies
We are subject to income and operating tax rules of the U.S., and its states and municipalities, and of the foreign jurisdictions in which we operate. Significant judgment is required in determining income tax provisions, as well as deferred tax asset and liability balances, due to the complexity of these rules and their interaction with one another. We account for income taxes under SFAS 109, “Accounting for Income Taxes,” by recording both current taxes payable and deferred tax assets and liabilities. Our provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which we operate, applied to taxable income, reduced by applicable tax credits.
We account for operating taxes based on multi-state and local taxing jurisdiction rules in those areas in which we operate. Provisions for operating taxes are estimated based upon these rules, asset acquisitions and disposals, historical spend and other variables. These provisions are consistently evaluated for reasonableness against compliance and risk factors.
Tax contingencies arise from uncertainty in the application of tax rules throughout the many jurisdictions in which we operate. These tax contingencies are impacted by several factors, including tax audits, appeals, litigation, changes in tax laws and other rules, and their interpretations, and changes in our business, among other things, in the various federal, state, local and foreign tax jurisdictions in which we operate. We regularly assess the potential impact of these factors for the current and prior years to determine the adequacy of our tax provisions. We continually evaluate the likelihood and amount of potential adjustments and adjust our tax positions, including the current and deferred tax liabilities, in the period in which the facts that give rise to a revision become known. In addition, management considers the advice of third parties in making conclusions regarding tax consequences.
Effective June 1, 2007, we began to measure and record income tax contingency accruals in accordance with FIN 48. The cumulative effect of adopting FIN 48 was immaterial.
Under FIN 48, we recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision.
We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our consolidated balance sheets.
We measure and record operating tax contingency accruals in accordance with SFAS 5, “Accounting for Contingencies.” As discussed below, SFAS 5 requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated.

Other Contingencies
Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, employment-related claims and FedEx Ground’s owner-operators. We account for these contingencies in accordance with SFAS 5. SFAS 5 requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss will be incurred and the amount of the loss can be reasonably estimated. SFAS 5 requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable of occurring.
Our legal department maintains thorough processes to identify, evaluate and monitor the status of litigation and other loss contingencies as they arise and develop. Management has regular litigation and contingency reviews, including updates from internal and external counsel, to assess the need for accounting recognition of a loss or disclosure of these contingencies. In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate, among other factors, the degree of probability of an unfavorable outcome or settlement and the ability to make a reasonable estimate of the amount of loss. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs materially from our previously estimated liability.
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
Our transportation businesses may be impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers, especially in the U.S. domestic market, away from our higher-yielding express services to our lower-yielding ground services or even reduce customer demand for our services altogether. These effects were evident in the second half of 2008, as fuel prices reached all-time highs. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks.

Our businesses are capital intensive, and we must make capital expenditures based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment, copy equipment and other capital to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels.
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
If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, during 2007 we acquired the LTL freight operations of Watkins Motor Lines (renamed FedEx National LTL) and made strategic acquisitions in China, the United Kingdom and India. During 2004, we acquired Kinko’s, Inc. (now known as FedEx Office). While we expect these acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets. During the fourth quarter of 2008, we recorded a charge of approximately $891 million, predominantly for impairment of the value of the Kinko’s trade name and a portion of the goodwill recorded as a result of the Kinko’s acquisition. The charge was necessary, among other reasons, because we revised our long-term growth plans for that company and its financial performance did not meet our original expectations.

FedEx Ground relies on owner-operators to conduct its operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in numerous class-action lawsuits (including many that have been certified as class actions), several individual lawsuits and numerous tax and other administrative proceedings (including a tentative assessment in an IRS audit) that claim that the company’s owner-operators or their drivers should be treated as our employees, rather than independent contractors. We expect to incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. If FedEx Ground is compelled to convert its independent contractors to employees, our operating costs could increase materially and we could incur significant capital outlays.
Increased security requirements could impose substantial costs on us, especially at FedEx Express. As a result of concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in May 2006, the U.S. Transportation Security Administration (“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.
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
We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions. For example, in the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support, some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or trucks prematurely. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services.

We are also subject to risks and uncertainties that affect many other businesses, including:
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including tax, accounting, trade, labor, environmental or postal rules;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, patent litigation, and any other legal proceedings;

•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations, and the current volatility of credit markets.

We are directly affected by the state of the economy. While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macroeconomic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy.
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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2008.
The effectiveness of our internal control over financial reporting as of May 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2008 of FedEx Corporation and our report dated July 10, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” and effective May 31, 2007 the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2008

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,539	$1,569
Receivables, less allowances of $158 and $136	4,359	3,942
Spare parts, supplies and fuel, less allowances of $163 and $156	435	338
Deferred income taxes	544	536
Prepaid expenses and other	367	244

Total current assets	7,244	6,629

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	10,165	9,593
Package handling and ground support equipment	4,817	3,889
Computer and electronic equipment	5,040	4,685
Vehicles	2,754	2,561
Facilities and other	6,529	6,362

	29,305	27,090
Less accumulated depreciation and amortization	15,827	14,454

Net property and equipment	13,478	12,636

OTHER LONG-TERM ASSETS
Goodwill	3,165	3,497
Pension assets	827	—
Intangible and other assets	919	1,238

Total other long-term assets	4,911	4,735

	$25,633	$24,000

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$502	$639
Accrued salaries and employee benefits	1,118	1,354
Accounts payable	2,195	2,016
Accrued expenses	1,553	1,419

Total current liabilities	5,368	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	1,506	2,007

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,264	897
Pension, postretirement healthcare and other benefit obligations	989	1,164
Self-insurance accruals	804	759
Deferred lease obligations	671	655
Deferred gains, principally related to aircraft transactions	315	343
Other liabilities	190	91

Total other long-term liabilities	4,233	3,909

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 311 million shares issued for 2008 and 308 million shares issued for 2007	31	31
Additional paid-in capital	1,922	1,689
Retained earnings	13,002	11,970
Accumulated other comprehensive loss	(425)	(1,030)
Treasury stock	(4)	(4)

Total common stockholders’ investment	14,526	12,656

	$25,633	$24,000

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2008	2007	2006
REVENUES	$37,953	$35,214	$32,294

OPERATING EXPENSES:
Salaries and employee benefits	14,202	13,740	12,571
Purchased transportation	4,447	3,873	3,251
Rentals and landing fees	2,441	2,343	2,390
Depreciation and amortization	1,946	1,742	1,550
Fuel	4,596	3,533	3,256
Maintenance and repairs	2,068	1,952	1,777
Impairment charges	882	—	—
Other	5,296	4,755	4,485

	35,878	31,938	29,280

OPERATING INCOME	2,075	3,276	3,014

OTHER INCOME (EXPENSE):
Interest expense	(98)	(136)	(142)
Interest income	44	83	38
Other, net	(5)	(8)	(11)

	(59)	(61)	(115)

INCOME BEFORE INCOME TAXES	2,016	3,215	2,899

PROVISION FOR INCOME TAXES	891	1,199	1,093

NET INCOME	$1,125	$2,016	$1,806

BASIC EARNINGS PER COMMON SHARE	$3.64	$6.57	$5.94

DILUTED EARNINGS PER COMMON SHARE	$3.60	$6.48	$5.83

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net income	$1,125	$2,016	$1,806
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,946	1,742	1,548
Provision for uncollectible accounts	134	106	121
Deferred income taxes and other noncash items	124	37	159
Lease accounting charge	—	—	79
Impairment charges	882	—	—
Excess tax benefits on the exercise of stock options	—	—	62
Stock-based compensation	101	103	37
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Receivables	(447)	(323)	(319)
Other assets	(237)	(85)	(38)
Pension assets and liabilities, net	(273)	(69)	(71)
Accounts payable and other liabilities	190	66	346
Other, net	(61)	(30)	(54)

Cash provided by operating activities	3,484	3,563	3,676

INVESTING ACTIVITIES
Capital expenditures	(2,947)	(2,882)	(2,518)
Business acquisitions, net of cash acquired	(4)	(1,310)	—
Proceeds from asset dispositions and other	54	68	64

Cash used in investing activities	(2,897)	(4,124)	(2,454)

FINANCING ACTIVITIES
Principal payments on debt	(639)	(906)	(369)
Proceeds from debt issuances	—	1,054	—
Proceeds from stock issuances	108	115	144
Excess tax benefits on the exercise of stock options	38	45	—
Dividends paid	(124)	(110)	(97)
Other, net	—	(5)	(2)

Cash (used in) provided by financing activities	(617)	193	(324)

CASH AND CASH EQUIVALENTS

Net (decrease) increase in cash and cash equivalents	(30)	(368)	898
Cash and cash equivalents at beginning of period	1,569	1,937	1,039

Cash and cash equivalents at end of period	$1,539	$1,569	$1,937

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at May 31, 2005	30	1,213	8,363	(17)	(1)	9,588
Net income	—	—	1,806	—	—	1,806
Foreign currency translation adjustment, net of deferred taxes of $3	—	—	—	29	—	29
Minimum pension liability adjustment, net of deferred taxes of $24	—	—	—	(36)	—	(36)

Total comprehensive income						1,799

Cash dividends declared ($0.33 per share)	—	—	(101)	—	—	(101)
Employee incentive plans and other (3,579,766 shares issued)	1	225	—	—	(1)	225

Balance at May 31, 2006	31	1,438	10,068	(24)	(2)	11,511
Net income	—	—	2,016	—	—	2,016
Foreign currency translation adjustment, net of deferred taxes of $8	—	—	—	26	—	26
Minimum pension liability adjustment, net of deferred taxes of $24	—	—	—	(50)	—	(50)

Total comprehensive income						1,992

Retirement plans adjustment in connection with the adoption of SFAS 158, net of deferred taxes of $582	—	—	—	(982)	—	(982)
Cash dividends declared ($0.37 per share)	—	—	(114)	—	—	(114)
Employee incentive plans and other (2,508,850 shares issued)	—	251	—	—	(2)	249

Balance at May 31, 2007	31	1,689	11,970	(1,030)	(4)	12,656
Net income	—	—	1,125	—	—	1,125
Foreign currency translation adjustment, net of deferred taxes of $15	—	—	—	99	—	99
Retirement plans adjustments, net of deferred taxes of $296	—	—	—	506	—	506

Total comprehensive income						1,730

Cash dividends declared ($0.30 per share)	—	—	(93)	—	—	(93)
Employee incentive plans and other (2,556,318 shares issued)	—	233	—	—	—	233

Balance at May 31, 2008	$31	$1,922	$13,002	$(425)	$(4)	$14,526

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing and information technology support, as well as retail access for customers through FedEx Office and Print Services, Inc. (“FedEx Office”), formerly FedEx Kinko’s, primarily for the benefit of FedEx Express and FedEx Ground. These companies represent our major service lines and form the core of our reportable segments.
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2008 or ended May 31 of the year referenced.
PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Certain of our revenue-producing transactions are subject to taxes assessed by governmental authorities, such as sales tax. We present these revenues net of tax.
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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $445 million in 2008, $406 million in 2007 and $376 million in 2006.
CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.
SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft related) are reported at weighted-average cost. Supplies and fuel are reported at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.
PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized as incurred and amortized over their estimated service lives. We capitalize certain direct internal and external costs associated with the development of internal use software. Gains and losses on sales of property used in operations are classified within operating expenses.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2008	2007
Wide-body aircraft and related equipment	15 to 25 years	$5,550	$5,391
Narrow-body and feeder aircraft and related equipment	5 to 15 years	452	352
Package handling and ground support equipment	2 to 30 years	1,897	1,420
Computer and electronic equipment	2 to 10 years	943	1,021
Vehicles	3 to 15 years	1,007	957
Facilities and other	2 to 40 years	3,629	3,495
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.8 billion in 2008, $1.7 billion in 2007 and $1.5 billion in 2006. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $50 million in 2008, $34 million in 2007 and $33 million in 2006.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. We operate integrated transportation networks, and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level for our analysis of impairment.
GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.
INTANGIBLE ASSETS. Intangible assets include customer relationships, trade names, technology assets and contract-based intangibles acquired in business combinations. Intangible assets are amortized over periods ranging from 2 to 15 years, either on a straight-line basis or an accelerated basis depending upon the pattern in which the economic benefits are realized. Non-amortizing intangibles are reviewed at least annually for impairment by comparing the carrying amount to fair value. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.
PENSION AND POSTRETIREMENT HEALTHCARE PLANS. On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through AOCI.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 (February 29 in 2008) measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009). We are required to make our transition election in the first quarter of 2009 and plan to elect the two-measurement approach as our transition method. Under the two-measurement approach, we complete two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. For the transition period from February 29, 2008 through June 1, 2008, we will record the net periodic benefit cost, net of tax, as an adjustment to beginning retained earnings and the actuarial gains and losses, net of tax, as an adjustment to AOCI in the first quarter of 2009. The impact of adopting the measurement date provision on our financial statements is not expected to be material to our financial position or results of operations, but will reduce our 2009 pension and retiree medical expense by approximately $87 million under the two-measurement approach due to an increase in the discount rate and higher plan assets.

In 2007, we announced changes to significantly redesign certain of our retirement programs. Effective May 31, 2008, all benefits previously accrued under our primary pension plans using a traditional pension benefit formula were capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account (as described in Note 12). These changes will not affect the benefits of current retirees and terminated vested participants.
Currently, our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. We do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.
INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was immaterial. See Note 11 for more information concerning our adoption of FIN 48.
We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.
We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our consolidated balance sheets.
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

LEASES. We lease certain aircraft, facilities, equipment and vehicles under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage principally related to aircraft leases at FedEx Express and copier usage at FedEx Office. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Intangible and other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.
DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains are related to aircraft transactions.
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive loss were $167 million at May 31, 2008, $69 million at May 31, 2007 and $43 million at May 31, 2006.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees. The effect of this new agreement on second quarter 2007 net income was approximately $78 million net of tax, or $0.25 per diluted share.
STOCK-BASED COMPENSATION. In 2007, we adopted the provisions of SFAS 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, we applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of our common stock at the date of grant.
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

Stock option compensation expense, pro forma net income and basic and diluted earnings per common share, if determined under SFAS 123 at fair value using the Black-Scholes method, would have been as follows (in millions, except for per share amounts) for the year ended May 31:

2006

Net income, as reported	$1,806

Add: Stock option compensation included in reported net income, net of tax	5

Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of tax benefit	46

Pro forma net income	$1,765

Earnings per common share:

Basic — as reported	$5.94

Basic — pro forma	$5.81

Diluted — as reported	$5.83

Diluted — pro forma	$5.70

DIVIDENDS DECLARED PER COMMON SHARE. On June 2, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend was paid on July 1, 2008 to stockholders of record as of the close of business on June 13, 2008. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; obsolescence of spare parts; contingent liabilities; loss contingencies, such as litigation and other claims; and impairment assessments on long-lived assets (including goodwill).
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements, in addition to FIN 48 and SFAS 158, are relevant to the readers of our financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). SFAS 157 is effective for us beginning on June 1, 2008; however, the FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. In addition, the FASB has excluded leases from the scope of SFAS 157. We anticipate that this standard will not have a material impact on our financial condition or results of operations upon adoption.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. The key aspects of SFAS 141R and SFAS 160 include requiring the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; establishing the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requiring the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
NOTE 3: BUSINESS COMBINATIONS
During 2007, we made the following acquisitions:

				Total purchase
Segment	Business acquired	Rebranded	Date acquired	price (in millions)
FedEx Freight	Watkins Motor Lines	FedEx National LTL	September 3, 2006	$787

FedEx Express	ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	241

FedEx Express	Tianjin Datian W. Group Co., Ltd. (“DTW Group”)	N/A	March 1, 2007	427
The acquisition of the assets and assumption of certain obligations of FedEx National LTL, a leading provider of long-haul LTL services, extended our service offerings to the long-haul LTL freight sector. The acquisition of all of the outstanding capital stock of FedEx U.K. has allowed us to establish a domestic service in the United Kingdom and better serve the U.K. international market, which we previously served primarily through independent agents. The FedEx Express acquisition of DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China converted our joint venture with DTW Group into a wholly owned subsidiary and has increased our presence in China in the international market and established our presence in the domestic market. During 2007, we also made other immaterial acquisitions that are not presented in the table above.
These acquisitions were not material to our results of operations or financial condition. The portion of the purchase price allocated to goodwill and other identified intangible assets for the FedEx National LTL, FedEx U.K. and DTW Group acquisitions will be deductible for U.S. tax purposes over 15 years.

Pro forma results of these acquisitions, individually or in the aggregate, would not differ materially from reported results in any of the periods presented. The purchase prices were allocated as follows (in millions):

	FedEx
	National LTL	FedEx U.K.	DTW Group
Current assets	$121	$68	$54
Property and equipment	525	20	16
Intangible assets	77	49	17
Goodwill	121	168	348
Other assets	3	2	10
Current liabilities	(60)	(56)	(18)
Long-term liabilities	—	(10)	—

Total purchase price	$787	$241	$427

The intangible assets acquired in the FedEx National LTL and FedEx U.K. acquisitions consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of seven years for FedEx National LTL and up to 12 years for FedEx U.K., with the majority of the amortization recognized during the first four years. The intangible assets acquired in the DTW Group acquisition relate to the reacquired rights for the use of certain FedEx technology and service marks. These intangible assets will be amortized over their estimated useful lives of approximately two years.
We paid the purchase price for these acquisitions from available cash balances, which included the net proceeds from our $1 billion senior unsecured debt offering completed during 2007. See Note 6 for further discussion of this debt offering.
NOTE 4: GOODWILL AND INTANGIBLES
The carrying amount of goodwill attributable to each reportable operating segment and changes therein follows (in millions):

				Purchase			Purchase
		Goodwill		Adjustments		Impairment	Adjustments
	May 31, 2006	Acquired		and Other	May 31, 2007	Charge	and Other (3)	May 31, 2008

FedEx Express segment	$530	$549	(1)	$9	$1,088	$—	$35	$1,123
FedEx Ground segment	90	—		—	90	—	—	90
FedEx Freight segment	656	121	(2)	—	777	—	—	777
FedEx Services segment	1,549	—		(7)	1,542	(367)	—	1,175

	$2,825	$670		$2	$3,497	$(367)	$35	$3,165

(1)	Primarily FedEx U.K. and DTW Group acquisitions.

(2)	FedEx National LTL acquisition.

(3)	Primarily currency translation adjustments.
During 2008, we made several strategic decisions regarding FedEx Office. During the first quarter of 2008, FedEx Office was reorganized as a part of the FedEx Services segment. FedEx Office provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers through digital channels such as fedex.com. Under FedEx Services, FedEx Office benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. This reorganization resulted in our ceasing to treat FedEx Office as a core operating company; however, FedEx Office remains a reporting unit for goodwill impairment testing purposes.

During the fourth quarter of 2008, several developments and strategic decisions occurred at FedEx Office, including:
•	reorganizing senior management at FedEx Office with several positions terminated and numerous reporting realignments, including naming a new president and CEO;

•	determining that we would minimize the use of the Kinko’s trade name over the next several years;

•	implementing revenue growth and cost management plans to improve financial performance; and

•	pursuing a more disciplined approach to the long-term expansion of the retail network, reducing the overall level of expansion.
We performed our annual impairment testing in the fourth quarter for the Kinko’s trade name and the recorded goodwill for the FedEx Office reporting unit. In accordance with the accounting rules, the trade name impairment test was performed before the goodwill impairment test.
In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” a two-step impairment test is performed on goodwill. In the first step, we compared the estimated fair value of the reporting unit to its carrying value. The valuation methodology to estimate the fair value of the FedEx Office reporting unit was based primarily on an income approach that considered market participant assumptions to estimate fair value. Key assumptions considered were the revenue and operating income forecast, the assessed growth rate in the periods beyond the detailed forecast period, and the discount rate.
In performing our impairment test, the most significant assumption used to estimate the fair value of the FedEx Office reporting unit was the discount rate. We used a discount rate of 12.5%, representing the estimated weighted-average cost of capital (“WACC”) of the FedEx Office reporting unit. The development of the WACC used in our estimate of fair value considered the following key factors:
•	benchmark capital structures for guideline companies with characteristics similar to the FedEx Office reporting unit;

•	current market conditions for the risk free interest rate;

•	the size and industry of the FedEx Office reporting unit; and

•	risks related to the forecast of future revenues and profitability of the FedEx Office reporting unit.
The WACC used in the estimate of fair value in future periods may be impacted by changes in market conditions (including those of market participants), as well as the specific future performance of the FedEx Office reporting unit and are subject to change, based on changes in specific facts and circumstances.
In the second step of the impairment test, we estimated the current fair values of all assets and liabilities to determine the amount of implied goodwill and consequently the amount of the goodwill impairment. Upon completion of the second step of the impairment test, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $367 million during the fourth quarter of 2008. Significant judgments included in the second step of the impairment test included fair value estimates of assets and liabilities, the aggregate effect of which increased the impairment charge to goodwill by approximately $90 million. The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of income. This charge is included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of these businesses.

The components of our intangible assets were as follows (in millions):

	May 31, 2008			May 31, 2007
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$205	$(95)	$110	$206	$(58)	$148
Contract related	79	(67)	12	79	(62)	17
Technology related and other	74	(51)	23	74	(39)	35
Kinko’s trade name	52	(8)	44	567	—	567

Total	$410	$(221)	$189	$926	$(159)	$767

We have an intangible asset associated with the Kinko’s trade name. Prior to 2008, this intangible asset was not amortized because it had an indefinite remaining useful life. Prior to the fourth quarter of 2008, our intent was to continue to use the Kinko’s trade name indefinitely. During the fourth quarter, we made the decision to change the name of FedEx Kinko’s to FedEx Office and rebrand our retail locations over the next several years. We believe the FedEx Office name better describes the wide range of services available at our retail centers and takes full advantage of the FedEx brand. This change converted this asset to a finite life asset and resulted in an impairment charge of $515 million. We estimated the fair value of this intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.
The $515 million impairment charge resulted in a remaining trade name balance of $52 million, which we began amortizing in the fourth quarter on an accelerated basis over the next four years. The trade name impairment charge is included in operating expenses in the accompanying consolidated statements of income. The charge is included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of these businesses.
Amortization expense for intangible assets was $60 million in 2008, $42 million in 2007 and $25 million in 2006. Estimated amortization expense for the next five years is as follows (in millions):

2009	$73
2010	50
2011	26
2012	11
2013	9

NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2008	2007
Accrued Salaries and Employee Benefits
Salaries	$193	$283
Employee benefits	404	599
Compensated absences	521	472

	$1,118	$1,354

Accrued Expenses
Self-insurance accruals	$577	$548
Taxes other than income taxes	339	310
Other	637	561

	$1,553	$1,419

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts) were as follows (in millions):

	May 31,
	2008	2007
Senior unsecured debt
Interest rate of three-month LIBOR plus 0.08%
(5.44% at May 31, 2007) due in 2008	$—	$500
Interest rate of 3.50%, due in 2009	500	500
Interest rate of 5.50%, due in 2010	499	499
Interest rate of 7.25%, due in 2011	250	249
Interest rate of 9.65%, due in 2013	300	300
Interest rate of 7.60%, due in 2098	239	239

	1,788	2,287

Capital lease obligations	220	308
Other debt, interest rate of six-month LIBOR less 1.50%	—	51

	2,008	2,646
Less current portion	502	639

	$1,506	$2,007

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2008, are as follows (in millions):

2009	$500
2010	499
2011	250
2012	—
2013	300
Interest on our fixed-rate notes is paid semi-annually. We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. In August 2006, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of floating-rate notes totaling $500 million and fixed-rate notes totaling $500 million. The $500 million in floating-rate notes were repaid in August 2007. The fixed-rate notes bear interest at an annual rate of 5.5%, payable semi-annually, and are due in August 2009. The net proceeds were used for working capital and general corporate purposes, including the funding of several business acquisitions during 2007.
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At May 31, 2008, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.
Long-term debt, exclusive of capital leases, had carrying values of $1.8 billion compared with an estimated fair value of approximately $1.9 billion at May 31, 2008, and $2.3 billion compared with an estimated fair value of $2.4 billion at May 31, 2007. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
We issue other financial instruments in the normal course of business to support our operations. Letters of credit at May 31, 2008 were $735 million. The amount unused under our letter of credit facility totaled approximately $29 million at May 31, 2008. This facility expires in July 2010. These instruments are required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.
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
NOTE 7: LEASES
We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2040. We leased approximately 14% of our total aircraft fleet under capital or operating leases as of May 31, 2008. In addition, supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2008	2007

Aircraft	$—	$115
Package handling and ground support equipment	165	165
Vehicles	20	20
Other, principally facilities	150	151

	335	451
Less accumulated amortization	290	306

	$45	$145

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2008	2007	2006

Minimum rentals	$1,990	$1,916	$1,919
Contingent rentals (1)	228	241	245

	$2,218	$2,157	$2,164

(1)	Contingent rentals are based on equipment usage.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2008 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2009	$13	$555	$1,248	$1,803
2010	97	544	1,103	1,647
2011	8	526	956	1,482
2012	8	504	828	1,332
2013	119	499	709	1,208
Thereafter	18	2,931	5,407	8,338

Total	263	$5,559	$10,251	$15,810

Less amount representing interest	43

Present value of net minimum lease payments	$220

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2008 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

Our results for 2006 included a noncash charge of $79 million ($49 million net of tax or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express. This charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
NOTE 8: PREFERRED STOCK
Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2008, none of these shares had been issued.
NOTE 9: STOCK-BASED COMPENSATION
Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2008	2007	2006

Stock-based compensation expense	$101	$103	$37
We have two types of equity-based compensation: stock options and restricted stock.
STOCK OPTIONS. Under the provisions of our incentive stock plans, key employees and non-employee directors may be granted options to purchase shares of our common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years, with approximately 84% of options granted vesting ratably over four years.
RESTRICTED STOCK. Under the terms of our incentive stock plans, restricted shares of our common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price on the date of award. Compensation related to these awards is recognized as expense over the explicit service period.
For unvested stock options granted prior to June 1, 2006 and all restricted stock awards, the terms of these awards provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the remaining service or vesting period. This postretirement vesting provision was removed from all stock option awards granted subsequent to May 31, 2006.
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

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive. Following is a table of the weighted-average Black-Scholes value of our stock option grants, the intrinsic value of options exercised (in millions), and the key weighted-average assumptions used in the valuation calculations for the options granted during the years ended May 31, and then a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2008	2007	2006

Weighted-average Black-Scholes value	$29.88	$31.60	$25.78
Intrinsic value of options exercised	$126	$145	$191

Black-Scholes Assumptions:
Expected lives	5 years	5 years	5 years
Expected volatility	19%	22%	25%
Risk-free interest rate	4.763%	4.879%	3.794%
Dividend yield	0.337%	0.302%	0.323%
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
The following table summarizes information about stock option activity for the year ended May 31, 2008:

	Stock Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(in millions)
Outstanding at June 1, 2007	16,590,401	$68.22

Granted	2,821,758	111.51
Exercised	(2,381,900)	45.50
Forfeited	(352,453)	102.30

Outstanding at May 31, 2008	16,677,806	$78.09	5.9 years	$326

Exercisable	10,666,189	$64.05	4.7 years	$312

Expected to Vest	5,530,688	$102.99	9.2 years	$13

Available for future grants	3,684,999

The options granted during the year ended May 31, 2008 are primarily related to our principal annual stock option grant in July 2007.

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2008:

	Restricted Stock
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at June 1, 2007	481,347	$92.37

Granted	174,418	114.40
Vested	(212,113)	86.16
Forfeited	(18,667)	104.60

Unvested at May 31, 2008	424,985	$103.97

During the year ended May 31, 2007, there were 175,005 shares of restricted stock granted with a weighted-average fair value of $109.90. During the year ended May 31, 2006, there were 233,939 shares of restricted stock granted with a weighted-average fair value of $90.12.
The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during	Fair value
	the year	(in millions)
2006	3,366,273	$59
2007	3,147,642	65
2008	2,694,602	64
As of May 31, 2008, there was $136 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.
Total shares outstanding or available for grant related to equity compensation at May 31, 2008 represented 6.5% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 10: COMPUTATION OF EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2008	2007	2006

Net income	$1,125	$2,016	$1,806

Weighted-average shares of common stock outstanding	309	307	304

Common equivalent shares:
Assumed exercise of outstanding dilutive options	14	18	19
Less shares repurchased from proceeds of assumed exercise of options	(11)	(14)	(13)

Weighted-average common and common equivalent shares outstanding	312	311	310

Basic earnings per common share	$3.64	$6.57	$5.94

Diluted earnings per common share	$3.60	$6.48	$5.83

Antidilutive options excluded from diluted earnings per common share	4.8	0.4	—

NOTE 11: INCOME TAXES
The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2008	2007	2006

Current provision
Domestic:
Federal	$514	$829	$719
State and local	74	72	79
Foreign	242	174	132

	830	1,075	930

Deferred provision (benefit)
Domestic:
Federal	31	62	129
State and local	(2)	27	13
Foreign	32	35	21

	61	124	163

	$891	$1,199	$1,093

Pretax earnings of foreign operations for 2008, 2007 and 2006 were approximately $803 million, $648 million and $606 million, respectively, which represents only a portion of total results associated with international shipments.
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2008	2007	2006

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
Goodwill impairment	6.8	—	—
State and local income taxes, net of federal benefit	2.1	2.0	2.1
Other, net	0.3	0.3	0.6

Effective tax rate	44.2%	37.3%	37.7%

Our 2008 tax rate increased primarily as a result of the goodwill impairment charge described in Note 4, which is not deductible for income tax purposes. Our 2007 tax rate of 37.3% was favorably impacted by the conclusion of various state and federal tax audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China, as described in Note 3.
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2008		2007
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Property, equipment, leases and intangibles	$321	$1,650	$328	$1,655
Employee benefits	401	398	406	53
Self-insurance accruals	359	—	350	—
Other	426	190	346	139
Net operating loss/credit carryforwards	135	—	172	—
Valuation allowances	(124)	—	(116)	—

	$1,518	$2,238	$1,486	$1,847

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2008	2007

Current deferred tax asset	$544	$536
Noncurrent deferred tax liability	(1,264)	(897)

	$(720)	$(361)

We have $404 million of net operating loss carryovers in various foreign jurisdictions and $255 million of state operating loss carryovers. The valuation allowance primarily represents amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2009. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $147 million in 2008 and $43 million in 2007. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are deemed to be permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion, if not all, of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
On June 1, 2007, we adopted FIN 48. The cumulative effect of adopting FIN 48 was immaterial to our retained earnings.  Our liability for income taxes under FIN 48 was $72 million at June 1, 2007, and $88 million at May 31, 2008. The balance of accrued interest and penalties was $26 million on June 1, 2007, and $25 million on May 31, 2008. Total interest and penalties included in our statement of operations is immaterial. The liability recorded includes $57 million at June 1, 2007, and $68 million at May 31, 2008, associated with positions that if favorably resolved would provide a benefit to our effective tax rate.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at June 1, 2007	$72
Increases for tax positions taken in the current year	16
Increases for tax positions taken in prior years	9
Settlements	(9)

Balance at May 31, 2008	$88

Included in the May 31, 2008 balance are $8 million of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion. It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.

NOTE 12: RETIREMENT PLANS
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plans.
In 2007, we announced changes to significantly redesign certain of our retirement programs. Effective January 1, 2008, we increased the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. The full cost of this benefit improvement will accelerate over the next few years. Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula were capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These changes will not affect the benefits of current retirees and terminated vested participants. In addition, these pension plans were modified to accelerate vesting from five years to three years effective June 1, 2008 for most participants.
A summary of our retirement plans costs over the past three years is as follows (in millions):

	2008	2007	2006

U.S. domestic and international pension plans	$323	$467	$425
U.S. domestic and international defined contribution plans	216	176	167
Postretirement healthcare plans	77	55	73

	$616	$698	$665

PENSION PLANS. Our largest pension plan covers certain U.S. employees age 21 and over, with at least one year of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either the Portable Pension Account or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Eligible employees hired after May 31, 2003 accrue benefits exclusively under the Portable Pension Account. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local practice. Where plans are funded, they are funded in compliance with local laws.
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

NEW ACCOUNTING PRONOUNCEMENT. As discussed in Note 1, we adopted the recognition and disclosure provisions of SFAS 158 on May 31, 2007. The adoption of SFAS 158 required recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in AOCI of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through AOCI. At May 31, 2008, under the provisions of SFAS 158, we recorded an increase to equity of $469 million (net of tax) based on a $1 billion improvement in the funded status of our retirement plans since May 31, 2007.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 (February 29 in 2008) measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009). We are required to make our transition election in the first quarter of 2009 and plan to elect the two-measurement approach as our transition method. Under the two-measurement approach, we complete two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. For the transition period from February 29, 2008 through June 1, 2008, we will record the net periodic benefit cost, net of tax, as an adjustment to beginning retained earnings and the actuarial gains and losses, net of tax, as an adjustment to accumulated other comprehensive income in the first quarter of 2009. The impact of adopting the measurement date provision on our financial statements is not expected to be material to our financial position or results of operations, but will reduce our 2009 pension and retiree medical expense by approximately $87 million under the two-measurement approach due to an increase in the discount rate and higher plan assets.
PENSION PLAN ASSUMPTIONS. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.
We currently use a measurement date of February 28 (February 29 in 2008) for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future. Additional information about our pension plans can be found in the Critical Accounting Estimates section of Management’s Discussion and Analysis.
Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate.
Predominantly all of our plan assets are actively managed. The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with public and private fixed income portfolios, to earn a long-term investment return that meets our pension plan obligations. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices.

The weighted-average asset allocations for our domestic pension plans at the measurement date were as follows:

	Plan Assets at Measurement Date
	2008			2007
Asset Class	Actual	Actual	Target	Actual	Actual	Target
Domestic equities	$5,694	49%	53%	$5,897	52%	53%
International equities	2,481	21	17	2,413	21	17
Private equities	406	4	5	314	3	5

Total equities	8,581	74	75	8,624	76	75
Long duration fixed income securities	1,778	15	15	1,627	15	15
Other fixed income securities	1,302	11	10	1,049	9	10

	$11,661	100%	100%	$11,300	100%	100%

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
To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The studies performed or updated supported the reasonableness of our expected rate of return of 8.5% for 2008 and 9.1% for 2007 and 2006. Our estimated long-term rate of return on plan assets remains at 8.5% for 2009. Our actual returns exceeded this assumption for the 15-year period ended February 29, 2008.

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2008 and a statement of the funded status as of May 31, 2008 and 2007 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2008	2007	2008	2007

Accumulated Benefit Obligation (“ABO”)	$11,212	$11,559

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO / APBO at the beginning of year	$12,209	$12,153	$525	$475
Service cost	518	540	35	31
Interest cost	720	707	31	28
Actuarial (gain) loss	(1,531)	590	(56)	9
Benefits paid	(318)	(261)	(40)	(40)
Amendments	1	(1,551)	—	5
Other	18	31	(3)	17

PBO / APBO at the end of year	$11,617	$12,209	$492	$525

Change in Plan Assets
Fair value of plan assets at beginning of year	$11,506	$10,130	$—	$—
Actual return on plan assets	141	1,086	—	—
Company contributions	548	524	64	23
Benefits paid	(318)	(261)	(40)	(40)
Other	2	27	(24)	17

Fair value of plan assets at end of year	$11,879	$11,506	$—	$—

Funded Status of the Plans	$262	$(703)	$(492)	$(525)
Employer contributions after measurement date	15	22	5	4

Net amount recognized	$277	$(681)	$(487)	$(521)

Amount Recognized in the Balance Sheet at May 31:
Noncurrent pension assets	$827	$1	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(32)	(24)	(30)	(30)
Noncurrent pension, postretirement healthcare and other benefit obligations	(518)	(658)	(457)	(491)

Net amount recognized	$277	$(681)	$(487)	$(521)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$2,455	$3,324	$(144)	$(97)
Prior service (credit) cost and other	(1,362)	(1,477)	2	2

Total	$1,093	$1,847	$(142)	$(95)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s net periodic benefit cost:
Net actuarial loss (gain)	$51		$(7)
Prior service credit and other	(114)		—

Total	$(63)		$(7)

Our pension plans included the following components at May 31, 2008 and 2007 (in millions):

			Fair Value of	Funded		Net Amount
	ABO	PBO	Plan Assets	Status	Other (1)	Recognized

2008
Qualified	$10,530	$10,834	$11,661	$827	$—	$827
Nonqualified	333	338	—	(338)	7	(331)
International Plans	349	445	218	(227)	8	(219)

Total	$11,212	$11,617	$11,879	$262	$15	$277

2007
Qualified	$10,926	$11,487	$11,300	$(187)	$—	$(187)
Nonqualified	314	326	—	(326)	16	(310)
International Plans	319	396	206	(190)	6	(184)

Total	$11,559	$12,209	$11,506	$(703)	$22	$(681)

(1)	Amounts in “Other” represent employer contributions after measurement date.
At May 31, 2008 and 2007, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value
	of Plan Assets
	2008	2007
Pension Benefits
PBO	$783	$12,085
Fair Value of Plan Assets	218	11,381

	ABO Exceeds the Fair Value
	of Plan Assets
	2008	2007
Pension Benefits
PBO	$782	$727
ABO	682	637
Fair Value of Plan Assets	217	206
The APBO exceeds plan assets for all of our postretirement healthcare plans.
Plan funding is actuarially determined and is subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings or final average earnings and years of service and are funded in accordance with local practice. Where plans are funded, they are funded in compliance with local laws and income tax regulations. Amounts contributed to these plans are not recoverable by us. We made tax-deductible voluntary contributions of $479 million in 2008 and $482 million in 2007 to our qualified U.S. domestic pension plans. We currently expect to make tax-deductible voluntary contributions to our qualified plans in 2009 at levels approximating those in 2008.

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
Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2008	2007	2006	2008	2007	2006
Service cost	$518	$540	$473	$35	$31	$42
Interest cost	720	707	642	31	28	32
Expected return on plan assets	(985)	(930)	(811)	—	—	—
Recognized actuarial losses (gains) and other	70	150	121	11	(4)	(1)

Net periodic benefit cost	$323	$467	$425	$77	$55	$73

Decreases in pension costs from 2007 to 2008 are primarily the result of the plan changes discussed above and in Note 1. Increases in pension costs from 2006 to 2007 are primarily the result of changes in discount rate.
Amounts recognized in other comprehensive income (“OCI”) for 2008 for all plans were as follows (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	Gross	Net of tax	Gross	Net of tax
	amount	amount	amount	amount
Net gain and other, arising during period	$(685)	$(430)	$(56)	$(38)
(Loss) gain from settlements	(17)	(10)	6	4
Amortizations:
Prior service credit	113	70	—	—
Actuarial (losses) gains and other	(166)	(104)	3	2

Total recognized in OCI	$(755)	$(474)	$(47)	$(32)

Weighted-average actuarial assumptions for our primary U.S. pension plans, which represent substantially all of our PBO, are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2008	2007	2006	2008	2007	2006

Discount rate used to determine benefit obligation (1)	6.96%	6.01%	5.91%	6.81%	6.08%	6.08%
Discount rate used to determine net periodic benefit cost	6.01	5.91	6.29	6.08	6.08	6.16
Rate of increase in future compensation levels used to determine benefit obligation	4.51	4.47	3.46	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost (2)	4.47	3.46	3.15	—	—	—
Expected long-term rate of return on assets	8.50	9.10	9.10	—	—	—

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their net present value.

(2)	Average future salary increases based on age and years of service.
Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans

2009	$362	$30
2010	442	31
2011	463	33
2012	537	35
2013	609	36
2014–2018	4,633	222
These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 9% during 2009, decreasing to an annual growth rate of 5% in 2017 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6% during 2009, decreasing to an annual growth rate of 5% in 2013 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2008 or 2008 benefit expense because the level of these benefits is capped.

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
FedEx Office (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billing and collections)
FedEx Global Supply Chain Services (logistics services)
The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support; FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground; FedEx Global Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office.
During the fourth quarter of 2008, we decided to change the name of FedEx Kinko’s to FedEx Office. We believe the FedEx Office name better describes the wide range of services available at our retail centers and takes full advantage of the FedEx brand.
During the first quarter of 2008, FedEx Office was reorganized as a part of the FedEx Services segment. FedEx Office provides retail access to our customers for our package transportation businesses and an array of document and business services. FedEx Services provides access to customers through digital channels such as fedex.com. Under FedEx Services, FedEx Office benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network. As part of this reorganization, we are pursuing synergies in sales, marketing, information technology and administrative areas.
With this reorganization, the FedEx Services segment became a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. FedEx Office continues to be treated as a reporting unit for purposes of goodwill and impairment testing.
Effective June 1, 2006, we moved FedEx Supply Chain Services, Inc., the results of which were previously reported in the FedEx Ground segment, into a new subsidiary of FedEx Services named FedEx Global Supply Chain Services, Inc. The net operating costs of this entity are allocated to FedEx Express and FedEx Ground. Prior year amounts were not reclassified to conform to the 2007 segment presentation, as financial results were materially comparable.

The costs of the sales, marketing and information technology support provided by FedEx Services and the customer service functions of FCIS, together with the normal, ongoing net operating costs of FedEx Global Supply Chain Services and FedEx Office, are allocated primarily to the FedEx Express and FedEx Ground segments based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. The $891 million fourth quarter charge predominantly associated with the noncash impairment charges for the Kinko’s trade name and goodwill was not allocated to the FedEx Express or FedEx Ground segments, as this cost was unrelated to the core performance of those businesses.
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
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments in Management’s Discussion and Analysis of Operations and Financial Condition (“MD&A”) includes the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes allocations for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. Management evaluates transportation segment financial performance based on operating income.

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services	Other and	Consolidated
	Segment	Segment	Segment (1)	Segment	Eliminations	Total

Revenues
2008	$24,421	$6,751	$4,934	$2,138	$(291)	$37,953
2007	22,681	6,043	4,586	2,136	(232)	35,214
2006	21,446	5,306	3,645	2,088	(191)	32,294
Depreciation and amortization
2008	$944	$305	$227	$469	$1	$1,946
2007	856	268	195	420	3	1,742
2006	805	224	120	400	1	1,550
Operating income (loss) (2)
2008 (3)	$1,901	$736	$329	$(891)	$—	$2,075
2007 (4)	1,991	822	463	—	—	3,276
2006 (5)	1,813	716	485	—	—	3,014
Segment assets (6)
2008	$13,416	$2,770	$3,276	$4,651	$1,520	$25,633
2007	15,650	3,937	3,150	5,384	(4,121)	24,000
2006	14,673	3,378	2,245	3,807	(1,413)	22,690

(1)	Includes the operations of FedEx National LTL from the date of acquisition, September 3, 2006.

(2)	The net operating costs of the FedEx Services segment, including FedEx Office, are allocated back to the transportation segments it supports. Prior year amounts have been revised to conform to the current year presentation.

(3)	FedEx Services segment operating expenses include a charge of approximately $891 million, predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition. These charges were not allocated to our transportation segments, as the charges were unrelated to the core performance of these businesses.

(4)	FedEx Express operating expenses include a $143 million charge associated with upfront compensation and benefits under the new pilot labor contract.

(5)	Includes a $79 million one-time, noncash charge to adjust the accounting for certain facility leases ($75 million at FedEx Express).

(6)	Segment assets include intercompany receivables.
The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services		Consolidated
	Segment	Segment	Segment	Segment	Other	Total
2008	$1,716	$509	$266	$455	$1	$2,947
2007	1,672	489	287	432	2	2,882
2006	1,408	487	274	345	4	2,518

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2008	2007	2006

REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$6,578	$6,485	$6,422
U.S. overnight envelope	2,012	1,990	1,974
U.S. deferred	2,995	2,883	2,853

Total domestic package revenue	11,585	11,358	11,249
International Priority (IP)	7,666	6,722	6,139
International domestic (1)	663	370	199

Total package revenue	19,914	18,450	17,587

Freight:
U.S.	2,398	2,412	2,218
International priority freight	1,243	1,045	840
International airfreight	406	394	434

Total freight revenue	4,047	3,851	3,492
Other (2)	460	380	367

Total FedEx Express segment	24,421	22,681	21,446

FedEx Ground segment	6,751	6,043	5,306
FedEx Freight segment (3)	4,934	4,586	3,645
FedEx Services segment	2,138	2,136	2,088
Other and Eliminations	(291)	(232)	(191)

	$37,953	$35,214	$32,294

GEOGRAPHICAL INFORMATION (4)
Revenues:
U.S.	$27,306	$26,132	$24,172
International	10,647	9,082	8,122

	$37,953	$35,214	$32,294

Noncurrent assets:
U.S.	$14,920	$14,191	$13,804
International	3,469	3,180	2,422

	$18,389	$17,371	$16,226

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, India and China. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Includes the operations of FedEx National LTL from the date of acquisition, September 3, 2006.

(4)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2008	2007	2006

Interest (net of capitalized interest)	$100	$136	$145
Income taxes	816	1,064	880
NOTE 15: GUARANTEES AND INDEMNIFICATIONS
In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no amounts have been recognized in our financial statements for the underlying fair value of these obligations.
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. FedEx Express has unconditionally guaranteed $755 million in principal of these bonds (with total future principal and interest payments of approximately $1.1 billion as of May 31, 2008) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2008. The remaining $551 million has been accounted for as operating leases.
NOTE 16: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2008 were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2009	$965	$178	$561	$1,704
2010	919	132	127	1,178
2011	665	9	61	735
2012	31	—	56	87
2013	—	—	33	33
Thereafter	—	—	134	134

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, computers and advertising and promotions contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

Included in our aircraft commitments are aircraft under our Boeing 757-200 (“B757”) and Boeing 777 Freighter (“B777F”) programs. In 2007, we announced a multi-year program to acquire and modify approximately 90 B757 aircraft to replace our narrowbody fleet of Boeing 727-200 aircraft. As of May 31, 2008, we had entered into agreements to purchase 29 B757 aircraft, in addition to the 12 we already owned, under this program. In addition, during 2007, we entered into an agreement to acquire 15 new B777F aircraft and an option to purchase an additional 15 B777F aircraft. In connection with the decision to purchase the B777F aircraft, we cancelled an order with Airbus for 10 A380-800F aircraft. In a settlement agreement with Airbus, we were provided, among other things, credit memoranda applicable to the purchase of goods and services in the future. The net impact of this settlement was immaterial to our 2007 results and was recorded as an operating gain during the fourth quarter of 2007.
Deposits and progress payments of $254 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the B757 in passenger configuration, which will require additional costs to modify for cargo transport, and the new B777F aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2009	4	16	—	2	22
2010	—	6	6	—	12
2011	—	5	9	—	14
2012	—	2	—	—	2
2013	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	4	29	15	2	50

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
In February 2008, one of these wage-and-hour cases, Wiegele v. FedEx Ground, was certified as a class action by a California federal court, and in April 2008, the U.S. Court of Appeals for the Ninth Circuit denied our petition to review the class certification ruling. The class certification ruling, however, does not address whether we will ultimately be held liable. The plaintiffs in Wiegele represent a class of FedEx Ground sort managers and dock service managers in California from May 10, 2002 to present. The plaintiffs allege that FedEx Ground has misclassified the managers as exempt from the overtime requirements of California wage-and-hour laws and is correspondingly liable for failing to pay them overtime compensation and for failing to provide them with rest and meal breaks.

We have agreed to settle two wage-and-hour lawsuits against FedEx Ground for an immaterial amount and executed a settlement agreement, which awaits court approval. We have denied any liability and intend to vigorously defend ourselves in the other wage-and-hour lawsuits, including Wiegele. We do not believe that any loss is probable in these other lawsuits, and given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Independent Contractor — Estrada and Mason. Estrada v. FedEx Ground is a class action involving single-route contractors in California. In August 2007, the California appellate court affirmed the trial court’s ruling in Estrada that a limited number of California single-route contractors (most of whom have not contracted with FedEx Ground since 2001) should be reimbursed as employees for some of their operating expenses. The Supreme Court of California has affirmed the appellate court’s liability and class certification decisions. The case has been remanded to the trial court for reconsideration of the amount of such reimbursable expenses and attorneys’ fees. Forty of the class members from the Estrada litigation have filed another lawsuit (entitled Mason) seeking reimbursement of expenses for the post-Estrada period (January 1, 2005 to present). The forty plaintiffs continued to provide pickup-and-delivery services to FedEx Ground after the damages period terminated in Estrada (December 31, 2004). We do not expect to incur a material loss in the Estrada and Mason matters.
Independent Contractor — Other Lawsuits and State Administrative Proceedings. FedEx Ground is involved in approximately 45 other class-action lawsuits (including 21 that have been certified as class actions), several individual lawsuits and approximately 30 state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
Most of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multidistrict litigation, discovery and class certification briefing are now complete. In October 2007, we received a decision from the court granting class certification in a Kansas action alleging state law claims on behalf of a statewide class and federal law claims under the Employee Retirement Income Security Act of 1974 on behalf of a nationwide class. In January 2008, the U.S. Court of Appeals for the Seventh Circuit declined our request for appellate review of the class certification decision. In March 2008, the court granted class certification in 19 additional cases and denied it in nine cases. The court has not yet ruled on class certification in the other cases that are pending in the multidistrict litigation. Motions for summary judgment on the classification issue (i.e., independent contractor vs. employee) are pending in all 20 of the cases that have been certified as class actions.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. The Anfinson case is scheduled for trial in October 2008. The other contractor-model lawsuits that are not part of the multidistrict litigation are not as far along procedurally as Anfinson.
FedEx Ground is also involved in several lawsuits, including three purported class actions, brought by drivers of the company’s independent contractors who claim that they were jointly employed by the contractor and FedEx Ground.
Adverse determinations in these matters could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. Given the nature and status of these lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any, but it is reasonably possible that such potential loss or such changes to the independent contractor status of FedEx Ground’s owner-operators could be material. However, we do not believe that a material loss is probable in any of these matters.

Independent Contractor — IRS Audit. On December 20, 2007, the Internal Revenue Service (“IRS”) informed us that its audit team had concluded an audit for the 2002 calendar year regarding the classification of owner-operators at FedEx Ground. The IRS has tentatively concluded, subject to ongoing discussions with us, that FedEx Ground’s pickup-and-delivery owner-operators should be reclassified as employees for federal employment tax purposes. The IRS has indicated that it anticipates assessing tax and penalties of $319 million plus interest for 2002. Substantially all of the IRS’s tentative assessment relates to employment and withholding taxes for the 2002 calendar year and, if paid by the company, would be fully deductible. Similar issues are under audit by the IRS for calendar years 2004 through 2006. We are in discussions with the IRS audit team and expect that a final resolution of this matter will not occur for some time. We believe that we have strong defenses to the IRS’s tentative assessment and will vigorously defend our position, as we continue to believe that FedEx Ground’s owner-operators are independent contractors. Given the preliminary status of this matter, we cannot yet determine the amount or a reasonable range of potential loss. However, we do not believe that loss is probable.
Independent Contractor — Shareholder Derivative Lawsuits. The Plumbers and Pipefitters Local 51 Pension Fund and the Western Pennsylvania Bricklayers Pension Fund have each filed shareholder derivative lawsuits in Tennessee federal court naming FedEx Corporation as a nominal defendant and the members of the Board of Directors of FedEx Corporation as defendants (the Plumbers and Pipefitters suit was filed in May 2008 and the Bricklayers suit was filed in June 2008). The derivative lawsuits, which are purportedly brought to assert the rights of FedEx Corporation, assert claims against the Board members for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the management of FedEx Ground — in particular, the classification of FedEx Ground’s owner-operators as independent contractors. Given the preliminary status of these matters, we cannot yet determine the amount or a reasonable range of potential loss. However, we do not believe that any loss is probable.
Antitrust — FedEx Freight Fuel Surcharge. In July 2007, a purported antitrust class-action lawsuit was filed in California federal court, naming FedEx Corporation (particularly FedEx Freight Corporation and its LTL freight subsidiaries) and several other major LTL freight carriers as defendants. The lawsuit alleges that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeks injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, numerous similar cases have been filed against us and other LTL freight carriers, each with allegations of conspiracy to fix fuel surcharge rates along with other related allegations. The U.S. Judicial Panel on Multidistrict Litigation has consolidated these cases for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Georgia. We do not believe that any loss is probable, and given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any, in these matters.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
Additional information about our contingencies can be found in the Critical Accounting Estimates section of Management’s Discussion and Analysis.

NOTE 18: RELATED PARTY TRANSACTIONS
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
NOTE 19: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter	Quarter (1)	Quarter	Quarter (2)

2008
Revenues	$9,199	$9,451	$9,437	$9,866
Operating income (loss)	814	783	641	(163)
Net income (loss)	494	479	393	(241)
Basic earnings (loss) per common share	1.60	1.55	1.27	(0.78)
Diluted earnings (loss) per common share	1.58	1.54	1.26	(0.78)

2007
Revenues	$8,545	$8,926	$8,592	$9,151
Operating income	784	839	641	1,012
Net income	475	511	420	610
Basic earnings per common share	1.55	1.67	1.37	1.98
Diluted earnings per common share	1.53	1.64	1.35	1.96

(1)	Results for the second quarter of 2007 include a $143 million charge at FedEx Express associated with upfront compensation and benefits under the new pilot labor contract. The impact of this new contract on second quarter net income was approximately $78 million net of tax, or $0.25 per diluted share. Additionally, FedEx National LTL’s financial results have been included from September 3, 2006 (the date of acquisition).

(2)	Results for the fourth quarter of 2008 include a charge of approximately $891 million ($696 million, net of tax, or $2.22 per diluted share), predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition. The earnings per share impact of the impairment charge differs for the fourth quarter and full year due to differences in the weighted-average number of shares outstanding.
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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,101	$166	$272	$—	$1,539
Receivables, less allowances	4	3,310	1,083	(38)	4,359
Spare parts, supplies and fuel, prepaid expenses and other, less allowances	10	710	82	—	802
Deferred income taxes	—	512	32	—	544

Total current assets	1,115	4,698	1,469	(38)	7,244

PROPERTY AND EQUIPMENT, AT COST	24	26,658	2,623	—	29,305
Less accumulated depreciation and amortization	16	14,578	1,233	—	15,827

Net property and equipment	8	12,080	1,390	—	13,478

INTERCOMPANY RECEIVABLE	1,902	—	333	(2,235)	—
GOODWILL	—	2,299	866	—	3,165
INVESTMENT IN SUBSIDIARIES	11,683	2,678	—	(14,361)	—
PENSION ASSETS	813	1	13	—	827
OTHER ASSETS	381	744	153	(359)	919

	$15,902	$22,500	$4,224	$(16,993)	$25,633

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$—	$2	$—	$502
Accrued salaries and employee benefits	41	881	196	—	1,118
Accounts payable	11	1,774	448	(38)	2,195
Accrued expenses	23	1,301	229	—	1,553

Total current liabilities	575	3,956	875	(38)	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	749	756	1	—	1,506
INTERCOMPANY PAYABLE	—	2,235	—	(2,235)	—
OTHER LIABILITIES
Deferred income taxes	—	1,518	105	(359)	1,264
Other liabilities	288	2,549	132	—	2,969

Total other long-term liabilities	288	4,067	237	(359)	4,233

STOCKHOLDERS’ INVESTMENT	14,290	11,486	3,111	(14,361)	14,526

	$15,902	$22,500	$4,224	$(16,993)	$25,633

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,212	$124	$233	$—	$1,569
Receivables, less allowances	—	3,029	948	(35)	3,942
Spare parts, supplies and fuel, prepaid expenses and other, less allowances	7	500	75	—	582
Deferred income taxes	—	505	31	—	536

Total current assets	1,219	4,158	1,287	(35)	6,629

PROPERTY AND EQUIPMENT, AT COST	22	24,681	2,387	—	27,090
Less accumulated depreciation and amortization	14	13,422	1,018	—	14,454

Net property and equipment	8	11,259	1,369	—	12,636

INTERCOMPANY RECEIVABLE	—	924	539	(1,463)	—
GOODWILL	—	2,667	830	—	3,497
INVESTMENT IN SUBSIDIARIES	14,588	3,340	—	(17,928)	—
OTHER ASSETS	670	457	755	(644)	1,238

	$16,485	$22,805	$4,780	$(20,070)	$24,000

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$551	$85	$3	$—	$639
Accrued salaries and employee benefits	60	1,079	215	—	1,354
Accounts payable	37	1,563	448	(32)	2,016
Accrued expenses	36	1,197	189	(3)	1,419

Total current liabilities	684	3,924	855	(35)	5,428

LONG-TERM DEBT, LESS CURRENT PORTION	1,248	757	2	—	2,007
INTERCOMPANY PAYABLE	1,463	—	—	(1,463)	—
OTHER LIABILITIES
Deferred income taxes	—	1,262	279	(644)	897
Other liabilities	451	2,445	116	—	3,012

Total other long-term liabilities	451	3,707	395	(644)	3,909

STOCKHOLDERS’ INVESTMENT	12,639	14,417	3,528	(17,928)	12,656

	$16,485	$22,805	$4,780	$(20,070)	$24,000

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$31,464	$6,860	$(371)	$37,953

OPERATING EXPENSES:
Salaries and employee benefits	98	11,660	2,444	—	14,202
Purchased transportation	—	3,216	1,322	(91)	4,447
Rentals and landing fees	4	2,127	313	(3)	2,441
Depreciation and amortization	2	1,651	293	—	1,946
Fuel	—	4,272	324	—	4,596
Maintenance and repairs	1	1,907	160	—	2,068
Impairment charges	—	882	—	—	882
Intercompany charges, net	(204)	(94)	298	—	—
Other	99	4,400	1,074	(277)	5,296

	—	30,021	6,228	(371)	35,878

OPERATING INCOME	—	1,443	632	—	2,075

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,125	310	—	(1,435)	—
Interest, net	(44)	4	(14)	—	(54)
Intercompany charges, net	51	(66)	15	—	—
Other, net	(7)	3	(1)	—	(5)

INCOME BEFORE INCOME TAXES	1,125	1,694	632	(1,435)	2,016

Provision for income taxes	—	687	204	—	891

NET INCOME	$1,125	$1,007	$428	$(1,435)	$1,125

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,894	$5,671	$(351)	$35,214

OPERATING EXPENSES:
Salaries and employee benefits	103	11,632	2,005	—	13,740
Purchased transportation	—	2,964	944	(35)	3,873
Rentals and landing fees	3	2,082	261	(3)	2,343
Depreciation and amortization	2	1,513	227	—	1,742
Fuel	—	3,317	216	—	3,533
Maintenance and repairs	1	1,830	121	—	1,952
Intercompany charges, net	(193)	(170)	363	—	—
Other	84	4,133	851	(313)	4,755

	—	27,301	4,988	(351)	31,938

OPERATING INCOME	—	2,593	683	—	3,276

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,016	390	—	(2,406)	—
Interest, net	(22)	(29)	(2)	—	(53)
Intercompany charges, net	29	(34)	5	—	—
Other, net	(7)	—	(1)	—	(8)

INCOME BEFORE INCOME TAXES	2,016	2,920	685	(2,406)	3,215

Provision for income taxes	—	971	228	—	1,199

NET INCOME	$2,016	$1,949	$457	$(2,406)	$2,016

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$28,310	$4,325	$(341)	$32,294

OPERATING EXPENSES:
Salaries and employee benefits	81	11,046	1,444	—	12,571
Purchased transportation	—	2,642	627	(18)	3,251
Rentals and landing fees	4	2,163	226	(3)	2,390
Depreciation and amortization	2	1,401	147	—	1,550
Fuel	—	3,128	128	—	3,256
Maintenance and repairs	1	1,709	67	—	1,777
Intercompany charges, net	(164)	(229)	393	—	—
Other	76	4,008	721	(320)	4,485

	—	25,868	3,753	(341)	29,280

OPERATING INCOME	—	2,442	572	—	3,014

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,806	327	—	(2,133)	—
Interest, net	(47)	(57)	—	—	(104)
Intercompany charges, net	55	(78)	23	—	—
Other, net	(8)	(4)	1	—	(11)

INCOME BEFORE INCOME TAXES	1,806	2,630	596	(2,133)	2,899

Provision for income taxes	—	876	217	—	1,093

NET INCOME	$1,806	$1,754	$379	$(2,133)	$1,806

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(44)	$3,072	$456	$—	$3,484

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,683)	(263)	—	(2,947)
Business acquisitions, net of cash acquired	—	—	(4)	—	(4)
Collection on (payment of) loan to Parent	(5,971)	5,971	—	—	—
Proceeds from asset dispositions and other	—	34	20	—	54

CASH USED IN INVESTING ACTIVITIES	(5,972)	3,322	(247)	—	(2,897)

FINANCING ACTIVITIES
Net transfers (to) from Parent	463	(296)	(167)	—	—
Dividend paid (to) from Parent	5,971	(5,971)	—	—	—
Principal payments on debt	(551)	(85)	(3)	—	(639)
Proceeds from stock issuances	108	—	—	—	108
Excess tax benefits on the exercise of stock options	38	—	—	—	38
Dividends paid	(124)	—	—	—	(124)
Other, net	—	—	—	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	5,905	(6,352)	(170)	—	(617)

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(111)	42	39	—	(30)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$1,101	$166	$272	$—	$1,539

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(57)	$2,741	$879	$—	$3,563

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,631)	(250)	—	(2,882)
Business acquisitions, net of cash acquired	(175)	(36)	(1,099)	—	(1,310)
Proceeds from asset dispositions	—	47	21	—	68

CASH USED IN INVESTING ACTIVITIES	(176)	(2,620)	(1,328)	—	(4,124)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(578)	40	538	—	—
Principal payments on debt	(700)	(206)	—	—	(906)
Proceeds from debt issuance	999	55	—	—	1,054
Proceeds from stock issuances	115	—	—	—	115
Excess tax benefits on the exercise of stock options	45	—	—	—	45
Dividends paid	(110)	—	—	—	(110)
Other, net	(5)	—	—	—	(5)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(234)	(111)	538	—	193

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(467)	10	89	—	(368)
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$1,212	$124	$233	$—	$1,569

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(69)	$3,418	$327	$—	$3,676

INVESTING ACTIVITIES
Capital expenditures	(4)	(2,321)	(193)	—	(2,518)
Proceeds from asset dispositions	—	58	6	—	64

CASH USED IN INVESTING ACTIVITIES	(4)	(2,263)	(187)	—	(2,454)

FINANCING ACTIVITIES
Net transfers (to) from Parent	1,215	(1,073)	(142)	—	—
Principal payments on debt	(250)	(119)	—	—	(369)
Proceeds from stock issuances	144	—	—	—	144
Dividends paid	(97)	—	—	—	(97)
Other, net	(2)	—	—	—	(2)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,010	(1,192)	(142)	—	(324)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	937	(37)	(2)	—	898
Cash and cash equivalents at beginning of period	742	151	146	—	1,039

Cash and cash equivalents at end of period	$1,679	$114	$144	$—	$1,937

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $1.9 billion at May 31, 2008 and $2.4 billion at May 31, 2007. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $27 million as of May 31, 2008 and $36 million as of May 31, 2007. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Canadian dollar, Hong Kong dollar, British pound and Japanese yen. Our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2008 and 2007, operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2008, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $74 million for 2009 (the comparable amount in the prior year was approximately $41 million). This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
In practice, our experience has been that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our fuel surcharges because our fuel surcharges are closely linked to market prices for fuel. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a timing lag (approximately six to eight weeks for FedEx Express and FedEx Ground) before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 4% for FedEx Ground before an adjustment to the fuel surcharge occurs. Accordingly, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.
OTHER. We do not purchase or hold any derivative financial instruments for trading purposes.

SELECTED FINANCIAL DATA
The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2008. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Report.

	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004 (5)
Operating Results
Revenues	$37,953	$35,214	$32,294	$29,363	$24,710
Operating income	2,075	3,276	3,014	2,471	1,440
Income before income taxes	2,016	3,215	2,899	2,313	1,319
Net income	1,125	2,016	1,806	1,449	838

Per Share Data
Earnings per share:
Basic	$3.64	$6.57	$5.94	$4.81	$2.80
Diluted	$3.60	$6.48	$5.83	$4.72	$2.76

Average shares of common stock outstanding	309	307	304	301	299
Average common and common equivalent shares outstanding	312	311	310	307	304
Cash dividends declared	$0.30	$0.37	$0.33	$0.29	$0.29

Financial Position
Property and equipment, net	$13,478	$12,636	$10,770	$9,643	$9,037
Total assets	25,633	24,000	22,690	20,404	19,134
Long-term debt, less current portion	1,506	2,007	1,592	2,427	2,837
Common stockholders’ investment	14,526	12,656	11,511	9,588	8,036

Other Operating Data
FedEx Express aircraft fleet	677	669	671	670	645
Average full-time equivalent employees and contractors	254,142	241,903	221,677	215,838	195,838

(1)	Results for 2008 include a charge of approximately $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition. See Note 4 to the accompanying consolidated financial statements. Additionally, results for 2008 and 2007 include several 2007 acquisitions as described in Note 3 to the accompanying financial statements.

(2)	Results for 2007 include a $143 million charge at FedEx Express associated with upfront compensation and benefits under the new labor contract with our pilots. See Note 1 to the accompanying consolidated financial statements.

(3)	Results for 2006 include a $79 million ($49 million, net of tax, or $0.16 per diluted share) charge to adjust the accounting for certain facility leases, predominantly at FedEx Express. See Note 7 to the accompanying consolidated financial statements.

(4)	Results for 2005 include a $48 million ($31 million, net of tax, or $0.10 per diluted share) Airline Stabilization Act charge at FedEx Express and a $12 million or $0.04 per diluted share benefit from an income tax adjustment.

(5)	Results for 2004 include $435 million ($270 million, net of tax, or $0.89 per diluted share) of business realignment costs and a $37 million, or $0.12 per diluted share, benefit related to a favorable ruling on an aircraft engine maintenance tax case and the reduction of our effective tax rate. Additionally, FedEx Office financial results have been included from February 12, 2004 (the date of acquisition).

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2008 and 2007, and for each of the three years in the period ended May 31, 2008, and have issued our report thereon dated July 10, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2008

SCHEDULE II
FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2008, 2007, AND 2006
(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO COSTS	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2008	$79	$134	$—		$125	(a)	$88

2007	80	106	—		107	(a)	79

2006	73	121	—		114	(a)	80

Allowance for Revenue Adjustments

2008	$57	$—	$486	(b)	$473	(c)	$70

2007	64	—	478	(b)	485	(c)	57

2006	52	—	489	(b)	477	(c)	64

Inventory Valuation Allowance:

2008	$156	$10	$—		$3		$163

2007	150	9	—		3		156

2006	142	10	—		2		150

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Years Ended May 31,
	2008	2007	2006	2005	2004

Earnings:
Income before income taxes	$2,016	$3,215	$2,899	$2,313	$1,319
Add back:
Interest expense, net of capitalized interest	98	136	142	160	136
Amortization of debt issuance costs	5	6	5	6	7
Portion of rent expense representative of interest factor	784	766	842	800	712

Earnings as adjusted	$2,903	$4,123	$3,888	$3,279	$2,174

Fixed Charges:
Interest expense, net of capitalized interest	$98	$136	$142	$160	$136
Capitalized interest	50	34	33	22	11
Amortization of debt issuance costs	5	6	5	6	7
Portion of rent expense representative of interest factor	784	766	842	800	712

	$937	$942	$1,022	$988	$866

Ratio of Earnings to Fixed Charges	3.1	4.4	3.8	3.3	2.5

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Second Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*3.2	Amended and Restated Bylaws of FedEx.

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference).

10.2	Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3	First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.5	Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.6	Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7	Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8	Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.9	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10	Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.11	Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreement

10.12	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.13	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express.

U.S. Postal Service Agreement

10.14	Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.15	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.16	Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006, as amended, between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.17	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006, as amended, between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006, as amended, between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

Financing Agreement

10.19	Five-Year Credit Agreement dated as of July 20, 2005 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Management Contracts/Compensatory Plans or Arrangements

10.20	1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY93 Definitive Proxy Statement, Commission File No. 1-7806, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express’s FY94 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.21	Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.22	1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.23	Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.24	1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)

10.25	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.26	1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.27	2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.28	1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29	Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30	2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.31	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32	Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1997 and 2001 Restricted Stock Plans. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.33	FedEx Corporation Incentive Stock Plan, as amended; Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans; Forms of Stock Option and Restricted Stock Agreements pursuant to FedEx Corporation Incentive Stock Plan; and Terms and Conditions of Stock Option Grants for U.S. and Non-U.S. Employees.

10.34	FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the UK Sub-Plan was filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

*10.35	Amended and Restated FedEx Corporation Retirement Parity Pension Plan.

*10.36	Compensation Arrangements with Named Executive Officers.

*10.37	Compensation Arrangements with Outside Directors.

10.38	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.39	Form of Management Retention Agreement entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., David F. Rebholz and Christine P. Richards. (Filed as Exhibit 10.2 to FedEx’s FY05 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 135 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.