Form 10-Q
period 2008-08-31
FEDEX CORP
filed 2008-09-19
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____  TO  _____
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 15, 2008
Common Stock, par value $0.10 per share	311,241,913

FEDEX CORPORATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2008	May 31,
	(Unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,573	$1,539
Receivables, less allowances of $155 and $158	4,361	4,359
Spare parts, supplies and fuel, less allowances of $164 and $163	412	435
Deferred income taxes	528	544
Prepaid expenses and other	300	367

Total current assets	7,174	7,244

PROPERTY AND EQUIPMENT, AT COST	28,710	29,305
Less accumulated depreciation and amortization	15,177	15,827

Net property and equipment	13,533	13,478

OTHER LONG-TERM ASSETS
Goodwill	3,160	3,165
Pension assets	1,310	827
Intangible and other assets	966	919

Total other long-term assets	5,436	4,911

	$26,143	$25,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2008	May 31,
	(Unaudited)	2008
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$1,001	$502
Accrued salaries and employee benefits	890	1,118
Accounts payable	2,050	2,195
Accrued expenses	1,578	1,553

Total current liabilities	5,519	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	1,007	1,506

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,484	1,264
Pension, postretirement healthcare and other benefit obligations	997	989
Self-insurance accruals	813	804
Deferred lease obligations	683	671
Deferred gains, principally related to aircraft transactions	309	315
Other liabilities	191	190

Total other long-term liabilities	4,477	4,233

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 311 million shares issued as of August 31, 2008 and May 31, 2008	31	31
Additional paid-in capital	1,954	1,922
Retained earnings	13,274	13,002
Accumulated other comprehensive loss	(115)	(425)
Treasury stock, at cost	(4)	(4)

Total common stockholders’ investment	15,140	14,526

	$26,143	$25,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2008	2007

REVENUES	$9,970	$9,199

OPERATING EXPENSES:
Salaries and employee benefits	3,585	3,483
Purchased transportation	1,207	1,025
Rentals and landing fees	617	593
Depreciation and amortization	492	473
Fuel	1,599	964
Maintenance and repairs	537	544
Other	1,303	1,303

	9,340	8,385

OPERATING INCOME	630	814

OTHER INCOME (EXPENSE):
Interest, net	(9)	(25)
Other, net	(3)	(2)

	(12)	(27)

INCOME BEFORE INCOME TAXES	618	787

PROVISION FOR INCOME TAXES	234	293

NET INCOME	$384	$494

EARNINGS PER COMMON SHARE:
Basic	$1.24	$1.60

Diluted	$1.23	$1.58

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2008	2007

Operating Activities:
Net income	$384	$494
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	492	473
Provision for uncollectible accounts	35	33
Stock-based compensation	33	29
Deferred income taxes and other noncash items	35	32
Changes in operating assets and liabilities:
Receivables	(98)	(35)
Other assets	97	(32)
Accounts payable and other operating liabilities	(306)	(166)
Other, net	26	(27)

Cash provided by operating activities	698	801

Investing Activities:
Capital expenditures	(636)	(775)
Proceeds from asset dispositions and other	15	4

Cash used in investing activities	(621)	(771)

Financing Activities:
Principal payments on debt	(1)	(507)
Proceeds from stock issuances	5	40
Excess tax benefit on the exercise of stock options	—	9
Dividends paid	(34)	(31)

Cash used in financing activities	(30)	(489)

Effect of exchange rate changes on cash	(13)	2

Net increase (decrease) in cash and cash equivalents	34	(457)
Cash and cash equivalents at beginning of period	1,539	1,569

Cash and cash equivalents at end of period	$1,573	$1,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2008 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2008 and the results of our operations and cash flows for the three-month periods ended August 31, 2008 and 2007. Operating results for the three-month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2009 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach requires us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $372 million, net of tax) as an adjustment to the opening balance of AOCI. These adjustments increased the amount recorded for our pension assets by $528 million. Our actuarial gains resulted primarily from a 19 basis point increase in the discount rate for our primary pension plan and an increase in plan assets at June 1, 2008.
On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. The adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.”

These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
DIVIDENDS DECLARED PER COMMON SHARE. In 2009, we declared two quarterly dividends within the first quarter. On June 2, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend was paid on July 1, 2008 to stockholders of record as of the close of business on June 13, 2008. On August 15, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on October 1, 2008 to stockholders of record as of the close of business on September 10, 2008. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
Our total stock-based compensation expense was $33 million for the three months ended August 31, 2008 and $29 million for the three months ended August 31, 2007.
During the first quarter of 2009, we made stock option grants of 1.9 million shares, primarily in connection with our principal annual stock option grant. We granted options to purchase 2.4 million shares during the first quarter of 2008.
See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model. The fair value of our stock option grants, as determined by the Black-Scholes valuation model, was $24.87 during the first quarter of 2009 and $31.21 during the first quarter of 2008, using the following assumptions:

	Three Months Ended
	August 31,
	2008	2007

Expected lives	5.5 years	5 years
Expected volatility	23%	19%
Risk-free interest rate	3.56%	5.03%
Dividend yield	0.452%	0.322%

(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2008	2007
Net income	$384	$494
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $11 in 2008 and deferred taxes of $1 in 2007	(47)	16
Amortization of unrealized pension actuarial gains/losses, net of deferred tax benefit of $7 in 2008 and deferred taxes of $8 in 2007	(11)	14

Comprehensive income	$326	$524

(4) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of unsecured debt securities and common stock.
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At August 31, 2008, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.

(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2008	2007

Net income	$384	$494

Weighted-average shares of common stock outstanding	311	308
Common equivalent shares:
Assumed exercise of outstanding dilutive options	9	16
Less shares repurchased from proceeds of assumed exercise of options	(7)	(12)

Weighted-average common and common equivalent shares outstanding	313	312

Basic earnings per common share	$1.24	$1.60

Diluted earnings per common share	$1.23	$1.58

Antidilutive options excluded from diluted earnings per common share calculation	9.6	2.7

(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2008	2007
U.S. domestic and international pension plans	$44	$85
U.S. domestic and international defined contribution plans	84	38
Postretirement healthcare plans	14	16

	$142	$139

The reduction in pension costs for the three-month period ended August 31, 2008 was due to lower pension expense attributable to a significantly higher discount rate used to determine our 2009 expense. The increase in defined contribution costs for the three-month period ended August 31, 2008 was due to plan design changes, which are described in our Annual Report.

Net periodic benefit cost for the three-month periods ended August 31 was as follows (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2008	2007	2008	2007
Service cost	$125	$129	$8	$9
Interest cost	200	180	8	8
Expected return on plan assets	(265)	(246)	—	—
Amortization of prior service cost and other	(16)	22	(2)	(1)

	$44	$85	$14	$16

We made no contributions to our qualified U.S. domestic pension plans during the first quarter of 2009 and $110 million of such contributions during the first quarter of 2008. However, on September 2, 2008, we made tax-deductible voluntary contributions of $483 million to these plans. We do not expect to make further contributions to our qualified U.S. domestic pension plans for the remainder of 2009. In 2008, we contributed an aggregate of $479 million to these plans.
(7) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing, information technology and customer service support, as well as retail access for customers through FedEx Office and Print Services, Inc. (“FedEx Office”), primarily for the benefit of FedEx Express and FedEx Ground. These companies represent our major service lines and form the core of our reportable segments.
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

FedEx Services Segment
FedEx Services (sales, marketing and information technology functions)
FedEx Office (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
FedEx Global Supply Chain Services (logistics services)

The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support; FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground U.S. customers; FedEx Global Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office, which provides retail access to our customers for our package transportation businesses and an array of document and business services.
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

The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2008	2007
Revenue
FedEx Express segment	$6,419	$5,889
FedEx Ground segment	1,761	1,618
FedEx Freight segment	1,353	1,233
FedEx Services segment	513	525
Other and eliminations	(76)	(66)

	$9,970	$9,199

Operating Income
FedEx Express segment	$345	$519
FedEx Ground segment	196	190
FedEx Freight segment	89	105
FedEx Services segment (1)	—	—
Other and eliminations	—	—

	$630	$814

(1)	The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.
(8) Commitments
As of August 31, 2008, our purchase commitments under various contracts for the remainder of 2009 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2009 (remainder)	$727	$154	$387	$1,268
2010	910	132	137	1,179
2011	736	9	69	814
2012	82	—	58	140
2013	—	—	33	33
Thereafter	—	—	133	133

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, and advertising and promotions contracts.
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

Deposits and progress payments of $326 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2009 (remainder)	3	13	—	1	17
2010	—	6	4	1	11
2011	—	5	10	—	15
2012	—	2	1	—	3

Total	3	26	15	2	46

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2008 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2009 (remainder)	$10	$454	$947	$1,401
2010	97	545	1,140	1,685
2011	8	526	984	1,510
2012	8	504	855	1,359
2013	119	499	736	1,235
Thereafter	17	2,931	5,501	8,432

Total	259	$5,459	$10,163	$15,622

Less amount representing interest	40

Present value of net minimum lease payments	$219

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

(9) Contingencies
Wage-and-Hour. We have agreed to settle two wage-and-hour lawsuits against FedEx Ground for an immaterial amount and executed a settlement agreement, which awaits court approval. We are a defendant in a number of other lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both.
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
On September 17, 2008, in another of these wage-and-hour cases, Tidd v. Adecco USA, Kelly Services and FedEx Ground, a Massachusetts federal court conditionally certified a class limited to individuals who were employed by two temporary employment agencies and who worked as temporary pick-up-and-delivery drivers for FedEx Ground in the New England region within the past three years. Potential claimants must voluntarily “opt in” to the lawsuit in order to be considered part of the class, and the conditional class certification ruling does not address whether we will ultimately be held liable. In addition, in the same opinion, the court granted summary judgment in favor of the defendants with respect to the plaintiffs’ claims for unpaid overtime wages under the federal Fair Labor Standards Act (“FLSA”) and Massachusetts law. Accordingly, the conditionally certified class of plaintiffs is now limited to a claim of failure to pay regular wages due under the FLSA.
We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits, and given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Independent Contractor — Estrada and Mason. Estrada v. FedEx Ground is a class action involving FedEx Ground single-route contractors in California. In August 2007, the California appellate court affirmed the trial court’s ruling in Estrada that a limited number of California single-route contractors (most of whom have not contracted with FedEx Ground since 2001) should be reimbursed as employees for some of their operating expenses. The Supreme Court of California has affirmed the appellate court’s liability and class certification decisions. The case has been remanded to the trial court for reconsideration of the amount of such reimbursable expenses and attorneys’ fees. Forty of the class members from the Estrada litigation have filed another lawsuit (entitled Mason) seeking reimbursement of expenses for the post-Estrada period (January 1, 2005 to present). The forty plaintiffs continued to provide pickup-and-delivery services to FedEx Ground after the damages period terminated in Estrada (December 31, 2004). We do not expect to incur a material loss in the Estrada and Mason matters.
Independent Contractor — Other Lawsuits and State Administrative Proceedings. FedEx Ground is involved in approximately 50 other class-action lawsuits (including 21 that have been certified as class actions), several individual lawsuits and approximately 35 state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
Most of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multidistrict litigation, discovery and class certification briefing are now complete. In October 2007, we received a decision from the court granting class certification in a Kansas action alleging state law claims on behalf of a statewide class and federal law claims under the Employee Retirement Income Security Act of 1974 on behalf of a nationwide class. In January 2008, the U.S. Court of Appeals for the Seventh Circuit declined our request for appellate review of the class certification decision. In March 2008, the court granted class certification in 19 additional cases and denied it in nine cases. The court has not yet ruled on class certification in the other cases that are pending in the multidistrict litigation. Motions for summary judgment on the classification issue (i.e., independent contractor vs. employee) are pending in all 20 of the multidistrict litigation cases that have been certified as class actions.

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
Independent Contractor — IRS Audit. In December 2007, the Internal Revenue Service (“IRS”) informed us that its audit team had concluded an audit for the 2002 calendar year regarding the classification of owner-operators at FedEx Ground. The IRS has tentatively concluded, subject to ongoing discussions with us, that FedEx Ground’s pickup-and-delivery owner-operators should be reclassified as employees for federal employment tax purposes. The IRS has indicated that it anticipates assessing tax and penalties of $319 million plus interest for 2002. Substantially all of the IRS’s tentative assessment relates to employment and withholding taxes for the 2002 calendar year and, if paid by the company, would be fully deductible. Similar issues are under audit by the IRS for calendar years 2004 through 2006. We are in discussions with the IRS audit team and expect that a final resolution of this matter will not occur for some time. We believe that we have strong defenses to the IRS’s tentative assessment and will vigorously defend our position, as we continue to believe that FedEx Ground’s owner-operators are independent contractors. Given the preliminary status of this matter, we cannot yet determine the amount or a reasonable range of potential loss. However, we do not believe that any loss is probable.
Independent Contractor — Shareholder Derivative Lawsuits. The Plumbers and Pipefitters Local 51 Pension Fund and the Western Pennsylvania Bricklayers Pension Fund each filed shareholder derivative lawsuits (which have now been consolidated) in Tennessee federal court naming FedEx Corporation as a nominal defendant and the members of the Board of Directors of FedEx Corporation as defendants (the Plumbers and Pipefitters suit was filed in May 2008 and the Bricklayers suit was filed in June 2008). The derivative lawsuits, which are purportedly brought to assert the rights of FedEx Corporation, assert claims against the Board members for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the management of FedEx Ground — in particular, the classification of FedEx Ground’s owner-operators as independent contractors. Given the preliminary status of these matters, we cannot yet determine the amount or a reasonable range of potential loss. However, we do not believe that any loss is probable.

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
(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the three-month periods ended August 31 (in millions):

	2008	2007
Cash payments for:
Interest (net of capitalized interest)	$29	$60
Income taxes	73	91
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

CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
August 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,121	$191	$261	$—	$1,573
Receivables, less allowances	4	3,327	1,061	(31)	4,361
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	6	624	82	—	712
Deferred income taxes	—	495	33	—	528

Total current assets	1,131	4,637	1,437	(31)	7,174

PROPERTY AND EQUIPMENT, AT COST	23	26,056	2,631	—	28,710
Less accumulated depreciation and amortization	16	13,910	1,251	—	15,177

Net property and equipment	7	12,146	1,380	—	13,533

INTERCOMPANY RECEIVABLE	1,860	—	397	(2,257)	—
GOODWILL	—	2,299	861	—	3,160
INVESTMENT IN SUBSIDIARIES	11,992	2,694	—	(14,686)	—
PENSION ASSETS	1,304	6	—	—	1,310
OTHER ASSETS	197	800	140	(171)	966

	$16,491	$22,582	$4,215	$(17,145)	$26,143

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,000	$—	$1	$—	$1,001
Accrued salaries and employee benefits	25	708	157	—	890
Accounts payable	49	1,596	436	(31)	2,050
Accrued expenses	15	1,343	220	—	1,578

Total current liabilities	1,089	3,647	814	(31)	5,519

LONG-TERM DEBT, LESS CURRENT PORTION	250	756	1	—	1,007
INTERCOMPANY PAYABLE	—	2,257	—	(2,257)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,544	111	(171)	1,484
Other liabilities	293	2,588	112	—	2,993

Total other long-term liabilities	293	4,132	223	(171)	4,477

STOCKHOLDERS’ INVESTMENT	14,859	11,790	3,177	(14,686)	15,140

	$16,491	$22,582	$4,215	$(17,145)	$26,143

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,101	$166	$272	$—	$1,539
Receivables, less allowances	4	3,310	1,083	(38)	4,359
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	10	710	82	—	802
Deferred income taxes	—	512	32	—	544

Total current assets	1,115	4,698	1,469	(38)	7,244

PROPERTY AND EQUIPMENT, AT COST	24	26,658	2,623	—	29,305
Less accumulated depreciation and amortization	16	14,578	1,233	—	15,827

Net property and equipment	8	12,080	1,390	—	13,478

INTERCOMPANY RECEIVABLE	1,902	—	333	(2,235)	—
GOODWILL	—	2,299	866	—	3,165
INVESTMENT IN SUBSIDIARIES	11,683	2,678	—	(14,361)	—
PENSION ASSETS	813	1	13	—	827
OTHER ASSETS	381	744	153	(359)	919

	$15,902	$22,500	$4,224	$(16,993)	$25,633

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$—	$2	$—	$502
Accrued salaries and employee benefits	41	881	196	—	1,118
Accounts payable	11	1,774	448	(38)	2,195
Accrued expenses	23	1,301	229	—	1,553

Total current liabilities	575	3,956	875	(38)	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	749	756	1	—	1,506
INTERCOMPANY PAYABLE	—	2,235	—	(2,235)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,518	105	(359)	1,264
Other liabilities	288	2,549	132	—	2,969

Total other long-term liabilities	288	4,067	237	(359)	4,233

STOCKHOLDERS’ INVESTMENT	14,290	11,486	3,111	(14,361)	14,526

	$15,902	$22,500	$4,224	$(16,993)	$25,633

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$8,246	$1,795	$(71)	$9,970

OPERATING EXPENSES:
Salaries and employee benefits	24	2,931	630	—	3,585
Purchased transportation	—	842	375	(10)	1,207
Rentals and landing fees	1	535	82	(1)	617
Depreciation and amortization	—	421	71	—	492
Fuel	—	1,490	109	—	1,599
Maintenance and repairs	—	497	40	—	537
Intercompany charges, net	(56)	(32)	89	(1)	—
Other	31	1,073	258	(59)	1,303

	—	7,757	1,654	(71)	9,340

OPERATING INCOME	—	489	141	—	630

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	384	77	—	(461)	—
Interest, net	(10)	5	(4)	—	(9)
Intercompany charges, net	14	(24)	10	—	—
Other, net	(4)	(6)	7	—	(3)

INCOME BEFORE INCOME TAXES	384	541	154	(461)	618

Provision for income taxes	—	176	58	—	234

NET INCOME	$384	$365	$96	$(461)	$384

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,646	$1,649	$(96)	$9,199

OPERATING EXPENSES:
Salaries and employee benefits	33	2,856	594	—	3,483
Purchased transportation	—	746	298	(19)	1,025
Rentals and landing fees	1	519	74	(1)	593
Depreciation and amortization	—	399	74	—	473
Fuel	—	896	68	—	964
Maintenance and repairs	—	506	38	—	544
Intercompany charges, net	(53)	(18)	71	—	—
Other	19	1,100	260	(76)	1,303

	—	7,004	1,477	(96)	8,385

OPERATING INCOME	—	642	172	—	814

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	494	74	—	(568)	—
Interest, net	(9)	(13)	(3)	—	(25)
Intercompany charges, net	12	(13)	1	—	—
Other, net	(3)	1	—	—	(2)

INCOME BEFORE INCOME TAXES	494	691	170	(568)	787

Provision for income taxes	—	245	48	—	293

NET INCOME	$494	$446	$122	$(568)	$494

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY OPERATING ACTIVITIES	$82	$560	$56	$—	$698

INVESTING ACTIVITIES
Capital expenditures	—	(571)	(65)	—	(636)
Proceeds from asset dispositions and other	—	10	5	—	15

CASH USED IN INVESTING ACTIVITIES	—	(561)	(60)	—	(621)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(33)	30	3	—	—
Principal payments on debt	—	—	(1)	—	(1)
Proceeds from stock issuances	5	—	—	—	5
Dividends paid	(34)	—	—	—	(34)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(62)	30	2	—	(30)

Effect of exchange rate changes on cash	—	(4)	(9)	—	(13)

Net increase (decrease) in cash and cash equivalents	20	25	(11)	—	34
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$1,121	$191	$261	$—	$1,573

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY OPERATING ACTIVITIES	$123	$636	$42	$—	$801

INVESTING ACTIVITIES
Capital expenditures	—	(708)	(67)	—	(775)
Proceeds from asset dispositions and other	—	2	2	—	4

CASH USED IN INVESTING ACTIVITIES	—	(706)	(65)	—	(771)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(86)	87	(1)	—	—
Principal payments on debt	(505)	(1)	(1)	—	(507)
Proceeds from stock issuances	40	—	—	—	40
Excess tax benefit on the exercise of stock options	9	—	—	—	9
Dividends paid	(31)	—	—	—	(31)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(573)	86	(2)	—	(489)

Effect of exchange rate changes on cash	—	1	1	—	2

Net (decrease) increase in cash and cash equivalents	(450)	17	(24)	—	(457)

Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$762	$141	$209	$—	$1,112

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2008, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 10, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennessee
September 17, 2008

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2008 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing, information technology and customer service support, as well as retail access for customers through FedEx Office and Print Services, Inc. (“FedEx Office”), primarily for the benefit of FedEx Express and FedEx Ground. These companies represent our major service lines and form the core of our reportable segments. See “Reportable Segments” for further discussion.
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2009 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three months ended August 31:

			Percent
	2008	2007	Change
Revenues	$9,970	$9,199	8

Operating income	630	814	(23)

Operating margin	6.3%	8.8%	(250	)bp

Net income	$384	$494	(22)

Diluted earnings per share	$1.23	$1.58	(22)

The following table shows changes in revenues and operating income by reportable segment for the three months ended August 31, 2008 compared to August 31, 2007 (in millions):

	Revenues		Operating Income
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

FedEx Express segment	$530	9	$(174)	(34)
FedEx Ground segment	143	9	6	3
FedEx Freight segment	120	10	(16)	(15)
FedEx Services segment	(12)	(2)	—	—
Other and eliminations	(10)	NM	—	—

	$771	8	$(184)	(23)

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

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Overview
As anticipated, the difficult economic environment that impacted our profitability in the last three quarters of 2008 continued into the first quarter of 2009, causing a significant reduction in our earnings. Our results in the first quarter of 2008 reflect a more favorable economic environment, both in the U.S. and global economies, as demand for our services was significantly stronger and fuel prices were significantly lower a year ago. While fuel prices decreased from their historic highs late in the first quarter of 2009, our cost per gallon of jet fuel increased 77% year-over-year, which significantly increased our fuel surcharge levels and adversely affected demand for our services. One fewer operating day at each of our transportation segments also negatively affected our results.
For the first quarter of 2009, our results were negatively impacted by the continued weak U.S. economy, which reflects ongoing high fuel prices and a significant contraction in consumer spending. In addition, FedEx International Priority® package (“IP”) volumes were flat during the first quarter of 2009 due to a softening in all major regions of the global economy. Cost containment activities, including lower variable incentive compensation, partially mitigated the impact of higher fuel costs and the weak global economy on our results for the first quarter of 2009.
Revenue
Revenue growth for the first quarter of 2009 was primarily attributable to yield increases in FedEx Express U.S. domestic package, IP and domestic freight services. FedEx Ground package and FedEx Freight LTL volume growth also contributed to revenue growth for the first quarter of 2009. Yield increases in all of our transportation segments continue to be driven by higher fuel surcharges, partially offset by competitive pricing pressure across all of our markets. Revenue growth during the first quarter of 2009 was partially offset by reduced U.S. domestic express and freight volumes as a result of the ongoing weak U.S. economy and higher fuel surcharges, which drove U.S. domestic express shipping volumes to pre-1998 levels and led some customers to shift to lower-yielding services.

Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three months ended August 31:

	Percent of Revenue
	2008	2007
Operating expenses:
Salaries and employee benefits	36.0%	37.9%
Purchased transportation	12.1	11.1
Rentals and landing fees	6.2	6.4
Depreciation and amortization	4.9	5.2
Fuel	16.0	10.5
Maintenance and repairs	5.4	5.9
Other	13.1	14.2

Total operating expenses	93.7	91.2

Operating income (margin)	6.3%	8.8%

Operating income and operating margin decreased substantially in the first quarter of 2009, as weak economic conditions drove decreases in U.S. domestic volumes at FedEx Express, restrained volume growth at FedEx Ground and FedEx Freight and contributed to a more competitive pricing environment, which pressured base yields.
Our results were also negatively impacted by the overall effects of significantly higher fuel and purchased transportation costs. Fuel expenses increased 66% during the first quarter of 2009, primarily due to an increase in the average price per gallon of fuel. However, jet fuel usage was down 5% from last year’s first quarter, as we temporarily grounded certain aircraft and reduced flight hours in light of lower business levels. Fuel surcharges were sufficient to offset incremental fuel costs for the first quarter of 2009, based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts by our customers to lower-yielding services.
While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2009 and 2008 in the accompanying discussions of each of our transportation segments.
Purchased transportation costs increased significantly during the first quarter of 2009, primarily due to higher rates paid to FedEx Ground’s contractors and our other third-party transportation providers (including higher fuel supplement costs). Reduced copy revenues and higher operating expenses at FedEx Office, primarily due to new locations opened in 2008, also had a negative impact on our results for the first quarter of 2009. Cost containment activities, including lower variable incentive compensation, partially mitigated the negative impact of these factors. Key cost containment activities during the quarter included reductions in flight and labor hours, fuel consumption and maintenance costs primarily due to lower volumes and temporarily grounded aircraft and freezes in hiring for open positions (excluding operational and sales positions). In addition, we continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees.

Income Taxes
Our effective tax rate was 37.9% for the first quarter of 2009 and 37.2% for the first quarter of 2008. The 2009 tax rate was higher than the 2008 rate primarily due to a favorable tax audit settlement in 2008. We expect the effective tax rate to be between 37.0% and 38.0% for 2009. The actual rate will depend on a number of factors, including the amount and source of operating income.
As of August 31, 2008, there had been no material changes to our liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The U.S. Internal Revenue Service (“IRS”) and certain state tax authorities are currently examining our returns for various years through 2007. It is reasonably possible that the 2004-2006 IRS audit, along with certain state income tax return audits, will be completed during the next 12 months, and could result in a change in our balance of unrecognized tax benefits. The expected net impact of any changes would not be material to our consolidated financial statements.
Outlook
We expect our results throughout the remainder of 2009 to continue to be constrained, as we expect no significant improvement in the U.S. economy in the near term and a continued slowdown in the global economy. While year-over-year comparisons will be somewhat better by the second half of 2009, ongoing weak economic factors and continued high fuel prices are expected to reduce demand for all of our transportation services. However, if fuel prices decline for a sustained period, our outlook for the second half of 2009 may improve.
We will continue to have cost containment initiatives in place across all segments in 2009, including controlling discretionary spending and limiting staffing. Additionally, we continue to rationalize our networks by adjusting routes and equipment types and deferring facility expansions to match current demand levels for our shipping and business services. If the economic downturn becomes even more pronounced, additional actions will be taken to control costs. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.
During the first quarter, we lowered our capital spending forecast for 2009 to $2.6 billion from approximately $3 billion. However, we will continue to balance the need to control spending with the opportunity to make investments with high returns, such as in substantially more fuel-efficient Boeing 757 (“B757”) and Boeing 777 Freighter (“B777F”) aircraft. Moreover, we will continue to invest in critical long-term strategic projects focused on expanding our global networks and broadening our service offerings to position us for stronger growth under improved economic conditions. For additional details on key 2009 capital projects, refer to the Liquidity Outlook section of this MD&A.
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

See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach requires us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $372 million, net of tax) as an adjustment to the opening balance of AOCI. These adjustments increased the amount recorded for our pension assets by $528 million. Our actuarial gains resulted primarily from a 19 basis point increase in the discount rate for our primary pension plan and an increase in plan assets at June 1, 2008.
On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. The adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.

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
FedEx Office (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
FedEx Global Supply Chain Services (logistics services)
FEDEX SERVICES SEGMENT
The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support; FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground U.S. customers; FedEx Global Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office, which provides retail access to our customers for our package transportation businesses and an array of document and business services.
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
FedEx Services segment revenues, which reflect the operations of FedEx Office and FedEx Global Supply Chain Services, decreased during the first quarter of 2009. Revenue generated from new FedEx Office locations added in 2008 and the first quarter of 2009 did not offset declines in copy revenues and higher operating costs. Therefore, the allocated net operating costs of FedEx Office increased during the first quarter of 2009 despite ongoing cost management efforts.
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
FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2008	2007	Change
Revenues:
Package:
U.S. overnight box	$1,711	$1,615	6
U.S. overnight envelope	525	512	3
U.S. deferred	762	711	7

Total U.S. domestic package revenue	2,998	2,838	6

International Priority (IP)	2,044	1,820	12
International domestic (1)	170	156	9

Total package revenue	5,212	4,814	8
Freight:
U.S.	598	593	1
International priority freight	340	292	16
International airfreight	131	94	39

Total freight revenue	1,069	979	9
Other (2)	138	96	44

Total revenues	6,419	5,889	9
Operating expenses:
Salaries and employee benefits	2,129	2,060	3
Purchased transportation	336	280	20
Rentals and landing fees	417	411	1
Depreciation and amortization	239	230	4
Fuel	1,319	800	65
Maintenance and repairs	394	402	(2)
Intercompany charges	533	515	3
Other	707	672	5

Total operating expenses	6,074	5,370	13

Operating income	$345	$519	(34)

Operating margin	5.4%	8.8%	(340	)bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China and India.

(2)	Other revenues includes FedEx Trade Networks.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2008	2007	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,103	1,139	(3)
U.S. overnight envelope	629	699	(10)
U.S. deferred	828	863	(4)

Total U.S. domestic ADV	2,560	2,701	(5)

IP	495	496	—
International domestic (2)	307	279	10

Total ADV	3,362	3,476	(3)

Revenue per package (yield):
U.S. overnight box	$24.24	$21.83	11
U.S. overnight envelope	13.04	11.26	16
U.S. deferred	14.38	12.67	13
U.S. domestic composite	18.30	16.17	13
IP	64.54	56.42	14
International domestic (2)	8.63	8.59	—
Composite package yield	24.23	21.31	14

Freight Statistics (1)
Average daily freight pounds:
U.S.	7,296	8,843	(17)
International priority freight	2,312	2,025	14
International airfreight	1,866	1,752	7

Total average daily freight pounds	11,474	12,620	(9)

Revenue per pound (yield):
U.S.	$1.28	$1.03	24
International priority freight	2.30	2.22	4
International airfreight	1.10	0.83	33
Composite freight yield	1.46	1.19	23

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China and India.
FedEx Express Segment Revenues
FedEx Express segment revenues increased 9% in the first quarter of 2009, primarily due to yield improvement driven by increases in fuel surcharges. Yield improvements during the first quarter of 2009 were partially offset by decreased volumes in U.S. domestic package and freight services, as the weak U.S. economy and persistently higher fuel prices and the related impact on our fuel surcharges have reduced demand for these services, pressured base yields and driven a change in the mix of our services. In addition, the impact of one fewer operating day partially offset the revenue increase during the first quarter of 2009.
The increase in composite package yield in the first quarter of 2009 reflects substantially higher fuel surcharges in U.S. domestic and IP services. IP yield improvement in the first quarter of 2009 was also impacted by favorable exchange rates. Composite freight yield increased in the first quarter of 2009 due to higher fuel surcharges and a 14% increase in pounds in our higher-yielding international priority freight service.
IP volumes were flat during the first quarter of 2009 due to a softening in all major regions of the global economy. Additionally, the ongoing weak U.S. economy drove U.S. domestic express shipping volumes to pre-1998 levels.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2008	2007

U.S. Domestic and Outbound Fuel Surcharge:
Low	28.00%	13.50%
High	34.50	14.00
Weighted-average	31.67	13.67

International Fuel Surcharges:
Low	18.00	12.00
High	34.50	15.50
Weighted-average	25.26	14.00
On September 18, 2008, we announced a 6.9% average list price increase effective January 5, 2009 on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%.
FedEx Express Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three-month periods ended August 31:

	Percent of Revenue
	2008	2007
Operating expenses:
Salaries and employee benefits	33.2%	35.0%
Purchased transportation	5.2	4.8
Rentals and landing fees	6.5	7.0
Depreciation and amortization	3.7	3.9
Fuel	20.6	13.6
Maintenance and repairs	6.1	6.8
Intercompany charges	8.3	8.7
Other	11.0	11.4

Total operating expenses	94.6	91.2

Operating income (margin)	5.4%	8.8%

FedEx Express segment operating results for the first quarter of 2009 were negatively impacted by the continued weak U.S. economy and higher fuel prices, which limited demand for our U.S. domestic express package services, and a softening global economy. Cost containment activities, including lower variable incentive compensation, partially mitigated the negative impact of these factors on our operating results for the first quarter of 2009. Other key cost containment activities during the quarter included reductions in flight and labor hours, fuel consumption and maintenance costs primarily due to lower volumes and temporarily grounded aircraft, and freezes in hiring for open positions (excluding operational and sales positions). In addition, we continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees.
Fuel costs increased 65% in the first quarter of 2009 due to an increase in the average price per gallon of fuel. Fuel surcharges were sufficient to offset incremental fuel costs, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Purchased transportation costs increased 20% in the first quarter of 2009 primarily due to higher utilization of third-party transportation providers (primarily in international locations).

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2008	2007	Change
Revenues	$1,761	$1,618	9
Operating expenses:
Salaries and employee benefits	267	260	3
Purchased transportation	699	620	13
Rentals	51	43	19
Depreciation and amortization	80	73	10
Fuel	74	34	118
Maintenance and repairs	37	34	9
Intercompany charges	178	159	12
Other	179	205	(13)

Total operating expenses	1,565	1,428	10

Operating income	$196	$190	3

Operating margin	11.1%	11.7%	(60	)bp

Average daily package volume:
FedEx Ground	3,339	3,211	4
FedEx SmartPost	584	535	9

Revenue per package (yield):
FedEx Ground	$7.86	$7.41	6
FedEx SmartPost	$2.14	$2.01	6
FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 9% during the first quarter of 2009 due to yield and volume growth, partially offset by one fewer operating day. Yield improvement during the first quarter of 2009 was primarily due to higher fuel surcharges, higher base rates (partially offset by customer discounting) and higher extra service revenue (primarily through our residential and declared value surcharges). Average daily volumes at FedEx Ground increased 4% during the first quarter of 2009 due to the continued growth of our FedEx Home Delivery service and increased commercial business resulting from market share gains.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three-month periods ended August 31:

	2008	2007

Low	8.50%	4.50%
High	10.25	4.50
Weighted-average	9.43	4.50

FedEx Ground Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three-month periods ended August 31:

	Percent of Revenue
	2008	2007
Operating expenses:
Salaries and employee benefits	15.2%	16.1%
Purchased transportation	39.7	38.3
Rentals	2.9	2.7
Depreciation and amortization	4.5	4.5
Fuel	4.2	2.1
Maintenance and repairs	2.1	2.1
Intercompany charges	10.1	9.8
Other	10.2	12.7

Total operating expenses	88.9	88.3

Operating income (margin)	11.1%	11.7%

FedEx Ground segment operating income was modestly higher for the first quarter of 2009, as revenue growth and lower other operating expenses offset higher fuel prices and a competitive pricing environment.
Fuel costs increased 118% during the first quarter of 2009 primarily due to a significant increase in the average price per gallon of fuel. However, fuel surcharges substantially mitigated the impact of fuel costs on our year-over-year operating results for the first quarter of 2009, due to the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust. Rent expense increased 19% in the first quarter of 2009 primarily due to higher spending on facilities associated with our multi-year capacity expansion plan. Purchased transportation costs increased 13% in the first quarter of 2009 as a result of higher rates paid to our independent contractors and increased fuel supplement costs. Intercompany charges increased 12% in the first quarter of 2009 primarily due to increased net operating costs at FedEx Office and higher allocated customer service and information technology costs. Other operating expenses decreased 13% primarily due to lower legal costs, including settlements, in the first quarter of 2009, as well as lower self-insurance costs. Depreciation expense increased 10% in the first quarter of 2009 primarily due to higher spending on material-handling equipment associated with our multi-year capacity expansion plan and trailer purchases associated with our fleet upgrade.
Independent Contractor Matters
FedEx Ground faces increased regulatory and legal uncertainty with respect to its independent contractors. As part of its operations, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. During the second quarter of 2008, FedEx Ground announced an on-going nationwide program, which provides greater incentives to certain of its contractors who choose to grow their businesses by adding routes. As of August 31, 2008, nearly 60% of all service areas nationwide are supported by multiple-route contractors.
FedEx Ground is involved in numerous purported or certified class-action lawsuits, state tax and other administrative proceedings and Internal Revenue Service audits that claim the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent
	2008	2007	Change
Revenues	$1,353	$1,233	10
Operating expenses:
Salaries and employee benefits	614	595	3
Purchased transportation	180	130	38
Rentals and landing fees	33	28	18
Depreciation and amortization	54	57	(5)
Fuel	206	130	58
Maintenance and repairs	43	47	(9)
Intercompany charges	22	21	5
Other	112	120	(7)

Total operating expenses	1,264	1,128	12

Operating income	$89	$105	(15)

Operating margin	6.6%	8.5%	(190	)bp

Average daily LTL shipments (in thousands)	82.7	79.3	4
Weight per LTL shipment (lbs)	1,140	1,131	1
LTL yield (revenue per hundredweight)	$20.44	$19.39	5
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 10% during the first quarter of 2009 due to higher LTL yield and shipment growth, partially offset by one fewer operating day. LTL yield increased 5% during the first quarter of 2009 primarily due to higher fuel surcharges despite the 25% rate reduction described below. However, base yields declined during the quarter due to a competitive pricing environment. During the first quarter of 2009, average daily LTL shipments increased 4% resulting from market share gains, despite the weak U.S. economy and a competitive pricing environment.
In July 2007, FedEx Freight reduced its standard regional LTL fuel surcharge by 25% and FedEx National LTL reduced its standard LTL fuel surcharge to levels commensurate with FedEx Freight. The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2008	2007

Low	20.80%	14.50%
High	23.90	19.70
Weighted-average	22.90	17.10

FedEx Freight Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three-month periods ended August 31:

	Percent of Revenue
	2008	2007
Operating expenses:
Salaries and employee benefits	45.4%	48.3%
Purchased transportation	13.3	10.6
Rentals and landing fees	2.4	2.3
Depreciation and amortization	4.0	4.6
Fuel	15.2	10.5
Maintenance and repairs	3.2	3.8
Intercompany charges	1.6	1.7
Other	8.3	9.7

Total operating expenses	93.4	91.5

Operating income (margin)	6.6%	8.5%

FedEx Freight segment operating income and operating margin decreased in the first quarter of 2009 due to the competitive pricing environment, the fuel surcharge rate reduction described above and higher purchased transportation costs. Lower variable incentive compensation and other continued cost containment activities partially offset the negative impact of these factors on operating income in the first quarter of 2009.
Fuel costs increased 58% during the first quarter of 2009 due to an increase in the average price per gallon of diesel fuel, which also increased rates paid to our third-party transportation providers. Fuel surcharges offset the impact of incremental fuel costs for the first quarter of 2009, based on a static analysis of the year-over-year changes in fuel costs compared to changes in fuel surcharges. However, this analysis does not consider several other negative effects that the significantly higher fuel costs and related surcharge levels have on our business, including increased rates paid to our third-party transportation providers and reduced demand in response to higher fuel surcharges. Purchased transportation costs increased 38% in the first quarter of 2009 primarily due to higher rates paid to and greater utilization of third-party providers. Rentals and landing fees increased 18% in the first quarter of 2009 primarily due to service center expansions.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.573 billion at August 31, 2008, compared to $1.539 billion at May 31, 2008. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2008	2007

Operating activities:
Net income	$384	$494
Noncash charges and credits	595	567
Changes in operating assets and liabilities	(281)	(260)

Cash provided by operating activities	698	801

Investing activities:
Capital expenditures and other investing activities	(621)	(771)

Cash used in investing activities	(621)	(771)

Financing activities:
Principal payments on debt	(1)	(507)
Dividends paid	(34)	(31)
Proceeds from stock issuances	5	40
Other	—	9

Cash used in financing activities	(30)	(489)

Effect of exchange rate changes on cash	(13)	2

Net increase (decrease) in cash and cash equivalents	$34	$(457)

Cash Provided by Operating Activities. Cash flows from operating activities decreased $103 million in the first quarter of 2009 primarily due to decreased earnings, primarily resulting from higher fuel and purchased transportation costs. We made no contributions to our qualified U.S. domestic pension plans during the first quarter of 2009 and $110 million of such contributions during the first quarter of 2008. However, on September 2, 2008, we made tax-deductible voluntary contributions of $483 million to these plans. We do not expect to make further contributions to our qualified U.S. domestic pension plans for the remainder of 2009.
Cash Used for Investing Activities. Capital expenditures during the first quarter of 2009 were 18% lower largely due to decreased spending at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2009 and 2008.
Debt Financing Activities. We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of unsecured debt securities and common stock.
A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at August 31, 2008. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of August 31, 2008, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid $34 million of dividends in the first quarter of 2009 and $31 million in the first quarter of 2008. On June 2, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend was paid on July 1, 2008 to stockholders of record as of the close of business on June 13, 2008. On August 15, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend is payable on October 1, 2008, to stockholders of record as of the close of business on September 10, 2008. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

CAPITAL RESOURCES
Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.
The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2008	2007	Change	Change
Aircraft and related equipment	$240	$296	$(56)	(19)
Facilities and sort equipment	153	158	(5)	(3)
Information and technology investments	67	90	(23)	(26)
Vehicles	133	164	(31)	(19)
Other equipment	43	67	(24)	(36)

Total capital expenditures	$636	$775	$(139)	(18)

FedEx Express segment	$333	$457	$(124)	(27)
FedEx Ground segment	134	132	2	2
FedEx Freight segment	100	74	26	35
FedEx Services segment	69	112	(43)	(38)

Total capital expenditures	$636	$775	$(139)	(18)

Capital expenditures during the first quarter of 2009 were lower than the prior-year period primarily due to the purchase of three A300 aircraft by FedEx Express in the first quarter of 2008. Additionally, capital expenditures decreased at FedEx Services due to the postponement of several information technology projects and fewer FedEx Office location openings in 2009. This decrease was partially offset by increased spending at FedEx Freight for revenue equipment and at FedEx Ground for facilities and sort equipment associated with its comprehensive network expansion plan.
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
Our capital expenditures are expected to be approximately $2.6 billion in 2009 and will include spending for aircraft and related equipment at FedEx Express, facility expansion at FedEx Ground and revenue equipment at FedEx Freight. We also continue to invest in productivity-enhancing technologies. Aircraft-related capital outlays include the B757s, the first of which entered revenue service in 2009 and which are 47% more fuel-efficient per unit than the aircraft type they are replacing, and the new B777Fs, the first of which enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. However, we may continue to temporarily ground certain aircraft due to excess capacity in the current economic environment.

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
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of August 31, 2008. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2008. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
	2009 (1)	2010	2011	2012	2013	Thereafter	Total

Operating activities:
Operating leases	$1,401	$1,685	$1,510	$1,359	$1,235	$8,432	$15,622
Non-capital purchase obligations and other	306	133	69	58	33	133	732
Interest on long-term debt	76	79	66	47	20	1,534	1,822

Investing activities:
Aircraft and aircraft-related capital commitments	881	1,042	745	82	—	—	2,750
Other capital purchase obligations	86	4	—	—	—	—	90

Financing activities:
Debt	500	500	250	—	300	239	1,789
Capital lease obligations	10	97	8	8	119	17	259

Total	$3,260	$3,540	$2,648	$1,554	$1,707	$10,355	$23,064

(1)	Cash obligations for the remainder of 2009.
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

We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and non-qualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within twelve months, which are included in current liabilities.
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2008.
The amounts included for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. See Note 8 of the accompanying unaudited condensed consolidated financial statements for more information.
Included in the preceding table within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability for uncertain tax positions under FIN 48. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($82 million) is excluded from the preceding table.
Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. See Note 8 of the accompanying unaudited condensed consolidated financial statements for more information.
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2009, we have scheduled debt payments of $510 million, which includes $500 million of principal payments on our 3.5% unsecured notes maturing in April 2009 and payments on capital leases. Capital lease obligations represent principal and interest payments.
Additional information on amounts included within the operating, investing and financing activities captions in the table above can be found in our Annual Report.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” and “Contractual Cash Obligations,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, trade, labor (such as card check legislation), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, patent litigation, and any other legal proceedings;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 31, 2008, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Our exposure to foreign currency fluctuations is more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2009, the U.S. dollar has strengthened relative to the currencies of the foreign countries in which we operate; however, this strengthening did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our fuel surcharges. However, our fuel surcharges for FedEx Express and FedEx Ground have a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 3% for FedEx Ground before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 9 of the accompanying condensed consolidated financial statements.
In July 2008, we received a formal request for certain information in connection with an ongoing investigation by the Japan Fair Trade Commission into possible anti-competitive behavior in the international freight forwarding industry. This investigation is separate from the ongoing investigations by the Antitrust Division of the U.S. Department of Justice, the Australian Competition and Consumer Commission and the Korea Fair Trade Commission that were disclosed in our Annual Report. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
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

FEDEX CORPORATION
Date: September 19, 2008	/s/ JOHN L. MERINO
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