Form 10-Q
period 2008-11-30
FEDEX CORP
filed 2008-12-19
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 15, 2008
Common Stock, par value $0.10 per share	311,291,988

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2008 and May 31, 2008	3-4

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	24

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 4. Controls and Procedures	48

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	49

ITEM 1A. Risk Factors	49

ITEM 4. Submission of Matters to a Vote of Security Holders	49

ITEM 6. Exhibits	49

Signature	50

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2008	May 31,
	(Unaudited)	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,542	$1,539
Receivables, less allowances of $158 and $158	4,103	4,359
Spare parts, supplies and fuel, less allowances of $168 and $163	405	435
Deferred income taxes	518	544
Prepaid expenses and other	266	367

Total current assets	6,834	7,244

PROPERTY AND EQUIPMENT, AT COST	29,007	29,305
Less accumulated depreciation and amortization	15,397	15,827

Net property and equipment	13,610	13,478

OTHER LONG-TERM ASSETS
Goodwill	3,121	3,165
Pension assets	1,748	827
Intangible and other assets	1,071	919

Total other long-term assets	5,940	4,911

	$26,384	$25,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2008	May 31,
	(Unaudited)	2008
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,089	$502
Accrued salaries and employee benefits	920	1,118
Accounts payable	1,878	2,195
Accrued expenses	1,636	1,553

Total current liabilities	5,523	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	918	1,506

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,511	1,264
Pension, postretirement healthcare and other benefit obligations	991	989
Self-insurance accruals	825	804
Deferred lease obligations	660	671
Deferred gains, principally related to aircraft transactions	302	315
Other liabilities	173	190

Total other long-term liabilities	4,462	4,233

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 311 million shares issued as of November 30, 2008 and May 31, 2008	31	31
Additional paid-in capital	1,979	1,922
Retained earnings	13,733	13,002
Accumulated other comprehensive loss	(258)	(425)
Treasury stock, at cost	(4)	(4)

Total common stockholders’ investment	15,481	14,526

	$26,384	$25,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

REVENUES	$9,538	$9,451	$19,508	$18,650

OPERATING EXPENSES:
Salaries and employee benefits	3,503	3,510	7,088	6,993
Purchased transportation	1,181	1,178	2,459	2,235
Rentals and landing fees	612	611	1,229	1,204
Depreciation and amortization	491	482	983	955
Fuel	1,106	1,018	2,634	1,950
Maintenance and repairs	521	519	1,058	1,063
Other	1,340	1,350	2,643	2,653

	8,754	8,668	18,094	17,053

OPERATING INCOME	784	783	1,414	1,597

OTHER INCOME (EXPENSE):
Interest, net	(10)	(15)	(19)	(40)
Other, net	—	—	(3)	(2)

	(10)	(15)	(22)	(42)

INCOME BEFORE INCOME TAXES	774	768	1,392	1,555

PROVISION FOR INCOME TAXES	281	289	515	582

NET INCOME	$493	$479	$877	$973

EARNINGS PER COMMON SHARE:
Basic	$1.59	$1.55	$2.82	$3.15

Diluted	$1.58	$1.54	$2.81	$3.12

DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.10	$0.33	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2008	2007

Operating Activities:
Net income	$877	$973
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	983	955
Provision for uncollectible accounts	82	62
Stock-based compensation	56	54
Deferred income taxes and other noncash items	75	30
Changes in assets and liabilities:
Receivables	(1)	(379)
Other assets	109	(76)
Accounts payable and other liabilities	(318)	(314)
Other, net	(408)	(41)

Cash provided by operating activities	1,455	1,264

Investing Activities:
Capital expenditures	(1,387)	(1,522)
Proceeds from asset dispositions and other	30	20

Cash used in investing activities	(1,357)	(1,502)

Financing Activities:
Principal payments on debt	(1)	(515)
Proceeds from stock issuances	8	50
Excess tax benefit on the exercise of stock options	1	12
Dividends paid	(68)	(62)

Cash used in financing activities	(60)	(515)

Effect of exchange rate changes on cash	(35)	14
Net increase (decrease) in cash and cash equivalents	3	(739)
Cash and cash equivalents at beginning of period	1,539	1,569

Cash and cash equivalents at end of period	$1,542	$830

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2008 and the results of our operations for the three- and six-month periods ended November 30, 2008 and 2007 and our cash flows for the six-month periods ended November 30, 2008 and 2007. Operating results for the three- and six-month periods ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2009 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. For example, at FedEx Ground certain fuel supplement costs to our independent contractors were reclassified from fuel expense to purchased transportation to conform to the current period presentation.
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. While our profitability and stock price have been negatively impacted in the first half of 2009, we do not believe that these factors indicate that the fair value of our reporting units has more likely than not fallen below their carrying values as of November 30, 2008, and require an acceleration of our impairment tests. However, should conditions deteriorate further from current expectations, an acceleration of our impairment tests may be required.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $372 million, net of tax) as an adjustment to the opening balance of AOCI. These adjustments increased the amount recorded for our pension assets by $528 million. Our actuarial gains resulted primarily from a 19 basis point increase in the discount rate for our primary pension plan and an increase in plan assets at June 1, 2008.

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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
DIVIDENDS DECLARED PER COMMON SHARE. On November 21, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on January 2, 2009 to stockholders of record as of the close of business on December 12, 2008. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
Our total stock-based compensation expense for the periods ended November 30 was as follows (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Stock-based compensation expense	$23	$25	$56	$54

The following table summarizes the stock option shares granted and corresponding weighted-average Black-Scholes value for the six-month periods ended November 30:

	2008	2007
Stock options granted	1,941,216	2,645,710
Weighted-average Black-Scholes value	$24.74	$30.45
The stock options granted during the six-month period ended November 30, 2008 were primarily in connection with our principal annual stock option grant.
See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the Black-Scholes valuation model. The following table presents the key weighted-average assumptions used in the valuation calculations for the options granted during the six-month periods ended November 30:

	2008	2007

Expected lives	5.5 years	5 years
Expected volatility	23%	19%
Risk-free interest rate	3.54%	4.90%
Dividend yield	0.454%	0.329%

(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2008	2007

Net income	$493	$479
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $24 in 2008 and deferred taxes of $9 in 2007	(132)	47
Amortization of unrealized pension actuarial gains/losses, net of deferred tax benefit of $7 in 2008 and deferred taxes of $5 in 2007	(11)	9

Comprehensive income	$350	$535

	Six Months Ended
	2008	2007

Net income	$877	$973
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $35 in 2008 and deferred taxes of $9 in 2007	(179)	63
Amortization of unrealized pension actuarial gains/losses, net of deferred tax benefit of $13 in 2008 and deferred taxes of $12 in 2007	(22)	22

Comprehensive income	$676	$1,058

(4) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of unsecured debt securities and common stock.
From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At November 30, 2008, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.

(5) Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Net income	$493	$479	$877	$973

Weighted-average shares of common stock outstanding	311	309	311	309
Incremental effect of shares from exercise of stock options and vesting of restricted stock	1	3	2	3

Weighted-average common and common equivalent shares outstanding	312	312	313	312

Basic earnings per common share	$1.59	$1.55	$2.82	$3.15

Diluted earnings per common share	$1.58	$1.54	$2.81	$3.12

Antidilutive options excluded from diluted earnings per common share calculation	11.5	4.4	10.5	4.3

(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
U.S. domestic and international pension plans	$45	$78	$89	$163
U.S. domestic and international defined contribution plans	75	34	159	72
Postretirement healthcare plans	15	15	29	31

	$135	$127	$277	$266

The reduction in pension plan costs for the three- and six-month periods ended November 30, 2008 was due to lower pension expense attributable to a significantly higher discount rate used to determine our 2009 expense. The increase in defined contribution plan costs for the three-month and six-month periods ended November 30, 2008 was due to plan design changes that, among other things, increased company matching contributions. These changes are described in our Annual Report.

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 was as follows (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Pension Plans:
Service cost	$126	$130	$251	$259
Interest cost	201	180	401	360
Expected return on plan assets	(266)	(247)	(531)	(493)
Amortization of prior service cost and other	(16)	15	(32)	37

	$45	$78	$89	$163

Postretirement Healthcare Plans:
Service cost	$7	$8	$15	$17
Interest cost	9	7	17	15
Amortization of prior service cost and other	(1)	—	(3)	(1)

	$15	$15	$29	$31

We made tax deductible voluntary contributions to our qualified U.S. domestic pension plans of $483 million during the first six months of 2009 and $479 million during the first six months of 2008. We do not expect to make any additional significant contributions for the remainder of 2009.
While our U.S. domestic pension plans have ample funds to meet benefit payments and no contributions are legally required, current market conditions have negatively impacted asset values and could significantly impact funding requirements in 2010. Any such requirements will depend upon the funded status of the U.S. domestic plans on May 31, 2009 and the outcome of any funding relief legislation. In any event, a substantial year-over-year increase in our pension expense in 2010 is likely based on current conditions.
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

Management evaluates segment financial performance based on operating income. The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Revenues
FedEx Express segment	$6,098	$6,037	$12,517	$11,926
FedEx Ground segment	1,789	1,698	3,550	3,316
FedEx Freight segment	1,200	1,236	2,553	2,469
FedEx Services segment	528	550	1,041	1,075
Other and eliminations	(77)	(70)	(153)	(136)

	$9,538	$9,451	$19,508	$18,650

Operating Income (1)
FedEx Express segment	$540	$531	$885	$1,050
FedEx Ground segment	212	173	408	363
FedEx Freight segment	32	79	121	184

	$784	$783	$1,414	$1,597

(1)	The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.
(8) Commitments
As of November 30, 2008, our purchase commitments under various contracts for the remainder of 2009 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft (1)	Related (2)	Other (3)	Total

2009 (remainder)	$554	$124	$231	$909
2010	922	182	175	1,279
2011	743	27	106	876
2012	93	—	92	185
2013	—	—	44	44
Thereafter	—	—	134	134

(1)	In December 2008, we reached an agreement with Boeing to defer the delivery of the B777F aircraft by up to 17 months. The revised payment schedule is not reflected in the table above, but will result in the deferral of approximately $275 million of commitments from 2009 to future periods.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, and advertising and promotions contracts.
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

Deposits and progress payments of $471 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2008, with the year of expected delivery:

	A300	B757	B777F(1)	MD11	Total

2009 (remainder)	1	11	—	1	13
2010	—	7	4	1	12
2011	—	6	10	—	16
2012	—	3	1	—	4
2013	—	—	—	—	—

Total	1	27	15	2	45

(1)	In December 2008, we reached an agreement with Boeing to defer the delivery of the B777F aircraft by up to 17 months. The revised delivery terms are not reflected in the table above and will result in the delivery of four B777Fs in 2010, four in 2011, five in 2012 and two in 2013.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2008 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2009 (remainder)	$6	$396	$644	$1,040
2010	97	547	1,167	1,714
2011	8	526	1,015	1,541
2012	8	504	883	1,387
2013	119	499	760	1,259
Thereafter	18	2,931	5,468	8,399

Total	256	$5,403	$9,937	$15,340

Less amount representing interest	37

Present value of net minimum lease payments	$219

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
We have agreed to settle two of these wage-and-hour lawsuits against FedEx Ground for an immaterial amount and executed a settlement agreement, which awaits court approval.
In February 2008, another one of these wage-and-hour cases, Wiegele v. FedEx Ground, was certified as a class action by a California federal court, and in April 2008, the U.S. Court of Appeals for the Ninth Circuit denied our petition to review the class certification ruling. The class certification ruling, however, does not address whether we will ultimately be held liable. The plaintiffs in Wiegele represent a class of FedEx Ground sort managers and dock service managers in California from May 10, 2002 to present. The plaintiffs allege that FedEx Ground has misclassified the managers as exempt from the overtime requirements of California wage-and-hour laws and is correspondingly liable for failing to pay them overtime compensation and for failing to provide them with rest and meal breaks.

In September 2008, in another one of these wage-and-hour cases, Tidd v. Adecco USA, Kelly Services and FedEx Ground, a Massachusetts federal court conditionally certified a class limited to individuals who were employed by two temporary employment agencies and who worked as temporary pick-up-and-delivery drivers for FedEx Ground in the New England region within the past three years. Potential claimants must voluntarily “opt in” to the lawsuit in order to be considered part of the class, and the conditional class certification ruling does not address whether we will ultimately be held liable. In addition, in the same opinion, the court granted summary judgment in favor of the defendants with respect to the plaintiffs’ claims for unpaid overtime wages. Accordingly, the conditionally certified class of plaintiffs is now limited to a claim of failure to pay regular wages due under the federal Fair Labor Standards Act and related claims under Massachusetts and Vermont law.
We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits, and given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Independent Contractor — Estrada and Mason. Estrada v. FedEx Ground is a class action involving FedEx Ground single-route contractors in California. In August 2007, the California appellate court affirmed the trial court’s ruling in Estrada that a limited number of California single-route contractors (most of whom have not contracted with FedEx Ground since 2001) should be reimbursed as employees for some of their operating expenses. The Supreme Court of California affirmed the appellate court’s liability and class certification decisions. The case was remanded to the trial court for reconsideration of the amount of such reimbursable expenses and attorneys’ fees. Forty of the class members from the Estrada litigation filed another lawsuit (entitled Mason) seeking reimbursement of expenses for the post-Estrada period (January 1, 2005 to present). The forty plaintiffs continued to provide pickup-and-delivery services to FedEx Ground after the damages period terminated in Estrada (December 31, 2004). In December 2008, we agreed to settle the Estrada and Mason matters for an immaterial amount. We are awaiting court approval of the Estrada settlement and the dismissal of both cases.
Independent Contractor — Other Lawsuits and State Administrative Proceedings. FedEx Ground is involved in approximately 60 other class-action lawsuits (including 21 that have been certified as class actions), several individual lawsuits and approximately 40 state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
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
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. The Anfinson case was scheduled for trial in October 2008, but that trial was postponed and a new trial date has not been set. The other contractor-model lawsuits that are not part of the multidistrict litigation are not as far along procedurally as Anfinson.

FedEx Ground is also involved in several lawsuits, including three purported class actions, brought by drivers of the company’s independent contractors who claim that they were jointly employed by the contractor and FedEx Ground. With respect to one of these three purported class actions, in November 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed a California district court’s summary judgment in favor of FedEx Ground.
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
Independent Contractor — IRS Audit. In October 2008, the Internal Revenue Service (“IRS”) withdrew its tentative assessment of tax and penalties for the 2002 calendar year ($319 million plus interest) against FedEx Ground relating to the classification of FedEx Ground’s owner-operators for federal employment tax purposes. The IRS is continuing its employment tax audit of FedEx Ground for the 2002 calendar year. We are engaged in discussions with the IRS audit team regarding this matter. We continue to believe that FedEx Ground’s owner-operators are independent contractors and that no loss is probable in this matter.
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

(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the six-month periods ended November 30 (in millions):

	2008	2007
Cash payments for:
Interest (net of capitalized interest)	$36	$70
Income taxes	315	567
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
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
November 30, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,134	$164	$244	$—	$1,542
Receivables, less allowances	1	3,176	969	(43)	4,103
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	2	599	70	—	671
Deferred income taxes	—	485	33	—	518

Total current assets	1,137	4,424	1,316	(43)	6,834

PROPERTY AND EQUIPMENT, AT COST	23	26,382	2,602	—	29,007
Less accumulated depreciation and amortization	16	14,129	1,252	—	15,397

Net property and equipment	7	12,253	1,350	—	13,610

INTERCOMPANY RECEIVABLE	1,402	—	499	(1,901)	—
GOODWILL	—	2,296	825	—	3,121
INVESTMENT IN SUBSIDIARIES	12,349	2,601	—	(14,950)	—
PENSION ASSETS	1,718	30	—	—	1,748
OTHER ASSETS	200	928	121	(178)	1,071

	$16,813	$22,532	$4,111	$(17,072)	$26,384

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,000	$88	$1	$—	$1,089
Accrued salaries and employee benefits	22	733	165	—	920
Accounts payable	47	1,512	362	(43)	1,878
Accrued expenses	23	1,387	226	—	1,636

Total current liabilities	1,092	3,720	754	(43)	5,523

LONG-TERM DEBT, LESS CURRENT PORTION	250	668	—	—	918
INTERCOMPANY PAYABLE	—	1,901	—	(1,901)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,580	109	(178)	1,511
Other liabilities	290	2,545	116	—	2,951

Total other long-term liabilities	290	4,125	225	(178)	4,462

STOCKHOLDERS’ INVESTMENT	15,181	12,118	3,132	(14,950)	15,481

	$16,813	$22,532	$4,111	$(17,072)	$26,384

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,101	$166	$272	$—	$1,539
Receivables, less allowances	4	3,310	1,083	(38)	4,359
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	10	710	82	—	802
Deferred income taxes	—	512	32	—	544

Total current assets	1,115	4,698	1,469	(38)	7,244

PROPERTY AND EQUIPMENT, AT COST	24	26,658	2,623	—	29,305
Less accumulated depreciation and amortization	16	14,578	1,233	—	15,827

Net property and equipment	8	12,080	1,390	—	13,478

INTERCOMPANY RECEIVABLE	1,902	—	333	(2,235)	—
GOODWILL	—	2,299	866	—	3,165
INVESTMENT IN SUBSIDIARIES	11,683	2,678	—	(14,361)	—
PENSION ASSETS	813	1	13	—	827
OTHER ASSETS	381	744	153	(359)	919

	$15,902	$22,500	$4,224	$(16,993)	$25,633

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$—	$2	$—	$502
Accrued salaries and employee benefits	41	881	196	—	1,118
Accounts payable	11	1,774	448	(38)	2,195
Accrued expenses	23	1,301	229	—	1,553

Total current liabilities	575	3,956	875	(38)	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	749	756	1	—	1,506
INTERCOMPANY PAYABLE	—	2,235	—	(2,235)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,518	105	(359)	1,264
Other liabilities	288	2,549	132	—	2,969

Total other long-term liabilities	288	4,067	237	(359)	4,233

STOCKHOLDERS’ INVESTMENT	14,290	11,486	3,111	(14,361)	14,526

	$15,902	$22,500	$4,224	$(16,993)	$25,633

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,925	$1,690	$(77)	$9,538

OPERATING EXPENSES:
Salaries and employee benefits	20	2,880	603	—	3,503
Purchased transportation	—	858	334	(11)	1,181
Rentals and landing fees	1	534	77	—	612
Depreciation and amortization	1	421	69	—	491
Fuel	—	1,027	79	—	1,106
Maintenance and repairs	—	482	39	—	521
Intercompany charges, net	(49)	(23)	72	—	—
Other	27	1,077	302	(66)	1,340

	—	7,256	1,575	(77)	8,754

OPERATING INCOME	—	669	115	—	784

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	493	68	—	(561)	—
Interest, net	(12)	5	(3)	—	(10)
Intercompany charges, net	22	(28)	6	—	—
Other, net	(10)	(2)	12	—	—

INCOME BEFORE INCOME TAXES	493	712	130	(561)	774

Provision for income taxes	—	243	38	—	281

NET INCOME	$493	$469	$92	$(561)	$493

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,788	$1,773	$(110)	$9,451

OPERATING EXPENSES:
Salaries and employee benefits	24	2,870	616	—	3,510
Purchased transportation	—	862	338	(22)	1,178
Rentals and landing fees	1	532	78	—	611
Depreciation and amortization	1	409	72	—	482
Fuel	—	943	75	—	1,018
Maintenance and repairs	—	478	41	—	519
Intercompany charges, net	(53)	(57)	110	—	—
Other	27	1,131	280	(88)	1,350

	—	7,168	1,610	(110)	8,668

OPERATING INCOME	—	620	163	—	783

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	479	72	—	(551)	—
Interest, net	(12)	1	(4)	—	(15)
Intercompany charges, net	14	(18)	4	—	—
Other, net	(2)	1	1	—	—

INCOME BEFORE INCOME TAXES	479	676	164	(551)	768

Provision for income taxes	—	220	69	—	289

NET INCOME	$479	$456	$95	$(551)	$479

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$16,171	$3,485	$(148)	$19,508

OPERATING EXPENSES:
Salaries and employee benefits	44	5,811	1,233	—	7,088
Purchased transportation	—	1,768	712	(21)	2,459
Rentals and landing fees	2	1,069	159	(1)	1,229
Depreciation and amortization	1	842	140	—	983
Fuel	—	2,449	185	—	2,634
Maintenance and repairs	—	979	79	—	1,058
Intercompany charges, net	(105)	(49)	154	—	—
Other	58	2,150	561	(126)	2,643

	—	15,019	3,223	(148)	18,094

OPERATING INCOME	—	1,152	262	—	1,414

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	877	145	—	(1,022)	—
Interest, net	(22)	10	(7)	—	(19)
Intercompany charges, net	36	(52)	16	—	—
Other, net	(14)	(2)	13	—	(3)

INCOME BEFORE INCOME TAXES	877	1,253	284	(1,022)	1,392

Provision for income taxes	—	419	96	—	515

NET INCOME	$877	$834	$188	$(1,022)	$877

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$15,434	$3,422	$(206)	$18,650

OPERATING EXPENSES:
Salaries and employee benefits	57	5,726	1,210	—	6,993
Purchased transportation	—	1,638	638	(41)	2,235
Rentals and landing fees	2	1,051	152	(1)	1,204
Depreciation and amortization	1	808	146	—	955
Fuel	—	1,809	141	—	1,950
Maintenance and repairs	—	984	79	—	1,063
Intercompany charges, net	(106)	(75)	181	—	—
Other	46	2,231	540	(164)	2,653

	—	14,172	3,087	(206)	17,053

OPERATING INCOME	—	1,262	335	—	1,597

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	973	146	—	(1,119)	—
Interest, net	(21)	(12)	(7)	—	(40)
Intercompany charges, net	26	(31)	5	—	—
Other, net	(5)	2	1	—	(2)

INCOME BEFORE INCOME TAXES	973	1,367	334	(1,119)	1,555

Provision for income taxes	—	465	117	—	582

NET INCOME	$973	$902	$217	$(1,119)	$973

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(310)	$1,562	$203	$—	$1,455

INVESTING ACTIVITIES
Capital expenditures	—	(1,261)	(126)	—	(1,387)
Proceeds from asset dispositions and other	—	24	6	—	30

CASH USED IN INVESTING ACTIVITIES	—	(1,237)	(120)	—	(1,357)

FINANCING ACTIVITIES
Net transfers from (to) Parent	385	(322)	(63)	—	—
Payment on loan from Parent	17	—	(17)	—	—
Principal payments on debt	—	—	(1)	—	(1)
Proceeds from stock issuances	8	—	—	—	8
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(68)	—	—	—	(68)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	343	(322)	(81)	—	(60)

Effect of exchange rate changes on cash	—	(5)	(30)	—	(35)

Net increase (decrease) in cash and cash equivalents	33	(2)	(28)	—	3
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$1,134	$164	$244	$—	$1,542

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(320)	$1,399	$185	$—	$1,264

INVESTING ACTIVITIES
Capital expenditures	—	(1,370)	(152)	—	(1,522)
Proceeds from asset dispositions and other	—	13	7	—	20

CASH USED IN INVESTING ACTIVITIES	—	(1,357)	(145)	—	(1,502)

FINANCING ACTIVITIES
Net transfers from (to) Parent	55	(28)	(27)	—	—
Principal payments on debt	(512)	(2)	(1)	—	(515)
Proceeds from stock issuances	50	—	—	—	50
Excess tax benefit on the exercise of stock options	12	—	—	—	12
Dividends paid	(62)	—	—	—	(62)

CASH USED IN FINANCING ACTIVITIES	(457)	(30)	(28)	—	(515)

Effect of exchange rate changes on cash	—	4	10	—	14

Net (decrease) increase in cash and cash equivalents	(777)	16	22	—	(739)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$435	$140	$255	$—	$830

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
December 17, 2008

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues	$9,538	$9,451	1		$19,508	$18,650	5

Operating income	784	783	—		1,414	1,597	(11)

Operating margin	8.2%	8.3%	(10	) bp	7.2%	8.6%	(140	) bp

Net income	$493	$479	3		$877	$973	(10)

Diluted earnings per share	$1.58	$1.54	3		$2.81	$3.12	(10)

The following table shows changes in revenues and operating income by reportable segment for the three- and six-month periods ended November 30, 2008 compared to November 30, 2007 (dollars in millions):

	Change in		Percent Change in		Change in		Percent Change in
	Revenue		Revenue		Operating Income		Operating Income
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended

FedEx Express segment	$61	$591	1	5	$9	$(165)	2	(16)
FedEx Ground segment	91	234	5	7	39	45	23	12
FedEx Freight segment	(36)	84	(3)	3	(47)	(63)	(59)	(34)
FedEx Services segment	(22)	(34)	(4)	(3)	—	—	—	—
Other and eliminations	(7)	(17)	NM	NM	—	—	—	—

	$87	$858	1	5	$1	$(183)	—	(11)

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected volume statistics (in thousands) for the five most recent quarters:
The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield statistics for the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graph shows our average cost of jet and vehicle fuel per gallon for our transportation segments for the five most recent quarters:
Overview
Global economic conditions deteriorated further in the second quarter of 2009 and continued to negatively impact our revenue and earnings growth rates. We experienced continued softening in demand for our services, particularly our FedEx Express and FedEx Freight services due to declines in industrial production and consumer spending. Shipping volumes for our transportation segments declined year-over-year in the second quarter of 2009 and remained below prior-year levels as we began our historical peak shipping season. Within our FedEx Ground segment, volume declines at FedEx Ground were offset by increased market share at FedEx SmartPost, as a major competitor (DHL) exited this market during the quarter, enabling growth in the customer base and related volumes. Despite market share gains in our FedEx Freight segment, volumes declined and yields were pressured by intense price competition. Rapidly declining fuel costs during the second quarter and the timing lag between such declines and adjustments to our fuel surcharges provided substantial offsetting benefits to the decrease in volumes at all transportation segments, particularly at FedEx Express. The average price of jet fuel during the second quarter of 2009 was 26% lower than the average during the first quarter of 2009.
Operating income and net income declined in the first half of 2009 due to the negative impact of the continued weakness in the global economy and the impact of higher fuel surcharges on demand for our services. One fewer operating day at each of our transportation segments also negatively affected our first half of 2009 results. The timing of changes in our fuel surcharges, cost containment activities and lower variable incentive compensation partially mitigated the impact of the weak global economy on our results for both the second quarter and first half of 2009.
In response to weak business conditions, we took actions in the first half of 2009 to lower our cost structure, such as eliminating variable compensation payouts, implementing a hiring freeze, making volume-related reductions in labor hours and line-haul expenses and reducing personnel at FedEx Freight and FedEx Office. In addition, we have exercised stringent control over discretionary spending, such as travel, entertainment and professional fees. Further, we have rationalized our networks by adjusting routes and equipment types, temporarily idling equipment, consolidating facilities and deferring facility expansions and aircraft purchases to match current demand levels. Additional actions outlined in the Outlook section below will be implemented in our third quarter to further reduce costs. Management remains committed to taking the necessary actions to manage through increasingly difficult economic times.

Revenue
Revenue growth for the second quarter and first half of 2009 was attributable to yield increases in FedEx Express U.S. domestic package, IP and freight services. These yield increases were driven by higher fuel surcharges, partially offset by the competitive pricing environment. Revenue growth during the second quarter and first half of 2009 was partially offset by reduced U.S. domestic express package, IP and freight volumes as a result of the ongoing weak U.S. economy and higher fuel surcharges, which drove U.S. domestic express shipping volumes to pre-1998 levels and led some customers to shift to lower-yielding services.
Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three- and six-month periods ended November 30:

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2008	2007	2008	2007
Operating expenses:
Salaries and employee benefits	36.8%	37.1%	36.4%	37.5%
Purchased transportation	12.4	12.4	12.6	12.0
Rentals and landing fees	6.4	6.5	6.3	6.4
Depreciation and amortization	5.1	5.1	5.0	5.1
Fuel	11.6	10.8	13.5	10.5
Maintenance and repairs	5.5	5.5	5.4	5.7
Other	14.0	14.3	13.6	14.2

Total operating expenses	91.8	91.7	92.8	91.4

Operating income (margin)	8.2%	8.3%	7.2%	8.6%

Operating income was essentially flat in the second quarter of 2009, as the benefit provided from the timing lag between changes in fuel prices and adjustments to our fuel surcharges offset the negative impact of significantly lower shipping volumes during the second quarter due to the weak global economy. Volumes declined year-over-year in the second quarter at all transportation segments. Operating margins continued to be negatively impacted by the deteriorating economic environment, which has contributed to a more competitive pricing environment and pressured base yields.
Operating income and operating margin decreased in the first half of 2009, as weak economic conditions drove decreases in volumes at FedEx Express and restrained volume growth at FedEx Ground and FedEx Freight. Our results were also negatively impacted by the overall effects of significantly higher fuel costs on demand for our services and increased purchased transportation costs. Fuel expenses increased 35% during the first half of 2009, primarily due to an increase in the average price per gallon of fuel. However, jet fuel usage decreased 7% from last year’s second quarter, as we reduced flight hours in light of lower business levels.

During the second quarter and first half of 2009, fuel prices significantly decreased, while changes in fuel surcharges for FedEx Express and FedEx Ground lagged these decreases by approximately six to eight weeks. We experienced the opposite effect during the second quarter and first half of 2008, as fuel prices significantly increased throughout those periods. As a result, fuel surcharges significantly exceeded incremental fuel costs for both the second quarter and first half of 2009, based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and first half of 2009 and 2008 in the accompanying discussions of each of our transportation segments.
Purchased transportation costs increased during the second quarter and first half of 2009, primarily due to higher rates paid to FedEx Ground’s contractors and our other third-party transportation providers. The impact of higher fuel costs also contributed to the increase in purchased transportation costs for the first half of 2009. Reduced copy revenues and incremental operating expenses at FedEx Office related to new locations opened in 2008 and 2009 also had a negative impact on our results for the second quarter and first half of 2009. Cost containment activities (described above) and lower variable incentive compensation partially mitigated the negative impact of these factors.
Income Taxes
Our effective tax rate was 36.3% for the second quarter of 2009 and 37.0% for the first half of 2009, compared with 37.6% for the second quarter of 2008 and 37.4% for the first half of 2008. The lower rate in 2009 was primarily due to the resolution of an immaterial state income tax matter during the second quarter of 2009. We expect the effective tax rate to be between 37.0% and 38.0% for 2009. The actual rate will depend on a number of factors, including the amount and source of operating income.
Our liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” totaled $88 million at May 31, 2008 and $71 million at November 30, 2008, including $68 million at May 31, 2008 and $56 million at November 30, 2008 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. The changes relate primarily to the resolution of an immaterial state income tax matter during the second quarter of 2009. The U.S. Internal Revenue Service (“IRS”) and certain state tax authorities are currently examining our returns for various years through 2007. It is reasonably possible that the 2004-2006 IRS audit, along with certain state income tax return audits, will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected net impact of any changes would not be material to our consolidated financial statements.
Outlook
We expect that the difficult global economic environment that we experienced in the first half of 2009 will worsen in the second half of 2009, and we have significantly reduced our earnings forecast for 2009. Weak economic conditions in the U.S. have spread to Europe and Asia, and ongoing weak global economic factors are expected to further reduce demand for all of our transportation services in the second half of 2009. With the exception of FedEx SmartPost, shipping volumes in our third quarter, which includes our historical peak shipping season for our package businesses, are expected to be particularly weak and well below prior-year levels. While we expect to benefit in the long term from the exit of one of our principal competitors (DHL) from the U.S. domestic market, we cannot predict the extent of the benefit under present economic conditions.

In December 2008, we announced several additional cost reduction initiatives in response to continued deterioration in economic conditions. These include base salary reductions for U.S. salaried personnel effective January 1, 2009, elimination of calendar 2009 merit-based pay increases for U.S. salaried personnel and a minimum one-year suspension of 401(k) company matching contributions (effective February 1, 2009). The reductions in base pay include a 20% reduction for our Chairman of the Board, President and Chief Executive Officer, 7.5%-10% reductions for our other senior officers and a 5% reduction for remaining U.S. salaried personnel. If economic conditions deteriorate further, additional actions will be taken to control costs. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.
For the remainder of 2009, we will continue to balance the need to control spending with the opportunity to make investments with high returns, such as in substantially more fuel-efficient Boeing 757 (“B757”) and Boeing 777 Freighter (“B777F”) aircraft. Moreover, we will continue to invest in critical long-term strategic projects focused on expanding our global networks and broadening our service offerings to position us for stronger growth under improved economic conditions. For additional details on key 2009 capital projects, refer to the Liquidity Outlook section of this MD&A.
All of our businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. Historically, our fuel surcharges have largely been sufficient to offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings either positively or negatively in the short-term.
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
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $372 million, net of tax) as an adjustment to the opening balance of AOCI. These adjustments increased the amount recorded for our pension assets by $528 million. Our actuarial gains resulted primarily from a 19 basis point increase in the discount rate for our primary pension plan and an increase in plan assets at June 1, 2008.

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
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
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
FedEx Services segment revenues, which reflect the operations of FedEx Office and FedEx Global Supply Chain Services, decreased during the second quarter and first half of 2009. Revenue generated from new FedEx Office locations added in 2008 and the first half of 2009 did not offset declines in copy revenues, incremental operating costs associated with the new locations and expenses associated with organizational changes. Therefore, the allocated net operating costs of FedEx Office increased during the first half of 2009 despite ongoing cost management efforts. In September 2008, FedEx Office began implementation of organizational changes intended to improve profitability and enhance the customer experience.
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues:
Package:
U.S. overnight box	$1,619	$1,615	—		$3,330	$3,231	3
U.S. overnight envelope	486	481	1		1,011	992	2
U.S. deferred	740	730	1		1,502	1,441	4

Total U.S. domestic package revenue	2,845	2,826	1		5,843	5,664	3

International Priority (IP)	1,930	1,910	1		3,974	3,731	7
International domestic (1)	158	174	(9)		328	329	—

Total package revenue	4,933	4,910	—		10,145	9,724	4
Freight:
U.S.	594	604	(2)		1,192	1,197	—
International priority freight	323	312	4		663	604	10
International airfreight	111	96	16		242	190	27

Total freight revenue	1,028	1,012	2		2,097	1,991	5
Other (2)	137	115	19		275	211	30

Total revenues	6,098	6,037	1		12,517	11,926	5
Operating expenses:
Salaries and employee benefits	2,059	2,059	—		4,188	4,119	2
Purchased transportation	294	299	(2)		630	579	9
Rentals and landing fees	403	417	(3)		820	828	(1)
Depreciation and amortization	241	234	3		480	464	3
Fuel	953	872	9		2,272	1,672	36
Maintenance and repairs	381	376	1		775	778	—
Intercompany charges	532	536	(1)		1,065	1,051	1
Other	695	713	(3)		1,402	1,385	1

Total operating expenses	5,558	5,506	1		11,632	10,876	7

Operating income	$540	$531	2		$885	$1,050	(16)

Operating margin	8.9%	8.8%	10	bp	7.1%	8.8%	(170	) bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China and India.

(2)	Other revenues includes FedEx Trade Networks.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2008	2007	Change	2008	2007	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,086	1,163	(7)	1,094	1,150	(5)
U.S. overnight envelope	611	677	(10)	621	688	(10)
U.S. deferred	832	902	(8)	830	883	(6)

Total U.S. domestic ADV	2,529	2,742	(8)	2,545	2,721	(6)

IP	500	535	(7)	497	516	(4)
International domestic (2)	311	310	—	309	294	5

Total ADV	3,340	3,587	(7)	3,351	3,531	(5)

Revenue per package (yield):
U.S. overnight box	$23.66	$22.06	7	$23.96	$21.94	9
U.S. overnight envelope	12.62	11.27	12	12.84	11.26	14
U.S. deferred	14.13	12.84	10	14.25	12.76	12
U.S. domestic composite	17.86	16.36	9	18.08	16.26	11
IP	61.30	56.63	8	62.93	56.52	11
International domestic (2)	8.06	8.90	(9)	8.34	8.75	(5)
Composite package yield	23.44	21.73	8	23.84	21.52	11

Freight Statistics (1)
Average daily freight pounds:
U.S.	7,335	8,915	(18)	7,315	8,878	(18)
International priority freight	2,216	2,279	(3)	2,264	2,150	5
International airfreight	1,605	1,827	(12)	1,737	1,789	(3)

Total average daily freight pounds	11,156	13,021	(14)	11,316	12,817	(12)

Revenue per pound (yield):
U.S.	$1.29	$1.08	19	$1.28	$1.05	22
International priority freight	2.32	2.17	7	2.31	2.19	5
International airfreight	1.09	0.83	31	1.10	0.83	33
Composite freight yield	1.46	1.23	19	1.46	1.21	21

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China and India.

FedEx Express Segment Revenues
FedEx Express segment revenues increased slightly in the second quarter of 2009 and 5% in the first half of 2009 due to yield improvement driven by increases in fuel surcharges. Yield improvements during the second quarter and first half of 2009 were partially offset by decreased volumes in virtually all services due to weak global economic conditions. In addition, one fewer operating day negatively impacted our first half of 2009 results.
Higher fuel surcharges were the primary driver of increased composite package yields during the second quarter and first half of 2009. In addition to higher fuel surcharges, IP yield increased during the second quarter and first half of 2009 due to a higher rate per pound. Unfavorable exchange rates partially offset the IP yield increase in the second quarter of 2009. Lower package weights partially offset the increase in U.S. domestic package yields in both the second quarter and first half of 2009.
The decrease in IP and U.S. domestic package volumes during the second quarter and first half of 2009 was primarily due to the continued weakening of the global economy, which negatively impacted demand for these services. Current global economic conditions drove U.S. domestic express package shipping volumes to pre-1998 levels for both the second quarter and first half of 2009. The decrease in freight volume during the second quarter and first half of 2009 was primarily due to the ongoing weak U.S. economy.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

U.S. Domestic and Outbound Fuel Surcharge:
Low	27.00%	14.00%	27.00%	13.50%
High	34.50	16.50	34.50	16.50
Weighted-average	29.95	15.00	30.83	14.34

International Fuel Surcharges:
Low	17.00	12.50	17.00	12.00
High	34.50	16.50	34.50	16.50
Weighted-average	24.18	14.91	24.72	14.47
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
FedEx Express Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three- and six-month periods ended November 30:

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2008	2007	2008	2007
Operating expenses:
Salaries and employee benefits	33.8%	34.1%	33.5%	34.5%
Purchased transportation	4.8	5.0	5.0	4.9
Rentals and landing fees	6.6	6.9	6.5	7.0
Depreciation and amortization	4.0	3.9	3.8	3.9
Fuel	15.6	14.4	18.2	14.0
Maintenance and repairs	6.2	6.2	6.2	6.5
Intercompany charges	8.7	8.9	8.5	8.8
Other	11.4	11.8	11.2	11.6

Total operating expenses	91.1	91.2	92.9	91.2

Operating income (margin)	8.9%	8.8%	7.1%	8.8%

FedEx Express segment operating income and operating margin increased slightly during the second quarter of 2009 because rapidly declining fuel prices throughout the quarter provided a benefit from the timing lag between changes in fuel prices and adjustments to our fuel surcharges. This benefit offset the negative impact of significantly lower shipping volumes during the second quarter of 2009 due to the weak global economy.

FedEx Express segment operating income and operating margin declined in the first half of 2009 primarily as a result of the continued weak global economy and higher fuel prices, which limited demand for our U.S. domestic express and IP package services. Cost containment activities and lower variable incentive compensation partially mitigated the negative impact of these factors on our operating results for the second quarter and first half of 2009. Key cost containment activities during the first half of 2009 included volume-related reductions in flight and labor hours, lower fuel consumption and freezes in hiring for open positions (excluding operational and sales positions). In addition, we continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees.
Fuel costs increased 9% in the second quarter of 2009 and 36% in the first half of 2009 due to an increase in the average price per gallon of fuel. However, fuel surcharges significantly exceeded incremental fuel costs for the second quarter and first half of 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services.
FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues	$1,789	$1,698	5		$3,550	$3,316	7
Operating expenses:
Salaries and employee benefits	279	272	3		546	532	3
Purchased transportation (1)	745	739	1		1,516	1,391	9
Rentals	58	50	16		109	93	17
Depreciation and amortization	81	77	5		161	150	7
Fuel (1)	3	4	NM		5	6	NM
Maintenance and repairs	37	38	(3)		74	72	3
Intercompany charges	180	165	9		358	324	10
Other	194	180	8		373	385	(3)

Total operating expenses	1,577	1,525	3		3,142	2,953	6

Operating income	$212	$173	23		$408	$363	12

Operating margin	11.9%	10.2%	170	bp	11.5%	10.9%	60	bp

Average daily package volume
FedEx Ground	3,473	3,505	(1)		3,405	3,356	1
FedEx SmartPost	777	672	16		680	603	13

Revenue per package (yield)
FedEx Ground	$7.70	$7.27	6		$7.78	$7.34	6
FedEx SmartPost	$2.07	$2.12	(2)		$2.10	$2.07	1

(1)	We reclassified certain fuel supplement costs related to our independent contractors from fuel expense to purchased transportation expense to conform to the current period presentation.

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 5% during the second quarter of 2009 and 7% during the first half of 2009 due to yield growth. The impact of one fewer operating day partially offset the revenue increase in the first half of 2009. FedEx Ground average daily volumes declined 1% in the second quarter of 2009, as continued growth in the FedEx Home Delivery service was more than offset by a decline in commercial volume. Average daily volumes at FedEx Ground increased 1% in the first half of 2009, as existing FedEx Express customers’ opting for our lower-cost FedEx Ground offerings offset the negative impact of the weak economy. Average daily volumes at FedEx SmartPost rose in the second quarter of 2009 due to increased market share, as a major competitor (DHL) exited this market during the quarter, enabling growth in the customer base and related volumes. FedEx Ground yield improvement during the second quarter and first half of 2009 was primarily due to higher fuel surcharges, higher net base rates and increased extra service revenue (primarily through our residential and declared value surcharges).
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Low	8.25%	4.75%	8.25%	4.50%
High	10.50	5.00	10.50	5.00
Weighted-average	9.36	4.84	9.40	4.67
On November 14, 2008, we announced a 5.9% average list price increase and made various changes to other surcharges effective January 5, 2009 on FedEx Ground shipments. In November 2007, we announced a 4.9% average list price increase and made various changes to other surcharges effective January 7, 2008 on FedEx Ground shipments.
FedEx Ground Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three- and six-month periods ended November 30:

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2008	2007	2008	2007
Operating expenses:
Salaries and employee benefits	15.6%	16.0%	15.4%	16.0%
Purchased transportation	41.6	43.5	42.7	42.0
Rentals	3.2	3.0	3.1	2.8
Depreciation and amortization	4.5	4.6	4.5	4.5
Fuel	0.2	0.2	0.1	0.2
Maintenance and repairs	2.1	2.2	2.1	2.2
Intercompany charges	10.1	9.7	10.1	9.8
Other	10.8	10.6	10.5	11.6

Total operating expenses	88.1	89.8	88.5	89.1

Operating income (margin)	11.9%	10.2%	11.5%	10.9%

FedEx Ground segment operating income and operating margin increased during the second quarter and first half of 2009 primarily due to the timing impact of fuel surcharges. Fuel surcharges substantially offset the impact of fuel costs on our year-over-year operating results for the second quarter and first half of 2009 due to the timing lag that exists between changes in fuel prices and when our indexed fuel surcharges automatically adjust.

Purchased transportation costs increased 1% in the second quarter and 9% in the first half of 2009 as a result of higher rates paid to our independent contractors. The impact of higher fuel costs also contributed to the increase in purchased transportation costs for the first half of 2009. Included in purchased transportation costs in the second quarter and first half of 2008 are costs associated with our independent contractor incentive programs (described below), which were recorded as incurred in the second quarter of 2008. Rent expense increased 16% during the second quarter and 17% during the first half of 2009 primarily due to higher spending on facilities associated with our multi-year capacity expansion plan. Intercompany charges increased 9% in the second quarter of 2009 primarily due to allocated telecommunication expenses (formerly a direct charge) and increased allocated customer service costs. Intercompany charges increased 10% in the first half of 2009 primarily due to higher allocated customer service costs and increased net operating costs at FedEx Office. Other operating expenses increased 8% during the second quarter of 2009 primarily due to higher insurance costs. Other operating expenses decreased 3% in the first half of 2009 primarily due to lower legal costs, including settlements, in the first quarter of 2009.
Independent Contractor Matters
FedEx Ground faces increased regulatory and legal uncertainty with respect to its independent contractors. As part of its operations, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. During the second quarter of 2008, FedEx Ground announced an on-going nationwide program, which provides greater incentives to certain of its contractors who choose to grow their businesses by adding routes. Also, during the second quarter of 2008, FedEx Ground offered special incentives to encourage California-based single route contractors to transform their operations into multiple-route businesses or sell their routes to others. As of November 30, 2008, nearly 60% of all service areas nationwide are supported by multiple-route contractors.
FedEx Ground is involved in numerous purported or certified class-action lawsuits, state tax and other administrative proceedings and Internal Revenue Service audits that claim or are examining whether the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.
FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating income and operating margin (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues	$1,200	$1,236	(3)		$2,553	$2,469	3
Operating expenses:
Salaries and employee benefits	592	607	(2)		1,206	1,202	—
Purchased transportation	151	147	3		331	277	19
Rentals	35	29	21		68	57	19
Depreciation and amortization	53	58	(9)		107	115	(7)
Fuel	150	141	6		356	271	31
Maintenance and repairs	41	45	(9)		84	92	(9)
Intercompany charges	29	20	45		51	41	24
Other	117	110	6		229	230	—

Total operating expenses	1,168	1,157	1		2,432	2,285	6

Operating income	$32	$79	(59)		$121	$184	(34)

Operating margin	2.7%	6.4%	(370	) bp	4.7%	7.5%	(280	) bp

Average daily LTL shipments (in thousands)	80.3	81.9	(2)		81.5	80.6	1
Weight per LTL shipment (lbs)	1,122	1,129	(1)		1,131	1,130	—
LTL yield (revenue per hundredweight)	$19.44	$19.56	(1)		$19.96	$19.48	2

FedEx Freight Segment Revenues
FedEx Freight segment revenues decreased 3% during the second quarter of 2009. Average daily LTL shipments decreased sequentially each month throughout the second quarter of 2009 and were slightly below prior-year levels, as market share gains were more than offset by the continued weak U.S. economy. LTL yield decreased slightly during the second quarter of 2009, as higher fuel surcharges were offset by the effects of the competitive pricing environment.
FedEx Freight segment revenues increased 3% during the first half of 2009 due to slightly higher LTL yield and shipment growth, partially offset by one fewer operating day. LTL yield increased slightly during the first half of 2009 primarily due to higher fuel surcharges. During the first half of 2009, average daily LTL shipments increased slightly as market share gains offset the impact of the weak U.S. economy.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Low	13.10%	14.90%	13.10%	14.50%
High	20.70	17.30	23.90	19.70
Weighted-average	18.00	16.10	20.50	16.60
On December 5, 2008, we announced 5.7% general rate increases for FedEx Freight and FedEx National LTL shipments effective January 5, 2009.
FedEx Freight Segment Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three- and six-month periods ended November 30:

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2008	2007	2008	2007
Operating expenses:
Salaries and employee benefits	49.3%	49.1%	47.2%	48.7%
Purchased transportation	12.6	11.9	13.0	11.2
Rentals	2.9	2.4	2.7	2.3
Depreciation and amortization	4.4	4.7	4.2	4.6
Fuel	12.5	11.4	13.9	11.0
Maintenance and repairs	3.4	3.6	3.3	3.7
Intercompany charges	2.4	1.6	2.0	1.7
Other	9.8	8.9	9.0	9.3

Total operating expenses	97.3	93.6	95.3	92.5

Operating income (margin)	2.7%	6.4%	4.7%	7.5%

FedEx Freight segment operating income and operating margin decreased in the second quarter of 2009 due to the competitive pricing environment and lower average daily LTL shipments. In addition to the competitive pricing environment, higher purchased transportation costs negatively impacted operating income and operating margin for the first half of 2009. Lower variable incentive compensation and continued cost containment initiatives, including the alignment of staffing to current volume levels, partially offset the negative impact of declining volumes and the competitive pricing environment.

Fuel costs increased during the second quarter and first half of 2009 due to a higher average price per gallon of diesel fuel, which also increased rates paid to our third-party transportation providers. Although fuel costs were up 6% in the second quarter of 2009, the average cost per gallon of fuel decreased sequentially each month throughout the second quarter of 2009. Fuel surcharges offset the impact of incremental fuel costs for the second quarter and first half of 2009, based on a static analysis of the year-over-year changes in fuel costs compared to changes in fuel surcharges. However, this analysis does not consider several other negative effects that the significantly higher fuel costs and related surcharge levels have on our business, including increased rates paid to our third-party transportation providers and reduced demand in response to higher fuel surcharges. Purchased transportation costs increased 3% in the second quarter and 19% in the first half of 2009 primarily due to higher rates paid to third-party providers. In addition, a greater utilization of third-party providers contributed to the increase in purchased transportation costs for the first half of 2009. Rent expense increased 21% in the second quarter and 19% in the first half of 2009 primarily due to service center expansions. Intercompany charges increased in the second quarter and first half of 2009 due to allocated telecommunication expenses (formerly a direct charge) and higher allocated information technology costs. Other operating expenses increased primarily due to higher self-insurance costs.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.542 billion at November 30, 2008, compared to $1.539 billion at May 31, 2008. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2008	2007

Operating activities:
Net income	$877	$973
Noncash charges and credits	1,196	1,101
Changes in assets and liabilities	(618)	(810)

Cash provided by operating activities	1,455	1,264

Investing activities:
Capital expenditures and other	(1,357)	(1,502)

Cash used in investing activities	(1,357)	(1,502)

Financing activities:
Principal payments on debt	(1)	(515)
Dividends paid	(68)	(62)
Proceeds from stock issuances	8	50
Other	1	12

Cash used in financing activities	(60)	(515)

Effect of exchange rate changes on cash	(35)	14

Net increase (decrease) in cash and cash equivalents	$3	$(739)

Cash Provided by Operating Activities. Cash flows from operating activities increased $191 million in the first half of 2009 primarily due to year-over-year reductions in income tax payments, partially offset by higher fuel and purchased transportation costs. We made tax-deductible voluntary contributions of $483 million to our qualified U.S. domestic pension plans during the first half of 2009 and $479 million of such contributions during the first half of 2008. We do not expect to make any additional significant contributions to our qualified U.S. domestic pension plans for the remainder of 2009.

Cash Used for Investing Activities. Capital expenditures during the first half of 2009 were 9% lower largely due to decreased spending at FedEx Services and FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2009 and 2008.
Cash Used for Financing Activities. We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of unsecured debt securities and common stock.
A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2008. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of November 30, 2008, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid $68 million of dividends in the first half of 2009 and $62 million in the first half of 2008. On November 21, 2008, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend is payable on January 2, 2009, to stockholders of record as of the close of business on December 12, 2008. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
The following table compares capital expenditures by asset category and reportable segment for the three- and six-month periods ended November 30 (in millions):

					Percent Change
					2008/2007
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2008	2007	2008	2007	Ended	Ended
Aircraft and related equipment	$286	$175	$526	$471	63	12
Facilities and sort equipment	242	257	395	425	(6)	(7)
Information and technology investments	73	109	141	189	(33)	(25)
Vehicles	98	144	231	308	(32)	(25)
Other equipment	51	62	94	129	(18)	(27)

Total capital expenditures	$750	$747	$1,387	$1,522	—	(9)

FedEx Express segment	$421	$367	$754	$824	15	(8)
FedEx Ground segment	215	155	350	288	39	22
FedEx Freight segment	56	106	156	181	(47)	(14)
FedEx Services segment	58	119	127	229	(51)	(45)

Total capital expenditures	$750	$747	$1,387	$1,522	—	(9)

Capital expenditures during the first half of 2009 were lower than the prior-year period primarily due to the postponement of several information technology projects at FedEx Services and decreased spending at FedEx Express for facility expansion. These decreases were partially offset by increased spending at FedEx Ground for land purchases and facilities and sort equipment associated with its comprehensive network expansion plan.
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
Global credit markets have recently experienced significant liquidity disruptions, and continued uncertainty in the credit markets has made financing terms for borrowers less attractive and in certain cases has resulted in the unavailability of certain types of debt financing, such as commercial paper. Although these factors may make it difficult or expensive for us to access credit markets, we still have access to credit. We believe we have sufficient liquidity to meet our current needs and are closely managing our capital spending based on current and anticipated volume levels. We will defer or limit capital additions where economically feasible, while continuing to invest strategically in growing service lines. We currently expect to fund our 2009 capital requirements and debt repayment obligations with cash from operations.
Our capital expenditures are expected to be approximately $2.4 billion in 2009 and will include spending for aircraft and related equipment at FedEx Express, facility expansion at FedEx Ground and revenue equipment at FedEx Freight. We also continue to invest in productivity-enhancing technologies. Aircraft-related capital outlays include the B757s, the first of which entered revenue service in 2009 and which are 47% more fuel-efficient per unit than the aircraft type they are replacing, and the new B777Fs, the first of which is expected to enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. As of November 30, 2008, we have temporarily grounded a limited number of aircraft due to excess capacity in the current economic environment and may temporarily ground additional aircraft in the future. In addition, in December 2008, we reached an agreement with Boeing to defer the delivery of the B777F aircraft by up to 17 months.
As noted above, during the first half of 2009, we made $483 million in voluntary contributions to our qualified U.S. domestic pension plans (“U.S. Plans”). While our U.S. Plans have ample funds to meet benefit payments and no contributions are legally required, current market conditions have negatively impacted asset values and could significantly impact funding requirements in 2010. Any such requirements will depend upon the funded status of the U.S. plans on May 31, 2009 and the outcome of any funding relief legislation. In any event, a substantial year-over-year increase in our pension expense in 2010 is likely based on current conditions.
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

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of November 30, 2008. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2008. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
	2009(1)	2010	2011	2012	2013	Thereafter	Total

Operating activities:
Operating leases	$1,040	$1,714	$1,541	$1,387	$1,259	$8,399	$15,340
Non-capital purchase obligations and other	176	169	106	92	44	134	721
Interest on long-term debt	55	79	65	47	20	1,534	1,800

Investing activities:
Aircraft and aircraft-related capital commitments(2)	678	1,104	770	93	—	—	2,645
Other capital purchase obligations	60	6	—	—	—	—	66

Financing activities:
Debt	500	500	250	—	300	238	1,788
Capital lease obligations	6	97	8	8	119	18	256

Total	$2,515	$3,669	$2,740	$1,627	$1,742	$10,323	$22,616

(1)	Cash obligations for the remainder of 2009.

(2)	In December 2008, we reached an agreement with Boeing to defer the delivery of the B777F aircraft by up to 17 months. The revised payment schedule is not reflected in the table above, but will result in the deferral of approximately $275 million of commitments from 2009 to future periods.
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
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2008.
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

Included in the preceding table within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability for uncertain tax positions under FIN 48. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($66 million) is excluded from the preceding table.
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
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2009, we have scheduled debt payments of $506 million, which includes $500 million of principal payments on our 3.5% unsecured notes maturing in April 2009 and payments on capital leases. Capital lease obligations represent principal and interest payments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 30, 2008, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Our exposure to foreign currency fluctuations is more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the three-month and six-month periods ended November 30, 2008, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate; however, this strengthening did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our fuel surcharges. However, our fuel surcharges for FedEx Express and FedEx Ground have a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 3% for FedEx Ground before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be significantly affected should the spot price of fuel suddenly change by a substantial amount or change by amounts that do not result in an adjustment in our fuel surcharges. Thus, in periods of rising fuel prices, as seen from the second quarter of 2008 through the first quarter of 2009, this lag has a negative impact on our operating income. Conversely, during the second quarter of 2009, rapidly declining fuel prices produced a benefit, as surcharge levels were set prior to the decline in price.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
For the information called for by this item, see our Current Report on Form 8-K dated September 29, 2008 and filed October 3, 2008.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	FedEx Corporation’s Amended and Restated Retirement Plan for Outside Directors.

10.3	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation.

10.4	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: December 19, 2008	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	FedEx Corporation’s Amended and Restated Retirement Plan for Outside Directors.

10.3	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation.

10.4	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1