Form 10-Q
period 2009-02-28
FEDEX CORP
filed 2009-03-20
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 16, 2009
Common Stock, par value $0.10 per share	311,358,341

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2009 and May 31, 2008	3-4

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2009 and February 29, 2008	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2009 and February 29, 2008	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	24

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	49

ITEM 4. Controls and Procedures	49

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	50

ITEM 1A. Risk Factors	50

ITEM 6. Exhibits	50

Signature	51

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2009	May 31,
	(Unaudited)	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,673	$1,539
Receivables, less allowances of $179 and $158	3,520	4,359
Spare parts, supplies and fuel, less allowances of $172 and $163	370	435
Deferred income taxes	516	544
Prepaid expenses and other	294	367

Total current assets	7,373	7,244

PROPERTY AND EQUIPMENT, AT COST	29,356	29,305
Less accumulated depreciation and amortization	15,737	15,827

Net property and equipment	13,619	13,478

OTHER LONG-TERM ASSETS
Goodwill	3,113	3,165
Pension assets	1,703	827
Intangible and other assets	1,198	919

Total other long-term assets	6,014	4,911

	$27,006	$25,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2009	May 31,
	(Unaudited)	2008

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,089	$502
Accrued salaries and employee benefits	805	1,118
Accounts payable	1,392	2,195
Accrued expenses	1,607	1,553

Total current liabilities	4,893	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	1,918	1,506

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,522	1,264
Pension, postretirement healthcare and other benefit obligations	998	989
Self-insurance accruals	869	804
Deferred lease obligations	788	671
Deferred gains, principally related to aircraft transactions	296	315
Other liabilities	171	190

Total other long-term liabilities	4,644	4,233

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 311 million shares issued as of February 28, 2009 and May 31, 2008	31	31
Additional paid-in capital	2,001	1,922
Retained earnings	13,795	13,002
Accumulated other comprehensive loss	(272)	(425)
Treasury stock, at cost	(4)	(4)

Total common stockholders’ investment	15,551	14,526

	$27,006	$25,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

REVENUES	$8,137	$9,437	$27,645	$28,087

OPERATING EXPENSES:
Salaries and employee benefits	3,414	3,593	10,502	10,586
Purchased transportation	1,060	1,174	3,519	3,409
Rentals and landing fees	609	615	1,838	1,819
Depreciation and amortization	496	492	1,479	1,447
Fuel	636	1,134	3,270	3,084
Maintenance and repairs	449	479	1,507	1,542
Other	1,291	1,309	3,934	3,962

	7,955	8,796	26,049	25,849

OPERATING INCOME	182	641	1,596	2,238

OTHER INCOME (EXPENSE):
Interest, net	(19)	(10)	(38)	(50)
Other, net	(4)	(3)	(7)	(5)

	(23)	(13)	(45)	(55)

INCOME BEFORE INCOME TAXES	159	628	1,551	2,183

PROVISION FOR INCOME TAXES	62	235	577	817

NET INCOME	$97	$393	$974	$1,366

EARNINGS PER COMMON SHARE:
Basic	$0.31	$1.27	$3.13	$4.42

Diluted	$0.31	$1.26	$3.12	$4.37

DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.10	$0.44	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,	February 29,
	2009	2008

Operating Activities:
Net income	$974	$1,366
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,479	1,447
Provision for uncollectible accounts	128	98
Stock-based compensation	78	77
Deferred income taxes and other noncash items	71	151
Changes in assets and liabilities:
Receivables	550	(333)
Other assets	104	(85)
Accounts payable and other liabilities	(794)	(473)
Other, net	(369)	(71)

Cash provided by operating activities	2,221	2,177

Investing Activities:
Capital expenditures	(1,987)	(2,165)
Proceeds from asset dispositions and other	35	38

Cash used in investing activities	(1,952)	(2,127)

Financing Activities:
Proceeds from debt issuance	1,000	—
Principal payments on debt	(1)	(623)
Proceeds from stock issuances	10	71
Excess tax benefit on the exercise of stock options	1	23
Dividends paid	(103)	(93)
Other	(7)	—

Cash provided by (used in) financing activities	900	(622)

Effect of exchange rate changes on cash	(35)	14
Net increase (decrease) in cash and cash equivalents	1,134	(558)
Cash and cash equivalents at beginning of period	1,539	1,569

Cash and cash equivalents at end of period	$2,673	$1,011

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2009 and the results of our operations for the three- and nine-month periods ended February 28, 2009 and February 29, 2008 and our cash flows for the nine-month periods ended February 28, 2009 and February 29, 2008. Operating results for the three- and nine-month periods ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2009 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. For example, at FedEx Ground certain fuel supplement costs related to our independent contractors were reclassified from fuel expense to purchased transportation to conform to the current period presentation.
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value.
Ongoing weak global economic conditions have had a negative impact on our overall earnings and the profitability of our reporting units during 2009, which has reduced our market capitalization. However, we do not believe that these factors indicate that the fair value of our reporting units has more likely than not fallen below their carrying values as of February 28, 2009. There is an increased risk, however, as a result of further deterioration in economic conditions, that we could record a noncash impairment charge relating to goodwill during the fourth quarter of 2009 in connection with our annual impairment tests for one or more of our reporting units, particularly in our FedEx Services and FedEx Freight segments.
LONG-LIVED ASSETS. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs or lower operating costs of newer aircraft types, and those decisions may result in an impairment charge. Accordingly, as discussed in the Outlook section of the accompanying Management’s Discussion and Analysis of Results of Operations and Financial Condition, any future decisions during the fourth quarter of 2009 to alter our networks by eliminating equipment and facilities may lead to asset impairment charges during that period.
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
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about plan assets of a defined benefit pension plan or other postretirement plan. These objectives include disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this FSP will be effective for our fiscal year ending May 31, 2010.
DIVIDENDS DECLARED PER COMMON SHARE. On February 13, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on April 1, 2009 to stockholders of record as of the close of business on March 11, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
(2) Stock-Based Compensation
We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans are set forth in our Annual Report.
We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the price of the stock on the grant date. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our condensed consolidated statements of income.

Our total stock-based compensation expense for the periods ended February 28, 2009 and February 29, 2008 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Stock-based compensation expense	$22	$24	$78	$77
The following table summarizes the stock option shares granted and corresponding weighted-average Black-Scholes value for the periods ended February 28, 2009 and February 29, 2008:

	Nine Months Ended
	2009	2008
Stock options granted	2,144,784	2,707,713
Weighted-average Black- Scholes value	$24.06	$30.20
The stock options granted during each of these nine-month periods were primarily in connection with our principal annual stock option grants.
See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the Black-Scholes valuation model. The following table presents the key weighted-average assumptions used in the valuation calculations for the options granted during the periods ended February 28, 2009 and February 29, 2008:

	Nine Months Ended
	2009	2008

Expected lives	5.5 years	5 years
Expected volatility	23%	19%
Risk-free interest rate	3.33%	4.86%
Dividend yield	0.472%	0.332%

(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 28, 2009 and February 29, 2008 (in millions):

	Three Months Ended
	2009	2008

Net income	$97	$393
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $1 in 2009 and deferred taxes of $2 in 2008	(3)	9
Amortization of unrealized pension actuarial gains/losses, net of deferred tax benefit of $7 in 2009 and deferred taxes of $5 in 2008	(11)	8

Comprehensive income	$83	$410

	Nine Months Ended
	2009	2008

Net income	$974	$1,366
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $36 in 2009 and deferred taxes of $11 in 2008	(182)	72
Amortization of unrealized pension actuarial gains/losses, net of deferred tax benefit of $20 in 2009 and deferred taxes of $17 in 2008	(33)	30

Comprehensive income	$759	$1,468

(4) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of unsecured debt securities and common stock.
In January 2009, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of fixed-rate notes totaling $250 million due in January 2014 and $750 million due in January 2019. The fixed-rate notes due in January 2014 bear interest at an annual rate of 7.375%, payable semi-annually, and the fixed-rate notes due in January 2019 bear interest at an annual rate of 8.00%, payable semi-annually. We plan to use the net proceeds for working capital and general corporate purposes, including the repayment upon maturity of all or a portion of our $500 million aggregate principal amount of 3.50% notes maturing on April 1, 2009 and all or a portion of our $500 million aggregate principal amount of 5.50% notes maturing on August 15, 2009.

From time to time, we finance certain operating and investing activities, including acquisitions, through borrowings under our $1.0 billion revolving credit facility, which expires in July 2010, or the issuance of commercial paper. The revolving credit agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. At February 28, 2009, no commercial paper borrowings were outstanding and the entire amount under the credit facility was available.
(5) Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended February 28, 2009 and February 29, 2008 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Net income	$97	$393	$974	$1,366

Weighted-average shares of common stock outstanding	311	309	311	309
Incremental effect of shares from exercise of stock options and vesting of restricted stock	1	3	1	3

Weighted-average common and common equivalent shares outstanding	312	312	312	312

Basic earnings per common share	$0.31	$1.27	$3.13	$4.42

Diluted earnings per common share	$0.31	$1.26	$3.12	$4.37

Antidilutive options excluded from diluted earnings per common share calculation	13.9	6.0	11.6	6.1

(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 28, 2009 and February 29, 2008 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
U.S. domestic and international pension plans	$42	$83	$131	$246
U.S. domestic and international defined contribution plans	51	62	210	134
Postretirement healthcare plans	14	30	43	61

	$107	$175	$384	$441

The reduction in pension plan costs for the three- and nine-month periods ended February 28, 2009 was due to lower pension expense attributable to a significantly higher discount rate used to determine our 2009 expense. The decrease in defined contribution plan costs for the three-month period ended February 28, 2009 was due to the suspension of the 401(k) company matching contributions and the base salary reductions described below. The increase in defined contribution plan costs for the nine-month period ended February 28, 2009 was due to plan design changes that, among other things, increased company matching contributions. These changes are described in our Annual Report.
As previously announced, during the third quarter of 2009, we implemented several actions to lower our cost structure, including base salary reductions for U.S. salaried personnel effective January 1, 2009 and a suspension of 401(k) company matching contributions effective February 1, 2009.
Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28, 2009 and February 29, 2008 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Pension Plans:
Service cost	$125	$129	$376	$388
Interest cost	200	180	601	540
Expected return on plan assets	(265)	(246)	(796)	(739)
Amortization of prior service cost and other	(18)	20	(50)	57

	$42	$83	$131	$246

Postretirement Healthcare Plans:
Service cost	$8	$9	$23	$26
Interest cost	8	8	25	23
Amortization of prior service cost and other	(2)	13	(5)	12

	$14	$30	$43	$61

We made tax-deductible voluntary contributions to our qualified U.S. domestic pension plans of $483 million during the first nine months of 2009 and $479 million during the first nine months of 2008.
While our U.S. domestic pension plans have ample funds to meet benefit payments, current market conditions have negatively impacted asset values. Future funding requirements will depend upon the funded status of the U.S. domestic pension plans on May 31, 2009 and will be partially mitigated by the temporary funding relief provided by the Worker, Retiree, and Employer Recovery Act of 2008, which was enacted into law in December 2008. We are not legally required to make any additional significant contributions to our U.S. domestic pension plans for the remainder of 2009. However, in order to improve the funded status of our principal pension plans, we may make additional voluntary contributions in 2009. In any event, a substantial year-over-year increase in our pension expense in 2010 is likely based on current conditions.

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

Management evaluates segment financial performance based on operating income. The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated financial statement totals for the periods ended February 28, 2009 and February 29, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Revenues
FedEx Express segment	$5,050	$6,129	$17,567	$18,055
FedEx Ground segment	1,793	1,720	5,343	5,036
FedEx Freight segment	914	1,155	3,467	3,624
FedEx Services segment	458	511	1,499	1,586
Other and eliminations	(78)	(78)	(231)	(214)

	$8,137	$9,437	$27,645	$28,087

Operating Income (Loss) (1)
FedEx Express segment	$45	$425	$930	$1,475
FedEx Ground segment	196	170	604	533
FedEx Freight segment	(59)	46	62	230

	$182	$641	$1,596	$2,238

(1)	The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.
(8) Commitments
As of February 28, 2009, our purchase commitments under various contracts for the remainder of 2009 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2009 (remainder)	$112	$100	$117	$329
2010	608	182	208	998
2011	701	26	131	858
2012	477	—	101	578
2013	425	—	53	478
Thereafter	2,390	—	136	2,526

(1)	Primarily aircraft modifications.

(2)	Primarily vehicles, facilities, and advertising and promotions contracts.
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

Deposits and progress payments of $543 million have been made toward aircraft purchases and options to purchase additional aircraft. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheet. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2009, with the year of expected delivery:

	B757	B777F	MD11	Total

2009 (remainder)	4	—	1	5
2010	10	4	1	15
2011	7	4	—	11
2012	3	3	—	6
2013	—	3	—	3
Thereafter	—	16	—	16

Total	24	30	2	56

In December 2008, we reached an agreement with Boeing to defer the delivery of certain B777F aircraft by up to 17 months. The rescheduled delivery dates have been reflected in the table above. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act. In January 2009, we also obtained an option to purchase an additional 15 B777F aircraft. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2009 (remainder)	$3	$145	$329	$474
2010	97	545	1,205	1,750
2011	8	526	1,048	1,574
2012	8	504	913	1,417
2013	119	499	786	1,285
Thereafter	17	2,931	5,534	8,465

Total	252	$5,150	$9,815	$14,965

Less amount representing interest	34

Present value of net minimum lease payments	$218

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
We have agreed to settle two of these wage-and-hour lawsuits against FedEx Ground for an immaterial amount and executed a settlement agreement, which awaits the court’s final approval.

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
Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in approximately 50 class-action lawsuits (including 21 that have been certified as class actions), several individual lawsuits and approximately 40 state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
Most of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multidistrict litigation, discovery on class certification and classification issues and class certification briefing are now complete. In October 2007, we received a decision from the court granting class certification in a Kansas action alleging state law claims on behalf of a statewide class and federal law claims under the Employee Retirement Income Security Act of 1974 on behalf of a nationwide class. In January 2008, the U.S. Court of Appeals for the Seventh Circuit declined our request for appellate review of the class certification decision. In March 2008, the court granted class certification in 19 additional cases and denied it in nine cases. The court has not yet ruled on class certification in the other cases that are pending in the multidistrict litigation. Motions for summary judgment on the classification issue (i.e., independent contractor vs. employee) are pending in all 20 of the multidistrict litigation cases that have been certified as class actions.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. The jury trial in the Anfinson case began in early March 2009 and is still underway. The other contractor-model lawsuits that are not part of the multidistrict litigation are not as far along procedurally as Anfinson and are all currently stayed pending further developments in the multidistrict litigation.
FedEx Ground is also involved in several lawsuits, including one purported class action, brought by drivers of the company’s independent contractors who claim that they were jointly employed by the contractor and FedEx Ground.

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
Antitrust — FedEx Freight Fuel Surcharge. In July 2007, a purported antitrust class-action lawsuit was filed in California federal court, naming FedEx Corporation (particularly FedEx Freight Corporation and its LTL freight subsidiaries) and several other major LTL freight carriers as defendants. The lawsuit alleged that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and sought injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, numerous similar cases were filed against us and other LTL freight carriers, each with allegations of conspiracy to fix fuel surcharge rates along with other related allegations. The U.S. Judicial Panel on Multidistrict Litigation consolidated these cases for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Georgia. In January 2009, the court dismissed the plaintiffs’ consolidated complaint without prejudice for its failure to state a claim upon which relief can be granted, but provided the plaintiffs with the opportunity to file a motion for leave to amend the complaint. The plaintiffs did not file a motion for leave to file an amended consolidated complaint by the deadline set by the court.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the nine-month periods ended February 28, 2009 and February 29, 2008 (in millions):

	Nine Months Ended
	2009	2008
Cash payments for:
Interest (net of capitalized interest)	$68	$107
Income taxes	458	753
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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
February 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,271	$184	$239	$(21)	$2,673
Receivables, less allowances	2	2,857	695	(34)	3,520
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	3	606	55	—	664
Deferred income taxes	—	497	19	—	516

Total current assets	2,276	4,144	1,008	(55)	7,373

PROPERTY AND EQUIPMENT, AT COST	23	27,143	2,190	—	29,356
Less accumulated depreciation and amortization	16	14,622	1,099	—	15,737

Net property and equipment	7	12,521	1,091	—	13,619

INTERCOMPANY RECEIVABLE	1,267	—	399	(1,666)	—
GOODWILL	—	2,294	819	—	3,113
INVESTMENT IN SUBSIDIARIES	12,418	2,137	—	(14,555)	—
PENSION ASSETS	1,681	22	—	—	1,703
OTHER ASSETS	212	1,049	122	(185)	1,198

	$17,861	$22,167	$3,439	$(16,461)	$27,006

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,000	$89	$—	$—	$1,089
Accrued salaries and employee benefits	25	669	111	—	805
Accounts payable	46	1,073	328	(55)	1,392
Accrued expenses	26	1,408	173	—	1,607

Total current liabilities	1,097	3,239	612	(55)	4,893

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	668	—	—	1,918
INTERCOMPANY PAYABLE	—	1,666	—	(1,666)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,633	74	(185)	1,522
Other liabilities	286	2,746	90	—	3,122

Total other long-term liabilities	286	4,379	164	(185)	4,644

STOCKHOLDERS’ INVESTMENT	15,228	12,215	2,663	(14,555)	15,551

	$17,861	$22,167	$3,439	$(16,461)	$27,006

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,101	$166	$272	$—	$1,539
Receivables, less allowances	4	3,310	1,083	(38)	4,359
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	10	710	82	—	802
Deferred income taxes	—	512	32	—	544

Total current assets	1,115	4,698	1,469	(38)	7,244

PROPERTY AND EQUIPMENT, AT COST	24	26,658	2,623	—	29,305
Less accumulated depreciation and amortization	16	14,578	1,233	—	15,827

Net property and equipment	8	12,080	1,390	—	13,478

INTERCOMPANY RECEIVABLE	1,902	—	333	(2,235)	—
GOODWILL	—	2,299	866	—	3,165
INVESTMENT IN SUBSIDIARIES	11,683	2,678	—	(14,361)	—
PENSION ASSETS	813	1	13	—	827
OTHER ASSETS	381	744	153	(359)	919

	$15,902	$22,500	$4,224	$(16,993)	$25,633

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$—	$2	$—	$502
Accrued salaries and employee benefits	41	881	196	—	1,118
Accounts payable	11	1,774	448	(38)	2,195
Accrued expenses	23	1,301	229	—	1,553

Total current liabilities	575	3,956	875	(38)	5,368
LONG-TERM DEBT, LESS CURRENT PORTION	749	756	1	—	1,506
INTERCOMPANY PAYABLE	—	2,235	—	(2,235)	—

OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,518	105	(359)	1,264
Other liabilities	288	2,549	132	—	2,969

Total other long-term liabilities	288	4,067	237	(359)	4,233

STOCKHOLDERS’ INVESTMENT	14,290	11,486	3,111	(14,361)	14,526

	$15,902	$22,500	$4,224	$(16,993)	$25,633

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$6,994	$1,204	$(61)	$8,137

OPERATING EXPENSES:

Salaries and employee benefits	19	2,889	506	—	3,414
Purchased transportation	—	817	253	(10)	1,060
Rentals and landing fees	1	538	71	(1)	609
Depreciation and amortization	—	429	67	—	496
Fuel	—	597	39	—	636
Maintenance and repairs	1	416	32	—	449
Intercompany charges, net	(44)	52	(8)	—	—
Other	23	1,066	252	(50)	1,291

	—	6,804	1,212	(61)	7,955

OPERATING INCOME (LOSS)	—	190	(8)	—	182

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	97	(8)	—	(89)	—
Interest, net	(23)	7	(3)	—	(19)
Intercompany charges, net	24	(30)	6	—	—
Other, net	(1)	(1)	(2)	—	(4)

INCOME (LOSS) BEFORE INCOME TAXES	97	158	(7)	(89)	159

Provision for income taxes	—	56	6	—	62

NET INCOME (LOSS)	$97	$102	$(13)	$(89)	$97

Three Months Ended February 29, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,873	$1,645	$(81)	$9,437

OPERATING EXPENSES:
Salaries and employee benefits	26	2,959	608	—	3,593
Purchased transportation	—	870	329	(25)	1,174
Rentals and landing fees	1	535	80	(1)	615
Depreciation and amortization	—	419	73	—	492
Fuel	—	1,057	77	—	1,134
Maintenance and repairs	1	440	38	—	479
Intercompany charges, net	(53)	(25)	78	—	—
Other	25	1,085	254	(55)	1,309

	—	7,340	1,537	(81)	8,796

OPERATING INCOME	—	533	108	—	641

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	393	68	—	(461)	—
Interest, net	(13)	6	(3)	—	(10)
Intercompany charges, net	14	(19)	5	—	—
Other, net	(1)	—	(2)	—	(3)

INCOME BEFORE INCOME TAXES	393	588	108	(461)	628

Provision for income taxes	—	200	35	—	235

NET INCOME	$393	$388	$73	$(461)	$393

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$23,165	$4,689	$(209)	$27,645

OPERATING EXPENSES:
Salaries and employee benefits	63	8,700	1,739	—	10,502
Purchased transportation	—	2,585	965	(31)	3,519
Rentals and landing fees	3	1,607	230	(2)	1,838
Depreciation and amortization	1	1,271	207	—	1,479
Fuel	—	3,046	224	—	3,270
Maintenance and repairs	1	1,395	111	—	1,507
Intercompany charges, net	(149)	3	146	—	—
Other	81	3,216	813	(176)	3,934

	—	21,823	4,435	(209)	26,049

OPERATING INCOME	—	1,342	254	—	1,596

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	974	137	—	(1,111)	—
Interest, net	(45)	17	(10)	—	(38)
Intercompany charges, net	60	(82)	22	—	—
Other, net	(15)	(3)	11	—	(7)

INCOME BEFORE INCOME TAXES	974	1,411	277	(1,111)	1,551

Provision for income taxes	—	475	102	—	577

NET INCOME	$974	$936	$175	$(1,111)	$974

Nine Months Ended February 29, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$23,307	$5,067	$(287)	$28,087

OPERATING EXPENSES:
Salaries and employee benefits	83	8,685	1,818	—	10,586
Purchased transportation	—	2,508	967	(66)	3,409
Rentals and landing fees	3	1,586	232	(2)	1,819
Depreciation and amortization	1	1,227	219	—	1,447
Fuel	—	2,866	218	—	3,084
Maintenance and repairs	1	1,424	117	—	1,542
Intercompany charges, net	(159)	(100)	259	—	—
Other	71	3,316	794	(219)	3,962

	—	21,512	4,624	(287)	25,849

OPERATING INCOME	—	1,795	443	—	2,238

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,366	214	—	(1,580)	—
Interest, net	(34)	(6)	(10)	—	(50)
Intercompany charges, net	40	(50)	10	—	—
Other, net	(6)	2	(1)	—	(5)

INCOME BEFORE INCOME TAXES	1,366	1,955	442	(1,580)	2,183

Provision for income taxes	—	665	152	—	817

NET INCOME	$1,366	$1,290	$290	$(1,580)	$1,366

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(383)	$2,353	$272	$(21)	$2,221

INVESTING ACTIVITIES
Capital expenditures	—	(1,810)	(177)	—	(1,987)
Proceeds from asset dispositions and other	—	28	7	—	35

CASH USED IN INVESTING ACTIVITIES	—	(1,782)	(170)	—	(1,952)

FINANCING ACTIVITIES
Net transfers from (to) Parent	635	(541)	(94)	—	—
Payment on loan from Parent	17	—	(17)	—	—
Proceeds from debt issuances	1,000	—	—	—	1,000
Principal payments on debt	—	—	(1)	—	(1)
Proceeds from stock issuances	10	—	—	—	10
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(103)	—	—	—	(103)
Other, net	(7)	—	—	—	(7)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,553	(541)	(112)	—	900

Effect of exchange rate changes on cash	—	(12)	(23)	—	(35)

Net increase (decrease) in cash and cash equivalents	1,170	18	(33)	(21)	1,134
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$2,271	$184	$239	$(21)	$2,673

Nine Months Ended February 29, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(259)	$2,103	$333	$—	$2,177

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,971)	(193)	—	(2,165)
Proceeds from asset dispositions and other	—	20	18	—	38

CASH USED IN INVESTING ACTIVITIES	(1)	(1,951)	(175)	—	(2,127)

FINANCING ACTIVITIES
Net transfers from (to) Parent	186	(59)	(127)	—	—
Principal payments on debt	(535)	(86)	(2)	—	(623)
Proceeds from stock issuances	71	—	—	—	71
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(93)	—	—	—	(93)

CASH USED IN FINANCING ACTIVITIES	(348)	(145)	(129)	—	(622)

Effect of exchange rate changes on cash	—	2	12	—	14

Net (decrease) increase in cash and cash equivalents	(608)	9	41	—	(558)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$604	$133	$274	$—	$1,011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2009 and February 29, 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2009 and February 29, 2008. These financial statements are the responsibility of the Company’s management.
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
March 18, 2009

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2008 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing, information technology and customer service support to our transportation segments. In addition, FedEx Services provides retail access for customers through FedEx Office and Print Services, Inc. (“FedEx Office”), primarily for the benefit of FedEx Express and FedEx Ground. These companies represent our major service lines and form the core of our reportable segments. See “Reportable Segments” for further discussion.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues	$8,137	$9,437	(14)		$27,645	$28,087	(2)

Operating income	182	641	(72)		1,596	2,238	(29)

Operating margin	2.2%	6.8%	(460	)bp	5.8%	8.0%	(220	)bp

Net income	$97	$393	(75)		$974	$1,366	(29)

Diluted earnings per share	$0.31	$1.26	(75)		$3.12	$4.37	(29)

The following table shows changes in revenues and operating income by reportable segment for the three- and nine-month periods ended February 28, 2009 compared to February 29, 2008 (dollars in millions):

	Change in		Percent Change in		Change in		Percent Change in
	Revenue		Revenue		Operating Income		Operating Income
	Three	Nine	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended

FedEx Express segment	$(1,079)	$(488)	(18)	(3)	$(380)	$(545)	(89)	(37)
FedEx Ground segment	73	307	4	6	26	71	15	13
FedEx Freight segment	(241)	(157)	(21)	(4)	(105)	(168)	(228)	(73)
FedEx Services segment	(53)	(87)	(10)	(5)	—	—	—	—
Other and eliminations	—	(17)	NM	NM	—	—	—	—

	$(1,300)	$(442)	(14)	(2)	$(459)	$(642)	(72)	(29)

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

The following graph shows our average cost of jet and vehicle fuel per gallon for our transportation segments for the five most recent quarters:
Overview
The continued deterioration in global economic conditions in the third quarter of 2009 resulted in sharply lower revenue and earnings. Our results reflect continued declines in demand for almost all of our services, particularly at FedEx Express and FedEx Freight, due to further reductions in business and consumer spending. Declines in U.S. domestic volumes at FedEx Express were partially mitigated by the exit of a key competitor (DHL) from the market. Business and consumer spending, a key driver of volumes shipped across our networks, has slowed significantly in light of current economic conditions. Production in key customer industries, such as automotive and housing, has reached multi-decade lows, further impacting our volumes. Yields were negatively impacted by lower fuel surcharges and a more competitive pricing environment, as competitors are seeking to protect market share and sustain operations. We experienced the weakest LTL environment in decades, resulting in an extraordinary decline in demand for our freight services despite market share gains. As a result, our FedEx Freight segment recorded an operating loss for the third quarter of 2009. Cost-reduction activities (described below) partially mitigated the impact of the weak global economy on our results for both the third quarter and nine months of 2009. In addition, rapidly declining fuel costs during the third quarter and nine months of 2009 and the timing lag between such declines and adjustments to our fuel surcharges provided a benefit to the respective periods’ results, predominantly at FedEx Express and FedEx Ground. The average price of jet fuel during the third quarter of 2009 was 43% lower than the average during the second quarter of 2009.
Revenue
Revenues decreased during the third quarter of 2009 due to significantly lower volumes at FedEx Express and FedEx Freight as a result of the global recession and lower yields at FedEx Express and FedEx Freight resulting from reduced fuel surcharges and an aggressive pricing environment. At FedEx Express, FedEx International Priority® package (“IP”) volume declined, as growth slowed in every major region of the global economy. Within our FedEx Ground segment, volumes increased during the third quarter of 2009 due to market share gains, including volumes gained from DHL exiting the U.S. market. Revenues decreased during the nine months of 2009 due to reduced volumes in FedEx Express U.S. domestic package, IP and freight services. The volume decrease was partially offset by yield increases in FedEx Express IP, U.S. domestic package and freight services driven by higher fuel surcharges in the first half of 2009.

Operating Income
The following table compares operating expenses as a percent of revenue for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	42.0%	38.1%	38.0%	37.7%
Purchased transportation	13.0	12.4	12.7	12.1
Rentals and landing fees	7.5	6.5	6.6	6.5
Depreciation and amortization	6.1	5.2	5.4	5.1
Fuel	7.8	12.0	11.8	11.0
Maintenance and repairs	5.5	5.1	5.5	5.5
Other	15.9	13.9	14.2	14.1

Total operating expenses	97.8	93.2	94.2	92.0

Operating margin	2.2%	6.8%	5.8%	8.0%

Despite ongoing cost-control efforts, operating income and operating margin decreased significantly in the third quarter of 2009. Weak economic conditions drove year-over-year decreases in volumes at FedEx Express and FedEx Freight and contributed to a more competitive pricing environment that pressured yields, leading to a significant decline in revenue. During the third quarter of 2009, we implemented several actions to lower our cost structure, including base salary reductions for U.S. salaried personnel effective January 1, 2009, and a suspension of 401(k) company matching contributions effective February 1, 2009. Other cost-reduction initiatives during the nine months of 2009 included eliminating variable compensation payouts, implementing a hiring freeze, making significant volume-related reductions in labor hours and line-haul expenses and reducing personnel at FedEx Freight and FedEx Office. In addition, we have exercised stringent control over discretionary spending, such as travel, entertainment and professional fees. Furthermore, we have continued to downsize our networks by adjusting routes and equipment types, temporarily idling equipment, consolidating facilities and deferring facility expansions and aircraft purchases to better match current demand levels.
Operating income and operating margin decreased in the nine months of 2009, as weak economic conditions drove decreases in volumes at FedEx Express and FedEx Freight and limited volume growth at FedEx Ground. Our results were also negatively impacted by the overall effects that significantly higher fuel costs in the first half of 2009 had on demand for our services. Purchased transportation costs increased during the nine months of 2009 primarily due to higher rates paid to FedEx Ground’s contractors and our other third-party transportation providers. The impact of higher fuel costs, particularly in the first quarter of 2009, also contributed to the increase in purchased transportation costs for the nine months of 2009. Fuel expenses increased 6% during the nine months of 2009, primarily due to an increase in the average price per gallon of fuel. However, jet fuel usage decreased 7% during the nine months of 2009, as we reduced flight hours in light of lower business levels. Reduced base copy revenues and expenses associated with organizational changes at FedEx Office also had a negative impact on our results for the third quarter and nine months of 2009. The cost-reduction initiatives (described above) partially mitigated the negative impact of these factors.

Fuel prices significantly decreased sequentially each month throughout the first nine months of 2009 after peaking during the first quarter, while changes in fuel surcharges for FedEx Express and FedEx Ground lagged these decreases by approximately six to eight weeks. We experienced the opposite effect during the nine months of 2008, as fuel prices significantly increased throughout those periods. As a result, fuel surcharges were sufficient to offset incremental fuel costs for both the third quarter and nine months of 2009, based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2009 and 2008 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 39.5% for the third quarter of 2009 and 37.2% for the nine months of 2009, compared with 37.4% for both the third quarter and nine months of 2008. The increase in the tax rate in the third quarter of 2009 was primarily due to lower pre-tax income in 2009. The lower rate in the nine months of 2009 was primarily due to the resolution of an immaterial state income tax matter during the second quarter of 2009. We expect the effective tax rate to be between 37.0% and 38.0% for 2009. The actual rate will depend on a number of factors, including the amount and source of operating income.
Our liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” totaled $88 million at May 31, 2008 and $67 million at February 28, 2009, including $68 million at May 31, 2008 and $56 million at February 28, 2009 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. The changes relate primarily to the resolution of an immaterial state income tax matter during the second quarter of 2009. The U.S. Internal Revenue Service (“IRS”) and certain state and foreign tax authorities are currently examining our returns for various years through 2007. It is reasonably possible that certain U.S. federal, state and foreign income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected net impact of any changes would not be material to our consolidated financial statements.
Outlook
We expect significant declines in revenues and earnings for the fourth quarter of 2009. We anticipate that ongoing weak global economic conditions will persist for the remainder of 2009 and will continue to restrain consumer and business spending, reducing demand for our services and pressuring base yields.
Based on the continued deterioration in the global economy, in March 2009 we announced further actions to reduce our cost structure. These actions will include reductions to our network capacity at FedEx Express and FedEx Freight, further reductions in personnel and labor hours and expansion of salary reductions to non-U.S. employees where permissible. Any future decisions during the fourth quarter of 2009 to alter our networks by eliminating equipment and facilities may lead to asset impairment charges during that period. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.
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

All of our businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. Historically, our fuel surcharges have largely offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings either positively or negatively in the short-term.
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

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about plan assets of a defined benefit pension plan or other postretirement plan. These objectives include disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this FSP will be effective for our fiscal year ending May 31, 2010.
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

FedEx Services segment revenues, which reflect the operations of FedEx Office and FedEx Global Supply Chain Services, decreased 10% during the third quarter and 5% during the nine months of 2009. Revenue generated from new FedEx Office locations added in 2008 and the nine months of 2009 did not offset declines in base copy revenues, incremental operating costs associated with the new locations and expenses associated with organizational changes. Therefore, the allocated net operating costs of FedEx Office increased during the nine months of 2009 despite ongoing cost management efforts. In September 2008, FedEx Office began implementation of organizational changes intended to improve profitability and enhance the customer experience.
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues:
Package:
U.S. overnight box	$1,410	$1,652	(15)		$4,740	$4,883	(3)
U.S. overnight envelope	426	496	(14)		1,437	1,488	(3)
U.S. deferred	682	799	(15)		2,184	2,240	(3)

Total U.S. domestic package revenue	2,518	2,947	(15)		8,361	8,611	(3)

International Priority (IP)	1,507	1,889	(20)		5,481	5,620	(2)
International domestic (1)	117	163	(28)		445	492	(10)

Total package revenue	4,142	4,999	(17)		14,287	14,723	(3)
Freight:
U.S.	523	614	(15)		1,715	1,811	(5)
International priority freight	221	309	(28)		884	913	(3)
International airfreight	69	96	(28)		311	286	9

Total freight revenue	813	1,019	(20)		2,910	3,010	(3)
Other (2)	95	111	(14)		370	322	15

Total revenues	5,050	6,129	(18)		17,567	18,055	(3)
Operating expenses:
Salaries and employee benefits	2,064	2,154	(4)		6,252	6,273	—
Purchased transportation	241	302	(20)		871	881	(1)
Rentals and landing fees	400	421	(5)		1,220	1,249	(2)
Depreciation and amortization	241	240	—		721	704	2
Fuel	551	980	(44)		2,823	2,652	6
Maintenance and repairs	318	346	(8)		1,093	1,124	(3)
Intercompany charges	530	555	(5)		1,595	1,606	(1)
Other	660	706	(7)		2,062	2,091	(1)

Total operating expenses	5,005	5,704	(12)		16,637	16,580	—

Operating income	$45	$425	(89)		$930	$1,475	(37)

Operating margin	0.9%	6.9%	(600	)bp	5.3%	8.2%	(290	)bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China and India.

(2)	Other revenues includes FedEx Trade Networks.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2009	2008	Change	2009	2008	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,177	1,165	1	1,122	1,155	(3)
U.S. overnight envelope	622	659	(6)	621	679	(9)
U.S. deferred	907	966	(6)	855	910	(6)

Total U.S. domestic ADV	2,706	2,790	(3)	2,598	2,744	(5)

IP	450	518	(13)	482	517	(7)
International domestic (2)	281	295	(5)	300	294	2

Total ADV	3,437	3,603	(5)	3,380	3,555	(5)

Revenue per package (yield):
U.S. overnight box	$19.02	$22.51	(16)	$22.24	$22.13	—
U.S. overnight envelope	10.85	11.93	(9)	12.18	11.48	6
U.S. deferred	11.94	13.14	(9)	13.44	12.89	4
U.S. domestic composite	14.77	16.77	(12)	16.94	16.43	3
IP	53.12	57.85	(8)	59.89	56.96	5
International domestic (2)	6.63	8.77	(24)	7.81	8.76	(11)
Composite package yield	19.13	22.02	(13)	22.25	21.69	3

Freight Statistics (1)
Average daily freight pounds:
U.S.	7,664	8,967	(15)	7,431	8,908	(17)
International priority freight	1,590	2,234	(29)	2,041	2,178	(6)
International airfreight	1,251	1,739	(28)	1,575	1,772	(11)

Total average daily freight pounds	10,505	12,940	(19)	11,047	12,858	(14)

Revenue per pound (yield):
U.S.	$1.08	$1.09	(1)	$1.22	$1.06	15
International priority freight	2.21	2.19	1	2.28	2.19	4
International airfreight	0.88	0.89	(1)	1.04	0.85	22
Composite freight yield	1.23	1.25	(2)	1.39	1.23	13

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China and India.
FedEx Express Segment Revenues
FedEx Express segment revenues decreased 18% in the third quarter of 2009 due to a decrease in volumes in virtually all services as a result of the continued deterioration in global economic conditions and lower yields driven by a decrease in fuel surcharges and a more competitive pricing environment. During the third quarter of 2009, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions. FedEx Express segment revenues decreased 3% in the nine months of 2009 also due to decreased volumes resulting from weak global economic conditions. Volume decreases in the nine months of 2009 were partially offset by yield improvement driven by increases in fuel surcharges in the first half of 2009. In addition, one fewer operating day negatively impacted our results for the nine months of 2009.
Decreased fuel surcharges were the primary driver of decreased U.S. domestic package yields during the third quarter of 2009. Lower package weights and a lower rate per pound also contributed to the decrease in U.S. domestic package yields during the third quarter of 2009. In addition to lower fuel surcharges, IP yield decreased during the third quarter of 2009 due to unfavorable exchange rates and lower package weights partially offset by a higher rate per pound. Higher fuel surcharges in the first half of 2009 were the primary driver of increased composite package yields during the nine months of 2009. The increase in U.S. domestic package yields resulting from higher fuel surcharges was partially offset by lower package weights in the nine months of 2009. In addition to higher fuel surcharges, IP yield increased during the nine months of 2009 due to a higher rate per pound, partially offset by unfavorable exchange rates.

On January 5, 2009, and January 7, 2008, we implemented a 6.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%. Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	17.50%	1.00%	13.50%
High	15.00	19.50	34.50	19.50
Weighted-average	8.24	18.45	23.06	15.73

International Fuel Surcharges:
Low	1.00	14.00	1.00	12.00
High	15.00	19.50	34.50	19.50
Weighted-average	10.57	16.89	20.37	15.28
FedEx Express Segment Operating Income
The following table compares operating expenses as a percent of revenue for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	40.9%	35.1%	35.6%	34.7%
Purchased transportation	4.8	4.9	5.0	4.9
Rentals and landing fees	7.9	6.9	6.9	6.9
Depreciation and amortization	4.8	3.9	4.1	3.9
Fuel	10.9	16.0	16.1	14.7
Maintenance and repairs	6.3	5.7	6.2	6.2
Intercompany charges	10.5	9.1	9.1	8.9
Other	13.0	11.5	11.7	11.6

Total operating expenses	99.1	93.1	94.7	91.8

Operating margin	0.9%	6.9%	5.3%	8.2%

FedEx Express segment operating income and operating margin decreased during the third quarter of 2009 primarily as a result of significantly lower shipping volumes due to ongoing weakness in the global economy. FedEx Express segment operating income and operating margin declined in the nine months of 2009 primarily as a result of the continued weak global economy and higher fuel prices, which limited demand for our U.S. domestic package and IP services. Cost containment activities partially mitigated the negative impact of these factors on our operating results for the third quarter and nine months of 2009. Actions during the third quarter and nine months of 2009 included significant volume-related reductions in flight and labor hours, as well as lower fuel consumption and maintenance cost, as we have temporarily grounded a limited number of aircraft due to excess capacity in the current economic environment. Furthermore, we continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees.

Fuel costs decreased 44% in the third quarter of 2009 due to a decrease in the average price per gallon of fuel and increased 6% in the nine months of 2009 due to higher fuel prices primarily in the first quarter of 2009. However, fuel surcharges were sufficient to offset incremental fuel costs for the third quarter and nine months of 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services. Purchased transportation costs decreased 20% in the third quarter of 2009 due to lower IP average daily volume, which reduced the utilization of contract pickup and delivery services, and the strengthening of the U.S. dollar.
FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues	$1,793	$1,720	4		$5,343	$5,036	6
Operating expenses:
Salaries and employee benefits	278	272	2		824	804	2
Purchased transportation (1)	725	745	(3)		2,241	2,136	5
Rentals	58	49	18		167	142	18
Depreciation and amortization	85	77	10		246	227	8
Fuel (1)	3	5	NM		8	11	NM
Maintenance and repairs	35	36	(3)		109	108	1
Intercompany charges	180	172	5		538	496	8
Other	233	194	20		606	579	5

Total operating expenses	1,597	1,550	3		4,739	4,503	5

Operating income	$196	$170	15		$604	$533	13

Operating margin	10.9%	9.9%	100	bp	11.3%	10.6%	70	bp

Average daily package volume
FedEx Ground	3,511	3,445	2		3,440	3,385	2
FedEx SmartPost	1,020	707	44		790	636	24

Revenue per package (yield)
FedEx Ground	$7.62	$7.50	2		$7.72	$7.39	4
FedEx SmartPost	$1.67	$2.11	(21)		$1.92	$2.08	(8)

(1)	We reclassified certain fuel supplement costs related to our independent contractors from fuel expense to purchased transportation expense to conform to the current period presentation.
FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 4% during the third quarter and 6% during the nine months of 2009 due to yield improvement at FedEx Ground and volume growth at both FedEx Ground and FedEx SmartPost. FedEx Ground segment volume growth during the third quarter and nine months of 2009 resulted from market share gains, including volumes gained from DHL exiting the U.S. market, and continued growth in the FedEx Home Delivery service. FedEx Ground volumes also benefited from existing FedEx Express customers’ opting for lower-cost FedEx Ground offerings. The impact of one fewer operating day partially offset the revenue increase in the nine months of 2009.

Yield improvement at FedEx Ground during the third quarter of 2009 was primarily due to increased residential extra service revenue, as well as higher net base rates. Higher fuel surcharges also contributed to the yield improvement at FedEx Ground for the nine months of 2009. At FedEx SmartPost, yields decreased 21% during the third quarter and 8% during the nine months of 2009 due to changes in customer and service mix.
On January 5, 2009, we implemented a 5.9% average list price increase and made various changes to other surcharges on FedEx Ground shipments. On January 7, 2008, we implemented a 4.9% average list price increase and made various changes to other surcharges on FedEx Ground shipments. The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Low	3.25%	5.25%	3.25%	4.50%
High	6.75	6.25	10.50	6.25
Weighted-average	5.07	5.89	7.93	5.08
FedEx Ground Segment Operating Income
The following table compares operating expenses as a percent of revenue for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	15.5%	15.8%	15.4%	16.0%
Purchased transportation	40.4	43.3	42.0	42.4
Rentals	3.2	2.8	3.1	2.8
Depreciation and amortization	4.8	4.5	4.6	4.5
Fuel	0.2	0.3	0.2	0.2
Maintenance and repairs	2.0	2.1	2.0	2.1
Intercompany charges	10.0	10.0	10.1	9.9
Other	13.0	11.3	11.3	11.5

Total operating expenses	89.1	90.1	88.7	89.4

Operating margin	10.9%	9.9%	11.3%	10.6%

FedEx Ground segment operating income and operating margin increased during the third quarter and nine months of 2009 primarily due to yield growth and the timing impact of fuel surcharges. Rapidly declining fuel costs and the timing lag between such declines and adjustments to our fuel surcharges provided a benefit to FedEx Ground results for the third quarter and nine months of 2009.

Purchased transportation costs decreased 3% during the third quarter due to a lower average price per gallon of fuel. Purchased transportation costs increased 5% in the nine months of 2009 as a result of higher rates paid to our independent contractors and the impact of higher fuel costs in the first half of 2009. Included in purchased transportation costs in the nine months of 2008 were costs associated with certain independent contractor incentive programs (described below), which were recorded as incurred primarily in the second quarter of 2008. Rent expense increased 18% during both the third quarter and nine months of 2009 primarily due to higher spending on facilities associated with our multi-year capacity expansion plan. Intercompany charges increased 5% in the third quarter of 2009 primarily due to allocated telecommunication expenses (formerly a direct charge) and increased general and administrative costs. Intercompany charges increased 8% in the nine months of 2009 primarily due to allocated telecommunication expenses (formerly a direct charge), higher allocated customer service costs and higher general and administrative costs. Other operating expenses increased during the third quarter and nine months of 2009 primarily due to higher reserve requirements for liability insurance. Lower legal costs, including settlements, partially offset the increase in other operating expenses in the nine months of 2009.
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
During the third quarter of 2009, because of changes in New Hampshire law regarding independent contractor status, FedEx Ground offered special incentives to encourage each New Hampshire-based single-route pickup-and-delivery contractor to assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes. This New Hampshire-based program was well received. The aggregate amount of these incentives was immaterial and was recorded in the third quarter of 2009.
As of February 28, 2009, nearly 60% of all service areas nationwide are supported by multiple-route contractors.
FedEx Ground is involved in numerous purported or certified class-action lawsuits, state tax and other administrative proceedings and IRS audits that claim or are examining whether the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating (loss)/income and operating margin (dollars in millions) and selected statistics for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues	$914	$1,155	(21)		$3,467	$3,624	(4)
Operating expenses:
Salaries and employee benefits	529	582	(9)		1,735	1,784	(3)
Purchased transportation	104	139	(25)		435	416	5
Rentals	34	30	13		102	87	17
Depreciation and amortization	59	56	5		166	171	(3)
Fuel	83	148	(44)		439	419	5
Maintenance and repairs	33	39	(15)		117	131	(11)
Intercompany charges	29	20	45		80	61	31
Other	102	95	7		331	325	2

Total operating expenses	973	1,109	(12)		3,405	3,394	—

Operating (loss)/income	$(59)	$46	(228)		$62	$230	(73)

Operating margin	(6.5%)	4.0%	(1,050	)bp	1.8%	6.3%	(450	)bp

Average daily LTL shipments (in thousands)	66.0	75.5	(13)		76.4	78.9	(3)
Weight per LTL shipment (lbs)	1,121	1,143	(2)		1,129	1,134	—
LTL yield (revenue per hundredweight)	$18.21	$19.63	(7)		$19.46	$19.53	—
FedEx Freight Segment Revenues
FedEx Freight segment revenues decreased 21% during the third quarter of 2009. Average daily LTL shipments decreased 13% for the third quarter of 2009, as market share gains were more than offset by reduced shipment volumes as a result of the current economic recession, which has resulted in the weakest LTL environment in decades. LTL yield decreased 7% during the third quarter of 2009 due to lower fuel surcharges and the continuing effects of the competitive pricing environment.
FedEx Freight segment revenues decreased 4% for the nine months of 2009 due to a decrease in average daily LTL shipments and one fewer operating day. Average daily LTL shipments decreased 3% for the nine months of 2009, as market share gains were more than offset by reduced shipment volumes as a result of the current economic recession.
On January 5, 2009, we implemented 5.7% general rate increases for FedEx Freight and FedEx National LTL shipments. In January 2008, we implemented a 5.48% general rate increase for FedEx Freight and a commensurate general rate increase for FedEx National LTL. The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Low	9.20%	16.60%	9.20%	14.50%
High	12.80	17.80	23.90	19.70
Weighted-average	10.60	16.90	17.50	16.70

FedEx Freight Segment Operating (Loss)/Income
The following table compares operating expenses as a percent of revenue for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	57.9%	50.4%	50.0%	49.2%
Purchased transportation	11.4	12.0	12.6	11.5
Rentals	3.7	2.6	2.9	2.4
Depreciation and amortization	6.4	4.9	4.8	4.7
Fuel	9.1	12.8	12.7	11.6
Maintenance and repairs	3.6	3.4	3.4	3.6
Intercompany charges	3.2	1.7	2.3	1.7
Other	11.2	8.2	9.5	9.0

Total operating expenses	106.5	96.0	98.2	93.7

Operating margin	(6.5)%	4.0%	1.8%	6.3%

Lower average daily LTL shipments driven by the current economic recession, a competitive pricing environment, costs associated with the consolidation of FedEx Freight offices and severance related to staffing reductions resulted in an operating loss in the third quarter of 2009 and decreased operating income and operating margin for the nine months of 2009 in the FedEx Freight segment. In addition, higher purchased transportation costs negatively impacted operating income and operating margin for the nine months of 2009. Continued cost containment initiatives, including lower variable incentive compensation and stringent control over discretionary spending, partially offset the negative impact of declines in volumes and the competitive pricing environment during the third quarter and nine months of 2009.
Fuel costs decreased 44% during the third quarter of 2009 due to a lower average price per gallon of diesel fuel and decreased fuel consumption due to lower volume levels. Fuel costs increased 5% during the nine months of 2009 due to higher fuel prices primarily in the first quarter of 2009. Based on a static analysis of the year-over-year changes in fuel costs compared to changes in fuel surcharges, fuel surcharges offset the impact of fuel costs for the third quarter and nine months of 2009. However, this analysis does not consider several other effects that high fuel costs and related fuel surcharge levels have on our business, including reduced demand, pressure on base rates and higher rates paid to our third-party transportation providers.
Purchased transportation costs decreased 25% in the third quarter of 2009 due to lower rates paid to third-party providers and decreased utilization of third-party providers. Purchased transportation costs increased 5% in the nine months of 2009 primarily due to higher rates paid to third-party providers. Rent expense increased 13% in the third quarter and 17% in the nine months of 2009 primarily due to service center expansions related to strategically investing in key markets for long-term growth. Intercompany charges increased in the third quarter and nine months of 2009 due to allocated telecommunication expenses (formerly a direct charge) and higher allocated information technology costs. Other operating expenses during the third quarter of 2008 included a gain related to the sale of an operating facility.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $2.673 billion at February 28, 2009, compared to $1.539 billion at May 31, 2008. The following table provides a summary of our cash flows for the nine-month periods ended February 28, 2009 and February 29, 2008 (in millions):

	2009	2008
Operating activities:
Net income	$974	$1,366
Noncash charges and credits	1,756	1,773
Changes in assets and liabilities	(509)	(962)

Cash provided by operating activities	2,221	2,177

Investing activities:
Capital expenditures and other	(1,952)	(2,127)

Cash used in investing activities	(1,952)	(2,127)

Financing activities:
Proceeds from debt issuances	1,000	—
Principal payments on debt	(1)	(623)
Dividends paid	(103)	(93)
Proceeds from stock issuances	10	71
Other	(6)	23

Cash provided by (used in) financing activities	900	(622)

Effect of exchange rate changes on cash	(35)	14

Net increase (decrease) in cash and cash equivalents	$1,134	$(558)

Cash Provided by Operating Activities. Cash flows from operating activities increased $44 million in the nine months of 2009 primarily due to year-over-year reductions in income tax and interest payments, partially offset by reduced operating income. We made tax-deductible voluntary contributions of $483 million to our qualified U.S. domestic pension plans during the nine months of 2009 and $479 million during the nine months of 2008.
Cash Used for Investing Activities. Capital expenditures during the nine months of 2009 were 8% lower largely due to decreased spending at FedEx Services and FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2009 and 2008.
Cash Provided by (Used in) Financing Activities. In January 2009, we issued $1 billion of senior unsecured debt, comprised of fixed-rate notes totaling $250 million due in January 2014 and $750 million due in January 2019. The fixed-rate notes due in January 2014 bear interest at an annual rate of 7.375%, payable semi-annually, and the fixed-rate notes due in January 2019 bear interest at an annual rate of 8.00%, payable semi-annually. We plan to use the net proceeds for working capital and general corporate purposes, including the repayment upon maturity of all or a portion of our $500 million aggregate principal amount of 3.50% notes maturing on April 1, 2009 and all or a portion of our $500 million aggregate principal amount of 5.50% notes maturing on August 15, 2009.

A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. This revolving credit agreement expires in July 2010. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at February 28, 2009. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of February 28, 2009, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid $103 million of dividends in the nine months of 2009 and $93 million in the nine months of 2008. On February 13, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on April 1, 2009 to stockholders of record as of the close of business on March 11, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
The following table compares capital expenditures by asset category and reportable segment for the three- and nine-month periods ended February 28, 2009 and February 29, 2008 (in millions):

					Percent Change
					2009/2008
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2009	2008	2009	2008	Ended	Ended
Aircraft and related equipment	$233	$222	$759	$692	5	10
Facilities and sort equipment	200	230	595	654	(13)	(9)
Information and technology investments	73	74	214	264	(1)	(19)
Vehicles	53	51	284	359	4	(21)
Other equipment	41	66	135	196	(38)	(31)

Total capital expenditures	$600	$643	$1,987	$2,165	(7)	(8)

FedEx Express segment	$334	$389	$1,088	$1,213	(14)	(10)
FedEx Ground segment	163	90	512	378	81	35
FedEx Freight segment	58	54	215	234	7	(8)
FedEx Services segment	45	109	172	339	(59)	(49)
Other	—	1	—	1	(100)	(100)

Total capital expenditures	$600	$643	$1,987	$2,165	(7)	(8)

Capital expenditures during the nine months of 2009 were lower than the prior-year period primarily due to the postponement of several information technology projects along with the completion of several multi-year software enterprise license agreement projects in the prior-year period at FedEx Services. Decreased spending at FedEx Express for facility expansion also contributed to the decrease in capital expenditures during the nine months of 2009. These decreases were partially offset by increased spending at FedEx Ground for land purchases and facilities and sort equipment associated with its comprehensive network expansion plan.

LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations, our commercial paper program, revolving bank credit facility and shelf registration statement with the Securities and Exchange Commission (“SEC”) are adequate to meet our liquidity needs for the foreseeable future, including working capital, capital expenditure requirements and debt payment obligations (described above). We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically for future growth.
Other forms of secured financing may be used to obtain capital assets if we determine that they best suit our needs for the foreseeable future. Historically, we have been successful in obtaining investment capital, both domestic and international, although the marketplace for such capital can become restricted depending on a variety of economic factors.
Global credit markets have recently experienced significant liquidity disruptions, and continued uncertainty in the credit markets has made financing terms for borrowers less attractive and in certain cases has resulted in the unavailability of certain types of debt financing, such as commercial paper. Although these factors may make it difficult or expensive for us to access credit markets, we still have access to credit, evidenced by our debt issuance in the third quarter of 2009.
Our capital expenditures are expected to be approximately $2.5 billion in 2009. Our 2009 capital expenditures include spending for aircraft and related equipment at FedEx Express, facility expansion at FedEx Ground and revenue equipment at FedEx Freight. We also continue to invest in productivity-enhancing technologies. Aircraft-related capital outlays include the B757s, the first of which entered revenue service in 2009 and which are 47% more fuel-efficient per unit than the aircraft type they are replacing, and the new B777Fs, the first of which is expected to enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth.
In December 2008, we reached an agreement with Boeing to defer the delivery of certain B777F aircraft by up to 17 months. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act. In January 2009, we also obtained an option to purchase an additional 15 B777F aircraft. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
As noted above, during the nine months of 2009, we made $483 million in voluntary contributions to our qualified U.S. domestic pension plans (“U.S. Plans”). While our U.S. Plans have ample funds to meet benefit payments, current market conditions have negatively impacted asset values and could significantly impact funding requirements in 2010. Any such requirements will depend upon the funded status of the U.S. Plans on May 31, 2009 and will be partially mitigated by the temporary funding relief provided by the Worker, Retiree, and Employer Recovery Act of 2008, which was enacted into law in December 2008. We are not legally required to make any additional significant contributions to the U.S. Plans for the remainder of 2009. However, in order to improve the funded status of our principal pension plans, we may make additional voluntary contributions in 2009. In any event, a substantial year-over-year increase in our pension expense in 2010 is likely based on current conditions.
We have not repurchased any shares in recent years. However, we currently have the liquidity to repurchase shares and may do so in the future. A total of 5.75 million shares remain under existing share repurchase authorizations.

We have a senior unsecured debt credit rating from Standard & Poor’s of BBB and commercial paper rating of A-2. During the third quarter of 2009, Moody’s Investors Service reaffirmed our senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2. However, Moody’s downgraded our ratings outlook to “negative.” Standard & Poor’s characterizes our ratings outlook as “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become limited.
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of February 28, 2009. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2009. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year
	(in millions)
	2009 (1)	2010	2011	2012	2013	Thereafter	Total
Operating activities:
Operating leases	$474	$1,750	$1,574	$1,417	$1,285	$8,465	$14,965
Non-capital purchase obligations and other	108	198	131	101	53	136	727
Interest on long-term debt	55	79	65	47	20	1,534	1,800

Investing activities:
Aircraft and aircraft-related capital commitments	212	790	727	477	425	2,390	5,021
Other capital purchase obligations	14	10	—	—	—	—	24

Financing activities:
Debt	500	500	250	—	300	1,239	2,789
Capital lease obligations	3	97	8	8	119	17	252

Total	$1,366	$3,424	$2,755	$2,050	$2,202	$13,781	$25,578

(1)	Cash obligations for the remainder of 2009.
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
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2009.
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

Included in the preceding table within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability for uncertain tax positions under FIN 48. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($62 million) is excluded from the preceding table.
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
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2009, we have scheduled debt payments of $503 million, which includes $500 million of principal payments on our 3.5% unsecured notes maturing in April 2009 and payments on capital leases. Capital lease obligations represent principal and interest payments.
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
Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. While we have not made any changes to our critical accounting estimates during the first nine months of 2009, the discussion of our accounting for long-lived assets has been updated below to reflect impairment considerations for 2009.
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value.

Ongoing weak global economic conditions have had a negative impact on our overall earnings and the profitability of our reporting units during 2009, which has reduced our market capitalization. However, we do not believe that these factors indicate that the fair value of our reporting units has more likely than not fallen below their carrying values as of February 28, 2009. There is an increased risk, however, as a result of further deterioration in economic conditions, that we could record a noncash impairment charge relating to goodwill during the fourth quarter of 2009 in connection with our annual impairment tests for one or more of our reporting units, particularly in our FedEx Services and FedEx Freight segments.
LONG-LIVED ASSETS. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs or lower operating costs of newer aircraft types, and those decisions may result in an impairment charge. Accordingly, as discussed in the Outlook section of this MD&A, any future decisions during the fourth quarter of 2009 to alter our networks by eliminating equipment and facilities may lead to asset impairment charges during the fourth quarter of 2009.
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations,” and “Critical Accounting Estimates” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, trade, labor (such as card check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, patent litigation, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of February 28, 2009, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Our exposure to foreign currency fluctuations is more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the three-month and nine-month periods ended February 28, 2009, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate; however, this strengthening did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our fuel surcharges. However, our fuel surcharges for FedEx Express and FedEx Ground have a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 3% for FedEx Ground before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be significantly affected should the spot price of fuel suddenly change by a substantial amount or change by amounts that do not result in an adjustment in our fuel surcharges. Thus, in periods of rising fuel prices, as seen from the second quarter of 2008 through the first quarter of 2009, this lag has a negative impact on our operating income. Conversely, during the second and third quarter of 2009, rapidly declining fuel prices produced a benefit, as surcharge levels were set prior to the decline in price.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2
Form of revised Management Retention Agreement, dated December 2008, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., David F. Rebholz and Christine P. Richards.

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

FEDEX CORPORATION
Date: March 20, 2009	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2
Form of revised Management Retention Agreement, dated December 2008, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., David F. Rebholz and Christine P. Richards.

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