Form 10-K
period 2009-05-31
FEDEX CORP
filed 2009-07-15
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009.
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
Yes ☑     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 28, 2008, was approximately $20.5 billion. The Registrant has no non-voting stock.
As of July 13, 2009, 312,334,216 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2009 annual meeting of stockholders to be held on September 28, 2009 are incorporated by reference in response to Part III of this Report.

PART I
ITEM 1. BUSINESS
Overview
FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in four reportable business segments:
•	FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global ocean and air cargo distribution.

•	FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading provider of small-package ground delivery service. FedEx Ground provides low-cost, day-certain service to every business address in the United States and Canada, as well as residential delivery to nearly 100% of U.S. residences through FedEx Home Delivery. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service or Canada Post Corporation for final delivery to any residential address or PO Box in the United States and Canada.

•	FedEx Freight: FedEx Freight Corporation is a leading U.S. provider of less-than-truckload (“LTL”) freight services through its FedEx Freight business (regional LTL freight services) and its FedEx National LTL business (long-haul LTL freight services). The FedEx Freight segment also includes FedEx Custom Critical, Inc., North America’s largest time-specific, critical shipment carrier.

•	FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides our other companies with sales, marketing and information technology support, as well as customer service support through FedEx Customer Information Services, Inc. The FedEx Services segment also includes FedEx Office and Print Services, Inc. (“FedEx Office”), a leading provider of document solutions and business services, and FedEx Global Supply Chain Services, Inc., which offers a range of supply chain solutions.
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

Strategy
FedEx was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of our operating companies. Through our holding company, we provide strategic direction to, and coordination of, the FedEx portfolio of companies. We intend to continue leveraging and extending the FedEx brand and providing our customers with convenient, seamless access to our entire portfolio of integrated services.
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
Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate. For example, although the current global recession has negatively impacted all of our companies, our FedEx Express, FedEx Freight and FedEx Services segments have been disproportionately affected. Meanwhile, our FedEx Ground segment continues to grow. Accordingly, although we have implemented cost-reduction initiatives across the enterprise during 2009, these initiatives have been focused particularly on our FedEx Express, FedEx Freight and FedEx Services segments. For instance, we have reduced hours, personnel and network capacity at those segments, but we continue to increase network capacity at the FedEx Ground segment, albeit at a slower rate.

The following four trends have driven world commerce and shaped the global marketplace in the recent past, and despite the current global recession, we believe they will continue to do so over the long term:
•	Increase in High-Tech and High-Value-Added Businesses: High-tech and high-value-added goods have increased as a percentage of total economic output, and our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.

•	Globalization: As the world’s economy has become more fully integrated, companies are sourcing and selling globally. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities.

•	Supply Chain Acceleration: As the economy has become increasingly global, it has also become more fast-paced, and companies of all sizes now depend on the delivery of just-in-time inventory to help them compete. We have taken advantage of the move toward faster, more efficient supply chains by helping customers obtain near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

•	Growth of E-Commerce: E-commerce acts as a catalyst for the other three trends and is a vital growth engine for businesses. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce.
These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward stronger long-term growth, productivity and profitability. To this end, we are pursuing a number of initiatives to continue to enhance the FedEx customer experience. For instance, notwithstanding the current global recession, we continue to invest in long-term strategic projects focused on expanding our global networks to accommodate future volume growth and increase customer convenience. In addition, we are broadening and more effectively bundling our portfolio of services in response to the needs and desires of our customers. For example, in 2009, we:
•	Launched FedEx Express Nacional, a domestic next-business-day service in Mexico, in light of projections of significant growth in Mexico’s express shipping market in the next ten years. The new service provides highly reliable and convenient express shipping solutions across Mexico with the support of two new centers of operations that we opened in Toluca and San Luis Potosi.

•	Upgraded FedEx Express international next-business-day delivery service, FedEx International Priority, from Europe to major U.S. East Coast cities. The service enhancements provide our European customers with overnight access to more ZIP codes in key markets along the U.S. East Coast, as well as later pick-up times.

•	Introduced LTL freight delivery by 10:30 a.m. backed by a money-back guarantee. The new service, FedEx Freight A.M., provides our customers with greater flexibility and control over their LTL freight shipments.
In June 2009, we announced a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (over 900 locations), beginning later in calendar 2009. These additional staffed drop-off locations are expected to complement our existing retail network, including our FedEx Office and Print Centers, and further expand customer access to our services.

In sum, our overall long-term goal is to:
•	deliver superior financial returns for our stockholders;
•	expand our portfolio of services to meet our customers’ needs; and
•	execute our “compete collectively, operate independently, manage collaboratively” strategy with both discipline and imagination.
Reputation and Responsibility
By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2009, FedEx ranked seventh in FORTUNE magazine’s “World’s Most Admired Companies” list — the eighth consecutive year we have been ranked in the top ten on the list. In addition, FedEx continued to rank highest in customer satisfaction in the University of Michigan Business School National Quality Research Center’s American Customer Satisfaction Index in the express delivery category.
FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in global citizenship. FedEx understands that a sustainable global business is tied to our global citizenship. We are committed to sustainably connecting the world and enhancing the long-term value of the company for our shareowners and for the communities and businesses that rely on our services. In 2009, we published our first global citizenship report (available at http://about.fedex.designcdt.com/ citizenship_report), which frames how we think about our responsibilities in the area of global citizenship and includes important goals and metrics that demonstrate our commitment to fulfilling these responsibilities.
Our People
Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2009, we were listed among FORTUNE’s “100 Best Companies to Work for in America” — a list that we have made in 11 of the past 12 years. In June 2009, we were listed among Black Enterprise magazine’s “40 Best Companies for Diversity” — a list that we have made for five straight years, since its inception. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 280,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare.
Our Community
FedEx is committed to causes that help improve the communities where we live and work worldwide. We leverage our infrastructure, our people and our philanthropic resources to help these communities achieve their goals. In addition to corporate philanthropy and employee volunteerism, we maintain relationships with charitable organizations that enable us to have a strategic impact in key areas, including disaster relief, pedestrian safety, education and diversity.

Disaster Relief. We provide relief and lifesaving aid to victims of disaster. We work with the following global organizations to assist in relief, recovery and disaster-preparedness planning efforts:
•	American Red Cross: We have provided in-kind shipping, financial support and volunteers to the American Red Cross for more than a decade. We are the organization’s largest transportation donor and are recognized as the backbone of its U.S. disaster logistics system.
•	Salvation Army: We provide support for Salvation Army Disaster Response Services. We have provided the Salvation Army with the funding to purchase 13 Emergency Services Response Units — canteen trucks that are deployed during emergencies and disasters and are capable of feeding thousands of people per day.
•	Heart to Heart International: Through our relationship with Heart to Heart International, we have moved disaster relief supplies to many countries throughout the world.
Safety and Health. We use our global reach and expertise to further the capabilities of the following safety and health organizations, helping to prevent illness and injury:
•	Safe Kids Worldwide: Through programs such as Safe Kids “Walk This Way,” FedEx and Safe Kids Worldwide have teamed up with local governments to create and improve critical infrastructure and boost support for child-pedestrian safety.
•	ORBIS International: Our pilots volunteer their time to fly ORBIS International’s “Flying Eye Hospital” — a converted DC-10 aircraft equipped with surgical and training facilities — to remote locations around the world.
Education. We support the following organizations that provide students with high-quality educational experiences, allowing them to succeed in the global economy, and we provide minority students access to scholarship funds they need to obtain a higher education.
•	Teach for America: We support Teach for America’s efforts to provide students in urban and rural public schools with a high-quality education and to increase the number and diversity of the organization’s teachers.
•	Junior Achievement: Our support of Junior Achievement has helped millions of children a year learn the value of free enterprise and gain skills for success in the global market economy.
Diversity. We support a number of organizations and programs that promote human rights, equality and the value of cultural differences, including:
•	Minority Scholarship Support: We support minority access to higher education by funding scholarships, such as the Hispanic Scholarship Fund, the United Negro College Fund and the Asian and Pacific Islander American Scholarship Fund.
•	National Civil Rights Museum: FedEx is a major sponsor of the National Civil Rights Museum, which educates the public on lessons of the Civil Rights Movement in the United States and its impact and influence on the human rights movement worldwide.

United Way of America. We believe the United Way is one of the most effective and efficient ways of meeting community needs and have supported the annual United Way fundraising campaign since 1975.
The Environment
We are committed to protecting the environment. FedEx evaluates the environmental impacts of our packaging and copy and print services, and minimizes waste generation through efforts that include recycling and pollution prevention and the use of copy paper with a high recycled content.
FedEx is actively involved in efforts to promote cleaner air by reducing emissions through efficient route planning and the use of clean, alternative and renewable energy sources. First in our industry to introduce hybrid vans in our fleet, we now operate more than 170 hybrid vehicles around the globe, with more than three million miles in revenue service. Our hybrid electric vehicles decrease greenhouse gas emissions by approximately 25 percent and increase fuel economy by over 40 percent compared with conventional vehicles.
Our solar power generation systems represent another step we are taking toward progressive environmental stewardship and resource sustainability. In calendar 2005, we installed a solar-electric system atop the FedEx Express regional hub in Oakland. To date, this solar-electric system has provided more than 3 million kilowatt-hours (KWh) of clean energy. Since then, we have installed solar-electric systems at two of FedEx Freight’s facilities in California, and we are constructing a state-of-the-art, solar-electric sorting-and-handling facility in Cologne, Germany, which is scheduled to be completed in 2010.
We are also modernizing our aircraft fleet. For example, we are retiring and replacing older Boeing 727s with more fuel-efficient and quieter Boeing 757s. The use of newer and more fuel efficient aircraft will reduce our greenhouse gas emissions and airport noise and increase our jet fuel efficiency. Also, as noted below, we have selected the fuel-efficient Boeing 777 Freighter (“B777F”) aircraft to meet future international operational needs.
Governance
FedEx has an independent Board of Directors committed to the highest quality corporate governance. Reflecting this commitment, we have embraced the spirit of corporate governance reform rather than merely meeting the minimum compliance standards set forth in the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange’s corporate governance listing standards. We have implemented many governance enhancements that go well beyond those legal requirements. For example, within the past few years, we have:
•	Added a number of highly qualified, independent directors to the Board, including: Steven R. Loranger, the CEO of ITT Corporation; Gary W. Loveman, the CEO of Harrah’s Entertainment; and Ambassador Susan C. Schwab, former U.S. Trade Representative.
•	Adopted a majority-voting standard in uncontested director elections and a resignation requirement for directors who fail to receive the required majority vote. The Board is prohibited from changing back to a plurality-voting standard without the approval of our stockholders.
•	Amended our bylaws to require stockholder approval for any future “poison pill” prior to or within 12 months after adoption of the poison pill.

Our Board of Directors reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, at least annually in light of best practices and makes whatever changes are necessary to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available in the corporate governance section of the Investor Relations page of our Web site at http://www.fedex.com/us/investorrelations. We will post in the corporate governance section of the Investor Relations page of our Web site information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required. The information on our Web site, however, does not form part of this Report.
Business Segments
The following describes in more detail the operations of each of our reportable segments:
FedEx Express Segment
FedEx Express
Overview
FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express offers time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 140,000 employees and has approximately 57,000 drop-off locations (including FedEx Office and Print Centers), 654 aircraft and approximately 51,000 vehicles and trailers in its integrated global network.
Services
FedEx Express offers a wide range of shipping services for delivery of packages and freight. Overnight package services are backed by money-back guarantees and extend to virtually the entire United States population. FedEx Express offers three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx Same Day service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers express freight services backed by money-back guarantees to handle the needs of the time-definite global freight market.
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
International Expansion
Notwithstanding the current global recession, we remain focused on the long-term expansion of our international presence, especially in key markets such as China, India and Europe.

We began serving China in 1984, and since that time, we have expanded our service to cover more than 200 cities and counties across the country. We have recently taken several important actions that increase our presence in China and bolster our leadership in the global air cargo industry:
•	In 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new hub assumed and expanded the activities of our previous hub in Subic Bay, Philippines. We believe the new hub will better serve our global customers doing business in and with the China and Asia-Pacific markets.
•	In 2007, we initiated time-certain domestic delivery service in China. Our China domestic service is supported by a money-back guarantee and real-time package status tracking. Our China domestic network relies on a hub-and-spoke system centered at the Hangzhou Xiaoshan International Airport, located in East China’s Zhejiang Province.
•	In 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) fifty percent share of the FedEx-DTW International Priority joint venture and assets relating to DTW Group’s domestic network in China. The acquisition converted our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary. The acquisition increased our presence in China in the international market and established our presence in the domestic market.
In support of our international operations, we are expanding our European hub at Roissy-Charles de Gaulle Airport in Paris, France. The expansion project, which is scheduled to be completed in 2010, will substantially increase capacity at the hub. Also, we have agreed, subject to certain conditions, to purchase 30 B777F aircraft, a new high-capacity, long-range airplane, with deliveries beginning in 2010. We also hold an option to purchase an additional 15 B777F aircraft. To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.
U.S. Postal Service Agreement
Under an agreement with the U.S. Postal Service that runs through September 2013, FedEx Express provides domestic air transportation services to the U.S. Postal Service, including for its First-Class, Priority and Express Mail. FedEx Express also has approximately 5,000 drop boxes at U.S. Post Offices in approximately 340 metropolitan areas and provides transportation and delivery for the U.S. Postal Service’s international delivery service called Global Express Guaranteed (GXG).
Pricing
FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the average spot price for jet fuel. For example, the fuel surcharge for June 2009 was based on the average spot price for jet fuel published for April 2009. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2009 — 17%; 2008 — 17%; and 2007 — 13%. These percentages reflect certain fuel surcharge reductions that are associated with our annual base rate increases.
Operations
FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility, which we have significantly expanded recently, is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland, and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. In June 2009, FedEx Express began operations at a new regional hub in Greensboro, North Carolina.
Facilities in Anchorage, Paris and Guangzhou serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Guangzhou and Paris are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.
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
FedEx Office offers retail access to FedEx Express shipping services at all of its U.S. locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside some U.S. Post Offices.

Fuel Supplies and Costs
During 2009, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”
The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

	Total Cost	Percentage of Consolidated
Fiscal Year	(in millions)	Revenues
2009	$2,932	8.3%
2008	3,396	8.9
2007	2,639	7.5
2006	2,497	7.7
2005	1,780	6.1
Approximately 11% of FedEx Express’s requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express’s requirement is satisfied by retail purchases with various discounts.
Competition
As described in Item 1A of this Annual Report on Form 10-K (“Risk Factors”), the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings.
Competitors within the United States include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. DHL exited the U.S. domestic package market during 2009. FedEx Express’s principal international competitors are DHL, UPS, TNT, other foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.
Employees
David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2009, FedEx Express employed approximately 93,000 permanent full-time and 47,000 permanent part-time employees, of which approximately 16% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 26% of all employees. FedEx Express believes its relationship with its employees is excellent.
The pilots of FedEx Express, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a four-year collective bargaining agreement that took effect in October 2006. Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.
Integration of CTS
Effective June 1, 2009, Caribbean Transportation Services, Inc. (“CTS”), a provider of airfreight forwarding services between the United States and Puerto Rico, the Dominican Republic, Costa Rica and the Caribbean Islands, was merged with and into FedEx Express. The purpose of the merger was to leverage synergies between CTS, previously a subsidiary of FedEx Freight Corporation, and FedEx Express and to gain cost efficiencies by maximizing the use of FedEx Express assets for this service offering.

FedEx Trade Networks
FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air cargo distribution. FedEx Trade Networks provides customs clearance services for FedEx Express at its major hub facilities. Value-added services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for over 100 customs areas worldwide. FedEx Trade Networks has approximately 3,000 employees and 90 offices in 75 service locations throughout North America and in Asia. Offices are maintained in major European markets and additional Asian locations through dedicated agents.
FedEx Ground Segment
FedEx Ground
Overview
By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back-guaranteed ground package delivery services. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental United States population and overnight service of up to 400 miles to nearly 100% of the continental United States population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers.
FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. In addition, FedEx Ground is in the midst of a major network capacity expansion program, which is expected to increase its daily pick-up capacity to approximately five million packages by calendar 2012. The multi-phase plan includes the addition of hubs, the expansion of existing hubs and the expansion or relocation of other existing facilities. Each of the new hubs will feature the latest automated sorting technology.
In addition to FedEx Ground’s business-to-business service, the company offers FedEx Home Delivery, which reaches nearly 100% of U.S. residences. FedEx Home Delivery is dedicated exclusively to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee.

Pricing
FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Office and Print Center or FedEx Authorized ShipCenter.
FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2009 was based on the average diesel fuel price published for April 2009. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.
Operations
FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 520 facilities, including 32 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 22,500 owner-operated vehicles and 31,500 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.
Advanced automated sorting technology is used to streamline the handling of over 3.4 million packages daily. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx Web site, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Technology.”
FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.
As of May 31, 2009, FedEx Ground had approximately 45,000 employees and 12,800 independent contractors. David F. Rebholz is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS and the U.S. Postal Service. DHL exited the U.S. domestic package market during 2009.

Evolution of Independent Contractor Model
FedEx Ground relies on owner-operators to conduct its line-haul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Although FedEx Ground believes its relationship with its employees and independent contractors is excellent, the company is involved in numerous purported or certified class-action lawsuits and other proceedings that claim or are examining whether the company’s owner-operators should be treated as employees, rather than independent contractors. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 17 of the accompanying consolidated financial statements. As a result of this increased regulatory and legal uncertainty, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. As an example, FedEx Ground has an ongoing nationwide program to provide greater incentives to contractors who choose to grow their businesses by adding routes. In addition, because of state-specific legal and regulatory issues:
•	In 2008, FedEx Ground offered special incentives to encourage California-based single-route contractors to transform their operations into multiple-route businesses or sell their routes to others; and
•	During 2009, FedEx Ground offered special incentives to encourage each New Hampshire-based and Maryland-based single-route pickup-and-delivery contractor to assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes.
As of May 31, 2009, approximately 60% of all FedEx Ground service areas nationwide are supported by multiple-route contractors, which comprise approximately 35% of all FedEx Ground contractors.
FedEx SmartPost
FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the U.S. Postal Service for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a U.S. Postal Service facility for final delivery by a postal carrier. Through its network of 22 distribution hubs and approximately 3,200 employees, FedEx SmartPost provides delivery Monday through Saturday to all residential addresses in the U.S., including PO Boxes and military destinations. In 2009, FedEx SmartPost expanded its service into Canada for U.S. shippers by using the residential delivery capabilities of the Canada Post Corporation. The new service, FedEx SmartPost International, is available to all residential addresses, including PO Boxes, in Canada and includes around-the-clock shipment tracking status updates via fedex.com.
FedEx Freight Segment
FedEx Freight Corporation
FedEx Freight Corporation provides a full range of LTL freight services through its FedEx Freight (regional LTL freight services), FedEx National LTL (long-haul LTL freight services) and FedEx Freight Canada businesses, and is known for its exceptional service, reliability and on-time performance.
Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually all U.S. ZIP Codes (including Alaska and Hawaii) with industry-leading transit times. In 2009, FedEx Freight reduced its transit times by at least one day in approximately 2,600 service lanes throughout the United States. FedEx Freight’s services are supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight Canada offers freight delivery service throughout Canada, and FedEx Freight serves Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation.

FedEx Freight specializes in fast-cycle distribution and provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times, after-hours pickup or delivery, or same-day delivery. FedEx Freight’s fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information. The FedEx Freight Advance Notice service feature uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. As noted above, in 2009, we introduced FedEx Freight A.M. service — freight delivery by 10:30 a.m. backed by a money-back guarantee.
Since the acquisition of FedEx National LTL in 2007, we have significantly improved the company’s on-time service reliability by integrating and reengineering its network. FedEx National LTL is now a leader when it comes to reliability in the long-haul LTL freight market segment (three-day and more service lanes). FedEx Freight and FedEx National LTL have an indexed fuel surcharge, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.
As of May 31, 2009, FedEx Freight Corporation was operating approximately 59,000 vehicles and trailers from a network of 480 service centers, and the FedEx Freight segment had approximately 33,000 employees. Douglas G. Duncan is the President and Chief Executive Officer of FedEx Freight Corporation, which is based in Memphis, Tennessee. FedEx Freight’s primary multiregional LTL freight competitors are Con-Way Freight, a subsidiary of Con-way Inc., YRC Regional Transportation, a division of YRC Worldwide Inc., and UPS Freight. FedEx National LTL’s primary long-haul LTL freight competitors are YRC National Transportation, a division of YRC Worldwide Inc., and ABF Freight System, Inc.
FedEx Custom Critical
FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its divisions are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited LTL shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. Service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the company’s Shipping Toolkit, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,300 vehicles, operated by owner-operators and their drivers, which are dispatched out of approximately 140 geographically-based staging areas.
FedEx Services Segment
FedEx Services
FedEx Services provides our other companies with sales, marketing, information technology and customer service support. Through FedEx Services and its subsidiary FedEx Customer Information Services, Inc., we provide a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of express and ground services and to help ensure a consistent and outstanding experience for our customers.

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2009, the FedEx Services segment had approximately 35,500 employees (including 20,400 at FedEx Office).
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
The fedex.com Web site was launched fifteen years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. The advanced tracking capability within My FedEx provides customers with a consolidated view of inbound, outbound and third-party shipments. FedEx Desktop provides customers the benefit of working offline and having real-time shipment updates sent directly to their computer desktop.
FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry, and includes enhanced support for the iPhone, iPhone 3G and iPod Touch. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location data for FedEx shipments. FedEx also uses wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.
We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes.
In 2009, we launched new, state-of-the-art tracking technologies to provide customers with real-time visibility to shipment status via Web, desktop or mobile devices. Available globally in over 25 languages, the new tracking experience includes a shipment progression graphic enabling users to get tracking information. Users now have the ability to view tracking results based on different time zones, order or shipment events and weight conventions. Tracking numbers can also be saved, eliminating the need to reenter data for subsequent tracks.

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
Information Security
FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’ privacy, and we strive to provide a safe, secure online environment for our customers. We are in full compliance with the Payment Card Industry Data Security Standard, a set of comprehensive requirements for enhancing payment account data security developed by the Payment Card Industry Security Standards Council.
ISO 9001 Certification
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
FedEx Office
FedEx Office is a leading provider of document and business services. FedEx Office’s global network of digitally-connected locations offers access to copying and digital printing, professional finishing, document creation, signs and graphics, direct mail, Web-based printing, Internet access, computer rentals, videoconferencing and the full range of FedEx day-definite ground shipping and time-definite global express shipping services.

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
In response to challenging business conditions, during 2009, FedEx Office initiated an internal reorganization designed to improve its revenue-generating capabilities and reduce costs. Several actions were taken during 2009 to reduce the company’s cost structure and position the company for long-term profitability in connection with broader economic recovery. We expect that future strategies to increase revenue at FedEx Office will focus on the company’s core competencies relating to copying, digital printing and shipping services.
As of May 31, 2009, FedEx Office’s operations included approximately 1,800 FedEx Office and Print Centers in the United States and 135 additional locations in seven other countries, as well as 29 commercial production centers. FedEx Office is headquartered in Dallas, Texas.
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
The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, as well as personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.
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

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. In July 2007, the TSA issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contained many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements could impose material costs on us.
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
Our operations within foreign countries, such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, in 2009, the Chinese government adopted postal regulation that excludes foreign-invested companies such as FedEx from competing in the China domestic document delivery market.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions, including our aircraft and diesel engine emissions. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).
We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, the disposal of waste oil and the disposal of toners and other products used in FedEx Office’s copy machines. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.
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
Labor. While labor relations within the United States at most of our companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”), all U.S. employees at FedEx Express are covered by the Railway Labor Act of 1926, as amended (the “RLA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.

The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are the dominant national transportation systems of today. As an air express carrier with an integrated air/ground network, FedEx Express and its employees have been covered by the RLA since the founding of the company in 1971. The purpose of the RLA is to offer employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting national (now global) commerce from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as at FedEx Express, cannot be shut down by the actions of a local segment of the network.
The U.S. Congress is considering adopting changes in labor laws that would make it easier for unions to organize small units of our employees. For example, there is a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA, thereby exposing the FedEx Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground network. For a description of these potential labor law changes, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).
ITEM 1A. RISK FACTORS
We present information about our risk factors on pages 82 through 86 of this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
FedEx Express Segment
FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2009, FedEx Express’s aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft)(1)

Boeing MD11	31	26	57		164,200
Boeing MD10-30 (2)	10	2	12		114,200
Boeing DC10-30	1	5	6	(3)	114,200
Boeing MD10-10 (2)	57	—	57		108,700
Boeing DC10-10	1	—	1	(4)	108,700
Airbus A300-600	35	36	71	(5)	85,600
Airbus A310-200/300	40	16	56		61,900
Boeing B757-200	24	—	24	(6)	45,800
Boeing B727-200	77	2	79		38,200
ATR 72-202/212	13	—	13		14,660
ATR 42-300/320	26	—	26		10,880
Cessna 208B	242	—	242		2,500
Cessna 208A	10	—	10		1,900

Total	567	87	654

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)	Includes three aircraft not currently in operation and awaiting conversion to MD10 configuration.

(4)	Not currently in operation and awaiting conversion to MD10 configuration.

(5)	Includes two aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(6)	Includes 14 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.
•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.
•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express’s cargo requirements. We operate two models, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.
•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.
•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.
•	The B757s are two-engine aircraft configured for cargo service.
•	The B727s are three-engine aircraft configured for cargo service.
•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.
In addition, FedEx Express “wet leases” approximately 40 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports primarily outside the U.S. served by FedEx Express’s larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express’s wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2009, FedEx Express operated approximately 51,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2009, with the year of expected delivery:

	B757	B777F*	MD11	Total

2010	12	4	2	18
2011	16	4	—	20
2012	8	3	—	11
2013	—	3	—	3
2014	—	3	—	3
Thereafter	—	13	—	13

Total	36	30	2	68

*	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.
Deposits and progress payments of $544 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Also see Note 16 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2009, FedEx Express operated the following sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour) (1)	Lessor	Year

National

Memphis, Tennessee	518	3,450,000	465,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	335	2,509,000	210,000	Indianapolis Airport Authority	2028

Regional

Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2010

Oakland, California	75	320,000	65,000	City of Oakland	2031

Metropolitan

Chicago, Illinois	51	419,000	52,000	City of Chicago	2018

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2010/2025	(5)

International

Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	54,000	Aeroports de Paris	2029

Guangzhou, China (4)	155	882,000	24,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for sorting and handling facility (23 acres) expires in 2010, and lease for ramp expansion (11 acres) expires in 2025.

FedEx Express’s primary sorting facility, which serves as the center of its multiple hub-and-spoke system, is located at the Memphis International Airport. FedEx Express’s facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The lease is subordinate to, and FedEx Express’s rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government. As noted above, in June 2009, FedEx Express began operations at a new regional hub in Greensboro, North Carolina.
FedEx Express has additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. FedEx Express also has a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami. FedEx Express is constructing a state-of-the-art, solar-electric sorting-and-handling facility in Germany at the Cologne/Bonn airport and intends to relocate the Frankfurt operations there, beginning in 2010.
Administrative and Other Properties and Facilities
The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. FedEx Express also leases 35 facilities in the Memphis area for administrative offices and warehouses.
FedEx Express owns or leases approximately 700 facilities for city station operations in the United States. In addition, approximately 400 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
As of May 31, 2009, FedEx Express had approximately 46,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2009, FedEx Express also had approximately 11,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office and Print Centers. Internationally, FedEx Express had approximately 2,700 drop-off locations.
FedEx Ground Segment
FedEx Ground’s corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2009, FedEx Ground had approximately 31,500 company-owned trailers and owned or leased 520 facilities, including 32 hubs. In addition, approximately 22,500 owner-operated vehicles support FedEx Ground’s business. Of the approximately 315 facilities that support FedEx Home Delivery, more than 200 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 32 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 265,000 square feet and range in size from 54,000 to 460,000 square feet.

FedEx Freight Segment
FedEx Freight Corporation’s corporate headquarters are located in Memphis, Tennessee. Administrative offices for the FedEx Freight business are in Harrison, Arkansas, and for the FedEx National LTL business are in Lakeland, Florida. As of May 31, 2009, FedEx Freight Corporation operated approximately 59,000 vehicles and trailers and 480 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 850 to 221,300 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.
FedEx Services Segment
FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services and FedEx Express lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2009, FedEx Office operated approximately 1,950 locations, including 135 locations in seven foreign countries, as well as 29 commercial production centers. Substantially all FedEx Office and Print Centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office and Print Centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 4,000 square feet in size. As noted above, in June 2009, we announced a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (over 900 locations), beginning later in calendar 2009.
ITEM 3. LEGAL PROCEEDINGS
FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 17 of the accompanying consolidated financial statements.
As described below, we have received requests for information from various governmental agencies over the past three years related to possible anti-competitive behavior in several freight transportation segments. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
In June 2006, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requesting certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. In December 2007, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the DOJ into possible anti-competitive behavior in the international freight forwarding industry. In March 2008, we received an additional subpoena from the DOJ relating to its investigation of the international freight forwarding industry. In July 2008, we received a notice from the Korea Fair Trade Commission (“KFTC”) requesting certain information and documents in connection with the KFTC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in South Korea. In July 2008, we received a formal request for certain information in connection with an ongoing investigation by the Japan Fair Trade Commission (“JFTC”) into possible anti-competitive behavior in the international freight forwarding industry. In March 2009, the JFTC concluded its investigation and charged several companies with anti-competitive behavior. We were not among the companies charged. The DOJ, ACCC and KFTC investigations are ongoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2009.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	64	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	55	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	50	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores, and as a director of First Horizon National Corporation, a financial services holding company.

Name and Office	Age	Positions and Offices Held and Business Experience

Douglas G. Duncan President and Chief Executive Officer, FedEx Freight Corporation	58	President and Chief Executive Officer of FedEx Freight Corporation since February 2001; President and Chief Executive Officer of Viking Freight, Inc. (“Viking Freight”) from November 1998 to February 2001; Senior Vice President — Sales and Marketing of Viking Freight from 1996 to November 1998; Vice President — Sales and Marketing of Caliber System, Inc. (“Caliber”) from 1995 to 1996; various positions with Roadway Express, Inc., including Vice President — Sales, from 1976 to 1995. Mr. Duncan serves as a director of Benchmark Electronics, Inc., an electronics manufacturer.

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	53	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Renasant Corporation, a financial services holding company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	55	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Name and Office	Age	Positions and Offices Held and Business Experience

David F. Rebholz President and Chief Executive Officer, FedEx Ground	56	President and Chief Executive Officer of FedEx Ground since January 2007; President of FedEx Ground from September 2006 to January 2007; Executive Vice President — Operations & Systems Support of FedEx Express from December 1999 to September 2006; Senior Vice President — U.S. of FedEx Express from January 1997 to November 1999; Senior Vice President —Sales & Customer Service of FedEx Express from June 1993 to December 1996; Vice President — Regional Operations of FedEx Express from October 1991 to June 1993; Vice President — Customer Services of FedEx Express from December 1988 to October 1991; and various other positions with FedEx Express from 1976 to 1988.

Christine P. Richards Executive Vice President, General Counsel and Secretary	54	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.
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
FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 13, 2009, there were 18,062 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2009
First Quarter	$93.69	$71.33	$0.11
Second Quarter	96.65	53.90	0.11
Third Quarter	76.94	42.37	0.11
Fourth Quarter	62.16	34.02	0.11

Fiscal Year Ended May 31, 2008
First Quarter	$119.10	$99.30	$0.10
Second Quarter	111.29	91.10	0.10
Third Quarter	101.53	80.00	0.10
Fourth Quarter	99.46	82.50	0.10
FedEx also paid a cash dividend on July 1, 2009 ($0.11 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We intend to evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. FedEx did not repurchase any of its common stock during the fourth quarter of 2009.
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data as of and for the five years ended May 31, 2009 is presented on page 137 of this Annual Report on
Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Management’s discussion and analysis of results of operations and financial condition is presented on pages 38 through 86 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 136 of this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2009 thereon, are presented on pages 89 through 135 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 87 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 88 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on September 28, 2009, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION
Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on September 28, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on September 28, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on September 28, 2009, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees for services provided by Ernst & Young LLP during 2009 and 2008 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on September 28, 2009, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2009 thereon, are listed on page 36 and presented on pages 89 through 135 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 10, 2009 thereon, is presented on pages 138 through 139 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-6 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 15, 2009	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2009

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 15, 2009

/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 15, 2009

/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 15, 2009

/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 15, 2009

/s/ JUDITH L. ESTRIN * Judith L. Estrin	Director	July 15, 2009

/s/ J. R. HYDE, III * J. R. Hyde, III	Director	July 15, 2009

/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 15, 2009

Signature	Capacity	Date

/s/ STEVEN R. LORANGER * Steven R. Loranger	Director	July 15, 2009

/s/ GARY W. LOVEMAN * Gary W. Loveman	Director	July 15, 2009

/s/ SUSAN C. SCHWAB * Susan C. Schwab	Director	July 15, 2009

/s/ JOSHUA I. SMITH * Joshua I. Smith	Director	July 15, 2009

/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 15, 2009

/s/ PETER S. WILLMOTT * Peter S. Willmott	Director	July 15, 2009

*By:	/s/ JOHN L. MERINO John L. Merino	July 15, 2009
Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS
Consolidated Financial Statements

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
ORGANIZATION OF INFORMATION
Our MD&A is comprised of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:
•	Results of Operations includes an overview of our consolidated 2009 results compared to 2008, and 2008 results compared to 2007. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2010.
•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2010) for each of our reportable transportation segments.
•	Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flow statements and our financial commitments.
•	We conclude with a discussion of the critical accounting estimates that we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.
DESCRIPTION OF BUSINESS
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing, information technology and customer service support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). These companies represent our major service lines and form the core of our reportable segments. See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

The key indicators necessary to understand our operating results include:
•	the overall customer demand for our various services;
•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight;
•	the mix of services purchased by our customers;
•	the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per hundredweight for LTL freight shipments);
•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and
•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volume. The following discussion of operating expenses describes the key drivers impacting expense trends beyond changes in revenues and volume.
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2009 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares revenues, operating income, operating margin, net income and diluted earnings per share (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2009 (1)	2008 (2)	2007 (3)	2009/2008		2008/2007
Revenues	$35,497	$37,953	$35,214	(6)		8

Operating income	747	2,075	3,276	(64)		(37)

Operating margin	2.1%	5.5%	9.3%	(340	) bp	(380	) bp

Net income	$98	$1,125	$2,016	(91)		(44)

Diluted earnings per share	$0.31	$3.60	$6.48	(91)		(44)

(1)	Operating expenses include a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share), primarily related to impairment charges associated with goodwill and aircraft (described below).

(2)	Operating expenses include a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share), predominantly related to impairment charges associated with intangible assets from the Kinko’s acquisition (described below).

(3)	Operating expenses include a charge of $143 million at FedEx Express associated with upfront compensation and benefits under a labor contract with our pilots ratified in October 2006. The impact of this contract on second quarter net income was $78 million net of tax, or $0.25 per diluted share.

The following table shows changes in revenues and operating income by reportable segment for 2009 compared to 2008, and 2008 compared to 2007 (in millions):

	Revenues				Operating Income (Loss)
	Dollar		Percent		Dollar		Percent
	Change		Change		Change		Change
	2009/	2008/	2009/	2008/	2009/	2008/	2009/	2008/
	2008	2007	2008	2007	2008	2007	2008	2007

FedEx Express segment (1)	$(2,057)	$1,740	(8)	8	$(1,107)	$(90)	(58)	(5)
FedEx Ground segment	296	708	4	12	71	(86)	10	(10)
FedEx Freight segment (2)	(519)	348	(11)	8	(373)	(134)	(113)	(29)
FedEx Services segment (3)	(161)	2	(8)	—	81	(891)	9	NM
Other and Eliminations	(15)	(59)	NM	NM	—	—	—	—

	$(2,456)	$2,739	(6)	8	$(1,328)	$(1,201)	(64)	(37)

(1)	FedEx Express segment 2009 operating expenses include a charge of $260 million, primarily related to aircraft-related asset impairments. FedEx Express segment 2007 operating expenses include a charge of $143 million associated with upfront compensation and benefits under our pilot labor contract.

(2)	FedEx Freight segment 2009 operating expenses include a charge of $100 million, primarily related to impairment charges associated with goodwill related to the Watkins Motor Lines (now known as FedEx National LTL) acquisition. FedEx Freight segment results include the results of FedEx National LTL from the date of its acquisition on September 3, 2006.

(3)	FedEx Services segment 2009 operating expenses include a charge of $810 million related to impairment charges associated with goodwill related to the Kinko’s acquisition. FedEx Services segment 2008 operating expenses include a charge of $891 million, predominantly related to impairment charges associated with intangible assets from the Kinko’s acquisition. The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.
The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, show selected volume statistics (in thousands) for the years ended May 31:

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield statistics for the years ended May 31:

(1)	Package statistics do not include the operations of FedEx SmartPost.
Overview
Global economic conditions deteriorated significantly during 2009, resulting in lower revenue and earnings. Our results for 2009 reflect reduced demand for most of our services, particularly at our FedEx Express and FedEx Freight segments. Business and consumer spending, a key driver of volumes shipped across our networks, contracted significantly in 2009. Declines in U.S. domestic volumes at FedEx Express were partially mitigated by the exit of a key competitor (DHL) from the market, as we gained approximately half of this competitor’s total U.S. domestic shipments. While we acquired significant volumes from this competitor, these shipments generally were at lower weights and yields than our other volumes. We experienced the weakest LTL freight environment in decades, resulting in an extraordinary decline in demand for our LTL freight services, although we were able to maintain our market share. FedEx Express package yields and FedEx Freight LTL Group yields were negatively impacted by a more competitive pricing environment, as competitors are seeking to protect market share and sustain operations during the current recession.

In response to weak business conditions, we implemented several actions in 2009 to lower our cost structure, including base salary reductions for U.S. salaried personnel effective January 1, 2009, a suspension of 401(k) company-matching contributions effective February 1, 2009, elimination of variable compensation payouts, implementation of a hiring freeze and significant volume-related reductions in labor hours and line-haul expenses. In addition, we have exercised stringent control over discretionary spending, such as travel, entertainment and professional fees. Further, we optimized our networks by adjusting routes and equipment types, temporarily idling equipment, consolidating facilities and deferring facility expansions and aircraft purchases to better match current demand levels. These cost-reduction activities partially mitigated the impact of the weak global economy on our results for 2009. Rapidly declining fuel costs during 2009 and the timing lag between such declines and adjustments to our fuel surcharges provided a significant benefit to our results, predominantly at FedEx Express and FedEx Ground.
Our operating results for 2009 were negatively impacted by fourth quarter charges of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share), related primarily to the impairment of goodwill related to the Kinko’s and Watkins Motor Lines acquisitions and certain aircraft-related assets at FedEx Express (described below).
In addition, at May 31, 2009, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” we recorded a decrease to equity through other comprehensive income (“OCI”) of $1.2 billion (net of tax) based primarily on mark-to-market adjustments related to unrealized losses in our pension plan assets during 2009.
In 2008, the combination of record high fuel prices and the weak U.S. economy significantly impacted our profitability. Persistently higher fuel prices and the related impact on our fuel surcharges reduced demand for our services, particularly U.S. domestic express package and LTL freight services, and pressured overall yield growth across our transportation segments. In addition, our operating results for 2008 included a charge of $891 million, predominantly related to impairment charges associated with intangible assets from the Kinko’s acquisition. Lower variable incentive compensation, reduced retirement plans costs and cost-containment activities partially mitigated the impact of higher net fuel costs and the weak U.S. economy on our 2008 overall results.
Revenue
Revenues decreased during 2009 due to significantly lower volumes at FedEx Express and the FedEx Freight LTL Group as a result of reduced demand and lower yields resulting from an aggressive pricing environment. At FedEx Express, FedEx International Priority® package (“IP”) volume declined in every major region of the world, although the rate of decline began to slow late in 2009. Reductions in U.S. domestic package and freight volumes at FedEx Express also contributed to the revenue decrease during 2009. However, declines in U.S. domestic package volumes were partially offset by volumes gained from DHL’s exit from the U.S. market. These volume decreases were partially offset by yield increases in FedEx Express freight services driven by higher base rates and higher fuel surcharges in the first half of 2009. FedEx Freight LTL Group volumes decreased as a result of the recession despite maintaining market share. Within our FedEx Ground segment, volumes increased during 2009 due to market share gains, including volumes gained from DHL, and FedEx Express customers who chose to use our more economical ground delivery services in light of the recession.

Revenue growth for 2008 was primarily attributable to continued growth in international services at FedEx Express, increases in FedEx Express U.S. domestic package yields and volume growth at FedEx Ground. Higher fuel surcharges were the key driver of increased yields in our transportation segments in 2008. Additionally, FedEx Express international yields benefited from favorable currency exchange rates. Revenue growth for 2008 also improved due to a full year of operations for businesses acquired in 2007 at FedEx Express and FedEx Freight. Revenue growth during 2008 was partially offset by reduced U.S. domestic express volumes as a result of the ongoing weak U.S. economy. The impact of the weak U.S. economy became progressively worse during the year and drove U.S. domestic express shipping volumes to pre-2000 levels during the fourth quarter of 2008.
Impairment and Other Charges
During the fourth quarter of 2009, we took actions in addition to those described above to align the size of our networks to current demand levels by removing equipment and facilities from service and reducing personnel. These actions, combined with the impairment of goodwill related to the Kinko’s and Watkins Motor Lines acquisitions, resulted in a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share), which is included in our operating results for the fourth quarter of 2009.
The components of the fourth quarter charge include the following (in millions):

Goodwill impairment	$900
Asset impairment	202
Other charges	102

$1,204

The goodwill impairment charge includes an $810 million charge related to reduction of the value of the goodwill recorded as a result of the February 2004 acquisition of Kinko’s, Inc. (now known as FedEx Office) and a $90 million charge related to reduction of the value of the goodwill recorded as a result of the September 2006 acquisition of the U.S. and Canadian less-than-truckload freight operations of Watkins Motor Lines and certain affiliates (now known as FedEx National LTL). The key factor contributing to the goodwill impairment was a decline in FedEx Office’s and FedEx National LTL’s recent and forecasted financial performance as a result of weak economic conditions.
The Watkins Motor Lines goodwill impairment charge is included in the results of the FedEx Freight segment. The Kinko’s goodwill impairment charge is included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses. For additional information concerning these impairment charges, see Note 4 to the accompanying consolidated financial statements and the Critical Accounting Estimates section of this MD&A.
We had several property and equipment impairment charges during 2009 resulting from decisions to remove assets from service due to the impact of the recession on our business, principally during the fourth quarter. The majority of our asset impairment charges during the fourth quarter of 2009 resulted from our fourth quarter decision to permanently remove from service 10 Airbus A310-200 aircraft and four Boeing MD10-10 aircraft that we own, along with certain excess aircraft engines, at FedEx Express. This decision was a result of our ongoing efforts to optimize our express network in light of continued excess aircraft capacity due to weak economic conditions and the delivery of newer, more fuel-efficient aircraft. Other charges during the fourth quarter of 2009 were primarily associated with aircraft-related lease and contract termination costs at FedEx Express and employee severance.
Our operating results for 2008 include a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly related to impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition.

The impairment of the Kinko’s trade name was due to the decision to minimize the use of the Kinko’s trade name and rebrand the company as FedEx Office over the next several years. We believe the FedEx Office name better describes the wide range of services available at the company’s retail centers and takes full advantage of the FedEx brand. The goodwill impairment charge resulted from a decline in the fair value of the FedEx Office reporting unit in light of economic conditions, the unit’s recent and forecasted financial performance and the decision to reduce the rate of network expansion. These 2008 impairment charges are included in operating expenses in the accompanying consolidated statements of income. The charges were included in the results of the FedEx Services segment and were not allocated to our transportation segments, as the charges were unrelated to the core performance of those businesses.
Operating Income
The following table compares operating expenses as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2009	2008	2007
Operating expenses:
Salaries and employee benefits	38.8%	37.4%	39.0%
Purchased transportation	12.8	12.2	11.3
Rentals and landing fees	6.8	6.4	6.7
Depreciation and amortization	5.6	5.1	5.0
Fuel	10.7	11.6	9.7
Maintenance and repairs	5.3	5.5	5.5
Impairment and other charges	3.4	2.3	—
Other	14.5	14.0	13.5

Total operating expenses	97.9	94.5	90.7

Operating margin	2.1%	5.5%	9.3%

Operating income and operating margin declined significantly in 2009, as weak economic conditions drove decreases in volumes at FedEx Express and the FedEx Freight LTL Group and contributed to a more competitive pricing environment that pressured yields. The impairment and other charges described above also negatively impacted operating income and margin in 2009. Operating income and margin in 2009 were also negatively impacted by reduced base copy revenues and expenses associated with organizational changes at FedEx Office. The cost-reduction initiatives (described above) partially mitigated the negative impact of these factors.

The following graphs for our transportation segments show our average cost of jet and vehicle fuel per gallon and the year-over-year percentage change in total fuel expense for the years ended May 31:
Fuel expenses decreased 14% during 2009, primarily due to decreases in fuel consumption and the average price per gallon of fuel. Jet fuel usage decreased 9% during 2009, as we reduced flight hours in light of lower business levels.
Fuel prices decreased rapidly and significantly during 2009 after peaking during the first quarter, while changes in fuel surcharges for FedEx Express and FedEx Ground lagged these decreases by approximately six to eight weeks. We experienced the opposite effect during 2008, as fuel prices significantly increased. This volatility in fuel prices and fuel surcharges resulted in a net benefit to income in 2009, based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2009, 2008 and 2007 in the accompanying discussions of each of our transportation segments.
Operating income and operating margin declined during 2008, as the weak U.S. economy and substantially higher fuel costs pressured volume growth at FedEx Express and the FedEx Freight LTL Group. The impairment charges at FedEx Office also negatively affected operating income and margin in 2008. As described above, fuel volatility negatively affected earnings in 2008.
Operating income and margin in 2008 were also negatively impacted by increased net operating costs at FedEx Office and costs of expansion of our domestic express services in China. Higher purchased transportation expenses at FedEx Ground, primarily due to costs associated with independent contractor incentive programs and higher rates paid to our contractors (including higher fuel supplement costs), also had a negative impact on 2008 results. Other operating expenses increased during 2008 primarily due to the full-year inclusion of our 2007 business acquisitions, including the consolidation of the results of our China joint venture at FedEx Express, and higher legal, consulting and insurance costs at FedEx Ground. Lower variable incentive compensation and reduced retirement plans costs, combined with cost-containment activities, partially mitigated the impact of higher net fuel costs and the weak U.S. economy on our overall results for 2008.

Other Income and Expense
Interest expense decreased $13 million during 2009 due to increased capitalized interest primarily related to progress payments on aircraft purchases, which was partially offset by interest costs on higher debt balances. Interest income decreased $18 million during 2009, primarily due to lower interest rates. Net interest expense decreased $1 million during 2008 primarily due to decreased interest expense related to lower debt balances and increased capitalized interest. The 2008 decrease in interest expense was partially offset by decreased interest income due to lower cash balances.
Income Taxes
Our effective tax rates of 85.6% for 2009 and 44.2% for 2008 were significantly impacted by the goodwill impairment charges related to the Kinko’s acquisition, which are not deductible for income tax purposes. Our effective tax rate was 37.3% in 2007, which was favorably impacted by the conclusion of various state and federal audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China. For 2010, we expect our effective tax rate to be between 38% and 39%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. Additional information on income taxes, including our effective tax rate reconciliation and liabilities recorded under FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” can be found in Note 11 of the accompanying consolidated financial statements.
Business Acquisitions
During 2007, we made the following acquisitions:

				Purchase Price
Segment	Business Acquired	Rebranded	Date Acquired	(in millions)

FedEx Freight	Watkins Motor Lines	FedEx National LTL	September 3, 2006	$787
FedEx Express	ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	241
FedEx Express	Tianjin Datian W. Group Co., Ltd. (“DTW Group”)	N/A	March 1, 2007	427
These acquisitions expanded our portfolio of services to include long-haul LTL freight services and domestic express services in the United Kingdom and China. See Note 3 of the accompanying consolidated financial statements for further information about these acquisitions. We paid the purchase price for these acquisitions from available cash balances, which included the net proceeds from our $1 billion senior unsecured debt offering completed during 2007. During 2009, 2008 and 2007, we also made other immaterial acquisitions that are not presented in the table above.
Employees Under Collective Bargaining Arrangements
The pilots of FedEx Express, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees. The effect of this new agreement on second quarter 2007 net income was $78 million net of tax, or $0.25 per diluted share.

Outlook
We expect continued softness in demand for our services in 2010, as shipping volumes are expected to remain relatively flat as the global recession persists, particularly in the first half of 2010. Our results for the first half of 2009 included the benefit of significantly stronger economic activity and rapidly declining fuel costs, creating difficult year-over-year comparisons. The timing and pace of any economic recovery is difficult to predict, and our outlook for 2010 reflects our expectations for continued challenges in growing volume and yield in this environment. Revenues in 2010 are expected to be negatively impacted by lower yields resulting from lower fuel surcharges due to more stable fuel prices and an aggressive pricing environment for our services. We anticipate volume growth at the FedEx Ground segment due to continued market share gains and flat volumes at the FedEx Express segment for 2010. Further, we expect LTL shipments to decrease for 2010 due to the continued excess capacity in this market. However, if excess capacity exits the LTL industry in 2010, we have the network, resources and capabilities to manage any resulting incremental volumes. Despite the benefit of numerous cost-reduction activities in 2009 (described above), earnings in 2010 will be negatively impacted by lower revenues as a result of the yield and volume pressures described above. If economic conditions deteriorate further, additional actions will be necessary to reduce the size of our networks. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.
Our capital expenditures for 2010 are expected to be approximately $2.6 billion, as we will continue to balance the need to control spending with the opportunity to make investments with high returns, such as in substantially more fuel-efficient Boeing 757 (“B757”) and Boeing 777 Freighter (“B777F”) aircraft. Moreover, we will continue to invest in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth under improved economic conditions. However, we could reduce 2010 capital expenditures should conditions worsen. For additional details on key 2010 capital projects, refer to the Liquidity Outlook section of this MD&A.
All of our businesses operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices, which impact our fuel surcharge levels. Historically, our fuel surcharges have largely offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings either positively or negatively in the short-term.
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
On May 31, 2007, we adopted SFAS 158. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in OCI of unrecognized gains or losses and prior service costs or credits. The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through accumulated other comprehensive income (“AOCI”).
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $372 million, net of tax) as an adjustment to the opening balance of AOCI. These adjustments increased the amount recorded for our pension assets by $528 million. Our actuarial gains resulted primarily from a 19-basis-point increase in the discount rate for our primary pension plan and an increase in plan assets at June 1, 2008. For additional information on the adoption of SFAS 158, see Note 12 to the accompanying consolidated financial statements.
On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. Therefore, the adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB will be effective for our first quarter of fiscal year 2010.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard will require us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard will be effective for our first quarter of fiscal year 2010.
REPORTABLE SEGMENTS
FedEx Express, FedEx Ground and the FedEx Freight LTL Group represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments as of May 31, 2009 included the following businesses:

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
FedEx Office (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
FedEx Global Supply Chain Services (logistics services)
Effective June 1, 2009, Caribbean Transportation Services, Inc. (“CTS”), a business in the FedEx Freight segment, was integrated into FedEx Express to leverage synergies between CTS and FedEx Express and to gain cost efficiencies by maximizing the use of FedEx Express assets for this service offering.

FEDEX SERVICES SEGMENT
The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground U.S. customers; FedEx Global Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office, which provides retail access to our customers for our package transportation businesses and an array of document and business services.
The costs of the sales, marketing and information technology support provided by FedEx Services and the customer service functions of FCIS, together with the normal, ongoing net operating costs of FedEx Global Supply Chain Services and FedEx Office, are allocated primarily to the FedEx Express and FedEx Ground segments based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. The $810 million fourth quarter 2009 impairment charge for the Kinko’s goodwill and the $891 million 2008 charge predominantly associated with impairment charges for the Kinko’s trade name and goodwill were not allocated to the FedEx Express or FedEx Ground segments, as the charges were unrelated to the core performance of those businesses.
FedEx Services segment revenues, which reflect the operations of FedEx Office and FedEx Global Supply Chain Services, decreased 8% during 2009. Revenue generated from new FedEx Office locations added in 2008 and 2009 did not offset declines in base copy revenues, incremental operating costs associated with the new locations and expenses associated with organizational changes. Therefore, the allocated net operating costs of FedEx Office increased during 2009 despite ongoing cost management efforts. In September 2008, FedEx Office began implementation of organizational changes intended to improve profitability and enhance the customer experience.
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the years ended May 31:

						Percent Change
	2009		2008	2007		2009/2008		2008/2007
Revenues:
Package:
U.S. overnight box	$6,074		$6,578	$6,485		(8)		1
U.S. overnight envelope	1,855		2,012	1,990		(8)		1
U.S. deferred	2,789		2,995	2,883		(7)		4

Total U.S. domestic package revenue	10,718		11,585	11,358		(7)		2
International Priority (IP)	6,978		7,666	6,722		(9)		14
International domestic (1)	565		663	370		(15)		79

Total package revenue	18,261		19,914	18,450		(8)		8
Freight:
U.S.	2,165		2,398	2,412		(10)		(1)
International Priority freight	1,104		1,243	1,045		(11)		19
International airfreight	369		406	394		(9)		3

Total freight revenue	3,638		4,047	3,851		(10)		5
Other (2)	465		460	380		1		21

Total revenues	22,364		24,421	22,681		(8)		8
Operating expenses:
Salaries and employee benefits	8,217		8,451	8,234	(4)	(3)		3
Purchased transportation	1,112		1,208	1,098		(8)		10
Rentals and landing fees	1,613		1,673	1,610		(4)		4
Depreciation and amortization	961		944	856		2		10
Fuel	3,281		3,785	2,946		(13)		28
Maintenance and repairs	1,351		1,512	1,444		(11)		5
Impairment and other charges	260	(3)	—	—		NM		—
Intercompany charges	2,103		2,134	2,046		(1)		4
Other	2,672		2,813	2,456		(5)		15

Total operating expenses	21,570		22,520	20,690		(4)		9

Operating income	$794		$1,901	$1,991		(58)		(5)

Operating margin	3.6%		7.8%	8.8%		(420	)bp	(100	)bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China and India. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Represents charges associated with aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(4)	Includes a charge of $143 million for signing bonuses and other upfront compensation associated with a four-year labor contract with our pilots.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2009	2008	2007	2009/2008	2008/2007
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,127	1,151	1,174	(2)	(2)
U.S. overnight envelope	627	677	706	(7)	(4)
U.S. deferred	849	895	898	(5)	—

Total U.S. domestic ADV	2,603	2,723	2,778	(4)	(2)
IP	475	517	487	(8)	6
International domestic (2)	298	296	134	1	121

Total ADV	3,376	3,536	3,399	(5)	4

Revenue per package (yield):
U.S. overnight box	$21.21	$22.40	$21.66	(5)	3
U.S. overnight envelope	11.65	11.66	11.06	—	5
U.S. deferred	12.94	13.12	12.59	(1)	4
U.S. domestic composite	16.21	16.68	16.04	(3)	4
IP	57.81	58.11	54.13	(1)	7
International domestic (2)	7.50	8.80	10.77	(15)	(18)
Composite package yield	21.30	22.08	21.28	(4)	4

Freight Statistics (1)
Average daily freight pounds:
U.S.	7,287	8,648	9,569	(16)	(10)
International Priority freight	1,959	2,220	1,878	(12)	18
International airfreight	1,475	1,817	1,831	(19)	(1)

Total average daily freight pounds	10,721	12,685	13,278	(15)	(4)

Revenue per pound (yield):
U.S.	$1.17	$1.09	$0.99	7	10
International Priority freight	2.22	2.20	2.18	1	1
International airfreight	0.99	0.88	0.84	13	5
Composite freight yield	1.34	1.25	1.14	7	10

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China and India.
FedEx Express Segment Revenues
FedEx Express segment revenues decreased 8% in 2009 due to a decrease in volumes in virtually all services as a result of the significant deterioration in global economic conditions and lower yields driven by unfavorable exchange rates, lower package weights and a more competitive pricing environment. IP volume declined in every major region of the world. During 2009, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions. While we acquired significant volumes from this competitor, these shipments were generally at lower weights and yields than our other volumes.

The decrease in composite package yield in 2009 was driven by decreases in U.S. domestic package, international domestic and IP yields. U.S. domestic package yield decreased 3% in 2009 due to lower package weights and a lower rate per pound. International domestic yield decreased 15% during 2009 due to unfavorable exchange rates and a lower rate per pound. IP yield decreased 1% during 2009 due to unfavorable exchange rates and lower package weights, partially offset by a higher rate per pound. Composite freight yield increased in 2009 due to general rate increases and higher fuel surcharges.
FedEx Express revenues increased in 2008 primarily due to increases in fuel surcharges, growth in IP volume and the impact of favorable currency exchange rates. Revenue increases during 2008 were partially offset by decreased volumes in U.S. domestic package and freight services, as the weak U.S. economy and persistently higher fuel prices and the related impact on our fuel surcharges restrained demand for these services.
The increase in composite package yield in 2008 was driven by increases in IP and U.S. domestic yields, partially offset by decreased international domestic yield. IP yield increased in 2008, primarily due to favorable exchange rates, higher fuel surcharges and increases in package weights. U.S. domestic package yield increased in 2008 primarily due to higher fuel surcharges and general rate increases. International domestic yield decreased during 2008 as a result of the inclusion of lower-yielding services from the companies acquired in 2007. Composite freight yield increased in 2008 due to the impact of changes in service mix, higher fuel surcharges and favorable exchange rates.
IP volume growth during 2008 resulted from increased demand in Asia, U.S. outbound and Europe. Increased international domestic volumes during 2008 were driven by business acquisitions in the second half of 2007. U.S. domestic package and freight volumes decreased during 2008, as the weak U.S. economy and rising fuel prices negatively impacted demand for these services.
In January 2009 and 2008, we implemented a 6.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows, for the years ended May 31:

	2009	2008	2007

U.S. Domestic and Outbound Fuel Surcharge:
Low	—%	13.50%	8.50%
High	34.50	25.00	17.00
Weighted-Average	17.45	17.06	12.91

International Fuel Surcharges:
Low	—	12.00	8.50
High	34.50	25.00	17.00
Weighted-Average	16.75	16.11	12.98

FedEx Express Segment Operating Income
The following table compares operating expenses as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2009	2008	2007
Operating expenses:
Salaries and employee benefits	36.7%	34.6%	36.3	%(2)
Purchased transportation	5.0	4.9	4.8
Rentals and landing fees	7.2	6.9	7.1
Depreciation and amortization	4.3	3.9	3.8
Fuel	14.7	15.5	13.0
Maintenance and repairs	6.0	6.2	6.4
Impairment and other charges	1.2 (1)	—	—
Intercompany charges	9.4	8.7	9.0
Other	11.9	11.5	10.8

Total operating expenses	96.4	92.2	91.2

Operating margin	3.6%	7.8%	8.8%

(1)	Includes a charge of $260 million related to impairment charges associated with aircraft-related assets and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(2)	Includes a charge of $143 million for signing bonuses and other upfront compensation associated with a four-year labor contract with our pilots.
FedEx Express segment operating income and operating margin declined in 2009 as a result of the continued weak global economy and high fuel prices in the first half of 2009, both of which limited demand for our U.S. domestic package and IP services.
During 2009, in response to weak business conditions, we implemented several actions (in addition to those described above in the Overview section) to lower our cost structure, including significant volume-related reductions in flight hours. We also lowered fuel consumption and maintenance costs, as we temporarily grounded a limited number of aircraft due to excess capacity in the current economic environment. Our cost-containment activities also included deferral of merit-based pay increases. All of these actions partially mitigated the impact of lower volumes on our results.
During the fourth quarter of 2009, we took additional actions to align the size of our networks to current demand levels by removing equipment and facilities from service and reducing personnel. As a result of these actions, we recorded charges of $199 million for the impairment of certain aircraft and aircraft engines and $57 million for aircraft-related lease and contract termination and employee severance costs related to workforce reductions.
Fuel costs decreased 13% in 2009 due to decreases in fuel consumption and the average price per gallon of fuel. Fuel surcharges were sufficient to offset fuel costs for 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services. Maintenance and repairs expense decreased 11% primarily due to a volume-related reduction in flight hours and the permanent and temporary grounding of certain aircraft due to excess capacity in the current economic environment.

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
Fuel costs increased in 2008 due to an increase in the average price per gallon of fuel. The volatility in fuel prices and fuel surcharges resulted in a net benefit to income in 2008, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.
Other operating expenses increased during 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. Purchased transportation costs increased in 2008 primarily due to the inclusion of our 2007 business acquisitions, the impact of higher fuel costs and IP volume growth, which requires a higher utilization of contract pickup and delivery services. These increases in purchased transportation costs were partially offset by the elimination of payments by us for pickup and delivery services provided by our former China joint venture partner, as we acquired this business in the second half of 2007. The increase in depreciation expense during 2008 was principally due to aircraft purchases and our 2007 business acquisitions. Intercompany charges increased during 2008 primarily due to increased net operating costs at FedEx Office associated with declines in copy revenues, as well as higher expenses associated with store expansion, advertising and promotions, and service improvement activities. This increase was partially offset by lower allocated fees from FedEx Services due to cost-containment activities.
FedEx Express Segment Outlook
We expect revenues to decline at FedEx Express in 2010 as a result of significantly lower fuel surcharges and the ongoing global recession. U.S. domestic and IP package volumes are expected to be flat, and yields are expected to be negatively impacted by a competitive pricing environment and the ongoing global recession.
FedEx Express segment operating income and operating margin are expected to increase slightly in 2010. We expect the full year impact of actions taken in 2009 to lower our cost structure, combined with additional cost-containment initiatives in 2010, will be mostly offset by a significant decline in revenues.
Capital expenditures at FedEx Express are expected to increase in 2010 driven by incremental investments for the new B777F aircraft, the first of which is expected to enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2009	2008	2007	2009/2008		2008/2007
Revenues	$7,047	$6,751	$6,043	4		12
Operating expenses:
Salaries and employee benefits	1,102	1,073	1,006	3		7
Purchased transportation (1)	2,918	2,878	2,430	1		18
Rentals	222	189	166	17		14
Depreciation and amortization	337	305	268	10		14
Fuel (1)	9	14	13	(36)		8
Maintenance and repairs	147	145	134	1		8
Intercompany charges	710	658	569	8		16
Other	795	753	635	6		19

Total operating expenses	6,240	6,015	5,221	4		15

Operating income	$807	$736	$822	10		(10)

Operating margin	11.5%	10.9%	13.6%	60	bp	(270	)bp

Average daily package volume:
FedEx Ground	3,404	3,365	3,126	1		8
FedEx SmartPost	827	618	599	34		3

Revenue per package (yield):
FedEx Ground	$7.70	$7.48	$7.21	3		4
FedEx SmartPost	$1.81	$2.09	$1.88	(13)		11

(1)	We reclassified certain fuel supplement costs related to our independent contractors from fuel expense to purchased transportation expense to conform to the current period presentation.
FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 4% in 2009 due to yield improvement at FedEx Ground and volume growth at both FedEx SmartPost and FedEx Ground. FedEx Ground volume growth during 2009 resulted from market share gains, including volumes gained from DHL’s exit from the U.S. market, and continued growth in the FedEx Home Delivery service. FedEx Ground volumes also benefited from existing FedEx Express customers’ opting for lower-cost FedEx Ground offerings. Yield improvement at FedEx Ground during 2009 was primarily due to higher base rates (partially offset by higher customer discounts), increased extra service revenue and higher fuel surcharges.
FedEx SmartPost picks up shipments from customers and delivers them to various points within the United States Postal Service (“USPS”) network for final delivery. FedEx SmartPost revenue and yield represent the amount charged to customers net of postage paid to the USPS. FedEx SmartPost volume growth during 2009 resulted from market share gains, including volumes gained from DHL’s exit from the U.S. market. Yields at FedEx SmartPost decreased 13% during 2009 due to changes in customer and service mix.

FedEx Ground segment revenues increased during 2008 due to volume and yield growth. Volume growth at FedEx Ground resulted from market share gains and the customer appeal of our cost-effective alternative to overnight air delivery services. Average daily volumes at FedEx Ground increased during 2008 due to increased commercial business and the continued growth of our FedEx Home Delivery service. Yield improvement during 2008 was primarily due to the impact of general rate increases, higher extra service revenue (primarily through our residential, additional handling and large package surcharges) and higher fuel surcharges, partially offset by higher customer discounts and a lower average weight and zone per package.
In January 2009, we implemented a 5.9% average list price increase and made various changes to other surcharges on FedEx Ground shipments. In January 2008, we implemented a 4.9% average list price increase and made various changes to other surcharges on FedEx Ground shipments. The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2009	2008	2007
Low	2.25%	4.50%	3.50%
High	10.50	7.75	5.25
Weighted-Average	6.61	5.47	4.18
FedEx Ground Segment Operating Income
The following table compares operating expenses as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2009	2008	2007
Operating expenses:
Salaries and employee benefits	15.6%	15.9%	16.7%
Purchased transportation	41.4	42.6	40.2
Rentals	3.1	2.8	2.8
Depreciation and amortization	4.8	4.5	4.4
Fuel	0.1	0.2	0.2
Maintenance and repairs	2.1	2.1	2.2
Intercompany charges	10.1	9.8	9.4
Other	11.3	11.2	10.5

Total operating expenses	88.5	89.1	86.4

Operating margin	11.5%	10.9%	13.6%

FedEx Ground segment operating income and operating margin increased during 2009 primarily due to the timing impact of fuel surcharges and yield growth. Rapidly declining fuel costs and the timing lag between such declines and adjustments to our fuel surcharges provided a significant benefit to FedEx Ground results for 2009.
Rent expense increased 17% and depreciation expense increased 10% during 2009 primarily due to higher spending on material handling equipment and facilities associated with our multi-year network expansion plan. Purchased transportation costs increased slightly in 2009 as a result of higher rates paid to our independent contractors and costs associated with our independent contractor programs (described below), partially offset by a decrease in fuel costs. The increase in salaries and employee benefits expense during 2009 was partially offset by the base salary reductions and suspension of 401(k) company matching contributions described in the Overview section. Intercompany charges increased 8% during 2009 primarily due to allocated telecommunication expenses (formerly a direct charge), higher general and administrative costs and higher allocated customer service costs. Other operating expenses increased 6% during 2009 primarily due to higher reserve requirements for liability insurance. Lower legal costs, including settlements, partially offset the increase in other operating expenses in 2009.

FedEx Ground segment operating income decreased during 2008, as revenue growth was more than offset by higher independent contractor-related costs, the net impact of increased fuel costs, costs associated with our multi-year network expansion plan, higher intercompany charges and higher legal costs (including fees paid to external counsel, settlement costs and loss accruals). However, lower variable incentive compensation partially offset the net impact of these factors on operating income during 2008.
Purchased transportation costs increased during 2008 as a result of higher rates paid to our independent contractors (including the impact of higher fuel costs) and costs associated with our independent contractor programs (described below). Fuel surcharges were not sufficient to offset the effect of fuel costs on our year-over-year operating results for 2008, due to the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust.
Intercompany charges increased during 2008 primarily due to increased net operating costs at FedEx Office associated with declines in copy revenues, as well as higher expenses associated with store expansion, advertising and promotions, and service improvement activities. In addition, higher allocated sales and marketing and customer service costs from FedEx Services contributed to the increase in intercompany charges for 2008. Other operating expenses increased during 2008, primarily due to higher legal, consulting and insurance costs. Depreciation expense and rent expense increased in 2008 primarily due to higher spending on material handling equipment and facilities associated with our multi-year capacity expansion plan.
Independent Contractor Matters
FedEx Ground faces increased regulatory and legal uncertainty with respect to its independent contractors. As part of its operations, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. During the second quarter of 2008, FedEx Ground announced an ongoing nationwide program, which provides greater incentives to certain of its contractors who choose to grow their businesses by adding routes. Also, during the second quarter of 2008, FedEx Ground offered special incentives to encourage California-based single route contractors to transform their operations into multiple-route businesses or sell their routes to others.
During 2009, because of state-specific legal and regulatory issues, FedEx Ground offered special incentives to encourage each New Hampshire-based and Maryland-based single-route pickup-and-delivery contractor to assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes. These programs were well received, and the aggregate amount of these incentives was immaterial.
As of May 31, 2009, approximately 60% of all service areas nationwide are supported by multiple-route contractors, which comprise approximately 35% of all FedEx Ground pickup-and-delivery contractors.
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

FedEx Ground Segment Outlook
We expect the FedEx Ground segment to have continued revenue growth in 2010, led by increases in commercial and FedEx Home Delivery average daily volumes due to market share gains. FedEx SmartPost volumes are also expected to grow due to market share gains and the introduction of new services. Yield improvement at FedEx Ground is expected to be limited in 2010 as a result of a competitive pricing environment and decreases in fuel surcharges. Yields at FedEx SmartPost are expected to decline due to service mix changes.
FedEx Ground segment operating income in 2010 is expected to increase slightly, as revenue growth will be mostly offset by costs associated with network expansion and ongoing enhancements to our independent contractor model.
Capital spending is expected to decline slightly in 2010 with the majority of our spending resulting from our continued network expansion and productivity-enhancing technologies. We are committed to investing in the FedEx Ground network because of the long-term benefits we will experience from these investments.
We will continue to vigorously defend various attacks against our independent contractor model and incur ongoing legal costs as a part of this process. While we believe that FedEx Ground’s owner-operators are properly classified as independent contractors, it is reasonably possible that we could incur a material loss in connection with one or more of these matters or be required to make material changes to our contractor model. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.

FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating (loss)/income and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2009	2008	2007 (2)	2009/2008		2008/2007
Revenues	$4,415	$4,934	$4,586	(11)		8
Operating expenses:
Salaries and employee benefits	2,247	2,381	2,250	(6)		6
Purchased transportation	540	582	465	(7)		25
Rentals	139	119	112	17		6
Depreciation and amortization	224	227	195	(1)		16
Fuel	520	608	468	(14)		30
Maintenance and repairs	153	175	165	(13)		6
Impairment and other charges	100 (1)	—	—	NM		—
Intercompany charges	109	81	61	35		33
Other	427	432	407	(1)		6

Total operating expenses	4,459	4,605	4,123	(3)		12

Operating (loss)/income	$(44)	$329	$463	(113)		(29)

Operating margin	(1.0)%	6.7%	10.1%	(770	) bp	(340	) bp

Average daily LTL shipments (in thousands)	74.4	79.7	78.2	(7)		2
Weight per LTL shipment (lbs)	1,126	1,136	1,130	(1)		1
LTL yield (revenue per hundredweight)	$19.07	$19.65	$18.65	(3)		5

(1)	Represents impairment charges associated with goodwill related to the Watkins Motor Lines acquisition and other charges primarily associated with employee severance.

(2)	Includes the results of FedEx National LTL from the date of its acquisition on September 3, 2006.
FedEx Freight Segment Revenues
FedEx Freight segment revenues decreased 11% in 2009 primarily due to a decrease in average daily LTL shipments and lower LTL yield. Average daily LTL shipments decreased 7% during 2009 as a result of the current economic recession, which has resulted in the weakest LTL environment in decades. Despite these conditions, we maintained market share. LTL yield decreased 3% during 2009 due to the continuing effects of the competitive pricing environment and lower fuel surcharges.
FedEx Freight segment revenues increased in 2008 primarily due to the full-year inclusion of the FedEx National LTL acquisition. LTL yield increased during 2008, reflecting higher yields from longer-haul FedEx National LTL shipments, higher fuel surcharges (despite a fuel surcharge rate reduction in the first quarter of 2008) and the impact of the January 2008 general rate increase. Average daily LTL shipments grew slightly in 2008, reflecting the full-year inclusion of FedEx National LTL.

In January 2009, we implemented 5.7% general rate increases for FedEx Freight and FedEx National LTL shipments. In January 2008, we implemented a 5.48% general rate increase for FedEx Freight and a commensurate general rate increase for FedEx National LTL. The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2009	2008	2007
Low	8.3%	14.5%	14.0%
High	23.9	23.7	21.2
Weighted-Average	15.7	17.7	17.8
FedEx Freight Segment Operating (Loss)/Income
The following table compares operating expenses as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2009	2008	2007
Operating expenses:
Salaries and employee benefits	50.9%	48.3%	49.1%
Purchased transportation	12.2	11.8	10.1
Rentals	3.1	2.4	2.4
Depreciation and amortization	5.0	4.6	4.3
Fuel	11.8	12.3	10.2
Maintenance and repairs	3.5	3.5	3.6
Impairment and other charges	2.3 (1)	—	—
Intercompany charges	2.5	1.6	1.3
Other	9.7	8.8	8.9

Total operating expenses	101.0	93.3	89.9

Operating margin	(1.0)%	6.7%	10.1%

(1)	Represents impairment charges associated with goodwill related to the Watkins Motor Lines acquisition and other charges primarily associated with employee severance.
The decrease in average daily LTL shipments and the competitive pricing environment driven by the U.S. recession and excess capacity in the market had a significant negative impact on operating income and operating margin in 2009. In addition, we recorded a charge of $90 million related to the impairment of goodwill related to the Watkins Motor Lines acquisition and a charge of $10 million primarily related to employee severance.
In response to the current economic environment, excess capacity in the LTL market and reduced shipment volumes, we implemented several actions throughout 2009 to lower our cost structure. These actions included consolidating FedEx Freight regional offices, removing equipment from service and reducing hours and personnel to better match current demand levels.
Fuel costs decreased 14% during 2009 due primarily to a lower average price per gallon of diesel fuel and decreased fuel consumption due to lower volume levels. Based on a static analysis of the year-over-year changes in fuel costs compared to changes in fuel surcharges, fuel surcharges offset the impact of fuel costs for 2009. However, this analysis does not consider other effects that fuel prices and related fuel surcharges levels have on our business, including changes in customer demand and the impact on base rates and rates paid to our third-party transportation providers. Purchased transportation costs decreased 7% during 2009 primarily due to lower shipment volumes and decreased utilization of third-party providers. Maintenance and repairs expense decreased 13% in 2009 primarily due to lower shipment volumes and rebranding costs for FedEx National LTL incurred in 2008. Rent expense increased 17% during 2009 primarily due to service center expansions related to strategically investing in key markets for long-term growth. Intercompany charges increased 35% during 2009 primarily due to allocated telecommunication expenses (formerly a direct charge) and higher allocated information technology costs from FedEx Services.

FedEx Freight segment operating income and operating margin decreased substantially in 2008 primarily due to the net impact of higher fuel costs and a fuel surcharge rate reduction in the first quarter of 2008, along with higher purchased transportation costs due to increased utilization of and rates paid to third-party transportation providers. Lower variable incentive compensation partially offset the net impact of these factors on operating income during 2008.
In 2008, the full-year inclusion of FedEx National LTL in our results impacted the comparability of all our operating expenses. Fuel costs increased during 2008 due to an increase in the average price per gallon of diesel fuel, which also increased rates paid to our third-party transportation providers. Fuel surcharges were not sufficient to offset incremental fuel costs for 2008, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Purchased transportation costs increased in 2008 primarily due to the inclusion of FedEx National LTL, which uses a higher proportion of these services, and higher rates paid to our third-party transportation providers. Including incremental costs from FedEx National LTL, depreciation expense increased during 2008 due to investments in information technology and equipment purchased to support ongoing replacement requirements and long-term volume growth. Intercompany charges increased during 2008 primarily due to higher allocated marketing and information technology costs from FedEx Services.
FedEx Freight Segment Outlook
We expect a decline in demand for LTL freight services in 2010 as a result of the continued weak economic conditions and excess capacity in the LTL industry. Ultimately, we believe it is probable that excess capacity will be reduced within the LTL industry given the current economic environment. Industry conditions will result in lower revenues and negatively impact operating income at the FedEx Freight LTL Group, particularly in the first half of 2010. However, we expect volume growth in the second half of 2010. Given the cost-reduction actions taken in 2009, we are well positioned to manage through the current economic recession. If excess capacity exits the LTL industry in 2010, we have the network, resources and capabilities to manage resulting incremental volumes. We will continue to focus on cost-containment activities during 2010, including further productivity improvements and ongoing integration of information technology platforms across our LTL business.
Capital spending is expected to increase slightly in 2010 with the majority of our spending resulting from the replacement of transportation and handling equipment and information technology projects.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $2.292 billion at May 31, 2009, compared to $1.539 billion at May 31, 2008 and $1.569 billion at May 31, 2007. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2009	2008	2007
Operating activities:
Net income	$98	$1,125	$2,016
Noncash impairment charges	1,103	882	—
Other noncash charges and credits	2,554	2,305	1,988
Changes in assets and liabilities	(1,002)	(847)	(447)

Cash provided by operating activities	2,753	3,465	3,557

Investing activities:
Business acquisitions, net of cash acquired	(3)	(4)	(1,310)
Capital expenditures and other	(2,380)	(2,893)	(2,814)

Cash used in investing activities	(2,383)	(2,897)	(4,124)

Financing activities:
Proceeds from debt issuances	1,000	—	1,054
Principal payments on debt	(501)	(639)	(906)
Dividends paid	(137)	(124)	(110)
Other	38	146	155

Cash provided by (used in) financing activities	400	(617)	193

Effect of exchange rate changes on cash	(17)	19	6

Net increase (decrease) in cash and cash equivalents	$753	$(30)	$(368)

Cash Provided by Operating Activities. Cash flows from operating activities decreased $712 million in 2009 primarily due to reduced income and a $600 million increase in contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”), partially offset by a $307 million reduction in income tax payments. Noncash charges and credits increased in 2009 due to our goodwill and asset impairment charges. Cash flows from operating activities decreased $92 million in 2008 primarily due to higher operating costs, particularly fuel and purchased transportation, partially offset by year-over-year reductions in income tax payments of $248 million. We made tax-deductible voluntary contributions to our U.S. Retirement Plans of $1.1 billion during 2009, $479 million during 2008 and $482 million during 2007.
Cash Used for Investing Activities. Capital expenditures during 2009 were 17% lower largely due to decreased spending at FedEx Express and FedEx Services. Capital expenditures during 2008 were 2% higher largely due to planned expenditures for facility expansion at FedEx Express and FedEx Ground. During 2007, $1.3 billion of cash was used for the FedEx National LTL, FedEx U.K., DTW Group and other acquisitions. See Note 3 of the accompanying consolidated financial statements for further discussion of these acquisitions. See “Capital Resources” for a discussion of capital expenditures during 2009 and 2008.

Debt Financing Activities. We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
In January 2009, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of fixed-rate notes totaling $250 million due in January 2014 and $750 million due in January 2019. The fixed-rate notes due in January 2014 bear interest at an annual rate of 7.375%, payable semi-annually, and the fixed-rate notes due in January 2019 bear interest at an annual rate of 8.00%, payable semi-annually. A portion of the net proceeds were used for repayment of our $500 million aggregate principal amount of 3.5% notes that matured on April 1, 2009. We plan to use the remaining net proceeds for working capital and general corporate purposes, including the repayment upon maturity of all or a portion of our $500 million aggregate principal amount of 5.50% notes maturing on August 15, 2009.
A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. This revolving credit agreement expires in July 2010. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.6 to 1.0 at May 31, 2009. Under this financial covenant, our additional borrowing capacity is capped. While our fourth quarter 2009 goodwill impairment charges and our SFAS 158 equity adjustment had a negative impact on our borrowing capacity, we continue to have significant available borrowing capacity under this covenant. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of May 31, 2009, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid cash dividends of $137 million in 2009, $124 million in 2008 and $110 million in 2007. On June 8, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend was paid on July 1, 2009 to stockholders of record as of the close of business on June 18, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year. In connection with our most recent annual evaluation of the quarterly dividend payment amount, and in light of current economic conditions, we decided not to increase the amount at that time.
CAPITAL RESOURCES
Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities and package-handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2009	2008	2007	2009/2008	2008/2007
Aircraft and related equipment	$925	$998	$1,107	(7)	(10)
Facilities and sort equipment	742	900	674	(18)	34
Vehicles	319	404	445	(21)	(9)
Information and technology investments	298	366	431	(19)	(15)
Other equipment	175	279	225	(37)	24

Total capital expenditures	$2,459	$2,947	$2,882	(17)	2

FedEx Express segment	$1,348	$1,716	$1,672	(21)	3
FedEx Ground segment	636	509	489	25	4
FedEx Freight segment	240	266	287	(10)	(7)
FedEx Services Segment	235	455	432	(48)	5
Other	—	1	2	NM	NM

Total capital expenditures	$2,459	$2,947	$2,882	(17)	2

Capital expenditures during 2009 were lower than the prior year primarily due to decreased spending at FedEx Express for facilities and aircraft and aircraft-related equipment. Prior year FedEx Express capital expenditures included construction of a new regional hub in Greensboro, NC, sort expansion of the Indianapolis hub, expansion of the Memphis hub and construction of a new office building in Memphis. FedEx Services capital expenditures decreased in 2009 primarily due to the planned reduction in FedEx Office network expansion, decreased spending and the postponement of several information technology projects, along with the substantial completion of information technology facility expansions in the prior year. Capital spending at FedEx Ground increased in 2009 due to increased spending on facilities and sort equipment associated with its comprehensive network expansion plan. Capital expenditures increased during 2008 primarily due to increased spending at FedEx Express for facility expansion and expenditures at FedEx Services for information technology facility expansions and the addition of new FedEx Office locations.
LIQUIDITY OUTLOOK
We had $2.3 billion in cash and cash equivalents as of May 31, 2009. For 2010, we believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations (described above). Although we expect higher capital expenditures in 2010, we anticipate that our cash flow from operations will exceed our investing activities, excluding any acquisitions. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically for future growth.
Secured financing may be used to obtain capital assets if we determine that it best suits our needs. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors, as we experienced in 2009. During 2009, global credit markets experienced significant liquidity disruptions, and continued uncertainty in the credit markets has made financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing, such as commercial paper. Although these factors may make it more difficult or expensive for us to access credit markets, we still have access to credit, as evidenced by our debt issuance in the third quarter of 2009.

The American Recovery and Reinvestment Act of 2009 was signed into law in February 2009. Among other things, this law extends the bonus tax depreciation deductions for qualified assets acquired and placed into service during calendar year 2009. As a result of this extension, we estimate that the net benefit from bonus tax depreciation provisions passed in 2008 and 2009 could be approximately $50 million in 2010; however, the actual amount is subject to the nature and timing of our capital expenditures in 2010, which may be impacted by economic conditions.
Our capital expenditures are expected to be $2.6 billion in 2010 and will include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at FedEx Freight. We also continue to invest in productivity-enhancing technologies. We expect approximately 61% of capital expenditures in 2010 will be designated for growth initiatives and 39% for ongoing maintenance activities. Our expected capital expenditures for 2010 include $1.1 billion in investments for aircraft and aircraft-related equipment at FedEx Express. Aircraft-related capital outlays include the B757s, the first of which entered revenue service in 2009 and which are substantially more fuel-efficient per unit than the aircraft type they are replacing, and the new B777Fs, the first of which is expected to enter revenue service in 2010. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
In December 2008, we reached an agreement with Boeing to defer the delivery of certain B777F aircraft by up to 17 months. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft and obtained an option to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
During 2009, we made $1.1 billion in tax-deductible voluntary contributions to our U.S. Retirement Plans in order to improve their funded status. These contributions included $483 million in September 2008 and $600 million in May 2009. Our U.S. Retirement Plans have ample funds to meet benefit payments. However, current market conditions have negatively impacted our plan asset values, resulting in the 2009 recognition of a $1.2 billion charge to OCI, and increasing our minimum expected funding requirements for 2010. For 2010, we anticipate making contributions to our U.S. Retirement Plans totaling approximately $850 million, including approximately $500 million in voluntary contributions and $350 million in minimum required contributions, beginning in the second quarter of 2010.
In June 2009, Standard & Poor’s reaffirmed our senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and our ratings outlook as “stable.” During the third quarter of 2009, Moody’s Investors Service reaffirmed our senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2. However, Moody’s downgraded our ratings outlook to “negative.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become limited.
In 2010, scheduled debt payments include $664 million of principal payments on unsecured notes and capitalized leases.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of May 31, 2009. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2009. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
						There-
	2010	2011	2012	2013	2014	after	Total
Operating activities:
Operating leases	$1,759	$1,612	$1,451	$1,316	$1,166	$7,352	$14,656
Non-capital purchase obligations and other	234	137	111	62	11	125	680
Interest on long-term debt	157	144	126	98	97	1,815	2,437
Required quarterly contributions to our U.S. Retirement Plans	350	—	—	—	—	—	350

Investing activities:
Aircraft and aircraft-related capital commitments	964	791	527	425	466	1,924	5,097
Other capital purchase obligations	69	—	—	—	—	—	69

Financing activities:
Debt	500	250	—	300	250	989	2,289
Capital lease obligations	164	20	8	119	2	15	328

Total	$4,197	$2,954	$2,223	$2,320	$1,992	$12,220	$25,906

We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above. In addition, we have historically made voluntary tax-deductible contributions to our U.S. Retirement Plans. These amounts have not been legally required and therefore are not reflected in the table above. However, included in the table above are anticipated minimum required quarterly contributions totaling $350 million for 2010 that begin in the second quarter.
We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within 12 months, which are included in current liabilities.

Operating Activities
In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2009. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 16 of the accompanying consolidated financial statements for more information.
Included in the preceding table within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability for uncertain tax positions under FIN 48 of $5 million. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($67 million) is excluded from the preceding table. See Note 11 of the accompanying consolidated financial statements for further information.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.
Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment contracts. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configuration, which is reflected in the table above. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 16 of the accompanying consolidated financial statements for more information.
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
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2010, we have scheduled debt payments of $664 million, which includes $500 million of principal payments on our 5.5% unsecured notes maturing in August 2009 and principal and interest payments on capital leases.

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
We made significant changes to our retirement plans during 2008 and 2009. Beginning January 1, 2008, we increased the annual company-matching contribution under the largest of our 401(k) plans covering most employees from a maximum of $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. As a temporary cost-control measure, we suspended 401(k) company-matching contributions for a minimum of one year effective February 1, 2009.
Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula (based on average earnings and years of service) were capped for most employees, and those benefits will be payable beginning at retirement. Effective June 1, 2008, future pension benefits for most employees began to be accrued under a cash balance formula we call the Portable Pension Account. These changes did not affect the benefits of previously retired and terminated vested participants. In addition, these pension plans were modified to accelerate vesting from five years to three years for most participants.
Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Under the tax-qualified plans, the pension benefit is payable as a lump sum or an annuity at retirement at the election of the employee. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury index, with an interest rate equal to the greater of 4% or the one-year Treasury Constant Maturities rate plus 1%, but not greater than a rate based on the larger of the average 30-year Treasury note or the applicable provisions of the Internal Revenue Code.

RETIREMENT PLANS COSTS. Retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2009	2008	2007
U.S. domestic and international pension plans	$177	$323	$467
U.S. domestic and international defined contribution plans	237	216	176
Postretirement healthcare plans	57	77	55

	$471	$616	$698

The determination of our annual retirement plans cost is highly sensitive to changes in the assumptions related to these plans because we have a large active workforce, a significant amount of assets in the pension plans, and the payout of benefits will occur over an extended period in the future. Total retirement plans cost decreased $145 million in 2009, primarily due to a higher discount rate.
Retirement plans cost in 2010 is expected to be approximately $500 million, an increase of approximately $29 million from 2009. This increase is attributable to increased pension plan expense as a result of the negative impact of current market conditions on our pension plan assets, which will be substantially offset by lower expenses on our 401(k) plans due to the temporary suspension of the company-matching contribution.
PENSION COST. The components of pension cost for all pension plans are as follows (in millions):

	2009	2008	2007
Service cost	$499	$518	$540
Interest cost	798	720	707
Expected return on plan assets	(1,059)	(985)	(930)
Recognized actuarial (gains) losses and other	(61)	70	150

Net periodic benefit cost	$177	$323	$467

Pension cost for our primary domestic pension plan was favorably affected in 2009 by approximately $210 million due to an increase in the discount rate driven by higher interest rates in the bond market year over year. Pension cost will be higher in 2010 by approximately $125 million due to significant declines in the value of our plan assets due to current market conditions, partially offset by a higher discount rate.

Following is a discussion of the key estimates we consider in determining our pension cost:
DISCOUNT RATE. This is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation, or PBO) to their net present value and to determine the succeeding year’s pension expense. The discount rate is determined each year at the plan measurement date. An increase in the discount rate decreases pension expense. The discount rate affects the PBO and pension expense based on the measurement dates, as described below.

	Discount	Amounts Determined by Measurement Date and
Measurement Date (1)	Rate	Discount Rate
5/31/2009	7.68%	2009 PBO and 2010 expense
6/01/2008	7.15	2009 expense
2/29/2008	6.96	2008 PBO
2/28/2007	6.01	2007 PBO and 2008 expense
2/28/2006	5.91	2006 PBO and 2007 expense

(1)	SFAS 158 required us to change our measurement date to May 31, beginning in 2009.
We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. In selecting bonds for this theoretical portfolio, we focus on bonds that match cash flows to benefit payments and limit our concentration of bonds by industry and issuer. This bond modeling technique allows for the use of non-callable and make-whole bonds that meet certain screening criteria to ensure that the selected bonds with a call feature have a low probability of being called. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve.
The increase in the discount rate for 2010 was driven by current conditions in the market for high-grade corporate bonds, in which yields have strengthened significantly since May 31, 2008. The discount rate assumption is highly sensitive, as the following table illustrates with our largest tax-qualified U.S. domestic pension plan:

	Sensitivity (in millions)
	Effect on 2010	May 31, 2009
	Pension Expense	Effect on PBO
One basis point change in discount rate	$1.5	$13.9
One basis point change in expected return on assets	1.2	—
At the February 29, 2008 and June 1, 2008 measurement dates, respectively, a one-basis-point change in the discount rate would have impacted the 2008 PBO by $16 million and 2009 expense by $1.7 million.
PLAN ASSETS. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in listed securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers.
Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:
•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;

•	the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over the next 10- to 15-year time period (or such other time period that may be appropriate); and

•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

We review the expected long-term rate of return on an annual basis and revise it as appropriate. As part of our strategy to manage future pension costs and net funded status volatility, we are transitioning to a more liability-driven investment strategy, which will better align our plan assets and liabilities. This strategy will ultimately result in a greater concentration of fixed-income investments.
To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The following table summarizes our current asset allocation strategy (dollars in millions):

	Plan Assets at Measurement Date
	2009			2008
Asset Class	Actual	Actual %	Target %	Actual	Actual %	Target %
Domestic equities	$4,129	39%	30%	$5,694	49%	53%
International equities	1,724	16	15	2,481	21	17
Private equities	357	3	5	406	4	5

Total equities	6,210	58	50	8,581	74	75
Long-duration fixed-income securities	2,535	24	45	1,778	15	15
Other fixed-income securities	1,861	18	5	1,302	11	10

	$10,606	100%	100%	$11,661	100%	100%

The target asset allocations in the table above for 2009 reflect targets established in connection with our liability-driven investment strategy described above. Our actual asset allocations will continue to transition to the target levels over time as we continue to implement this strategy. We have assumed an 8.0% compound geometric long-term rate of return on our U.S. domestic pension plan assets for 2010, a decrease from 8.5% in 2009 and 2008 and 9.1% in 2007, as described in Note 12 of the accompanying consolidated financial statements. This decrease was driven by lower expectations for future returns in light of recent losses in the equity markets and our shift in investment strategy, which will yield lower returns due to a heavier percentage of fixed-income securities.
The actual historical return on our U.S. pension plan assets, calculated on a compound geometric basis, was approximately 7.5%, net of investment manager fees, for the 15-year period ended May 31, 2009 and 9.4%, net of investment manager fees, for the 15-year period ended February 29, 2008.
Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing the actuarial gains or losses over four years. Another method used in practice applies the market value of plan assets at the measurement date. In determining our 2010 pension expense, the calculated-value method significantly mitigated the impact of asset value declines in the determination of our pension expense, reducing our expected 2010 expense by $135 million.

SALARY INCREASES. The assumed future increase in salaries and wages is also a key estimate in determining pension cost. Generally, we correlate changes in estimated future salary increases to changes in the discount rate (since that is an indicator of general inflation and cost of living adjustments) and general estimated levels of profitability (since most incentive compensation is a component of pensionable wages). In the future, based on the plan design changes discussed above, a one-basis-point across-the-board change in the rate of estimated future salary increases will have an immaterial impact on our pension costs. Our assumed average future salary increases based on age and years of service are below.

Assumed Average
Future Salary
Increases

2010 Projected	4.42%
2009	4.49%
2008	4.47%
2007	3.46%
FUNDED STATUS. Following is information concerning the funded status under SFAS 158 of our pension plans as of May 31 (in millions):

	2009	2008
Funded Status of Plans:
Projected benefit obligation (PBO)	$11,050	$11,617
Fair value of plan assets	10,812	11,879

Funded status of the plans	(238)	262
Employer contributions after measurement date	—	15

Net funded status	$(238)	$277

Components of Funded Status by Plans:
Qualified plans	$278	$827
Nonqualified plans	(318)	(331)
International plans	(198)	(219)

Net funded status	$(238)	$277

Components of Amounts Included in Balance Sheets:
Noncurrent pension assets	$311	$827
Current pension and other benefit obligations	(31)	(32)
Noncurrent pension and other benefit obligations	(518)	(518)

Net amount recognized	$(238)	$277

Cash Amounts:
Cash contributions during the year	$1,146	$548
Benefit payments during the year	$351	$318
The amounts recognized in the balance sheet under SFAS 158 reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At May 31, 2009, in accordance with the provisions of SFAS 158, we recorded a decrease to equity through OCI of $1.2 billion (net of tax) to reflect unrealized market losses during 2009. Those losses are subject to amortization over future years and may be reflected in future income statements unless they are recovered.

The funding requirements for our tax-qualified U.S. domestic pension plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status under IRS rules falls below 80% at the beginning of a plan year. All of our qualified U.S. domestic pension plans had funded status levels in excess of 80% for 2007, 2008 and 2009, and are expected to for 2010 as well. Despite mark-to-market adjustments required under SFAS 158, our plans remain adequately funded to provide benefits to our employees as they come due, and current benefit payments are nominal compared to our total plan assets (benefit payments for 2009 were approximately 3% of plan assets).
In September 2008, we made $483 million in voluntary contributions to our U.S. tax-qualified plans. We made additional voluntary contributions of $600 million during the fourth quarter of 2009 in order to improve the funded status of our principal pension plans. While our U.S. tax-qualified plans have ample funds to meet benefit payments, current market conditions have negatively impacted asset values and could significantly impact funding considerations in 2010. We anticipate making contributions to the U.S. tax-qualified plans totaling approximately $850 million in 2010, including $350 million in required minimum quarterly payments.
Cumulative unrecognized actuarial losses for pension plans expense determination were $3.7 billion through May 31, 2009, compared to $2.5 billion at February 29, 2008. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected U.S. domestic pension plan expense for 2010 includes $125 million of amortization of these actuarial losses versus $44 million in 2009, $162 million in 2008 and $136 million in 2007.
SELF-INSURANCE ACCRUALS
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At May 31, 2009, there were $1.5 billion of self-insurance accruals reflected in our balance sheet ($1.4 billion at May 31, 2008). Approximately 40% of these accruals were classified as current liabilities in 2009 and 2008.
The measurement of these costs requires the consideration of historical cost experience, judgments about the present and expected levels of cost per claim and self-insurance retention levels. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Cost trends on material accruals are updated each quarter. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date. These estimates include consideration of factors such as severity of claims, frequency of claims and future healthcare costs. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Historically, it has been infrequent that incurred claims exceeded our self-insured limits. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments based on historical development factors.
We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are consistently measured on a conservative basis. Nevertheless, changes in healthcare costs, accident frequency and severity, insurance retention levels and other factors can materially affect the estimates for these liabilities. For example, during 2009, FedEx Ground recorded $70 million in incremental self-insurance reserves for liability insurance based on adverse experience on bodily injury claims.

LONG-LIVED ASSETS
PROPERTY AND EQUIPMENT. Our key businesses are capital intensive, with approximately 55% of our total assets invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred. However, consistent with industry practice, we capitalize certain aircraft-related major maintenance costs on one of our aircraft fleet types and amortize these costs over their estimated service lives.
The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 18 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods and could have a material impact on our results of operations. Historically, gains and losses on operating equipment have not been material (typically aggregating less than $10 million annually). However, such amounts may differ materially in the future due to changes in business levels, technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.
Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $130 million at May 31, 2009 and $127 million at May 31, 2008. We plan to modify these assets in the future and place them into operations.
The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We operate integrated transportation networks and, accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level for our analysis of impairment. Further, decisions about capital investments are evaluated based on the impact to the overall network rather than the return on an individual asset. We make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs or lower operating costs of newer aircraft types, and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values when the decision is made to dispose of the asset and certain other criteria are met. The fair value determinations for such aircraft may require management estimates, as there may not be active markets for some of these aircraft. Such estimates are subject to revision from period to period.

During the fourth quarter of 2009, we recorded $202 million in property and equipment impairment charges. These charges are primarily related to our April 2009 decision to permanently remove from service 10 Airbus A310-200 aircraft and four Boeing MD10-10 aircraft owned by the company, along with certain excess aircraft engines at FedEx Express. This decision resulted in an impairment charge of $191 million, which was recorded in the fourth quarter of 2009. A limited amount of our total aircraft capacity remains temporarily grounded because of network overcapacity due to the current economic environment. There were no material property and equipment impairment charges recognized in 2008 or 2007.
LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 to the accompanying consolidated financial statements, at May 31, 2009 we had approximately $15 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2009 was approximately six years.
The future commitments for operating leases are not reflected as a liability in our balance sheet under U.S. accounting rules. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. In addition, our evaluation includes ensuring we properly account for build-to-suit lease arrangements and making judgments about whether various forms of lessee involvement during the construction period make the lessee an agent for the owner-lessor or, in substance, the owner of the asset during the construction period. We believe we have well-defined and controlled processes for making these evaluations, including obtaining third-party appraisals for material transactions to assist us in making these evaluations.
GOODWILL. We have $2.2 billion of goodwill in our balance sheet from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity.
In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” a two-step impairment test is performed on goodwill. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.
Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies (principally the income or market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Each year, independent of our goodwill impairment test, we update the calculation of our weighted-average cost of capital (“WACC”) and perform a long-range planning analysis to project expected results of operations. Using this data, we complete a separate fair value analysis for each of our reporting units. Changes in forecasted operating results and other assumptions could materially affect these estimates. We perform our annual impairment test in the fourth quarter unless circumstances indicate the need to accelerate the timing of the test.
In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009 in accordance with SFAS 142, we recorded a charge of $900 million for impairment of the value of goodwill. This charge included an $810 million charge related to reduction of the value of the goodwill recorded as a result of the February 2004 acquisition of Kinko’s, Inc. (now known as FedEx Office) and a $90 million charge related to reduction of the value of the goodwill recorded as a result of the September 2006 acquisition of the U.S. and Canadian less-than-truckload freight operations of Watkins Motor Lines and certain affiliates (now known as FedEx National LTL).

FEDEX OFFICE GOODWILL. In 2008, despite several management changes and strategic actions focused on growing revenues and profitability at FedEx Office, we recorded a charge of $891 million in connection with our annual impairment testing. The charge predominantly related to a $515 million impairment of the Kinko’s trade name and a $367 million impairment of goodwill. This charge was a result of the decision to phase out the use of the Kinko’s trade name and reduced profitability at FedEx Office over the forecast period. Additional discussion of the key assumptions related to these charges is included in Note 4 to our consolidated financial statements.
During 2009, the U.S. recession had a significant negative impact on demand for FedEx Office services, resulting in lower revenues and continued operating losses at this reporting unit. In response to these conditions, FedEx Office initiated an internal reorganization designed to improve revenue-generating capabilities and reduce costs. Several actions were taken during 2009 to reduce FedEx Office’s cost structure and position it for long-term growth under better economic conditions. These actions included headcount reductions, domestic store closures and the termination of operations in some international locations. In addition, we substantially curtailed future network expansion in light of current economic conditions.
The valuation methodology to estimate the fair value of the FedEx Office reporting unit was based primarily on an income approach. We believe use of the income approach is an appropriate methodology for the FedEx Office reporting unit because it is the most direct method of measuring enterprise value for this reporting unit. Because of the nature of the service offerings at FedEx Office, it exhibits characteristics of a retailer, a business services provider and a printing provider. Accordingly, it is difficult to find directly comparable companies for use under the market approach. However, market approach information was incorporated into our test to ensure the reasonableness of our conclusions on estimated value under the income approach. Key assumptions considered were the revenue, operating income and capital expenditure forecasts, the assessed growth rate in the periods beyond the detailed forecast period, and the discount rate.
For 2009, we used a discount rate of 12.0%, versus a discount rate of 12.5% in 2008. Our discount rate of 12.0% for 2009 represents our WACC of the FedEx Office reporting unit adjusted for company-specific risk premium to account for the estimated uncertainty associated with our future cash flows. The development of the WACC used in our estimate of fair value considered the following key factors:
•	current market conditions for the equity-risk premium and risk-free interest rate;

•	benchmark capital structures for guideline companies with characteristics similar to the FedEx Office reporting unit;

•	the size and industry of the FedEx Office reporting unit; and

•	risks related to the forecast of future revenues and profitability of the FedEx Office reporting unit.
The discount rate incorporates current market participant considerations, as indicated above, and decreased year over year, as increases in the WACC (due to general economic conditions) were offset by reductions in the company-specific risk premium. The company-specific risk premium was reduced primarily due to lower long-term growth and profitability assumptions associated with the 2009 forecast. The WACC used in the estimate of fair value in future periods may be impacted by changes in market conditions (including those of market participants), as well as the specific future performance of the FedEx Office reporting unit and are subject to change, based on changes in specific facts and circumstances.

The key drivers of enterprise value for FedEx Office in 2008 were significant improvements in long-term revenue and profitability growth, as well as continued network expansion activities. Despite the benefits of the internal reorganization described above, the current and projected impact of the recession and the elimination of future network expansion significantly reduced the value of the FedEx Office reporting unit for 2009. The valuation of the FedEx Office reporting unit was sensitive to both the underlying forecast assumptions and the discount rate assumptions. For example, a 50-basis-point increase or decrease in the discount rate impacted the estimate of fair value by $40 million. Further, a 100-basis-point improvement or deterioration in the operating margin in each year of the forecast period impacted the fair value by $220 million.
Upon completion of the impairment test, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $810 million during the fourth quarter of 2009. The remaining goodwill attributable to the FedEx Office reporting unit is $362 million as of May 31, 2009. The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of income. This charge is included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
FEDEX NATIONAL LTL GOODWILL. During 2009, the U.S. recession had a significant negative impact on the LTL industry, resulting in steep volume declines, intense yield pressure and the exit of numerous small to medium competitors from the market. The outlook for the LTL market is uncertain due to the recession and the negative impact of aggressive pricing resulting from continued excess capacity in the market. The results for the FedEx National LTL reporting unit in 2009 reflect the impact of the recession, with reduced revenues and increased operating losses.
The valuation methodology to estimate the fair value of the FedEx National LTL reporting unit was based primarily on a market approach (revenue multiples and/or earnings multiples) that considered market participant assumptions. We believe use of the market approach for FedEx National LTL is appropriate due to the forecast risk associated with the projections used under the income approach, particularly in the outer years of the forecast period (as described below). Further, there are directly comparable companies to the FedEx National LTL reporting unit for consideration under the market approach. The income approach also was incorporated into the impairment test to ensure the reasonableness of our conclusions under the market approach. Key assumptions considered were the revenue, operating income and capital expenditure forecasts and market participant assumptions on multiples related to revenue and earnings forecasts.
The forecast used in the valuation assumes operating losses will continue in the near-term due to the current economic conditions and excess capacity in the industry. However, the long-term outlook assumes that this excess capacity exits the market. This assumption drives significant volume and yield improvement into the FedEx National LTL reporting unit in future periods. The decision to include an assumption related to the elimination of excess capacity from the market and the associated cash flows is significant to the valuation and reflects management’s outlook on the industry for future periods as of the valuation date.

In 2008, the estimated value of the FedEx National LTL reporting unit was attributable to its long-term cash-generating capabilities, and the forecasts used to value the reporting unit were prepared prior to the severe impact of the U.S. recession on its business. Although the forecast used in the valuation assumes long-term profitability resulting from the elimination of excess capacity from the market, recent operating losses combined with projected near-term operating losses for the FedEx National LTL reporting unit, resulted in a significant reduction in the value of this business from 2008. Accordingly, we recorded an impairment charge of $90 million during the fourth quarter of 2009. This charge represented substantially all of the goodwill resulting from this acquisition. The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of income and is included in the results of the FedEx Freight segment.
OTHER REPORTING UNITS GOODWILL. Our remaining reporting units with significant recorded goodwill (excluding FedEx Office and FedEx National LTL) include our FedEx Express reporting unit and our FedEx Freight reporting unit. We evaluated our remaining reporting units during the fourth quarter of 2009, and while the estimated fair value of these reporting units declined from 2008, the estimated fair value of each of our other reporting units significantly exceeded their carrying values in 2009. As a result, no additional testing or impairment charges were necessary.
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
TAX CONTINGENCIES. We are subject to income and operating tax rules of the U.S., and its states and municipalities, and of the foreign jurisdictions in which we operate. Significant judgment is required in determining income tax provisions, as well as deferred tax asset and liability balances, due to the complexity of these rules and their interaction with one another. We account for income taxes under SFAS 109, “Accounting for Income Taxes,” by recording both current taxes payable and deferred tax assets and liabilities. Our provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which we operate, applied to taxable income, reduced by applicable tax credits.
We account for operating taxes based on multi-state, local and foreign taxing jurisdiction rules in those areas in which we operate. Provisions for operating taxes are estimated based upon these rules, asset acquisitions and disposals, historical spend and other variables. These provisions are consistently evaluated for reasonableness against compliance and risk factors.
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
OTHER CONTINGENCIES. Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, employment-related claims and FedEx Ground’s owner-operators. We account for these contingencies in accordance with SFAS 5, which requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss will be incurred and the amount of the loss can be reasonably estimated. SFAS 5 requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable of occurring.
Our legal department maintains thorough processes to identify, evaluate and monitor the status of litigation and other loss contingencies as they arise and develop. Management has regular, comprehensive litigation and contingency reviews, including updates from internal and external counsel, to assess the need for accounting recognition of a loss or disclosure of these contingencies. In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate, among other factors, the degree of probability of an unfavorable outcome or settlement and the ability to make a reasonable estimate of the amount of loss. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs materially from our previously estimated liability.

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
Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, besides the pilots of FedEx Express, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress is considering adopting changes in labor laws, however, that would make it easier for unions to organize small units of our employees. For example, in May 2009, the U.S. House of Representatives passed the FAA Reauthorization Act, which includes a provision that would remove most FedEx Express employees from the purview of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” Should the House version of the FAA Reauthorization Act (or a similar bill removing FedEx Express from RLA jurisdiction) be passed by the entire Congress and signed into law by the President, it could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. There is also the possibility that the U.S. Congress could pass other labor legislation, such as the currently proposed Employee Free Choice Act (the “EFCA”) (also called “card-check legislation”), that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). The EFCA would amend the NLRA to substantially liberalize the procedures for union organization — for example, by eliminating employees’ absolute right to a secret ballot vote in union elections. The EFCA could also require imposition of an arbitrated initial contract that could include pay, benefit and work rules that could adversely impact employers.
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

Our transportation businesses may be impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers, especially in the U.S. domestic market, away from our higher-yielding express services to our lower-yielding ground services or even reduce customer demand for our services altogether. These effects were evident in the first quarter of 2009, as fuel prices reached all-time highs. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks.
Our businesses are capital intensive, and we must make capital expenditures based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, recent and current weak economic conditions and the delivery of newer, more fuel-efficient aircraft have led to excess aircraft capacity at FedEx Express. As a result, during the fourth quarter of 2009, we decided to permanently remove 14 aircraft and certain excess aircraft engines from service and thus recorded a charge of $191 million. A limited number of other aircraft remain temporarily grounded because of network overcapacity, and any future decisions to further alter our networks by eliminating additional aircraft or other assets may lead to additional asset impairment charges.
We face intense competition, especially during the current global recession. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, our competitors determine the charges for their services, and the current global recession has led to a very competitive pricing environment within our industries. If the pricing environment becomes irrational, it could limit our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share. In addition, maintaining a broad portfolio of services is important to keeping and attracting customers. While we believe we compete effectively through our current service offerings, if our competitors offer a broader range of services or more effectively bundle their services, it could impede our ability to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, during 2007 we acquired the LTL freight operations of Watkins Motor Lines (renamed FedEx National LTL) and made strategic acquisitions in China, the United Kingdom and India. During 2004, we acquired Kinko’s, Inc. (now known as FedEx Office). While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets. As an example, during 2008 and 2009, we recorded aggregate charges of $1.8 billion for impairment of the value of the Kinko’s trade name and portions of the goodwill recorded as a result of the Kinko’s and Watkins Motor Lines acquisitions. These charges were necessary, among other reasons, because the recent and forecasted financial performance of those companies did not meet our original expectations as a result of weak economic conditions.
FedEx Ground relies on owner-operators to conduct its line-haul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in numerous class-action lawsuits (including many that have been certified as class actions), several individual lawsuits and numerous tax and other administrative proceedings that claim that the company’s owner-operators or their drivers should be treated as our employees, rather than independent contractors. We expect to incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. If FedEx Ground is compelled to convert its independent contractors to employees, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.
Increased security requirements could impose substantial costs on us, especially at FedEx Express. As a result of concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in July 2007, the U.S. Transportation Security Administration issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contained many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements could impose material costs on us.
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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. We believe this decision violates international treaties and air services agreements and is likely to be challenged by the U.S. Government. If the decision stands, however, then all FedEx Express flights to and from any airport in any member state of the European Union would be covered by the ETS requirements beginning in 2012, and each year we would be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. House of Representatives has passed and the Senate is currently considering a bill that would regulate GHG emissions, and some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or trucks prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services.
We are also subject to risks and uncertainties that affect many other businesses, including:
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including tax, accounting, trade (such as protectionist measures enacted in response to the current weak economic conditions), labor (such as card-check legislation), environmental (such as climate change legislation) or postal rules;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, patent litigation, and any other legal proceedings;

•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can disrupt electrical service, damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and

•	credit losses from our customers’ inability or unwillingness to pay for previously provided services as a result of, among other things, weak economic conditions and tight credit markets.
We are directly affected by the state of the economy. While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the current global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy. As a result, the current global recession has had a disproportionately negative impact on us and our recent financial results.
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook (including segment outlooks),” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “Retirement Plans” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.
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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2009.
The effectiveness of our internal control over financial reporting as of May 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2009 of FedEx Corporation and our report dated July 10, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective May 31, 2007 the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2009

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,292	$1,539
Receivables, less allowances of $196 and $158	3,391	4,359
Spare parts, supplies and fuel, less allowances of $175 and $163	367	435
Deferred income taxes	511	544
Prepaid expenses and other	555	367

Total current assets	7,116	7,244

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	10,118	10,165
Package handling and ground support equipment	4,960	4,817
Computer and electronic equipment	4,280	5,040
Vehicles	3,078	2,754
Facilities and other	6,824	6,529

	29,260	29,305
Less accumulated depreciation and amortization	15,843	15,827

Net property and equipment	13,417	13,478

OTHER LONG-TERM ASSETS

Goodwill	2,229	3,165
Pension assets	311	827
Intangible and other assets	1,171	919

Total other long-term assets	3,711	4,911

	$24,244	$25,633

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$653	$502
Accrued salaries and employee benefits	861	1,118
Accounts payable	1,372	2,195
Accrued expenses	1,638	1,553

Total current liabilities	4,524	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	1,930	1,506

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,071	1,264
Pension, postretirement healthcare and other benefit obligations	934	989
Self-insurance accruals	904	804
Deferred lease obligations	802	671
Deferred gains, principally related to aircraft transactions	289	315
Other liabilities	164	190

Total other long-term liabilities	4,164	4,233

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 312 million shares issued for 2009 and 311 million shares issued for 2008	31	31
Additional paid-in capital	2,053	1,922
Retained earnings	12,919	13,002
Accumulated other comprehensive loss	(1,373)	(425)
Treasury stock, at cost	(4)	(4)

Total common stockholders’ investment	13,626	14,526

	$24,244	$25,633

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2009	2008	2007

REVENUES	$35,497	$37,953	$35,214

OPERATING EXPENSES:
Salaries and employee benefits	13,767	14,202	13,740
Purchased transportation	4,534	4,634	3,978
Rentals and landing fees	2,429	2,441	2,343
Depreciation and amortization	1,975	1,946	1,742
Fuel	3,811	4,409	3,428
Maintenance and repairs	1,898	2,068	1,952
Impairment and other charges	1,204	882	—
Other	5,132	5,296	4,755

	34,750	35,878	31,938

OPERATING INCOME	747	2,075	3,276

OTHER INCOME (EXPENSE):
Interest expense	(85)	(98)	(136)
Interest income	26	44	83
Other, net	(11)	(5)	(8)

	(70)	(59)	(61)

INCOME BEFORE INCOME TAXES	677	2,016	3,215

PROVISION FOR INCOME TAXES	579	891	1,199

NET INCOME	$98	$1,125	$2,016

BASIC EARNINGS PER COMMON SHARE	$0.31	$3.64	$6.57

DILUTED EARNINGS PER COMMON SHARE	$0.31	$3.60	$6.48

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2009	2008	2007

OPERATING ACTIVITIES
Net income	$98	$1,125	$2,016
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,975	1,946	1,742
Provision for uncollectible accounts	181	134	106
Deferred income taxes and other noncash items	299	124	37
Noncash impairment charges	1,103	882	—
Stock-based compensation	99	101	103
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Receivables	762	(447)	(323)
Other assets	(196)	(237)	(85)
Pension assets and liabilities, net	(913)	(273)	(69)
Accounts payable and other liabilities	(628)	190	66
Other, net	(27)	(80)	(36)

Cash provided by operating activities	2,753	3,465	3,557

INVESTING ACTIVITIES
Capital expenditures	(2,459)	(2,947)	(2,882)
Business acquisitions, net of cash acquired	(3)	(4)	(1,310)
Proceeds from asset dispositions and other	79	54	68

Cash used in investing activities	(2,383)	(2,897)	(4,124)

FINANCING ACTIVITIES
Principal payments on debt	(501)	(639)	(906)
Proceeds from debt issuances	1,000	—	1,054
Proceeds from stock issuances	41	108	115
Excess tax benefits on the exercise of stock options	4	38	45
Dividends paid	(137)	(124)	(110)
Other, net	(7)	—	(5)

Cash provided by (used in) financing activities	400	(617)	193

CASH AND CASH EQUIVALENTS

Effect of exchange rate changes on cash	(17)	19	6
Net increase (decrease) in cash and cash equivalents	753	(30)	(368)
Cash and cash equivalents at beginning of period	1,539	1,569	1,937

Cash and cash equivalents at end of period	$2,292	$1,539	$1,569

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at May 31, 2006	$31	$1,438	$10,068	$(24)	$(2)	$11,511
Net income	—	—	2,016	—	—	2,016
Foreign currency translation adjustment, net of tax of $8	—	—	—	26	—	26
Minimum pension liability adjustment, net of tax of $24	—	—	—	(50)	—	(50)

Total comprehensive income						1,992

Retirement plans adjustment in connection with the adoption of SFAS 158, net of tax of $582	—	—	—	(982)	—	(982)
Cash dividends declared ($0.37 per share)	—	—	(114)	—	—	(114)
Employee incentive plans and other (2,508,850 shares issued)	—	251	—	—	(2)	249

Balance at May 31, 2007	31	1,689	11,970	(1,030)	(4)	12,656
Net income	—	—	1,125	—	—	1,125
Foreign currency translation adjustment, net of tax of $15	—	—	—	99	—	99
Retirement plans adjustment, net of tax of $296	—	—	—	506	—	506

Total comprehensive income						1,730

Cash dividends declared ($0.30 per share)	—	—	(93)	—	—	(93)
Employee incentive plans and other (2,556,318 shares issued)	—	233	—	—	—	233

Balance at May 31, 2008	31	1,922	13,002	(425)	(4)	14,526
Adjustment to opening balances for SFAS 158 measurement date transition, net of deferred tax benefit of $26 and deferred tax expense of $220, respectively	—	—	(44)	369	—	325

Balance at June 1, 2008	31	1,922	12,958	(56)	(4)	14,851
Net income	—	—	98	—	—	98
Foreign currency translation adjustment, net of tax of $28	—	—	—	(112)	—	(112)
Retirement plans adjustment, net of tax of $718	—	—	—	(1,205)	—	(1,205)

Total comprehensive loss						(1,219)

Cash dividends declared ($0.44 per share)	—	—	(137)	—	—	(137)
Employee incentive plans and other (995,271 shares issued)	—	131	—	—	—	131

Balance at May 31, 2009	$31	$2,053	$12,919	$(1,373)	$(4)	$13,626

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. Our FedEx Services segment provides customer-facing sales, marketing, information technology and customer service support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). These companies represent our major service lines and form the core of our reportable segments.
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2009 or ended May 31 of the year referenced.
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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $379 million in 2009, $445 million in 2008 and $406 million in 2007.
CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.
SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft related) are reported at weighted-average cost. Supplies and fuel are reported at average cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.
PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized as incurred and amortized over their estimated service lives. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2009	2008
Wide-body aircraft and related equipment	15 to 25 years	$5,139	$5,550
Narrow-body and feeder aircraft and related equipment	5 to 15 years	709	452
Package handling and ground support equipment	2 to 30 years	1,928	1,897
Computer and electronic equipment	2 to 10 years	782	943
Vehicles	3 to 15 years	1,107	1,007
Facilities and other	2 to 40 years	3,752	3,629
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.8 billion in 2009, $1.8 billion in 2008 and $1.7 billion in 2007. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $71 million in 2009, $50 million in 2008 and $34 million in 2007.
IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. We operate integrated transportation networks, and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level, for our analysis of impairment.
During the fourth quarter of 2009, we recorded $202 million in property and equipment impairment charges. These charges are primarily related to our April 2009 decision to permanently remove from service 10 Airbus A310-200 aircraft and four Boeing MD10-10 aircraft owned by the company, along with certain excess aircraft engines at FedEx Express. This decision resulted in an impairment charge of $191 million, which was recorded in the fourth quarter of 2009. A limited amount of our total aircraft capacity remains temporarily grounded because of network overcapacity due to the current economic environment. There were no material property and equipment impairment charges recognized in 2008 or 2007.
GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.
INTANGIBLE ASSETS. Intangible assets include customer relationships, trade names, technology assets and contract-based intangibles acquired in business combinations. Intangible assets are amortized over periods ranging from 2 to 15 years, either on a straight-line basis or an accelerated basis depending upon the pattern in which the economic benefits are realized.
PENSION AND POSTRETIREMENT HEALTHCARE PLANS. On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income (“OCI”) of unrecognized gains or losses and prior service costs or credits. The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through accumulated other comprehensive income (“AOCI”).

Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $372 million, net of tax) as an adjustment to the opening balance of AOCI. These adjustments increased the amount recorded for our pension assets by $528 million. Our actuarial gains resulted primarily from a 19-basis-point increase in the discount rate for our primary pension plan and an increase in plan assets at June 1, 2008.
Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. We generally do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.
At May 31, 2009, in accordance with the provisions of SFAS 158, we recorded a decrease to equity through OCI of $1.2 billion (net of tax) based primarily on mark-to-market adjustments related to unrealized losses in our pension plan assets during 2009.
INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The cumulative effect of adoption was immaterial. We follow FIN 48 guidance to record uncertainties and make judgments in the application of complex tax regulations.
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
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive loss were $56 million at May 31, 2009, $167 million at May 31, 2008 and $69 million at May 31, 2007.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees. The effect of this new agreement on second quarter 2007 net income was $78 million net of tax, or $0.25 per diluted share.
STOCK-BASED COMPENSATION. We recognize compensation expense for stock-based awards under the provisions of SFAS 123R, “Share-Based Payment,” and related interpretations. SFAS 123R requires recognition of compensation expense for stock-based awards using a fair value method. We adopted SFAS 123R in 2007 using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments based on the fair value on the original grant date.
DIVIDENDS DECLARED PER COMMON SHARE. On June 8, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend was paid on July 1, 2009 to stockholders of record as of the close of business on June 18, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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
On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. Therefore, the adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB will be effective for our first quarter of fiscal year 2010.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard will require us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard will be effective for our first quarter of fiscal year 2010.

NOTE 3: BUSINESS COMBINATIONS
During 2007, we made the following acquisitions:

				Purchase Price
Segment	Business Acquired	Rebranded	Date Acquired	(in millions)
FedEx Freight	Watkins Motor Lines	FedEx National LTL	September 3, 2006	$787
FedEx Express	ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	241
FedEx Express	Tianjin Datian W. Group Co., Ltd. (“DTW Group”)	N/A	March 1, 2007	427
These acquisitions expanded our portfolio of services to include long-haul LTL freight services and domestic express services in the United Kingdom and China. These acquisitions were not material to our results of operations or financial condition. The portion of the purchase price allocated to goodwill and other identified intangible assets for the FedEx National LTL, FedEx U.K. and DTW Group acquisitions will be deductible for U.S. tax purposes over 15 years. During 2009, 2008 and 2007, we also made other immaterial acquisitions that are not presented in the table above.
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

NOTE 4: GOODWILL AND INTANGIBLES
GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein follows (in millions):

			Purchase			Purchase
		Impairment	Adjustments		Impairment	Adjustments
	May 31, 2007	Charge	and Other (1)	May 31, 2008	Charge	and Other (1)	May 31, 2009

FedEx Express segment	$1,088	$—	$35	$1,123	$—	$(33)	$1,090
FedEx Ground segment	90	—	—	90	—	—	90
FedEx Freight segment	777	—	—	777	(90)	—	687
FedEx Services segment	1,542	(367)	—	1,175	(810)	(3)	362

	$3,497	$(367)	$35	$3,165	$(900)	$(36)	$2,229

(1)	Primarily currency translation adjustments.
In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” a two-step impairment test is performed on goodwill. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.
In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009 in accordance with SFAS 142, we recorded a charge of $900 million for impairment of the value of goodwill. This charge included an $810 million charge related to reduction of the value of the goodwill recorded as a result of the February 2004 acquisition of Kinko’s, Inc. (now known as FedEx Office) and a $90 million charge related to reduction of the value of the goodwill recorded as a result of the September 2006 acquisition of the U.S. and Canadian less-than-truckload freight operations of Watkins Motor Lines and certain affiliates (now known as FedEx National LTL).
FedEx Office Goodwill
During 2009, the U.S. recession had a significant negative impact on demand for FedEx Office services, resulting in lower revenues and continued operating losses at this reporting unit. In response to these conditions, FedEx Office initiated an internal reorganization designed to improve revenue-generating capabilities and reduce costs. Several actions were taken during 2009 to reduce FedEx Office’s cost structure and position it for long-term growth under better economic conditions. These actions included headcount reductions, domestic store closures and the termination of operations in some international locations. In addition, we substantially curtailed future network expansion in light of current economic conditions.
The valuation methodology to estimate the fair value of the FedEx Office reporting unit was based primarily on an income approach. We believe use of the income approach is an appropriate methodology for the FedEx Office reporting unit because it is the most direct method of measuring enterprise value for this reporting unit. Because of the nature of the service offerings at FedEx Office, it exhibits characteristics of a retailer, a business services provider and a printing provider. Accordingly, it is difficult to find directly comparable companies for use under the market approach. However, market approach information was incorporated into our test to ensure the reasonableness of our conclusions on estimated value under the income approach. Key assumptions considered were the revenue, operating income and capital expenditure forecasts, the assessed growth rate in the periods beyond the detailed forecast period, and the discount rate.

For 2009, we used a discount rate of 12.0%, versus a discount rate of 12.5% in 2008. Our discount rate of 12.0% for 2009 represents our estimated weighted-average cost of capital (“WACC”) of the FedEx Office reporting unit adjusted for company-specific risk premium to account for the estimated uncertainty associated with our future cash flows. The development of the WACC used in our estimate of fair value considered the following key factors:
•	current market conditions for the equity-risk premium and risk-free interest rate;

•	benchmark capital structures for guideline companies with characteristics similar to the FedEx Office reporting unit;

•	the size and industry of the FedEx Office reporting unit; and

•	risks related to the forecast of future revenues and profitability of the FedEx Office reporting unit.
The discount rate incorporates current market participant considerations, as indicated above, and decreased year over year, as increases in the WACC (due to general economic conditions) were offset by reductions in the company-specific risk premium. The company-specific risk premium was reduced primarily due to lower long-term growth and profitability assumptions associated with the 2009 forecast. The WACC used in the estimate of fair value in future periods may be impacted by changes in market conditions (including those of market participants), as well as the specific future performance of the FedEx Office reporting unit and are subject to change, based on changes in specific facts and circumstances.
Upon completion of the impairment test, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $810 million during the fourth quarter of 2009. The remaining goodwill attributable to the FedEx Office reporting unit is $362 million as of May 31, 2009. The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of income. This charge is included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
FedEx National LTL Goodwill
During 2009, the U.S. recession had a significant negative impact on the LTL industry, resulting in steep volume declines, intense yield pressure and the exit of numerous small to medium competitors from the market. The outlook for the LTL market is uncertain due to the recession and the negative impact of aggressive pricing resulting from continued excess capacity in the market. The results for the FedEx National LTL reporting unit in 2009 reflect the impact of the recession, with reduced revenues and increased operating losses.
The valuation methodology to estimate the fair value of the FedEx National LTL reporting unit was based primarily on a market approach (revenue multiples and/or earnings multiples) that considered market participant assumptions. We believe use of the market approach for FedEx National LTL is appropriate due to the forecast risk associated with the projections used under the income approach, particularly in the outer years of the forecast period (as described below). Further, there are directly comparable companies to the FedEx National LTL reporting unit for consideration under the market approach. The income approach also was incorporated into the impairment test to ensure the reasonableness of our conclusions under the market approach. Key assumptions considered were the revenue, operating income and capital expenditure forecasts and market participant assumptions on multiples related to revenue and earnings forecasts.
The forecast used in the valuation assumes operating losses will continue in the near-term due to the current economic conditions and excess capacity in the industry. However, the long-term outlook assumes that this excess capacity exits the market. This assumption drives significant volume and yield improvement into the FedEx National LTL reporting unit in future periods. The decision to include an assumption related to the elimination of excess capacity from the market and the associated cash flows is significant to the valuation and reflects management’s outlook on the industry for future periods as of the valuation date.

We recorded an impairment charge of $90 million during the fourth quarter of 2009. This charge represented substantially all of the goodwill resulting from this acquisition. The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of income and is included in the results of the FedEx Freight segment.
Other Reporting Units Goodwill
Our remaining reporting units with significant recorded goodwill (excluding FedEx Office and FedEx National LTL) include our FedEx Express reporting unit and our FedEx Freight reporting unit. We evaluated our remaining reporting units during the fourth quarter of 2009, and while the estimated fair value of these reporting units declined from 2008, the estimated fair value of each of our other reporting units significantly exceeded their carrying values in 2009. As a result, no additional testing or impairment charges were necessary.
FedEx Office Goodwill — 2008
During 2008, several developments and strategic decisions occurred at FedEx Office, including:
•	FedEx Office was reorganized as a part of the FedEx Services segment. FedEx Office provides retail access to our customers for our package transportation businesses and an array of document and business services. Under FedEx Services, FedEx Office benefits from the full range of resources and expertise of FedEx Services to continue to enhance the customer experience, provide greater, more convenient access to the portfolio of services at FedEx, and increase revenues through our retail network.
•	Senior management at FedEx Office was reorganized with several positions terminated and numerous reporting realignments, including naming a new president and CEO.
•	We determined that we would minimize the use of the Kinko’s trade name over the next several years.
•	We began implementing revenue growth and cost management plans to improve financial performance.
•	We began pursuing a more disciplined approach to the long-term expansion of the retail network, reducing the overall level of expansion.
In connection with our annual impairment testing in the fourth quarter of 2008, the valuation methodology to estimate the fair value of the FedEx Office reporting unit was based primarily on an income approach that considered market participant assumptions to estimate fair value. Key assumptions considered were the revenue and operating income forecast, the assessed growth rate in the periods beyond the detailed forecast period, and the discount rate.
In performing our annual impairment test, the most significant assumption used to estimate the fair value of the FedEx Office reporting unit was the discount rate. We used a discount rate of 12.5%, representing the estimated WACC of the FedEx Office reporting unit. The development of the WACC used in our estimate of fair value considered the following key factors:
•	benchmark capital structures for guideline companies with characteristics similar to the FedEx Office reporting unit;
•	current market conditions for the risk free interest rate;
•	the size and industry of the FedEx Office reporting unit; and
•	risks related to the forecast of future revenues and profitability of the FedEx Office reporting unit.

Upon completion of the impairment test, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $367 million during the fourth quarter of 2008. The goodwill impairment charge is included in 2008 operating expenses in the accompanying consolidated statements of income. This charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
INTANGIBLE ASSETS. The components of our identifiable intangible assets were as follows (in millions):

	May 31, 2009			May 31, 2008
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$207	$(133)	$74	$205	$(95)	$110
Contract related	79	(72)	7	79	(67)	12
Technology related and other	74	(62)	12	74	(51)	23
Kinko’s trade name	52	(27)	25	52	(8)	44

Total	$412	$(294)	$118	$410	$(221)	$189

Prior to 2008, the intangible asset associated with the Kinko’s trade name was not amortized because it had an indefinite remaining useful life and our intent was to use it indefinitely. During the fourth quarter of 2008, we made the decision to change the name of FedEx Kinko’s to FedEx Office and rebrand our retail locations over the next several years. We believe the FedEx Office name better describes the wide range of services available at our retail centers and takes full advantage of the FedEx brand. This change converted this asset to a finite life asset and resulted in an impairment charge of $515 million. We estimated the fair value of this intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are inherently uncertain.
The $515 million impairment charge recorded during the fourth quarter of 2008 resulted in a remaining trade name balance of $52 million, which we began amortizing in the fourth quarter of 2008 on an accelerated basis, which will be fully amortized by May 2011. The trade name impairment charge is included in operating expenses in the accompanying consolidated statements of income. The charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
Amortization expense for intangible assets was $73 million in 2009, $60 million in 2008 and $42 million in 2007. Estimated amortization expense for the next five years is as follows (in millions):

2010	$47
2011	34
2012	11
2013	9
2014	10

NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2009	2008
Accrued Salaries and Employee Benefits
Salaries	$201	$193
Employee benefits, including variable compensation	143	404
Compensated absences	517	521

	$861	$1,118

Accrued Expenses
Self-insurance accruals	$626	$577
Taxes other than income taxes	338	339
Other	674	637

	$1,638	$1,553

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts) were as follows (in millions):

	May 31,
	2009	2008
Senior unsecured debt
Interest rate of 3.50%, due in 2009	$—	$500
Interest rate of 5.50%, due in 2010	500	499
Interest rate of 7.25%, due in 2011	250	250
Interest rate of 9.65%, due in 2013	300	300
Interest rate of 7.38%, due in 2014	250	—
Interest rate of 8.00%, due in 2019	750	—
Interest rate of 7.60%, due in 2098	239	239

	2,289	1,788

Capital lease obligations	294	220

	2,583	2,008
Less current portion	653	502

	$1,930	$1,506

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2009, are as follows (in millions):

2010	$500
2011	250
2012	—
2013	300
2014	250
Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $2.3 billion compared with an estimated fair value of $2.4 billion at May 31, 2009, and $1.8 billion compared with an estimated fair value of $1.9 billion at May 31, 2008. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
We have a shelf registration statement filed with the Securities and Exchange Commission that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
In January 2009, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of fixed-rate notes totaling $250 million due in January 2014 and $750 million due in January 2019. The fixed-rate notes due in January 2014 bear interest at an annual rate of 7.375%, payable semi-annually, and the fixed-rate notes due in January 2019 bear interest at an annual rate of 8.00%, payable semi-annually. A portion of the net proceeds were used for repayment of our $500 million aggregate principal amount of 3.5% notes that matured on April 1, 2009. We plan to use the remaining net proceeds for working capital and general corporate purposes, including the repayment upon maturity of all or a portion of our $500 million aggregate principal amount of 5.50% notes maturing on August 15, 2009.
A $1 billion revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. This revolving credit agreement expires in July 2010. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.6 to 1.0 at May 31, 2009. As of May 31, 2009, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
We issue other financial instruments in the normal course of business to support our operations. Letters of credit at May 31, 2009 were $606 million. The amount unused under our primary $500 million letter of credit facility totaled $45 million at May 31, 2009. This facility expires in July 2010. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.
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

NOTE 7: LEASES
We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2040. We leased 13% of our total aircraft fleet under capital or operating leases as of May 31, 2009, compared with 14% as of May 31, 2008. In addition, supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.
The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2009	2008
Aircraft	$50	$—
Package handling and ground support equipment	165	165
Vehicles	17	20
Other, principally facilities	147	150

	379	335
Less accumulated amortization	300	290

	$79	$45

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2009	2008	2007

Minimum rentals	$2,047	$1,990	$1,916
Contingent rentals (1)	181	228	241

	$2,228	$2,218	$2,157

(1)	Contingent rentals are based on equipment usage.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2010	$164	$512	$1,247	$1,759
2011	20	526	1,086	1,612
2012	8	504	947	1,451
2013	119	499	817	1,316
2014	2	472	694	1,166
Thereafter	15	2,458	4,894	7,352

Total	328	$4,971	$9,685	$14,656

Less amount representing interest	34

Present value of net minimum lease payments	$294

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2009 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.
NOTE 8: PREFERRED STOCK
Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2009, none of these shares had been issued.
NOTE 9: STOCK-BASED COMPENSATION
Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2009	2008	2007
Stock-based compensation expense	$99	$101	$103
We have two types of equity-based compensation: stock options and restricted stock.
STOCK OPTIONS. Under the provisions of our incentive stock plans, key employees and non-employee directors may be granted options to purchase shares of our common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years, with 82% of our options vesting ratably over four years.
RESTRICTED STOCK. Under the terms of our incentive stock plans, restricted shares of our common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price on the date of award. Compensation related to these awards is recognized as expense over the requisite service period.
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

	2009	2008	2007
Weighted-average Black-Scholes value	$23.66	$29.88	$31.60
Intrinsic value of options exercised	$7	$126	$145

Black-Scholes Assumptions:
Expected lives	5.5 years	5 years	5 years
Expected volatility	23%	19%	22%
Risk-free interest rate	3.284%	4.763%	4.879%
Dividend yield	0.492%	0.337%	0.302%
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

The following table summarizes information about stock option activity for the year ended May 31, 2009:

	Stock Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(in millions) (1)
Outstanding at June 1, 2008	16,677,806	$78.09

Granted	2,209,919	86.78
Exercised	(788,091)	55.25
Forfeited	(456,545)	95.30

Outstanding at May 31, 2009	17,643,089	$79.90	5.6 years	$85

Exercisable	12,149,247	$71.15	4.5 years	$83

Expected to Vest	5,054,335	$99.25	8.1 years	$2

Available for future grants	11,914,914

(1)	Only presented for options with market value at May 31, 2009 in excess of the exercise price of the option.
The options granted during the year ended May 31, 2009 are primarily related to our principal annual stock option grant in June 2008.
The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2009:

	Restricted Stock
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at June 1, 2008	424,985	$103.97

Granted	197,180	90.57
Vested	(177,494)	98.05
Forfeited	(1,930)	100.35

Unvested at May 31, 2009	442,741	$100.40

During the year ended May 31, 2008, there were 174,418 shares of restricted stock granted with a weighted-average fair value of $114.40. During the year ended May 31, 2007, there were 175,005 shares of restricted stock granted with a weighted-average fair value of $109.90.
The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during	Fair value
	the year	(in millions)
2007	3,147,642	$65
2008	2,694,602	$64
2009	2,414,815	$64
As of May 31, 2009, there was $110 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2009 represented 9% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.
NOTE 10: COMPUTATION OF EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2009	2008	2007
Net income	$98	$1,125	$2,016

Weighted-average shares of common stock outstanding	311	309	307

Common equivalent shares:
Incremental effect of shares from exercise of stock options and vesting of restricted stock	1	3	4

Weighted-average common and common equivalent shares outstanding	312	312	311

Basic earnings per common share	$0.31	$3.64	$6.57

Diluted earnings per common share	$0.31	$3.60	$6.48

Antidilutive options excluded from diluted earnings per common share	12.6	4.8	0.4

NOTE 11: INCOME TAXES
The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2009	2008	2007
Current provision (benefit)
Domestic:
Federal	$(35)	$514	$829
State and local	18	74	72
Foreign	214	242	174

	197	830	1,075

Deferred provision (benefit)
Domestic:
Federal	327	31	62
State and local	48	(2)	27
Foreign	7	32	35

	382	61	124

	$579	$891	$1,199

Pretax earnings of foreign operations for 2009, 2008 and 2007 were $106 million, $803 million and $648 million, respectively, which represents only a portion of total results associated with international shipments.
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2009	2008	2007

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
Goodwill impairment	48.0	6.8	—
State and local income taxes, net of federal benefit	1.9	2.1	2.0
Other, net	0.7	0.3	0.3

Effective tax rate	85.6%	44.2%	37.3%

Our 2009 and 2008 effective tax rates were significantly impacted by goodwill impairment charges related to the Kinko’s acquisition, which are not deductible for income tax purposes. Our 2007 tax rate was favorably impacted by the conclusion of various state and federal tax audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China, as described in Note 3.
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2009		2008
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Property, equipment, leases and intangibles	$406	$1,862	$321	$1,650
Employee benefits	384	143	401	364
Self-insurance accruals	392	—	359	—
Other	491	222	426	224
Net operating loss/credit carryforwards	131	—	135	—
Valuation allowances	(137)	—	(124)	—

	$1,667	$2,227	$1,518	$2,238

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2009	2008

Current deferred tax asset	$511	$544
Noncurrent deferred tax liability	(1,071)	(1,264)

	$(560)	$(720)

We have $385 million of net operating loss carryovers in various foreign jurisdictions and $450 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2010. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $191 million in 2009 and $147 million in 2008. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are deemed to be permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion, if not all, of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
Our liabilities recorded under FIN 48 totaled $72 million at May 31, 2009 and $88 million at May 31, 2008, including $59 million at May 31, 2009 and $68 million at May 31, 2008 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. The change from the prior year relates primarily to the resolution of an immaterial state income tax matter during the second quarter of 2009. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $19 million on May 31, 2009 and $25 million on May 31, 2008. Total interest and penalties included in our statement of operations is immaterial.
We file income tax returns in the U.S., various U.S. states, and various foreign jurisdictions. During 2009, the Internal Revenue Service (“IRS”) completed its audit of our consolidated U.S. income tax returns for the 2004 through 2006 tax years. The completion of the audit did not have a material effect on our consolidated financial statements. We are no longer subject to U.S. federal income tax examination for years through 2006 except for specific U.S. federal income tax positions that are in various stages of appeal and/or litigation. No resolution date can be reasonably estimated at this time for these appeals and litigation, but their resolution is not expected to have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at June 1, 2007	$72
Increases for tax positions taken in the current year	16
Increases for tax positions taken in prior years	12
Decreases for tax positions taken in prior years	(9)
Settlements	(3)

Balance at May 31, 2008	$88

Increases for tax positions taken in the current year	$7
Increases for tax positions taken in prior years	10
Decreases for tax positions taken in prior years	(30)
Settlements	(3)

Balance at May 31, 2009	$72

Included in the May 31, 2009 and May 31, 2008 balances are $7 million and $8 million, respectively, of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion. It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.

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
We made significant changes to our retirement plans during 2008 and 2009. Beginning January 1, 2008, we increased the annual company-matching contribution under the largest of our 401(k) plans covering most employees from a maximum of $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. As a temporary cost-control measure, we suspended 401(k) company-matching contributions for a minimum of one year effective February 1, 2009.
Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula (based on average earnings and years of service) were capped for most employees, and those benefits will be payable beginning at retirement. Effective June 1, 2008, future pension benefits for most employees began to be accrued under a cash balance formula we call the Portable Pension Account. These changes did not affect the benefits of previously retired and terminated vested participants. In addition, these pension plans were modified to accelerate vesting from five years to three years for most participants.
Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Under the tax-qualified plans, the pension benefit is payable as a lump sum or an annuity at retirement at the election of the employee. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury index, with an interest rate equal to the greater of 4% or the one-year Treasury Constant Maturities rate plus 1%, but not greater than a rate based on the larger of the average 30-year Treasury note or the applicable provisions of the Internal Revenue Code.
A summary of our retirement plans costs over the past three years is as follows (in millions):

	2009	2008	2007

U.S. domestic and international pension plans	$177	$323	$467
U.S. domestic and international defined contribution plans	237	216	176
Postretirement healthcare plans	57	77	55

	$471	$616	$698

PENSION PLANS. Our largest pension plan covers certain U.S. employees age 21 and over, with at least one year of service. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in compliance with local laws and practices.

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
RECENT ACCOUNTING PRONOUNCEMENT. As discussed in Note 1, we adopted the recognition and disclosure provisions of SFAS 158 on May 31, 2007. The adoption of SFAS 158 required recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in AOCI of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. The adoption of SFAS 158 resulted in a $982 million charge to shareholders’ equity at May 31, 2007 through AOCI. At May 31, 2009, under the provisions of SFAS 158, we recorded a decrease to equity of $1.2 billion (net of tax) based on a $462 million decrease in the funded status of our retirement plans since May 31, 2008. At May 31, 2008, we recorded an increase to equity of $469 million (net of tax) based on a $1 billion improvement in the funded status of our retirement plans since May 31, 2007.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $372 million, net of tax) as an adjustment to the opening balance of AOCI. These adjustments increased the amount recorded for our pension assets by $528 million. Our actuarial gains resulted primarily from a 19-basis-point increase in the discount rate for our primary pension plan and an increase in plan assets at June 1, 2008.
PENSION PLAN ASSUMPTIONS. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.
Beginning in 2009, we use a measurement date of May 31 for our pension and postretirement healthcare plans. Prior to 2009, our measurement date was February 28 (February 29 in 2008). Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future. Additional information about our pension plans can be found in the Critical Accounting Estimates section of Management’s Discussion and Analysis in this Annual Report.
Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate.
Predominantly all of our plan assets are actively managed. The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with public and private fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices.

The weighted-average asset allocations for our domestic pension plans at the measurement date were as follows (dollars in millions):

	Plan Assets at Measurement Date
	2009			2008
Asset Class	Actual	Actual %	Target %	Actual	Actual %	Target %
Domestic equities	$4,129	39%	30%	$5,694	49%	53%
International equities	1,724	16	15	2,481	21	17
Private equities	357	3	5	406	4	5

Total equities	6,210	58	50	8,581	74	75
Long-duration fixed-income securities	2,535	24	45	1,778	15	15
Other fixed-income securities	1,861	18	5	1,302	11	10

	$10,606	100%	100%	$11,661	100%	100%

Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:
•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;
•	the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over the next 10- to 15-year time period (or such other time period that may be appropriate); and
•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.
We review the expected long-term rate of return on an annual basis and revise it as appropriate. As part of our strategy to manage future pension costs and net funded status volatility, we are transitioning to a more liability-driven investment strategy, which will better align our plan assets and liabilities. This strategy will ultimately result in a greater concentration of fixed-income investments.
To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The studies performed or updated supported the reasonableness of our expected rate of return of 8.5% for 2009 and 2008 and 9.1% for 2007. Based on conditions in global equity markets, we will reduce our estimated long-term rate of return on plan assets from 8.5% to 8.0% for 2010. For the 15-year period ended May 31, 2009, our actual returns were 7.5%.

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2009 and a statement of the funded status as of May 31, 2009 and 2008 (in millions):

	Pension Plans (1)		Postretirement Healthcare Plans (1)
	2009	2008	2009	2008

Accumulated Benefit Obligation (“ABO”)	$10,745	$11,212

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO / APBO at the beginning of year	$11,617	$12,209	$492	$525
Adjustments due to change in measurement date
Service cost plus interest cost during gap period	309	—	16	—
Additional experience during gap period	(302)	—	(19)	—
Changes due to gap period cash flow	(83)	—	(5)	—
Service cost	499	518	31	35
Interest cost	798	720	33	31
Actuarial (gain) loss	(1,420)	(1,531)	(94)	(56)
Benefits paid	(351)	(318)	(42)	(40)
Amendments	(1)	1	—	—
Other	(16)	18	21	(3)

PBO / APBO at the end of year	$11,050	$11,617	$433	$492

Change in Plan Assets
Fair value of plan assets at beginning of year	$11,879	$11,506	$—	$—
Adjustments due to change in measurement date
Additional experience during gap period	522	—	—	—
Changes due to gap period cash flow	(76)	—	—	—
Actual return on plan assets	(2,306)	141	—	—
Company contributions	1,146	548	21	64
Benefits paid	(351)	(318)	(42)	(40)
Other	(2)	2	21	(24)

Fair value of plan assets at end of year	$10,812	$11,879	$—	$—

Funded Status of the Plans	$(238)	$262	$(433)	$(492)
Employer contributions after measurement date	—	15	—	5

Net amount recognized	$(238)	$277	$(433)	$(487)

Amount Recognized in the Balance Sheet at May 31:
Noncurrent pension assets	$311	$827	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(31)	(32)	(26)	(30)
Noncurrent pension, postretirement healthcare and other benefit obligations	(518)	(518)	(407)	(457)

Net amount recognized	$(238)	$277	$(433)	$(487)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$3,731	$2,455	$(248)	$(144)
Prior service (credit) cost and other	(1,220)	(1,362)	2	2

Total	$2,511	$1,093	$(246)	$(142)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$130	$51	$(12)	$(7)
Prior service credit and other	(113)	(114)	—	—

Total	$17	$(63)	$(12)	$(7)

(1)	The measurement date for 2009 is May 31, 2009, and the measurement date for 2008 is February 29, 2008.

Our pension plans included the following components at May 31, 2009 and 2008 (in millions):

			Fair Value of	Funded		Net Amount
	ABO	PBO	Plan Assets	Status	Other (1)	Recognized
2009
Qualified	$10,113	$10,328	$10,606	$278	$—	$278
Nonqualified	317	318	—	(318)	—	(318)
International Plans	315	404	206	(198)	—	(198)

Total	$10,745	$11,050	$10,812	$(238)	$—	$(238)

2008
Qualified	$10,530	$10,834	$11,661	$827	$—	$827
Nonqualified	333	338	—	(338)	7	(331)
International Plans	349	445	218	(227)	8	(219)

Total	$11,212	$11,617	$11,879	$262	$15	$277

(1)	Amounts in “Other” represent employer contributions after measurement date.
The table above provides the ABO, PBO, fair value of plan assets and funded status of our plans on an aggregated basis. The following table, provided under the requirements of SFAS 158, presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. These plans are primarily comprised of our unfunded nonqualified plans and certain international plans, but do not include our principal U.S. domestic plan. At May 31, 2009 and 2008, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value
	of Plan Assets
	2009	2008
Pension Benefits
Fair Value of Plan Assets	$375	$218
PBO	(923)	(783)

Net funded status	$(548)	$(565)

	ABO Exceeds the Fair Value
	of Plan Assets
	2009	2008
Pension Benefits
ABO (1)	$(778)	$(682)

Fair Value of Plan Assets	$325	$217
PBO	(869)	(782)

Net funded status	$(544)	$(565)

(1)	ABO not used in determination of funded status.
The APBO exceeds plan assets for each of our postretirement healthcare plans.
In September 2008, we made $483 million in voluntary contributions to our U.S. tax-qualified plans. We made additional voluntary contributions of $600 million during the fourth quarter of 2009 in order to improve the funded status of our principal pension plans. During 2008, we made voluntary contributions of $479 million to our U.S. tax-qualified plans. While our U.S. tax-qualified plans have ample funds to meet benefit payments, current market conditions have negatively impacted asset values over the near term. We anticipate making contributions to the U.S. tax-qualified plans totaling approximately $850 million in 2010, including $350 million in required minimum quarterly payments.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2009	2008	2007	2009	2008	2007
Service cost	$499	$518	$540	$31	$35	$31
Interest cost	798	720	707	33	31	28
Expected return on plan assets	(1,059)	(985)	(930)	—	—	—
Recognized actuarial (gains) losses and other	(61)	70	150	(7)	11	(4)

Net periodic benefit cost	$177	$323	$467	$57	$77	$55

The reduction in pension costs from 2008 to 2009 was attributable to the significantly higher discount rate that was used to determine our 2009 expense. Decreases in pension costs from 2007 to 2008 are primarily the result of the plan changes discussed above and in Note 1.
Amounts recognized in OCI for all plans were as follows (in millions):

	2009				2008
			Postretirement				Postretirement
	Pension Plans		Healthcare Plans		Pension Plans		Healthcare Plans
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
	amount	amount	amount	amount	amount	amount	amount	amount
Net gain (loss) and other, arising during period	$1,944	$1,220	$(94)	$(61)	$(685)	$(430)	$(56)	$(38)
Gain (loss) from settlements and curtailments	2	1	—	—	(17)	(10)	6	4
Amortizations:
Prior service credit	113	71	—	—	113	70	—	—
Actuarial (losses) gains and other	(49)	(30)	7	4	(166)	(104)	3	2

Total recognized in OCI	$2,010	$1,262	$(87)	$(57)	$(755)	$(474)	$(47)	$(32)

Weighted-average actuarial assumptions for our primary U.S. pension plans, which represent substantially all of our PBO, are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2009	2008	2007	2009	2008	2007
Discount rate used to determine benefit obligation (1)	7.68%	6.96%	6.01%	7.27%	6.81%	6.08%
Discount rate used to determine net periodic benefit cost	7.15	6.01	5.91	7.13	6.08	6.08
Rate of increase in future compensation levels used to determine benefit obligation	4.42	4.51	4.47	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost (2)	4.49	4.47	3.46	—	—	—
Expected long-term rate of return on assets	8.50	8.50	9.10	—	—	—

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their net present value.

(2)	Average future salary increases based on age and years of service.

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans

2010	$432	$27
2011	455	29
2012	507	30
2013	584	31
2014	654	32
2015-2019	4,654	188
These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 9% during 2010, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7% during 2010, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2009 or 2009 benefit expense because the level of these benefits is capped.
NOTE 13: BUSINESS SEGMENT INFORMATION
FedEx Express, FedEx Ground and the FedEx Freight LTL Group represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments as of May 31, 2009 included the following businesses:

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
FedEx Office (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
FedEx Global Supply Chain Services (logistics services)
Effective June 1, 2009, Caribbean Transportation Services, Inc. (“CTS”), a business in the FedEx Freight segment, was integrated into FedEx Express to leverage synergies between CTS and FedEx Express and to gain cost efficiencies by maximizing the use of FedEx Express assets for this service offering.

FedEx Services Segment
The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for FedEx Express and FedEx Ground U.S. customers; FedEx Global Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office, which provides retail access to our customers for our package transportation businesses and an array of document and business services.
The costs of the sales, marketing and information technology support provided by FedEx Services and the customer service functions of FCIS, together with the normal, ongoing net operating costs of FedEx Global Supply Chain Services and FedEx Office, are allocated primarily to the FedEx Express and FedEx Ground segments based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. The $810 million fourth quarter 2009 impairment charge for the Kinko’s goodwill and the $891 million 2008 charge predominantly associated with impairment charges for the Kinko’s trade name and goodwill were not allocated to the FedEx Express or FedEx Ground segments, as the charges were unrelated to the core performance of those businesses.
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

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services	Other and	Consolidated
	Segment (1)	Segment	Segment (2)	Segment (3)	Eliminations	Total
Revenues
2009	$22,364	$7,047	$4,415	$1,977	$(306)	$35,497
2008	24,421	6,751	4,934	2,138	(291)	37,953
2007	22,681	6,043	4,586	2,136	(232)	35,214
Depreciation and amortization
2009	$961	$337	$224	$451	$2	$1,975
2008	944	305	227	469	1	1,946
2007	856	268	195	420	3	1,742
Operating income (loss)
2009	$794	$807	$(44)	$(810)	$—	$747
2008	1,901	736	329	(891)	—	2,075
2007	1,991	822	463	—	—	3,276
Segment assets (4)
2009	$13,483	$3,291	$3,044	$3,240	$1,186	$24,244
2008	13,416	2,770	3,276	4,651	1,520	25,633
2007	15,650	3,937	3,150	5,384	(4,121)	24,000

(1)	FedEx Express segment 2009 operating expenses include a charge of $260 million primarily related to aircraft-related asset impairments. FedEx Express segment 2007 operating expenses include a charge of $143 million associated with upfront compensation and benefits under our pilot labor contract.

(2)	FedEx Freight segment 2009 operating expenses include a charge of $100 million primarily related to impairment charges associated with goodwill related to the Watkins Motor Lines (now known as FedEx National LTL) acquisition. FedEx Freight segment results include the results of FedEx National LTL from the date of its acquisition on September 3, 2006.

(3)	FedEx Services segment 2009 operating expenses include a charge of $810 million related to impairment of goodwill resulting from the Kinko’s acquisition. FedEx Services segment 2008 operating expenses include a charge of $891 million predominantly related to impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition. The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.

(4)	Segment assets include intercompany receivables.
The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services		Consolidated
	Segment	Segment	Segment	Segment	Other	Total
2009	$1,348	$636	$240	$235	$—	$2,459
2008	1,716	509	266	455	1	2,947
2007	1,672	489	287	432	2	2,882

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2009	2008	2007
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$6,074	$6,578	$6,485
U.S. overnight envelope	1,855	2,012	1,990
U.S. deferred	2,789	2,995	2,883

Total domestic package revenue	10,718	11,585	11,358
International Priority (IP)	6,978	7,666	6,722
International domestic (1)	565	663	370

Total package revenue	18,261	19,914	18,450

Freight:
U.S.	2,165	2,398	2,412
International priority freight	1,104	1,243	1,045
International airfreight	369	406	394

Total freight revenue	3,638	4,047	3,851
Other (2)	465	460	380

Total FedEx Express segment	22,364	24,421	22,681

FedEx Ground segment	7,047	6,751	6,043
FedEx Freight segment (3)	4,415	4,934	4,586
FedEx Services segment	1,977	2,138	2,136
Other and eliminations	(306)	(291)	(232)

	$35,497	$37,953	$35,214

GEOGRAPHICAL INFORMATION (4)
Revenues:
U.S.	$25,819	$27,306	$26,132
International	9,678	10,647	9,082

	$35,497	$37,953	$35,214

Noncurrent assets:
U.S.	$13,560	$14,920	$14,191
International	3,568	3,469	3,180

	$17,128	$18,389	$17,371

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China and India. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Includes the operations of FedEx National LTL from the date of acquisition, September 3, 2006.

(4)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2009	2008	2007

Interest (net of capitalized interest)	$61	$105	$136
Income taxes	509	816	1,064
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
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. FedEx Express has unconditionally guaranteed $755 million in principal of these bonds (with total future principal and interest payments of approximately $1.0 billion as of May 31, 2009) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2009. The remaining $551 million has been accounted for as operating leases.
NOTE 16: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2009 were as follows (in millions):

		Aircraft-
	Aircraft (1)	Related (2)	Other (3)	Total

2010	$710	$254	$648	$1,612
2011	765	26	137	928
2012	527	—	111	638
2013	425	—	62	487
2014	466	—	11	477
Thereafter	1,924	—	125	2,049

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, computers, advertising and promotions contracts and for 2010, a total of $350 million of required quarterly contributions to our U.S. domestic pension plans.

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
In December 2008, we reached an agreement with Boeing to defer the delivery of certain B777F aircraft by up to 17 months. The rescheduled delivery dates have been reflected in the table above. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft and obtained an option to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
Deposits and progress payments of $544 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. These deposits are classified in the “Intangible and other assets” caption of our consolidated balance sheets. Our primary aircraft purchase commitments include the B757 in passenger configuration, which will require additional costs to modify for cargo transport, and the new B777F aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2009, with the year of expected delivery:

	B757	B777F	MD11	Total

2010	12	4	2	18
2011	16	4	—	20
2012	8	3	—	11
2013	—	3	—	3
2014	—	3	—	3
Thereafter	—	13	—	13

Total	36	30	2	68

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
In February 2008, one of these wage-and-hour cases, Wiegele v. FedEx Ground, was certified as a class action by a California federal court, and in April 2008, the U.S. Court of Appeals for the Ninth Circuit denied our petition to review the class certification ruling. The plaintiffs in Wiegele represent a class of FedEx Ground sort managers and dock service managers in California from May 10, 2002 to the present. The plaintiffs allege that FedEx Ground has misclassified the managers as exempt from the overtime requirements of California wage-and-hour laws and is correspondingly liable for failing to pay them overtime compensation and provide them with rest and meal breaks. Subject to court approval, the plaintiffs have agreed to dismiss the sort managers, leaving only the dock service managers in the class.

In September 2008, in another one of these wage-and-hour cases, Tidd v. Adecco USA, Kelly Services and FedEx Ground, a Massachusetts federal court conditionally certified a class limited to individuals who were employed by two temporary employment agencies and who worked as temporary pick-up-and-delivery drivers for FedEx Ground in the New England region within the past three years. Potential claimants must voluntarily “opt in” to the lawsuit in order to be considered part of the class. In addition, in the same opinion, the court granted summary judgment in favor of FedEx Ground with respect to the plaintiffs’ claims for unpaid overtime wages. Accordingly, as to FedEx Ground, the conditionally certified class of plaintiffs is now limited to a claim of failure to pay regular wages due under the federal Fair Labor Standards Act.
In April 2009, in another one of these wage-and-hour cases, Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of FedEx Express couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that FedEx Express violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. We have asked the U.S. Court of Appeals for the Ninth Circuit to accept an appeal of the class certification ruling.
These class certification rulings do not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits.
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
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs have appealed the verdict. The other contractor-model lawsuits that are not part of the multidistrict litigation are not as far along procedurally as Anfinson and are all currently stayed pending further developments in the multidistrict litigation.
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
Independent Contractor — IRS Audit. In October 2008, the IRS withdrew its tentative assessment of tax and penalties for the 2002 calendar year ($319 million plus interest) against FedEx Ground relating to the classification of FedEx Ground’s owner-operators for federal employment tax purposes. The IRS is continuing its employment tax audit of FedEx Ground for the 2002 calendar year. We are engaged in discussions with the IRS audit team regarding this matter. We continue to believe that FedEx Ground’s owner-operators are independent contractors and that no loss is probable in this matter.
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

NOTE 19: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2009 (1)
Revenues	$9,970	$9,538	$8,137	$7,852
Operating income (loss)	630	784	182	(849)
Net income (loss)	384	493	97	(876)
Basic earnings (loss) per common share	1.23	1.59	0.31	(2.82)
Diluted earnings (loss) per common share (2)	1.23	1.58	0.31	(2.82)

2008 (3)
Revenues	$9,199	$9,451	$9,437	$9,866
Operating income (loss)	814	783	641	(163)
Net income (loss)	494	479	393	(241)
Basic earnings (loss) per common share	1.60	1.55	1.27	(0.78)
Diluted earnings (loss) per common share	1.58	1.54	1.26	(0.78)

(1)	Operating expenses for the fourth quarter of 2009 include a charge of $1.2 billion ($1.1 billion, net of tax, or $3.46 per diluted share) primarily related to noncash impairment charges associated with goodwill and aircraft-related asset impairments.

(2)	The sum of the quarterly diluted earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective period.

(3)	Results for the fourth quarter of 2008 include a charge of $891 million ($696 million, net of tax, or $2.22 per diluted share), predominantly related to noncash impairment charges associated with the decision to minimize the use of the Kinko’s trade name and goodwill resulting from the Kinko’s acquisition. The earnings-per-share impact of the impairment charge differs for the fourth quarter and full year due to differences in the weighted-average number of shares outstanding.
NOTE 20: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934.
The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $1.7 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,768	$272	$304	$(52)	$2,292
Receivables, less allowances	1	2,717	712	(39)	3,391
Spare parts, supplies and fuel, prepaid expenses and other, less allowances	1	838	83	—	922
Deferred income taxes	—	486	25	—	511

Total current assets	1,770	4,313	1,124	(91)	7,116

PROPERTY AND EQUIPMENT, AT COST	23	26,984	2,253	—	29,260
Less accumulated depreciation and amortization	17	14,659	1,167	—	15,843

Net property and equipment	6	12,325	1,086	—	13,417

INTERCOMPANY RECEIVABLE	758	—	379	(1,137)	—
GOODWILL	—	1,485	744	—	2,229
INVESTMENT IN SUBSIDIARIES	11,973	2,129	—	(14,102)	—
PENSION ASSETS	311	—	—	—	311
OTHER ASSETS	911	994	121	(855)	1,171

	$15,729	$21,246	$3,454	$(16,185)	$24,244

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$153	$—	$—	$653
Accrued salaries and employee benefits	26	711	124	—	861
Accounts payable	5	1,078	380	(91)	1,372
Accrued expenses	51	1,426	161	—	1,638

Total current liabilities	582	3,368	665	(91)	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	680	—	—	1,930
INTERCOMPANY PAYABLE	—	1,137	—	(1,137)	—
OTHER LIABILITIES
Deferred income taxes	—	1,875	51	(855)	1,071
Other liabilities	271	2,732	90	—	3,093

Total other long-term liabilities	271	4,607	141	(855)	4,164

STOCKHOLDERS’ INVESTMENT	13,626	11,454	2,648	(14,102)	13,626

	$15,729	$21,246	$3,454	$(16,185)	$24,244

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,101	$166	$272	$—	$1,539
Receivables, less allowances	4	3,310	1,083	(38)	4,359
Spare parts, supplies and fuel, prepaid expenses and other, less allowances	10	710	82	—	802
Deferred income taxes	—	512	32	—	544

Total current assets	1,115	4,698	1,469	(38)	7,244

PROPERTY AND EQUIPMENT, AT COST	24	26,658	2,623	—	29,305
Less accumulated depreciation and amortization	16	14,578	1,233	—	15,827

Net property and equipment	8	12,080	1,390	—	13,478

INTERCOMPANY RECEIVABLE	1,902	—	333	(2,235)	—
GOODWILL	—	2,299	866	—	3,165
INVESTMENT IN SUBSIDIARIES	11,913	2,678	—	(14,591)	—
PENSION ASSETS	813	1	13	—	827
OTHER ASSETS	381	744	153	(359)	919

	$16,132	$22,500	$4,224	$(17,223)	$25,633

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$—	$2	$—	$502
Accrued salaries and employee benefits	41	881	196	—	1,118
Accounts payable	3	1,774	456	(38)	2,195
Accrued expenses	25	1,301	227	—	1,553

Total current liabilities	569	3,956	881	(38)	5,368

LONG-TERM DEBT, LESS CURRENT PORTION	749	756	1	—	1,506
INTERCOMPANY PAYABLE	—	2,235	—	(2,235)	—
OTHER LIABILITIES
Deferred income taxes	—	1,518	105	(359)	1,264
Other liabilities	288	2,549	132	—	2,969

Total other long-term liabilities	288	4,067	237	(359)	4,233

STOCKHOLDERS’ INVESTMENT	14,526	11,486	3,105	(14,591)	14,526

	$16,132	$22,500	$4,224	$(17,223)	$25,633

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,923	$5,851	$(277)	$35,497

OPERATING EXPENSES:
Salaries and employee benefits	82	11,483	2,202	—	13,767
Purchased transportation	—	3,362	1,211	(39)	4,534
Rentals and landing fees	4	2,134	296	(5)	2,429
Depreciation and amortization	2	1,706	267	—	1,975
Fuel	—	3,554	257	—	3,811
Maintenance and repairs	1	1,755	142	—	1,898
Impairment and other charges	—	1,098	106	—	1,204
Intercompany charges, net	(193)	81	112	—	—
Other	104	4,198	1,063	(233)	5,132

	—	29,371	5,656	(277)	34,750

OPERATING INCOME	—	552	195	—	747

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	98	103	—	(201)	—
Interest, net	(73)	28	(14)	—	(59)
Intercompany charges, net	90	(118)	28	—	—
Other, net	(17)	(3)	9	—	(11)

INCOME BEFORE INCOME TAXES	98	562	218	(201)	677

Provision for income taxes	—	514	65	—	579

NET INCOME	$98	$48	$153	$(201)	$98

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$31,464	$6,860	$(371)	$37,953

OPERATING EXPENSES:
Salaries and employee benefits	98	11,660	2,444	—	14,202
Purchased transportation	—	3,392	1,333	(91)	4,634
Rentals and landing fees	4	2,127	313	(3)	2,441
Depreciation and amortization	2	1,651	293	—	1,946
Fuel	—	4,095	314	—	4,409
Maintenance and repairs	1	1,907	160	—	2,068
Impairment charges	—	882	—	—	882
Intercompany charges, net	(204)	(94)	298	—	—
Other	99	4,400	1,074	(277)	5,296

	—	30,020	6,229	(371)	35,878

OPERATING INCOME	—	1,444	631	—	2,075

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,125	310	—	(1,435)	—
Interest, net	(44)	4	(14)	—	(54)
Intercompany charges, net	51	(66)	15	—	—
Other, net	(7)	3	(1)	—	(5)

INCOME BEFORE INCOME TAXES	1,125	1,695	631	(1,435)	2,016

Provision for income taxes	—	687	204	—	891

NET INCOME	$1,125	$1,008	$427	$(1,435)	$1,125

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,894	$5,671	$(351)	$35,214

OPERATING EXPENSES:
Salaries and employee benefits	103	11,632	2,005	—	13,740
Purchased transportation	—	3,063	950	(35)	3,978
Rentals and landing fees	3	2,082	261	(3)	2,343
Depreciation and amortization	2	1,513	227	—	1,742
Fuel	—	3,218	210	—	3,428
Maintenance and repairs	1	1,830	121	—	1,952
Intercompany charges, net	(193)	(170)	363	—	—
Other	84	4,133	851	(313)	4,755

	—	27,301	4,988	(351)	31,938

OPERATING INCOME	—	2,593	683	—	3,276

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,016	390	—	(2,406)	—
Interest, net	(22)	(29)	(2)	—	(53)
Intercompany charges, net	29	(34)	5	—	—
Other, net	(7)	—	(1)	—	(8)

INCOME BEFORE INCOME TAXES	2,016	2,920	685	(2,406)	3,215

Provision for income taxes	—	971	228	—	1,199

NET INCOME	$2,016	$1,949	$457	$(2,406)	$2,016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(925)	$3,357	$373	$(52)	$2,753

INVESTING ACTIVITIES
Capital expenditures	—	(2,248)	(211)	—	(2,459)
Business acquisitions, net of cash acquired	—	—	(3)	—	(3)
Proceeds from asset dispositions and other	—	69	10	—	79

CASH USED IN INVESTING ACTIVITIES	—	(2,179)	(204)	—	(2,383)

FINANCING ACTIVITIES
Net transfers (to) from Parent	1,173	(1,066)	(107)	—	—
Payment on loan from Parent	17	—	(17)	—	—
Principal payments on debt	(500)	—	(1)	—	(501)
Proceeds from debt issuance	1,000	—	—	—	1,000
Proceeds from stock issuances	41	—	—	—	41
Excess tax benefits on the exercise of stock options	4	—	—	—	4
Dividends paid	(137)	—	—	—	(137)
Other, net	(7)	—	—	—	(7)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,591	(1,066)	(125)	—	400

CASH AND CASH EQUIVALENTS
Effect of exchange rate changes on cash	—	(6)	(11)	—	(17)
Net increase (decrease) in cash and cash equivalents	666	106	33	(52)	753
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$1,767	$272	$305	$(52)	$2,292

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(44)	$3,070	$439	$—	$3,465

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,683)	(263)	—	(2,947)
Business acquisitions, net of cash acquired	—	—	(4)	—	(4)
Collection on (payment of) loan to Parent	(5,971)	5,971	—	—	—
Proceeds from asset dispositions and other	—	34	20	—	54

CASH USED IN INVESTING ACTIVITIES	(5,972)	3,322	(247)	—	(2,897)

FINANCING ACTIVITIES
Net transfers (to) from Parent	463	(296)	(167)	—	—
Dividend paid (to) from Parent	5,971	(5,971)	—	—	—
Principal payments on debt	(551)	(85)	(3)	—	(639)
Proceeds from stock issuances	108	—	—	—	108
Excess tax benefits on the exercise of stock options	38	—	—	—	38
Dividends paid	(124)	—	—	—	(124)
Other, net	—	—	—	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	5,905	(6,352)	(170)	—	(617)

CASH AND CASH EQUIVALENTS
Effect of exchange rate changes on cash	—	2	17	—	19
Net (decrease) increase in cash and cash equivalents	(111)	42	39	—	(30)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$1,101	$166	$272	$—	$1,539

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(57)	$2,741	$873	$—	$3,557

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,631)	(250)	—	(2,882)
Business acquisitions, net of cash acquired	(175)	(36)	(1,099)	—	(1,310)
Proceeds from asset dispositions	—	47	21	—	68

CASH USED IN INVESTING ACTIVITIES	(176)	(2,620)	(1,328)	—	(4,124)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(578)	40	538	—	—
Principal payments on debt	(700)	(206)	—	—	(906)
Proceeds from debt issuance	999	55	—	—	1,054
Proceeds from stock issuances	115	—	—	—	115
Excess tax benefits on the exercise of stock options	45	—	—	—	45
Dividends paid	(110)	—	—	—	(110)
Other, net	(5)	—	—	—	(5)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(234)	(111)	538	—	193

CASH AND CASH EQUIVALENTS
Effect of exchange rate changes on cash	—	—	6	—	6
Net (decrease) increase in cash and cash equivalents	(467)	10	89	—	(368)
Cash and cash equivalents at beginning of period	1,679	114	144	—	1,937

Cash and cash equivalents at end of period	$1,212	$124	$233	$—	$1,569

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $2.4 billion at May 31, 2009 and $1.9 billion at May 31, 2008. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $35 million as of May 31, 2009 and $27 million as of May 31, 2008. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2009, operating income was negatively impacted due to foreign currency fluctuations. During 2008, foreign currency fluctuations positively impacted operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2009, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $2 million for 2010 (the comparable amount in the prior year was a decrease of $77 million, reflecting higher international revenue in 2008). This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
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
However, our fuel surcharges have a timing lag (approximately six to eight weeks for FedEx Express and FedEx Ground) before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 3% for FedEx Ground before an adjustment to the fuel surcharge occurs. Accordingly, our operating income in a specific period may be significantly affected should the spot price of fuel suddenly change by a substantial amount or change by amounts that do not result in an adjustment in our fuel surcharges.
OTHER. We do not purchase or hold any derivative financial instruments for trading purposes.

SELECTED FINANCIAL DATA
The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2009. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Annual Report.

	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
Operating Results
Revenues	$35,497	$37,953	$35,214	$32,294	$29,363
Operating income	747	2,075	3,276	3,014	2,471
Income before income taxes	677	2,016	3,215	2,899	2,313
Net income	98	1,125	2,016	1,806	1,449

Per Share Data
Earnings per share:
Basic	$0.31	$3.64	$6.57	$5.94	$4.81
Diluted	$0.31	$3.60	$6.48	$5.83	$4.72

Average shares of common stock outstanding	311	309	307	304	301
Average common and common equivalent shares outstanding	312	312	311	310	307
Cash dividends declared	$0.44	$0.30	$0.37	$0.33	$0.29

Financial Position
Property and equipment, net	$13,417	$13,478	$12,636	$10,770	$9,643
Total assets	24,244	25,633	24,000	22,690	20,404
Long-term debt, less current portion	1,930	1,506	2,007	1,592	2,427
Common stockholders’ investment	13,626	14,526	12,656	11,511	9,588

Other Operating Data
FedEx Express aircraft fleet	654	677	669	671	670
Average full-time equivalent employees and contractors	247,908	254,142	241,903	221,677	215,838

(1)	Operating expenses include a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share) primarily related to impairment charges associated with goodwill and aircraft. Additionally, common stockholders’ investment includes an other comprehensive income charge of $1.2 billion, net of tax, related to the funded status of our retirement plans at May 31, 2009.

(2)	Results for 2008 include a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly related to impairment charges associated with intangible assets from the Kinko’s acquisition. See Note 4 to the accompanying consolidated financial statements. Additionally, results for 2008 and 2007 include several 2007 acquisitions, as described in Note 3 to the accompanying financial statements.

(3)	Results for 2007 include a charge of $143 million at FedEx Express associated with upfront compensation and benefits under our labor contract with our pilots. See Note 1 to the accompanying consolidated financial statements.

(4)	Results for 2006 include a charge of $79 million ($49 million, net of tax, or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express.

(5)	Results for 2005 include a charge of $48 million ($31 million, net of tax, or $0.10 per diluted share) at FedEx Express related to the Airline Stabilization Act and a $12 million, or $0.04 per diluted share, benefit from an income-tax adjustment.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2009 and 2008, and for each of the three years in the period ended May 31, 2009, and have issued our report thereon dated July 10, 2009 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2009

SCHEDULE II
FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2009, 2008, AND 2007
(IN MILLIONS)

		ADDITIONS
	BALANCE	CHARGED	CHARGED				BALANCE
	AT	TO	TO				AT
	BEGINNING	TO COSTS	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2009	$88	$181	$—		$155	(a)	$114

2008	79	134	—		125	(a)	88

2007	80	106	—		107	(a)	79

Allowance for Revenue Adjustments

2009	$70	$—	$466	(b)	$454	(c)	$82

2008	57	—	486	(b)	473	(c)	70

2007	64	—	478	(b)	485	(c)	57

Inventory Valuation Allowance:

2009	$163	$15	$—		$3		$175

2008	156	10	—		3		163

2007	150	9	—		3		156

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Years Ended May 31,
	2009	2008	2007	2006	2005

Earnings:
Income before income taxes	$677	$2,016	$3,215	$2,899	$2,313
Add back:
Interest expense, net of capitalized interest	85	98	136	142	160
Amortization of debt issuance costs	5	5	6	5	6
Portion of rent expense representative of interest factor	795	784	766	842	800

Earnings as adjusted	$1,562	$2,903	$4,123	$3,888	$3,279

Fixed Charges:
Interest expense, net of capitalized interest	$85	$98	$136	$142	$160
Capitalized interest	71	50	34	33	22
Amortization of debt issuance costs	5	5	6	5	6
Portion of rent expense representative of interest factor	795	784	766	842	800

	$956	$937	$942	$1,022	$988

Ratio of Earnings to Fixed Charges	1.6	3.1	4.4	3.8	3.3

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Second Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 29, 2008 and filed October 3, 2008, and incorporated herein by reference.)

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

10.13
Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14
Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.15
Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.16
Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.17
Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

U.S. Postal Service Agreement

10.18
Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.19
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

10.20
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

10.21
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

10.22
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

10.23
Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.24	Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express.

Financing Agreement

10.25
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

10.26
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

10.27	Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.28
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

10.29	Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30
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

10.31	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.32
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

10.33
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

10.34
1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.35	Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.36
2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.37	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.38
Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1997 and 2001 Restricted Stock Plans. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.39
FedEx Corporation Incentive Stock Plan, as amended; Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans; Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended; and Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended. (The FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx Corporation’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans was filed as Exhibit 4.2 to FedEx Corporation’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.4 to FedEx Corporation’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference.)

10.40
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

10.41	Amended and Restated FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.42	Compensation Arrangements with Named Executive Officers.

*10.43	Compensation Arrangements with Outside Directors.

10.44	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45
Form of Management Retention Agreement entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Douglas G. Duncan, T. Michael Glenn, Alan B. Graf, Jr., David F. Rebholz and Christine P. Richards. (Filed as Exhibit 10.2 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 140 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.