Form 10-Q
period 2009-08-31
FEDEX CORP
filed 2009-09-18
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at September 15, 2009 312,518,509

FEDEX CORPORATION
INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2009 and May 31, 2009	3-4

Condensed Consolidated Statements of Income Three Months Ended August 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	23

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 4. Controls and Procedures	48

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	49

ITEM 1A. Risk Factors	49

ITEM 6. Exhibits	49

Signature	50

Exhibit Index	E-1

Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2009	May 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,789	$2,292
Receivables, less allowances of $155 and $196	3,410	3,391
Spare parts, supplies and fuel, less allowances of $164 and $175	372	367
Deferred income taxes	510	511
Prepaid expenses and other	307	555

Total current assets	6,388	7,116

PROPERTY AND EQUIPMENT, AT COST	29,484	29,260
Less accumulated depreciation and amortization	15,946	15,843

Net property and equipment	13,538	13,417

OTHER LONG-TERM ASSETS
Goodwill	2,233	2,229
Pension assets	263	311
Other assets	1,435	1,171

Total other long-term assets	3,931	3,711

	$23,857	$24,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2009	May 31,
	(Unaudited)	2009
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$158	$653
Accrued salaries and employee benefits	884	861
Accounts payable	1,311	1,372
Accrued expenses	1,533	1,638

Total current liabilities	3,886	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,918	1,930

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,132	1,071
Pension, postretirement healthcare and other benefit obligations	955	934
Self-insurance accruals	932	904
Deferred lease obligations	811	802
Deferred gains, principally related to aircraft transactions	283	289
Other liabilities	154	164

Total other long-term liabilities	4,267	4,164

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 313 million shares issued as of August 31, 2009 and 312 million shares issued as of May 31, 2009	31	31
Additional paid-in capital	2,091	2,053
Retained earnings	13,031	12,919
Accumulated other comprehensive loss	(1,363)	(1,373)
Treasury stock, at cost	(4)	(4)

Total common stockholders’ investment	13,786	13,626

	$23,857	$24,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2009	2008

REVENUES	$8,009	$9,970

OPERATING EXPENSES:
Salaries and employee benefits	3,377	3,585
Purchased transportation	1,054	1,278
Rentals and landing fees	578	617
Depreciation and amortization	495	492
Fuel	666	1,528
Maintenance and repairs	401	537
Other	1,123	1,303

	7,694	9,340

OPERATING INCOME	315	630

OTHER INCOME (EXPENSE):
Interest, net	(18)	(9)
Other, net	(3)	(3)

	(21)	(12)

INCOME BEFORE INCOME TAXES	294	618

PROVISION FOR INCOME TAXES	113	234

NET INCOME	$181	$384

EARNINGS PER COMMON SHARE:
Basic	$0.58	$1.24

Diluted	$0.58	$1.23

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2009	2008

Operating Activities:
Net income	$181	$384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	495	492
Provision for uncollectible accounts	35	35
Stock-based compensation	35	33
Deferred income taxes and other noncash items	52	35
Changes in operating assets and liabilities:
Receivables	(52)	(98)
Other assets	242	97
Accounts payable and other operating liabilities	(135)	(306)
Other, net	45	26

Cash provided by operating activities	898	698

Investing Activities:
Capital expenditures	(880)	(636)
Proceeds from asset dispositions and other	26	15

Cash used in investing activities	(854)	(621)

Financing Activities:
Principal payments on debt	(508)	(1)
Proceeds from stock issuances	7	5
Excess tax benefit on the exercise of stock options	1	—
Dividends paid	(34)	(34)
Other, net	(16)	—

Cash used in financing activities	(550)	(30)

Effect of exchange rate changes on cash	3	(13)

Net (decrease) increase in cash and cash equivalents	(503)	34
Cash and cash equivalents at beginning of period	2,292	1,539

Cash and cash equivalents at end of period	$1,789	$1,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2009 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2009 and the results of our operations and cash flows for the three-month periods ended August 31, 2009 and 2008. Operating results for the three-month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2010 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
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
On June 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of SFAS 157 had no impact on our financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards became effective for us beginning June 1, 2009 and had no impact on our financial statements.
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events, which for SEC registrants is the date we file our financial statements with the SEC. This standard became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of GAAP,” (“SFAS 168”), which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective beginning for periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our second quarter 2010 Form 10-Q to reflect accounting guidance references included in the Codification.
DIVIDENDS DECLARED PER COMMON SHARE. On June 8, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend was paid on July 1, 2009 to stockholders of record as of the close of business on June 18, 2009. On August 14, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend is payable on October 1, 2009, to stockholders of record as of the close of business on September 10, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
Our total stock-based compensation expense was $35 million for the three months ended August 31, 2009 and $33 million for the three months ended August 31, 2008.
During the first quarter of 2010, we made stock option grants of 4.3 million shares, primarily in connection with our principal annual stock option grant. We granted options to purchase 1.9 million shares during the first quarter of 2009.

See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model. The fair value of our stock option grants, as determined by the Black-Scholes valuation model, was $18.96 during the first quarter of 2010 and $24.87 during the first quarter of 2009, using the following assumptions:

	Three Months Ended
	August 31,
	2009	2008

Expected lives	5.7 years	5.5 years
Expected volatility	32%	23%
Risk-free interest rate	3.31%	3.56%
Dividend yield	0.780%	0.452%
(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2009	2008
Net income	$181	$384
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $8 in 2009 and benefit of $11 in 2008	9	(47)
Amortization of unrealized pension actuarial (gains) losses, net of tax benefit of $7 in 2008	1	(11)

Comprehensive income	$191	$326

(4) Financing Arrangements
On July 31, 2009, we filed an updated shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. During the first quarter of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering.
A new three-year $1 billion revolving credit facility was executed in July 2009, which replaced our prior $1 billion revolving credit facility. The new revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. This revolving credit agreement expires in July 2012. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. This covenant was unchanged from our prior revolving credit facility. Our leverage ratio of adjusted debt to capital was 0.5 at August 31, 2009. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of August 31, 2009, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had carrying values of $1.8 billion compared with an estimated fair value of $2.1 billion at August 31, 2009, and $2.3 billion compared with an estimated fair value of $2.4 billion at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2009	2008
Basic earnings per common share:
Net earnings allocable to common shares	$180	$383
Weighted-average common shares	312	311

Basic earnings per common share	$0.58	$1.24

Diluted earnings per common share:
Net earnings allocable to common shares	$180	$383

Weighted-average common shares	312	311
Dilutive effect of share-based awards	—	2

Weighted-average diluted shares	312	313
Diluted earnings per common share	$0.58	$1.23

Anti-dilutive options excluded from diluted earnings per common share	17.5	9.6

(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2009	2008
U.S. domestic and international pension plans	$75	$44
U.S. domestic and international defined contribution plans	22	84
Postretirement healthcare plans	11	14

	$108	$142

The three-month period ended August 31, 2009 reflects higher pension costs in 2010 due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date. This increase in pension costs was offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions, as described in our Annual Report.

Net periodic benefit cost for the three-month periods ended August 31 was as follows (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2009	2008	2009	2008
Service cost	$104	$125	$6	$8
Interest cost	206	200	8	8
Expected return on plan assets	(239)	(265)	—	—
Recognized actuarial losses (gains) and other	4	(16)	(3)	(2)

	$75	$44	$11	$14

We made no contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) during the first quarter of 2010 or 2009. However, in September 2009, we made $495 million in tax-deductible voluntary contributions plus $118 million in minimum required contributions to our U.S. Retirement Plans. Our U.S. Retirement Plans have ample funds to meet benefit payments. For 2010, we have $235 million in remaining minimum required contributions to our U.S. Retirement Plans. In 2009, we contributed an aggregate of $1.1 billion to these plans.
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
As of August 31, 2009, our reportable segments included the following businesses:

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
FedEx Office and Print Services, Inc. (“FedEx Office”) (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
FedEx Supply Chain Services (logistics services)

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to pursue synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for FedEx Express, FedEx Ground (including FedEx SmartPost), the FedEx Freight LTL Group and FedEx Office U.S. customers; FedEx Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office, which provides retail access to our customers for our package transportation businesses and an array of document and business services. Effective September 1, 2009, FedEx Supply Chain Services was realigned to become part of the FedEx Express reporting segment.
The FedEx Services segment provides direct and indirect support to our transportation businesses and accordingly we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services allocations). For the FedEx Services segment, performance is evaluated based on the impact of the total allocated net operating costs of the FedEx Services segment on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments in Management’s Discussion and Analysis of Operations and Financial Condition (“MD&A”) reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.
Effective August 1, 2009, approximately 3,600 employees (predominantly from the FedEx Freight segment) were transferred to entities within the FedEx Services segment. This internal reorganization further centralizes most customer support functions, such as sales, customer service and information technology, into our shared services organizations. While the reorganization had no impact on the net operating results of any of our transportation segments, the net intercompany charges to our FedEx Freight segment increased significantly with corresponding decreases to other expense captions, such as salaries and employee benefits. The impact of this internal reorganization to the expense captions in our other segments was immaterial.
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

The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2009	2008
Revenue
FedEx Express segment	$4,924	$6,419
FedEx Ground segment	1,730	1,761
FedEx Freight segment	982	1,353
FedEx Services segment	451	513
Other and eliminations	(78)	(76)

	$8,009	$9,970

Operating Income (1)
FedEx Express segment	$104	$345
FedEx Ground segment	209	196
FedEx Freight segment	2	89

	$315	$630

(1)	The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.
(8) Commitments
As of August 31, 2009, our purchase commitments under various contracts for the remainder of 2010 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft (1)	Related (2)	Other (3)	Total

2010 (remainder)	$300	$197	$690	$1,187
2011	765	26	145	936
2012	527	—	118	645
2013	425	—	63	488
2014	466	—	12	478
Thereafter	1,924	—	125	2,049

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2010, a total of $353 million of required quarterly contributions to our U.S. domestic pension plans.

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
We had $762 million in deposits and progress payments as of August 31, 2009 (an increase of $218 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new B777F aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2009, with the year of expected delivery:

	B757	B777F (1)	Total

2010 (remainder)	6	4	10
2011	16	4	20
2012	8	3	11
2013	—	3	3
2014	—	3	3
Thereafter	—	13	13

Total	30	30	60

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2010 (remainder)	$153	$402	$964	$1,366
2011	20	525	1,160	1,685
2012	8	504	989	1,493
2013	119	499	852	1,351
2014	2	473	723	1,196
Thereafter	15	2,459	5,056	7,515

Total	317	$4,862	$9,744	$14,606

Less amount representing interest	31

Present value of net minimum lease payments	$286

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
In February 2008, one of these wage-and-hour cases, Wiegele v. FedEx Ground, was certified as a class action by a California federal court, and in April 2008, the U.S. Court of Appeals for the Ninth Circuit denied our petition to review the class certification ruling. The certified class initially included FedEx Ground sort managers and dock service managers in California from May 10, 2002 to the present, but the court subsequently approved the dismissal of the sort managers, leaving only the dock service managers in the class. The plaintiffs allege that FedEx Ground has misclassified the managers as exempt from the overtime requirements of California wage-and-hour laws and is correspondingly liable for failing to pay them overtime compensation and provide them with rest and meal breaks.
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
In April 2009, in another one of these wage-and-hour cases, Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of FedEx Express couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that FedEx Express violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. We asked the U.S. Court of Appeals for the Ninth Circuit to accept a discretionary appeal of the class certification order, but the court refused to accept it at this time.
In July 2009, in another one of these wage-and-hour cases, Taylor v. FedEx Freight, a California state court indicated that it would grant class certification, and an order is being prepared for issuance by the court. The plaintiffs purport to represent a class of all current and former drivers employed by FedEx Freight in California who performed line haul services since June 2003. The plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks.
These class certification rulings do not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits.
Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in approximately 50 class-action lawsuits (including 29 that have been certified as class actions), several individual lawsuits and approximately 40 state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.

Most of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multidistrict litigation, discovery on class certification and classification issues and class certification briefing are now complete. In October 2007, we received a decision from the court granting class certification in a Kansas action alleging state law claims on behalf of a statewide class and federal law claims under the Employee Retirement Income Security Act of 1974 on behalf of a nationwide class. In January 2008, the U.S. Court of Appeals for the Seventh Circuit declined our request for appellate review of the class certification decision. In March 2008, the court granted class certification in 19 additional cases and denied it in nine cases. In July 2009, the court granted class certification in eight additional cases and denied it in five cases. The court has not yet ruled on class certification in the other cases that are pending in the multidistrict litigation. Motions for summary judgment on the classification issue (i.e., independent contractor vs. employee) are (or are expected soon to be) pending in all 28 of the multidistrict litigation cases that have been certified as class actions.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs have appealed the verdict. The other contractor-model lawsuits that are not part of the multidistrict litigation are not as far along procedurally as Anfinson and all but one of the lawsuits are currently stayed pending further developments in the multidistrict litigation.
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
Independent Contractor — IRS Audit. In September 2009, the Internal Revenue Service’s audit team (“Audit Team”) fully informed us of the results of their employment tax audit for the 2002 calendar year regarding the classification of independent contractors at FedEx Ground. The Audit Team has proposed that no assessment of federal employment tax be made with respect to FedEx Ground’s independent contractors, with the exception of independent contractors providing the FedEx Home Delivery service. With respect to those independent contractors, the Audit Team has notified us that they propose to assess tax and penalties of $14 million plus interest for 2002. Substantially all of the proposed assessment relates to employment and withholding taxes for the 2002 calendar year. Previously, in December 2007, the IRS indicated it tentatively anticipated assessing tax and penalties of $319 million, plus interest, for 2002 related to all FedEx Ground pick-up-and-delivery owner-operators. In October 2008, the IRS withdrew its tentative assessment of $319 million plus interest while continuing its audit. The $14 million assessment for our FedEx Home Delivery independent contractors noted above represents the results of that audit.

We intend to contest the erroneous conclusions in the audit. We expect that a final resolution may not occur for some time. We believe that we have strong defenses to the proposed assessment and will vigorously defend our position, as we continue to believe that all of FedEx Ground’s independent contractors, including those providing the FedEx Home Delivery service, are independent contractors.
Similar issues relating to our independent contractors are under audit by the IRS for calendar years 2004 through 2008. As the IRS is still conducting audit work for calendar years 2004 through 2008, we cannot yet determine the amount or a reasonable range of potential loss for these periods. However, we do not believe that loss is probable for either calendar year 2002 or any subsequent period.
Independent Contractor — Shareholder Derivative Lawsuits. The Plumbers and Pipefitters Local 51 Pension Fund and the Western Pennsylvania Bricklayers Pension Fund each filed shareholder derivative lawsuits (which have now been consolidated) in Tennessee federal court naming FedEx Corporation as a nominal defendant and the members of the Board of Directors of FedEx Corporation as defendants (the Plumbers and Pipefitters suit was filed in May 2008 and the Bricklayers suit was filed in June 2008). The derivative lawsuits, which were purportedly brought to assert the rights of FedEx Corporation, asserted claims against the Board members for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the management of FedEx Ground — in particular, the classification of FedEx Ground’s owner-operators as independent contractors. In July 2009, the court dismissed the consolidated shareholder derivative lawsuits, and the time period for appeal has expired.
ATA Airlines. ATA Airlines has sued FedEx Express in Indiana federal court alleging that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA’s alleged damages include lost profits, aircraft acquisition costs and bankruptcy-related expenses. We have denied any liability and contend that ATA has suffered no damages. Discovery is ongoing, and given the preliminary status of the matter, we cannot yet determine the amount or a reasonable range of potential loss, if any. However, we do not believe that any loss is probable.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the three-month periods ended August 31 (in millions):

	2009	2008
Cash payments for:
Interest (net of capitalized interest)	$70	$29

Income taxes	$50	$79
Income tax refunds received (1)	(263)	(6)

Cash tax payments, net	$(213)	$73

(1)	Amount in the first quarter of 2010 is primarily related to a federal income tax refund received.
(11) Condensed Consolidating Financial Statements
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934.
The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $1.2 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. The internal reorganization discussed in Note 7 had no significant impact on the assets or operations of the guarantor entities. Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
August 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,329	$248	$275	$(63)	$1,789
Receivables, less allowances	1	2,822	626	(39)	3,410
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	5	619	55	—	679
Deferred income taxes	—	486	24	—	510

Total current assets	1,335	4,175	980	(102)	6,388

PROPERTY AND EQUIPMENT, AT COST	23	27,448	2,013	—	29,484
Less accumulated depreciation and amortization	17	14,923	1,006	—	15,946

Net property and equipment	6	12,525	1,007	—	13,538

INTERCOMPANY RECEIVABLE	584	—	505	(1,089)	—
GOODWILL	—	1,551	682	—	2,233
INVESTMENT IN SUBSIDIARIES	12,272	1,996	—	(14,268)	—
PENSION ASSETS	263	—	—	—	263
OTHER ASSETS	931	1,243	116	(855)	1,435

	$15,391	$21,490	$3,290	$(16,314)	$23,857

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$158	$—	$—	$158
Accrued salaries and employee benefits	28	735	121	—	884
Accounts payable	36	1,022	355	(102)	1,311
Accrued expenses	20	1,358	155	—	1,533

Total current liabilities	84	3,273	631	(102)	3,886

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	668	—	—	1,918
INTERCOMPANY PAYABLE	—	1,089	—	(1,089)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,948	39	(855)	1,132
Other liabilities	271	2,769	95	—	3,135

Total other long-term liabilities	271	4,717	134	(855)	4,267

STOCKHOLDERS’ INVESTMENT	13,786	11,743	2,525	(14,268)	13,786

	$15,391	$21,490	$3,290	$(16,314)	$23,857

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,768	$272	$304	$(52)	$2,292
Receivables, less allowances	1	2,717	712	(39)	3,391
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	1	838	83	—	922
Deferred income taxes	—	486	25	—	511

Total current assets	1,770	4,313	1,124	(91)	7,116

PROPERTY AND EQUIPMENT, AT COST	23	26,984	2,253	—	29,260
Less accumulated depreciation and amortization	17	14,659	1,167	—	15,843

Net property and equipment	6	12,325	1,086	—	13,417

INTERCOMPANY RECEIVABLE	758	—	379	(1,137)	—
GOODWILL	—	1,485	744	—	2,229
INVESTMENT IN SUBSIDIARIES	11,973	2,129	—	(14,102)	—
PENSION ASSETS	311	—	—	—	311
OTHER ASSETS	911	994	121	(855)	1,171

	$15,729	$21,246	$3,454	$(16,185)	$24,244

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$153	$—	$—	$653
Accrued salaries and employee benefits	26	711	124	—	861
Accounts payable	5	1,078	380	(91)	1,372
Accrued expenses	51	1,426	161	—	1,638

Total current liabilities	582	3,368	665	(91)	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	680	—	—	1,930
INTERCOMPANY PAYABLE	—	1,137	—	(1,137)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,875	51	(855)	1,071
Other liabilities	271	2,732	90	—	3,093

Total other long-term liabilities	271	4,607	141	(855)	4,164

STOCKHOLDERS’ INVESTMENT	13,626	11,454	2,648	(14,102)	13,626

	$15,729	$21,246	$3,454	$(16,185)	$24,244

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$6,851	$1,228	$(70)	$8,009

OPERATING EXPENSES:
Salaries and employee benefits	23	2,893	461	—	3,377
Purchased transportation	—	796	271	(13)	1,054
Rentals and landing fees	1	520	58	(1)	578
Depreciation and amortization	—	438	57	—	495
Fuel	—	631	35	—	666
Maintenance and repairs	—	372	29	—	401
Intercompany charges, net	(47)	27	20	—	—
Other	23	930	226	(56)	1,123

	—	6,607	1,157	(70)	7,694

OPERATING INCOME	—	244	71	—	315

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	181	34	—	(215)	—
Interest, net	(29)	14	(3)	—	(18)
Intercompany charges, net	31	(39)	8	—	—
Other, net	(2)	—	(1)	—	(3)

INCOME BEFORE INCOME TAXES	181	253	75	(215)	294

Provision for income taxes	—	88	25	—	113

NET INCOME	$181	$165	$50	$(215)	$181

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$8,246	$1,795	$(71)	$9,970

OPERATING EXPENSES:
Salaries and employee benefits	24	2,931	630	—	3,585
Purchased transportation	—	910	378	(10)	1,278
Rentals and landing fees	1	535	82	(1)	617
Depreciation and amortization	—	421	71	—	492
Fuel	—	1,422	106	—	1,528
Maintenance and repairs	—	497	40	—	537
Intercompany charges, net	(56)	(26)	82	—	—
Other	31	1,073	259	(60)	1,303

	—	7,763	1,648	(71)	9,340

OPERATING INCOME	—	483	147	—	630

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	384	77	—	(461)	—
Interest, net	(10)	5	(4)	—	(9)
Intercompany charges, net	14	(24)	10	—	—
Other, net	(4)	—	1	—	(3)

INCOME BEFORE INCOME TAXES	384	541	154	(461)	618

Provision for income taxes	—	176	58	—	234

NET INCOME	$384	$365	$96	$(461)	$384

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$164	$563	$182	$(11)	$898

INVESTING ACTIVITIES
Capital expenditures	—	(841)	(39)	—	(880)
Proceeds from asset dispositions and other	—	26	—	—	26

CASH USED IN INVESTING ACTIVITIES	—	(815)	(39)	—	(854)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(61)	200	(139)	—	—
Payment on loan between subsidiaries	—	35	(35)	—	—
Principal payments on debt	(500)	(8)	—	—	(508)
Proceeds from stock issuances	7	—	—	—	7
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(34)	—	—	—	(34)
Other, net	(16)	—	—	—	(16)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(603)	227	(174)	—	(550)

Effect of exchange rate changes on cash	—	1	2	—	3

Net decrease in cash and cash equivalents	(439)	(24)	(29)	(11)	(503)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$1,329	$248	$275	$(63)	$1,789

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY OPERATING ACTIVITIES	$82	$560	$56	$—	$698

INVESTING ACTIVITIES
Capital expenditures	—	(571)	(65)	—	(636)
Proceeds from asset dispositions and other	—	10	5	—	15

CASH USED IN INVESTING ACTIVITIES	—	(561)	(60)	—	(621)

FINANCING ACTIVITIES
Net transfers (to) from Parent	(33)	30	3	—	—
Principal payments on debt	—	—	(1)	—	(1)
Proceeds from stock issuances	5	—	—	—	5
Dividends paid	(34)	—	—	—	(34)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(62)	30	2	—	(30)

Effect of exchange rate changes on cash	—	(4)	(9)	—	(13)

Net increase (decrease) in cash and cash equivalents	20	25	(11)	—	34
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$1,121	$191	$261	$—	$1,573

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2009, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennessee
September 18, 2009

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2009 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2010 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the three-month periods ended August 31:

			Percent
	2009	2008	Change
Revenues	$8,009	$9,970	(20)

Operating income	315	630	(50)

Operating margin	3.9%	6.3%	(240	) bp

Net income	$181	$384	(53)

Diluted earnings per share	$0.58	$1.23	(53)

The following table shows changes in revenues and operating income by reportable segment for the three-month periods ended August 31, 2009 compared to August 31, 2008 (dollars in millions):

	Revenues		Operating Income
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

FedEx Express segment	$(1,495)	(23)	$(241)	(70)
FedEx Ground segment	(31)	(2)	13	7
FedEx Freight segment	(371)	(27)	(87)	(98)
FedEx Services segment	(62)	(12)	—	—
Other and eliminations	(2)	NM	—	—

	$(1,961)	(20)	$(315)	(50)

Overview
Our revenues and earnings decreased significantly in the first quarter of 2010, as weak global economic conditions continued to negatively impact our yields and volumes. By comparison, our results for the first quarter of 2009 reflected better global economic conditions and a significant benefit from rapidly declining fuel prices as a result of the timing lag that exists between when fuel prices change and when our indexed fuel surcharges automatically adjust. For the first quarter of 2010, the indices used to determine the fuel surcharges for our shipping services were significantly lower year over year based on lower fuel prices, which significantly decreased our fuel surcharge levels. The benefits of numerous cost-reduction activities implemented in 2009 (described below) and one additional operating day favorably impacted our results for the first quarter of 2010.

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, show selected volume trends (in thousands) over the five most recent quarters:

Average Daily Package Volume
FedEx Express
3,600
3,500
3,400
3,300
3,200
3,362
3,340
3,437
3,362
3,336
Q1 2009
Q2 2009
Q3 2009
Q4 2009
Q1 2010
FedEx Express

Average Daily Package Volume
FedEx Ground (1)
3,600
3,500
3,400
3,300
3,200
3,339
3,473
3,511
3,297
3,311
Q1 2009
Q2 2009
Q3 2009
Q4 2009
Q1 2010
FedEx Ground

Toal Average Daily Package Volume
FedEx Express and FedEx Ground (1)
7,000
6,900
6,800
6,700
6,600
6,500
6,701
6,813
6,948
6,659
6,647
Q1 2009
Q2 2009
Q3 2009
Q4 2009
Q1 2010
FedEx Express and FedEx Ground

Average Daily LTL Shipments
FedEx Freight LTL Group
100.0
90.0
80.0
70.0
60.0
82.7
80.3
66.0
68.4
71.4
Q1 2009
Q2 2009
Q3 2009
Q4 2009
Q1 2010
FedEx Freight LTL Group

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield trends over the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.

Revenue
Revenue decreased during the first quarter of 2010 due to yield decreases across all of our major service lines as a result of lower fuel surcharges and an aggressive pricing environment. The pricing environment is being significantly impacted by overcapacity in the LTL sector and competitors seeking to protect market share during the recession through heavy discounting. Lower fuel surcharges are due to lower fuel prices. For example, at FedEx Express, our weighted-average U.S. domestic and outbound fuel surcharge was 31.7% in the first quarter of 2009 versus 3.3% in the first quarter of 2010. Reductions in volumes at our FedEx Express and FedEx Freight segments as a result of continued weak global economic conditions also contributed to the revenue decrease. At FedEx Express, FedEx International Priority® package (“IP”) volume declined in every major region of the world. At the FedEx Ground segment, slightly lower average daily volume at FedEx Ground was more than offset by increased volume at FedEx SmartPost resulting from market share gains.
Despite these significant year-over-year declines, during the first quarter of 2010 we noted positive sequential month-over-month volume trends at the FedEx Ground segment and the FedEx Freight LTL Group. IP volume at the FedEx Express segment had positive sequential volume trends from the fourth quarter of 2009. These trends are indicating a possible stabilization of economic conditions in the U.S. and certain international regions. However, it remains difficult to predict the timing and pace of any economic recovery.

Operating Income
The following table compares operating expenses expressed as dollar amounts and as a percent of revenue for the three-month periods ended August 31:

	2009 (1)		2008
	Amount	% of Revenue	Amount	% of Revenue
Operating expenses:
Salaries and employee benefits	$3,377	42.2%	$3,585	36.0%
Purchased transportation	1,054	13.2	1,278	12.8
Rentals and landing fees	578	7.2	617	6.2
Depreciation and amortization	495	6.2	492	4.9
Fuel	666	8.3	1,528	15.3
Maintenance and repairs	401	5.0	537	5.4
Other	1,123	14.0	1,303	13.1

Total operating expenses	$7,694	96.1	$9,340	93.7

Operating margin		3.9%		6.3%

(1)	Due to the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, significant declines in volume due to economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
Operating income and operating margin declined significantly in the first quarter of 2010, as a reduction in fuel surcharges (described below) and a more competitive pricing environment reduced yields. Volume declines at the FedEx Express and FedEx Freight segments as a result of continued weak global economic conditions also contributed to the decrease in operating income and operating margin during the first quarter of 2010. Cost-reduction initiatives implemented during 2009 partially mitigated the negative impact of these factors on our results for the first quarter of 2010. During 2009, in response to weak business conditions, we implemented several actions to lower our cost structure, including base salary reductions for U.S. salaried personnel effective January 1, 2009, a suspension of 401(k) company-matching contributions effective February 1, 2009, and implementation of a hiring freeze. In addition, we further optimized our networks by adjusting routes and equipment types, permanently and temporarily idling certain equipment and consolidating facilities. We continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees, and defer capital investments when possible to better match current demand levels.
Salaries and wages declined 6% in the first quarter of 2010, reflecting a strict freeze on hiring, reduced hours and the pay actions described above. Purchased transportation costs decreased 18% in the first quarter of 2010 due to lower volume, which reduced the utilization of contract pickup-and-delivery services, and a lower average price per gallon of fuel. Maintenance and repairs expense decreased 25% in the first quarter of 2010 primarily due to volume-related reductions in flight hours and the grounding of certain aircraft due to excess capacity in the current economic environment.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense decreased 56% during the first quarter of 2010, primarily due to decreases in the average price per gallon of fuel and fuel consumption. Jet fuel usage decreased 11% during the first quarter of 2010, as we reduced flight hours in light of lower business levels.
We experienced significant fuel price and fuel surcharge volatility in the first quarter of 2009, when fuel prices peaked at their historical highs before beginning to rapidly decrease. The change in our fuel surcharges for FedEx Express and FedEx Ground lagged the price decrease by approximately six to eight weeks, resulting in a benefit to operating income in the first quarter of 2009. In contrast, in the first quarter of 2010 fuel prices rose during the beginning of the quarter and then stabilized, with significantly less volatility than in the first quarter of 2009. Accordingly, based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in the first quarter of 2010.
Our analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2010 and 2009 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 38.5% for the first quarter of 2010 and 37.9% for the first quarter of 2009. The increase in the tax rate in the first quarter of 2010 was primarily due to lower pre-tax income. For 2010, we expect the effective tax rate to be between 38.0% and 39.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of August 31, 2009, there had been no material changes to our liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” from May 31, 2009. During the first quarter of 2010, the Internal Revenue Service commenced an audit of our 2007 and 2008 consolidated U.S. income tax returns.

We file income tax returns in the U.S. and various U.S. states and foreign jurisdictions. It is reasonably possible that certain U.S. federal, U.S. state and foreign jurisdiction income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. An estimate of the range of the change cannot be made at this time. The expected impact of any changes would not be material to our consolidated financial statements.
Outlook
We expect continued weakness in yields and comparatively soft demand for our services into the second quarter of 2010. Our results for the first half of 2009 reflected the benefits of better global economic conditions and rapidly declining fuel prices, creating difficult year-over-year comparisons. However, we have noted some positive sequential trends in volumes and yields from the fourth quarter of 2009, indicating a possible stabilization of economic conditions. Furthermore, our cost-reduction actions during late 2009 are firmly in place, providing favorable expense comparisons for the remainder of the 2010 fiscal year.
We believe our year-over-year comparisons will be somewhat better by the second half of 2010; however, our expectations assume a modest recovery in global economic conditions, the timing and pace of which is difficult to predict, and fuel prices that remain at current forecasted levels. Further, our current results reflect the suspension of many employee compensation programs (as indicated above) that may be reinstated if our financial results begin to improve, somewhat dampening the near-term earnings potential of an economic recovery. If economic conditions deteriorate further, additional actions will be necessary to reduce the size of our networks. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.
For the remainder of 2010, we will continue to balance the need to control spending with the opportunity to make investments with high returns, such as in substantially more fuel-efficient Boeing 757 (“B757”) and Boeing 777 Freighter (“B777F”) aircraft. Moreover, we will continue to invest in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth under improved economic conditions. For additional details on key 2010 capital projects, refer to the Liquidity Outlook section of this MD&A.
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
On June 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of SFAS 157 had no impact on our financial statements.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards became effective for us beginning June 1, 2009 and had no impact on our financial statements.
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events, which for Securities and Exchange Commission (“SEC”) registrants is the date we file our financial statements with the SEC. This standard became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of GAAP,” (“SFAS 168”), which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective beginning for periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our second quarter 2010 Form 10-Q to reflect accounting guidance references included in the Codification.

REPORTABLE SEGMENTS
FedEx Express, FedEx Ground and the FedEx Freight LTL Group represent our major service lines and, along with FedEx Services, form the core of our reportable segments. As of August 31, 2009, our reportable segments included the following businesses:

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
FedEx Office (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
FedEx Supply Chain Services (logistics services)
FEDEX SERVICES SEGMENT
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to pursue synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for FedEx Express, FedEx Ground (including FedEx SmartPost), the FedEx Freight LTL Group and FedEx Office U.S. customers; FedEx Supply Chain Services, which provides a range of logistics services to our customers; and FedEx Office, which provides retail access to our customers for our package transportation businesses and an array of document and business services. Effective September 1, 2009, FedEx Supply Chain Services was realigned to become part of the FedEx Express reporting segment.
The FedEx Services segment provides direct and indirect support to our transportation businesses and accordingly we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services allocations). For the FedEx Services segment, performance is evaluated based on the impact of the total allocated net operating costs of the FedEx Services segment on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.

The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.
Effective August 1, 2009, approximately 3,600 employees (predominantly from the FedEx Freight segment) were transferred to entities within the FedEx Services segment. This internal reorganization further centralizes most customer support functions, such as sales, customer service and information technology, into our shared services organizations. While the reorganization had no impact on the net operating results of any of our transportation segments, the net intercompany charges to our FedEx Freight segment increased significantly with corresponding decreases to other expense captions, such as salaries and employee benefits. The impact of this internal reorganization to the expense captions in our other segments was immaterial.
FedEx Services segment revenues, which reflected the operations of FedEx Office and FedEx Supply Chain Services, decreased 12% during the first quarter of 2010. Revenue at FedEx Office declined during the first quarter of 2010; however, the allocated net operating costs of FedEx Office decreased, as we began to see benefits from initiatives begun in 2009 to reduce our cost structure.
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2009	2008	Change
Revenues:
Package:
U.S. overnight box	$1,331	$1,711	(22)
U.S. overnight envelope	408	525	(22)
U.S. deferred	601	762	(21)

Total U.S. domestic package revenue	2,340	2,998	(22)

International Priority (IP)	1,594	2,044	(22)
International domestic (1)	134	170	(21)

Total package revenue	4,068	5,212	(22)
Freight:
U.S.	449	598	(25)
International priority freight	260	340	(24)
International airfreight	61	131	(53)

Total freight revenue	770	1,069	(28)		Percent of Revenue (3)
Other (2)	86	138	(38)		2009	2008

Total revenues	4,924	6,419	(23)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,043	2,129	(4)		41.5	33.2
Purchased transportation	255	336	(24)		5.2	5.2
Rentals and landing fees	385	417	(8)		7.8	6.5
Depreciation and amortization	252	239	5		5.1	3.7
Fuel	571	1,319	(57)		11.6	20.6
Maintenance and repairs	261	394	(34)		5.3	6.1
Intercompany charges	469	533	(12)		9.5	8.3
Other	584	707	(17)		11.9	11.0

Total operating expenses	4,820	6,074	(21)		97.9	94.6

Operating income	$104	$345	(70)

Operating margin	2.1%	5.4%	(330	) bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.

(2)	Other revenues includes FedEx Trade Networks.

(3)	Due to the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, significant declines in volume due to economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expenses on a relative basis.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2009	2008	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,128	1,103	2
U.S. overnight envelope	617	629	(2)
U.S. deferred	823	828	(1)

Total U.S. domestic ADV	2,568	2,560	—

IP	475	495	(4)
International domestic (2)	293	307	(5)

Total ADV	3,336	3,362	(1)

Revenue per package (yield):
U.S. overnight box	$18.16	$24.24	(25)
U.S. overnight envelope	10.17	13.04	(22)
U.S. deferred	11.23	14.38	(22)
U.S. domestic composite	14.02	18.30	(23)
IP	51.61	64.54	(20)
International domestic (2)	7.05	8.63	(18)
Composite package yield	18.76	24.23	(23)

Freight Statistics (1)
Average daily freight pounds:
U.S.	6,584	7,296	(10)
International priority freight	2,142	2,312	(7)
International airfreight	1,297	1,866	(30)

Total average daily freight pounds	10,023	11,474	(13)

Revenue per pound (yield):
U.S.	$1.05	$1.28	(18)
International priority freight	1.87	2.30	(19)
International airfreight	0.72	1.10	(35)
Composite freight yield	1.18	1.46	(19)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.
FedEx Express Segment Revenues
FedEx Express segment revenues decreased 23% in the first quarter of 2010 primarily due to lower yields driven by a decrease in fuel surcharges and a decrease in volumes in virtually all services as a result of the ongoing weak global economic conditions. During the first quarter of 2010, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions. While we acquired significant volumes from this competitor, these shipments were generally at lower weights and yields than our other volumes. The impact of one additional operating day partially offset the decline in revenue in the first quarter of 2010.
Lower fuel surcharges were the primary driver of decreased composite package and freight yield in the first quarter of 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 31.7% in the first quarter of 2009 and 3.3% in the first quarter of 2010. U.S. domestic package yield also declined during the first quarter of 2010 due to a lower rate per pound and lower package weights. In addition to lower fuel surcharges, IP and international domestic yield decreased during the first quarter of 2010 due to unfavorable exchange rates and lower weights and rates.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2009	2008
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	28.00%
High	6.50	34.50
Weighted-average	3.29	31.67

International Fuel Surcharges:
Low	1.00	18.00
High	12.00	34.50
Weighted-average	7.30	25.26
On September 17, 2009, we announced a 5.9% average list price increase effective January 4, 2010 on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%.
FedEx Express Segment Operating Income
FedEx Express segment operating income and operating margin declined during the first quarter of 2010 as a result of significantly lower fuel surcharges (described below), a more competitive pricing environment and lower shipping volumes due to the continued weak global economy. During 2009, we implemented several actions (in addition to those described above in the Consolidated Results section) to lower our cost structure. These actions included significant volume-related reductions in flight hours, resulting in lower fuel consumption and maintenance costs, as we permanently and temporarily grounded a limited number of aircraft due to excess capacity in the current economic environment. Our cost-containment activities also included deferral of merit-based pay increases and stringent control over discretionary spending, such as travel, entertainment and professional fees. All of these actions partially mitigated the negative impact of lower fuel surcharge revenue and lower volumes on our results.
Fuel costs decreased 57% in the first quarter of 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in the first quarter of 2010. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. Purchased transportation costs decreased 24% in the first quarter of 2010 due to lower IP and international priority freight average daily volumes, which reduced the utilization of contract pickup-and-delivery services, and the strengthening of the U.S. dollar. Maintenance and repairs expense decreased 34% in the first quarter of 2010 primarily due to volume-related reductions in flight hours and the grounding of certain aircraft due to excess capacity in the current economic environment. Depreciation expense increased 5% primarily due to the addition of 16 aircraft into service since the first quarter of 2009.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2009	2008	Change		2009	2008
Revenues	$1,730	$1,761	(2)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	282	267	6		16.3	15.2
Purchased transportation (1)	693	771	(10)		40.1	43.8
Rentals	58	51	14		3.3	2.9
Depreciation and amortization	85	80	6		4.9	4.5
Fuel (1)	1	2	NM		0.1	0.1
Maintenance and repairs	38	37	3		2.2	2.1
Intercompany charges	184	178	3		10.6	10.1
Other	180	179	1		10.4	10.2

Total operating expenses	1,521	1,565	(3)		87.9%	88.9%

Operating income	$209	$196	7

Operating margin	12.1%	11.1%	100	bp

Average daily package volume
FedEx Ground	3,311	3,339	(1)
FedEx SmartPost	1,009	584	73

Revenue per package (yield)
FedEx Ground	$7.60	$7.86	(3)
FedEx SmartPost	$1.41	$2.14	(34)

(1)	We reclassified certain fuel supplement costs related to our independent contractors from fuel expense to purchased transportation expense to conform to the current period presentation.
FedEx Ground Segment Revenues
FedEx Ground segment revenues decreased 2% during the first quarter of 2010 due to lower yields at both FedEx Ground and FedEx SmartPost and slightly lower average daily volumes at FedEx Ground. The decline in yield at FedEx Ground during the first quarter of 2010 was primarily due to lower fuel surcharges, partially offset by increased extra service revenue and higher base rates. FedEx Ground average daily volume declined during the first quarter of 2010, as continued growth in the FedEx Home Delivery service was more than offset by a decline in commercial volume. The impact of one additional operating day partially offset the revenue decrease in the first quarter of 2010.
Yields at FedEx SmartPost decreased 34% during the first quarter of 2010 due to changes in customer and service mix. For example, some customers elected to utilize lower-yielding service offerings that did not require standard pickup and linehaul services. FedEx SmartPost volumes grew 73% during the first quarter of 2010 as a result of market share gains, including volumes gained from DHL’s exit from the U.S. market.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three-month periods ended August 31:

	2009	2008
Low	2.75%	8.50%
High	3.50	10.25
Weighted-average	3.00	9.43
FedEx Ground Segment Operating Income
FedEx Ground segment operating income increased during the first quarter of 2010, as the revenue decline was offset by decreased purchased transportation costs and the impact of one additional operating day. Purchased transportation costs decreased 10% during the first quarter of 2010 due to a lower average price per gallon of fuel, which is reflected in lower fuel surcharges paid to our contractors. Rent expense increased 14% and depreciation expense increased 6% during the first quarter of 2010 primarily due to higher spending on material handling equipment and facilities associated with our multi-year network expansion plan. The increase in salaries and employee benefits expense during the first quarter of 2010 was primarily due to increased health insurance costs and increased staffing at FedEx SmartPost to support volume growth, partially offset by the base salary reductions and suspension of 401(k) company-matching contributions. Intercompany charges increased 3% in the first quarter of 2010 primarily due to allocated telecommunication expenses (formerly a direct charge and thus had no net impact on our operating results).
Independent Contractor Matters
FedEx Ground faces increased regulatory and legal uncertainty with respect to its independent contractors. As part of its operations, FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by our contractors. Under an on-going nationwide program, FedEx Ground provides greater incentives to certain of its contractors who choose to grow their businesses by adding routes.
In addition, during 2009, because of state-specific legal and regulatory issues, FedEx Ground offered special incentives to encourage each New Hampshire-based and Maryland-based single-route pickup-and-delivery contractor to assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes.
As of August 31, 2009, over 60% of all service areas nationwide are supported by multiple-route contractors, which comprise approximately 35% of all FedEx Ground pickup-and-delivery contractors.
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

FEDEX FREIGHT SEGMENT
The following table shows revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue (3)
	2009	2008 (2)	Change		2009	2008
Revenues	$982	$1,353	(27)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	507	614	(17)		51.6	45.4
Purchased transportation	118	180	(34)		12.0	13.3
Rentals	29	33	(12)		2.9	2.4
Depreciation and amortization	55	54	2		5.6	4.0
Fuel	94	206	(54)		9.6	15.2
Maintenance and repairs	34	43	(21)		3.5	3.2
Intercompany charges (1)	52	22	136		5.3	1.6
Other	91	112	(19)		9.3	8.3

Total operating expenses	980	1,264	(22)		99.8%	93.4%

Operating income	$2	$89	(98)

Operating margin	0.2%	6.6%	(640	) bp

Average daily LTL shipments (in thousands)	71.4	82.7	(14)
Weight per LTL shipment (lbs)	1,109	1,140	(3)
LTL yield (revenue per hundredweight)	$17.87	$20.44	(13)

(1)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009 (as described below). For 2010, the costs associated with these functions, previously a direct charge, are being allocated to the FedEx Freight segment through intercompany allocations.

(2)	Includes Caribbean Transportation Services, which was merged into FedEx Express effective June 1, 2009.

(3)	Due to the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, significant declines in volume due to economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
FedEx Freight Segment Revenues
FedEx Freight segment revenues decreased 27% during the first quarter of 2010 due to a decrease in average daily LTL shipments and lower LTL yield, partially offset by one additional operating day. Average daily LTL shipments decreased 14% for the first quarter of 2010, reflecting the continued weak economy. LTL yield decreased 13% for the first quarter of 2010 due to lower fuel surcharges and an increasingly competitive pricing environment resulting from excess industry capacity. Although LTL average daily shipments decreased year over year, we have experienced sequential month-over-month improvement in average daily shipments throughout the quarter, indicating a possible stabilization of economic conditions in the U.S.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2009	2008
Low	10.80%	20.80%
High	13.10	23.90
Weighted-average	12.40	22.90
FedEx Freight Segment Operating Income
The decrease in average daily LTL shipments and the competitive pricing environment had a significant impact on operating income and operating margin in the first quarter of 2010. The actions implemented in 2009 to lower our cost structure were more than offset by the negative impacts of lower shipments and yields during the first quarter of 2010.
Intercompany charges increased in the first quarter of 2010 due to expenses associated with the functions of approximately 2,700 FedEx Freight segment employees that were transferred to FedEx Services and FCIS. The costs of these functions were previously a direct charge. As described above in the Reportable Segments section, these employees represented the sales, information technology, marketing, pricing, customer service, claims and credit and collection functions of the FedEx Freight segment and were transferred to allow further centralization of these functions into the FedEx Services segment shared service organization. For 2010, the costs of the functions will be allocated to the FedEx Freight segment through intercompany charges. These transfers had no net impact to operating income, although they significantly increased our intercompany allocations.
Fuel costs decreased 54% during the first quarter of 2010 due to a lower average price per gallon of diesel fuel and decreased fuel consumption as a result of lower shipment volume levels. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in the first quarter of 2010. Salaries and employee benefits decreased in the first quarter of 2010 primarily due to staffing reductions made in the second half of 2009 and the consolidation of FedEx Freight regional offices in 2009. Purchased transportation costs decreased 34% in the first quarter of 2010 due to lower shipment volumes, lower rates and decreased utilization of third-party providers. Rent expense decreased 12% in the first quarter of 2010, as the impact of strategic LTL service center expansion in key markets was more than offset by the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.789 billion at August 31, 2009, compared to $2.292 billion at May 31, 2009. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2009	2008
Operating activities:
Net income	$181	$384
Noncash charges and credits	617	595
Changes in assets and liabilities	100	(281)

Cash provided by operating activities	898	698

Investing activities:
Capital expenditures and other	(854)	(621)

Cash used in investing activities	(854)	(621)

Financing activities:
Principal payments on debt	(508)	(1)
Dividends paid	(34)	(34)
Proceeds from stock issuances	7	5
Other	(15)	—

Cash used in financing activities	(550)	(30)

Effect of exchange rate changes on cash	3	(13)

Net (decrease) increase in cash and cash equivalents	$(503)	$34

Cash Provided by Operating Activities. Cash flows from operating activities increased $200 million in the first quarter of 2010 primarily due to the receipt of income tax refunds of $263 million. We made no contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) during the first quarter of 2010 or 2009. However, in September 2009, we made contributions of $613 million to our U.S. Retirement Plans, including $495 million in tax-deductible voluntary contributions and $118 million in minimum required contributions.
Cash Used in Investing Activities. Capital expenditures during first quarter of 2010 were 38% higher largely due to increased spending at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2010 and 2009.
Debt Financing Activities. On July 31, 2009, we filed an updated shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. During the first quarter of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering.
A new three-year $1 billion revolving credit facility was executed in July 2009, which replaced our prior $1 billion revolving credit facility. The new revolving credit agreement is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. This revolving credit agreement expires in July 2012. Our revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. This covenant was unchanged from our prior revolving credit facility. Our leverage ratio of adjusted debt to capital was 0.5 at August 31, 2009. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of August 31, 2009, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

Dividends. We paid cash dividends of $34 million in the first quarter of 2010 and $34 million in the first quarter of 2009. On June 8, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend was paid on July 1, 2009 to stockholders of record as of the close of business on June 18, 2009. On August 14, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend is payable on October 1, 2009, to stockholders of record as of the close of business on September 10, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
CAPITAL RESOURCES
Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities, package-handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.
The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2009	2008	Change	Change
Aircraft and related equipment	$555	$240	$315	131
Facilities and sort equipment	186	153	33	22
Information and technology investments	56	67	(11)	(16)
Vehicles	56	133	(77)	(58)
Other equipment	27	43	(16)	(37)

Total capital expenditures	$880	$636	$244	38

FedEx Express segment	$641	$333	$308	92
FedEx Ground segment	111	134	(23)	(17)
FedEx Freight segment	67	100	(33)	(33)
FedEx Services segment	61	69	(8)	(12)

Total capital expenditures	$880	$636	$244	38

Capital expenditures during the first quarter of 2010 were higher than the prior-year period primarily due to increased spending for aircraft and related equipment at FedEx Express (described below).
LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Although we expect higher capital expenditures in 2010, we anticipate that our cash flow from operations will exceed our capital expenditures. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically for future growth.

Secured financing may be used to obtain capital assets if we determine that it best suits our needs. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors, as we experienced in 2009. During 2009, global credit markets experienced significant liquidity disruptions, and continued uncertainty in the credit markets has made financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing, such as commercial paper. Although these factors may make it more difficult or expensive for us to access credit markets, we still have access to credit, as evidenced by our debt issuance in 2009 and the renewal of our revolving credit facility.
Our capital expenditures are expected to be approximately $2.6 billion in 2010 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at FedEx Freight. We also continue to invest in productivity-enhancing technologies. We invested $555 million in aircraft and aircraft-related equipment in the first quarter of 2010 and expect to invest an additional $609 million for aircraft and aircraft-related equipment for the remainder of 2010 at FedEx Express. Aircraft-related capital outlays include the B757s, the first of which entered revenue service in 2009 and which are substantially more fuel-efficient per unit than the aircraft type they are replacing, and the new B777Fs, the first of which is expected to enter revenue service in 2010. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
As noted above, in September 2009, we made $495 million in tax-deductible voluntary contributions and $118 million in minimum required contributions to our U.S. Retirement Plans. Our U.S. Retirement Plans have ample funds to meet benefit payments. For 2010, we have $235 million in remaining minimum required contributions to our U.S. Retirement Plans.
In June 2009, Standard & Poor’s reaffirmed our senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and our rating outlook as “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2 and a ratings outlook as “negative.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become limited.
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of August 31, 2009. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2009. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
						There-
	2010 (1)	2011	2012	2013	2014	after	Total

Operating activities:
Operating leases	$1,366	$1,685	$1,493	$1,351	$1,196	$7,515	$14,606
Non-capital purchase obligations and other	206	145	118	63	12	125	669
Interest on long-term debt	84	144	125	98	97	1,815	2,363
Required quarterly contributions to our U.S. Retirement Plans	353	—	—	—	—	—	353

Investing activities:
Aircraft and aircraft-related capital commitments	497	791	527	425	466	1,924	4,630
Other capital purchase obligations	136	—	—	—	—	—	136

Financing activities:
Debt	—	250	—	300	250	990	1,790
Capital lease obligations	153	20	8	119	2	15	317

Total	$2,795	$3,035	$2,271	$2,356	$2,023	$12,384	$24,864

(1)	Cash obligations for the remainder of 2010.
We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above. In addition, we have historically made voluntary tax-deductible contributions to our U.S. Retirement Plans. These amounts have not been legally required and therefore are not reflected in the table above. However, included in the table above are anticipated minimum required quarterly contributions totaling $353 million for the remainder of 2010 ($118 million of which was paid in September 2009).
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
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2009.
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
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2010, we have scheduled debt payments of $153 million, which includes principal and interest payments on capital leases. During the first quarter of 2010, we repaid upon maturity our $500 million aggregate principal amount of 5.50% notes that matured on August 15, 2009.
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
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, trade (such as protectionist measures enacted in response to the current weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, patent litigation, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can disrupt electrical service, damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets;
•	credit losses from our customers’ inability or unwillingness to pay for previously provided services as a result of, among other things, weak economic conditions and tight credit markets; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
As of August 31, 2009, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations has been more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2010, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to the fourth quarter of 2009; however, this weakening did not have a material effect on our results of operations.
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
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: September 18, 2009	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1