Form 10-Q
period 2009-11-30
FEDEX CORP
filed 2009-12-18
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 15, 2009
Common Stock, par value $0.10 per share	312,915,326

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2009 and May 31, 2009	3-4

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	23

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	49

ITEM 4. Controls and Procedures	49

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	50

ITEM 1A. Risk Factors	50

ITEM 4. Submission of Matters to a Vote of Security Holders	50

ITEM 6. Exhibits	52

Signature	53

Exhibit Index	E-1

Exhibit 10.1
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2009	May 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,465	$2,292
Receivables, less allowances of $153 and $196	3,771	3,391
Spare parts, supplies and fuel, less allowances of $168 and $175	391	367
Deferred income taxes	515	511
Prepaid expenses and other	292	555

Total current assets	6,434	7,116

PROPERTY AND EQUIPMENT, AT COST	30,234	29,260
Less accumulated depreciation and amortization	16,297	15,843

Net property and equipment	13,937	13,417

OTHER LONG-TERM ASSETS
Goodwill	2,237	2,229
Pension assets	773	311
Other assets	1,213	1,171

Total other long-term assets	4,223	3,711

	$24,594	$24,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2009	May 31,
	(Unaudited)	2009
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$40	$653
Accrued salaries and employee benefits	1,028	861
Accounts payable	1,417	1,372
Accrued expenses	1,634	1,638

Total current liabilities	4,119	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,918	1,930

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,228	1,071
Pension, postretirement healthcare and other benefit obligations	929	934
Self-insurance accruals	916	904
Deferred lease obligations	890	802
Deferred gains, principally related to aircraft transactions	276	289
Other liabilities	150	164

Total other long-term liabilities	4,389	4,164

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 313 million shares issued as of November 30, 2009 and 312 million shares issued as of May 31, 2009	31	31
Additional paid-in capital	2,132	2,053
Retained earnings	13,342	12,919
Accumulated other comprehensive loss	(1,334)	(1,373)
Treasury stock, at cost	(3)	(4)

Total common stockholders’ investment	14,168	13,626

	$24,594	$24,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

REVENUES	$8,596	$9,538	$16,605	$19,508

OPERATING EXPENSES:
Salaries and employee benefits	3,424	3,503	6,801	7,088
Purchased transportation	1,155	1,181	2,209	2,459
Rentals and landing fees	593	612	1,171	1,229
Depreciation and amortization	487	491	982	983
Fuel	744	1,106	1,410	2,634
Maintenance and repairs	410	521	811	1,058
Other	1,212	1,340	2,335	2,643

	8,025	8,754	15,719	18,094

OPERATING INCOME	571	784	886	1,414

OTHER INCOME (EXPENSE):
Interest, net	(15)	(10)	(33)	(19)
Other, net	(9)	—	(12)	(3)

	(24)	(10)	(45)	(22)

INCOME BEFORE INCOME TAXES	547	774	841	1,392

PROVISION FOR INCOME TAXES	202	281	315	515

NET INCOME	$345	$493	$526	$877

EARNINGS PER COMMON SHARE:
Basic	$1.10	$1.59	$1.68	$2.82

Diluted	$1.10	$1.58	$1.68	$2.81

DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2009	2008

Operating Activities:
Net income	$526	$877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	982	983
Provision for uncollectible accounts	68	82
Stock-based compensation	58	56
Deferred income taxes and other noncash items	50	75
Changes in assets and liabilities:
Receivables	(408)	(1)
Other assets	240	109
Accounts payable and other liabilities	304	(318)
Other, net	(463)	(408)

Cash provided by operating activities	1,357	1,455

Investing Activities:
Capital expenditures	(1,549)	(1,387)
Proceeds from asset dispositions and other	33	30

Cash used in investing activities	(1,516)	(1,357)

Financing Activities:
Principal payments on debt	(625)	(1)
Proceeds from stock issuances	24	8
Excess tax benefit on the exercise of stock options	5	1
Dividends paid	(69)	(68)
Other, net	(16)	—

Cash used in financing activities	(681)	(60)

Effect of exchange rate changes on cash	13	(35)
Net (decrease) increase in cash and cash equivalents	(827)	3
Cash and cash equivalents at beginning of period	2,292	1,539

Cash and cash equivalents at end of period	$1,465	$1,542

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2009, the results of our operations for the three- and six-month periods ended November 30, 2009 and 2008 and cash flows for the six-month periods ended November 30, 2009 and 2008. Operating results for the three- and six-month periods ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2010 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.
On June 1, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements, which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of this new guidance had no impact on our financial statements.
In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements.
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our fiscal year ending May 31, 2010.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires us to disclose the date through which we have evaluated subsequent events, which for SEC registrants is the date we file our financial statements with the SEC, and became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.
DIVIDENDS DECLARED PER COMMON SHARE. On November 20, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on January 4, 2010 to stockholders of record as of the close of business on December 14, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
Our total stock-based compensation expense for the periods ended November 30 was as follows (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Stock-based compensation expense	$23	$23	$58	$56
The following table summarizes the stock option shares granted and corresponding weighted-average Black-Scholes value for the six-month periods ended November 30:

	2009	2008
Stock options granted	4,418,860	1,941,216
Weighted-average Black-Scholes value	$19.16	$24.74
The stock options granted during the six-month period ended November 30, 2009 were primarily in connection with our principal annual stock option grant during the first quarter of 2010.

See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model. The following table presents the key weighted-average assumptions used in the valuation calculations for the options granted during the six-month periods ended November 30:

	2009	2008

Expected lives	5.7 years	5.5 years
Expected volatility	32%	23%
Risk-free interest rate	3.29%	3.54%
Dividend yield	0.774%	0.454%
(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for periods ended November 30 (in millions):

	Three Months Ended
	2009	2008

Net income	$345	$493
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $3 in 2009 and benefit of $24 in 2008	28	(132)
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2009 and benefit of $7 in 2008	1	(11)

Comprehensive income	$374	$350

	Six Months Ended
	2009	2008

Net income	$526	$877
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $11 in 2009 and benefit of $35 in 2008	37	(179)
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2009 and benefit of $13 in 2008	2	(22)

Comprehensive income	$565	$676

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
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2009. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of November 30, 2009, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Long-term debt, exclusive of capital leases, had carrying values of $1.8 billion compared with an estimated fair value of $2.1 billion at November 30, 2009, and $2.3 billion compared with an estimated fair value of $2.4 billion at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Basic earnings per common share:
Net earnings allocable to common shares	$345	$493	$525	$877
Weighted-average common shares	312	311	312	311

Basic earnings per common share	$1.10	$1.59	$1.68	$2.82

Diluted earnings per common share:
Net earnings allocable to common shares	$345	$493	$525	$877

Weighted-average common shares	312	311	312	311
Dilutive effect of share-based awards	2	1	1	2

Weighted-average diluted shares	314	312	313	313
Diluted earnings per common share	$1.10	$1.58	$1.68	$2.81

Anti-dilutive options excluded from diluted earnings per common share	9.5	11.5	13.5	10.5

(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
U.S. domestic and international pension plans	$76	$45	$151	$89
U.S. domestic and international defined contribution plans	23	75	45	159
Postretirement healthcare plans	10	15	21	29

	$109	$135	$217	$277

The three- and six-month periods ended November 30, 2009 reflect higher pension costs in 2010 due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date. This increase in pension costs was offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions, as described in our Annual Report.
Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 was as follows (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Pension Plans:
Service cost	$104	$126	$208	$251
Interest cost	205	201	411	401
Expected return on plan assets	(238)	(266)	(477)	(531)
Recognized actuarial losses (gains) and other	5	(16)	9	(32)

	$76	$45	$151	$89

Postretirement Healthcare Plans:
Service cost	$6	$7	$12	$15
Interest cost	7	9	15	17
Recognized actuarial gains	(3)	(1)	(6)	(3)

	$10	$15	$21	$29

We made $495 million in tax-deductible voluntary contributions and an additional $118 million in required quarterly contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) during the first six months of 2010. In December 2009, we made $118 million in required quarterly contributions to our U.S. Retirement Plans and expect to make additional required quarterly contributions to these plans during the fourth quarter of 2010 of a similar amount. During the first six months of 2009, we made $483 million in tax-deductible voluntary contributions to our U.S. Retirement Plans. In 2009, we contributed an aggregate of $1.1 billion to these plans. Our U.S. Retirement Plans have ample funds to meet expected benefit payments.

(7) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services.
Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services) FedEx SupplyChain Systems (logistics services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx SmartPost (small-parcel consolidator)

FedEx Freight Segment	FedEx Freight LTL Group: FedEx Freight (regional LTL freight transportation) FedEx National LTL (long-haul LTL freight transportation) FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing and information technology functions)
FedEx Office and Print Services, Inc. (“FedEx Office”) (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to pursue synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses. Effective September 1, 2009, FedEx SupplyChain Systems, formerly included in the FedEx Services reporting segment, was realigned to become part of the FedEx Express reporting segment. Prior year amounts have not been reclassified to conform to the current year segment presentation, as the financial results are materially comparable.
The FedEx Services segment provides direct and indirect support to our transportation businesses and accordingly we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of the total allocated net operating costs of the FedEx Services segment on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.

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
The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Revenues
FedEx Express segment	$5,314	$6,098	$10,238	$12,517
FedEx Ground segment	1,837	1,789	3,567	3,550
FedEx Freight segment	1,068	1,200	2,050	2,553
FedEx Services segment	465	528	916	1,041
Other and eliminations	(88)	(77)	(166)	(153)

	$8,596	$9,538	$16,605	$19,508

Operating Income (1)
FedEx Express segment	$345	$540	$449	$885
FedEx Ground segment	238	212	447	408
FedEx Freight segment	(12)	32	(10)	121

	$571	$784	$886	$1,414

(1)	The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.

(8) Commitments
As of November 30, 2009, our purchase commitments under various contracts for the remainder of 2010 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft (1)	Related (2)	Other (3)	Total

2010 (remainder)	$123	$140	$421	$684
2011	776	30	166	972
2012	527	10	122	659
2013	425	19	65	509
2014	466	—	13	479
Thereafter	1,924	—	126	2,050

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2010, a total of $235 million of required quarterly contributions to our U.S. domestic pension plans.
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
We had $589 million in deposits and progress payments as of November 30, 2009 (an increase of $45 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Also, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2009, with the year of expected delivery:

	B757	B777F (1)	Total

2010 (remainder)	1	2	3
2011	17	4	21
2012	8	3	11
2013	—	3	3
2014	—	3	3
Thereafter	—	13	13

Total	26	28	54

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended.

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2010 (remainder)	$33	$364	$653	$1,017
2011	20	526	1,197	1,723
2012	8	504	1,031	1,535
2013	119	499	889	1,388
2014	2	472	755	1,227
Thereafter	15	2,458	5,243	7,701

Total	197	$4,823	$9,768	$14,591

Less amount representing interest	28

Present value of net minimum lease payments	$169

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

In September 2009, in another one of these wage-and-hour cases, Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed line haul services since June 2003. The plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks.
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
Most of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of recently filed cases that have been or will be transferred to the multidistrict litigation, discovery on class certification and classification issues is now complete. In October 2007, we received a decision from the court granting class certification in a Kansas action alleging state law claims on behalf of a statewide class and federal law claims under the Employee Retirement Income Security Act of 1974 on behalf of a nationwide class. In January 2008, the U.S. Court of Appeals for the Seventh Circuit declined our request for appellate review of the class certification decision. In March 2008, the court granted class certification in 19 additional cases and denied it in nine cases. In July 2009, the court granted class certification in eight additional cases and denied it in five cases. Motions for summary judgment on the classification issue (i.e., independent contractor vs. employee) are pending in all 28 of the multidistrict litigation cases that have been certified as class actions.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs have appealed the verdict. The other contractor-model lawsuits that are not part of the multidistrict litigation are not as far along procedurally as Anfinson and many of the lawsuits are currently stayed pending further developments in the multidistrict litigation.
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

Independent Contractor — IRS Audit. In November 2009, the Internal Revenue Service’s audit team (“Audit Team”) confirmed that no assessment of federal employment tax would be made with respect to any independent contractors at FedEx Ground (including those providing the FedEx Home Delivery service) for calendar year 2002 or for calendar years 2004 through 2006. While similar issues may be audited for calendar years 2007 and 2008, we believe the Audit Team should reach the same conclusion on these issues for each of those years, as well.
ATA Airlines. ATA Airlines has sued FedEx Express in Indiana federal court alleging that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $106 million, including lost profits, aircraft acquisition costs and bankruptcy-related expenses. We have denied any liability and contend that ATA has suffered no damages. Trial is currently scheduled for April 2010, and we still do not believe that any loss is probable.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the six-month periods ended November 30 (in millions):

	2009	2008
Cash payments for:
Interest (net of capitalized interest)	$46	$36

Income taxes	$113	$321
Income tax refunds received (1)	(275)	(6)

Cash tax payments, net	$(162)	$315

(1)	Amount in the first six months of 2010 is primarily related to a federal income tax refund received.

(11)	Condensed Consolidating Financial Statements
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934.
The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $1.2 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. The internal reorganizations discussed in Note 7 had no significant impact on the assets or operations of the guarantor entities. Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
November 30, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$933	$272	$348	$(88)	$1,465
Receivables, less allowances	—	3,061	741	(31)	3,771
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	8	622	53	—	683
Deferred income taxes	—	490	25	—	515

Total current assets	941	4,445	1,167	(119)	6,434

PROPERTY AND EQUIPMENT, AT COST	23	28,117	2,094	—	30,234
Less accumulated depreciation and amortization	17	15,217	1,063	—	16,297

Net property and equipment	6	12,900	1,031	—	13,937

INTERCOMPANY RECEIVABLE	502	—	387	(889)	—
GOODWILL	—	1,552	685	—	2,237
INVESTMENT IN SUBSIDIARIES	12,644	1,950	—	(14,594)	—
PENSION ASSETS	773	—	—	—	773
OTHER ASSETS	938	1,019	111	(855)	1,213

	$15,804	$21,866	$3,381	$(16,457)	$24,594

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$40	$—	$—	$40
Accrued salaries and employee benefits	35	846	147	—	1,028
Accounts payable	36	1,112	388	(119)	1,417
Accrued expenses	44	1,394	196	—	1,634

Total current liabilities	115	3,392	731	(119)	4,119

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	668	—	—	1,918
INTERCOMPANY PAYABLE	—	889	—	(889)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,048	35	(855)	1,228
Other liabilities	271	2,787	103	—	3,161

Total other long-term liabilities	271	4,835	138	(855)	4,389

STOCKHOLDERS’ INVESTMENT	14,168	12,082	2,512	(14,594)	14,168

	$15,804	$21,866	$3,381	$(16,457)	$24,594

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,768	$272	$304	$(52)	$2,292
Receivables, less allowances	1	2,717	712	(39)	3,391
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	1	838	83	—	922
Deferred income taxes	—	486	25	—	511

Total current assets	1,770	4,313	1,124	(91)	7,116

PROPERTY AND EQUIPMENT, AT COST	23	26,984	2,253	—	29,260
Less accumulated depreciation and amortization	17	14,659	1,167	—	15,843

Net property and equipment	6	12,325	1,086	—	13,417

INTERCOMPANY RECEIVABLE	758	—	379	(1,137)	—
GOODWILL	—	1,485	744	—	2,229
INVESTMENT IN SUBSIDIARIES	11,973	2,129	—	(14,102)	—
PENSION ASSETS	311	—	—	—	311
OTHER ASSETS	911	994	121	(855)	1,171

	$15,729	$21,246	$3,454	$(16,185)	$24,244

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$153	$—	$—	$653
Accrued salaries and employee benefits	26	711	124	—	861
Accounts payable	5	1,078	380	(91)	1,372
Accrued expenses	51	1,426	161	—	1,638

Total current liabilities	582	3,368	665	(91)	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	680	—	—	1,930
INTERCOMPANY PAYABLE	—	1,137	—	(1,137)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,875	51	(855)	1,071
Other liabilities	271	2,732	90	—	3,093

Total other long-term liabilities	271	4,607	141	(855)	4,164

STOCKHOLDERS’ INVESTMENT	13,626	11,454	2,648	(14,102)	13,626

	$15,729	$21,246	$3,454	$(16,185)	$24,244

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,240	$1,442	$(86)	$8,596

OPERATING EXPENSES:
Salaries and employee benefits	26	2,935	463	—	3,424
Purchased transportation	—	837	341	(23)	1,155
Rentals and landing fees	1	534	58	—	593
Depreciation and amortization	1	436	50	—	487
Fuel	—	707	37	—	744
Maintenance and repairs	—	379	31	—	410
Intercompany charges, net	(53)	(56)	109	—	—
Other	25	995	255	(63)	1,212

	—	6,767	1,344	(86)	8,025

OPERATING INCOME	—	473	98	—	571

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	345	42	—	(387)	—
Interest, net	(23)	12	(4)	—	(15)
Intercompany charges, net	28	(36)	8	—	—
Other, net	(5)	(4)	—	—	(9)

INCOME BEFORE INCOME TAXES	345	487	102	(387)	547

Provision for income taxes	—	167	35	—	202

NET INCOME	$345	$320	$67	$(387)	$345

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,925	$1,690	$(77)	$9,538

OPERATING EXPENSES:
Salaries and employee benefits	20	2,880	603	—	3,503
Purchased transportation	—	858	334	(11)	1,181
Rentals and landing fees	1	534	77	—	612
Depreciation and amortization	1	421	69	—	491
Fuel	—	1,027	79	—	1,106
Maintenance and repairs	—	482	39	—	521
Intercompany charges, net	(49)	(23)	72	—	—
Other	27	1,077	302	(66)	1,340

	—	7,256	1,575	(77)	8,754

OPERATING INCOME	—	669	115	—	784

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	493	68	—	(561)	—
Interest, net	(12)	5	(3)	—	(10)
Intercompany charges, net	22	(28)	6	—	—
Other, net	(10)	(2)	12	—	—

INCOME BEFORE INCOME TAXES	493	712	130	(561)	774

Provision for income taxes	—	243	38	—	281

NET INCOME	$493	$469	$92	$(561)	$493

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$14,091	$2,670	$(156)	$16,605

OPERATING EXPENSES:
Salaries and employee benefits	49	5,828	924	—	6,801
Purchased transportation	—	1,633	612	(36)	2,209
Rentals and landing fees	2	1,054	116	(1)	1,171
Depreciation and amortization	1	874	107	—	982
Fuel	—	1,338	72	—	1,410
Maintenance and repairs	—	751	60	—	811
Intercompany charges, net	(100)	(29)	129	—	—
Other	48	1,925	481	(119)	2,335

	—	13,374	2,501	(156)	15,719

OPERATING INCOME	—	717	169	—	886

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	526	76	—	(602)	—
Interest, net	(52)	26	(7)	—	(33)
Intercompany charges, net	59	(75)	16	—	—
Other, net	(7)	(4)	(1)	—	(12)

INCOME BEFORE INCOME TAXES	526	740	177	(602)	841

Provision for income taxes	—	255	60	—	315

NET INCOME	$526	$485	$117	$(602)	$526

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$16,171	$3,485	$(148)	$19,508

OPERATING EXPENSES:
Salaries and employee benefits	44	5,811	1,233	—	7,088
Purchased transportation	—	1,768	712	(21)	2,459
Rentals and landing fees	2	1,069	159	(1)	1,229
Depreciation and amortization	1	842	140	—	983
Fuel	—	2,449	185	—	2,634
Maintenance and repairs	—	979	79	—	1,058
Intercompany charges, net	(105)	(49)	154	—	—
Other	58	2,150	561	(126)	2,643

	—	15,019	3,223	(148)	18,094

OPERATING INCOME	—	1,152	262	—	1,414

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	877	145	—	(1,022)	—
Interest, net	(22)	10	(7)	—	(19)
Intercompany charges, net	36	(52)	16	—	—
Other, net	(14)	(2)	13	—	(3)

INCOME BEFORE INCOME TAXES	877	1,253	284	(1,022)	1,392

Provision for income taxes	—	419	96	—	515

NET INCOME	$877	$834	$188	$(1,022)	$877

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(333)	$1,443	$283	$(36)	$1,357

INVESTING ACTIVITIES
Capital expenditures	—	(1,446)	(103)	—	(1,549)
Proceeds from asset dispositions and other	—	32	1	—	33

CASH USED IN INVESTING ACTIVITIES	—	(1,414)	(102)	—	(1,516)

FINANCING ACTIVITIES
Net transfers from (to) Parent	54	55	(109)	—	—
Payment on loan between subsidiaries	—	35	(35)	—	—
Principal payments on debt	(500)	(125)	—	—	(625)
Proceeds from stock issuances	24	—	—	—	24
Excess tax benefit on the exercise of stock options	5	—	—	—	5
Dividends paid	(69)	—	—	—	(69)
Other, net	(16)	—	—	—	(16)

CASH USED IN FINANCING ACTIVITIES	(502)	(35)	(144)	—	(681)

Effect of exchange rate changes on cash	—	6	7	—	13

Net (decrease) increase in cash and cash equivalents	(835)	—	44	(36)	(827)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$933	$272	$348	$(88)	$1,465

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(310)	$1,552	$213	$—	$1,455

INVESTING ACTIVITIES
Capital expenditures	—	(1,261)	(126)	—	(1,387)
Proceeds from asset dispositions and other	—	24	6	—	30

CASH USED IN INVESTING ACTIVITIES	—	(1,237)	(120)	—	(1,357)

FINANCING ACTIVITIES
Net transfers from (to) Parent	385	(322)	(63)	—	—
Payment on loan from Parent	17	—	(17)	—	—
Payment on loan between subsidiaries	—	10	(10)	—	—
Principal payments on debt	—	—	(1)	—	(1)
Proceeds from stock issuances	8	—	—	—	8
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(68)	—	—	—	(68)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	343	(312)	(91)	—	(60)

Effect of exchange rate changes on cash	—	(5)	(30)	—	(35)

Net increase (decrease) in cash and cash equivalents	33	(2)	(28)	—	3
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$1,134	$164	$244	$—	$1,542

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
December 18, 2009

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
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides customer-facing sales, marketing, information technology and customer service support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion.
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
RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues	$8,596	$9,538	(10)		$16,605	$19,508	(15)

Operating income	571	784	(27)		886	1,414	(37)

Operating margin	6.6%	8.2%	(160	)bp	5.3%	7.2%	(190	)bp

Net income	$345	$493	(30)		$526	$877	(40)

Diluted earnings per share	$1.10	$1.58	(30)		$1.68	$2.81	(40)

The following table shows changes in revenues and operating income by reportable segment for the three- and six-month periods ended November 30, 2009 compared to November 30, 2008 (dollars in millions):

	Change in		Percent Change in		Change in		Percent Change in
	Revenue		Revenue		Operating Income		Operating Income
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
FedEx Express segment	$(784)	$(2,279)	(13)	(18)	$(195)	$(436)	(36)	(49)
FedEx Ground segment	48	17	3	—	26	39	12	10
FedEx Freight segment	(132)	(503)	(11)	(20)	(44)	(131)	(138)	(108)
FedEx Services segment	(63)	(125)	(12)	(12)	—	—	—	—
Other and eliminations	(11)	(13)	NM	NM	—	—	—	—

	$(942)	$(2,903)	(10)	(15)	$(213)	$(528)	(27)	(37)

Overview
Despite the beginnings of a modest improvement in global economic conditions, volatility in fuel surcharges and fuel prices had a significant negative impact on our earnings year over year. We experienced a substantial benefit to earnings in the second quarter of 2009 from rapidly declining fuel prices as a result of the timing lag that exists between when fuel prices change and when our indexed fuel surcharges automatically adjust. For the second quarter and first half of 2010, the indices used to determine the fuel surcharges for our shipping services were significantly lower year over year based on lower fuel prices. Revenues declined as a result of lower yields, which resulted from lower fuel surcharges and a continued competitive pricing environment for our services. Volumes improved across all our transportation segments in the second quarter of 2010, which partially offset the negative impact of lower yields. At FedEx Express, FedEx International Priority® package (“IP”) volume increased in the second quarter and first half of 2010 primarily due to volume growth in Asia and Latin America. The benefits of numerous cost-reduction activities implemented in 2009 (described below) favorably impacted our results for the second quarter and first half of 2010. In addition, plan design changes to a self-insurance program at FedEx Express produced a $54 million benefit during the second quarter of 2010 from a remeasurement of the plan liabilities. This adjustment had a positive net impact on net income of approximately $0.05 per diluted share after considering the impact of variable incentive compensation accruals during the quarter.

Absent the fuel-related volatility discussed above, we believe that the modest improvement in economic conditions and the impact of our cost-reduction activities have resulted in better financial performance of our core business. Accordingly, based on this improved performance and our outlook for 2010, during the second quarter of 2010 we incurred expenses to accrue for expected payouts under our variable incentive compensation programs. These programs are designed to pay base incentives to most hourly, professional and management employees prior to paying any amounts to senior management.
The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected volume trends (in thousands) over the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield trends over the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.
Revenue
Revenues decreased during the second quarter and first half of 2010 due to yield decreases across all of our transportation segments as a result of lower fuel surcharges and a continued aggressive pricing environment. The pricing environment reflects overcapacity in the LTL sector and competitors seeking to protect market share through heavy discounting. At FedEx Express, our weighted-average U.S. domestic and outbound fuel surcharge was 29.95% in the second quarter of 2009 versus 6.35% in the second quarter of 2010. Increased volumes at all of our transportation segments due to modestly improved global economic conditions partially offset the yield decrease in the second quarter of 2010. At FedEx Express, IP volume increased 6% in the second quarter of 2010 and increased slightly in the first half of 2010 primarily due to volume growth in Asia and Latin America. U.S. domestic package volume at FedEx Express also increased in the second quarter and first half of 2010. At the FedEx Ground segment, revenues increased in the second quarter and first half of 2010, as volume growth at both FedEx Ground and FedEx SmartPost was partially offset by lower yields. Although average daily LTL shipments declined in the first half of 2010 at the FedEx Freight segment, average daily LTL shipments increased slightly in the second quarter of 2010 and increased sequentially from the first quarter of 2010. Collectively, we believe these trends in volume growth across our transportation segments indicate that global economic conditions are improving; however, the ultimate pace and sustainability of economic recovery remains difficult to predict.

Operating Income
The following tables compare operating expenses expressed as dollar amounts and as a percent of revenue for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	$3,424	$3,503	$6,801	$7,088
Purchased transportation	1,155	1,181	2,209	2,459
Rentals and landing fees	593	612	1,171	1,229
Depreciation and amortization	487	491	982	983
Fuel	744	1,106	1,410	2,634
Maintenance and repairs	410	521	811	1,058
Other	1,212	1,340	2,335	2,643

Total operating expenses	$8,025	$8,754	$15,719	$18,094

	Percent of Revenue (1)		Percent of Revenue (1)
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	39.8%	36.8%	41.0%	36.4%
Purchased transportation	13.4	12.4	13.3	12.6
Rentals and landing fees	6.9	6.4	7.0	6.3
Depreciation and amortization	5.7	5.1	5.9	5.0
Fuel	8.7	11.6	8.5	13.5
Maintenance and repairs	4.8	5.5	4.9	5.4
Other	14.1	14.0	14.1	13.6

Total operating expenses	93.4	91.8	94.7	92.8

Operating margin	6.6%	8.2%	5.3%	7.2%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
Operating income and operating margin declined in the second quarter and first half of 2010 due to a significant negative impact from fuel and decreased yields from a continued competitive pricing environment. Volume increases at the FedEx Express and FedEx Ground segments benefited second quarter and first half of 2010 results. Continued weakness in the freight sector resulted in a small operating loss for the second quarter and first half of 2010 at the FedEx Freight segment. We continued to benefit in the second quarter and first half of 2010 from several actions implemented in 2009 to lower our cost structure, including base salary reductions, suspension of 401(k) company-matching contributions and implementation of a hiring freeze. Also, during 2009, we optimized our networks by adjusting routes and equipment types, permanently and temporarily idling certain equipment and consolidating facilities. We continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees, and defer capital investments when possible to better match current demand levels.

Salaries and wages declined 2% in the second quarter and 4% in the first half of 2010, reflecting the pay actions noted above, reduced hours and the self-insurance liability reduction described in the Overview section. This decline was partially offset by accruals during the second quarter of 2010 for expected payouts under our variable incentive compensation programs. Purchased transportation costs decreased 2% in the second quarter and 10% during the first half of 2010 due to lower utilization of third-party transportation providers and a lower average price per gallon of fuel. Maintenance and repairs expense decreased 21% in the second quarter and 23% in the first half of 2010 primarily due to reductions in flight hours and the grounding of certain aircraft due to excess capacity in the current economic environment. Other operating expense decreased 10% in the second quarter of 2010 and 12% in the first half of 2010 due to actions to control spending.
The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense decreased 33% during the second quarter of 2010 and 46% during the first half of 2010, primarily due to decreases in the average price per gallon of fuel and fuel consumption. We experienced significant fuel price and fuel surcharge volatility in the first half of 2009, when fuel prices peaked at their historical highs before beginning to rapidly decrease. The change in our fuel surcharges for FedEx Express and FedEx Ground lagged the price decrease by approximately six to eight weeks, resulting in a significant benefit to operating income in the first half of 2009. In contrast, in the second quarter and first half of 2010 fuel prices rose during the beginning of the first quarter and then stabilized, with significantly less volatility than in the first half of 2009. Accordingly, based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in the second quarter and first half of 2010.
Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and first half of 2010 and 2009 in the accompanying discussions of each of our transportation segments.

Income Taxes
Our effective tax rate was 36.9% for the second quarter of 2010 and 37.4% for the first half of 2010, compared with 36.3% for the second quarter of 2009 and 37.0% for the first half of 2009. The rates in 2009 and 2010 were favorably impacted by the resolution of immaterial state and federal income tax matters during those periods. In addition, the 2010 rate was negatively impacted by lower pre-tax income. For the remainder of 2010, we expect the effective tax rate to be between 38.0% and 39.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of November 30, 2009, there had been no material changes to our liabilities for unrecognized tax benefits from May 31, 2009. The Internal Revenue Service is currently auditing our 2007 and 2008 consolidated U.S. income tax returns.
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
Outlook
With global economic conditions beginning to improve, we expect stronger demand for our services in the second half of 2010, which will allow us to focus on improving yields across our transportation segments. However, we expect a competitive pricing environment will persist in the second half of 2010. While we continue to closely manage our cost structure, continued improvement in demand for our services will produce volume-driven increases in operating costs as we adjust capacity to match demand.
Our current results reflect the suspension of many employee compensation programs. However, starting January 1, 2010, merit salary increases will again be available for eligible employees and we will begin matching employee contributions to 401(k) accounts at 50% of previous levels for most employees. In addition, as described in the Overview section, we began accruing expenses for our variable incentive compensation programs during the second quarter of 2010. The impact of re-establishing these programs will somewhat dampen our near-term earnings potential from an economic recovery, as our variable incentive compensation programs have a high marginal accrual rate at our current expected profit levels.
We believe our year-over-year comparisons will improve for the second half of 2010 if there is a continued recovery in global economic conditions, the sustainability of which is difficult to predict, and if fuel prices remain at current forecasted levels. If the economic recovery stalls, additional actions may be necessary to reduce the size of our networks. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.
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

As described in Note 9 of the accompanying unaudited condensed consolidated financial statements and the “Independent Contractor Matters” section of our FedEx Ground segment MD&A, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its contractors. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.
See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.
On June 1, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements, which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of this new guidance had no impact on our financial statements.
In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements.
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires us to disclose the date through which we have evaluated subsequent events, which for Securities and Exchange Commission (“SEC”) registrants is the date we file our financial statements with the SEC, and became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.

REPORTABLE SEGMENTS
FedEx Express, FedEx Ground and the FedEx Freight LTL Group represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (global trade services)
FedEx SupplyChain Systems (logistics services)

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
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to pursue synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses. Effective September 1, 2009, FedEx SupplyChain Systems, formerly included in the FedEx Services reporting segment, was realigned to become part of the FedEx Express reporting segment. Prior year amounts have not been reclassified to conform to the current year segment presentation, as the financial results are materially comparable.
The FedEx Services segment provides direct and indirect support to our transportation businesses and accordingly we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of the total allocated net operating costs of the FedEx Services segment on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.

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
FedEx Services segment revenues, which reflect the operations of only FedEx Office as of September 1, 2009 (as described above), decreased 12% during the second quarter and first half of 2010 due to revenue declines at FedEx Office and the realignment of FedEx SupplyChain Systems into the FedEx Express segment effective September 1, 2009. Although revenue at FedEx Office declined during the second quarter and first half of 2010 due to lower demand for copy services, the allocated net operating costs of FedEx Office decreased, as we continue to see benefits from initiatives implemented in 2009 to reduce that company’s cost structure.
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

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues:
Package:
U.S. overnight box	$1,372	$1,619	(15)		$2,703	$3,330	(19)
U.S. overnight envelope	395	486	(19)		803	1,011	(21)
U.S. deferred	626	740	(15)		1,227	1,502	(18)

Total U.S. domestic package revenue	2,393	2,845	(16)		4,733	5,843	(19)

International Priority (IP)	1,763	1,930	(9)		3,357	3,974	(16)
International domestic (1)	151	158	(4)		285	328	(13)

Total package revenue	4,307	4,933	(13)		8,375	10,145	(17)
Freight:
U.S.	490	594	(18)		939	1,192	(21)
International priority freight	321	323	(1)		581	663	(12)
International airfreight	63	111	(43)		124	242	(49)

Total freight revenue	874	1,028	(15)		1,644	2,097	(22)
Other (2)	133	137	(3)		219	275	(20)

Total revenues	5,314	6,098	(13)		10,238	12,517	(18)
Operating expenses:
Salaries and employee benefits	2,036	2,059	(1)		4,079	4,188	(3)
Purchased transportation	283	294	(4)		538	630	(15)
Rentals and landing fees	396	403	(2)		781	820	(5)
Depreciation and amortization	251	241	4		503	480	5
Fuel	638	953	(33)		1,209	2,272	(47)
Maintenance and repairs	267	381	(30)		528	775	(32)
Intercompany charges	470	532	(12)		939	1,065	(12)
Other	628	695	(10)		1,212	1,402	(14)

Total operating expenses	4,969	5,558	(11)		9,789	11,632	(16)

Operating income	$345	$540	(36)		$449	$885	(49)

Operating margin	6.5%	8.9%	(240	) bp	4.4%	7.1%	(270	) bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.

(2)	Other revenues includes FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

	Percent of Revenue (1)		Percent of Revenue (1)
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	38.3%	33.8%	39.8%	33.5%
Purchased transportation	5.3	4.8	5.3	5.0
Rentals and landing fees	7.5	6.6	7.6	6.5
Depreciation and amortization	4.7	4.0	4.9	3.8
Fuel	12.0	15.6	11.8	18.2
Maintenance and repairs	5.0	6.2	5.2	6.2
Intercompany charges	8.9	8.7	9.2	8.5
Other	11.8	11.4	11.8	11.2

Total operating expenses	93.5	91.1	95.6	92.9

Operating margin	6.5%	8.9%	4.4%	7.1%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2009	2008	Change	2009	2008	Change
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,154	1,086	6	1,141	1,094	4
U.S. overnight envelope	606	611	(1)	611	621	(2)
U.S. deferred	858	832	3	840	830	1

Total U.S. domestic ADV	2,618	2,529	4	2,592	2,545	2

IP	529	500	6	502	497	1
International domestic (2)	338	311	9	315	309	2

Total ADV	3,485	3,340	4	3,409	3,351	2

Revenue per package (yield):
U.S. overnight box	$18.87	$23.66	(20)	$18.51	$23.96	(23)
U.S. overnight envelope	10.36	12.62	(18)	10.27	12.84	(20)
U.S. deferred	11.58	14.13	(18)	11.40	14.25	(20)
U.S. domestic composite	14.51	17.86	(19)	14.26	18.08	(21)
IP	52.88	61.30	(14)	52.27	62.93	(17)
International domestic (2)	7.09	8.06	(12)	7.07	8.34	(15)
Composite package yield	19.62	23.44	(16)	19.19	23.84	(20)

Freight Statistics (1)
Average daily freight pounds:
U.S.	7,193	7,335	(2)	6,883	7,315	(6)
International priority freight	2,571	2,216	16	2,353	2,264	4
International airfreight	1,207	1,605	(25)	1,253	1,737	(28)

Total average daily freight pounds	10,971	11,156	(2)	10,489	11,316	(7)

Revenue per pound (yield):
U.S.	$1.08	$1.29	(16)	$1.07	$1.28	(16)
International priority freight	1.98	2.32	(15)	1.93	2.31	(16)
International airfreight	0.83	1.09	(24)	0.77	1.10	(30)
Composite freight yield	1.26	1.46	(14)	1.22	1.46	(16)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.

FedEx Express Segment Revenues
FedEx Express segment revenues decreased 13% in the second quarter of 2010 and 18% in the first half of 2010 due to lower yields primarily driven by a decrease in fuel surcharges. As a result of modestly improved global economic conditions, yield decreases during the second quarter and first half of 2010 were partially offset by increased U.S. domestic package volume and IP volume, particularly from Asia and Latin America. In addition, the impact of one additional operating day partially offset the decline in revenue in the first half of 2010.
Lower fuel surcharges were the primary driver of decreased composite package and freight yield in the second quarter and first half of 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 6.35% in the second quarter of 2010 and 4.81% in the first half of 2010, compared with 29.95% in the second quarter of 2009 and 30.83% in the first half of 2009. U.S. domestic package yield also declined during the second quarter and first half of 2010 due to a lower rate per pound and lower package weights. In addition to lower fuel surcharges, IP and international domestic yields decreased during the second quarter and first half of 2010 due to lower rates, partially offset by favorable exchange rates in the second quarter of 2010.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
U.S. Domestic and Outbound Fuel Surcharge:

Low	5.50%	27.00%	1.00%	27.00%
High	7.50	34.50	7.50	34.50
Weighted-average	6.35	29.95	4.81	30.83

International Fuel Surcharges:

Low	5.50	17.00	1.00	17.00
High	12.50	34.50	12.50	34.50
Weighted-average	9.57	24.18	8.50	24.72
On September 17, 2009, we announced a 5.9% average list price increase effective January 4, 2010 on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of the FedEx Express fuel surcharge table was modified. In September 2008, we announced a 6.9% average list price increase effective January 5, 2009 on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
FedEx Express Segment Operating Income
FedEx Express segment operating income and operating margin declined during the second quarter and first half of 2010 as a result of significantly lower fuel surcharges (described above) and a more competitive pricing environment. Continued reductions in network operating costs driven by lower flight hours and improved route efficiencies, as well as other actions to control spending, partially mitigated the negative impact of lower fuel surcharges on our results. In addition, during the second quarter of 2010, plan design changes to a self-insurance program produced a benefit of $54 million from a remeasurement of the plan liabilities, but was largely offset by variable incentive compensation accruals.

Fuel costs decreased 33% in the second quarter of 2010 and 47% in the first half of 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in the second quarter and first half of 2010. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.
Purchased transportation costs decreased 4% in the second quarter of 2010 and 15% in the first half of 2010 due to lower utilization of third-party transportation providers (primarily in international locations). Maintenance and repairs expense decreased 30% in the second quarter of 2010 and 32% in the first half of 2010 primarily due to reductions in flight hours and the grounding of certain aircraft due to excess capacity in the current economic environment. Depreciation expense increased 4% in the second quarter of 2010 and 5% in the first half of 2010 primarily due to the addition of 16 new aircraft into service since the second quarter of 2009. Other operating expenses decreased 10% in the second quarter of 2010 and 14% in the first half of 2010 primarily due to actions to control spending.
FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues	$1,837	$1,789	3		$3,567	$3,550	—
Operating expenses:
Salaries and employee benefits	288	279	3		570	546	4
Purchased transportation	733	745	(2)		1,426	1,516	(6)
Rentals	63	58	9		121	109	11
Depreciation and amortization	83	81	2		168	161	4
Fuel	2	3	NM		3	5	NM
Maintenance and repairs	40	37	8		78	74	5
Intercompany charges	196	180	9		380	358	6
Other	194	194	—		374	373	—

Total operating expenses	1,599	1,577	1		3,120	3,142	(1)

Operating income	$238	$212	12		$447	$408	10

Operating margin	13.0%	11.9%	110	bp	12.5%	11.5%	100	bp

Average daily package volume
FedEx Ground	3,602	3,473	4		3,454	3,405	1
FedEx SmartPost	1,265	777	63		1,135	680	67

Revenue per package (yield)
FedEx Ground	$7.54	$7.70	(2)		$7.56	$7.78	(3)
FedEx SmartPost	$1.57	$2.07	(24)		$1.50	$2.10	(29)

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	15.7%	15.6%	16.0%	15.4%
Purchased transportation	39.9	41.6	40.0	42.7
Rentals	3.4	3.2	3.4	3.1
Depreciation and amortization	4.5	4.5	4.7	4.5
Fuel	0.1	0.2	0.1	0.1
Maintenance and repairs	2.2	2.1	2.2	2.1
Intercompany charges	10.7	10.1	10.6	10.1
Other	10.5	10.8	10.5	10.5

Total operating expenses	87.0	88.1	87.5	88.5

Operating margin	13.0%	11.9%	12.5%	11.5%

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 3% during the second quarter and increased slightly during the first half of 2010 due to volume growth at both FedEx Ground and FedEx SmartPost, partially offset by lower yields. The impact of one additional operating day also contributed to the revenue increase in the first half of 2010. FedEx Ground average daily volume increased during the second quarter and first half of 2010 due to market share gains in our commercial business and the continued growth of our FedEx Home Delivery service. The decline in yield at FedEx Ground during the second quarter and first half of 2010 was primarily due to lower fuel surcharges, partially offset by higher base rates and increased extra service revenue.
FedEx SmartPost volumes grew 63% during the second quarter of 2010 and 67% during the first half of 2010 as a result of market share gains, including volumes gained from DHL’s exit from the U.S. market. Yields at FedEx SmartPost decreased 24% during the second quarter of 2010 and 29% during the first half of 2010 due to changes in customer and service mix. For example, certain customers elected to utilize lower-yielding service offerings that did not require standard pickup and linehaul services.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Low	3.75%	8.25%	2.75%	8.25%
High	4.00	10.50	4.00	10.50
Weighted-average	3.92	9.36	3.47	9.40
On December 3, 2009, we announced a 4.9% average list price increase and made various changes to other surcharges, including modifying the fuel surcharge table, effective January 4, 2010 on FedEx Ground shipments. In November 2008, we announced a 5.9% average list price increase and made various changes to other surcharges effective January 5, 2009 on FedEx Ground shipments.

FedEx Ground Segment Operating Income
FedEx Ground segment operating income and operating margin increased during the second quarter and first half of 2010 due to volume growth, productivity gains and effective cost controls. Purchased transportation costs decreased 2% during the second quarter of 2010 and 6% in the first half of 2010 due to a lower average price per gallon of fuel, which is reflected in lower fuel surcharges paid to our contractors. Rent expense and depreciation expense increased during the second quarter and first half of 2010 primarily due to higher spending on material handling equipment and facilities associated with our multi-year network expansion plan. The increase in salaries and employee benefits expense during the second quarter and first half of 2010 was primarily due to increased staffing at FedEx SmartPost to support volume growth, increased health benefits costs and accruals for our variable incentive compensation programs, partially offset by base salary reductions and suspension of 401(k) company-matching contributions. Intercompany charges increased 9% in the second quarter of 2010 and 6% in the first half of 2010 primarily due to higher allocated information technology costs (formerly direct charges).
Independent Contractor Matters
FedEx Ground continues to face legal and regulatory uncertainty with respect to its use of independent contractors. We are involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of the contractors is at issue. (For a description of these proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.)
FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example:
•	We have an ongoing nationwide program to provide greater incentives to contractors who choose to grow their businesses by adding routes.

•	During 2009, because of state-specific legal and regulatory issues, we offered special incentives to encourage each New Hampshire-based and Maryland-based single-route pickup-and-delivery contractor to assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes.

•	As of November 30, 2009, approximately 65% of all service areas nationwide are supported by multiple-route contractors, which comprise approximately 35% of all FedEx Ground pickup-and-delivery contractors.
We anticipate continuing changes to FedEx Ground’s relationships with its contractors, the nature, timing and amount of which are dependent on the outcome of numerous future events. We do not believe that any of these changes will impair our ability to operate and profitably grow our FedEx Ground business.

FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating (loss)/income and operating margin (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2009	2008 (2)	Change		2009	2008 (2)	Change
Revenues	$1,068	$1,200	(11)		$2,050	$2,553	(20)
Operating expenses:
Salaries and employee benefits	513	592	(13)		1,020	1,206	(15)
Purchased transportation	168	151	11		286	331	(14)
Rentals	27	35	(23)		56	68	(18)
Depreciation and amortization	46	53	(13)		101	107	(6)
Fuel	104	150	(31)		198	356	(44)
Maintenance and repairs	35	41	(15)		69	84	(18)
Intercompany charges (1)	98	29	238		150	51	194
Other	89	117	(24)		180	229	(21)

Total operating expenses	1,080	1,168	(8)		2,060	2,432	(15)

Operating (loss)/income	$(12)	$32	(138)		$(10)	$121	(108)

Operating margin	-1.1%	2.7%	(380	)bp	-0.5%	4.7%	(520	)bp

Average daily LTL shipments (in thousands)	82.9	80.3	3		77.0	81.5	(6)
Weight per LTL shipment (lbs)	1,128	1,122	1		1,119	1,131	(1)
LTL yield (revenue per hundredweight)	$17.09	$19.44	(12)		$17.45	$19.96	(13)

(1)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009 (as described below). For 2010, the costs associated with these functions, previously a direct charge, are being allocated to the FedEx Freight segment through intercompany allocations.

(2)	Includes Caribbean Transportation Services, which was merged into FedEx Express effective June 1, 2009.

	Percent of Revenue (2)		Percent of Revenue (2)
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	48.0%	49.3%	49.8%	47.2%
Purchased transportation	15.7	12.6	13.9	13.0
Rentals	2.5	2.9	2.7	2.7
Depreciation and amortization	4.3	4.4	4.9	4.2
Fuel	9.8	12.5	9.7	13.9
Maintenance and repairs	3.3	3.4	3.4	3.3
Intercompany charges (1)	9.2	2.4	7.3	2.0
Other	8.3	9.8	8.8	9.0

Total operating expenses	101.1	97.3	100.5	95.3

Operating margin	(1.1)%	2.7%	(0.5)%	4.7%

(1)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009 (as described below). For 2010, the costs associated with these functions, previously a direct charge, are being allocated to the FedEx Freight segment through intercompany allocations.

(2)	Due to the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, the competitive pricing environment, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.

FedEx Freight Segment Revenues
FedEx Freight segment revenues decreased 11% during the second quarter of 2010 as a result of lower LTL yield, partially offset by higher average daily LTL shipments. LTL yield decreased 12% for the second quarter of 2010 due to the continuing effects of a competitive pricing environment resulting from excess industry capacity and lower fuel surcharges. Average daily LTL shipments increased slightly year over year and improved sequentially month over month throughout the second quarter of 2010 as a result of market share gains.
FedEx Freight segment revenues decreased 20% during the first half of 2010 due to lower LTL yield and average daily LTL shipments, partially offset by the impact of one additional operating day. LTL yield decreased 13% during the first half of 2010 due to lower fuel surcharges and the continuing effects of a competitive pricing environment resulting from excess industry capacity. During the first half of 2010, average daily LTL shipments decreased 6%, as market share gains were more than offset by reduced shipment volumes, reflecting the continued weak economy. Although LTL average daily shipments decreased year over year, we have experienced sequential month-over-month improvement in average daily shipments throughout the first half of 2010.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Low	12.50%	13.10%	10.80%	13.10%
High	14.20	20.70	14.20	23.90
Weighted-average	13.40	18.00	12.90	20.50
FedEx Freight Segment Operating (Loss)/Income
The continuing effects of a competitive pricing environment, which reflects excess industry capacity, resulted in an operating loss in the second quarter and first half of 2010. Additionally, lower average daily LTL shipments contributed to the operating loss in the first half of 2010. The actions implemented in 2009 to lower our cost structure were more than offset by the negative impacts of lower LTL yields during the second quarter and first half of 2010 and lower average daily LTL shipments in the first half of 2010.
Intercompany charges increased in the second quarter and first half of 2010 due to expenses associated with the functions of approximately 2,700 FedEx Freight segment employees that were transferred to FedEx Services and FCIS in the first quarter of 2010. The costs of these functions were previously a direct charge. As described above in the Reportable Segments section, these employees represented the sales, information technology, marketing, pricing, customer service, claims and credit and collection functions of the FedEx Freight segment and were transferred to allow further centralization of these functions into the FedEx Services segment shared service organization. For 2010, the costs of the functions are being allocated to the FedEx Freight segment through intercompany charges with an offsetting reduction in direct charges, primarily salaries and employee benefits. These transfers had no net impact to operating income, although they significantly increased our intercompany allocations.

Fuel costs decreased 31% during the second quarter of 2010 and 44% during the first half of 2010 due to a lower average price per gallon of diesel fuel. In addition, decreased fuel consumption as a result of lower shipment volumes during the first half of 2010 contributed to the decrease in fuel costs for the first half of 2010. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in the second quarter and first half of 2010. Purchased transportation costs increased 11% during the second quarter of 2010 due to increased utilization of third-party transportation providers as a result of higher shipment volumes. Purchased transportation costs decreased 14% in the first half of 2010 due to lower rates paid to third-party transportation providers and lower shipment volumes. Rent expense decreased 23% in the second quarter of 2010 and 18% in the first half of 2010, as the impact of strategic LTL service center expansion in key markets was more than offset by the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009. Other operating expenses decreased 24% in the second quarter of 2010 and 21% in the first half of 2010 due to lower insurance costs and the impact of the transfer of employees from the FedEx Freight segment to FedEx Services and FCIS during the first quarter of 2010 (described above).
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.465 billion at November 30, 2009, compared to $2.292 billion at May 31, 2009. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2009	2008
Operating activities:
Net income	$526	$877
Noncash charges and credits	1,158	1,196
Changes in assets and liabilities	(327)	(618)

Cash provided by operating activities	1,357	1,455

Investing activities:
Capital expenditures and other	(1,516)	(1,357)

Cash used in investing activities	(1,516)	(1,357)

Financing activities:
Principal payments on debt	(625)	(1)
Dividends paid	(69)	(68)
Proceeds from stock issuances	24	8
Other	(11)	1

Cash used in financing activities	(681)	(60)

Effect of exchange rate changes on cash	13	(35)

Net (decrease) increase in cash and cash equivalents	$(827)	$3

Cash Provided by Operating Activities. Cash flows from operating activities decreased $98 million in the first half of 2010 primarily due to reduced income partially offset by the receipt of income tax refunds of $275 million. We made contributions of $613 million to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) during the first half of 2010, including $495 million in tax-deductible voluntary contributions and $118 million in required quarterly contributions. In December 2009, we made additional required quarterly contributions of $118 million to our U.S. Retirement Plans. We made tax-deductible voluntary contributions of $483 million to our U.S. Retirement Plans in the first half of 2009.
Cash Used in Investing Activities. Capital expenditures during the first half of 2010 were 12% higher largely due to increased spending at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2010 and 2009.

Debt Financing Activities. We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. During the first quarter of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering. During the second quarter of 2010, we made principal payments in the amount of $117 million related to capital lease obligations.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2009. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations. As of November 30, 2009, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid cash dividends of $69 million in the first half of 2010 and $68 million in the first half of 2009. On November 20, 2009, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on January 4, 2010 to stockholders of record as of the close of business on December 14, 2009. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
The following table compares capital expenditures by asset category and reportable segment for the three- and six-month periods ended November 30 (in millions):

					Percent Change
					2009/2008
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2009	2008	2009	2008	Ended	Ended
Aircraft and related equipment	$303	$286	$859	$526	6	63
Facilities and sort equipment	167	242	353	395	(31)	(11)
Information and technology investments	59	73	115	141	(19)	(18)
Vehicles	106	98	162	231	8	(30)
Other equipment	33	51	60	94	(35)	(36)

Total capital expenditures	$668	$750	$1,549	$1,387	(11)	12

FedEx Express segment	$377	$421	$1,019	$754	(10)	35
FedEx Ground segment	105	215	216	350	(51)	(38)
FedEx Freight segment	106	56	172	156	89	10
FedEx Services segment	80	58	142	127	38	12

Total capital expenditures	$668	$750	$1,549	$1,387	(11)	12

Capital expenditures during the first half of 2010 were higher than the prior-year period primarily due to increased spending for aircraft and related equipment at FedEx Express (described below) and increased spending at FedEx Freight for the replacement of revenue equipment. Aircraft and related equipment purchases at FedEx Express during the first half of 2010 included two new B777Fs, the first of which entered revenue service during the second quarter of 2010.
LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Although we expect higher capital expenditures in 2010, we anticipate that our cash flow from operations will exceed our capital expenditures. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically for future growth. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors, as we experienced in 2009 when global credit markets experienced significant liquidity disruptions. Although these factors may make it more difficult or expensive for us to access credit markets, we still have access to credit, as evidenced by our debt issuance in 2009 and the renewal of our revolving credit facility during the first quarter of 2010.
Our capital expenditures are expected to be approximately $2.6 billion in 2010 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at FedEx Freight. We also continue to invest in productivity-enhancing technologies. We invested $859 million in aircraft and aircraft-related equipment in the first half of 2010 and expect to invest an additional $361 million for aircraft and aircraft-related equipment for the remainder of 2010 at FedEx Express. Aircraft-related capital outlays include the new B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft type they are replacing. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
As noted above, during the first half of 2010, we made $613 million in contributions to our U.S. Retirement Plans. Also, in December 2009, we made $118 million in quarterly contributions to our U.S. Retirement Plans and expect to make an additional $117 million in contributions to these plans during the fourth quarter of 2010. Our U.S. Retirement Plans have ample funds to meet expected benefit payments.
In October 2009, Standard & Poor’s reaffirmed our senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and our ratings outlook as “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2 and a ratings outlook as “negative.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of November 30, 2009. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2009. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
						There-
	2010 (1)	2011	2012	2013	2014	after	Total
Operating activities:
Operating leases	$1,017	$1,723	$1,535	$1,388	$1,227	$7,701	$14,591
Non-capital purchase obligations and other	152	163	121	65	13	126	640
Interest on long-term debt	72	144	125	98	97	1,815	2,351
Required quarterly contributions to our U.S. Retirement Plans	235	—	—	—	—	—	235

Investing activities:
Aircraft and aircraft-related capital commitments	263	806	537	444	466	1,924	4,440
Other capital purchase obligations	35	3	1	—	—	—	39

Financing activities:
Debt	—	250	—	300	250	989	1,789
Capital lease obligations	33	20	8	119	2	15	197

Total	$1,807	$3,109	$2,327	$2,414	$2,055	$12,570	$24,282

(1)	Cash obligations for the remainder of 2010.
We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above. In addition, we have historically made voluntary tax-deductible contributions to our U.S. Retirement Plans. These amounts have not been legally required and therefore are not reflected in the table above. However, included in the table above are anticipated quarterly contributions totaling $235 million for the remainder of 2010 ($118 million of which was paid in December 2009).
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
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2009.
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
Included in the preceding table within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability for uncertain tax positions of $1 million. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($67 million) is excluded from the preceding table.
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
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2010, we have scheduled debt payments of $33 million, which includes principal and interest payments on capital leases.
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
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2009, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing.
Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 30, 2009, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations has been more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first six months of 2010, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2009; however, this weakening did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our variable fuel surcharges. However, our fuel surcharges for FedEx Express and FedEx Ground have a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 3% for FedEx Ground before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
At the FedEx Corporation annual meeting of stockholders held on September 28, 2009, FedEx’s stockholders took the following actions:
The stockholders elected twelve directors. Each director will hold office until FedEx’s annual meeting of stockholders to be held in 2010 and until his or her successor is duly elected and qualified. The tabulation of votes with respect to each nominee for director was as follows:

Nominee	For	Against	Abstain

Frederick W. Smith	267,408,842	8,129,315	410,333
James L. Barksdale	267,093,592	8,408,400	446,498
John A. Edwardson	266,999,931	8,481,032	467,527
Judith L. Estrin	265,447,148	9,989,807	511,535
J.R. Hyde, III	270,508,328	4,933,076	507,086
Shirley A. Jackson	233,125,968	52,309,942	512,580
Steven R. Loranger	214,063,067	61,410,227	475,196
Gary W. Loveman	271,032,956	3,950,362	865,172
Susan C. Schwab	271,021,132	4,484,296	443,062
Joshua I. Smith	262,963,767	12,445,411	539,312
David P. Steiner	262,804,087	12,661,951	482,452
Paul S. Walsh	227,599,941	47,821,322	527,227
The Audit Committee’s designation of Ernst & Young LLP as FedEx’s independent registered public accounting firm for the fiscal year ending May 31, 2010 was ratified by the stockholders. The tabulation of votes on this matter was as follows:
•	274,948,111 votes for
•	736,066 votes against
•	264,313 abstentions
•	There were no broker non-votes for this item

A stockholder proposal requesting that the Board of Directors adopt a policy that the Chairman of the Board of Directors be an independent director who has not previously served as an executive officer of FedEx was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	67,283,417 votes for
•	178,285,255 votes against
•	3,122,612 abstentions
•	27,257,206 broker non-votes
A stockholder proposal requesting that the Board of Directors amend FedEx’s governing documents to give holders of 10% of FedEx’s outstanding stock the power to call special stockholder meetings was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	111,248,034 votes for
•	136,757,258 votes against
•	685,991 abstentions
•	27,257,206 broker non-votes
A stockholder proposal requesting that the Board of Directors adopt a policy that stockholders be given the opportunity at each annual meeting to cast a non-binding vote on an advisory resolution to ratify the compensation of FedEx’s named executive officers was not approved by the stockholders. The tabulation of votes on this matter was as follows:
•	77,273,844 votes for
•	167,843,012 votes against
•	3,574,428 abstentions
•	27,257,206 broker non-votes
A stockholder proposal requesting that the Board of Directors adopt principles for health care reform based upon principles issued by the Institute of Medicine of the National Academy of Science was not approved by stockholders. The tabulation of votes on this matter was as follows:
•	8,658,226 votes for
•	195,995,246 votes against
•	44,037,812 abstentions
•	27,257,206 broker non-votes

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: December 18, 2009	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1