Form 10-Q
period 2010-02-28
FEDEX CORP
filed 2010-03-19
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at March 15, 2010 313,190,004

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2010 and May 31, 2009	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	24

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	51

ITEM 4. Controls and Procedures	51

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	52

ITEM 1A. Risk Factors	52

ITEM 5. Other Information	52

ITEM 6. Exhibits	52

Signature	54

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2010	May 31,
	(Unaudited)	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,549	$2,292
Receivables, less allowances of $163 and $196	3,937	3,391
Spare parts, supplies and fuel, less allowances of $168 and $175	380	367
Deferred income taxes	517	511
Prepaid expenses and other	300	555

Total current assets	6,683	7,116

PROPERTY AND EQUIPMENT, AT COST	30,675	29,260
Less accumulated depreciation and amortization	16,672	15,843

Net property and equipment	14,003	13,417

OTHER LONG-TERM ASSETS
Goodwill	2,229	2,229
Pension assets	833	311
Other assets	1,128	1,171

Total other long-term assets	4,190	3,711

	$24,876	$24,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2010	May 31,
	(Unaudited)	2009
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$283	$653
Accrued salaries and employee benefits	959	861
Accounts payable	1,489	1,372
Accrued expenses	1,641	1,638

Total current liabilities	4,372	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,668	1,930

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,384	1,071
Pension, postretirement healthcare and other benefit obligations	931	934
Self-insurance accruals	949	904
Deferred lease obligations	768	802
Deferred gains, principally related to aircraft transactions	274	289
Other liabilities	150	164

Total other long-term liabilities	4,456	4,164

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 313 million shares issued as of February 28, 2010 and 312 million shares issued as of May 31, 2009	31	31
Additional paid-in capital	2,168	2,053
Retained earnings	13,546	12,919
Accumulated other comprehensive loss	(1,362)	(1,373)
Treasury stock, at cost	(3)	(4)

Total common stockholders’ investment	14,380	13,626

	$24,876	$24,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

REVENUES	$8,701	$8,137	$25,306	$27,645

OPERATING EXPENSES:
Salaries and employee benefits	3,549	3,414	10,350	10,502
Purchased transportation	1,220	1,060	3,429	3,519
Rentals and landing fees	593	609	1,764	1,838
Depreciation and amortization	488	496	1,470	1,479
Fuel	810	636	2,220	3,270
Maintenance and repairs	404	449	1,215	1,507
Other	1,221	1,291	3,556	3,934

	8,285	7,955	24,004	26,049

OPERATING INCOME	416	182	1,302	1,596

OTHER INCOME (EXPENSE):
Interest, net	(19)	(19)	(52)	(38)
Other, net	(16)	(4)	(28)	(7)

	(35)	(23)	(80)	(45)

INCOME BEFORE INCOME TAXES	381	159	1,222	1,551

PROVISION FOR INCOME TAXES	142	62	457	577

NET INCOME	$239	$97	$765	$974

EARNINGS PER COMMON SHARE:
Basic	$0.76	$0.31	$2.44	$3.13

Diluted	$0.76	$0.31	$2.43	$3.12

DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.11	$0.44	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,
	2010	2009

Operating Activities:
Net income	$765	$974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,470	1,479
Provision for uncollectible accounts	100	128
Stock-based compensation	80	78
Deferred income taxes and other noncash items	183	71
Changes in assets and liabilities:
Receivables	(645)	550
Other assets	238	104
Accounts payable and other liabilities	288	(794)
Other, net	(571)	(369)

Cash provided by operating activities	1,908	2,221

Investing Activities:
Capital expenditures	(1,981)	(1,987)
Proceeds from asset dispositions and other	31	35

Cash used in investing activities	(1,950)	(1,952)

Financing Activities:
Proceeds from debt issuance	—	1,000
Principal payments on debt	(632)	(1)
Proceeds from stock issuances	36	10
Excess tax benefit on the exercise of stock options	9	1
Dividends paid	(103)	(103)
Other, net	(16)	(7)

Cash (used in) provided by financing activities	(706)	900

Effect of exchange rate changes on cash	5	(35)
Net (decrease) increase in cash and cash equivalents	(743)	1,134
Cash and cash equivalents at beginning of period	2,292	1,539

Cash and cash equivalents at end of period	$1,549	$2,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2009. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2010, the results of our operations for the three- and nine-month periods ended February 28, 2010 and 2009 and cash flows for the nine-month periods ended February 28, 2010 and 2009. Operating results for the three- and nine-month periods ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.
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
Weak global economic conditions, despite a recent modest improvement, have had a negative impact on our overall earnings and the profitability of our reporting units during 2010. However, we do not believe this indicates that a reevaluation of the goodwill of our reporting units is required as of February 28, 2010. There is an increased risk, however, that we could record a noncash impairment charge relating to goodwill during the fourth quarter of 2010 in connection with our annual impairment tests at our FedEx Freight segment, where economic recovery has lagged our package businesses due to excess capacity in the less-than-truckload (“LTL”) freight market. We currently have $621 million of goodwill attributable to our FedEx Freight segment.
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
In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements because we have not had any significant business combinations since that date.

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our 2010 Annual Report.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.
DIVIDENDS DECLARED PER COMMON SHARE. On February 15, 2010, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on April 1, 2010 to stockholders of record as of the close of business on March 11, 2010. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
Our total stock-based compensation expense for the periods ended February 28 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

Stock-based compensation expense	$22	$22	$80	$78
The following table summarizes the stock option shares granted and corresponding weighted-average Black-Scholes value for the nine-month periods ended February 28:

	2010	2009
Stock options granted	4,886,320	2,144,784
Weighted-average Black-Scholes value	$20.22	$24.06
The stock options granted during the nine-month period ended February 28, 2010 were primarily in connection with our principal annual stock option grant during the first quarter of 2010.

See our Annual Report for a discussion of our methodology for developing each of the assumptions used in the valuation model. The following table presents the key weighted-average assumptions used in the valuation calculations for the options granted during the nine-month periods ended February 28:

	2010	2009

Expected lives	5.7 years	5.5 years
Expected volatility	32%	23%
Risk-free interest rate	3.25%	3.33%
Dividend yield	0.749%	0.472%
(3) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 28 (in millions):

	Three Months Ended
	2010	2009

Net income	$239	$97
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $5 in 2010 and $1 in 2009	(28)	(3)
Amortization of unrealized pension actuarial gains/losses, net of tax benefit of $7 in 2009	—	(11)

Comprehensive income	$211	$83

	Nine Months Ended
	2010	2009

Net income	$765	$974
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $6 in 2010 and benefit of $36 in 2009	9	(182)
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2010 and benefit of $20 in 2009	2	(33)

Comprehensive income	$776	$759

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
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at February 28, 2010. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of February 28, 2010, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had carrying values of $1.8 billion compared with an estimated fair value of $2.1 billion at February 28, 2010, and $2.3 billion compared with an estimated fair value of $2.4 billion at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
(5) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Basic earnings per common share:
Net earnings allocable to common shares	$238	$96	$763	$972
Weighted-average common shares	312	311	312	311

Basic earnings per common share	$0.76	$0.31	$2.44	$3.13

Diluted earnings per common share:
Net earnings allocable to common shares	$238	$96	$763	$972

Weighted-average common shares	312	311	312	311
Dilutive effect of share-based awards	3	1	2	1

Weighted-average diluted shares	315	312	314	312
Diluted earnings per common share	$0.76	$0.31	$2.43	$3.12

Anti-dilutive options excluded from diluted earnings per common share	9.7	13.9	12.3	11.6

(6) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
U.S. domestic and international pension plans	$75	$42	$226	$131
U.S. domestic and international defined contribution plans	41	51	86	210
Postretirement healthcare plans	11	14	32	43

	$127	$107	$344	$384

The three- and nine-month periods ended February 28, 2010 reflect higher pension costs in 2010 due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date. This increase in pension costs was offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions, as described in our Annual Report. Those matching contributions were reinstated generally at 50% of their normal levels on January 1, 2010.

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Pension Plans:
Service cost	$105	$125	$313	$376
Interest cost	206	200	617	601
Expected return on plan assets	(239)	(265)	(716)	(796)
Recognized actuarial losses (gains) and other	3	(18)	12	(50)

	$75	$42	$226	$131

Postretirement Healthcare Plans:
Service cost	$6	$8	$18	$23
Interest cost	8	8	23	25
Recognized actuarial gains	(3)	(2)	(9)	(5)

	$11	$14	$32	$43

We made $731 million in contributions, including $495 million in tax-deductible voluntary contributions, to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) during the first nine months of 2010. In March 2010, we made an additional contribution of $117 million to our U.S. Retirement Plans. During the first nine months of 2009, we made $483 million in tax-deductible voluntary contributions to our U.S. Retirement Plans. In 2009, we contributed an aggregate of $1.1 billion to these plans. Our U.S. Retirement Plans have ample funds to meet expected benefit payments.
During 2010, our pension plan asset performance has been strong and we do not expect a significant increase in funding requirements in 2011. However, due to an anticipated lower discount rate, a substantial year-over-year increase in our pension expense in 2011 is likely based on current conditions.
(7) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, a leading U.S. provider of LTL freight services.

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
The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated financial statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Revenues
FedEx Express segment	$5,440	$5,050	$15,678	$17,567
FedEx Ground segment	1,910	1,793	5,477	5,343
FedEx Freight segment	1,040	914	3,090	3,467
FedEx Services segment	406	458	1,322	1,499
Other and eliminations	(95)	(78)	(261)	(231)

	$8,701	$8,137	$25,306	$27,645

Operating Income (Loss)(1)
FedEx Express segment	$265	$45	$714	$930
FedEx Ground segment	258	196	705	604
FedEx Freight segment	(107)	(59)	(117)	62

	$416	$182	$1,302	$1,596

(1)	The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.

(8) Commitments
As of February 28, 2010, our purchase commitments under various contracts for the remainder of 2010 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related(2)	Other(3)	Total

2010 (remainder)	$53	$100	$220	$373
2011	789	47	230	1,066
2012	585	10	167	762
2013	365	19	65	449
2014	466	—	14	480
Thereafter	1,923	—	126	2,049

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2010, a total of $117 million of quarterly contributions to our U.S. domestic pension plans.
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

We had $499 million in deposits and progress payments as of February 28, 2010 (a decrease of $45 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2010, with the year of expected delivery:

	B757	B777F(1)	Total

2010 (remainder)	—	1	1
2011	18	4	22
2012	8	4	12
2013	—	2	2
2014	—	3	3
Thereafter	—	13	13

Total	26	27	53

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2010 (remainder)	$24	$105	$326	$431
2011	20	526	1,220	1,746
2012	8	504	1,052	1,556
2013	119	499	903	1,402
2014	1	473	767	1,240
Thereafter	16	2,458	5,192	7,650

Total	188	$4,565	$9,460	$14,025

Less amount representing interest	26

Present value of net minimum lease payments	$162

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(9) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. The following describes the wage-and-hour matters that have been certified as class actions.
In February 2008, Wiegele v. FedEx Ground was certified as a class action by a California federal court, and in April 2008, the U.S. Court of Appeals for the Ninth Circuit denied our petition to review the class certification ruling. The certified class initially included FedEx Ground sort managers and dock service managers in California from May 10, 2002 to the present, but the court subsequently approved the dismissal of the sort managers, leaving only the dock service managers in the class. The plaintiffs allege that FedEx Ground has misclassified the managers as exempt from the overtime requirements of California wage-and-hour laws and is correspondingly liable for failing to pay them overtime compensation and provide them with rest and meal breaks.
In September 2008, in Tidd v. Adecco USA, Kelly Services and FedEx Ground, a Massachusetts federal court conditionally certified a class limited to individuals who were employed by two temporary employment agencies and who worked as temporary pick-up-and-delivery drivers for FedEx Ground in the New England region within the past three years. Potential claimants must voluntarily “opt in” to the lawsuit in order to be considered part of the class. In addition, in the same opinion, the court granted summary judgment in favor of FedEx Ground with respect to the plaintiffs’ claims for unpaid overtime wages. The court has since granted judgment in favor of the other two defendants with respect to the overtime claims. Accordingly, the conditionally certified class of plaintiffs is now limited to a claim of failure to pay regular wages due under the federal Fair Labor Standards Act.
In April 2009, in Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of FedEx Express couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that FedEx Express violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. We asked the U.S. Court of Appeals for the Ninth Circuit to accept a discretionary appeal of the class certification order, but the court refused to accept it at this time.
In September 2009, in Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed line haul services since June 2003. The plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks.
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

In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of FedEx Ground single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs have appealed the verdict. The other contractor-model purported class actions that are not part of the multidistrict litigation are not as far along procedurally as Anfinson and many of the lawsuits are currently stayed pending further developments in the multidistrict litigation.
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
ATA Airlines. ATA Airlines has sued FedEx Express in Indiana federal court alleging that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $106 million, including lost profits, aircraft acquisition costs and bankruptcy-related expenses. We have denied any liability and contend that ATA has suffered no damages. Trial is currently scheduled for July 2010, and we still do not believe that any loss is probable.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
(10) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the nine-month periods ended February 28 (in millions):

	2010	2009

Cash payments for:
Interest (net of capitalized interest)	$101	$68

Income taxes	$182	$464
Income tax refunds received	(276)	(6)

Cash tax payments, net	$(94)	$458

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
February 28, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$922	$287	$396	$(56)	$1,549
Receivables, less allowances	—	3,258	719	(40)	3,937
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	2	628	50	—	680
Deferred income taxes	—	489	28	—	517

Total current assets	924	4,662	1,193	(96)	6,683

PROPERTY AND EQUIPMENT, AT COST	23	28,555	2,097	—	30,675
Less accumulated depreciation and amortization	17	15,563	1,092	—	16,672

Net property and equipment	6	12,992	1,005	—	14,003

INTERCOMPANY RECEIVABLE	—	—	1,107	(1,107)	—
GOODWILL	—	1,552	677	—	2,229
INVESTMENT IN SUBSIDIARIES	13,593	2,663	—	(16,256)	—
PENSION ASSETS	833	—	—	—	833
OTHER ASSETS	888	983	111	(854)	1,128

	$16,244	$22,852	$4,093	$(18,313)	$24,876

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$33	$—	$—	$283
Accrued salaries and employee benefits	36	808	115	—	959
Accounts payable	37	1,137	411	(96)	1,489
Accrued expenses	21	1,437	183	—	1,641

Total current liabilities	344	3,415	709	(96)	4,372

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	668	—	—	1,668
INTERCOMPANY PAYABLE	247	860	—	(1,107)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,198	40	(854)	1,384
Other liabilities	273	2,693	106	—	3,072

Total other long-term liabilities	273	4,891	146	(854)	4,456

STOCKHOLDERS’ INVESTMENT	14,380	13,018	3,238	(16,256)	14,380

	$16,244	$22,852	$4,093	$(18,313)	$24,876

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,768	$272	$304	$(52)	$2,292
Receivables, less allowances	1	2,717	712	(39)	3,391
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	1	838	83	—	922
Deferred income taxes	—	486	25	—	511

Total current assets	1,770	4,313	1,124	(91)	7,116

PROPERTY AND EQUIPMENT, AT COST	23	26,984	2,253	—	29,260
Less accumulated depreciation and amortization	17	14,659	1,167	—	15,843

Net property and equipment	6	12,325	1,086	—	13,417

INTERCOMPANY RECEIVABLE	758	—	379	(1,137)	—
GOODWILL	—	1,485	744	—	2,229
INVESTMENT IN SUBSIDIARIES	11,973	2,129	—	(14,102)	—
PENSION ASSETS	311	—	—	—	311
OTHER ASSETS	911	994	121	(855)	1,171

	$15,729	$21,246	$3,454	$(16,185)	$24,244

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$153	$—	$—	$653
Accrued salaries and employee benefits	26	711	124	—	861
Accounts payable	5	1,078	380	(91)	1,372
Accrued expenses	51	1,426	161	—	1,638

Total current liabilities	582	3,368	665	(91)	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	680	—	—	1,930
INTERCOMPANY PAYABLE	—	1,137	—	(1,137)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,875	51	(855)	1,071
Other liabilities	271	2,732	90	—	3,093

Total other long-term liabilities	271	4,607	141	(855)	4,164

STOCKHOLDERS’ INVESTMENT	13,626	11,454	2,648	(14,102)	13,626

	$15,729	$21,246	$3,454	$(16,185)	$24,244

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,360	$1,424	$(83)	$8,701

OPERATING EXPENSES:
Salaries and employee benefits	20	3,053	476	—	3,549
Purchased transportation	—	887	360	(27)	1,220
Rentals and landing fees	1	532	61	(1)	593
Depreciation and amortization	—	438	50	—	488
Fuel	—	769	41	—	810
Maintenance and repairs	1	373	30	—	404
Intercompany charges, net	(49)	(57)	106	—	—
Other	27	993	256	(55)	1,221

	—	6,988	1,380	(83)	8,285

OPERATING INCOME	—	372	44	—	416

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	239	26	—	(265)	—
Interest, net	(24)	8	(3)	—	(19)
Intercompany charges, net	27	(36)	9	—	—
Other, net	(3)	(13)	—	—	(16)

INCOME BEFORE INCOME TAXES	239	357	50	(265)	381

Provision for income taxes	—	119	23	—	142

NET INCOME	$239	$238	$27	$(265)	$239

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$6,994	$1,204	$(61)	$8,137

OPERATING EXPENSES:
Salaries and employee benefits	19	2,889	506	—	3,414
Purchased transportation	—	817	253	(10)	1,060
Rentals and landing fees	1	538	71	(1)	609
Depreciation and amortization	—	429	67	—	496
Fuel	—	597	39	—	636
Maintenance and repairs	1	416	32	—	449
Intercompany charges, net	(44)	52	(8)	—	—
Other	23	1,066	252	(50)	1,291

	—	6,804	1,212	(61)	7,955

OPERATING INCOME	—	190	(8)	—	182

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	97	(8)	—	(89)	—
Interest, net	(23)	7	(3)	—	(19)
Intercompany charges, net	24	(30)	6	—	—
Other, net	(1)	(1)	(2)	—	(4)

INCOME BEFORE INCOME TAXES	97	158	(7)	(89)	159

Provision for income taxes	—	56	6	—	62

NET INCOME (LOSS)	$97	$102	$(13)	$(89)	$97

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$21,451	$4,094	$(239)	$25,306

OPERATING EXPENSES:
Salaries and employee benefits	69	8,881	1,400	—	10,350
Purchased transportation	—	2,520	972	(63)	3,429
Rentals and landing fees	3	1,586	177	(2)	1,764
Depreciation and amortization	1	1,312	157	—	1,470
Fuel	—	2,107	113	—	2,220
Maintenance and repairs	1	1,124	90	—	1,215
Intercompany charges, net	(149)	(86)	235	—	—
Other	75	2,918	737	(174)	3,556

	—	20,362	3,881	(239)	24,004

OPERATING INCOME	—	1,089	213	—	1,302

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	765	102	—	(867)	—
Interest, net	(76)	34	(10)	—	(52)
Intercompany charges, net	86	(111)	25	—	—
Other, net	(10)	(17)	(1)	—	(28)

INCOME BEFORE INCOME TAXES	765	1,097	227	(867)	1,222

Provision for income taxes	—	374	83	—	457

NET INCOME	$765	$723	$144	$(867)	$765

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$23,165	$4,689	$(209)	$27,645

OPERATING EXPENSES:
Salaries and employee benefits	63	8,700	1,739	—	10,502
Purchased transportation	—	2,585	965	(31)	3,519
Rentals and landing fees	3	1,607	230	(2)	1,838
Depreciation and amortization	1	1,271	207	—	1,479
Fuel	—	3,046	224	—	3,270
Maintenance and repairs	1	1,395	111	—	1,507
Intercompany charges, net	(149)	3	146	—	—
Other	81	3,216	813	(176)	3,934

	—	21,823	4,435	(209)	26,049

OPERATING INCOME	—	1,342	254	—	1,596

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	974	137	—	(1,111)	—
Interest, net	(45)	17	(10)	—	(38)
Intercompany charges, net	60	(82)	22	—	—
Other, net	(15)	(3)	11	—	(7)

INCOME BEFORE INCOME TAXES	974	1,411	277	(1,111)	1,551

Provision for income taxes	—	475	102	—	577

NET INCOME	$974	$936	$175	$(1,111)	$974

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(349)	$1,778	$483	$(4)	$1,908

INVESTING ACTIVITIES
Capital expenditures	—	(1,860)	(121)	—	(1,981)
Proceeds from asset dispositions and other	—	35	(4)	—	31

CASH USED INVESTING ACTIVITIES	—	(1,825)	(125)	—	(1,950)

FINANCING ACTIVITIES
Net transfers from (to) Parent	77	55	(132)	—	—
Payment on loan between subsidiaries	—	42	(42)	—	—
Intercompany dividends	—	103	(103)	—	—
Principal payments on debt	(500)	(132)	—	—	(632)
Proceeds from stock issuances	36	—	—	—	36
Excess tax benefit on the exercise of stock options	9	—	—	—	9
Dividends paid	(103)	—	—	—	(103)
Other, net	(16)	(5)	5	—	(16)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(497)	63	(272)	—	(706)

Effect of exchange rate changes on cash	—	(1)	6	—	5

Net (decrease) increase in cash and cash equivalents	(846)	15	92	(4)	(743)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$922	$287	$396	$(56)	$1,549

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(383)	$2,210	$415	$(21)	$2,221

INVESTING ACTIVITIES
Capital expenditures	—	(1,810)	(177)	—	(1,987)
Proceeds from asset dispositions and other	—	28	7	—	35

CASH USED INVESTING ACTIVITIES	—	(1,782)	(170)	—	(1,952)

FINANCING ACTIVITIES
Net transfers from (to) Parent	635	(541)	(94)	—	—
Payment on loan from Parent	17	—	(17)	—	—
Payment on loan between subsidiaries	—	20	(20)	—	—
Intercompany dividends	—	123	(123)	—	—
Proceeds from debt issuances	1,000	—	—	—	1,000
Principal payments on debt	—	—	(1)	—	(1)
Proceeds from stock issuances	10	—	—	—	10
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(103)	—			(103)
Other, net	(7)	—	—	—	(7)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,553	(398)	(255)	—	900

Effect of exchange rate changes on cash	—	(12)	(23)	—	(35)

Net increase (decrease) in cash and cash equivalents	1,170	18	(33)	(21)	1,134
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$2,271	$184	$239	$(21)	$2,673

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
March 19, 2010

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2009 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues	$8,701	$8,137	7		$25,306	$27,645	(8)

Operating income	416	182	129		1,302	1,596	(18)

Operating margin	4.8%	2.2%	260	bp	5.1%	5.8%	(70	) bp

Net income	$239	$97	146		$765	$974	(21)

Diluted earnings per share	$0.76	$0.31	145		$2.43	$3.12	(22)

The following table shows changes in revenues and operating income by reportable segment for the three- and nine-month periods ended February 28, 2010 compared to February 28, 2009 (dollars in millions):

	Change in		Percent Change in		Change in		Percent Change in
	Revenue		Revenue		Operating Income		Operating Income
	Three	Nine	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended

FedEx Express segment	$390	$(1,889)	8	(11)	$220	$(216)	489	(23)
FedEx Ground segment	117	134	7	3	62	101	32	17
FedEx Freight segment	126	(377)	14	(11)	(48)	(179)	(81)	(289)
FedEx Services segment	(52)	(177)	(11)	(12)	—	—	—	—
Other and eliminations	(17)	(30)	NM	NM	—	—	—	—

	$564	$(2,339)	7	(8)	$234	$(294)	129	(18)

Overview
Our results for the third quarter of 2010 reflect the benefits of improving global economic conditions, as most major economies are emerging from recession. Our revenue growth was driven by higher volumes across all of our transportation segments during the third quarter of 2010, including continued growth in FedEx International Priority® (“IP”) package shipments at FedEx Express and increased volumes at FedEx Ground. We also experienced the continued benefit of numerous cost containment activities implemented in 2009. Our earnings growth in the third quarter of 2010 was mitigated by a significant negative comparison to 2009 from the impact of volatility in fuel prices and fuel surcharges and operating losses at our FedEx Freight segment, as well as increased costs from the partial reinstatement of several of our employee compensation programs.

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
Revenue
Revenues increased 7% during the third quarter of 2010 primarily due to volume increases across all of our transportation segments. At FedEx Express, IP package volume increased 18% led by volume growth in Asia, while IP freight and U.S. domestic package volume growth also contributed to the revenue increase in the third quarter of 2010. At the FedEx Ground segment, market share gains resulted in a 46% increase in volumes at FedEx SmartPost and a 5% increase in volumes at FedEx Ground during the third quarter of 2010. At the FedEx Freight segment, discounted pricing drove an increase in average daily LTL freight shipments, but also resulted in yield declines during the third quarter of 2010. In addition, the impact of one fewer operating day across all of our transportation segments partially offset the revenue increase in the third quarter of 2010.
Revenues decreased during the nine months of 2010 due to yield decreases across all of our transportation segments as a result of lower fuel surcharges and a continued competitive pricing environment for our services. At FedEx Express, our weighted-average U.S. domestic and outbound fuel surcharge was 23.06% in the nine months of 2009 versus 5.70% in the nine months of 2010. Increased volumes at all of our transportation segments due to improved global economic conditions partially offset the yield decreases in the nine months of 2010. Collectively, we believe these trends in volume growth during the third quarter and nine months of 2010 across our transportation segments indicate that global economic conditions are improving; however, the ultimate pace and sustainability of economic recovery remain difficult to predict.

Operating Income
The following tables compare operating expenses expressed as dollar amounts and as a percent of revenue for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	$3,549	$3,414	$10,350	$10,502
Purchased transportation	1,220	1,060	3,429	3,519
Rentals and landing fees	593	609	1,764	1,838
Depreciation and amortization	488	496	1,470	1,479
Fuel	810	636	2,220	3,270
Maintenance and repairs	404	449	1,215	1,507
Other	1,221	1,291	3,556	3,934

Total operating expenses	$8,285	$7,955	$24,004	$26,049

	Percent of Revenue(1)		Percent of Revenue(1)
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	40.8%	42.0%	40.9%	38.0%
Purchased transportation	14.0	13.0	13.5	12.7
Rentals and landing fees	6.8	7.5	7.0	6.6
Depreciation and amortization	5.6	6.1	5.8	5.4
Fuel	9.3	7.8	8.8	11.8
Maintenance and repairs	4.7	5.5	4.8	5.5
Other	14.0	15.9	14.1	14.2

Total operating expenses	95.2	97.8	94.9	94.2

Operating margin	4.8%	2.2%	5.1%	5.8%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
Operating income and operating margin increased in the third quarter of 2010 as a result of volume increases at our package businesses, particularly higher-margin IP package and freight services at FedEx Express. Additionally, we continued to benefit in the third quarter of 2010 from cost-containment actions implemented in 2009 to lower our cost structure; however, these benefits were partially offset by increased costs associated with our variable incentive compensation programs. An operating loss for the third quarter of 2010 at the FedEx Freight segment due to continued weakness in the LTL freight market partially offset the earnings increase.

Purchased transportation costs increased 15% in the third quarter of 2010 due to increased utilization of third-party transportation providers associated with our LTL freight and IP package services as a result of higher shipment volumes. Salaries and wages increased 4% in the third quarter of 2010 due to accruals for expected payouts under our variable incentive compensation programs, as well as the partial reinstatement of merit salary increases and 401(k) company-matching contributions effective January 1, 2010. Maintenance and repairs expense decreased 10% in the third quarter of 2010 primarily due to the timing of maintenance events. Lower aircraft utilization as a result of weak economic conditions lengthened maintenance cycles; however, higher maintenance costs are expected in future periods as aircraft become more highly utilized.
Operating income and operating margin decreased in the nine months of 2010 due to a significant negative impact from fuel comparisons and decreased yields from a continued competitive pricing environment driven by global economic conditions. Ongoing weakness in the LTL freight market resulted in an operating loss for the nine months of 2010 at the FedEx Freight segment. Volume increases at our package businesses benefited our results for the nine months of 2010. We continued to benefit in the nine months of 2010 from several actions implemented in 2009 to lower our cost structure, including base salary reductions and optimizing our networks by adjusting routes and equipment types, permanently and temporarily idling certain equipment and consolidating facilities.
Maintenance and repairs expense decreased 19% in the nine months of 2010 primarily due to the timing of maintenance events. Salaries and wages declined 1% in the nine months of 2010, reflecting the pay actions noted above and reduced hours. This decline was partially offset by higher accruals for variable incentive compensation programs. Purchased transportation decreased 3% during the nine months of 2010 due to lower utilization of third-party transportation providers and a lower average price per gallon of fuel. Other operating expense decreased 10% in the nine months of 2010 due to actions to control spending and the inclusion in the prior year of higher reserve requirements for liability claims at FedEx Ground.
The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense increased 27% during the third quarter of 2010 primarily due to an increase in the average price per gallon of fuel. Fuel expense decreased 32% during the nine months of 2010 primarily due to decreases in the average price per gallon of fuel and fuel consumption, as we lowered flight hours and improved route efficiencies. We experienced significant fuel price and fuel surcharge volatility in the nine months of 2009, when fuel prices peaked at their historical highs before beginning to rapidly decrease. The change in our fuel surcharges for FedEx Express and FedEx Ground lagged the price decrease by approximately six to eight weeks, resulting in a significant benefit to operating income in the nine months of 2009. In contrast, in the nine months of 2010 fuel prices rose during the beginning of the first quarter and have slowly increased, with significantly less volatility than in the nine months of 2009. Accordingly, based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in the third quarter and nine months of 2010.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2010 and 2009 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 37.4% for the third quarter of 2010 and 39.5% for the third quarter of 2009. The higher rate in the third quarter of 2009 was principally due to lower pre-tax income during that quarter. Our effective tax rate was 37.4% for the nine months of 2010 and 37.2% for the nine months of 2009. The rates in the nine months of 2009 and 2010 were favorably impacted by the resolution of immaterial state and federal income tax matters during those periods. For the remainder of 2010, we expect the effective tax rate to be between 38.0% and 38.5%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of February 28, 2010, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2009. The Internal Revenue Service is currently auditing our 2007 and 2008 consolidated U.S. income tax returns.
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
Outlook
With global economic conditions continuing to improve, we expect stronger demand for our services in the fourth quarter of 2010 and continued growth in revenue and earnings. We believe the improving economy will result in a more stable pricing environment, consistent with our strategy to improve yields across all of our transportation segments. We continue to closely manage our cost structure; however, continued improvement in demand for our services is expected to produce volume-related increases in our operating costs in future periods, particularly maintenance expense. In addition, in connection with our improving results, we are reinstating several employee compensation programs (variable incentive compensation, merit salary increases and 401(k) company-matching contributions). Starting January 1, 2010, merit salary increases resumed for eligible employees and we reinstated company-matching contributions to 401(k) accounts at 50% of previous levels for most employees. Our results for the third quarter and nine months of 2010 also include the impact of accruals for expected payouts under our variable incentive compensation programs. The impact of reinstating these programs will dampen our earnings growth both in the fourth quarter of 2010 and into fiscal 2011.
Our expectations for continued improvement in our results for the remainder of 2010 are based on a continued recovery in global economic conditions, the sustainability of which is difficult to predict, and fuel prices remaining at current forecasted levels. If the economic recovery stalls, additional actions may be necessary to reduce the size of our networks. However, we will not compromise our outstanding service levels or take actions that negatively impact the customer experience in exchange for short-term cost reductions.

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
For the remainder of 2010, we will continue to balance the need to control spending with the opportunity to make investments with high returns, such as in substantially more fuel-efficient Boeing 777 Freighter (“B777F”) and Boeing 757 (“B757”) aircraft. Moreover, we will continue to invest in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth under improved economic conditions. For additional details on key 2010 capital projects, refer to the Liquidity Outlook section of this MD&A.
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
In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements because we have not had any significant business combinations since that date.
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our 2010 Annual Report.
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
FedEx Services segment revenues, which reflect the operations of only FedEx Office as of September 1, 2009, decreased 11% during the third quarter of 2010 and 12% during the nine months of 2010 due to revenue declines at FedEx Office and the realignment of FedEx SupplyChain Systems into the FedEx Express segment effective September 1, 2009. Although revenue at FedEx Office declined during the third quarter and nine months of 2010 due to lower demand for copy services, the allocated net operating costs of FedEx Office decreased, as we continue to see benefits from initiatives implemented in 2009 to reduce that company’s cost structure.
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

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues:
Package:
U.S. overnight box	$1,413	$1,410	—		$4,116	$4,740	(13)
U.S. overnight envelope	400	426	(6)		1,203	1,437	(16)
U.S. deferred	692	682	1		1,919	2,184	(12)

Total U.S. domestic package revenue	2,505	2,518	(1)		7,238	8,361	(13)

International priority	1,748	1,507	16		5,105	5,481	(7)
International domestic (1)	142	117	21		427	445	(4)

Total package revenue	4,395	4,142	6		12,770	14,287	(11)
Freight:
U.S.	525	523	—		1,464	1,715	(15)
International priority	329	221	49		910	884	3
International airfreight	61	69	(12)		185	311	(41)

Total freight revenue	915	813	13		2,559	2,910	(12)
Other (2)	130	95	37		349	370	(6)

Total revenues	5,440	5,050	8		15,678	17,567	(11)
Operating expenses:
Salaries and employee benefits	2,136	2,064	3		6,215	6,252	(1)
Purchased transportation	292	241	21		830	871	(5)
Rentals and landing fees	397	400	(1)		1,178	1,220	(3)
Depreciation and amortization	254	241	5		757	721	5
Fuel	694	551	26		1,903	2,823	(33)
Maintenance and repairs	261	318	(18)		789	1,093	(28)
Intercompany charges	497	530	(6)		1,436	1,595	(10)
Other	644	660	(2)		1,856	2,062	(10)

Total operating expenses	5,175	5,005	3		14,964	16,637	(10)

Operating income	$265	$45	489		$714	$930	(23)

Operating margin	4.9%	0.9%	400	bp	4.6%	5.3%	(70	) bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.

(2)	Other revenues includes FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

	Percent of Revenue(1)		Percent of Revenue(1)
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	39.3%	40.9%	39.7%	35.6%
Purchased transportation	5.4	4.8	5.3	5.0
Rentals and landing fees	7.3	7.9	7.5	6.9
Depreciation and amortization	4.7	4.8	4.8	4.1
Fuel	12.7	10.9	12.1	16.1
Maintenance and repairs	4.8	6.3	5.0	6.2
Intercompany charges	9.1	10.5	9.2	9.1
Other	11.8	13.0	11.8	11.7

Total operating expenses	95.1	99.1	95.4	94.7

Operating margin	4.9%	0.9%	4.6%	5.3%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
The following table compares selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2010	2009	Change	2010	2009	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,190	1,177	1	1,157	1,122	3
U.S. overnight envelope	601	622	(3)	608	621	(2)
U.S. deferred	949	907	5	876	855	2

Total U.S. domestic ADV	2,740	2,706	1	2,641	2,598	2

International priority	530	450	18	511	482	6
International domestic(2)	317	281	13	315	300	5

Total ADV	3,587	3,437	4	3,467	3,380	3

Revenue per package (yield):
U.S. overnight box	$19.16	$19.02	1	$18.73	$22.24	(16)
U.S. overnight envelope	10.70	10.85	(1)	10.41	12.18	(15)
U.S. deferred	11.77	11.94	(1)	11.53	13.44	(14)
U.S. domestic composite	14.74	14.77	—	14.43	16.94	(15)
International priority	53.23	53.12	—	52.59	59.89	(12)
International domestic(2)	7.22	6.63	9	7.12	7.81	(9)
Composite package yield	19.76	19.13	3	19.39	22.25	(13)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,906	7,664	3	7,217	7,431	(3)
International priority	2,577	1,590	62	2,427	2,041	19
International airfreight	1,184	1,251	(5)	1,230	1,575	(22)

Total average daily freight pounds	11,667	10,505	11	10,874	11,047	(2)

Revenue per pound (yield):
U.S.	$1.07	$1.08	(1)	$1.07	$1.22	(12)
International priority	2.06	2.21	(7)	1.97	2.28	(14)
International airfreight	0.84	0.88	(5)	0.79	1.04	(24)
Composite freight yield	1.26	1.23	2	1.24	1.39	(11)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.

FedEx Express Segment Revenues
FedEx Express segment revenues increased 8% in the third quarter of 2010 due to increased IP package volume, particularly from Asia, IP freight volume and U.S. domestic package volume as a result of continued improvement in global economic conditions. The impact of one fewer operating day partially offset the increase in revenue in the third quarter of 2010. FedEx Express segment revenues decreased 11% in the nine months of 2010 due to lower yields primarily driven by a decrease in fuel surcharges. Yield decreases during the nine months of 2010 were partially offset by increased IP package volume, particularly from Asia, IP freight volume and U.S. domestic package volume.
IP package yield increased in the third quarter of 2010 due to higher package weights and favorable exchange rates, partially offset by a lower rate per pound. International domestic yield increased during the third quarter of 2010 due to favorable exchange rates, partially offset by a lower rate per pound. U.S. domestic package yield decreased in the third quarter of 2010 due to lower fuel surcharges, partially offset by increased package weights.
Lower fuel surcharges were the primary driver of decreased composite package and freight yield in the nine months of 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 5.70% in the nine months of 2010, compared with 23.06% in the nine months of 2009. U.S. domestic package yield also declined during the nine months of 2010 due to a lower rate per pound and lower package weights. In addition to lower fuel surcharges, IP package yield decreased during the nine months of 2010 due to lower rates, partially offset by favorable exchange rates. International domestic yield decreased during the nine months of 2010 due to lower rates and lower fuel surcharges.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
U.S. Domestic and Outbound Fuel Surcharge:
Low	6.50%	1.00%	1.00%	1.00%
High	8.50	15.00	8.50	34.50
Weighted-average	7.42	8.24	5.70	23.06

International Fuel Surcharges:
Low	6.50	1.00	1.00	1.00
High	13.00	15.00	13.00	34.50
Weighted-average	10.25	10.57	9.09	20.37
On January 4, 2010, we implemented a 5.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of the FedEx Express fuel surcharge table was modified. On January 5, 2009, we implemented a 6.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
FedEx Express Segment Operating Income
FedEx Express segment operating income and operating margin increased during the third quarter of 2010 due to volume growth, particularly in higher-margin IP package and freight services. FedEx Express segment operating income and operating margin decreased in the nine months of 2010 as a result of significantly lower fuel surcharges (described below) and a competitive pricing environment driven by global economic conditions. Continued reductions in network operating costs driven by lower flight hours and improved route efficiencies, as well as other actions to control spending, positively impacted our results for the third quarter and nine months of 2010.

Fuel costs increased 26% during the third quarter of 2010 due to an increase in the average price per gallon of fuel. Fuel costs decreased 33% in the nine months of 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in the third quarter and nine months of 2010. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.
Purchased transportation costs increased 21% in the third quarter of 2010 due to IP package volume growth, which requires a higher utilization of contract pickup and delivery services. Purchased transportation costs decreased 5% in the nine months of 2010 due to lower utilization of third-party transportation providers (primarily in international locations). Maintenance and repairs expense decreased 18% in the third quarter of 2010 and 28% in the nine months of 2010 primarily due to the timing of maintenance events. Lower aircraft utilization as a result of weak economic conditions lengthened maintenance cycles; however, higher maintenance costs are expected in future periods as aircraft become more highly utilized. Depreciation expense increased 5% in the third quarter and nine months of 2010 primarily due to the addition of 20 new aircraft into service since the third quarter of 2009. Other operating expenses decreased 2% in the third quarter of 2010 and 10% in the nine months of 2010 primarily due to actions to control spending. Intercompany charges decreased 6% in the third quarter of 2010 and 10% in the nine months of 2010 primarily due to lower net operating costs at FedEx Office and lower allocated information technology costs.
FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues	$1,910	$1,793	7		$5,477	$5,343	3
Operating expenses:
Salaries and employee benefits	289	278	4		859	824	4
Purchased transportation	771	725	6		2,197	2,241	(2)
Rentals	63	58	9		184	167	10
Depreciation and amortization	83	85	(2)		251	246	2
Fuel	3	3	NM		6	8	NM
Maintenance and repairs	41	35	17		119	109	9
Intercompany charges	207	180	15		587	538	9
Other	195	233	(16)		569	606	(6)

Total operating expenses	1,652	1,597	3		4,772	4,739	1

Operating income	$258	$196	32		$705	$604	17

Operating margin	13.5%	10.9%	260	bp	12.9%	11.3%	160	bp

Average daily package volume
FedEx Ground	3,674	3,511	5		3,526	3,440	3
FedEx SmartPost	1,489	1,020	46		1,248	790	58

Revenue per package (yield)
FedEx Ground	$7.75	$7.62	2		$7.63	$7.72	(1)
FedEx SmartPost	$1.59	$1.67	(5)		$1.53	$1.92	(20)

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	15.1%	15.5%	15.7%	15.4%
Purchased transportation	40.4	40.4	40.1	42.0
Rentals	3.3	3.2	3.3	3.1
Depreciation and amortization	4.3	4.8	4.6	4.6
Fuel	0.2	0.2	0.1	0.2
Maintenance and repairs	2.2	2.0	2.2	2.0
Intercompany charges	10.8	10.0	10.7	10.1
Other	10.2	13.0	10.4	11.3

Total operating expenses	86.5	89.1	87.1	88.7

Operating margin	13.5%	10.9%	12.9%	11.3%

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 7% during the third quarter of 2010 and 3% during the nine months of 2010 due to volume growth at both FedEx Ground and FedEx SmartPost. Third quarter revenue growth was also driven by yield improvement at FedEx Ground, but was unfavorably impacted by one fewer operating day. For the nine months of 2010, yield decline at both FedEx Ground and FedEx SmartPost partially offset the revenue increase.
FedEx Ground average daily volume increased during the third quarter and nine months of 2010 due to continued growth in our commercial business and our FedEx Home Delivery service. Yield improvement at FedEx Ground during the third quarter of 2010 was primarily due to a higher average weight per package. The decline in yield at FedEx Ground during the nine months of 2010 was primarily due to lower fuel surcharges, partially offset by higher base rates and increased extra service revenue.
FedEx SmartPost volumes grew 46% during the third quarter of 2010 and 58% during the nine months of 2010 primarily as a result of market share gains. Yields at FedEx SmartPost decreased 5% during the third quarter of 2010 and 20% during the nine months of 2010 due to changes in customer and service mix. For example, certain customers elected to utilize lower-yielding service offerings that did not require standard pickup and linehaul services.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

Low	4.00%	3.25%	2.75%	3.25%
High	5.00	6.75	5.00	10.50
Weighted-average	4.61	5.07	3.86	7.93
On January 4, 2010, we implemented a 4.9% average list price increase and made various changes to other surcharges, including modifying the fuel surcharge table, on FedEx Ground shipments. On January 5, 2009, we implemented a 5.9% average list price increase and made various changes to other surcharges on FedEx Ground shipments.

FedEx Ground Segment Operating Income
FedEx Ground segment operating income and operating margin increased during the third quarter and nine months of 2010 due to higher package volume, lower self-insurance expenses and improved performance at FedEx SmartPost. Purchased transportation costs increased 6% during the third quarter of 2010 primarily as a result of higher fuel rates paid to our independent contractors and decreased 2% in the nine months of 2010 due to a lower average price per gallon of fuel, which occurred primarily in the first quarter. Rent expense increased during the third quarter and nine months of 2010 primarily due to higher spending on facilities associated with our multi-year network expansion plan. The increase in salaries and employee benefits expense during the third quarter and nine months of 2010 was primarily due to increased staffing at FedEx SmartPost to support volume growth, and accruals for our variable incentive compensation programs. Intercompany charges increased 15% in the third quarter of 2010 and 9% in the nine months of 2010 primarily due to higher allocated information technology costs (formerly direct charges). Other operating expense decreased during the third quarter and nine months of 2010 due to higher reserve requirements for liability claims in 2009.
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
FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example:
•	We have an ongoing nationwide program to provide greater incentives to contractors who choose to grow their businesses by adding routes.
•	During 2009, because of state-specific legal and regulatory issues, we offered special incentives to encourage each New Hampshire-based and Maryland-based single-route pickup-and-delivery contractor to assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes.
•	As of February 28, 2010, approximately 65% of all service areas nationwide are supported by multiple-route contractors, which comprise approximately 38% of all FedEx Ground pickup-and-delivery contractors.
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

FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating (loss)/income and operating margin (dollars in millions) and selected statistics for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2010	2009 (2)	Change		2010	2009 (2)	Change
Revenues	$1,040	$914	14		$3,090	$3,467	(11)
Operating expenses:
Salaries and employee benefits	532	529	1		1,552	1,735	(11)
Purchased transportation	191	104	84		477	435	10
Rentals	29	34	(15)		85	102	(17)
Depreciation and amortization	49	59	(17)		150	166	(10)
Fuel	112	83	35		310	439	(29)
Maintenance and repairs	36	33	9		105	117	(10)
Intercompany charges (1)	99	29	241		249	80	211
Other	99	102	(3)		279	331	(16)

Total operating expenses	1,147	973	18		3,207	3,405	(6)

Operating (loss)/income	$(107)	$(59)	(81)		$(117)	$62	(289)

Operating margin	(10.3)%	(6.5)%	(380	) bp	(3.8)%	1.8%	(560	) bp

Average daily LTL shipments (in thousands)	83.4	66.0	26		79.1	76.4	4
Weight per LTL shipment (lbs)	1,133	1,121	1		1,124	1,129	—
LTL yield (revenue per hundredweight)	$16.82	$18.21	(8)		$17.24	$19.46	(11)

(1)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009 (as described below). For 2010, the costs associated with these functions, previously a direct charge, are being allocated to the FedEx Freight segment through intercompany allocations.

(2)	Includes Caribbean Transportation Services, which was merged into FedEx Express effective June 1, 2009.

	Percent of Revenue(2)		Percent of Revenue(2)
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	51.1%	57.9%	50.2%	50.0%
Purchased transportation	18.4	11.4	15.4	12.6
Rentals	2.8	3.7	2.8	2.9
Depreciation and amortization	4.7	6.4	4.9	4.8
Fuel	10.8	9.1	10.0	12.7
Maintenance and repairs	3.5	3.6	3.4	3.4
Intercompany charges(1)	9.5	3.2	8.1	2.3
Other	9.5	11.2	9.0	9.5

Total operating expenses	110.3	106.5	103.8	98.2

Operating margin	(10.3)%	(6.5)%	(3.8)%	1.8%

(1)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009 (as described below). For 2010, the costs associated with these functions, previously a direct charge, are being allocated to the FedEx Freight segment through intercompany allocations.

(2)	Due to the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, the competitive pricing environment, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 14% during the third quarter of 2010 as a result of higher average daily LTL shipments, partially offset by lower LTL yield. The LTL freight market remains highly competitive due to excess capacity. Discounted pricing drove an increase in average daily shipments of 26%, but also resulted in yield declines of 8% during the third quarter of 2010. In addition, the impact of one fewer operating day partially offset the increase in revenue in the third quarter of 2010.
FedEx Freight segment revenues decreased 11% during the nine months of 2010 due to lower LTL yield, partially offset by higher average daily LTL shipments. LTL yield decreased 11% during the nine months of 2010 due to a continuing highly competitive LTL freight market (described above) and lower fuel surcharges. Discounted pricing drove an increase in average daily LTL shipments of 4% during the nine months of 2010.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Low	13.60%	9.20%	10.80%	9.20%
High	14.80	12.80	14.80	23.90
Weighted-average	14.30	10.60	13.40	17.50
On February 1, 2010, we implemented 5.9% general rate increases for FedEx Freight and FedEx National LTL shipments. On January 5, 2009, we implemented 5.7% general rate increases for FedEx Freight and FedEx National LTL shipments.

FedEx Freight Segment Operating (Loss)/Income
A weak pricing environment, which led to discounting for our LTL freight services, resulted in a loss in the third quarter and nine months of 2010. The actions implemented in 2009 to lower our cost structure were more than offset by the negative impacts of lower LTL yields during the third quarter and nine months of 2010. Additionally, purchased transportation costs increased significantly during the third quarter of 2010.
Intercompany charges increased in the third quarter and nine months of 2010 due to expenses associated with the functions of approximately 2,700 FedEx Freight segment employees that were transferred to FedEx Services and FCIS in the first quarter of 2010. The costs of these functions were previously a direct charge. As described above in the Reportable Segments section, these employees represented the sales, information technology, marketing, pricing, customer service, claims and credit and collection functions of the FedEx Freight segment and were transferred to allow further centralization of these functions into the FedEx Services segment shared service organization. For 2010, the costs of the functions are being charged to the FedEx Freight segment through intercompany charges with an offsetting reduction in direct charges, primarily salaries and employee benefits. These transfers had no net impact to operating income, although they significantly increased our intercompany allocations.
Purchased transportation costs increased 84% during the third quarter of 2010 and 10% in the nine months of 2010 due to increased utilization of third-party transportation providers as a result of higher shipment volumes. Fuel costs increased 35% during the third quarter of 2010 due to a higher average price per gallon of diesel fuel and increased fuel consumption as a result of higher shipment volumes. Fuel costs decreased 29% during the nine months of 2010 due to a lower average price per gallon of diesel fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in the third quarter of 2010 and a negative impact to operating income in the nine months of 2010. Rent expense decreased 15% in the third quarter of 2010 and 17% in the nine months of 2010 due to the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009. Other operating expense decreased 3% in the third quarter of 2010 and 16% in the nine months of 2010 due to the impact of the transfer of employees from the FedEx Freight segment to FedEx Services and FCIS during the first quarter of 2010.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.5 billion at February 28, 2010, compared to $2.3 billion at May 31, 2009. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2010	2009
Operating activities:
Net income	$765	$974
Noncash charges and credits	1,833	1,756
Changes in assets and liabilities	(690)	(509)

Cash provided by operating activities	1,908	2,221

Investing activities:
Capital expenditures and other	(1,950)	(1,952)

Cash used in investing activities	(1,950)	(1,952)

Financing activities:
Proceeds from debt issuances	—	1,000
Principal payments on debt	(632)	(1)
Dividends paid	(103)	(103)
Proceeds from stock issuances	36	10
Other	(7)	(6)

Cash (used in) provided by financing activities	(706)	900

Effect of exchange rate changes on cash	5	(35)

Net (decrease) increase in cash and cash equivalents	$(743)	$1,134

Cash Provided by Operating Activities. Cash flows from operating activities decreased $313 million in the nine months of 2010 primarily due to reduced income partially offset by the receipt of income tax refunds of $276 million. We made contributions of $731 million to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) during the nine months of 2010, including $495 million in tax-deductible voluntary contributions. In March 2010, we made additional quarterly contributions of $117 million to our U.S. Retirement Plans. We made tax-deductible voluntary contributions of $483 million to our U.S. Retirement Plans during the nine months of 2009.
Cash Used in Investing Activities. Capital expenditures during the nine months of 2010 were slightly lower largely due to decreased spending at FedEx Ground and the FedEx Freight segment. See “Capital Resources” for a discussion of capital expenditures during 2010 and 2009.
Debt Financing Activities. We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. During the first quarter of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering. During the nine months of 2010, we made principal payments in the amount of $132 million related to capital lease obligations.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at February 28, 2010. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of February 28, 2010, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

Dividends. We paid cash dividends of $103 million in the nine months of 2010 and 2009. On February 15, 2010, our Board of Directors declared a dividend of $0.11 per share of common stock. The dividend will be paid on April 1, 2010 to stockholders of record as of the close of business on March 11, 2010. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
The following table compares capital expenditures by asset category and reportable segment for the three- and nine-month periods ended February 28 (in millions):

					Percent Change
					2010/2009
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2010	2009	2010	2009	Ended	Ended
Aircraft and related equipment	$158	$233	$1,018	$759	(32)	34
Facilities and sort equipment	138	200	491	595	(31)	(17)
Information and technology investments	77	73	192	214	5	(10)
Vehicles	32	53	193	284	(40)	(32)
Other equipment	27	41	87	135	(34)	(36)

Total capital expenditures	$432	$600	$1,981	$1,987	(28)	—

FedEx Express segment	226	334	1,245	1,088	(32)	14
FedEx Ground segment	87	163	303	512	(47)	(41)
FedEx Freight segment	28	58	200	215	(52)	(7)
FedEx Services segment	91	45	233	172	102	35

Total capital expenditures	$432	$600	$1,981	$1,987	(28)	—

Capital expenditures during the nine months of 2010 were slightly lower than the prior-year period primarily due to decreased spending at FedEx Ground and the FedEx Freight segment for facilities and sort equipment. Lower spending on vehicles at FedEx Ground also contributed to the decrease in spending for the nine months of 2010. Increased spending for aircraft and related equipment at FedEx Express (described below) and increased spending at FedEx Services for information technology facility expansions and projects partially offset the decrease in capital expenditures for the nine months of 2010. Aircraft and related equipment purchases at FedEx Express during the nine months of 2010 included three new B777Fs, the first of which entered revenue service during the second quarter of 2010.
LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Although we expect higher capital expenditures in 2010, we anticipate that our cash flow from operations will exceed our capital expenditures. We are closely managing our capital spending based on current and anticipated volume levels and will defer or limit capital additions where economically feasible, while continuing to invest strategically for future growth. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. However, we still have access to credit through global credit markets.

Our capital expenditures are expected to be approximately $2.9 billion in 2010 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at the FedEx Freight segment. This is an increase from our previous estimate due to additional investments in B777F aircraft. We also continue to invest in productivity-enhancing technologies. We invested $1.0 billion in aircraft and aircraft-related equipment in the nine months of 2010 and expect to invest an additional $504 million for aircraft and aircraft-related equipment for the remainder of 2010 at FedEx Express. Aircraft-related capital outlays include the new B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft type they are replacing. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
As noted above, during the nine months of 2010, we made $731 million in contributions to our U.S. Retirement Plans. Also, in March 2010, we made $117 million in quarterly contributions to our U.S. Retirement Plans. We do not expect to make any additional contributions to these plans during the fourth quarter of 2010. Our U.S. Retirement Plans have ample funds to meet expected benefit payments.
During 2010, our pension plan asset performance has been strong and we do not expect a significant increase in funding requirements in 2011. However, due to an anticipated lower discount rate, a substantial year-over-year increase in our pension expense in 2011 is likely based on current conditions.
Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook as “stable.” During the third quarter of 2010, Moody’s Investors Service reaffirmed our senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2 and raised our ratings outlook to “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt ratings drop below investment grade, our access to financing may become limited.
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of February 28, 2010. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2010. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2010 (1)	2011	2012	2013	2014	Thereafter	Total
Operating activities:
Operating leases	$431	$1,746	$1,556	$1,402	$1,240	$7,650	$14,025
Non-capital purchase obligations and other	97	228	166	65	14	126	696
Interest on long-term debt	12	144	125	98	97	1,815	2,291
Quarterly contributions to our U.S. Retirement Plans	117	—	—	—	—	—	117

Investing activities:
Aircraft and aircraft-related capital commitments	153	836	595	384	466	1,923	4,357
Other capital purchase obligations	7	2	1	—	—	—	10

Financing activities:
Debt	—	250	—	300	250	989	1,789
Capital lease obligations	24	20	8	119	1	16	188

Total	$841	$3,226	$2,451	$2,368	$2,068	$12,519	$23,473

(1)	Cash obligations for the remainder of 2010.
We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above. In addition, we have historically made voluntary tax-deductible contributions to our U.S. Retirement Plans. These amounts have not been legally required and therefore are not reflected in the table above. However, included in the table above are anticipated quarterly contributions totaling $117 million for the remainder of 2010 (which was paid in March 2010).
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
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2010.
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
Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability for uncertain tax positions of $1 million. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($70 million) is excluded from the table.

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
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2010, we have scheduled debt payments of $24 million, which includes principal and interest payments on capital leases.
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
Weak global economic conditions, despite a recent modest improvement, have had a negative impact on our overall earnings and the profitability of our reporting units during 2010. However, we do not believe this indicates that a reevaluation of the goodwill of our reporting units is required as of February 28, 2010. There is an increased risk, however, that we could record a noncash impairment charge relating to goodwill during the fourth quarter of 2010 in connection with our annual impairment tests at our FedEx Freight segment, where economic recovery has lagged our package businesses due to excess capacity in the LTL freight market. We currently have $621 million of goodwill attributable to our FedEx Freight segment.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of February 28, 2010, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations has been more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first nine months of 2010, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2009; however, this weakening did not have a material effect on our results of operations.
While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our variable fuel surcharges. However, our fuel surcharges for FedEx Express and FedEx Ground have a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 5% for FedEx Ground before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges.
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
As previously disclosed, FedEx has Management Retention Agreements (“MRAs”) with each of its executive officers. On March 18, 2010, upon approval by FedEx’s Board of Directors, these MRAs were amended, among other things, to:
•	Shorten the term of the executive officer’s employment agreement established upon a change of control from three years to two years;
•	Provide that during the post-change-of-control employment period the executive officer will be guaranteed the same annual incentive compensation opportunities, but will no longer be guaranteed annual incentive compensation payout amounts;
•	Reduce the amount of a lump sum cash payment made to the executive officer in the event of a qualifying termination from (a) the sum of (i) three times annual base salary plus three times target annual incentive compensation plus three times target long-term incentive compensation and (ii) prorated target annual bonus and prorated target payments under all long-term incentive plans in effect and (iii) the excess of the actuarial present value of pension benefits as of the date of termination assuming an additional 36 months of age and service over the actuarial present value of what was actually earned as of the date of termination to (b) two times annual base salary plus two times target annual incentive compensation;
•	Provide that upon a qualifying termination the executive officer is entitled to 18 months of continued coverage of medical, dental and vision benefits, rather than the previous lump sum cash payment equal to 36 months of full benefits coverage; and
•	Eliminate FedEx’s agreement to pay the excise taxes incurred by the executive officer for any payments, distributions or other benefits received or deemed received by the officer from FedEx.
The foregoing summary of the amendments to the MRAs is qualified in its entirety by reference to the text of the form of revised MRA dated March 18, 2010. The form of revised MRA dated March 18, 2010, and a copy marked to show changes from the prior form of MRA, are attached hereto as Exhibits 10.5 and 10.6, respectively, and are incorporated by reference herein.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.3	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards.

10.6	Black-lined version of form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards, marked to show revisions.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: March 19, 2010	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.3	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards.

10.6	Black-lined version of form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards, marked to show revisions.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1