Form 10-K
period 2010-05-31
FEDEX CORP
filed 2010-07-15
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2009, was approximately $24.7 billion. The Registrant has no non-voting stock.
As of July 12, 2010, 314,540,141 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2010 annual meeting of stockholders to be held on September 27, 2010 are incorporated by reference in response to Part III of this Report.

PART I
ITEM 1. BUSINESS
Overview
FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in four reportable business segments:
•	FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding, and FedEx SupplyChain Systems, Inc., which offers a range of supply chain solutions.
•	FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading provider of small-package ground delivery service. FedEx Ground provides low-cost, day-certain service to every business address in the United States and Canada, as well as residential delivery to nearly 100% of U.S. residences through its FedEx Home Delivery service. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service or Canada Post Corporation for final delivery to any residential address or PO Box in the United States and Canada.
•	FedEx Freight: FedEx Freight Corporation is a leading U.S. provider of less-than-truckload (“LTL”) freight services through its FedEx Freight business (fast-transit LTL freight services) and its FedEx National LTL business (economical LTL freight services). The FedEx Freight segment also includes FedEx Freight Canada, which offers freight delivery service throughout Canada, and FedEx Custom Critical, Inc., North America’s largest time-specific, critical shipment carrier.
•	FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides our other companies with sales, marketing and information technology support, as well as customer service support through FedEx Customer Information Services, Inc. The FedEx Services segment also includes FedEx Office and Print Services, Inc. (“FedEx Office”), which provides an array of printing and business services and retail access to FedEx Express and FedEx Ground services.
For financial information concerning our reportable business segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.
Our Web site is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our Web site. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our Web site, as soon as reasonably practicable after they are filed with or furnished to the SEC. These and other SEC filings are available through the Investor Relations page of our Web site, the address of which is http://www.fedex.com/us/investorrelations. The information on our Web site, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

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
Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate. For example, to accommodate recent and anticipated international growth at FedEx Express, we are adding flights, purchasing aircraft and improving services to and from Asia, Europe and Latin America based on the long-term growth prospects of these regions. We have agreed, subject to certain conditions, to purchase a total of 38 Boeing 777 Freighter (“B777F”)

aircraft, a new high-capacity, long-range airplane, six of which have already been delivered. We also hold an option to purchase an additional 15 B777F aircraft. The B777F enables us to fly between major world markets with lower operating costs, more freight and in less time than before, allowing later cut-off times for customers in these markets to drop off their shipments. In addition, we continue to expand network capacity at our growing FedEx Ground segment.
The following four trends have driven world commerce and shaped the global marketplace, and despite the uncertainty of the current economic environment, we believe they will continue to do so over the long term:
•	Increase in High-Tech and High-Value-Added Businesses: High-tech and high-value-added goods have increased as a percentage of total economic output, and our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.
•	Globalization: As the world’s economy has become more fully integrated, companies are sourcing and selling globally. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities.
•	Supply Chain Acceleration: As the economy has become increasingly global, it has also become more fast-paced, and companies of all sizes now depend on the delivery of just-in-time inventory to help them compete. We have taken advantage of the move toward faster, more efficient supply chains by helping customers obtain near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.
•	Growth of E-Commerce: E-commerce acts as a catalyst for the other three trends and is a vital growth engine for businesses, as the Internet is increasingly being used to purchase goods and services. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce.
These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward stronger long-term growth, productivity and profitability. To this end, we are investing in long-term strategic projects focused on expanding our global networks to accommodate future volume growth and increase customer convenience, such as investments in B777F aircraft. We also continue to broaden and more effectively bundle our portfolio of services in response to the needs and desires of our customers. For example, in 2010, we:
•	Enhanced FedEx Express overnight services between Asia and Europe, with the introduction of a new next-business-day service connecting mainland China, Hong Kong and Singapore with France and Germany, and expanded FedEx International Economy and FedEx International Economy Freight services to more parts of the world.
•	Initiated an aggressive plan to expand the global freight forwarding presence of FedEx Trade Networks — by opening additional facilities (over two dozen new freight forwarding offices have already been opened) and establishing new alliances throughout the world.

•	Introduced FedEx SmartPost Returns Services, which provides a convenient way for consumers to return merchandise back to retailers using the U.S. Postal Service for package pickup.
•	Began offering U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (over 900 locations). These additional staffed drop-off locations complement our existing retail network, including our FedEx Office centers, and further expand customer access to our services.
Reputation and Responsibility
By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2010, FedEx ranked 13th in FORTUNE magazine’s “World’s Most Admired Companies” list — the ninth consecutive year we have been ranked in the top 20 on the list. In addition, FedEx continued to rank highest in customer satisfaction in the University of Michigan Business School National Quality Research Center’s American Customer Satisfaction Index in the express delivery category.
FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in global citizenship. We understand that a sustainable global business is tied to our global citizenship, and we are committed to connecting the world responsibly and resourcefully. During 2010, we published an update to our inaugural global citizenship report (available at http://csr.fedex.com). These reports describe how we think about our responsibilities in the area of global citizenship and include important goals and metrics that demonstrate our commitment to fulfilling these responsibilities.
Our People
Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2010, we were listed among FORTUNE’s “100 Best Companies to Work for in America” — a list that we have made in 12 of the past 13 years — and Black Enterprise magazine’s “40 Best Companies for Diversity” — a list that we have made every year since its inception. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 280,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.
Our Community
FedEx is committed to causes that help improve the communities where we live and work worldwide. We leverage our infrastructure, our people and our philanthropic resources to help these communities achieve their goals. As an example, we believe that the United Way of America offers one of the most effective and efficient ways of meeting community needs and have supported the annual United Way fundraising campaign since 1975. In addition to corporate philanthropy and employee volunteerism, we maintain relationships with charitable organizations that enable us to have a strategic impact in key areas, including disaster relief (American Red Cross, Salvation Army and Heart to Heart International), pedestrian safety (Safe Kids Worldwide), education (Teach for America and Junior Achievement) and diversity. We support minority access to higher education by funding scholarships and are a major sponsor of the National Civil Rights Museum. For additional information on our community involvement and disaster relief efforts, see http://csr.fedex.com.

The Environment
In furtherance of our commitment to protecting the environment, we have set long-term goals to reduce aircraft emissions by 20 percent by 2020 on an emissions per available-ton-mile basis, increase FedEx Express vehicle efficiency by 20 percent by 2020, and expand on-site renewable energy generation and procurement of renewable energy credits. To meet our future international operational needs, as discussed above, we have selected and are beginning to add to our aircraft fleet the more fuel-efficient B777F. In addition, we are retiring and replacing older Boeing 727s with more fuel-efficient and quieter Boeing 757s. The use of newer and more fuel efficient aircraft is reducing our greenhouse gas emissions and airport noise and increasing our jet fuel efficiency. Our hybrid electric delivery fleet is the largest in our industry and has logged more than five million miles of revenue service. Our solar power generation systems represent another step we are taking toward progressive environmental stewardship and resource sustainability. We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling, pollution prevention and the use of copy paper with a high recycled content. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.
Governance
FedEx has an independent Board of Directors committed to the highest quality corporate governance. Within the past few years, we have added a number of highly qualified, independent directors to the Board, including: Steven R. Loranger, the CEO of ITT Corporation; Gary W. Loveman, the CEO of Harrah’s Entertainment; Ambassador Susan C. Schwab, former U.S. Trade Representative; and David P. Steiner, the CEO of Waste Management. Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, in light of best practices and makes whatever changes are necessary to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available in the corporate governance section of the Investor Relations page of our Web site at http://www.fedex.com/us/investorrelations. We will post in the corporate governance section of the Investor Relations page of our Web site information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required.
Business Segments
The following describes in more detail the operations of each of our reportable segments:
FedEx Express Segment
FedEx Express
Overview
FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express offers time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 141,000 employees and has approximately 59,000 drop-off locations (including FedEx Office centers), 664 aircraft and approximately 49,000 vehicles and trailers in its integrated global network.

Services
FedEx Express offers a wide range of shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to virtually the entire United States population. FedEx Express offers three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers U.S. express and deferred freight services backed by money-back guarantees to handle the needs of the time-definite global freight market.
International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx Express also offers comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.
For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Technology.”
International Expansion
We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe and Latin America.
We began serving mainland China in 1984, and since that time, we have expanded our service to cover more than 400 cities across the country. Within the past few years, we have taken several important actions that increase our presence there and bolster our leadership in the global air cargo industry:
•	In 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new hub assumed and expanded the activities of our previous hub in Subic Bay, Philippines. The new hub better serves our global customers doing business in and with the China and Asia-Pacific markets.
•	In 2007, we initiated time-certain domestic delivery service in mainland China. Our China domestic network relies on a hub-and-spoke system centered at the Hangzhou Xiaoshan International Airport, located in East China’s Zhejiang Province, and an extensive ground network.
In addition to the aircraft purchases and service enhancements discussed earlier, in support of our international operations, we recently expanded and substantially increased capacity at our European hub at Roissy-Charles de Gaulle Airport in Paris, France, and at our bonded warehouse at Guadalajara International Airport in Jalisco, Mexico. To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements. In 2010, we began offering a new technology solution, named FedEx Electronic Trade Documents, to automate and simplify the preparation and submission of customs documentation.

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
Pricing
FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Office or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Office or FedEx Authorized ShipCenter location. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.
FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2010 was based on the average spot price for jet fuel published for April 2010. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2010 — 6%; 2009 — 17%; and 2008 — 17%. These percentages reflect certain fuel surcharge reductions that are associated with our annual base rate increases.
Operations
FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland, Fort Worth and Greensboro and major metropolitan sorting facilities in Los Angeles and Chicago.
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
Fuel Supplies and Costs
During 2010, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”
The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

	Total Cost	Percentage of Consolidated
Fiscal Year	(in millions)	Revenues
2010	$2,342	6.7%
2009	2,932	8.3
2008	3,396	8.9
2007	2,639	7.5
2006	2,497	7.7
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
Employees
David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2010, FedEx Express employed approximately 93,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 16% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 27% of all employees. FedEx Express believes its relationship with its employees is excellent.

The pilots of FedEx Express, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a four-year collective bargaining agreement that will become amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot predict the outcome of these negotiations or estimate the impact, if any, that such outcome may have on our operating costs.
Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.
FedEx Trade Networks
FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. During 2010, FedEx Trade Networks initiated an aggressive plan to expand its global freight forwarding presence — by opening additional facilities (over two dozen new freight forwarding offices have already been opened) and establishing new alliances throughout the world. FedEx Trade Networks provides customs clearance services for FedEx Express at its major hub facilities. Value-added services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for over 100 customs areas worldwide. FedEx Trade Networks has approximately 3,500 employees and 120 offices in 95 service locations throughout North America and in Asia, Europe, the Middle East and Latin America. Other offices are maintained through dedicated agents.
FedEx SupplyChain Systems
Effective September 1, 2009, FedEx SupplyChain Systems (formerly known as FedEx Global Supply Chain Services and formerly included in the FedEx Services segment) was reorganized as part of the FedEx Express segment. The company offers a range of supply chain solutions, including critical inventory logistics, transportation management, fulfillment and fleet services. The company focuses on information technology-sensitive business to meet the needs of its customers and to drive transportation business to other FedEx operating companies.
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

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. For example, during the most recent two-year period, FedEx Ground has reduced the transit times of approximately 7,000 of its lanes. FedEx Ground’s ongoing network expansion program is substantially increasing the company’s daily pick-up capacity through the addition of new hubs featuring the latest automated sorting technology, the expansion of existing hubs, and the expansion or relocation of other existing facilities.
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
Pricing
FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Office center or FedEx Authorized ShipCenter.
FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2010 was based on the average diesel fuel price published for April 2010. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.
Operations
FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 520 facilities, including 32 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 26,300 owner-operated vehicles and 30,400 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.
Advanced automated sorting technology is used to streamline the handling of millions of packages daily. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx Web site, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.
As of May 31, 2010, FedEx Ground had approximately 44,900 employees and 12,100 independent contractors. David F. Rebholz is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS and the U.S. Postal Service.
Evolution of Independent Contractor Model
FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Although FedEx Ground believes its relationship with its independent contractors is generally excellent, the company is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of the contractors is at issue. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 16 of the accompanying consolidated financial statements.
FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example:
•	FedEx Ground has an ongoing nationwide program to provide greater incentives to contractors who choose to grow their businesses by adding routes.
•	In New Hampshire and Maryland, because of state-specific legal and regulatory issues, FedEx Ground has implemented its Independent Service Provider (“ISP”) model, which requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract. FedEx Ground is transitioning to the ISP model in Tennessee, Illinois, Massachusetts, Minnesota, Rhode Island and Vermont during 2011 and, based upon the success of this model, may in the company’s ordinary course transition to it in other states as well.
•	Because of state-specific legal and regulatory issues, FedEx Ground is requiring its contractors to (i) be organized as corporations registered and in good standing under applicable state law, and (ii) treat their personnel who provide services under their operating agreement with FedEx Ground as their employees. While many contractors already satisfy these requirements, other contractors will be required to meet these requirements prior to renewal of their contract, and special incentives are being offered to those who adopt the change and meet the requirements by the end of February 2011.
•	As of May 31, 2010, two thirds of all FedEx Ground service areas nationwide were supported by multiple-route contractors, which comprise approximately 39% of all FedEx Ground pickup-and-delivery contractors.

FedEx SmartPost
FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the U.S. Postal Service for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a U.S. Postal Service facility for final delivery by a postal carrier. Through its network of 25 distribution hubs and approximately 4,500 employees, FedEx SmartPost provides delivery Monday through Saturday to all residential addresses in the U.S., including PO Boxes and military destinations. FedEx SmartPost also provides service into Canada for U.S. shippers by using the residential delivery capabilities of the Canada Post Corporation. This service (known as FedEx SmartPost International) is available to all residential addresses, including PO Boxes, in Canada and includes around-the-clock shipment tracking status updates via fedex.com.
FedEx Freight Segment
FedEx Freight Corporation
FedEx Freight Corporation provides a full range of LTL freight services through its FedEx Freight (fast-transit LTL freight services), FedEx National LTL (economical LTL freight services) and FedEx Freight Canada businesses, and is known for its exceptional service, reliability and on-time performance.
Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually all U.S. ZIP Codes (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight’s services are supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight Canada offers freight delivery service throughout Canada, and FedEx Freight serves Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation. FedEx National LTL provides economical service options for the LTL freight market segment.
FedEx Freight specializes in fast-cycle distribution and provides tailored shipping solutions to help shippers meet tight deadlines. Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times or after-hours pickup or delivery. FedEx Freight’s fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information. The FedEx Freight Advance Notice service feature uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. The FedEx Freight A.M. service offers freight delivery by 10:30 a.m. backed by a money-back guarantee. FedEx Freight and FedEx National LTL have an indexed fuel surcharge, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.
As of May 31, 2010, FedEx Freight Corporation was operating approximately 60,000 vehicles and trailers from a network of 492 service centers, and the FedEx Freight segment had approximately 34,000 employees. William J. Logue is the President and Chief Executive Officer of FedEx Freight Corporation, which is based in Memphis, Tennessee. FedEx Freight’s primary multiregional LTL freight competitors are Con-Way Freight, a subsidiary of Con-way Inc., YRC Regional Transportation, a division of YRC Worldwide Inc., and UPS Freight. FedEx National LTL’s primary LTL freight competitors are YRC National Transportation, a division of YRC Worldwide Inc., and ABF Freight System, Inc.

FedEx Custom Critical
FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its divisions are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited LTL shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; White Glove Services, for shipments that require extra care in handling, temperature control or specialized security; and FedEx Truckload Brokerage, which provides freight brokerage solutions within the United States and into and out of Canada and Mexico. Service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the company’s Shipping Toolkit, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,400 vehicles, operated by owner-operators and their drivers, which are dispatched out of approximately 150 geographically-based staging areas.
FedEx Services Segment
FedEx Services
FedEx Services provides our other companies with sales, marketing, information technology and customer service support. Through FedEx Services and its subsidiary FedEx Customer Information Services, Inc., we provide a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.
T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2010, the FedEx Services segment had approximately 37,100 employees (including 18,700 at FedEx Office).
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
The fedex.com Web site was launched over fifteen years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. The advanced tracking capability within My FedEx provides customers with a consolidated view of inbound, outbound and third-party shipments. FedEx Desktop provides customers the benefit of working offline and having real-time shipment updates sent directly to their computer desktop.
FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry, and includes enhanced support for Apple products, such as the iPhone, iPod Touch and iPad. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location data for FedEx shipments. FedEx also uses wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

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
FedEx Office
FedEx Office’s global network of digitally-connected locations offers access to copying and digital printing through retail and Web-based platforms, signs and graphics, professional finishing, computer rentals, and the full range of FedEx day-definite ground shipping and time-definite global express shipping services.

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
As of May 31, 2010, FedEx Office operated approximately 1,950 locations, including 135 locations in seven foreign countries, as well as 30 commercial production centers. FedEx Office is headquartered in Dallas, Texas.
Trademarks
The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx SupplyChain Systems, FedEx Customer Information Services, FedEx National LTL, FedEx Trade Networks, FedEx SmartPost and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.
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

FedEx Express participates in the Civil Reserve Air Fleet (“CRAF”) program. Under this program, the U.S. Department of Defense may requisition for military use certain of FedEx Express’s wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx Express is entitled to bid on peacetime military cargo charter business. FedEx Express, together with a consortium of other carriers, currently contracts with the U.S. Government for such charter flights.
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
Like other interstate motor carriers, our operations, including those at FedEx Express, are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.
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
Our operations within foreign countries, such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, in 2009, the Chinese government adopted postal regulation that excludes foreign-invested companies such as FedEx from competing in the mainland China domestic document delivery market.
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
Labor. All U.S. employees at FedEx Express are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the United States at most of our companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.
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

ITEM 1A. RISK FACTORS
We present information about our risk factors on pages 71 through 75 of this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
FedEx Express Segment
FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2010, FedEx Express’s aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft) (1)

Boeing B777F	6	0	6	(2)	178,000
Boeing MD11	33	26	59		164,200
Boeing MD10-30 (3)	10	5	15		114,200
Boeing DC10-30	0	2	2	(4)	114,200
Boeing MD10-10 (3)	58	0	58		108,700
Airbus A300-600	35	36	71		85,600
Airbus A310-200/300	43	6	49		61,900
Boeing B757-200	36	0	36	(5)	45,800
Boeing B727-200	75	2	77		38,200
ATR 72-202/212	13	0	13		14,660
ATR 42-300/320	26	0	26		10,880
Cessna 208B	242	0	242		2,500
Cessna 208A	10	0	10		1,900

Total	587	77	664

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	Includes two aircraft not currently in operation and awaiting completion of modification.

(3)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(4)	Not currently in operation and awaiting conversion to MD10 configuration.

(5)	Includes 14 aircraft not currently in operation and awaiting completion of modification.

•	The B777s are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any aircraft we operate.
•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s or MD10s.
•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express’s cargo requirements.
•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.
•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.
•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.
•	The B727s are three-engine, narrow-bodied aircraft configured for cargo service.
•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.
An inventory of spare engines and parts is maintained for each aircraft type.
In addition, FedEx Express “wet leases” 46 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports primarily outside the U.S. served by FedEx Express’s larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express’s wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2010, FedEx Express operated approximately 49,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2010, with the year of expected delivery:

	B757	B777F(1)	ATR 72	Total

2011	16	4	8	28
2012	8	5	—	13
2013	—	5	—	5
2014	—	3	—	3
2015	—	3	—	3
Thereafter	—	10	—	10

Total	24	30	8	62

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA. Also, subsequent to May 31, 2010, we entered into an agreement replacing the previously disclosed non-binding letter of intent with another party to acquire two additional B777Fs and expect to take delivery of these aircraft in 2011. These aircraft are not included in the table above.
As of May 31, 2010, deposits and progress payments of $437 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 15 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2010, FedEx Express operated the following major sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour) (1)	Lessor	Year

National
Memphis, Tennessee	518	3,450,000	465,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	335	2,509,000	212,000	Indianapolis Airport Authority	2028

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2011

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	51	419,000	52,000	City of Chicago	2028

Los Angeles, California	34	305,000	57,000	City of Los Angeles	Month-to-month/2025 (5)

International
Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	63,000	Aeroports de Paris	2029

Guangzhou, China (4)	155	882,000	61,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for sorting and handling facility (23 acres) is month-to-month, and lease for ramp expansion (11 acres) expires in 2025.

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
FedEx Express has additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Stansted Airport outside London, and Pearson Airport in Toronto. FedEx Express also has a substantial presence at airports in Hong Kong; Taiwan; Dubai; Frankfurt; and Miami. FedEx Express is constructing a state-of-the-art, solar-electric sorting-and-handling facility in Germany at the Cologne/Bonn airport and intends to relocate the Frankfurt operations there, beginning later this calendar year.
Administrative and Other Properties and Facilities
The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. FedEx Express also leases 34 facilities in the Memphis area for administrative offices and warehouses.
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
As of May 31, 2010, FedEx Express had approximately 46,000 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2010, FedEx Express also had approximately 13,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, FedEx Express had approximately 4,000 drop-off locations.
FedEx Ground Segment
FedEx Ground’s corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2010, FedEx Ground had approximately 30,400 company-owned trailers and owned or leased 520 facilities, including 32 hubs. In addition, approximately 26,300 owner-operated vehicles support FedEx Ground’s business. Of the 320 facilities that support FedEx Home Delivery, 225 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 32 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 325,000 square feet and range in size from 54,000 to 715,000 square feet.
FedEx Freight Segment
FedEx Freight Corporation’s corporate headquarters are located in Memphis, Tennessee. Administrative offices for the FedEx Freight business are in Harrison, Arkansas, and for the FedEx National LTL business are in Lakeland, Florida. As of May 31, 2010, FedEx Freight Corporation operated approximately 60,000 vehicles and trailers and 492 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 850 to 221,300 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment
FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services and FedEx Express lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2010, FedEx Office operated approximately 1,950 locations, including 135 locations in seven foreign countries, as well as 30 commercial production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 4,000 square feet in size. We have a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (over 900 locations).
ITEM 3. LEGAL PROCEEDINGS
FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 16 of the accompanying consolidated financial statements.
As described below, we have received requests for information from various governmental agencies over the past four years related to possible anti-competitive behavior in several freight transportation segments. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
In June 2006, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requesting certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. In December 2007, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the DOJ into possible anti-competitive behavior in the international freight forwarding industry. In March 2008, we received an additional subpoena from the DOJ relating to its investigation of the international freight forwarding industry. In July 2008, we received a notice from the Korea Fair Trade Commission (“KFTC”) requesting certain information and documents in connection with the KFTC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in South Korea. In May 2010, the KFTC determined that we were not culpable. The DOJ and ACCC investigations are ongoing.

ITEM 4. RESERVED
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	65	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	56	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	51	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores, and as a director of First Horizon National Corporation, a financial services holding company.

Name and Office	Age	Positions and Offices Held and Business Experience

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	54	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Renasant Corporation, a financial services holding company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	56	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

William J. Logue President and Chief Executive Officer, FedEx Freight Corporation	52	President and Chief Executive Officer of FedEx Freight Corporation since March 2010; President of FedEx Freight Corporation from December 2009 to February 2010; Executive Vice President and Chief Operating Officer — U.S. of FedEx Express from March 2008 to November 2009; Executive Vice President — U.S. Operations and System Support of FedEx Express from September 2006 to March 2008; Senior Vice President — U.S. Operations of FedEx Express from August 2004 to September 2006; Senior Vice President — Air-Ground and Freight Services of FedEx Express from 1999 to August 2004; Vice President — National Hub Operations, Memphis Hub of FedEx Express from 1995 to 1999; and various operations management positions with FedEx Express from 1989 to 1995.

Name and Office	Age	Positions and Offices Held and Business Experience

David F. Rebholz President and Chief Executive Officer, FedEx Ground	57	President and Chief Executive Officer of FedEx Ground since January 2007; President of FedEx Ground from September 2006 to January 2007; Executive Vice President — Operations & Systems Support of FedEx Express from December 1999 to September 2006; Senior Vice President — U.S. of FedEx Express from January 1997 to November 1999; Senior Vice President —Sales & Customer Service of FedEx Express from June 1993 to December 1996; Vice President — Regional Operations of FedEx Express from October 1991 to June 1993; Vice President — Customer Services of FedEx Express from December 1988 to October 1991; and various other positions with FedEx Express from 1976 to 1988.

Christine P. Richards Executive Vice President, General Counsel and Secretary	55	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 12, 2010, there were 14,926 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2010
First Quarter	$70.27	$49.76	$0.11
Second Quarter	85.43	68.06	0.11
Third Quarter	92.59	75.17	0.11
Fourth Quarter	97.75	78.29	0.11

Fiscal Year Ended May 31, 2009
First Quarter	$93.69	$71.33	$0.11
Second Quarter	96.65	53.90	0.11
Third Quarter	76.94	42.37	0.11
Fourth Quarter	62.16	34.02	0.11
FedEx also paid a cash dividend on July 1, 2010 ($0.12 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.
The following table provides information on FedEx’s repurchases of its common stock during the fourth quarter of 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
			Publicly	Under the
	Total Number of	Average Price	Announced	Programs
Period	Shares Purchased	Paid per Share	Programs	(in millions)
Mar. 1-31, 2010	42,000	$90.16	42,000	5.708
Apr. 1-30, 2010	—	—	—	5.708
May 1-31, 2010	—	—	—	5.708
Total	42,000	$90.16	42,000	—

All of the shares repurchased during the fourth quarter of 2010 were used to grant restricted stock awards under our equity compensation program. The repurchases were made under share repurchase programs that were approved by our Board of Directors and announced in calendar years 1999, 2001, 2002 and 2004 and through which FedEx was authorized to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 30 million shares of its common stock. A total of 5.708 million shares remain authorized for purchase under these share repurchase programs, which are the only such programs that currently exist. These programs do not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA
Selected financial data as of and for the five years ended May 31, 2010 is presented on page 124 of this Annual Report on Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Management’s discussion and analysis of results of operations and financial condition is presented on pages 36 through 75 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 123 of this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2010 thereon, are presented on pages 78 through 122 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 76 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 77 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on September 27, 2010, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”
ITEM 11. EXECUTIVE COMPENSATION
Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on September 27, 2010, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on September 27, 2010, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on September 27, 2010, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees for services provided by Ernst & Young LLP during 2010 and 2009 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on September 27, 2010, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2010 thereon, are listed on pages 34 through 35 and presented on pages 78 through 122 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 15, 2010 thereon, is presented on pages 125 through 126 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-7 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 15, 2010	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2010

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 15, 2010

/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 15, 2010

/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 15, 2010

/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 15, 2010

/s/ JUDITH L. ESTRIN * Judith L. Estrin	Director	July 15, 2010

/s/ J. R. HYDE, III * J. R. Hyde, III	Director	July 15, 2010

/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 15, 2010

Signature	Capacity	Date

/s/ STEVEN R. LORANGER * Steven R. Loranger	Director	July 15, 2010

/s/ GARY W. LOVEMAN * Gary W. Loveman	Director	July 15, 2010

/s/ SUSAN C. SCHWAB * Susan C. Schwab	Director	July 15, 2010

/s/ JOSHUA I. SMITH * Joshua I. Smith	Director	July 15, 2010

/s/ DAVID P. STEINER * David P. Steiner	Director	July 15, 2010

/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 15, 2010

*By:	/s/ JOHN L. MERINO John L. Merino	July 15, 2010
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
ORGANIZATION OF INFORMATION
Our MD&A is comprised of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:
•	Results of Operations includes an overview of our consolidated 2010 results compared to 2009, and 2009 results compared to 2008. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2011.
•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2011) for each of our reportable transportation segments.
•	Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flow statements and our financial commitments.
•	We conclude with a discussion of the critical accounting estimates that we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.
DESCRIPTION OF BUSINESS
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing, information technology and customer service support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

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
The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume.
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2010 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.
RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2010	2009 (1)	2008 (2)	2010/2009		2009/2008
Revenues	$34,734	$35,497	$37,953	(2)		(6)

Operating income	1,998	747	2,075	167		(64)

Operating margin	5.8%	2.1%	5.5%	370	bp	(340	)bp

Net income	$1,184	$98	$1,125	NM		(91)

Diluted earnings per share	$3.76	$0.31	$3.60	NM		(91)

(1)	Operating expenses include charges of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share), primarily related to impairment charges associated with goodwill and aircraft (described below).

(2)	Operating expenses include a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share), predominantly related to impairment charges associated with intangible assets from the FedEx Office acquisition (described below).

The following table shows changes in revenues and operating income by reportable segment for 2010 compared to 2009, and 2009 compared to 2008 (dollars in millions):

	Revenues				Operating Income
	Dollar Change		Percent Change		Dollar Change		Percent Change
	2010/	2009/	2010/	2009/	2010/	2009/	2010/	2009/
	2009	2008	2009	2008	2009	2008	2009	2008
FedEx Express segment(1)	$(809)	$(2,057)	(4)	(8)	$333	$(1,107)	42	(58)
FedEx Ground segment	392	296	6	4	217	71	27	10
FedEx Freight segment(2)	(94)	(519)	(2)	(11)	(109)	(373)	(248)	(113)
FedEx Services segment(3)	(207)	(161)	(10)	(8)	810	81	100	9
Other and eliminations	(45)	(15)	NM	NM	—	—	—	—

	$(763)	$(2,456)	(2)	(6)	$1,251	$(1,328)	167	(64)

(1)	FedEx Express segment 2009 operating expenses include a charge of $260 million, primarily related to aircraft-related asset impairments.

(2)	FedEx Freight segment 2009 operating expenses include a charge of $100 million, primarily related to impairment charges associated with goodwill related to the FedEx National LTL acquisition.

(3)	FedEx Services segment 2009 operating expenses include a charge of $810 million, related to impairment charges associated with goodwill related to the FedEx Office acquisition. FedEx Services segment 2008 operating expenses include a charge of $891 million, predominantly related to impairment charges associated with intangible assets from the FedEx Office acquisition. The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.
Overview
Our results for 2010 reflect the continued impact of the global recession, which negatively impacted volumes and yields principally in the first half of the fiscal year. A gradual improvement in economic conditions during the third quarter and a strong fourth quarter performance, particularly in international shipping volumes at FedEx Express, allowed us to end 2010 with positive momentum. Although revenues declined, our earnings improved in 2010 due to the inclusion in 2009 of a $1.2 billion charge related to goodwill and other asset impairments. As the global and U.S. economies began to emerge from recession in the second half of 2010, we experienced significant volume growth across all of our transportation segments. Our FedEx Ground segment continued to grow throughout the recession, as customers opted for lower-priced ground transportation services and we continued to gain market share. Despite higher shipment volumes in 2010, our FedEx Freight segment had a difficult year resulting in an operating loss, as the pricing environment in the LTL market remained highly competitive due to excess industry capacity.
Changes in fuel surcharges and fuel prices also had a significant negative impact on our earnings year over year, particularly in the first half of 2010. In addition, our results in 2010 were impacted by costs associated with the partial reinstatement of several of our employee compensation programs as a result of improved global economic conditions. The benefits of numerous cost containment activities implemented in 2009 continued to favorably impact our 2010 results, principally in the first half of the fiscal year.
In 2009, global economic conditions deteriorated significantly, resulting in lower revenue and earnings. Our results for 2009 reflected reduced demand for most of our services. Declines in U.S. domestic volumes at FedEx Express were partially mitigated by the exit of a key competitor (DHL) from the market, as we gained approximately half of this competitor’s total U.S. domestic shipments. FedEx Express package yields and FedEx Freight LTL Group yields were negatively impacted by a more competitive pricing environment, as competitors were aggressively seeking to protect market share and sustain operations during the recession.

Our operating results for 2009 were also negatively impacted by fourth quarter charges of $1.2 billion, related primarily to the impairment of goodwill related to the Kinko’s, Inc. (now FedEx Office) and Watkins Motor Lines (now FedEx National LTL) acquisitions and certain aircraft-related assets at FedEx Express. In response to weak business conditions, we implemented several actions in 2009 to lower our cost structure, including base salary reductions for U.S. salaried personnel, a suspension of 401(k) company-matching contributions, elimination of variable compensation payouts, and significant volume-related reductions in labor hours and linehaul expenses. These cost-reduction activities partially mitigated the impact of the weak global economy on our results for 2009. Rapidly declining fuel costs during 2009 and the timing lag between such declines and adjustments to our fuel surcharges provided a significant benefit to our results, predominantly at FedEx Express and FedEx Ground.
The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected volume trends (in thousands) for the years ended May 31:

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for FedEx Express, FedEx Ground and the FedEx Freight LTL Group show selected yield trends for the years ended May 31:

(1)	Package statistics do not include the operations of FedEx SmartPost.
Revenue
Revenues decreased 2% during 2010 primarily due to yield decreases at FedEx Express and the FedEx Freight LTL Group as a result of lower fuel surcharges and a continued competitive pricing environment for our services. At FedEx Express, our weighted-average U.S. domestic and outbound fuel surcharge was 6.20% in 2010 versus 17.45% in 2009. Increased volumes at all of our transportation segments due to improved economic conditions in the second half of the fiscal year partially offset the yield decreases in 2010. At FedEx Express, International Priority (“IP”) package volume increased 10%, led by volume growth in Asia. IP freight and U.S. domestic package volume growth also contributed to the revenue increase in 2010. At the FedEx Ground segment, market share gains resulted in a 3% increase in volumes at FedEx Ground and a 48% increase in volumes at FedEx SmartPost during 2010. At the FedEx Freight LTL Group, discounted pricing drove an increase in average daily LTL freight shipments, but also resulted in significant yield declines during 2010.

Revenues decreased during 2009 due to significantly lower volumes at FedEx Express and the FedEx Freight LTL Group as a result of reduced demand due to weak economic conditions and lower yields resulting from an aggressive pricing environment. At FedEx Express, U.S. domestic package and freight volumes declined and IP volume declined in every major region of the world. However, declines in U.S. domestic package volumes were partially offset by volumes gained from DHL’s exit from the U.S. market. These volume decreases were also partially offset by yield increases in FedEx Express freight services driven by higher base rates and higher fuel surcharges in the first half of 2009. FedEx Freight LTL Group volumes decreased as a result of the recession. Within our FedEx Ground segment, volumes increased during 2009 due to market share gains, including volumes gained from DHL and FedEx Express customers who chose to use our more economical ground delivery services during the recession.
Impairment and Other Charges
In 2010, we recorded a charge of $18 million for the impairment of goodwill related to the FedEx National LTL acquisition. Our operating results for 2009 included charges of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share) recorded during the fourth quarter, primarily related to the impairment of goodwill related to the FedEx Office and FedEx National LTL acquisitions and certain aircraft-related assets at FedEx Express. The key factor contributing to the goodwill impairment was a decline in FedEx Office’s and FedEx National LTL’s actual and forecasted financial performance as a result of weak economic conditions. The FedEx National LTL 2009 goodwill impairment charge was included in the results of the FedEx Freight segment. The FedEx Office 2009 goodwill impairment charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
The majority of our property and equipment impairment charges during 2009 resulted from our decision to permanently remove from service certain aircraft that we own, along with certain excess aircraft engines, at FedEx Express. This decision was the result of efforts to optimize our express network in light of excess aircraft capacity due to weak economic conditions and the delivery of newer, more fuel-efficient aircraft.
Our operating results for 2008 included a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly related to the impairment of the Kinko’s trade name and goodwill resulting from the FedEx Office acquisition.
The impairment of the Kinko’s trade name was due to the decision to minimize the use of the Kinko’s trade name and rebrand the company as FedEx Office. The goodwill impairment charge resulted from a decline in the fair value of the FedEx Office reporting unit in light of economic conditions, the unit’s recent and forecasted financial performance and the decision to reduce the rate of network expansion. The charges were included in the results of the FedEx Services segment and were not allocated to our transportation segments, as the charges were unrelated to the core performance of those businesses.

Operating Income
The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2010	2009		2008
Operating expenses:
Salaries and employee benefits	$14,027	$13,767		$14,202
Purchased transportation	4,728	4,534		4,634
Rentals and landing fees	2,359	2,429		2,441
Depreciation and amortization	1,958	1,975		1,946
Fuel	3,106	3,811		4,409
Maintenance and repairs	1,715	1,898		2,068
Impairment and other charges	18	1,204	(1)	882	(2)
Other	4,825	5,132		5,296

Total operating expenses	$32,736	$34,750		$35,878

(1)	Includes a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share), primarily related to impairment charges associated with goodwill and aircraft (described above).

(2)	Includes a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share), predominantly related to impairment charges associated with intangible assets from the FedEx Office acquisition (described above).

	Percent of Revenue(1)
	2010	2009	2008
Operating expenses:
Salaries and employee benefits	40.4%	38.8%	37.4%
Purchased transportation	13.6	12.8	12.2
Rentals and landing fees	6.8	6.8	6.4
Depreciation and amortization	5.6	5.6	5.1
Fuel	8.9	10.7	11.6
Maintenance and repairs	4.9	5.3	5.5
Impairment and other charges	0.1	3.4	2.3
Other	13.9	14.5	14.0

Total operating expenses	94.2	97.9	94.5

Operating margin	5.8%	2.1%	5.5%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
Operating income and operating margin increased in 2010 primarily as a result of the inclusion in 2009 of the impairment and other charges described above. Volume increases at our package businesses, particularly in higher-margin IP package and freight services at FedEx Express, also benefited our 2010 results. Additionally, we continued to benefit in 2010 from several actions implemented in 2009 to lower our cost structure, including reducing base salaries, optimizing our networks by adjusting routes and equipment types, permanently and temporarily idling certain equipment and consolidating facilities; however, these benefits were partially offset by increased costs in 2010 associated with our variable incentive compensation programs. An operating loss at the FedEx Freight segment due to continued weakness in the LTL freight market partially offset the earnings increase.

Maintenance and repairs expense decreased 10% in 2010 primarily due to the timing of maintenance events, as lower aircraft utilization as a result of weak economic conditions in the first half of 2010 lengthened maintenance cycles. Other operating expense decreased 6% in 2010 due to actions to control spending and the inclusion in the prior year of higher self-insurance reserve requirements at FedEx Ground. Purchased transportation costs increased 4% in 2010 due to increased utilization of third-party transportation providers associated primarily with our LTL freight service as a result of higher shipment volumes.
The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:
Fuel expense decreased 18% during 2010 primarily due to decreases in the average price per gallon of fuel and fuel consumption, as we lowered flight hours and improved route efficiencies. In 2010, fuel prices rose during the beginning of the first quarter and slowly increased, with significantly less volatility than in 2009. The change in our fuel surcharges for FedEx Express and FedEx Ground lagged the price increase by approximately six to eight weeks. Accordingly, based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in 2010. In contrast, we experienced significant fuel price and fuel surcharge volatility in 2009, when fuel prices peaked at their historical highs before beginning to rapidly decrease, which resulted in a significant benefit to operating income in 2009.
Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trends in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2010, 2009 and 2008 in the accompanying discussions of each of our transportation segments.
Operating income and operating margin declined significantly in 2009, as weak economic conditions drove decreases in volumes at FedEx Express and the FedEx Freight LTL Group and contributed to a more competitive pricing environment that pressured yields. The impairment and other charges described above also negatively impacted operating income and margin in 2009. Operating income and margin in 2009 were also negatively impacted by reduced base copy revenues and expenses associated with organizational changes at FedEx Office. Cost-reduction initiatives partially mitigated the negative impact of these factors.

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
Other Income and Expense
Interest expense decreased $6 million during 2010 due to increased capitalized interest primarily related to progress payments on aircraft purchases. Interest income decreased $18 million during 2010 primarily due to lower interest rates and invested balances. Other expense increased $22 million during 2010 primarily due to higher amortization of financing fees and foreign currency losses. Interest expense decreased during 2009 due to increased capitalized interest, partially offset by interest costs on higher debt balances. Interest income decreased during 2009 primarily due to lower interest rates.
Income Taxes
Our effective tax rate was 37.5% in 2010, 85.6% in 2009 and 44.2% in 2008. Our 2009 and 2008 rates were significantly impacted by goodwill impairment charges that are not deductible for income tax purposes. For 2011, we expect our effective tax rate to be between 37.0% and 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 10 of the accompanying consolidated financial statements.
Outlook
We expect stronger demand for our services in 2011 and continued growth in revenue and earnings as global economic conditions continue to improve. We believe the improving economy will result in a more stable pricing environment, enhancing our ability to execute our strategy to improve yields across our transportation segments. These yield management initiatives, combined with continued growth in volumes, are anticipated to improve our margins in 2011. However, we expect our earnings growth in 2011 to be constrained by a significant increase in pension and retiree medical expenses ($260 million) primarily as a result of a significantly lower discount rate at our May 31, 2010 measurement date. In addition, we anticipate that volume-related increases in aircraft maintenance expenses, the reinstatement of employee compensation programs and higher healthcare expense due to continued inflation in the cost of medical services will dampen our earnings growth in 2011. Our expectations for continued improvement in our results in 2011 are based on a continued recovery in global economic conditions, the sustainability of which is difficult to predict, and fuel prices remaining at current forecasted levels.
Our capital expenditures for 2011 are expected to be approximately $3.2 billion, as we will continue to make strategic investments in Boeing 777 Freighter (“B777F”) and Boeing 757 (“B757”) aircraft, which are substantially more fuel-efficient per unit than the aircraft type they are replacing. We are committed to investing in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth as global economic conditions continue to improve. For additional details on key 2011 capital projects, refer to the Liquidity Outlook section of this MD&A.
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

As described in Note 16 of the accompanying consolidated financial statements and the “Independent Contractor Matters” section of our FedEx Ground segment MD&A, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its contractors. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.
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
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. New accounting guidance that has impacted our financial statements can be found in Note 2 of the accompanying consolidated financial statements. We believe that there is no new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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
FedEx Freight (fast-transit LTL freight transportation)
FedEx National LTL (economical LTL freight transportation)
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
The FedEx Services segment provides direct and indirect support to our transportation businesses and accordingly we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of the total allocated net operating costs of the FedEx Services segment on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. The $810 million 2009 impairment charge for the FedEx Office goodwill and the $891 million 2008 charge predominantly associated with impairment of the Kinko’s trade name and goodwill were not allocated to the FedEx Express or FedEx Ground segments, as the charges were unrelated to the core performance of those businesses.

The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions.
Effective August 1, 2009, approximately 3,600 employees (predominantly from the FedEx Freight segment) were transferred to entities within the FedEx Services segment. This internal reorganization further centralized most customer support functions, such as sales, customer service and information technology, into our shared services organizations. While the reorganization had no impact on the net operating results of any of our transportation segments, the net intercompany charges to our FedEx Freight segment increased significantly with corresponding decreases to other expense captions, such as salaries and employee benefits. The impact of this internal reorganization to the expense captions in our other segments was immaterial.
FedEx Services segment revenues, which reflect the operations of only FedEx Office as of September 1, 2009, decreased 10% during 2010 due to revenue declines at FedEx Office and the realignment of FedEx SupplyChain Systems into the FedEx Express segment effective September 1, 2009. Although revenue at FedEx Office declined during 2010 due to lower demand for copy services, the allocated net loss of FedEx Office decreased, as we continued to see benefits from initiatives implemented in 2009 to reduce that company’s cost structure. FedEx Services segment revenues decreased 8% during 2009 as revenue generated from new FedEx Office locations added in 2008 and 2009 did not offset declines in base copy revenues, incremental operating costs associated with the new locations and expenses associated with organizational changes. Therefore, the allocated net loss of FedEx Office increased during 2009 despite ongoing cost management efforts.
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

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the years ended May 31:

					Percent Change
	2010	2009		2008	2010/2009		2009/2008
Revenues:
Package:
U.S. overnight box	$5,602	$6,074		$6,578	(8)		(8)
U.S. overnight envelope	1,640	1,855		2,012	(12)		(8)
U.S. deferred	2,589	2,789		2,995	(7)		(7)

Total U.S. domestic package revenue	9,831	10,718		11,585	(8)		(7)

International priority	7,087	6,978		7,666	2		(9)
International domestic (1)	578	565		663	2		(15)

Total package revenue	17,496	18,261		19,914	(4)		(8)
Freight:
U.S.	1,980	2,165		2,398	(9)		(10)
International priority	1,303	1,104		1,243	18		(11)
International airfreight	251	369		406	(32)		(9)

Total freight revenue	3,534	3,638		4,047	(3)		(10)
Other (2)	525	465		460	13		1

Total revenues	21,555	22,364		24,421	(4)		(8)
Operating expenses:
Salaries and employee benefits	8,402	8,217		8,451	2		(3)
Purchased transportation	1,177	1,112		1,208	6		(8)
Rentals and landing fees	1,577	1,613		1,673	(2)		(4)
Depreciation and amortization	1,016	961		944	6		2
Fuel	2,651	3,281		3,785	(19)		(13)
Maintenance and repairs	1,131	1,351		1,512	(16)		(11)
Impairment and other charges	—	260	(3)	—	NM		NM
Intercompany charges	1,940	2,103		2,134	(8)		(1)
Other	2,534	2,672		2,813	(5)		(5)

Total operating expenses	20,428	21,570		22,520	(5)		(4)

Operating income	$1,127	$794		$1,901	42		(58)

Operating margin	5.2%	3.6%		7.8%	160	bp	(420	)bp

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.

(2)	Other revenues includes FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

(3)	Represents charges associated with aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

	Percent of Revenue(1)
	2010	2009	2008
Operating expenses:
Salaries and employee benefits	39.0%	36.7%	34.6%
Purchased transportation	5.5	5.0	4.9
Rentals and landing fees	7.3	7.2	6.9
Depreciation and amortization	4.7	4.3	3.9
Fuel	12.3	14.7	15.5
Maintenance and repairs	5.2	6.0	6.2
Impairment and other charges	—	1.2 (2)	—
Intercompany charges	9.0	9.4	8.7
Other	11.8	11.9	11.5

Total operating expenses	94.8	96.4	92.2

Operating margin	5.2%	3.6%	7.8%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.

(2)	Includes a charge of $260 million related to aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.
The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2010	2009	2008	2010/2009	2009/2008
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,157	1,127	1,151	3	(2)
U.S. overnight envelope	614	627	677	(2)	(7)
U.S. deferred	867	849	895	2	(5)

Total U.S. domestic ADV	2,638	2,603	2,723	1	(4)

International priority	523	475	517	10	(8)
International domestic(2)	318	298	296	7	1

Total ADV	3,479	3,376	3,536	3	(5)

Revenue per package (yield):
U.S. overnight box	$19.00	$21.21	$22.40	(10)	(5)
U.S. overnight envelope	10.47	11.65	11.66	(10)	—
U.S. deferred	11.70	12.94	13.12	(10)	(1)
U.S. domestic composite	14.61	16.21	16.68	(10)	(3)
International priority	53.10	57.81	58.11	(8)	(1)
International domestic(2)	7.14	7.50	8.80	(5)	(15)
Composite package yield	19.72	21.30	22.08	(7)	(4)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,141	7,287	8,648	(2)	(16)
International priority	2,544	1,959	2,220	30	(12)
International airfreight	1,222	1,475	1,817	(17)	(19)

Total average daily freight pounds	10,907	10,721	12,685	2	(15)

Revenue per pound (yield):
U.S.	$1.09	$1.17	$1.09	(7)	7
International priority	2.01	2.22	2.20	(9)	1
International airfreight	0.81	0.99	0.88	(18)	13
Composite freight yield	1.27	1.34	1.25	(5)	7

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico.

FedEx Express Segment Revenues
FedEx Express segment revenues decreased 4% in 2010 due to lower yields primarily driven by a decrease in fuel surcharges. Yield decreases during 2010 were partially offset by increased IP package volume, particularly from Asia, IP freight volume and U.S. domestic package volume due to improved global economic conditions.
Lower fuel surcharges were the primary driver of decreased composite package and freight yield in 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 6.20% in 2010, compared with 17.45% in 2009. U.S. domestic package yield also decreased 10% during 2010 due to lower rates and lower package weights. In addition to lower fuel surcharges, IP package yield decreased 8% during 2010 due to lower rates, partially offset by higher package weights and favorable exchange rates.
FedEx Express segment revenues decreased in 2009 due to a decrease in volumes in virtually all services as a result of the significant deterioration in global economic conditions and lower yields driven by unfavorable exchange rates, lower package weights and a more competitive pricing environment. IP volume declined in every major region of the world. During 2009, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions.
The decrease in composite package yield in 2009 was driven by decreases in U.S. domestic package, international domestic and IP yields. U.S. domestic package yield decreased in 2009 due to lower package weights and a lower rate per pound. International domestic yield decreased during 2009 due to unfavorable exchange rates and a lower rate per pound. IP yield decreased during 2009 due to unfavorable exchange rates and lower package weights, partially offset by a higher rate per pound. Composite freight yield increased in 2009 due to general rate increases and higher fuel surcharges.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2010	2009	2008
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	—%	13.50%
High	8.50	34.50	25.00
Weighted-average	6.20	17.45	17.06

International Fuel Surcharges:
Low	1.00	—	12.00
High	13.50	34.50	25.00
Weighted-average	9.47	16.75	16.11
In January 2010, we implemented a 5.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of the FedEx Express fuel surcharge table was modified. In January 2009, we implemented a 6.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
FedEx Express Segment Operating Income
FedEx Express segment operating income and operating margin increased during 2010 due to volume growth, particularly in higher-margin IP package and freight services. Continued reductions in network operating costs driven by lower flight hours and improved route efficiencies, as well as other actions to control spending, positively impacted our results for 2010. Our 2010 year-over-year results were also positively impacted by a $260 million charge in 2009 related to aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

Fuel costs decreased 19% in 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in 2010. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.
Maintenance and repairs expense decreased 16% in 2010 primarily due to the timing of maintenance events, as lower aircraft utilization as a result of weak economic conditions, particularly in the first half of 2010, lengthened maintenance cycles. Purchased transportation costs increased 6% in 2010 primarily due to higher air volume and costs in our freight forwarding business at FedEx Trade Networks. Depreciation expense increased 6% in 2010 primarily due to the addition of 21 aircraft placed into service during the year. Intercompany charges decreased 8% in 2010 primarily due to lower allocated information technology costs and lower net operating costs at FedEx Office.
FedEx Express segment operating income and operating margin declined in 2009 as a result of the weak global economy and high fuel prices in the first half of 2009, both of which limited demand for our U.S. domestic package and IP services.
During 2009, in response to weak business conditions, we implemented several actions to lower our cost structure, including significant volume-related reductions in flight and labor hours. We also lowered fuel consumption and maintenance costs, as we temporarily grounded a limited number of aircraft due to excess capacity. Our cost-containment activities also included deferral of merit-based pay increases. All of these actions partially mitigated the impact of lower volumes on our results.
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
Fuel costs decreased in 2009 due to decreases in fuel consumption and the average price per gallon of fuel. Fuel surcharges were sufficient to offset fuel costs for 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services. Maintenance and repairs expense decreased primarily due to a volume-related reduction in flight hours and the permanent and temporary grounding of certain aircraft due to excess capacity.
FedEx Express Segment Outlook
We expect revenue growth at FedEx Express in 2011 to be driven by international package and freight volumes as global economic conditions continue to improve. Revenue growth in 2011 will also be driven by continued expansion of our international economy services, as well as improved yields primarily due to higher fuel surcharges.
FedEx Express segment operating income and operating margin are expected to increase in 2011, driven by continued growth in international package and freight services and productivity enhancements. However, we anticipate that volume-related increases in aircraft maintenance expenses, the reinstatement of several employee compensation programs, increased pension and retiree medical expenses and higher healthcare expense due to continued inflation in the cost of medical services will dampen our earnings growth in 2011.
Capital expenditures at FedEx Express are expected to increase in 2011, driven by incremental investments for the new B777F aircraft. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth.

FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2010	2009	2008	2010/2009		2009/2008
Revenues	$7,439	$7,047	$6,751	6		4
Operating expenses:
Salaries and employee benefits	1,158	1,102	1,073	5		3
Purchased transportation	2,966	2,918	2,878	2		1
Rentals	244	222	189	10		17
Depreciation and amortization	334	337	305	(1)		10
Fuel	8	9	14	(11)		(36)
Maintenance and repairs	166	147	145	13		1
Intercompany charges	795	710	658	12		8
Other	744	795	753	(6)		6

Total operating expenses	6,415	6,240	6,015	3		4

Operating income	$1,024	$807	$736	27		10

Operating margin	13.8%	11.5%	10.9%	230	bp	60	bp

Average daily package volume
FedEx Ground	3,523	3,404	3,365	3		1
FedEx SmartPost	1,222	827	618	48		34

Revenue per package (yield)
FedEx Ground	$7.73	$7.70	$7.48	—		3
FedEx SmartPost	$1.56	$1.81	$2.09	(14)		(13)

	2010	2009	2008
Operating expenses:
Salaries and employee benefits	15.5%	15.6%	15.9%
Purchased transportation	39.9	41.4	42.6
Rentals	3.3	3.1	2.8
Depreciation and amortization	4.5	4.8	4.5
Fuel	0.1	0.1	0.2
Maintenance and repairs	2.2	2.1	2.1
Intercompany charges	10.7	10.1	9.8
Other	10.0	11.3	11.2

Total operating expenses	86.2	88.5	89.1

Operating margin	13.8%	11.5%	10.9%

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 6% during 2010 due to volume growth at both FedEx Ground and FedEx SmartPost, partially offset by declines in yield at FedEx SmartPost.
FedEx Ground average daily volume increased 3% during 2010 due to continued growth in our commercial business and our FedEx Home Delivery service. The slight yield improvement at FedEx Ground during 2010 was primarily due to higher base rates and increased extra service revenue, but was mostly offset by higher customer discounts and lower fuel surcharges.

FedEx SmartPost volumes grew 48% during 2010 primarily as a result of market share gains, while yields decreased 14% during 2010 due to changes in customer and service mix. For example, certain customers elected to utilize lower-yielding service offerings that did not require standard pickup and linehaul services.
FedEx Ground segment revenues increased in 2009 due to yield improvement at FedEx Ground and volume growth at both FedEx SmartPost and FedEx Ground. FedEx Ground volume growth during 2009 resulted from market share gains, including volumes gained from DHL’s exit from the U.S. market, and continued growth in the FedEx Home Delivery service. FedEx Ground volumes also benefited from existing FedEx Express customers’ opting for lower-cost FedEx Ground offerings. Yield improvement at FedEx Ground during 2009 was primarily due to higher base rates (partially offset by higher customer discounts), increased extra service revenue and higher fuel surcharges. FedEx SmartPost volume growth during 2009 resulted from market share gains, including volumes gained from DHL’s exit from the U.S. market. Yields at FedEx SmartPost decreased during 2009 due to changes in customer and service mix.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2010	2009	2008
Low	2.75%	2.25%	4.50%
High	5.50	10.50	7.75
Weighted-average	4.23	6.61	5.47
In January 2010, we implemented a 4.9% average list price increase and made various changes to other surcharges, including modifying the fuel surcharge table, on FedEx Ground shipments. In January 2009, we implemented a 5.9% average list price increase and made various changes to other surcharges on FedEx Ground shipments.
FedEx Ground Segment Operating Income
FedEx Ground segment operating income and operating margin increased during 2010 due to higher package volume, lower self-insurance expenses and improved productivity. Improved performance at FedEx SmartPost also contributed to the operating income and operating margin increase. In 2010, FedEx Ground segment operating income exceeded $1 billion on an annual basis for the first time.
The increase in salaries and employee benefits expense during 2010 was primarily due to accruals for our variable incentive compensation programs, increased staffing at FedEx SmartPost to support volume growth and increased healthcare costs. Purchased transportation costs increased 2% during 2010 primarily as a result of higher package volume. Rent expense increased during 2010 primarily due to higher spending on facilities associated with our multi-year network expansion plan. Intercompany charges increased 12% in 2010 primarily due to higher allocated information technology costs (formerly direct charges). Other operating expense decreased during 2010 due to higher self-insurance reserve requirements in 2009.
FedEx Ground segment operating income and operating margin increased during 2009 primarily due to the timing impact of fuel surcharges and yield growth. Rapidly declining fuel costs and the timing lag between such declines and adjustments to our fuel surcharges provided a significant benefit to FedEx Ground results for 2009.
Rent expense and depreciation expense increased during 2009 primarily due to higher spending on material handling equipment and facilities associated with our multi-year network expansion plan. Purchased transportation costs increased in 2009 as a result of higher rates paid to our independent contractors and costs associated with our independent contractor programs (described below), partially offset by a decrease in fuel costs. The increase in salaries and employee benefits expense during 2009 was partially offset by the base salary reductions and suspension of 401(k) company matching contributions described in the Overview section. Intercompany charges increased during 2009 primarily due to allocated telecommunication expenses (formerly a direct charge), higher general and administrative costs and higher allocated customer service costs. Other operating expenses increased during 2009 primarily due to higher reserve requirements for liability insurance. Lower legal costs, including settlements, partially offset the increase in other operating expenses in 2009.

Independent Contractor Matters
FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Although FedEx Ground believes its relationship with independent contractors is generally excellent, the company is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of the contractors is at issue. For a description of these proceedings, see Note 16 of the accompanying consolidated financial statements.
FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example:
•	FedEx Ground has an ongoing nationwide program to provide greater incentives to contractors who choose to grow their businesses by adding routes.
•	In New Hampshire and Maryland, because of state-specific legal and regulatory issues, FedEx Ground has implemented its Independent Service Provider (“ISP”) model, which requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract. FedEx Ground is transitioning to the ISP model in Tennessee, Illinois, Massachusetts, Minnesota, Rhode Island and Vermont during 2011 and, based upon the success of this model, may in the company’s ordinary course transition to it in other states as well.
•	Because of state-specific legal and regulatory issues, FedEx Ground is requiring its contractors to (i) be organized as corporations registered and in good standing under applicable state law, and (ii) treat their personnel who provide services under their operating agreement with FedEx Ground as their employees. While many contractors already satisfy these requirements, other contractors will be required to meet these requirements prior to renewal of their contract, and special incentives are being offered to those who adopt the change and meet the requirements by the end of February 2011.
•	As of May 31, 2010, two thirds of all FedEx Ground service areas nationwide were supported by multiple-route contractors, which comprise approximately 39% of all FedEx Ground pickup-and-delivery contractors.
We anticipate continuing changes to FedEx Ground’s relationships with its contractors, the nature, timing and amount of which are dependent on the outcome of numerous future events. We do not believe that any of these changes will impair our ability to operate and profitably grow our FedEx Ground business.
FedEx Ground Segment Outlook
We expect the FedEx Ground segment to have continued revenue growth in 2011, led by increases in commercial, FedEx Home Delivery and FedEx SmartPost volumes due to market share gains. Yields for all services at FedEx Ground are expected to improve in 2011 as a result of increases in list prices.
FedEx Ground segment operating income in 2011 is expected to increase due to revenue growth and productivity enhancements. Higher purchased transportation costs due to higher rates paid to our independent contractors will offset a portion of these benefits.

Capital spending is expected to increase in 2011 with the majority of our spending resulting from our continued network expansion and productivity-enhancing technologies. We are committed to investing in the FedEx Ground network because of the long-term benefits we will experience from these investments.
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
FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating (loss)/income and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2010	2009 (2)	2008 (2)	2010/2009		2009/2008
Revenues	$4,321	$4,415	$4,934	(2)		(11)
Operating expenses:
Salaries and employee benefits	2,128	2,247	2,381	(5)		(6)
Purchased transportation	690	540	582	28		(7)
Rentals	116	139	119	(17)		17
Depreciation and amortization	198	224	227	(12)		(1)
Fuel	445	520	608	(14)		(14)
Maintenance and repairs	148	153	175	(3)		(13)
Impairment and other charges(3)	18	100	—	(82)		NM
Intercompany charges(1)	351	109	81	222		35
Other	380	427	432	(11)		(1)

Total operating expenses	4,474	4,459	4,605	—		(3)

Operating (loss)/income	$(153)	$(44)	$329	(248)		(113)

Operating margin	(3.5)%	(1.0)%	6.7%	(250	)bp	(770	)bp

Average daily LTL shipments (in thousands)	82.3	74.4	79.7	11		(7)
Weight per LTL shipment (lbs)	1,134	1,126	1,136	1		(1)
LTL yield (revenue per hundredweight)	$17.07	$19.07	$19.65	(10)		(3)

(1)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009 (as described below). For 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.

(2)	Includes Caribbean Transportation Services, which was merged into FedEx Express effective June 1, 2009.

(3)	Represents impairment charges associated with goodwill related to the FedEx National LTL acquisition. The charge in 2009 also includes other charges primarily associated with employee severance.

	Percent of Revenue(1)
	2010	2009	2008
Operating expenses:
Salaries and employee benefits	49.2%	50.9%	48.3%
Purchased transportation	16.0	12.2	11.8
Rentals	2.7	3.1	2.4
Depreciation and amortization	4.6	5.0	4.6
Fuel	10.3	11.8	12.3
Maintenance and repairs	3.4	3.5	3.5
Impairment and other charges(2)	0.4	2.3	—
Intercompany charges(3)	8.1	2.5	1.6
Other	8.8	9.7	8.8

Total operating expenses	103.5	101.0	93.3

Operating margin	(3.5)%	(1.0)%	6.7%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, the competitive pricing environment, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.

(2)	Represents impairment charges associated with goodwill related to the FedEx National LTL acquisition. The charge in 2009 also includes other charges primarily associated with employee severance.

(3)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009 (as described below). For 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.
FedEx Freight Segment Revenues
FedEx Freight segment revenues decreased 2% during 2010 due to lower LTL yield and the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009, mostly offset by higher average daily LTL shipments. LTL yield decreased 10% during 2010 due to a continuing highly competitive LTL freight market, resulting from excess capacity and lower fuel surcharges. Discounted pricing drove an increase in average daily LTL shipments of 11% during 2010.
FedEx Freight segment revenues decreased in 2009 primarily due to a decrease in average daily LTL shipments and lower LTL yield. Average daily LTL shipments decreased during 2009 as a result of the economic recession, which resulted in the weakest LTL environment in decades. LTL yield decreased during 2009 due to the effects of the competitive pricing environment and lower fuel surcharges.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2010	2009	2008
Low	10.80%	8.30%	14.50%
High	16.10	23.90	23.70
Weighted-average	14.00	15.70	17.70
In February 2010, we implemented 5.9% general rate increases for FedEx Freight and FedEx National LTL shipments. In January 2009, we implemented 5.7% general rate increases for FedEx Freight and FedEx National LTL shipments.

FedEx Freight Segment Operating (Loss)/Income
A weak pricing environment, which led to aggressive discounting for our LTL freight services, resulted in an operating loss in 2010 at the FedEx Freight segment. The actions implemented in 2009 to lower our cost structure were more than offset by the negative impacts of lower LTL yields and higher volume-related costs, as significantly higher shipment levels required increased purchased transportation and other expenses during 2010. In addition, we recorded a charge of $18 million for the impairment of the remaining goodwill related to the FedEx National LTL acquisition. Year-over-year comparisons in 2010 were affected by a $90 million goodwill impairment charge in 2009 related to the FedEx National LTL acquisition and a $10 million charge in 2009 primarily related to employee severance.
Intercompany charges increased in 2010 due to expenses associated with the functions of approximately 2,700 FedEx Freight segment employees that were transferred to FedEx Services and FCIS in the first quarter of 2010. The costs of these functions were previously a direct charge. As described above in the FedEx Services Segment section, these employees represented the sales, information technology, marketing, pricing, customer service, claims and credit and collection functions of the FedEx Freight segment and were transferred to allow further centralization of these functions into the FedEx Services segment shared service organization. For 2010, the costs of the functions were charged to the FedEx Freight segment through intercompany charges with an offsetting reduction in direct charges, primarily salaries and employee benefits. These transfers had no net impact to operating income, although they significantly increased our intercompany allocations.
Purchased transportation costs increased 28% in 2010 due to increased utilization of third-party transportation providers, which were required to support higher shipment volumes. Fuel costs decreased 14% during 2010 due to a lower average price per gallon of diesel fuel, partially offset by increased fuel consumption as a result of higher shipment volumes. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in 2010. Rent expense decreased 17% and other operating expense decreased 11% in 2010 due to the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009. Depreciation and amortization expense decreased 12% in 2010 due to the impact of the transfer of employees from the FedEx Freight segment to FedEx Services and FCIS during the first quarter of 2010.
In 2009, the decrease in average daily LTL shipments and the competitive pricing environment driven by the U.S. recession and excess capacity in the market had a significant negative impact on operating income and operating margin. In addition, during 2009, we recorded a charge of $90 million related to the impairment of goodwill related to the FedEx National LTL acquisition and a charge of $10 million primarily related to employee severance.
Fuel costs decreased during 2009 due primarily to a lower average price per gallon of diesel fuel and decreased fuel consumption due to lower volume levels. Based on a static analysis of the year-over-year changes in fuel costs compared to changes in fuel surcharges, fuel surcharges offset the impact of fuel costs for 2009. However, this analysis does not consider other effects that fuel prices and related fuel surcharge levels have on our business, including changes in customer demand and the impact on base rates and rates paid to our third-party transportation providers. Purchased transportation costs decreased during 2009 primarily due to lower shipment volumes and decreased utilization of third-party providers. Maintenance and repairs expense decreased in 2009 primarily due to lower shipment volumes and rebranding costs for FedEx National LTL incurred in 2008. Rent expense increased during 2009 primarily due to service center expansions related to strategically investing in key markets for long-term growth. Intercompany charges increased during 2009 primarily due to allocated telecommunication expenses (formerly a direct charge) and higher allocated information technology costs from FedEx Services.

FedEx Freight Segment Outlook
During 2011, the FedEx Freight segment will focus on several strategic initiatives to improve productivity and yields. We expect volume growth to moderate later in 2011 as we continue to enhance our pricing discipline in an improving economy. This pricing discipline, which will come through a combination of general rate increases and renewal of terms with contractual customers, is expected to improve yields in 2011. Even with these expected improvements in yield, excess industry capacity is likely to remain and will continue to negatively impact our short-term operating performance. We expect productivity to improve as our LTL networks stabilize and we continue to evaluate our networks in light of the pricing environment and the competitive landscape, and will make changes where appropriate to improve our long-term profitability.
Capital spending is expected to decline in 2011 with the majority of our spending resulting from the replacement of transportation and handling equipment.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $2.0 billion at May 31, 2010, compared to $2.3 billion at May 31, 2009. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2010	2009	2008
Operating activities:
Net income	$1,184	$98	$1,125
Noncash impairment charges	18	1,103	882
Other noncash charges and credits	2,514	2,554	2,305
Changes in assets and liabilities	(578)	(1,002)	(847)

Cash provided by operating activities	3,138	2,753	3,465

Investing activities:
Capital expenditures	(2,816)	(2,459)	(2,947)
Proceeds from asset dispositions and other	35	76	50

Cash used in investing activities	(2,781)	(2,383)	(2,897)

Financing activities:
Proceeds from debt issuance	—	1,000	—
Principal payments on debt	(653)	(501)	(639)
Dividends paid	(138)	(137)	(124)
Other	99	38	146

Cash (used in) provided by financing activities	(692)	400	(617)

Effect of exchange rate changes on cash	(5)	(17)	19

Net (decrease) increase in cash and cash equivalents	$(340)	$753	$(30)

Cash Provided by Operating Activities. Cash flows from operating activities increased $385 million in 2010 primarily due to the receipt of income tax refunds of $279 million and increased income. Cash flows from operating activities decreased $712 million in 2009 primarily due to reduced income and a $600 million increase in contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”), partially offset by a $307 million reduction in income tax payments. We made tax-deductible contributions of $848 million to our U.S. Retirement Plans during 2010, including $495 million in voluntary contributions. We made tax-deductible voluntary contributions of $1.1 billion to our U.S. Retirement Plans during 2009 and $479 million during 2008.
Cash Used in Investing Activities. Capital expenditures during 2010 were 15% higher largely due to increased spending at FedEx Express. Capital expenditures during 2009 were 17% lower largely due to decreased spending at FedEx Express and FedEx Services. See “Capital Resources” for a discussion of capital expenditures during 2010 and 2009.

Debt Financing Activities. We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. During 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering. During 2010, we made principal payments in the amount of $153 million related to capital lease obligations.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at May 31, 2010. Under this financial covenant, our additional borrowing capacity is capped, although this covenant continues to provide us with ample liquidity, if needed. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of May 31, 2010, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid cash dividends of $138 million in 2010, $137 million in 2009 and $124 million in 2008. On June 7, 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock, an increase of $0.01 per share. The dividend was paid on July 1, 2010 to stockholders of record as of the close of business on June 17, 2010. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2010	2009	2008	2010/2009	2009/2008
Aircraft and related equipment	$1,537	$925	$998	66	(7)
Facilities and sort equipment	630	742	900	(15)	(18)
Vehicles	220	319	404	(31)	(21)
Information and technology investments	289	298	366	(3)	(19)
Other equipment	140	175	279	(20)	(37)

Total capital expenditures	$2,816	$2,459	$2,947	15	(17)

FedEx Express segment	1,864	1,348	1,716	38	(21)
FedEx Ground segment	400	636	509	(37)	25
FedEx Freight segment	212	240	266	(12)	(10)
FedEx Services segment	340	235	455	45	(48)
Other	—	—	1	—	NM

Total capital expenditures	$2,816	$2,459	$2,947	15	(17)

Capital expenditures during 2010 were higher than the prior year primarily due to increased spending at FedEx Express for aircraft and aircraft-related equipment. Aircraft and aircraft-related equipment purchases at FedEx Express during 2010 included six new B777Fs, the first of which entered revenue service during the second quarter of 2010, and 12 B757s. FedEx Services capital expenditures increased in 2010 due to information technology facility expansions and projects. Capital spending at FedEx Ground decreased in 2010 due to decreased spending for facilities and sort equipment and vehicles. Capital expenditures decreased during 2009 primarily due to decreased spending at FedEx Express for facilities and aircraft and aircraft-related equipment and decreased spending at FedEx Services due to the planned reduction in FedEx Office network expansion, as well as decreased spending and the postponement of several information technology projects.

LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Although we expect higher capital expenditures in 2011, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.
Our capital expenditures are expected to be $3.2 billion in 2011 and will include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at the FedEx Freight segment. We expect approximately 65% of capital expenditures in 2011 will be designated for growth initiatives and 35% for ongoing maintenance activities. Our expected capital expenditures for 2011 include $1.7 billion in investments for aircraft and related equipment at FedEx Express, such as the new B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft type they are replacing. Our aircraft spending is expected to be higher in 2011 than in previous years due to the acceleration of delivery and additional acquisitions of B777Fs. We have agreed to purchase a total of 38 B777F aircraft (34 from Boeing and four from other parties), six of which have been delivered, and hold options to purchase up to 15 additional B777F aircraft from Boeing. Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
As noted above, during 2010, we made $848 million in tax-deductible contributions to our U.S. Retirement Plans, including $495 million in voluntary contributions. Our U.S. Retirement Plans have ample funds to meet expected benefit payments. For 2011, we anticipate making required contributions to our U.S. Retirement Plans totaling approximately $500 million, a reduction from 2010 due to the use of an available credit balance to reduce otherwise required pension contributions.
Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” During the third quarter of 2010, Moody’s Investors Service reaffirmed our senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2 and raised our ratings outlook to “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.
In 2011, we have scheduled debt payments of $270 million, which includes $250 million of principal payments on unsecured notes maturing in February 2011 and principal and interest payments on capital leases.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of May 31, 2010. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2010. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2011	2012	2013	2014	2015	Thereafter	Total

Operating activities:
Operating leases	$1,776	$1,589	$1,425	$1,259	$1,172	$6,550	$13,771
Non-capital purchase obligations and other	226	165	66	14	12	113	596
Interest on long-term debt	144	126	98	97	78	1,737	2,280
Quarterly contributions to our U.S. Retirement Plans	500	—	—	—	—	—	500

Investing activities:
Aircraft and aircraft-related capital commitments(1)	928	849	641	480	493	1,431	4,822
Other capital purchase obligations	46	1	—	—	—	—	47

Financing activities:
Debt	250	—	300	250	—	989	1,789
Capital lease obligations	20	8	119	2	1	14	164

Total	$3,890	$2,738	$2,649	$2,102	$1,756	$10,834	$23,969

(1)	Subsequent to May 31, 2010, we entered into an agreement replacing the previously disclosed non-binding letter of intent to acquire two additional B777Fs and expect to take delivery of these aircraft in 2011. These aircraft are not included in the table above.
We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.
We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within 12 months, which are included in current liabilities. Included in the table above are anticipated quarterly contributions to our U.S. Retirement Plans totaling approximately $500 million for 2011 that begin in the first quarter.
Operating Activities
In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2010. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 15 of the accompanying consolidated financial statements for more information.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($81 million) is excluded from the table. See Note 10 of the accompanying consolidated financial statements for further information.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.
Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment contracts. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 15 of the accompanying consolidated financial statements for more information.
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
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2011, we have scheduled debt payments of $270 million, which includes $250 million of principal payments on our 7.25% unsecured notes maturing in February 2011, and principal and interest payments on capital leases.
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
We made significant changes to our retirement plans during 2008 and 2009. Beginning January 1, 2008, we increased the annual company-matching contribution under the largest of our 401(k) plans covering most employees from a maximum of $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. As a temporary cost-control measure, we suspended 401(k) company-matching contributions effective February 1, 2009. We reinstated these contributions at 50% of previous levels for most employees effective January 1, 2010.
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
Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Under the tax-qualified plans, the pension benefit is payable as a lump sum or an annuity at retirement at the election of the employee. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate varies from year to year based on a U.S. Treasury index.
ACCOUNTING AND REPORTING. The current rules for pension accounting are complex and can produce tremendous volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plan assets and the discount rate used to measure our pension liability at a single point in time at the end of our fiscal year (the measurement date). Both of these factors are significantly influenced by the stock and bond markets, which in recent years have experienced substantial volatility.
In addition to expense volatility, we are required to record mark-to-market adjustments to our balance sheet on an annual basis for the net funded status of our pension and postretirement healthcare plans. These adjustments have fluctuated significantly over the past several years and like our pension expense, are a result of the discount rate and value of our plan assets at the measurement date. The funded status of our plans also impacts our liquidity, as current funding laws require increasingly aggressive funding levels for our pension plans.
Our retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2010	2009	2008
U.S. domestic and international pension plans	$308	$177	$323
U.S. domestic and international defined contribution plans	136	237	216
Postretirement healthcare plans	42	57	77

	$486	$471	$616

Total retirement plans cost increased $15 million in 2010, primarily due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date, mostly offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions. Those matching contributions were reinstated generally at 50% of their normal levels on January 1, 2010. Total retirement plans cost decreased $145 million in 2009, primarily due to a higher discount rate.
Retirement plans cost in 2011 is expected to increase significantly. This increase is attributable to an increase in pension plan and retiree medical expense of approximately $260 million, primarily as a result of a significantly lower discount rate.

PENSION COST. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plans. The components of pension cost for all pension plans are as follows (in millions):

	2010	2009	2008
Service cost	$417	$499	$518
Interest cost	823	798	720
Expected return on plan assets	(955)	(1,059)	(985)
Recognized actuarial (gains) losses and other	23	(61)	70

Net periodic benefit cost	$308	$177	$323

Pension cost was higher in 2010 by $131 million due to significant declines in the value of our plan assets due to market conditions at the end of 2009, partially offset by a higher discount rate.
Following is a discussion of the key estimates we consider in determining our pension cost:
DISCOUNT RATE. This is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation, or “PBO”) to their net present value and to determine the succeeding year’s pension expense. The discount rate is determined each year at the plan measurement date. A decrease in the discount rate increases pension expense. The discount rate affects the PBO and pension expense based on the measurement dates, as described below.

Measurement		Amounts Determined by Measurement Date and
Date (1)	Discount Rate	Discount Rate
5/31/2010	6.37%	2010 PBO and 2011 expense
5/31/2009	7.68	2009 PBO and 2010 expense
6/01/2008	7.15	2009 expense
2/29/2008	6.96	2008 PBO
2/28/2007	6.01	2007 PBO and 2008 expense

(1)	Accounting rules required us to change our measurement date to May 31, beginning in 2009.
We determine the discount rate with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. In developing this theoretical portfolio, we select bonds that match cash flows to benefit payments, limit our concentration by industry and issuer, and apply screening criteria to ensure bonds with a call feature have a low probability of being called. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the calculation assumes those excess proceeds are reinvested at one-year forward rates.
The decrease in the discount rate for 2011 was driven by conditions in the market for high-grade corporate bonds, where yields have decreased significantly since May 31, 2009. The discount rate assumption is highly sensitive, as the following table illustrates with our largest tax-qualified U.S. domestic pension plan:

Sensitivity (in millions)
	Effect on 2011	Effect on 2010
	Pension	Pension
	Expense	Expense
One-basis-point change in discount rate	$1.7	$1.5

At our May 31, 2010 measurement date, a 50-basis-point increase in the discount rate would have decreased our 2010 PBO by approximately $900 million and a 50-basis-point decrease in the discount rate would have increased our 2010 PBO by approximately $1.0 billion.
PLAN ASSETS. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in listed securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage future pension costs and net funded status volatility, we have transitioned to a liability-driven investment strategy with a greater concentration of fixed-income securities to better align plan assets with liabilities.
Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:
•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;
•	the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over time; and
•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.
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

	Plan Assets at Measurement Date
	2010			2009
Asset Class	Actual	Actual %	Target %	Actual	Actual %	Target %
Domestic equities	$4,569	35%	33%	$4,029	38%	33%
International equities	1,502	12	12	1,668	16	12
Private equities	399	3	5	341	3	5

Total equities	6,470	50	50	6,038	57	50
Fixed-income securities	6,205	47	49	3,456	33	49
Cash and other	380	3	1	1,112	10	1

	$13,055	100%	100%	$10,606	100%	100%

We have assumed an 8% compound geometric long-term rate of return on our U.S. domestic pension plan assets for 2011 and 2010 and 8.5% in 2009 and 2008, as described in Note 11 of the accompanying consolidated financial statements. A one-basis-point change in our expected return on plan assets impacts our pension expense by $1.3 million.
The actual historical return on our U.S. pension plan assets, calculated on a compound geometric basis, was approximately 7.9%, net of investment manager fees, for the 15-year period ended May 31, 2010 and 7.5%, net of investment manager fees, for the 15-year period ended May 31, 2009.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. The calculated-value method significantly mitigated the impact of asset value declines in the determination of our 2010 pension expense, reducing our 2010 expense by approximately $135 million. For purposes of valuing plan assets for determining 2011 pension expense, the calculated-value method will result in the same value as the market value, as it did in 2009.
FUNDED STATUS. Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2010	2009
Funded Status of Plans:
Projected benefit obligation (PBO)	$14,484	$11,050
Fair value of plan assets	13,295	10,812

Funded status of the plans	$(1,189)	$(238)

Components of Funded Status by Plans:
U.S. qualified plans	$(580)	$278
U.S. nonqualified plans	(348)	(318)
International plans	(261)	(198)

Net funded status	$(1,189)	$(238)

Components of Amounts Included in Balance Sheets:
Noncurrent pension assets	$—	$311
Current pension and other benefit obligations	(30)	(31)
Noncurrent pension and other benefit obligations	(1,159)	(518)

Net amount recognized	$(1,189)	$(238)

Cash Amounts:
Cash contributions during the year	$900	$1,146
Benefit payments during the year	$391	$351
The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At May 31, 2010, we recorded a decrease to equity through OCI of $1.0 billion (net of tax) to reflect unrealized actuarial losses during 2010. Those losses are subject to amortization over future years and may be reflected in future income statements unless they are recovered. At May 31, 2009, we recorded a decrease to equity through OCI of $1.2 billion (net of tax) attributable to our pension plans.
The funding requirements for our tax-qualified U.S. domestic pension plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under IRS rules falls below 80% at the beginning of a plan year. All of our qualified U.S. domestic pension plans had funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Additionally, current benefit payments are nominal compared to our total plan assets (benefit payments for our tax-qualified U.S. domestic pension plans for 2010 were approximately $355 million or 3% of plan assets).

During 2010, we made $848 million in tax-deductible contributions to our U.S. Retirement Plans, including $495 million in voluntary contributions. Over the past several years, we have made voluntary contributions to our U.S. Retirement Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required result in a credit balance for funding purposes that can be used to meet minimum contribution requirements in future years. For 2011, we anticipate making required contributions to our U.S. Retirement Plans totaling approximately $500 million, a reduction from 2010 due to the use of a portion of our credit balance.
Cumulative unrecognized actuarial losses were $5.2 billion through May 31, 2010, compared to $3.7 billion through May 31, 2009. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected U.S. domestic pension plan expense for 2011 includes $276 million of amortization of these actuarial losses versus $125 million in 2010, $44 million in 2009 and $162 million in 2008.
SELF-INSURANCE ACCRUALS
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. At May 31, 2010, there were $1.6 billion of self-insurance accruals reflected in our balance sheet ($1.5 billion at May 31, 2009). Approximately 40% of these accruals were classified as current liabilities in 2010 and 2009.
Our self-insurance accruals are primarily based on the actuarially estimated, undiscounted cost of claims to provide us with estimates of future claim costs based on claims incurred as of the balance sheet date. These estimates include consideration of factors such as severity of claims, frequency of claims and future healthcare costs. Cost trends on material accruals are updated each quarter. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Historically, it has been infrequent that incurred claims exceeded our self-insured limits. Other acceptable methods of accounting for these accruals include measurement of claims outstanding and projected payments based on historical development factors.
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
LONG-LIVED ASSETS
PROPERTY AND EQUIPMENT. Our key businesses are capital intensive, with approximately 58% of our total assets invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred. However, consistent with industry practice, we capitalize certain aircraft-related major maintenance costs on one of our aircraft fleet types and amortize these costs over their estimated service lives.
The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 18 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. For our aircraft, we typically assign no residual value due to the utilization of these assets in cargo configuration, which results in little to no value at the end of their useful life. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods and could have a material impact on our results of operations. Historically, gains and losses on operating equipment have not been material (typically aggregating less than $10 million annually). However, such amounts may differ materially in the future due to changes in business levels, technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $101 million at May 31, 2010 and $130 million at May 31, 2009. We plan to modify these assets in the future and place them into operations.
The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We operate integrated transportation networks and, accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level for our analysis of impairment. Further, decisions about capital investments are evaluated based on the impact to the overall network rather than the return on an individual asset. We make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs or lower operating costs of newer aircraft types, and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values less costs to sell when the decision is made to dispose of the asset and certain other criteria are met. The fair value determinations for such aircraft may require management estimates, as there may not be active markets for some of these aircraft. Such estimates are subject to revision from period to period.
There were no material property and equipment impairment charges recognized in 2010 or 2008. However, during 2009, we recorded $202 million in property and equipment impairment charges. These charges were primarily related to our decision to permanently remove from service certain aircraft, along with certain excess aircraft engines, at FedEx Express.
LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 6 to the accompanying consolidated financial statements, at May 31, 2010 we had approximately $14 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2010 was approximately six years.
The future commitments for operating leases are not reflected as a liability in our balance sheet under current U.S. accounting rules. The determination of whether a lease is accounted for as a capital lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. In addition, our evaluation includes ensuring we properly account for build-to-suit lease arrangements and making judgments about whether various forms of lessee involvement during the construction period make the lessee an agent for the owner-lessor or, in substance, the owner of the asset during the construction period. We believe we have well-defined and controlled processes for making these evaluations, including obtaining third-party appraisals for material transactions to assist us in making these evaluations.
GOODWILL. We have $2.2 billion of goodwill in our balance sheet from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies (principally the income or market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates. We perform our annual impairment tests in the fourth quarter unless circumstances indicate the need to accelerate the timing of the test.
In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2010, we recorded an impairment charge of $18 million for the remaining value of goodwill attributable to our FedEx National LTL reporting unit. Beginning in 2009, the U.S. recession had a significant negative impact on the LTL industry resulting in volume declines, yield pressures and operating losses. These difficult conditions have continued in 2010 and the resulting excess capacity and competitive pricing environment has continued to negatively impact our FedEx National LTL reporting unit. Given these market conditions and our forecast for this business, we concluded the remaining goodwill was not recoverable.
Our other reporting units with significant recorded goodwill include our FedEx Express, FedEx Freight (excluding FedEx National LTL) and FedEx Office reporting units. We evaluated these remaining reporting units during the fourth quarter of 2010. The estimated fair value of each of these reporting units significantly exceeded their carrying values in 2010. Although we recorded goodwill impairment charges associated with our FedEx Office reporting unit in 2009 and 2008, better-than-expected results in 2010, combined with an improved long-term outlook, drove an increase in the valuation of this reporting unit. As a result, no additional testing or impairment charges were necessary and we do not believe that any of these reporting units are at risk.
FEDEX OFFICE GOODWILL. During 2009 and 2008, we recorded aggregate charges of $1.7 billion for impairment of the Kinko’s trade name and the goodwill recorded as a result of the FedEx Office acquisition. In 2008, we recorded a charge of $891 million predominantly related to a $515 million impairment of the Kinko’s trade name and a $367 million impairment of goodwill. This charge was a result of the decision to phase out the use of the Kinko’s trade name and reduced profitability at FedEx Office over the forecast period. In 2009, despite several actions taken to reduce FedEx Office’s cost structure and the initiation of an internal reorganization designed to improve revenue-generating capabilities and reduce costs, we recorded a goodwill impairment charge of $810 million. This charge was a result of reduced profitability at FedEx Office over the forecast period. Additional discussion of the key assumptions related to these charges is included in Note 3 to our consolidated financial statements.
FEDEX NATIONAL LTL GOODWILL. In 2009, we recorded a goodwill impairment charge of $90 million at our FedEx National LTL reporting unit. This charge was a result of reduced revenues and increased operating losses due to the negative impact of the U.S. recession. The forecast used in the valuation assumed operating losses would continue in the near-term due to the weak economic conditions and excess capacity in the industry which had a significant negative impact on the valuation of the FedEx National LTL reporting unit. Additional discussion of the key assumptions related to these charges is included in Note 3 to our consolidated financial statements.
CONTINGENCIES
We are subject to various loss contingencies, including tax proceedings and litigation, in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Our material pending loss contingencies are described in Note 16 to our consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of matters not specifically described in Note 16 is not expected to be material to our financial position, results of operations or cash flows. The following describes our method and associated processes for evaluating these matters.

TAX CONTINGENCIES. We are subject to income and operating tax rules of the U.S., and its states and municipalities, and of the foreign jurisdictions in which we operate. Significant judgment is required in determining income tax provisions, as well as deferred tax asset and liability balances and related deferred tax valuation allowances, if necessary, due to the complexity of these rules and their interaction with one another. We account for income taxes by recording both current taxes payable and deferred tax assets and liabilities. Our provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which we operate, applied to taxable income, reduced by applicable tax credits.
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
We measure and record operating tax contingency accruals in accordance with accounting guidance for contingencies. As discussed below, this guidance requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated.

OTHER CONTINGENCIES. Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, employment-related claims and FedEx Ground’s owner-operators. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss will be incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable of occurring.
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
Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots of FedEx Express, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress is considering adopting changes in labor laws, however, that would make it easier for unions to organize small units of our employees. For example, in May 2009, the U.S. House of Representatives passed the FAA Reauthorization Act, which includes a provision that would remove most FedEx Express employees from the purview of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” This labor provision was not in the version of the bill passed in March 2010 by the U.S. Senate. Should the House version of the FAA Reauthorization Act (or a similar bill removing FedEx Express from RLA jurisdiction) be passed by the entire Congress and signed into law by the President, it could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. There is also the possibility that the U.S. Congress could pass other labor legislation, such as the currently proposed Employee Free Choice Act (the “EFCA”) (also called “card-check legislation”), that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). The EFCA would amend the NLRA to substantially liberalize the procedures for union organization — for example, by eliminating employees’ absolute right to a secret ballot vote in union elections. The EFCA could also require imposition of an arbitrated initial contract that could include pay, benefit and work rules that could adversely impact employers. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s owner-operators as independent contractors.

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
Our transportation businesses may be impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers, especially in the U.S. domestic market, away from our higher-yielding express services to our lower-yielding ground services or even reduce customer demand for our services altogether. These effects were evident in the first quarter of 2009, as fuel prices reached all-time highs. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks.
Our businesses are capital intensive, and we must make capital expenditures based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, during 2009, as a result of excess aircraft capacity at FedEx Express, we permanently removed certain aircraft and certain excess aircraft engines from service and thus recorded a charge of $199 million.
We face intense competition, especially in the LTL freight industry. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, our competitors determine the charges for their services, and weak economic conditions have led to excess capacity and a very competitive pricing environment, especially in the LTL freight industry. As a result, the FedEx Freight segment experienced yield declines and operating losses during 2009 and 2010. An irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. In addition, maintaining a broad portfolio of services is important to keeping and attracting customers. While we believe we compete effectively through our current service offerings, if our competitors offer a broader range of services or more effectively bundle their services, it could impede our ability to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, during 2007 we acquired the LTL freight operations of Watkins Motor Lines (renamed FedEx National LTL) and made strategic acquisitions in China, the United Kingdom and India. During 2004, we acquired Kinko’s, Inc. (now known as FedEx Office). While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets. As an example, during 2008, 2009 and 2010, we recorded aggregate charges of $1.8 billion for impairment of the value of the Kinko’s trade name and portions of the goodwill recorded as a result of the FedEx Office and FedEx National LTL acquisitions. These charges were necessary, among other reasons, because the recent and forecasted financial performance of those companies did not meet our original expectations as a result of weak economic conditions.
FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in numerous lawsuits (including many that have been certified as class actions) and state tax and other administrative proceedings that claim that the company’s owner-operators or their drivers should be treated as our employees, rather than independent contractors. We expect to incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. If FedEx Ground is compelled to convert its independent contractors to employees, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.
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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights to and from any airport in any member state of the European Union will be covered by the ETS requirements beginning in 2012, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. House of Representatives has passed and the Senate continues to consider a bill that would regulate GHG emissions, and some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in world ecosystems.
We will soon be negotiating a new collective bargaining agreement with the union that represents the pilots of FedEx Express. FedEx Express pilots are employed under a collective bargaining agreement that becomes amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot predict the outcome of these negotiations. The terms of any new collective bargaining agreement could increase our operating costs and adversely affect our ability to compete with other providers of express delivery services. On the other hand, if we are unable to reach agreement on a new collective bargaining agreement, we may be subject to a strike or work stoppages by our pilots, subject to the requirements of the RLA. These actions could have a negative impact on our ability to operate our express transportation network and ultimately cause us to lose customers.
We are also subject to risks and uncertainties that affect many other businesses, including:
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;

•	adverse weather conditions or natural disasters, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations.

We are directly affected by the state of the economy. While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the recent global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy. As a result, the recent global recession has had a disproportionately negative impact on us and our recent financial results.
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

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and a properly staffed, professional internal audit department. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct all identified deficiencies. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and our staff of highly qualified financial and legal professionals.
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2010.
The effectiveness of our internal control over financial reporting as of May 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2010 of FedEx Corporation and our report dated July 15, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 15, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 11 to the consolidated financial statements, in 2008 the Company adopted the measurement date provisions originally issued in Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Benefit Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” (codified in FASB Accounting Standards Codification 715, Compensation — Retirement Benefits).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 15, 2010

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,952	$2,292
Receivables, less allowances of $166 and $196	4,163	3,391
Spare parts, supplies and fuel, less allowances of $170 and $175	389	367
Deferred income taxes	529	511
Prepaid expenses and other	251	555

Total current assets	7,284	7,116

PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	11,640	10,118
Package handling and ground support equipment	5,193	4,960
Computer and electronic equipment	4,218	4,280
Vehicles	3,170	3,078
Facilities and other	7,081	6,824

	31,302	29,260
Less accumulated depreciation and amortization	16,917	15,843

Net property and equipment	14,385	13,417

OTHER LONG-TERM ASSETS
Goodwill	2,200	2,229
Pension assets	—	311
Other assets	1,033	1,171

Total other long-term assets	3,233	3,711

	$24,902	$24,244

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$262	$653
Accrued salaries and employee benefits	1,146	861
Accounts payable	1,522	1,372
Accrued expenses	1,715	1,638

Total current liabilities	4,645	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,668	1,930

OTHER LONG-TERM LIABILITIES
Deferred income taxes	891	1,071
Pension, postretirement healthcare and other benefit obligations	1,705	934
Self-insurance accruals	960	904
Deferred lease obligations	804	802
Deferred gains, principally related to aircraft transactions	267	289
Other liabilities	151	164

Total other long-term liabilities	4,778	4,164

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 314 million shares issued as of May 31, 2010 and 312 million shares issued as of May 31, 2009	31	31
Additional paid-in capital	2,261	2,053
Retained earnings	13,966	12,919
Accumulated other comprehensive loss	(2,440)	(1,373)
Treasury stock, at cost	(7)	(4)

Total common stockholders’ investment	13,811	13,626

	$24,902	$24,244

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2010	2009	2008

REVENUES	$34,734	$35,497	$37,953

OPERATING EXPENSES:
Salaries and employee benefits	14,027	13,767	14,202
Purchased transportation	4,728	4,534	4,634
Rentals and landing fees	2,359	2,429	2,441
Depreciation and amortization	1,958	1,975	1,946
Fuel	3,106	3,811	4,409
Maintenance and repairs	1,715	1,898	2,068
Impairment and other charges	18	1,204	882
Other	4,825	5,132	5,296

	32,736	34,750	35,878

OPERATING INCOME	1,998	747	2,075

OTHER INCOME (EXPENSE):
Interest expense	(79)	(85)	(98)
Interest income	8	26	44
Other, net	(33)	(11)	(5)

	(104)	(70)	(59)

INCOME BEFORE INCOME TAXES	1,894	677	2,016

PROVISION FOR INCOME TAXES	710	579	891

NET INCOME	$1,184	$98	$1,125

BASIC EARNINGS PER COMMON SHARE	$3.78	$0.31	$3.64

DILUTED EARNINGS PER COMMON SHARE	$3.76	$0.31	$3.60

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2010	2009	2008

OPERATING ACTIVITIES
Net income	$1,184	$98	$1,125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,958	1,975	1,946
Provision for uncollectible accounts	124	181	134
Deferred income taxes and other noncash items	331	299	124
Noncash impairment charges	18	1,103	882
Stock-based compensation	101	99	101
Changes in assets and liabilities:
Receivables	(906)	762	(447)
Other assets	276	(196)	(237)
Pension assets and liabilities, net	(611)	(913)	(273)
Accounts payable and other liabilities	710	(628)	190
Other, net	(47)	(27)	(80)

Cash provided by operating activities	3,138	2,753	3,465

INVESTING ACTIVITIES
Capital expenditures	(2,816)	(2,459)	(2,947)
Proceeds from asset dispositions and other	35	76	50

Cash used in investing activities	(2,781)	(2,383)	(2,897)

FINANCING ACTIVITIES
Principal payments on debt	(653)	(501)	(639)
Proceeds from debt issuance	—	1,000	—
Proceeds from stock issuances	94	41	108
Excess tax benefit on the exercise of stock options	25	4	38
Dividends paid	(138)	(137)	(124)
Other, net	(20)	(7)	—

Cash (used in) provided by financing activities	(692)	400	(617)

Effect of exchange rate changes on cash	(5)	(17)	19

Net (decrease) increase in cash and cash equivalents	(340)	753	(30)
Cash and cash equivalents at beginning of period	2,292	1,539	1,569

Cash and cash equivalents at end of period	$1,952	$2,292	$1,539

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at May 31, 2007	$31	$1,689	$11,970	$(1,030)	$(4)	$12,656
Net income	—	—	1,125	—	—	1,125
Foreign currency translation adjustment, net of tax of $15	—	—	—	99	—	99
Retirement plans adjustments, net of tax of $296	—	—	—	506	—	506

Total comprehensive income						1,730

Cash dividends declared ($0.30 per share)	—	—	(93)	—	—	(93)
Employee incentive plans and other (2,556,318 shares issued)	—	233	—	—	—	233

Balance at May 31, 2008	31	1,922	13,002	(425)	(4)	14,526
Adjustment to opening balances for retirement plans measurement date transition, net of tax benefit of $26 and expense of $220, respectively	—	—	(44)	369	—	325

Balance at June 1, 2008	31	1,922	12,958	(56)	(4)	14,851
Net income	—	—	98	—	—	98
Foreign currency translation adjustment, net of tax of $28	—	—	—	(112)	—	(112)
Retirement plans adjustments, net of tax of $718	—	—	—	(1,205)	—	(1,205)

Total comprehensive loss						(1,219)

Cash dividends declared ($0.44 per share)	—	—	(137)	—	—	(137)
Employee incentive plans and other (995,271 shares issued)	—	131	—	—	—	131

Balance at May 31, 2009	31	2,053	12,919	(1,373)	(4)	13,626
Net income	—	—	1,184	—	—	1,184
Foreign currency translation adjustment, net of tax of $2	—	—	—	(25)	—	(25)
Retirement plans adjustments, net of tax of $617	—	—	—	(1,042)	—	(1,042)

Total comprehensive income						117

Purchase of treasury stock	—	—	—	—	(3)	(3)
Cash dividends declared ($0.44 per share)	—	—	(137)	—	—	(137)
Employee incentive plans and other (2,375,753 shares issued)	—	208	—	—	—	208

Balance at May 31, 2010	$31	$2,261	$13,966	$(2,440)	$(7)	$13,811

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing, information technology and customer service support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”).
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2010 or ended May 31 of the year referenced.
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
Our contract logistics, global trade services and certain transportation businesses, such as FedEx SmartPost, engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions, and taxes and duties.
Certain of our revenue-producing transactions are subject to taxes, such as sales tax, assessed by governmental authorities. We present these revenues net of tax.
CREDIT RISK. We routinely grant credit to many of our customers for transportation and business services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience and the impact of current economic factors on the composition of accounts receivable. Historically, credit losses have been within management’s expectations.
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $374 million in 2010, $379 million in 2009 and $445 million in 2008.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.
SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change. Supplies and fuel are reported at cost on a first-in, first-out basis.
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
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2010	2009
Wide-body aircraft and related equipment	15 to 30 years	$5,897	$5,139
Narrow-body and feeder aircraft and related equipment	5 to 18 years	1,049	709
Package handling and ground support equipment	3 to 30 years	1,895	1,928
Computer and electronic equipment	2 to 10 years	649	782
Vehicles	2 to 15 years	1,095	1,107
Facilities and other	2 to 40 years	3,800	3,752
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.9 billion in 2010, $1.8 billion in 2009 and $1.8 billion in 2008. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $80 million in 2010, $71 million in 2009 and $50 million in 2008.
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

There were no material property and equipment impairment charges recognized in 2010 or 2008. During 2009, we recorded $202 million in property and equipment impairment charges. These charges were primarily related to our decision to permanently remove from service certain aircraft, along with certain excess aircraft engines, at FedEx Express.
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
The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income (“OCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, the guidance requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end.
At May 31, 2010, we recorded a decrease to equity through OCI of $1.0 billion (net of tax) based primarily on mark-to-market adjustments related to increases in our projected benefit obligation due to a decrease in the discount rate used to measure the liability at May 31, 2010. At May 31, 2009, we recorded a decrease of $1.2 billion based primarily on mark-to-market adjustments related to unrealized losses in our pension plan assets during 2009.
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
SELF-INSURANCE ACCRUALS. We are self-insured for workers’ compensation claims, vehicle accidents and general liabilities, benefits paid under employee healthcare programs and long-term disability benefits. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.
LEASES. We lease certain aircraft, facilities, equipment and vehicles under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage principally related to aircraft leases at FedEx Express and copier usage at FedEx Office. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.
DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains are related to aircraft transactions.
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive income were $30 million at May 31, 2010, $56 million at May 31, 2009 and $167 million at May 31, 2008.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that will become amendable during the second quarter of 2011. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

STOCK-BASED COMPENSATION. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method.
DIVIDENDS DECLARED PER COMMON SHARE. On June 7, 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on July 1, 2010 to stockholders of record as of the close of business on June 17, 2010. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
NOTE 2: RECENT ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance, which has been adopted by us, is relevant to the readers of our financial statements.
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
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance became effective for our 2010 Annual Report. See Note 11 for related disclosures.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express	FedEx Ground	FedEx Freight	FedEx Services
	Segment	Segment	Segment	Segment	Total
Goodwill at May 31, 2008	$1,123	$90	$802	$1,542	$3,557
Accumulated impairment charges	—	—	(25)	(367)	(392)

Balance as of May 31, 2008	1,123	90	777	1,175	3,165

Impairment charges	—	—	(90)	(810)	(900)
Purchase adjustments and other(1)	(33)	—	—	(3)	(36)

Balance as of May 31, 2009	1,090	90	687	362	2,229

Impairment charge	—	—	(18)	—	(18)
Purchase adjustments and other(1)	(11)	—	—	—	(11)
Transfer between segments(2)	66	—	(66)	—	—

Balance as of May 31, 2010	$1,145	$90	$603	$362	$2,200

Accumulated goodwill impairment charges as of May 31, 2010	$—	$—	$(133)	$(1,177)	$(1,310)

(1)	Primarily currency translation adjustments.

(2)	Transfer of goodwill related to the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009.
In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2010, we recorded a charge of $18 million for impairment of the value of the remaining goodwill at our FedEx National LTL reporting unit. Beginning in 2009, the U.S. recession had a significant negative impact on the LTL industry, resulting in volume declines, yield pressures and operating losses. These difficult conditions continued in 2010 and the resulting excess capacity and competitive pricing environment had a significant negative impact on our FedEx National LTL reporting unit. Given these market conditions, our forecast for this business did not support the recoverability of the remaining goodwill attributable to our FedEx National LTL reporting unit.
We evaluated our remaining reporting units during the fourth quarter of 2010, and the estimated fair value of each of our other reporting units significantly exceeded their carrying values in 2010. Although we recorded goodwill impairment charges associated with our FedEx Office reporting unit in 2009 and 2008, better-than-expected results in 2010 combined with an improved long-term outlook drove an improvement in the valuation of this reporting unit. As a result, no additional testing or impairment charges were necessary and we do not believe that any of these reporting units are at risk.
Goodwill Impairment Charges – 2009
FEDEX OFFICE. During 2009, in response to the lower revenues and continued operating losses at FedEx Office resulting from the U.S. recession, the company initiated an internal reorganization designed to improve revenue-generating capabilities and reduce costs. This reorganization resulted in actions that included headcount reductions, domestic store closures and the termination of operations in some international locations. In addition, we substantially curtailed future network expansion in light of weak economic conditions.
In connection with our annual impairment testing in 2009, the valuation methodology to estimate the fair value of the FedEx Office reporting unit was based primarily on an income approach that considered market participant assumptions to estimate fair value. Key assumptions considered were the revenue and operating income forecast, the assessed growth rate in the periods beyond the detailed forecast period, and the discount rate.

For 2009, our discount rate of 12.0% represented our estimated weighted-average cost of capital (“WACC”) of the FedEx Office reporting unit adjusted for company-specific risk premium to account for the estimated uncertainty associated with our future cash flows. The development of the WACC used in our estimate of fair value considered the current market conditions for the equity-risk premium and risk-free interest rate, the size and industry of the FedEx Office reporting unit, and the risks related to the forecast of future revenues and profitability of the FedEx Office reporting unit.
Upon completion of the impairment test, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $810 million during the fourth quarter of 2009. The goodwill impairment charge is included in 2009 operating expenses in the accompanying consolidated statements of income. This charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
FEDEX NATIONAL LTL. In 2009, we recorded a goodwill impairment charge of $90 million at our FedEx National LTL unit. This charge was a result of reduced revenues and increased operating losses due to the negative impact of the U.S. recession.
The valuation methodology to estimate the fair value of the FedEx National LTL reporting unit was based primarily on a market approach (revenue multiples and/or earnings multiples) that considered market participant assumptions. We believe use of the market approach for FedEx National LTL was appropriate due to the forecast risk associated with the projections used under the income approach, particularly in the outer years of the forecast period (as described below). Further, there are directly comparable companies to the FedEx National LTL reporting unit for consideration under the market approach. The income approach also was incorporated into the impairment test to ensure the reasonableness of our conclusions under the market approach. Key assumptions considered were the revenue, operating income and capital expenditure forecasts and market participant assumptions on multiples related to revenue and earnings forecasts.
The forecast used in the valuation assumed operating losses would continue in the near-term due to weak economic conditions and excess capacity in the industry. However, the long-term outlook assumed that this excess capacity would exit the market. This assumption drove significant volume and yield improvement into the FedEx National LTL reporting unit in future periods. The decision to include an assumption related to the elimination of excess capacity from the market and the associated cash flows was significant to the valuation and reflected management’s outlook on the industry for future periods as of the valuation date.
Goodwill Impairment Charges — 2008
FEDEX OFFICE. During 2008, several developments and strategic decisions occurred at FedEx Office, including a reorganization of FedEx Office into the FedEx Services segment, a reorganization of senior management, as well as a decision to minimize the use of the Kinko’s trade name over the next several years. We also began implementing revenue growth and cost management plans to improve financial performance and pursuing a more disciplined approach to the long-term expansion of the retail network, reducing the overall level of expansion.
Upon completion of the impairment test, these factors, combined with forecasted losses resulted in our conclusion that the recorded goodwill was impaired and we recorded an impairment charge of $367 million during the fourth quarter of 2008. The goodwill impairment charge is included in 2008 operating expenses in the accompanying consolidated statements of income. This charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
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
OTHER INTANGIBLE ASSETS. The components of our identifiable intangible assets were as follows (in millions):

	May 31, 2010			May 31, 2009
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$209	$(160)	$49	$207	$(133)	$74
Trade name and other	195	(175)	20	205	(161)	44

Total	$404	$(335)	$69	$412	$(294)	$118

Prior to 2008, we had an indefinite-lived intangible asset associated with the Kinko’s trade name. During the fourth quarter of 2008, we made the decision to change the name of FedEx Kinko’s to FedEx Office and rebrand our retail locations over the next several years. This change converted this asset to a finite life asset and resulted in an impairment charge of $515 million. We estimated the fair value of this intangible asset based on an income approach using the relief-from-royalty method. This change resulted in a remaining trade name balance of $52 million, which we began amortizing in the fourth quarter of 2008 on an accelerated basis, and which will be fully amortized by May 2011. The trade name impairment charge is included in 2008 operating expenses in the accompanying consolidated statements of income. The charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
Amortization expense for intangible assets was $51 million in 2010, $73 million in 2009 and $60 million in 2008. Estimated amortization expense is expected to be $33 million in 2011 and immaterial in subsequent years.
NOTE 4: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2010	2009
Accrued Salaries and Employee Benefits
Salaries	$230	$201
Employee benefits, including variable compensation	386	143
Compensated absences	530	517

	$1,146	$861

Accrued Expenses
Self-insurance accruals	$675	$626
Taxes other than income taxes	347	338
Other	693	674

	$1,715	$1,638

NOTE 5: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2010, are as follows (in millions):

	May 31,
	2010	2009
Senior unsecured debt
Interest rate of 5.50%, due in 2010	$—	$500
Interest rate of 7.25%, due in 2011	250	250
Interest rate of 9.65%, due in 2013	300	300
Interest rate of 7.38%, due in 2014	250	250
Interest rate of 8.00%, due in 2019	750	750
Interest rate of 7.60%, due in 2098	239	239

	1,789	2,289

Capital lease obligations	141	294

	1,930	2,583
Less current portion	262	653

	$1,668	$1,930

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $1.8 billion compared with estimated fair values of $2.1 billion at May 31, 2010, and $2.3 billion compared with estimated fair values of $2.4 billion at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
We have a shelf registration statement filed with the Securities and Exchange Commission that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
In January 2009, we issued $1 billion of senior unsecured debt under our shelf registration statement, comprised of fixed-rate notes totaling $250 million due in January 2014 and $750 million due in January 2019. The fixed-rate notes due in January 2014 bear interest at an annual rate of 7.375%, payable semi-annually, and the fixed-rate notes due in January 2019 bear interest at an annual rate of 8.00%, payable semi-annually. During 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at May 31, 2010. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of May 31, 2010, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
We issue other financial instruments in the normal course of business to support our operations, including letters of credit. We had a total of $553 million in letters of credit outstanding at May 31, 2010, with $94 million unused under our primary $500 million letter of credit facility. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.

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
NOTE 6: LEASES
We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2040. We leased 12% of our total aircraft fleet under capital or operating leases as of May 31, 2010 as compared to 13% as of May 31, 2009. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.
The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2010	2009

Aircraft	$15	$50
Package handling and ground support equipment	165	165
Vehicles	17	17
Other, principally facilities	146	147

	343	379

Less accumulated amortization	312	300

	$31	$79

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2010	2009	2008

Minimum rentals	$2,001	$2,047	$1,990
Contingent rentals(1)	152	181	228

	$2,153	$2,228	$2,218

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011	$20	$526	$1,250	$1,776
2012	8	504	1,085	1,589
2013	119	499	926	1,425
2014	2	473	786	1,259
2015	1	455	717	1,172
Thereafter	14	2,003	4,547	6,550

Total	164	$4,460	$9,311	$13,771

Less amount representing interest	23

Present value of net minimum lease payments	$141

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2010 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.
We are the lessee in a series of operating leases covering a portion of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are not the primary beneficiary of the leasing entities, as the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. As such, we are not required to consolidate the entity as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments shown above.
NOTE 7: PREFERRED STOCK
Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2010, none of these shares had been issued.
NOTE 8: STOCK-BASED COMPENSATION
Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2010	2009	2008

Stock-based compensation expense	$101	$99	$101

We have two types of equity-based compensation: stock options and restricted stock.
STOCK OPTIONS. Under the provisions of our incentive stock plans, key employees and non-employee directors may be granted options to purchase shares of our common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years, with 83% of our options vesting ratably over four years. Compensation expense associated with these awards is recognized on a straight-line basis over the requisite service period of the award.
RESTRICTED STOCK. Under the terms of our incentive stock plans, restricted shares of our common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price on the date of award. The terms of our restricted stock provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the remaining service or vesting period.
VALUATION AND ASSUMPTIONS. We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the stock price of the award on the grant date. We record stock-based compensation expense in the “Salaries and employee benefits” caption in the accompanying consolidated statements of income.
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

	2010	2009	2008

Weighted-average Black-Scholes value	$20.47	$23.66	$29.88
Intrinsic value of options exercised	$77	$7	$126
Black-Scholes Assumptions:
Expected lives	5.7 years	5.5 years	5 years
Expected volatility	32%	23%	19%
Risk-free interest rate	3.24%	3.28%	4.76%
Dividend yield	0.742%	0.492%	0.337%
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

The following table summarizes information about stock option activity for the year ended May 31, 2010:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in millions)(1)
Outstanding at June 1, 2009	17,643,089	$79.90

Granted	5,017,361	60.53
Exercised	(1,993,967)	47.08
Forfeited	(428,427)	101.95

Outstanding at May 31, 2010	20,238,056	$78.32	6.0 years	$259

Exercisable	12,379,940	$80.06	4.4 years	$143

Expected to vest	7,229,467	$75.58	8.5 years	$107

Available for future grants	7,302,029

(1)	Only presented for options with market value at May 31, 2010 in excess of the exercise price of the option.
The options granted during the year ended May 31, 2010 are primarily related to our principal annual stock option grant in June 2009.
The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2010:

	Restricted Stock
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 1, 2009	442,741	$100.40

Granted	391,786	57.07
Vested	(193,095)	100.07
Forfeited	(4,136)	76.58

Unvested at May 31, 2010	637,296	$74.02

During the year ended May 31, 2009, there were 197,180 shares of restricted stock granted with a weighted-average fair value of $90.57. During the year ended May 31, 2008, there were 174,418 shares of restricted stock granted with a weighted-average fair value of $114.40.
The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during	Fair value
	the year	(in millions)
2008	2,694,602	$64
2009	2,414,815	64
2010	2,296,211	63

As of May 31, 2010, there was $139 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years.
Total shares outstanding or available for grant related to equity compensation at May 31, 2010 represented 8% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.
NOTE 9: COMPUTATION OF EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2010	2009	2008
Basic earnings per common share:
Net earnings allocable to common shares	$1,182	$97	$1,123
Weighted-average common shares	312	311	309

Basic earnings per common share	$3.78	$0.31	$3.64

Diluted earnings per common share:
Net earnings allocable to common shares	$1,182	$97	$1,123

Weighted-average common shares	312	311	309
Dilutive effect of share-based awards	2	1	3

Weighted-average diluted shares	314	312	312
Diluted earnings per common share	$3.76	$0.31	$3.60

Anti-dilutive options excluded from diluted earnings per common share	11.5	12.6	4.8

NOTE 10: INCOME TAXES
The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2010	2009	2008
Current provision (benefit)
Domestic:
Federal	$36	$(35)	$514
State and local	54	18	74
Foreign	207	214	242

	297	197	830

Deferred provision (benefit)
Domestic:
Federal	408	327	31
State and local	15	48	(2)
Foreign	(10)	7	32

	413	382	61

	$710	$579	$891

Pretax earnings of foreign operations for 2010, 2009 and 2008 were $555 million, $106 million and $803 million, respectively, which represents only a portion of total results associated with international shipments.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2010	2009	2008
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
Goodwill impairment	—	48.0	6.8
State and local income taxes, net of federal benefit	2.4	1.9	2.1
Other, net	0.1	0.7	0.3

Effective tax rate	37.5%	85.6%	44.2%

Our 2009 and 2008 effective tax rates were significantly impacted by goodwill impairment charges related to the FedEx Office acquisition, which are not deductible for income tax purposes.
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2010		2009
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, equipment, leases and intangibles	$377	$2,157	$406	$1,862
Employee benefits	783	36	384	143
Self-insurance accruals	416	—	392	—
Other	490	238	491	222
Net operating loss/credit carryforwards	142	—	131	—
Valuation allowances	(139)	—	(137)	—

	$2,069	$2,431	$1,667	$2,227

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2010	2009

Current deferred tax asset	$529	$511
Noncurrent deferred tax liability	(891)	(1,071)

	$(362)	$(560)

We have $394 million of net operating loss carryovers in various foreign jurisdictions and $489 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2011. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $325 million in 2010 and $191 million in 2009. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

Our liabilities recorded for uncertain tax positions totaled $82 million at May 31, 2010 and $72 million at May 31, 2009, including $67 million at May 31, 2010 and $59 million at May 31, 2009 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $20 million on May 31, 2010 and $19 million on May 31, 2009. Total interest and penalties included in our consolidated statements of income is immaterial.
We file income tax returns in the U.S., various U.S. state and local jurisdictions, and various foreign jurisdictions. During 2010, the Internal Revenue Service (“IRS”) commenced its audit of our consolidated U.S. income tax returns for the 2007 through 2009 tax years. We are no longer subject to U.S. federal income tax examination for years through 2006 except for specific U.S. federal income tax positions that are in various stages of appeal and/or litigation. No resolution date can be reasonably estimated at this time for these appeals and litigation, but their resolution is not expected to have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2010	2009	2008

Balance at beginning of year	$72	$88	$72
Increases for tax positions taken in the current year	3	7	16
Increases for tax positions taken in prior years	14	10	12
Decreases for tax positions taken in prior years	(4)	(30)	(9)
Settlements	(3)	(3)	(3)

Balance at end of year	$82	$72	$88

Included in the May 31, 2010 and May 31, 2009 balances are $9 million and $7 million, respectively, of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion. It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for uncertain tax positions includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will be material.
NOTE 11: RETIREMENT PLANS
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
We made significant changes to our retirement plans during 2008 and 2009. Beginning January 1, 2008, we increased the annual company-matching contribution under the largest of our 401(k) plans covering most employees from a maximum of $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. As a temporary cost-control measure, we suspended 401(k) company-matching contributions effective February 1, 2009. We reinstated these contributions at 50% of previous levels for most employees effective January 1, 2010.

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
Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Under the tax-qualified plans, the pension benefit is payable as a lump sum or an annuity at retirement at the election of the employee. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate varies from year to year based on a U.S. Treasury index.
The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. At May 31, 2010, under the provisions of this guidance, we recorded a decrease to equity of $1 billion (net of tax) to reflect unrealized actuarial losses during 2010. At May 31, 2009, we recorded a decrease to equity of $1.2 billion (net of tax) attributable to our plans.
Additionally, the accounting guidance requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($44 million, net of tax) and actuarial gains and losses for the period (a gain of $369 million, net of tax) as an adjustment to the opening balance of AOCI.
A summary of our retirement plans costs over the past three years is as follows (in millions):

	2010	2009	2008
U.S. domestic and international pension plans	$308	$177	$323
U.S. domestic and international defined contribution plans	136	237	216
Postretirement healthcare plans	42	57	77

	$486	$471	$616

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
The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with public and private fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our pension plan assets are invested primarily in listed securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. Our largest holding classes, Corporate Fixed Income Securities and U.S. Large Cap Equities, are indexed to an S&P 500 fund. Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. As part of our strategy to manage future pension costs and net funded status volatility, we have transitioned to a liability-driven investment strategy with a greater concentration of fixed-income securities to better align plan assets with liabilities. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.
The estimated average rate of return on plan assets is a long-term, forward-looking assumption that materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:
•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;
•	the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over time; and
•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.
We review the expected long-term rate of return on an annual basis and revise it as appropriate.
To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The studies performed or updated supported the reasonableness of our expected rate of return of 8.0% for 2010 and 8.5% for 2009 and 2008. Our estimated long-term rate of return on plan assets remains at 8.0% for 2011. For the 15-year period ended May 31, 2010, our actual returns were 7.9%.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. The calculated-value method significantly mitigated the impact of asset value declines in the determination of our 2010 pension expense, reducing our 2010 expense by approximately $135 million. For purposes of valuing plan assets for determining 2011 pension expense, the calculated-value method will result in the same value as the market value, as it did in 2009.
Following is a description of the valuation methodologies used for investments measured at fair value:
•	Cash and cash equivalents. These investments include cash equivalents valued using exchange rates provided by an industry pricing vendor and commingled funds valued using the net asset value. These investments also include cash.

•	Domestic and international equities. These investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded. In addition, commingled funds are valued using the net asset value.

•	Private equity. The valuation of these investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Investments are valued based upon recommendations of our investment managers incorporating factors such as contributions and distributions, market transactions, market comparables and performance multiples.

•	Fixed income. The fair values of Corporate, U.S. government securities and other fixed income securities are estimated by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

The fair values of investments by level and asset category and the weighted-average asset allocations for our domestic pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2010
				Quoted Prices in	Other Observable	Unobservable
				Active Markets	Inputs	Inputs
Asset Class	Fair Value	Actual %	Target %	Level 1	Level 2	Level 3
Cash and cash equivalents	$427	3%	1%	$145	$282
Domestic equities
U.S. large cap equity	3,374	26	24		3,374
U.S. SMID cap equity	1,195	9	9	1,195
International equities	1,502	12	12	1,262	240
Private equities	399	3	5			$399
Fixed income securities			49
Corporate	3,546	27			3,546
U.S. government	2,537	19			2,537
Mortgage backed and other	122	1			122
Other	(47)	—	—	(46)	(1)

	$13,055	100%	100%	$2,556	$10,100	$399

	2009
Asset Class	Fair Value	Actual %	Target %
Cash and cash equivalents	$1,022	10%	1%
Domestic equities
U.S. large cap equity	2,908	27	24
U.S. SMID cap equity	794	8	9
U.S. small cap equity	327	3	—
International equities	1,668	16	12
Private equities	341	3	5
Fixed income securities			49
Corporate	1,946	18
U.S. government	842	8
Mortgage backed and other	668	6
Other	90	1	—

	$10,606	100%	100%

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

Beginning balance May 31, 2009	$341
Actual return on plan assets:
Assets held at May 31, 2010	38
Assets sold during the year	24
Purchases, sales and settlements	(4)

Ending balance May 31, 2010	$399

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2010 and a statement of the funded status as of May 31, 2010 and 2009 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2010	2009	2010	2009

Accumulated Benefit Obligation (“ABO”)	$14,041	$10,745

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$11,050	$11,617	$433	$492
Adjustments due to change in measurement date
Service cost plus interest cost during gap period	—	309	—	16
Additional experience during gap period	—	(302)	—	(19)
Changes due to gap period cash flow	—	(83)	—	(5)
Service cost	417	499	24	31
Interest cost	823	798	30	33
Actuarial loss (gain)	2,607	(1,420)	102	(94)
Benefits paid	(391)	(351)	(45)	(42)
Other	(22)	(17)	21	21

PBO/APBO at the end of year	$14,484	$11,050	$565	$433

Change in Plan Assets
Fair value of plan assets at the beginning of year	$10,812	$11,879	$—	$—
Adjustments due to change in measurement date
Additional experience during gap period	—	522	—	—
Changes due to gap period cash flow	—	(76)	—	—
Actual return on plan assets	1,994	(2,306)	—	—
Company contributions	900	1,146	24	21
Benefits paid	(391)	(351)	(45)	(42)
Other	(20)	(2)	21	21

Fair value of plan assets at the end of year	$13,295	$10,812	$—	$—

Funded Status of the Plans	$(1,189)	$(238)	$(565)	$(433)

Amount Recognized in the Balance Sheet at May 31:
Noncurrent pension assets	$—	$311	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(30)	(31)	(28)	(26)
Noncurrent pension, postretirement healthcare and other benefit obligations	(1,159)	(518)	(537)	(407)

Net amount recognized	$(1,189)	$(238)	$(565)	$(433)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$5,157	$3,731	$(134)	$(248)
Prior service (credit) cost and other	(1,106)	(1,220)	2	2

Total	$4,051	$2,511	$(132)	$(246)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$284	$130	$(5)	$(12)
Prior service (credit) cost and other	(113)	(113)	—	—

Total	$171	$17	$(5)	$(12)

Our pension plans included the following components at May 31, 2010 and 2009 (in millions):

			Fair Value of
	ABO	PBO	Plan Assets	Funded Status

2010
Qualified	$13,311	$13,635	$13,055	$(580)
Nonqualified	346	348	—	(348)
International Plans	384	501	240	(261)

Total	$14,041	$14,484	$13,295	$(1,189)

2009
Qualified	$10,113	$10,328	$10,606	$278
Nonqualified	317	318	—	(318)
International Plans	315	404	206	(198)

Total	$10,745	$11,050	$10,812	$(238)

The table above provides the ABO, PBO, fair value of plan assets and funded status of our plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The increase in plans included in the table in 2010 was driven by the decrease in our discount rate at our May 31, 2010 measurement date, which increased the number of plans whose assets did not exceed their liability, including our U.S. domestic pension plans (“U.S. Retirement Plans”). At May 31, 2010 and 2009, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value
	of Plan Assets
	2010	2009

Pension Benefits
Fair value of plan assets	$13,295	$375
PBO	(14,484)	(923)

Net funded status	$(1,189)	$(548)

	ABO Exceeds the Fair Value
	of Plan Assets
	2010	2009

Pension Benefits
ABO(1)	$(14,014)	$(778)

Fair value of plan assets	$13,263	$325
PBO	(14,441)	(869)

Net funded status	$(1,178)	$(544)

(1)	ABO not used in determination of funded status.
The APBO exceeds plan assets for each of our postretirement healthcare plans.
We made $848 million in tax-deductible contributions, including $495 million in voluntary contributions, to our U.S. Retirement Plans during 2010. During 2009, we made $1.1 billion in tax-deductible voluntary contributions to our U.S. Retirement Plans. Our U.S. Retirement Plans have ample funds to meet expected benefits. For 2011, we anticipate making required contributions to our U.S. Retirement Plans totaling approximately $500 million, a reduction from 2010 due to the use of a portion of our credit balance.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2010	2009	2008	2010	2009	2008

Service cost	$417	$499	$518	$24	$31	$35
Interest cost	823	798	720	30	33	31
Expected return on plan assets	(955)	(1,059)	(985)	—	—	—
Recognized actuarial losses (gains) and other	23	(61)	70	(12)	(7)	11

Net periodic benefit cost	$308	$177	$323	$42	$57	$77

The increase in pension costs from 2009 to 2010 was due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date. The reduction in pension costs from 2008 to 2009 was attributable to the significantly higher discount rate that was used to determine our 2009 expense.
Amounts recognized in OCI for all plans were as follows (in millions):

	2010				2009
			Postretirement Healthcare				Postretirement Healthcare
	Pension Plans		Plans		Pension Plans		Plans
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount

Net gain (loss) and other arising during period	$1,562	$986	$102	$59	$1,944	$1,220	$(94)	$(61)
Gain from settlements and curtailments	—	—	—	—	2	1	—	—
Amortizations:
Prior services credit	113	99	—	—	113	71	—	—
Actuarial (losses) gains and other	(130)	(114)	12	12	(49)	(30)	7	4

Total recognized in OCI	$1,545	$971	$114	$71	$2,010	$1,262	$(87)	$(57)

Weighted-average actuarial assumptions for our primary U.S. pension plans, which represent substantially all of our PBO, are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2010	2009	2008	2010	2009	2008

Discount rate used to determine benefit obligation(1)	6.37%	7.68%	6.96%	6.11%	7.27%	6.81%
Discount rate used to determine net periodic benefit cost	7.68	7.15	6.01	7.27	7.13	6.08
Rate of increase in future compensation levels used to determine benefit obligation(2)	4.63	4.42	4.51	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost(2)	4.42	4.49	4.47	—	—	—
Expected long-term rate of return on assets	8.00	8.50	8.50	—	—	—

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their present value.

(2)	Average future salary increases based on age and years of service.

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (millions):

		Postretirement
	Pension Plans	Healthcare Plans
2011	$475	$28
2012	532	31
2013	596	32
2014	663	33
2015	732	35
2016-2020	4,988	209
These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 8.5% during 2011, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7% during 2011, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2010 or 2010 benefit expense because the level of these benefits is capped.
NOTE 12: BUSINESS SEGMENT INFORMATION
FedEx Express, FedEx Ground and the FedEx Freight LTL Group represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (global trade services) FedEx SupplyChain Systems (logistics services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx SmartPost (small-parcel consolidator)

FedEx Freight Segment	FedEx Freight LTL Group: FedEx Freight (fast-transit LTL freight transportation) FedEx National LTL (economical LTL freight transportation) FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing and information technology functions)
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
The FedEx Services segment provides direct and indirect support to our transportation businesses and accordingly we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of the total allocated net operating costs of the FedEx Services segment on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. The $810 million 2009 impairment charge for the FedEx Office goodwill and the $891 million 2008 charge predominantly associated with impairment of the Kinko’s trade name and goodwill were not allocated to the FedEx Express or FedEx Ground segments, as the charges were unrelated to the core performance of those businesses.
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments in Management’s Discussion and Analysis of Operations and Financial Condition (“MD&A”) reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions.
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

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services	Other and	Consolidated
	Segment(1)	Segment	Segment(2)	Segment(3)	Eliminations	Total

Revenues
2010	$21,555	$7,439	$4,321	$1,770	$(351)	$34,734
2009	22,364	7,047	4,415	1,977	(306)	35,497
2008	24,421	6,751	4,934	2,138	(291)	37,953
Depreciation and amortization
2010	$1,016	$334	$198	$408	$2	$1,958
2009	961	337	224	451	2	1,975
2008	944	305	227	469	1	1,946
Operating income (loss)
2010	$1,127	$1,024	$(153)	$—	$—	$1,998
2009	794	807	(44)	(810)	—	747
2008	1,901	736	329	(891)	—	2,075
Segment assets(4)
2010	$14,819	$4,118	$2,786	$4,079	$(900)	$24,902
2009	13,483	3,291	3,044	3,240	1,186	24,244
2008	13,416	2,770	3,276	4,651	1,520	25,633

(1)	FedEx Express segment 2009 operating expenses include a charge of $260 million primarily related to aircraft-related asset impairments.

(2)	FedEx Freight segment 2009 operating expenses include a charge of $100 million primarily related to impairment of goodwill related to the Watkins Motor Lines (now known as FedEx National LTL) acquisition.

(3)	FedEx Services segment 2009 operating expenses include a charge of $810 million related to impairment of goodwill related to the Kinko’s (now known as FedEx Office) acquisition. FedEx Services segment 2008 operating expenses include a charge of $891 million predominantly related to impairment of intangible assets from the Kinko’s acquisition. The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.

(4)	Segment assets include intercompany receivables.
The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services		Consolidated
	Segment	Segment	Segment	Segment	Other	Total

2010	$1,864	$400	$212	$340	$—	$2,816
2009	1,348	636	240	235	—	2,459
2008	1,716	509	266	455	1	2,947

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2010	2009	2008

REVENUE BY SERVICE TYPE

FedEx Express segment:
Package:
U.S. overnight box	$5,602	$6,074	$6,578
U.S. overnight envelope	1,640	1,855	2,012
U.S. deferred	2,589	2,789	2,995

Total domestic package revenue	9,831	10,718	11,585
International Priority (IP)	7,087	6,978	7,666
International domestic(1)	578	565	663

Total package revenue	17,496	18,261	19,914

Freight:
U.S.	1,980	2,165	2,398
International priority freight	1,303	1,104	1,243
International airfreight	251	369	406

Total freight revenue	3,534	3,638	4,047

Other(2)	525	465	460

Total FedEx Express segment	21,555	22,364	24,421

FedEx Ground segment	7,439	7,047	6,751
FedEx Freight segment	4,321	4,415	4,934
FedEx Services segment	1,770	1,977	2,138
Other and eliminations	(351)	(306)	(291)

	$34,734	$35,497	$37,953

GEOGRAPHICAL INFORMATION(3)

Revenues:
U.S.	$24,852	$25,819	$27,306
International:
FedEx Express segment	9,547	9,363	10,298
FedEx Ground segment	140	124	129
FedEx Freight segment	60	39	36
FedEx Services segment	135	152	184

Total international revenue	9,882	9,678	10,647

	$34,734	$35,497	$37,953

Noncurrent assets:
U.S.	$13,343	$13,560	$14,920
International	4,275	3,568	3,469

	$17,618	$17,128	$18,389

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, China, India and Mexico. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	Other revenues includes FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

(3)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2010	2009	2008

Cash payments for:
Interest (net of capitalized interest)	$88	$61	$105

Income taxes	$322	$517	$821
Income tax refunds received	(279)	(8)	(5)

Cash tax payments, net	$43	$509	$816

NOTE 14: GUARANTEES AND INDEMNIFICATIONS
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
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. FedEx Express has unconditionally guaranteed $667 million in principal of these bonds (with total future principal and interest payments of approximately $919 million as of May 31, 2010) through these leases. Of the $667 million bond principal guaranteed, $116 million was included in capital lease obligations in our balance sheet at May 31, 2010. The remaining $551 million has been accounted for as operating leases.

NOTE 15: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2010 were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related(2)	Other(3)	Total

2011	$824	$104	$771	$1,699
2012	839	10	166	1,015
2013	622	19	66	707
2014	480	—	14	494
2015	493	—	12	505
Thereafter	1,431	—	113	1,544

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to May 31, 2010, we entered into an agreement replacing the previously disclosed non-binding letter of intent with another party to acquire two additional B777Fs and expect to take delivery of these aircraft in 2011. These aircraft are not included in the table above.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, advertising, promotions contracts and for 2011, a total of $500 million of required quarterly contributions to our U.S. domestic pension plans.
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
We had $437 million in deposits and progress payments as of May 31, 2010 (a decrease of $107 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2010, with the year of expected delivery:

	B757	B777F(1)	ATR 72	Total

2011	16	4	8	28
2012	8	5	—	13
2013	—	5	—	5
2014	—	3	—	3
2015	—	3	—	3
Thereafter	—	10	—	10

Total	24	30	8	62

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to May 31, 2010, we entered into an agreement replacing the previously disclosed non-binding letter of intent with another party to acquire two additional B777Fs and expect to take delivery of these aircraft in 2011. These aircraft are not included in the table above.

NOTE 16: CONTINGENCIES
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
In February 2008, Wiegele v. FedEx Ground was certified as a class action by a California federal court, and in April 2008, the U.S. Court of Appeals for the Ninth Circuit denied our petition to review the class certification ruling. The certified class initially included FedEx Ground sort managers and dock service managers in California from May 10, 2002 to the present, but the court subsequently approved the dismissal of the sort managers, leaving only the dock service managers in the class. The plaintiffs allege that FedEx Ground has misclassified the managers as exempt from the overtime requirements of California wage-and-hour laws and is correspondingly liable for failing to pay them overtime compensation and provide them with rest and meal breaks. In April 2010, the court granted our motion to decertify the class, and thus the lawsuit continues as a non-class matter. Therefore, any potential loss in this matter is immaterial.
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
In September 2009, in Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed linehaul services since June 2003. The plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks. In May 2010, we filed a notice to remove this matter to federal court in California.
These class certification rulings do not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. Given the nature and status of these lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any. However, we do not believe that any loss is probable in these lawsuits.
Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in approximately 50 class-action lawsuits (including 29 that are certified as class actions), several individual lawsuits and approximately 40 state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.

Most of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of more recently filed cases that have been or will be transferred to the multidistrict litigation, discovery on class certification and classification issues is now complete. Thus far, the court has granted class certification in 28 cases and denied it in 14 cases. In June 2010, the court dismissed without prejudice the previously certified nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiff’s failure to exhaust administrative remedies; this claim had been asserted as part of a Kansas case, and the judge has not yet issued a summary judgment decision on the remaining state law claims in that case. Motions for summary judgment on the classification issue (i.e., independent contractor vs. employee) are pending in all 28 of the pending multidistrict litigation cases that are certified as class actions.
In May 2010, in an Illinois case pending in the multidistrict litigation in which class certification was denied, the court granted the three named plaintiffs’ motion for summary judgment on their claim under the Illinois wage law, holding that the three plaintiffs were employees under that law. The court has not yet ruled on the plaintiffs’ motion for summary judgment on any of the remaining claims in that case. The classification issue is state-law specific and varies from state to state and from law to law within each state. Accordingly, the court’s ruling in the Illinois case is not binding authority for any of the remaining claims in that case or for any of the other cases pending in the multidistrict litigation.
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
ATA Airlines. ATA Airlines has sued FedEx Express in Indiana federal court alleging, among other things, that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $94 million, including lost profits and aircraft acquisition costs. We have denied any liability and contend that ATA has suffered no damages. In April 2010, the court granted our motion for partial judgment on the pleadings and dismissed all of ATA’s claims except for the breach of contract claim. In June 2010, the court denied our motion for summary judgment on the breach of contract claim, so that claim is still pending. Trial is currently scheduled for August 2010, and we still do not believe that any material loss is probable.
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

NOTE 17: RELATED PARTY TRANSACTIONS
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
NOTE 18: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2010
Revenues	$8,009	$8,596	$8,701	$9,428
Operating income	315	571	416	696
Net income	181	345	239	419
Basic earnings per common share	0.58	1.10	0.76	1.34
Diluted earnings per common share(2)	0.58	1.10	0.76	1.33

2009 (1)
Revenues	$9,970	$9,538	$8,137	$7,852
Operating income (loss)	630	784	182	(849)
Net income (loss)	384	493	97	(876)
Basic earnings (loss) per common share	1.23	1.59	0.31	(2.82)
Diluted earnings (loss) per common share(2)	1.23	1.58	0.31	(2.82)

(1)	Operating expenses for the fourth quarter of 2009 include charges of $1.2 billion ($1.1 billion, net of tax, or $3.46 per diluted share) primarily related to noncash impairment charges associated with goodwill and aircraft-related asset impairments.

(2)	The sum of the quarterly diluted earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective period.

NOTE 19: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,310	$258	$443	$(59)	$1,952
Receivables, less allowances	1	3,425	782	(45)	4,163
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	5	581	54	—	640
Deferred income taxes	—	492	37	—	529

Total current assets	1,316	4,756	1,316	(104)	7,284

PROPERTY AND EQUIPMENT, AT COST	23	29,193	2,086	—	31,302
Less accumulated depreciation and amortization	18	15,801	1,098	—	16,917

Net property and equipment	5	13,392	988	—	14,385

INTERCOMPANY RECEIVABLE	—	—	1,132	(1,132)	—
GOODWILL	—	1,551	649	—	2,200
INVESTMENT IN SUBSIDIARIES	13,850	2,619	—	(16,469)	—
OTHER ASSETS	1,527	801	99	(1,394)	1,033

	$16,698	$23,119	$4,184	$(19,099)	$24,902

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$12	$—	$—	$262
Accrued salaries and employee benefits	36	955	155	—	1,146
Accounts payable	8	1,196	422	(104)	1,522
Accrued expenses	47	1,488	180	—	1,715

Total current liabilities	341	3,651	757	(104)	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	668	—	—	1,668
INTERCOMPANY PAYABLE	702	430	—	(1,132)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,253	32	(1,394)	891
Other liabilities	844	2,921	122	—	3,887

Total other long-term liabilities	844	5,174	154	(1,394)	4,778

STOCKHOLDERS’ INVESTMENT	13,811	13,196	3,273	(16,469)	13,811

	$16,698	$23,119	$4,184	$(19,099)	$24,902

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,768	$272	$304	$(52)	$2,292
Receivables, less allowances	1	2,717	712	(39)	3,391
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	1	838	83	—	922
Deferred income taxes	—	486	25	—	511

Total current assets	1,770	4,313	1,124	(91)	7,116

PROPERTY AND EQUIPMENT, AT COST	23	26,984	2,253	—	29,260
Less accumulated depreciation and amortization	17	14,659	1,167	—	15,843

Net property and equipment	6	12,325	1,086	—	13,417

INTERCOMPANY RECEIVABLE	758	—	379	(1,137)	—
GOODWILL	—	1,485	744	—	2,229
INVESTMENT IN SUBSIDIARIES	11,973	2,129	—	(14,102)	—
PENSION ASSETS	311	—	—	—	311
OTHER ASSETS	911	994	121	(855)	1,171

	$15,729	$21,246	$3,454	$(16,185)	$24,244

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$500	$153	$—	$—	$653
Accrued salaries and employee benefits	26	711	124	—	861
Accounts payable	5	1,078	380	(91)	1,372
Accrued expenses	51	1,426	161	—	1,638

Total current liabilities	582	3,368	665	(91)	4,524

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	680	—	—	1,930
INTERCOMPANY PAYABLE	—	1,137	—	(1,137)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	1,875	51	(855)	1,071
Other liabilities	271	2,732	90	—	3,093

Total other long-term liabilities	271	4,607	141	(855)	4,164

STOCKHOLDERS’ INVESTMENT	13,626	11,454	2,648	(14,102)	13,626

	$15,729	$21,246	$3,454	$(16,185)	$24,244

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,360	$5,700	$(326)	$34,734

OPERATING EXPENSES:
Salaries and employee benefits	91	12,026	1,910	—	14,027
Purchased transportation	—	3,424	1,392	(88)	4,728
Rentals and landing fees	4	2,118	240	(3)	2,359
Depreciation and amortization	1	1,751	206	—	1,958
Fuel	—	2,946	160	—	3,106
Maintenance and repairs	1	1,589	125	—	1,715
Impairment and other charges	—	—	18	—	18
Intercompany charges, net	(202)	(109)	311	—	—
Other	105	3,950	1,005	(235)	4,825

	—	27,695	5,367	(326)	32,736

OPERATING INCOME	—	1,665	333	—	1,998

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,184	161	—	(1,345)	—
Interest, net	(100)	41	(12)	—	(71)
Intercompany charges, net	114	(147)	33	—	—
Other, net	(14)	(18)	(1)	—	(33)

INCOME BEFORE INCOME TAXES	1,184	1,702	353	(1,345)	1,894

Provision for income taxes	—	625	85	—	710

NET INCOME	$1,184	$1,077	$268	$(1,345)	$1,184

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,923	$5,851	$(277)	$35,497

OPERATING EXPENSES:
Salaries and employee benefits	82	11,483	2,202	—	13,767
Purchased transportation	—	3,362	1,211	(39)	4,534
Rentals and landing fees	4	2,134	296	(5)	2,429
Depreciation and amortization	2	1,706	267	—	1,975
Fuel	—	3,554	257	—	3,811
Maintenance and repairs	1	1,755	142	—	1,898
Impairment and other charges	—	1,098	106	—	1,204
Intercompany charges, net	(193)	81	112	—	—
Other	104	4,198	1,063	(233)	5,132

	—	29,371	5,656	(277)	34,750

OPERATING INCOME	—	552	195	—	747

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	98	103	—	(201)	—
Interest, net	(73)	28	(14)	—	(59)
Intercompany charges, net	90	(118)	28	—	—
Other, net	(17)	(3)	9	—	(11)

INCOME BEFORE INCOME TAXES	98	562	218	(201)	677

Provision for income taxes	—	514	65	—	579

NET INCOME	$98	$48	$153	$(201)	$98

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$31,464	$6,860	$(371)	$37,953

OPERATING EXPENSES:
Salaries and employee benefits	98	11,660	2,444	—	14,202
Purchased transportation	—	3,392	1,333	(91)	4,634
Rentals and landing fees	4	2,127	313	(3)	2,441
Depreciation and amortization	2	1,651	293	—	1,946
Fuel	—	4,095	314	—	4,409
Maintenance and repairs	1	1,907	160	—	2,068
Impairment charges	—	882	—	—	882
Intercompany charges, net	(204)	(94)	298	—	—
Other	99	4,400	1,074	(277)	5,296

	—	30,020	6,229	(371)	35,878

OPERATING INCOME	—	1,444	631	—	2,075

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,125	310	—	(1,435)	—
Interest, net	(44)	4	(14)	—	(54)
Intercompany charges, net	51	(66)	15	—	—
Other, net	(7)	3	(1)	—	(5)

INCOME BEFORE INCOME TAXES	1,125	1,695	631	(1,435)	2,016

Provision for income taxes	—	687	204	—	891

NET INCOME	$1,125	$1,008	$427	$(1,435)	$1,125

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(450)	$2,942	$653	$(7)	$3,138

INVESTING ACTIVITIES
Capital expenditures	—	(2,661)	(155)	—	(2,816)
Proceeds from asset dispositions and other	—	38	(3)	—	35

CASH USED IN INVESTING ACTIVITIES	—	(2,623)	(158)	—	(2,781)

FINANCING ACTIVITIES
Net transfers from (to) Parent	531	(397)	(134)	—	—
Payment on loan between subsidiaries	—	72	(72)	—	—
Intercompany dividends	—	158	(158)	—	—
Principal payments on debt	(500)	(153)	—	—	(653)
Proceeds from stock issuances	94	—	—	—	94
Excess tax benefit on the exercise of stock options	25	—	—	—	25
Dividends paid	(138)	—	—	—	(138)
Other, net	(20)	(5)	5	—	(20)

CASH USED IN FINANCING ACTIVITIES	(8)	(325)	(359)	—	(692)

Effect of exchange rate changes on cash	—	(8)	3	—	(5)
Net (decrease) increase in cash and cash equivalents	(458)	(14)	139	(7)	(340)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$1,310	$258	$443	$(59)	$1,952

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(924)	$3,156	$573	$(52)	$2,753

INVESTING ACTIVITIES
Capital expenditures	—	(2,248)	(211)	—	(2,459)
Proceeds from asset dispositions and other	—	69	7	—	76

CASH USED IN INVESTING ACTIVITIES	—	(2,179)	(204)	—	(2,383)

FINANCING ACTIVITIES
Net transfers from (to) Parent	1,173	(1,066)	(107)	—	—
Payment on loan from Parent	17	—	(17)	—	—
Payment on loan between subsidiaries	—	36	(36)	—	—
Intercompany dividends	—	165	(165)	—	—
Principal payments on debt	(500)	—	(1)	—	(501)
Proceeds from debt issuance	1,000	—	—	—	1,000
Proceeds from stock issuances	41	—	—	—	41
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(137)	—	—	—	(137)
Other, net	(7)	—	—	—	(7)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,591	(865)	(326)	—	400

Effect of exchange rate changes on cash	—	(6)	(11)	—	(17)
Net increase (decrease) in cash and cash equivalents	667	106	32	(52)	753
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$1,768	$272	$304	$(52)	$2,292

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(44)	$2,889	$620	$—	$3,465

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,683)	(263)	—	(2,947)
Collection on (payment of) loan to Parent	(5,971)	5,971	—	—	—
Proceeds from asset dispositions and other	—	34	16	—	50

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,972)	3,322	(247)	—	(2,897)

FINANCING ACTIVITIES
Net transfers from (to) Parent	463	(296)	(167)	—	—
Payment on loans between subsidiaries	—	16	(16)	—	—
Dividend paid (to) from Parent	5,971	(5,971)	—	—	—
Intercompany dividends	—	165	(165)	—	—
Principal payments on debt	(551)	(85)	(3)	—	(639)
Proceeds from stock issuances	108	—	—	—	108
Excess tax benefit on the exercise of stock options	38	—	—	—	38
Dividends paid	(124)	—	—	—	(124)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	5,905	(6,171)	(351)	—	(617)

Effect of exchange rate changes on cash	—	2	17	—	19
Net (decrease) increase in cash and cash equivalents	(111)	42	39	—	(30)
Cash and cash equivalents at beginning of period	1,212	124	233	—	1,569

Cash and cash equivalents at end of period	$1,101	$166	$272	$—	$1,539

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 5 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $2.1 billion at May 31, 2010 and $2.4 billion at May 31, 2009. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $41 million as of May 31, 2010 and $35 million as of May 31, 2009. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2010, operating income was positively impacted due to foreign currency fluctuations. During 2009, foreign currency fluctuations negatively impacted operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2010, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $33 million for 2011. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
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

SELECTED FINANCIAL DATA
The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2010. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Annual Report.

	2010	2009 (1)	2008 (2)	2007 (3)	2006 (4)
Operating Results
Revenues	$34,734	$35,497	$37,953	$35,214	$32,294
Operating income	1,998	747	2,075	3,276	3,014
Income before income taxes	1,894	677	2,016	3,215	2,899
Net income	1,184	98	1,125	2,016	1,806

Per Share Data
Earnings per share:
Basic	$3.78	$0.31	$3.64	$6.57	$5.94
Diluted	$3.76	$0.31	$3.60	$6.48	$5.83

Average shares of common stock outstanding	312	311	309	307	304
Average common and common equivalent shares outstanding	314	312	312	311	310
Cash dividends declared	$0.44	$0.44	$0.30	$0.37	$0.33

Financial Position
Property and equipment, net	$14,385	$13,417	$13,478	$12,636	$10,770
Total assets	24,902	24,244	25,633	24,000	22,690
Long-term debt, less current portion	1,668	1,930	1,506	2,007	1,592
Common stockholders’ investment	13,811	13,626	14,526	12,656	11,511

Other Operating Data
FedEx Express aircraft fleet	664	654	677	669	671
Average full-time equivalent employees and contractors	245,109	247,908	254,142	241,903	221,677

(1)	Results for 2009 include a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share) primarily related to impairment charges associated with goodwill and aircraft. See Note 3 to the accompanying consolidated financial statements. Additionally, common stockholders’ investment includes an other comprehensive income charge of $1.2 billion, net of tax, related to the funded status of our retirement plans at May 31, 2009.

(2)	Results for 2008 include a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly related to impairment charges associated with intangible assets from the FedEx Office acquisition. See Note 3 to the accompanying consolidated financial statements. Additionally, results for 2008 and 2007 include several 2007 acquisitions.

(3)	Results for 2007 include a charge of $143 million at FedEx Express associated with upfront compensation and benefits under our labor contract with our pilots.

(4)	Results for 2006 include a charge of $79 million ($49 million, net of tax, or $0.16 per diluted share) to adjust the accounting for certain facility leases, predominantly at FedEx Express.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2010 and 2009, and for each of the three years in the period ended May 31, 2010, and have issued our report thereon dated July 15, 2010 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 15, 2010

SCHEDULE II
FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2010, 2009, AND 2008
(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO COSTS	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2010	$114	$124	$—		$145	(a)	$93

2009	88	181	—		155	(a)	114

2008	79	134	—		125	(a)	88

Allowance for Revenue Adjustments

2010	$82	$—	$430	(b)	$439	(c)	$73

2009	70	—	466	(b)	454	(c)	82

2008	57	—	486	(b)	473	(c)	70

Inventory Valuation Allowance:

2010	$175	$12	$—		$17		$170

2009	163	15	—		3		175

2008	156	10	—		3		163

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2010	2009	2008	2007	2006

Earnings:
Income before income taxes	$1,894	$677	$2,016	$3,215	$2,899
Add back:
Interest expense, net of capitalized interest	79	85	98	136	142
Amortization of debt issuance costs	14	5	5	6	5
Portion of rent expense representative of interest factor	806	795	784	766	842

Earnings as adjusted	$2,793	$1,562	$2,903	$4,123	$3,888

Fixed Charges:
Interest expense, net of capitalized interest	$79	$85	$98	$136	$142
Capitalized interest	80	71	50	34	33
Amortization of debt issuance costs	14	5	5	6	5
Portion of rent expense representative of interest factor	806	795	784	766	842

	$979	$956	$937	$942	$1,022

Ratio of Earnings to Fixed Charges	2.9	1.6	3.1	4.4	3.8

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Second Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 29, 2008 and filed October 3, 2008, and incorporated herein by reference.)

Facility Lease Agreements

10.1
Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference).

10.2
First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.3
Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express.

10.4
Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.5
First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.6
Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7
Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8
Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.9
Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.10
Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11
Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12
Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13
Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14
First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreement

10.15
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

10.17
Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18
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

10.19
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

10.20
Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.21
Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.22
Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

U.S. Postal Service Agreement

10.23
Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30
Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.31
Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreement

10.32
Three-Year Credit Agreement dated as of July 22, 2009 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated July 22, 2009, and incorporated herein by reference.)

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

10.33
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

10.34	Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.35
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

Exhibit
Number	Description of Exhibit

10.36	Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.37
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

10.38	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.39
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

10.40
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

10.41
1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.42	Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.43
2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.44	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.45
Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 1997 and 2001 Restricted Stock Plans. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.46
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

10.47
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

*10.48	Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, 2001 Restricted Stock Plan, as amended, and FedEx Corporation Incentive Stock Plan, as amended.

10.49	Amended and Restated FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.50	Compensation Arrangements with Named Executive Officers.

10.51	Compensation Arrangements with Outside Directors. (Filed as Exhibit 10.43 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.52	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.53
Form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx Corporation and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 127 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.