Form 10-Q
period 2010-08-31
FEDEX CORP
filed 2010-09-17
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at September 15, 2010 314,641,838

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2010 and May 31, 2010	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	20

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43

ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	44

ITEM 1A. Risk Factors	44

ITEM 6. Exhibits	44

Signature	45

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2010	May 31,
	(Unaudited)	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,709	$1,952
Receivables, less allowances of $173 and $166	4,135	4,163
Spare parts, supplies and fuel, less allowances of $165 and $170	377	389
Deferred income taxes	529	529
Prepaid expenses and other	286	251

Total current assets	7,036	7,284

PROPERTY AND EQUIPMENT, AT COST	31,773	31,302
Less accumulated depreciation and amortization	17,094	16,917

Net property and equipment	14,679	14,385

OTHER LONG-TERM ASSETS

Goodwill	2,211	2,200
Other assets	1,286	1,033

Total other long-term assets	3,497	3,233

	$25,212	$24,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2010	May 31,
	(Unaudited)	2010
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$251	$262
Accrued salaries and employee benefits	1,081	1,146
Accounts payable	1,423	1,522
Accrued expenses	1,786	1,715

Total current liabilities	4,541	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,668	1,668

OTHER LONG-TERM LIABILITIES
Deferred income taxes	902	891
Pension, postretirement healthcare and other benefit obligations	1,693	1,705
Self-insurance accruals	960	960
Deferred lease obligations	828	804
Deferred gains, principally related to aircraft transactions	263	267
Other liabilities	152	151

Total other long-term liabilities	4,798	4,778

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 315 million shares issued as of August 31, 2010 and 314 million shares issued as of May 31, 2010	31	31
Additional paid-in capital	2,302	2,261
Retained earnings	14,270	13,966
Accumulated other comprehensive loss	(2,386)	(2,440)
Treasury stock, at cost	(12)	(7)

Total common stockholders’ investment	14,205	13,811

	$25,212	$24,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2010	2009

REVENUES	$9,457	$8,009

OPERATING EXPENSES:
Salaries and employee benefits	3,803	3,377
Purchased transportation	1,327	1,054
Rentals and landing fees	601	578
Depreciation and amortization	479	495
Fuel	887	666
Maintenance and repairs	517	401
Other	1,215	1,123

	8,829	7,694

OPERATING INCOME	628	315

OTHER INCOME (EXPENSE):
Interest, net	(18)	(18)
Other, net	(7)	(3)

	(25)	(21)

INCOME BEFORE INCOME TAXES	603	294

PROVISION FOR INCOME TAXES	223	113

NET INCOME	$380	$181

EARNINGS PER COMMON SHARE:
Basic	$1.21	$0.58

Diluted	$1.20	$0.58

DIVIDENDS DECLARED PER COMMON SHARE	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2010	2009

Operating Activities:
Net income	$380	$181
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	479	495
Provision for uncollectible accounts	31	35
Stock-based compensation	34	35
Deferred income taxes and other noncash items	33	52
Changes in assets and liabilities:
Receivables	38	(52)
Other assets	(30)	242
Accounts payable and other liabilities	(160)	(135)
Other, net	(9)	45

Cash provided by operating activities	796	898

Investing Activities:
Capital expenditures	(1,012)	(880)
Proceeds from asset dispositions and other	3	26

Cash used in investing activities	(1,009)	(854)

Financing Activities:
Principal payments on debt	(12)	(508)
Proceeds from stock issuances	8	7
Excess tax benefit on the exercise of stock options	1	1
Dividends paid	(38)	(34)
Other, net	—	(16)

Cash used in financing activities	(41)	(550)

Effect of exchange rate changes on cash	11	3

Net decrease in cash and cash equivalents	(243)	(503)
Cash and cash equivalents at beginning of period	1,952	2,292

Cash and cash equivalents at end of period	$1,709	$1,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2010. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2010, and the results of our operations and cash flows for the three-month periods ended August 31, 2010 and 2009. Operating results for the three-month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2011 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement. The current agreement will become amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.
STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.
Our total stock-based compensation expense was immaterial ($34 million for the three months ended August 31, 2010 and $35 million for the three months ended August 31, 2009). Therefore, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
DIVIDENDS DECLARED PER COMMON SHARE. On August 23, 2010, our Board of Directors declared a dividend of $0.12 per share of common stock. The dividend will be paid on October 1, 2010 to stockholders of record as of the close of business on September 10, 2010. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2010	2009

Net income	$380	$181
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $6 in 2010 and $8 in 2009	28	9
Amortization of unrealized pension actuarial gains/losses, net of tax of $15 in 2010	26	1

Comprehensive income	$434	$191

(3) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at August 31, 2010. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of August 31, 2010, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Long-term debt, exclusive of capital leases, had a carrying value of $1.8 billion compared with an estimated fair value of $2.2 billion at August 31, 2010, and $1.8 billion compared with an estimated fair value of $2.1 billion at May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

(4) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2010	2009
Basic earnings per common share:
Net earnings allocable to common shares	$379	$180
Weighted-average common shares	314	312

Basic earnings per common share	$1.21	$0.58

Diluted earnings per common share:
Net earnings allocable to common shares	$379	$180

Weighted-average common shares	314	312
Dilutive effect of share-based awards	1	—

Weighted-average diluted shares	315	312
Diluted earnings per common share	$1.20	$0.58

Anti-dilutive options excluded from diluted earnings per common share	11.4	17.5

(5) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2010	2009
U.S. domestic and international pension plans	$141	$75
U.S. domestic and international defined contribution plans	54	22
Postretirement healthcare plans	15	11

	$210	$108

The three-month period ended August 31, 2010 reflects higher retirement plans costs due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date and higher expenses for our 401(k) plans due to the partial reinstatement of the company-matching contributions on January 1, 2010. In July 2010, we announced that we are planning to fully restore the company match for all of our 401(k) plans effective January 1, 2011.
Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2010	2009	2010	2009
Service cost	$130	$104	$8	$6
Interest cost	224	206	8	8
Expected return on plan assets	(265)	(239)	—	—
Recognized actuarial losses (gains) and other	52	4	(1)	(3)

	$141	$75	$15	$11

We made $118 million in tax-deductible contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) during the first quarter of 2011 and no contributions during the first quarter of 2010. In 2010, we contributed an aggregate of $848 million to these plans. Our U.S. Retirement Plans have ample funds to meet expected benefit payments. Amounts contributed in excess of the minimum required have resulted in a credit balance for funding purposes, which can be used to meet minimum contribution requirements in future years. For the remainder of 2011, we anticipate making required contributions to our U.S. Retirement Plans totaling approximately $400 million, a reduction from 2010 due to the use of a portion of our credit balance.
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
FedEx Office and Print Services, Inc. (“FedEx Office”) (document and business services and package acceptance)
FedEx Customer Information Services (“FCIS”) (customer service, billings and collections)
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.
The FedEx Services segment provides direct and indirect support to our transportation businesses and we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.

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
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in the consolidated results and are not separately identified in the following segment information because the amounts are not material.
The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	Three Months Ended
	2010	2009
Revenues
FedEx Express segment	$5,912	$4,924
FedEx Ground segment	1,961	1,730
FedEx Freight segment	1,258	982
FedEx Services segment	415	451
Other and eliminations	(89)	(78)

	$9,457	$8,009

Operating Income (Loss)
FedEx Express segment	$357	$104
FedEx Ground segment	287	209
FedEx Freight segment	(16)	2

	$628	$315

(7) Commitments
As of August 31, 2010, our purchase commitments under various contracts for the remainder of 2011 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related(2)	Other(3)	Total

2011 (remainder)	$543	$62	$686	$1,291
2012	839	10	178	1,027
2013	622	19	77	718
2014	480	—	15	495
2015	493	—	12	505
Thereafter	1,431	—	143	1,574

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to August 31, 2010, we entered into an agreement to acquire one MD11 aircraft and expect to take delivery of this aircraft in 2011. This aircraft is not included in the table above.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2011, a total of $400 million of quarterly contributions to our U.S. Retirement Plans.
The amounts reflected in the table above for purchase commitments represent noncancellable agreements to purchase goods or services. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancellable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We had $640 million in deposits and progress payments as of August 31, 2010 (an increase of $203 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2010, with the year of expected delivery:

	B777F	B757	Total(1)

2011 (remainder)	4	10	14
2012	5	8	13
2013	5	—	5
2014	3	—	3
2015	3	—	3
Thereafter	10	—	10

Total	30	18	48

(1)	Our obligation to purchase 15 of these aircraft (B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to August 31, 2010, we entered into an agreement to acquire one MD11 aircraft and expect to take delivery of this aircraft in 2011. This aircraft is not included in the table above.

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011 (remainder)	$6	$427	$962	$1,389
2012	8	504	1,146	1,650
2013	119	499	986	1,485
2014	2	473	842	1,315
2015	1	455	771	1,226
Thereafter	14	2,003	5,072	7,075

Total	150	$4,361	$9,779	$14,140

Less amount representing interest	21

Present value of net minimum lease payments	$129

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
Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 30 that are certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
Most of the class-action lawsuits have been consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. With the exception of more recently filed cases that have been or will be transferred to the multidistrict litigation, discovery on class certification and classification issues is now complete. Thus far, the multidistrict litigation court has granted class certification in 28 cases and denied it in 14 cases, and has issued two rulings on the classification issue (i.e., independent contractor vs. employee):
•	In May 2010, in an Illinois case in which class certification had been denied, the court granted the three named plaintiffs’ motion for summary judgment on their claim under the Illinois wage law, holding that the three plaintiffs were employees under that law. There have not yet been any rulings on the plaintiffs’ motion for summary judgment on the remaining claims in that case. The classification issue is state-law specific and varies from state to state and from law to law within each state. Accordingly, the court’s ruling in the Illinois case is not binding authority for any of the remaining claims in that case or for any of the other cases pending in the multidistrict litigation.
•	In August 2010, in a Kansas case in which class certification had been granted, the court granted FedEx Ground’s motion for summary judgment on the state law claims, holding that the plaintiffs were independent contractors as a matter of law (the court had previously dismissed without prejudice the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiff’s failure to exhaust administrative remedies). In the same order, the court asked the parties to submit briefs in all 27 of the other multidistrict litigation cases that are certified as class actions (and in which motions for summary judgment on the classification issue are still pending), explaining how the court’s reasoning in the Kansas case applied to those cases.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs have appealed the verdict.
In August 2010, another one of the contractor-model lawsuits that is not part of the multidistrict litigation, Rascon v. FedEx Ground, was certified as a class action by a Colorado state court. The plaintiff in Rascon represents a class of single-route, pickup-and-delivery owner-operators in Colorado who drove vehicles weighing less than 10,001 pounds at any time from August 27, 2005 through the present. The lawsuit seeks unpaid overtime compensation, and related penalties and attorneys’ fees and costs, under Colorado law. We have filed an application for appeal challenging this class certification decision.

The other contractor-model purported class actions that are not part of the multidistrict litigation are not as far along procedurally as Anfinson and Rascon, and many of the lawsuits are currently stayed pending further developments in the multidistrict litigation.
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
ATA Airlines. ATA Airlines has sued FedEx Express in Indiana federal court alleging, among other things, that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $94 million, including lost profits and aircraft acquisition costs. We have denied any liability and contend that ATA has suffered no damages. In April 2010, the court granted our motion for partial judgment on the pleadings and dismissed all of ATA’s claims except for the breach of contract claim. In June 2010, the court denied our motion for summary judgment on the breach of contract claim, so that claim is still pending. Trial is currently scheduled for October 2010, and we still do not believe that any material loss is probable.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
(9) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the three-month periods ended August 31 (in millions):

	2010	2009
Cash payments for:
Interest (net of capitalized interest)	$54	$70

Income taxes	$73	$50
Income tax refunds received	(1)	(263)

Cash tax payments, net	$72	$(213)

(10) Condensed Consolidating Financial Statements
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
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
August 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,107	$234	$429	$(61)	$1,709
Receivables, less allowances	1	3,369	809	(44)	4,135
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	13	597	53	—	663
Deferred income taxes	—	491	38	—	529

Total current assets	1,121	4,691	1,329	(105)	7,036

PROPERTY AND EQUIPMENT, AT COST	23	29,531	2,219	—	31,773
Less accumulated depreciation and amortization	18	15,944	1,132	—	17,094

Net property and equipment	5	13,587	1,087	—	14,679

INTERCOMPANY RECEIVABLE	—	—	1,085	(1,085)	—
GOODWILL	—	1,551	660	—	2,211
INVESTMENT IN SUBSIDIARIES	14,259	2,705	—	(16,964)	—
OTHER ASSETS	1,513	1,055	98	(1,380)	1,286

	$16,898	$23,589	$4,259	$(19,534)	$25,212

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$1	$—	$—	$251
Accrued salaries and employee benefits	36	904	141	—	1,081
Accounts payable	38	1,118	372	(105)	1,423
Accrued expenses	169	1,445	172	—	1,786

Total current liabilities	493	3,468	685	(105)	4,541

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	668	—	—	1,668
INTERCOMPANY PAYABLE	380	705	—	(1,085)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,252	30	(1,380)	902
Other liabilities	820	2,942	134	—	3,896

Total other long-term liabilities	820	5,194	164	(1,380)	4,798

STOCKHOLDERS’ INVESTMENT	14,205	13,554	3,410	(16,964)	14,205

	$16,898	$23,589	$4,259	$(19,534)	$25,212

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,310	$258	$443	$(59)	$1,952
Receivables, less allowances	1	3,425	782	(45)	4,163
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	5	581	54	—	640
Deferred income taxes	—	492	37	—	529

Total current assets	1,316	4,756	1,316	(104)	7,284

PROPERTY AND EQUIPMENT, AT COST	23	29,193	2,086	—	31,302
Less accumulated depreciation and amortization	18	15,801	1,098	—	16,917

Net property and equipment	5	13,392	988	—	14,385

INTERCOMPANY RECEIVABLE	—	—	1,132	(1,132)	—
GOODWILL	—	1,551	649	—	2,200
INVESTMENT IN SUBSIDIARIES	13,850	2,619	—	(16,469)	—
OTHER ASSETS	1,527	801	99	(1,394)	1,033

	$16,698	$23,119	$4,184	$(19,099)	$24,902

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$12	$—	$—	$262
Accrued salaries and employee benefits	36	955	155	—	1,146
Accounts payable	8	1,196	422	(104)	1,522
Accrued expenses	47	1,488	180	—	1,715

Total current liabilities	341	3,651	757	(104)	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	668	—	—	1,668
INTERCOMPANY PAYABLE	702	430	—	(1,132)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,253	32	(1,394)	891
Other liabilities	844	2,921	122	—	3,887

Total other long-term liabilities	844	5,174	154	(1,394)	4,778

STOCKHOLDERS’ INVESTMENT	13,811	13,196	3,273	(16,469)	13,811

	$16,698	$23,119	$4,184	$(19,099)	$24,902

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,893	$1,646	$(82)	$9,457

OPERATING EXPENSES:
Salaries and employee benefits	38	3,249	516	—	3,803
Purchased transportation	—	920	432	(25)	1,327
Rentals and landing fees	1	537	64	(1)	601
Depreciation and amortization	—	432	47	—	479
Fuel	—	841	46	—	887
Maintenance and repairs	—	483	34	—	517
Intercompany charges, net	(71)	(92)	163	—	—
Other	32	986	253	(56)	1,215

	—	7,356	1,555	(82)	8,829

OPERATING INCOME	—	537	91	—	628

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	380	26	—	(406)	—
Interest, net	(24)	8	(2)	—	(18)
Intercompany charges, net	27	(35)	8	—	—
Other, net	(3)	(4)	—	—	(7)

INCOME BEFORE INCOME TAXES	380	532	97	(406)	603

Provision for income taxes	—	196	27	—	223

NET INCOME	$380	$336	$70	$(406)	$380

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$6,851	$1,228	$(70)	$8,009

OPERATING EXPENSES:
Salaries and employee benefits	23	2,893	461	—	3,377
Purchased transportation	—	796	271	(13)	1,054
Rentals and landing fees	1	520	58	(1)	578
Depreciation and amortization	—	438	57	—	495
Fuel	—	631	35	—	666
Maintenance and repairs	—	372	29	—	401
Intercompany charges, net	(47)	27	20	—	—
Other	23	930	226	(56)	1,123

	—	6,607	1,157	(70)	7,694

OPERATING INCOME	—	244	71	—	315

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	181	34	—	(215)	—
Interest, net	(29)	14	(3)	—	(18)
Intercompany charges, net	31	(39)	8	—	—
Other, net	(2)	—	(1)	—	(3)

INCOME BEFORE INCOME TAXES	181	253	75	(215)	294

Provision for income taxes	—	88	25	—	113

NET INCOME	$181	$165	$50	$(215)	$181

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$19	$701	$78	$(2)	$796

INVESTING ACTIVITIES
Capital expenditures	—	(978)	(34)	—	(1,012)
Proceeds from asset dispositions and other	—	2	1	—	3

CASH USED IN INVESTING ACTIVITIES	—	(976)	(33)	—	(1,009)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(193)	211	(18)	—	—
Payment on loan between subsidiaries	—	40	(40)	—	—
Intercompany dividends	—	4	(4)	—	—
Principal payments on debt	—	(12)	—	—	(12)
Proceeds from stock issuances	8	—	—	—	8
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(38)	—	—	—	(38)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(222)	243	(62)	—	(41)

Effect of exchange rate changes on cash	—	8	3	—	11

Net decrease in cash and cash equivalents	(203)	(24)	(14)	(2)	(243)
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$1,107	$234	$429	$(61)	$1,709

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$164	$527	$218	$(11)	$898

INVESTING ACTIVITIES
Capital expenditures	—	(841)	(39)	—	(880)
Proceeds from asset dispositions and other	—	26	—	—	26

CASH USED IN INVESTING ACTIVITIES	—	(815)	(39)	—	(854)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(61)	200	(139)	—	—
Payment on loan between subsidiaries	—	35	(35)	—	—
Intercompany dividends	—	36	(36)	—	—
Principal payments on debt	(500)	(8)	—	—	(508)
Proceeds from stock issuances	7	—	—	—	7
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(34)	—	—	—	(34)
Other, net	(16)	—	—	—	(16)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(603)	263	(210)	—	(550)

Effect of exchange rate changes on cash	—	1	2	—	3

Net decrease in cash and cash equivalents	(439)	(24)	(29)	(11)	(503)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$1,329	$248	$275	$(63)	$1,789

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2010, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2010, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 15, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 17, 2010

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2010 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2011 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the three-month periods ended August 31:

			Percent
	2010	2009	Change
Revenues	$9,457	$8,009	18

Operating income	628	315	99

Operating margin	6.6%	3.9%	270	bp

Net income	$380	$181	110

Diluted earnings per share	$1.20	$0.58	107

The following table shows changes in revenues and operating income by reportable segment for the three-month periods ended August 31, 2010 compared to August 31, 2009 (dollars in millions):

	Revenues		Operating Income
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

FedEx Express segment	$988	20	$253	243
FedEx Ground segment	231	13	78	37
FedEx Freight segment	276	28	(18)	(900)
FedEx Services segment	(36)	(8)	—	—
Other and eliminations	(11)	NM	—	—

	$1,448	18	$313	99

Overview
Our results for the first quarter of 2011 reflect strong demand for our services driven by improved global economic conditions, which began in the second half of 2010 and continued into the first quarter of 2011. This increased demand produced a significant increase in revenues and earnings for the first quarter of 2011. Our revenue growth was driven by higher volumes across all of our transportation segments, particularly in FedEx International Priority (“IP”) package shipments at FedEx Express. Yield improvements were principally due to higher fuel surcharges and increased package weights at FedEx Express and higher fuel surcharges at FedEx Ground. The net impact of changes in fuel surcharges and fuel prices had a positive impact on our earnings in the first quarter of 2011. The significant increase in earnings in the first quarter of 2011 was achieved despite increased salaries and benefits costs, as we reinstated numerous compensation programs that were eliminated during the recession and incurred higher pension and health care costs, as well as higher maintenance expenses. Our results also include an operating loss at the FedEx Freight segment, as the LTL freight market remains highly competitive due to excess capacity. During 2010, we implemented plans to improve pricing in our LTL businesses and the performance of this segment is beginning to stabilize, as its yields improved 4% from the fourth quarter of 2010.

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
Revenue
Revenues increased 18% during the first quarter of 2011 primarily due to volume increases across all of our transportation segments and yield increases at the FedEx Express and FedEx Ground segments. At FedEx Express, IP package volume increased 19% led by volume growth in Asia, while U.S. domestic package yields increased 7% in the first quarter of 2011 primarily due to higher fuel surcharges. At the FedEx Ground segment, market share gains resulted in a 7% increase in volumes at FedEx Ground and a 9% increase at FedEx SmartPost during the first quarter of 2011. Additionally, yields increased 5% at FedEx Ground and 19% at FedEx SmartPost in the first quarter of 2011. At the FedEx Freight segment, discounted pricing drove an increase in average daily LTL freight shipments, but also resulted in year-over-year yield declines during the first quarter of 2011.

Operating Income
The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue(1)
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	$3,803	$3,377	40.2%	42.2%
Purchased transportation	1,327	1,054	14.0	13.2
Rentals and landing fees	601	578	6.4	7.2
Depreciation and amortization	479	495	5.1	6.2
Fuel	887	666	9.4	8.3
Maintenance and repairs	517	401	5.5	5.0
Other	1,215	1,123	12.8	14.0

Total operating expenses	$8,829	$7,694	93.4	96.1

Operating margin			6.6%	3.9%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including changes in fuel surcharges and economic conditions. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
Operating income and operating margin increased in the first quarter of 2011 as a result of volume increases in our package businesses, particularly higher-margin IP package and freight services. Increases in U.S. domestic package yields at FedEx Express and the FedEx Ground segment also contributed to the earnings increase. Operating expenses include volume-related increases, particularly in salaries and wages, purchased transportation costs and aircraft maintenance expenses. The reinstatement of several employee compensation programs and higher pension and medical costs also increased costs for the quarter. An operating loss for the first quarter of 2011 at the FedEx Freight segment due to discounted pricing for our LTL freight services partially offset the earnings increase.
Maintenance and repairs expense increased 29% in the first quarter of 2011 primarily due to an increase in aircraft maintenance events as a result of timing and higher utilization of our fleet. Purchased transportation costs increased 26% in the first quarter of 2011 due to volume growth at all of our transportation segments, as well as higher rates paid to our independent contractors at FedEx Ground. Salaries and employee benefits increased 13% in the first quarter of 2011 due to volume-related increases in labor hours, increases in pension and medical costs, the reinstatement of merit salary increases and the partial reinstatement of 401(k) company-matching contributions effective January 1, 2010. In addition, our improving performance has resulted in higher accruals under our variable compensation programs.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense increased 33% during the first quarter of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Fuel surcharges more than offset incremental fuel costs for the first quarter of 2011, based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges.
Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2011 and 2010 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 37.0% for the first quarter of 2011 and 38.5% for the first quarter of 2010. Our lower effective tax rate in the first quarter of 2011 was driven by the benefit derived from increases in international earnings, which are generally taxed at lower rates than in the U.S. For the remainder of 2011, we expect the effective tax rate to be 36.0% to 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of August 31, 2010, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2010. The Internal Revenue Service is currently auditing our 2007 through 2009 consolidated U.S. income tax returns.
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

Outlook
We expect continued growth in revenue and earnings in the second quarter of 2011, as the global economy continues to grow and yields improve due to our yield management initiatives. Our expectations are based on a continued recovery in global economic conditions, slower but sustained economic growth in the U.S. and fuel prices remaining at current forecasted levels. However, our anticipated earnings growth in 2011 will be dampened by costs associated with the reinstatement of employee compensation and benefit programs, such as 401(k) company-matching contributions, increased pension and medical expenses and higher aircraft maintenance and purchased transportation expenses.
In September 2010, we announced the combination of our FedEx Freight and FedEx National LTL operations. This action, which will be effective January 30, 2011, will increase efficiencies and reduce operational costs. Additionally, it will provide customers both priority or economy LTL freight services across all lengths of haul from one integrated company. This change, along with our ongoing yield management initiatives, is expected to substantially improve the profitability of the FedEx Freight segment in 2012.
The estimated cost of this program is $150 to $200 million, primarily related to charges that will be recorded in the second and third quarters of 2011. These charges will include severance costs associated with personnel reductions, lease terminations and certain non-cash charges. The net cash effect from the one-time cost of these actions is expected to be immaterial over time due to anticipated proceeds from asset sales. As a result of this combination, we expect to reduce our headcount by approximately 1,700 full-time employees and close approximately 100 facilities.
For the remainder of 2011, we will continue to make strategic investments in Boeing 777 Freighter (“B777F”) and Boeing 757 (“B757”) aircraft, which are substantially more fuel-efficient per unit than the aircraft types they are replacing. We are committed to investing in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth as global economic conditions continue to improve. For additional details on key 2011 capital projects, refer to the Liquidity Outlook section of this MD&A.
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
As described in Note 8 of the accompanying unaudited condensed consolidated financial statements and the “Independent Contractor Matters” section of our FedEx Ground segment MD&A, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its contractors. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.
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
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FCIS, which is responsible for customer service, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.
The FedEx Services segment provides direct and indirect support to our transportation businesses and we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
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
FedEx Services segment revenues, which reflect the operations of only FedEx Office as of September 1, 2009, decreased 8% during the first quarter of 2011 due to the realignment of FedEx SupplyChain Systems into the FedEx Express segment effective September 1, 2009 and revenue declines at FedEx Office.
OTHER INTERSEGMENT TRANSACTIONS
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in the consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2010	2009	Change
Revenues:
Package:
U.S. overnight box	$1,491	$1,331	12
U.S. overnight envelope	432	408	6
U.S. deferred	661	601	10

Total U.S. domestic package revenue	2,584	2,340	10

International priority	1,974	1,594	24
International domestic (1)	148	134	10

Total package revenue	4,706	4,068	16
Freight:
U.S.	523	449	16
International priority	406	260	56
International airfreight	70	61	15

Total freight revenue	999	770	30		Percent of Revenue(3)
Other (2)	207	86	141		2010	2009

Total revenues	5,912	4,924	20		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,258	2,043	11		38.2	41.5
Purchased transportation	369	255	45		6.2	5.2
Rentals and landing fees	403	385	5		6.8	7.8
Depreciation and amortization	255	252	1		4.3	5.1
Fuel	754	571	32		12.8	11.6
Maintenance and repairs	352	261	35		6.0	5.3
Intercompany charges	513	469	9		8.7	9.5
Other	651	584	11		11.0	11.9

Total operating expenses	5,555	4,820	15		94.0%	97.9%

Operating income	$357	$104	243

Operating margin	6.0%	2.1%	390	bp

(1)	International domestic revenues include our international intra-country domestic express operations.

(2)	Other revenues include FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

(3)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including changes in fuel surcharges and economic conditions. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2010	2009	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,168	1,128	4
U.S. overnight envelope	624	617	1
U.S. deferred	846	823	3

Total U.S. domestic ADV	2,638	2,568	3

International priority	566	475	19
International domestic(2)	323	293	10

Total ADV	3,527	3,336	6

Revenue per package (yield):
U.S. overnight box	$19.65	$18.16	8
U.S. overnight envelope	10.64	10.17	5
U.S. deferred	12.01	11.23	7
U.S. domestic composite	15.07	14.02	7
International priority	53.70	51.61	4
International domestic(2)	7.04	7.05	—
Composite package yield	20.52	18.76	9
Freight Statistics(1)
Average daily freight pounds:
U.S.	6,908	6,584	5
International priority	3,027	2,142	41
International airfreight	1,240	1,297	(4)

Total average daily freight pounds	11,175	10,023	11

Revenue per pound (yield):
U.S.	$1.16	$1.05	10
International priority	2.06	1.87	10
International airfreight	0.87	0.72	21
Composite freight yield	1.38	1.18	17

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international intra-country domestic express operations.
FedEx Express Segment Revenues
FedEx Express segment revenues increased 20% in the first quarter of 2011 due to a 19% increase in IP package volume, particularly from Asia, higher U.S. domestic package yields primarily driven by an increase in fuel surcharges and a 41% increase in IP freight volumes. Growth in IP freight volume was driven by exports from Latin America, Asia and the U.S. Composite package and freight yield increased in the first quarter of 2011 primarily due to higher fuel surcharges and package weights. In addition to higher fuel surcharges and package weights, U.S. domestic package yield increased in the first quarter of 2011 due to a higher rate per pound. The increase in IP package yield was partially offset by a lower rate per pound and unfavorable exchange rates.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2010	2009

U.S. Domestic and Outbound Fuel Surcharge:
Low	7.50%	1.00%
High	10.00	6.50
Weighted-average	8.50	3.29

International Fuel Surcharges:
Low	7.50	1.00
High	14.00	12.00
Weighted-average	11.08	7.30
FedEx Express Segment Operating Income
FedEx Express segment operating income and operating margin increased during the first quarter of 2011 due to volume and yield growth, particularly in higher-margin IP package and freight services, along with a benefit from the net impact of higher fuel surcharges.
Purchased transportation costs increased 45% in the first quarter of 2011 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks and IP package and freight volume growth. Maintenance and repairs expense increased 35% in the first quarter of 2011 primarily due to an increase in aircraft maintenance expense as a result of timing of maintenance events and higher utilization of our fleet. Salaries and employee benefits expense increased 11% in the first quarter of 2011 due to volume-related increases in labor hours, higher pension and medical costs, and the reinstatement of several employee compensation programs, including higher variable incentive compensation, merit salary increases and 401(k) company-matching contributions.
Fuel costs increased 32% during the first quarter of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in the first quarter of 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2010	2009	Change		2010	2009
Revenues:
FedEx Ground	$1,839	$1,637	12
FedEx SmartPost	122	93	31

Total revenues	1,961	1,730	13		100.0%	100.0%

Operating expenses:
Salaries and employee benefits	307	282	9		15.6	16.3
Purchased transportation	782	693	13		39.9	40.1
Rentals	62	58	7		3.2	3.3
Depreciation and amortization	82	85	(4)		4.2	4.9
Fuel	1	1	—		0.1	0.1
Maintenance and repairs	44	38	16		2.2	2.2
Intercompany charges	221	184	20		11.3	10.6
Other	175	180	(3)		8.9	10.4

Total operating expenses	1,674	1,521	10		85.4%	87.9%

Operating income	$287	$209	37

Operating margin	14.6%	12.1%	250	bp

Average daily package volume
FedEx Ground	3,534	3,311	7
FedEx SmartPost	1,100	1,009	9

Revenue per package (yield)
FedEx Ground	$7.99	$7.60	5
FedEx SmartPost	$1.68	$1.41	19
FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 13% during the first quarter of 2011 due to yield and volume growth at both FedEx Ground and FedEx SmartPost.
FedEx Ground average daily volume increased during the first quarter of 2011 due to market share gains resulting from continued growth in our commercial business and our FedEx Home Delivery service. Yield improvement at FedEx Ground during the first quarter of 2011 was primarily due to higher fuel surcharges and increased package weight.
FedEx SmartPost volumes grew 9% during the first quarter of 2011 as a result of gains in market share and the introduction of new service offerings. Yields at FedEx SmartPost increased 19% during the first quarter of 2011 primarily due to lower postage costs as a result of increased deliveries to United States Postal Service (“USPS”) final destination facilities and higher fuel surcharges. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three-month periods ended August 31:

	2010	2009

Low	5.50%	2.75%
High	6.00	3.50
Weighted-average	5.83	3.00
FedEx Ground Segment Operating Income
FedEx Ground segment operating income and operating margin increased during the first quarter of 2011 due to yield and package volume growth, the net impact of higher fuel surcharges and lower self-insurance expenses. Purchased transportation costs increased 13% during the first quarter of 2011 primarily as a result of volume growth and higher fuel rates paid to our independent contractors. The increase in salaries and employee benefits expense during the first quarter of 2011 was primarily due to increased staffing at FedEx Ground and FedEx SmartPost to support volume growth and higher accruals under variable incentive compensation programs. Intercompany charges increased 20% in the first quarter of 2011 primarily due to higher allocated information technology costs.
Independent Contractor Matters
FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Although FedEx Ground believes its relationship with independent contractors is generally excellent, the company is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of the contractors is at issue. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.
FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For a description of these changes, see our Annual Report.
We anticipate continuing changes to FedEx Ground’s relationships with its contractors, the nature, timing and amount of which are dependent on the outcome of numerous future events. We do not believe that any of these changes will impair our ability to operate and profitably grow our FedEx Ground business.

FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating (loss)/income and operating margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue(2)
	2010	2009	Change		2010	2009
Revenues	$1,258	$982	28		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	600	507	18		47.7	51.6
Purchased transportation	204	118	73		16.2	12.0
Rentals	34	29	17		2.7	2.9
Depreciation and amortization	48	55	(13)		3.8	5.6
Fuel	131	94	39		10.4	9.6
Maintenance and repairs	46	34	35		3.7	3.5
Intercompany charges(1)	109	52	110		8.7	5.3
Other	102	91	12		8.1	9.3

Total operating expenses	1,274	980	30		101.3%	99.8%

Operating (loss)/income	$(16)	$2	(900)

Operating margin	(1.3)%	0.2%	(150	)bp

Average daily LTL shipments (in thousands)	91.8	71.4	29
Weight per LTL shipment (lbs)	1,134	1,109	2
LTL yield (revenue per hundredweight)	$17.32	$17.87	(3)

(1)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FCIS effective August 1, 2009. For 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.

(2)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including changes in fuel surcharges and economic conditions. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 28% during the first quarter of 2011 as a result of higher average daily LTL shipments, partially offset by lower LTL yield. The LTL freight market remains highly competitive due to excess capacity. Discounted pricing drove an increase in average daily LTL shipments of 29%, but also resulted in yield declines of 3% during the first quarter of 2011. However, yields increased 4% from the fourth quarter of 2010 as a result of our ongoing yield management programs, which include more disciplined contract pricing and reviews of lower-performing accounts for rate adjustments.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2010	2009
Low	15.10%	10.80%
High	15.60	13.10
Weighted-average	15.40	12.40

FedEx Freight Segment Operating (Loss)/Income
Discounted pricing for our LTL freight services resulted in a loss in the first quarter of 2011. Additionally, we incurred higher volume-related costs in the first quarter of 2011, including a 73% increase in purchased transportation costs.
Salaries and employee benefits expense increased 18% primarily due to increased staffing driven by higher shipment volumes and the reinstatement of several employee compensation programs, including 401(k) company-matching contributions, variable incentive compensation and merit increases. Fuel costs increased 39% during the first quarter of 2011 due to a higher average price per gallon of diesel fuel and increased fuel consumption as a result of higher shipment volumes. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in the first quarter of 2011. Maintenance and repairs expense increased 35% primarily due to higher shipment volumes. Rent expense increased 17% in the first quarter of 2011 due to an increase in equipment rentals driven by higher shipment volumes. Higher intercompany charges reflect the transfer of sales and customer service employees from the FedEx Freight segment to FedEx Services entities in August 2009.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.7 billion at August 31, 2010, compared to $2 billion at May 31, 2010. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2010	2009
Operating activities:
Net income	$380	$181
Noncash charges and credits	577	617
Changes in assets and liabilities	(161)	100

Cash provided by operating activities	796	898

Investing activities:
Capital expenditures	(1,012)	(880)
Proceeds from asset dispositions and other	3	26

Cash used in investing activities	(1,009)	(854)

Financing activities:
Principal payments on debt	(12)	(508)
Proceeds from stock issuances	8	7
Dividends paid	(38)	(34)
Other	1	(15)

Cash used in financing activities	(41)	(550)

Effect of exchange rate changes on cash	11	3

Net decrease in cash and cash equivalents	$(243)	$(503)

Cash Provided by Operating Activities. Despite the significant increase in earnings, cash flows from operating activities decreased $102 million in the first quarter of 2011 primarily due to the receipt of income tax refunds of $213 million in 2010 and income tax payments of $72 million in 2011. In addition, we made tax-deductible contributions of $118 million to our U.S. domestic pension plans (“U.S. Retirement Plans”) during the first quarter of 2011. We made no contributions to our U.S. Retirement Plans during the first quarter of 2010.

Cash Used in Investing Activities. Capital expenditures during the three months of 2011 were higher primarily due to increased spending at FedEx Express for aircraft. See “Capital Resources” for a discussion of capital expenditures during 2011 and 2010.
Debt Financing Activities. We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. During the first quarter of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at August 31, 2010. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of August 31, 2010, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Dividends. We paid cash dividends of $38 million in the first quarter of 2011 and $34 million in the first quarter of 2010. On June 7, 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on July 1, 2010 to stockholders of record as of the close of business on June 17, 2010. On August 23, 2010, our Board of Directors declared a dividend of $0.12 per share of common stock. The dividend will be paid on October 1, 2010, to stockholders of record as of the close of business on September 10, 2010. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
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
The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2010	2009	Change	Change
Aircraft and related equipment	$747	$555	$192	35
Facilities and sort equipment	70	186	(116)	(62)
Information and technology investments	71	56	15	27
Vehicles	104	56	48	86
Other equipment	20	27	(7)	(26)

Total capital expenditures	$1,012	$880	$132	15

FedEx Express segment	844	641	203	32
FedEx Ground segment	72	111	(39)	(35)
FedEx Freight segment	32	67	(35)	(52)
FedEx Services segment	64	61	3	5

Total capital expenditures	$1,012	$880	$132	15

Capital expenditures during the first quarter of 2011 were higher than the prior-year period primarily due to increased spending at FedEx Express for aircraft and related equipment (described below) and increased spending at FedEx Express for vehicles. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2011 included the delivery of two new B777Fs.
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
Our capital expenditures are expected to be approximately $3.5 billion in 2011 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at the FedEx Freight segment. We invested $747 million in aircraft and aircraft-related equipment in the first quarter of 2011 and expect to invest an additional $1.2 billion for aircraft and aircraft-related equipment during the remainder of 2011. Aircraft-related capital outlays include the new B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft types they are replacing. Also, subsequent to August 31, 2010, we entered into an agreement to acquire one MD11 aircraft and expect to take delivery of this aircraft in 2011. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
In September 2010, we made $40 million in required contributions to our U.S. Retirement Plans. Our U.S. Retirement Plans have ample funds to meet expected benefit payments. For 2011, we have approximately $360 million in remaining required contributions to our U.S. Retirement Plans.
Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of August 31, 2010. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2010. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2011 (1)	2012	2013	2014	2015	Thereafter	Total

Operating activities:
Operating leases	$1,389	$1,650	$1,485	$1,315	$1,226	$7,075	$14,140
Non-capital purchase obligations and other	168	176	77	15	12	143	591
Interest on long-term debt	84	125	98	97	78	1,737	2,219
Quarterly contributions to our U.S. Retirement Plans	400	—	—	—	—	—	400

Investing activities:
Aircraft and aircraft-related capital commitments (2)	605	849	641	480	493	1,431	4,499
Other capital purchase obligations	119	2	—	—	—	—	121

Financing activities:
Debt	250	—	300	250	—	990	1,790
Capital lease obligations	6	8	119	2	1	14	150

Total	$3,021	$2,810	$2,720	$2,159	$1,810	$11,390	$23,910

(1)	Cash obligations for the remainder of 2011.

(2)	Subsequent to August 31, 2010, we entered into an agreement to acquire one MD11 aircraft and expect to take delivery of this aircraft in 2011. This aircraft is not included in the table above.
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2010.
Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($83 million) is excluded from the table.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.
Included in the table above are anticipated quarterly contributions to our U.S. Retirement Plans totaling approximately $400 million for the remainder of 2011 ($40 million of which was paid in September 2010).

Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2011, we have scheduled debt payments of $256 million, which includes $250 million of principal payments on our 7.25% unsecured notes maturing in February 2011, and principal and interest payments on capital leases.
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
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2010, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing.
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
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;
•	adverse weather conditions or natural disasters, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations;
•	the outcome of negotiations to reach a new collective bargaining agreement with the union that represents the pilots of FedEx Express; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 31, 2010, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations has been more significant with respect to our revenues rather than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2011, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2010; however, this weakening did not have a material effect on our results of operations.
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
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 8 of the accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2
Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

FEDEX CORPORATION
Date: September 17, 2010	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2
Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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