Form 10-Q
period 2010-11-30
FEDEX CORP
filed 2010-12-17
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 15, 2010
Common Stock, par value $0.10 per share	315,020,546

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2010 and May 31, 2010	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	24

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	49

ITEM 4. Controls and Procedures	49

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	50

ITEM 1A. Risk Factors	50

ITEM 6. Exhibits	51

Signature	52

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2010	May 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,877	$1,952
Receivables, less allowances of $172 and $166	4,279	4,163
Spare parts, supplies and fuel, less allowances of $165 and $170	400	389
Deferred income taxes	540	529
Prepaid expenses and other	302	251

Total current assets	7,398	7,284

PROPERTY AND EQUIPMENT, AT COST	32,720	31,302
Less accumulated depreciation and amortization	17,454	16,917

Net property and equipment	15,266	14,385

OTHER LONG-TERM ASSETS
Goodwill	2,224	2,200
Other assets	1,205	1,033

Total other long-term assets	3,429	3,233

	$26,093	$24,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2010	May 31,
	(Unaudited)	2010
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$251	$262
Accrued salaries and employee benefits	1,231	1,146
Accounts payable	1,561	1,522
Accrued expenses	1,820	1,715

Total current liabilities	4,863	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,667	1,668

OTHER LONG-TERM LIABILITIES
Deferred income taxes	976	891
Pension, postretirement healthcare and other benefit obligations	1,731	1,705
Self-insurance accruals	969	960
Deferred lease obligations	913	804
Deferred gains, principally related to aircraft transactions	257	267
Other liabilities	156	151

Total other long-term liabilities	5,002	4,778

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 315 million shares issued as of November 30, 2010 and 314 million shares issued as of May 31, 2010	31	31
Additional paid-in capital	2,343	2,261
Retained earnings	14,515	13,966
Accumulated other comprehensive loss	(2,316)	(2,440)
Treasury stock, at cost	(12)	(7)

Total common stockholders’ investment	14,561	13,811

	$26,093	$24,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

REVENUES	$9,632	$8,596	$19,089	$16,605

OPERATING EXPENSES:
Salaries and employee benefits	3,779	3,424	7,582	6,801
Purchased transportation	1,390	1,155	2,717	2,209
Rentals and landing fees	628	593	1,229	1,171
Depreciation and amortization	502	487	981	982
Fuel	938	744	1,825	1,410
Maintenance and repairs	473	410	990	811
Impairment and other charges	67	—	67	—
Other	1,386	1,212	2,601	2,335

	9,163	8,025	17,992	15,719

OPERATING INCOME	469	571	1,097	886

OTHER INCOME (EXPENSE):
Interest, net	(23)	(15)	(41)	(33)
Other, net	(9)	(9)	(16)	(12)

	(32)	(24)	(57)	(45)

INCOME BEFORE INCOME TAXES	437	547	1,040	841

PROVISION FOR INCOME TAXES	154	202	377	315

NET INCOME	$283	$345	$663	$526

EARNINGS PER COMMON SHARE:
Basic	$0.90	$1.10	$2.11	$1.68

Diluted	$0.89	$1.10	$2.09	$1.68

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2010	2009

Operating Activities:
Net income	$663	$526
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	981	982
Provision for uncollectible accounts	66	68
Stock-based compensation	56	58
Deferred income taxes and other noncash items	140	50
Changes in assets and liabilities:
Receivables	(79)	(408)
Other assets	(53)	240
Accounts payable and other liabilities	253	304
Other, net	(16)	(463)

Cash provided by operating activities	2,011	1,357

Investing Activities:
Capital expenditures	(2,059)	(1,549)
Proceeds from asset dispositions and other	7	33

Cash used in investing activities	(2,052)	(1,516)

Financing Activities:
Principal payments on debt	(12)	(625)
Proceeds from stock issuances	25	24
Excess tax benefit on the exercise of stock options	4	5
Dividends paid	(76)	(69)
Other, net	—	(16)

Cash used in financing activities	(59)	(681)

Effect of exchange rate changes on cash	25	13

Net decrease in cash and cash equivalents	(75)	(827)
Cash and cash equivalents at beginning of period	1,952	2,292

Cash and cash equivalents at end of period	$1,877	$1,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2010. Accordingly, significant accounting policies and other disclosures normally provided have been omitted because such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2010, the results of our operations for the three- and six-month periods ended November 30, 2010 and 2009 and cash flows for the six-month periods ended November 30, 2010 and 2009. Operating results for the three- and six-month periods ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2011 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in August 2010 and are ongoing. We cannot estimate the financial impact, if any, that the results of these negotiations may have on our future results of operations.
BUSINESS ACQUISITIONS. On November 2, 2010, FedEx Express entered into an agreement to acquire the logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate, Unifreight India Pvt. Ltd. Additionally, on December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, SA de CV (MultiPack), a Mexican domestic express package delivery company. Once completed, these acquisitions will give us more robust domestic transportation and related capabilities in these important global markets. These acquisitions will be funded with cash from operations and are expected to be completed during 2011, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2011 results.
BUSINESS REALIGNMENT. In September 2010, we announced the combination of our FedEx Freight and FedEx National LTL operations. This action, which will be effective January 30, 2011, will increase efficiencies, reduce operational costs and provide customers both priority and economy less-than-truckload (“LTL”) freight services across all lengths of haul from one integrated company. The estimated cost of this program is now expected to be $140 to $170 million, down from our initial forecast. The actions to combine these operations began in the second quarter of 2011 and resulted in $86 million of costs incurred during the quarter. Of these costs, $67 million primarily relate to accrued severance expenses and impairment charges on assets to be sold, which were recorded in the “Impairment and other charges” caption of the condensed consolidated income statement. In addition, we recorded $14 million in accelerated depreciation expense due to a change in the estimated useful life of certain assets impacted by the combination of these operations. No amounts recorded related to severance accruals were paid during the quarter and these amounts will be paid during the third quarter of 2011 following the combination of these operations. The cash outlays related to these actions are immaterial and the estimates recorded are not subject to any material risk of change.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.
Our stock-based compensation expense was $22 million for the three-month period ended November 30, 2010 and $56 million for the six-month period ended November 30, 2010. Our stock-based compensation expense was $23 million for the three-month period ended November 30, 2009 and $58 million for the six-month period ended November 30, 2009. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
DIVIDENDS DECLARED PER COMMON SHARE. On November 8, 2010, our Board of Directors declared a dividend of $0.12 per share of common stock. The dividend was paid on December 17, 2010 to stockholders of record as of the close of business on November 22, 2010. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2010	2009

Net income	$283	$345
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $11 in 2010 and $3 in 2009	44	28
Amortization of unrealized pension actuarial gains/losses, net of tax of $15 in 2010 and $1 in 2009	26	1

Comprehensive income	$353	$374

	Six Months Ended
	2010	2009

Net income	$663	$526
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $17 in 2010 and $11 in 2009	72	37
Amortization of unrealized pension actuarial gains/losses, net of tax of $31 in 2010 and $1 in 2009	52	2

Comprehensive income	$787	$565

(3) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. As of November 30, 2010, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2010. We are in compliance with this covenant and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity.
Long-term debt, exclusive of capital leases, had a carrying value of $1.8 billion compared with an estimated fair value of $2.1 billion at November 30, 2010 and May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
(4) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Basic earnings per common share:
Net earnings allocable to common shares	$282	$345	$661	$525
Weighted-average common shares	314	312	314	312

Basic earnings per common share	$0.90	$1.10	$2.11	$1.68

Diluted earnings per common share:
Net earnings allocable to common shares	$282	$345	$661	$525

Weighted-average common shares	314	312	314	312
Dilutive effect of share-based awards	2	2	2	1

Weighted-average diluted shares	316	314	316	313
Diluted earnings per common share	$0.89	$1.10	$2.09	$1.68

Anti-dilutive options excluded from diluted earnings per common share	11.2	9.5	11.3	13.5

(5) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
U.S. domestic and international pension plans	$134	$76	$275	$151
U.S. domestic and international defined contribution plans	51	23	105	45
Postretirement healthcare plans	15	10	30	21

	$200	$109	$410	$217

The three- and six-month periods ended November 30, 2010 reflect higher retirement plans costs due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date and higher expenses for our 401(k) plans due to the partial reinstatement of the company-matching contributions on January 1, 2010. We will fully restore the company match for all of our 401(k) plans effective January 1, 2011.
Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Pension Plans
Service cost	$130	$104	$260	$208
Interest cost	225	205	449	411
Expected return on plan assets	(265)	(238)	(530)	(477)
Recognized actuarial losses and other	44	5	96	9

	$134	$76	$275	$151

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Postretirement Healthcare Plans
Service cost	$7	$6	$15	$12
Interest cost	9	7	17	15
Recognized actuarial gains and other	(1)	(3)	(2)	(6)

	$15	$10	$30	$21

Contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) for the six-month periods ended November 30 were as follows (in millions):

	2010	2009
Required	$158	$118
Voluntary	—	495

	$158	$613

In 2010, we contributed an aggregate of $848 million to these plans. Our U.S. Retirement Plans have ample funds to meet expected benefit payments. Amounts contributed in excess of the minimum required have resulted in a credit balance for funding purposes, which can be used to meet minimum contribution requirements in future years. For the remainder of 2011, we anticipate making required contributions to our U.S. Retirement Plans totaling approximately $322 million, a reduction from 2010 due to the use of a portion of our credit balance.
(6) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and the FedEx Freight LTL Group, which comprises the FedEx Freight and FedEx National LTL businesses of FedEx Freight Corporation, a leading U.S. provider of LTL freight services.

Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (global trade services)
FedEx SupplyChain Systems (logistics services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx SmartPost (small-parcel consolidator)

FedEx Freight Segment	FedEx Freight LTL Group:
FedEx Freight (fast-transit LTL freight transportation)
FedEx National LTL (economical LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Corporate Services, Inc. (“FedEx Services”) (sales, marketing and information technology functions)
FedEx Office and Print Services, Inc. (“FedEx Office”) (document and business services and package acceptance)
FedEx TechConnect, formerly FedEx Customer Information Services (customer service, technical support, billings and collections)
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FedEx TechConnect, which is responsible for customer service, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.
Effective December 1, 2010, FedEx Customer Information Services was renamed FedEx TechConnect to better reflect our goal of providing integrated customer-service solutions and revenue systems. In addition to the existing functions performed, FedEx TechConnect will also offer technical support and repair services for non-FedEx equipment, such as computers, scanners, printers and handheld devices, thereby broadening our portfolio of business services.
The FedEx Services segment provides direct and indirect support to our transportation businesses, and we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments in Management’s Discussion and Analysis of Operations and Financial Condition reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.
The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated income statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Revenues
FedEx Express segment	$5,992	$5,314	$11,904	$10,238
FedEx Ground segment	2,077	1,837	4,038	3,567
FedEx Freight segment	1,221	1,068	2,479	2,050
FedEx Services segment	434	465	849	916
Other and eliminations	(92)	(88)	(181)	(166)

	$9,632	$8,596	$19,089	$16,605

Operating Income (Loss)
FedEx Express segment	$264	$345	$621	$449
FedEx Ground segment	296	238	583	447
FedEx Freight segment	(91)	(12)	(107)	(10)

	$469	$571	$1,097	$886

(7) Commitments
As of November 30, 2010, our purchase commitments under various contracts for the remainder of 2011 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related(2)	Other(3)	Total

2011 (remainder)	$186	$156	$459	$801
2012	986	4	183	1,173
2013	724	—	83	807
2014	480	—	20	500
2015	493	—	12	505
Thereafter	1,431	—	143	1,574

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees to no longer be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2011, a total of $322 million of quarterly contributions to our U.S. Retirement Plans.
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

We had $610 million in deposits and progress payments as of November 30, 2010 (an increase of $173 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2010, with the year of expected delivery:

	B777F(1)	B757	Total

2011 (remainder)	1	9	10
2012	6	9	15
2013	6	—	6
2014	3	—	3
2015	3	—	3
Thereafter	10	—	10

Total	29	18	47

(1)	Our obligation to purchase 15 of these B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees to no longer be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011 (remainder)	$4	$393	$659	$1,052
2012	8	504	1,199	1,703
2013	119	499	1,042	1,541
2014	2	473	887	1,360
2015	2	455	807	1,262
Thereafter	14	2,003	5,292	7,295

Total	149	$4,327	$9,886	$14,213

Less amount representing interest	20

Present value of net minimum lease payments	$129

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

In September 2008, in Tidd v. Adecco USA, Kelly Services and FedEx Ground, a Massachusetts federal court conditionally certified a class limited to individuals who were employed by two temporary employment agencies and who worked as temporary pick-up-and-delivery drivers for FedEx Ground in the New England region within the past three years. Potential claimants must voluntarily “opt in” to the lawsuit in order to be considered part of the class. In addition, in the same opinion, the court granted summary judgment in favor of FedEx Ground with respect to the plaintiffs’ claims for unpaid overtime wages. The court has since granted judgment in favor of the other two defendants with respect to the overtime claims. Accordingly, the conditionally certified class of plaintiffs is now limited to a claim of failure to pay minimum wage due under the federal Fair Labor Standards Act.
In April 2009, in Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of FedEx Express couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that FedEx Express violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. The U.S. Court of Appeals for the Ninth Circuit has refused to accept a discretionary appeal of the class certification order at this time.
In September 2009, in Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed linehaul services since June 2003. The plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks. The case has been removed to federal court in California, and trial is currently scheduled for July 2011.
These class certification rulings do not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. Given the nature and status of these lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any. However, we do not believe that any loss is probable in these lawsuits.
Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 30 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now granted FedEx Ground’s motions for summary judgment and entered judgment in favor of FedEx Ground on all claims in 19 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of the following states: Alabama, Arizona, Florida, Georgia, Indiana, Kansas (the court’s previous dismissal without prejudice of the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiffs’ failure to exhaust administrative remedies has been appealed), Louisiana, Maryland, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah, West Virginia and Wisconsin.
In the other nine certified class actions in the multidistrict litigation, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim in three of the cases (filed in Kentucky, Nevada and New Hampshire) and then remanded all nine cases back to district court in the following states for resolution of the remaining claims: Arkansas, California, Kentucky, Nevada, New Hampshire, Ohio, Oregon (two certified classes) and Texas.

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
In August 2010, another one of the contractor-model lawsuits that is not part of the multidistrict litigation, Rascon v. FedEx Ground, was certified as a class action by a Colorado state court. The plaintiff in Rascon represents a class of single-route, pickup-and-delivery owner-operators in Colorado who drove vehicles weighing less than 10,001 pounds at any time from August 27, 2005 through the present. The lawsuit seeks unpaid overtime compensation, and related penalties and attorneys’ fees and costs, under Colorado law. Our applications for appeal challenging this class certification decision have been rejected.
Other contractor-model cases that are not or are no longer part of the multidistrict litigation are in varying stages of litigation.
With respect to the state administrative proceedings relating to the classification of FedEx Ground’s owner-operators as independent contractors, during the second quarter of 2011, the attorneys general in New York and Kentucky each filed lawsuits against FedEx Ground challenging the validity of the contractor model.
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
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its lawsuit against FedEx Express and awarded damages of $66 million. The suit was filed in Indiana federal court and alleged that we had breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. While we do not agree with the verdict or the amount of damages awarded and are appealing the matter, accounting standards require accrual of the $66 million loss.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the six-month periods ended November 30 (in millions):

	2010	2009
Cash payments for:
Interest (net of capitalized interest)	$45	$46

Income taxes	$340	$113
Income tax refunds received	(11)	(275)

Cash tax payments, net	$329	$(162)

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
November 30, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,162	$268	$503	$(56)	$1,877
Receivables, less allowances	2	3,435	880	(38)	4,279
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	43	611	48	—	702
Deferred income taxes	—	507	47	(14)	540

Total current assets	1,207	4,821	1,478	(108)	7,398

PROPERTY AND EQUIPMENT, AT COST	24	30,389	2,307	—	32,720
Less accumulated depreciation and amortization	18	16,239	1,197	—	17,454

Net property and equipment	6	14,150	1,110	—	15,266

INTERCOMPANY RECEIVABLE	—	—	1,087	(1,087)	—
GOODWILL	—	1,552	672	—	2,224
INVESTMENT IN SUBSIDIARIES	14,586	2,768	—	(17,354)	—
OTHER ASSETS	1,496	980	94	(1,365)	1,205

	$17,295	$24,271	$4,441	$(19,914)	$26,093

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$1	$—	$—	$251
Accrued salaries and employee benefits	41	1,010	180	—	1,231
Accounts payable	43	1,216	396	(94)	1,561
Accrued expenses	75	1,530	215	—	1,820

Total current liabilities	409	3,757	791	(94)	4,863

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	667	—	—	1,667
INTERCOMPANY PAYABLE	499	588	—	(1,087)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,355	—	(1,379)	976
Other liabilities	826	3,055	145	—	4,026

Total other long-term liabilities	826	5,410	145	(1,379)	5,002

STOCKHOLDERS’ INVESTMENT	14,561	13,849	3,505	(17,354)	14,561

	$17,295	$24,271	$4,441	$(19,914)	$26,093

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,310	$258	$443	$(59)	$1,952
Receivables, less allowances	1	3,425	782	(45)	4,163
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	5	581	54	—	640
Deferred income taxes	—	492	37	—	529

Total current assets	1,316	4,756	1,316	(104)	7,284

PROPERTY AND EQUIPMENT, AT COST	23	29,193	2,086	—	31,302
Less accumulated depreciation and amortization	18	15,801	1,098	—	16,917

Net property and equipment	5	13,392	988	—	14,385

INTERCOMPANY RECEIVABLE	—	—	1,132	(1,132)	—
GOODWILL	—	1,551	649	—	2,200
INVESTMENT IN SUBSIDIARIES	13,850	2,619	—	(16,469)	—
OTHER ASSETS	1,527	801	99	(1,394)	1,033

	$16,698	$23,119	$4,184	$(19,099)	$24,902

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$12	$—	$—	$262
Accrued salaries and employee benefits	36	955	155	—	1,146
Accounts payable	8	1,196	422	(104)	1,522
Accrued expenses	47	1,488	180	—	1,715

Total current liabilities	341	3,651	757	(104)	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	668	—	—	1,668
INTERCOMPANY PAYABLE	702	430	—	(1,132)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,253	32	(1,394)	891
Other liabilities	844	2,921	122	—	3,887

Total other long-term liabilities	844	5,174	154	(1,394)	4,778

STOCKHOLDERS’ INVESTMENT	13,811	13,196	3,273	(16,469)	13,811

	$16,698	$23,119	$4,184	$(19,099)	$24,902

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$8,002	$1,718	$(88)	$9,632

OPERATING EXPENSES:
Salaries and employee benefits	26	3,216	537	—	3,779
Purchased transportation	—	970	447	(27)	1,390
Rentals and landing fees	1	564	64	(1)	628
Depreciation and amortization	—	443	59	—	502
Fuel	—	891	47	—	938
Maintenance and repairs	—	440	33	—	473
Impairment and other charges	—	17	50	—	67
Intercompany charges, net	(58)	(80)	138	—	—
Other	31	1,137	278	(60)	1,386

	—	7,598	1,653	(88)	9,163

OPERATING INCOME	—	404	65	—	469

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	283	23	—	(306)	—
Interest, net	(23)	1	(1)	—	(23)
Intercompany charges, net	28	(34)	6	—	—
Other, net	(5)	(3)	(1)	—	(9)

INCOME BEFORE INCOME TAXES	283	391	69	(306)	437

Provision for income taxes	—	138	16	—	154

NET INCOME	$283	$253	$53	$(306)	$283

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,240	$1,442	$(86)	$8,596

OPERATING EXPENSES:
Salaries and employee benefits	26	2,935	463	—	3,424
Purchased transportation	—	837	341	(23)	1,155
Rentals and landing fees	1	534	58	—	593
Depreciation and amortization	1	436	50	—	487
Fuel	—	707	37	—	744
Maintenance and repairs	—	379	31	—	410
Intercompany charges, net	(53)	(56)	109	—	—
Other	25	995	255	(63)	1,212

	—	6,767	1,344	(86)	8,025

OPERATING INCOME	—	473	98	—	571

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	345	42	—	(387)	—
Interest, net	(23)	12	(4)	—	(15)
Intercompany charges, net	28	(36)	8	—	—
Other, net	(5)	(4)	—	—	(9)

INCOME BEFORE INCOME TAXES	345	487	102	(387)	547

Provision for income taxes	—	167	35	—	202

NET INCOME	$345	$320	$67	$(387)	$345

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$15,895	$3,364	$(170)	$19,089

OPERATING EXPENSES:
Salaries and employee benefits	64	6,465	1,053	—	7,582
Purchased transportation	—	1,890	879	(52)	2,717
Rentals and landing fees	2	1,101	128	(2)	1,229
Depreciation and amortization	—	875	106	—	981
Fuel	—	1,732	93	—	1,825
Maintenance and repairs	—	923	67	—	990
Impairment and other charges	—	17	50	—	67
Intercompany charges, net	(129)	(172)	301	—	—
Other	63	2,123	531	(116)	2,601

	—	14,954	3,208	(170)	17,992

OPERATING INCOME	—	941	156	—	1,097

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	663	49	—	(712)	—
Interest, net	(47)	9	(3)	—	(41)
Intercompany charges, net	55	(69)	14	—	—
Other, net	(8)	(7)	(1)	—	(16)

INCOME BEFORE INCOME TAXES	663	923	166	(712)	1,040

Provision for income taxes	—	334	43	—	377

NET INCOME	$663	$589	$123	$(712)	$663

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$14,091	$2,670	$(156)	$16,605

OPERATING EXPENSES:
Salaries and employee benefits	49	5,828	924	—	6,801
Purchased transportation	—	1,633	612	(36)	2,209
Rentals and landing fees	2	1,054	116	(1)	1,171
Depreciation and amortization	1	874	107	—	982
Fuel	—	1,338	72	—	1,410
Maintenance and repairs	—	751	60	—	811
Intercompany charges, net	(100)	(29)	129	—	—
Other	48	1,925	481	(119)	2,335

	—	13,374	2,501	(156)	15,719

OPERATING INCOME	—	717	169	—	886

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	526	76	—	(602)	—
Interest, net	(52)	26	(7)	—	(33)
Intercompany charges, net	59	(75)	16	—	—
Other, net	(7)	(4)	(1)	—	(12)

INCOME BEFORE INCOME TAXES	526	740	177	(602)	841

Provision for income taxes	—	255	60	—	315

NET INCOME	$526	$485	$117	$(602)	$526

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6)	$1,755	$259	$3	$2,011

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,968)	(90)	—	(2,059)
Proceeds from asset dispositions and other	—	6	1	—	7

CASH USED IN INVESTING ACTIVITIES	(1)	(1,962)	(89)	—	(2,052)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(94)	100	(6)	—	—
Payment on loan between subsidiaries	—	113	(113)	—	—
Intercompany dividends	—	5	(5)	—	—
Principal payments on debt	—	(12)	—	—	(12)
Proceeds from stock issuances	25	—	—	—	25
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(76)	—	—	—	(76)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(141)	206	(124)	—	(59)

Effect of exchange rate changes on cash	—	11	14	—	25

Net (decrease) increase in cash and cash equivalents	(148)	10	60	3	(75)
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$1,162	$268	$503	$(56)	$1,877

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(333)	$1,373	$353	$(36)	$1,357

INVESTING ACTIVITIES
Capital expenditures	—	(1,446)	(103)	—	(1,549)
Proceeds from asset dispositions and other	—	32	1	—	33

CASH USED IN INVESTING ACTIVITIES	—	(1,414)	(102)	—	(1,516)

FINANCING ACTIVITIES
Net transfers from (to) Parent	54	55	(109)	—	—
Payment on loan between subsidiaries	—	35	(35)	—	—
Intercompany dividends	—	70	(70)	—	—
Principal payments on debt	(500)	(125)	—	—	(625)
Proceeds from stock issuances	24	—	—	—	24
Excess tax benefit on the exercise of stock options	5	—	—	—	5
Dividends paid	(69)	—	—	—	(69)
Other, net	(16)	—	—	—	(16)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(502)	35	(214)	—	(681)

Effect of exchange rate changes on cash	—	6	7	—	13

Net (decrease) increase in cash and cash equivalents	(835)	—	44	(36)	(827)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$933	$272	$348	$(88)	$1,465

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
December 17, 2010

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2010 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues	$9,632	$8,596	12		$19,089	$16,605	15

Operating income	469	571	(18)		1,097	886	24

Operating margin	4.9%	6.6%	(170	)bp	5.7%	5.3%	40	bp

Net income	$283	$345	(18)		$663	$526	26

Diluted earnings per share	$0.89	$1.10	(19)		$2.09	$1.68	24
The following table shows changes in revenues and operating income by reportable segment for the three- and six-month periods ended November 30, 2010 compared to November 30, 2009 (dollars in millions):

					Change in		Percent change in
	Change in		Percent change in		Operating Income		Operating Income
	Revenues		Revenue		(Loss)		(Loss)
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
FedEx Express segment	$678	$1,666	13	16	$(81)	$172	(23)	38
FedEx Ground segment	240	471	13	13	58	136	24	30
FedEx Freight segment	153	429	14	21	(79)	(97)	(658)	(970)
FedEx Services segment	(31)	(67)	(7)	(7)	—	—	—	—
Other and eliminations	(4)	(15)	NM	NM	—	—	—	—

	$1,036	$2,484	12	15	$(102)	$211	(18)	24

Overview
Despite continued growth in revenue driven by solid demand and yield improvements in our transportation segments, operating income and operating margin decreased in the second quarter of 2011. Two special charges incurred during the quarter and higher operating expenses significantly impacted earnings.
Our second quarter 2011 results included $86 million in costs related to the previously announced combination of our FedEx Freight and FedEx National LTL operations (discussed below) and a $66 million reserve associated with an adverse jury decision in the ATA Airlines lawsuit against FedEx Express. The net impact on second quarter earnings of these two charges was $0.27 per diluted share after considering the effect of variable incentive compensation accruals. In addition, our prior year second quarter results included a $54 million benefit from plan design changes to a self insurance program at FedEx Express from a remeasurement of the plan liabilities. The net benefit of this credit to last year’s second quarter earnings per diluted share was $0.05 after considering the effect of variable incentive compensation accruals.

In addition to the above charges, our 2011 second quarter earnings were negatively impacted by higher compensation and benefits due to reinstatement of compensation programs curtailed during the recession and higher pension costs. Higher maintenance and repairs expenses also reduced our earnings in the second quarter of 2011. A positive year-over-year net benefit from changes in fuel surcharges and fuel prices partially offset the impact of these items on our second quarter earnings.
Our revenues increased for the second quarter and first half of 2011 due to higher volumes across all of our transportation segments, particularly in FedEx International Priority (“IP”) package shipments at FedEx Express. FedEx Express U.S. domestic package and FedEx Ground yields improved during the second quarter and first half of 2011 due to higher package rates and fuel surcharges. FedEx Express IP package yields improved during the second quarter and first half of 2011 due to higher package weights and fuel surcharges.
In September 2010, we announced the combination of our FedEx Freight and FedEx National LTL operations. This action, which will be effective January 30, 2011, will increase efficiencies, reduce operational costs and provide customers both priority and economy LTL freight services across all lengths of haul from one integrated company. The estimated cost of this program is now expected to be $140 to $170 million, down from our initial forecast. The actions to combine these operations began in the second quarter of 2011 and resulted in $86 million of costs incurred during the quarter. Of these costs, $67 million primarily relate to accrued severance expenses and impairment charges on assets to be sold, which were recorded in the “Impairment and other charges” caption of the condensed consolidated income statement. In addition, we recorded $14 million in accelerated depreciation expense due to a change in the estimated useful life of certain assets impacted by the combination of these operations.

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
Revenue
Revenues increased 12% during the second quarter of 2011 and 15% for the first half of 2011 due to volume and yield increases across all of our transportation segments. At FedEx Express, IP package volume increased 11% in the second quarter of 2011 and 15% in the first half of 2011 led by growth in Asia, while U.S. domestic package yields increased 5% in the second quarter of 2011 and 6% in the first half of 2011 primarily due to a higher rate per pound and higher fuel surcharges. At the FedEx Ground segment, revenues increased 13% for the second quarter and first half of 2011 due to volume and yield growth at both FedEx Ground and FedEx SmartPost. Revenues at FedEx Freight increased 14% during the second quarter of 2011 and 21% for the first half of 2011 driven by growth in average daily LTL shipments and higher yield. Our ongoing yield management plan to improve pricing in our LTL businesses had a positive impact during the quarter, as the performance of the FedEx Freight segment is continuing to stabilize, with yields increasing 7% year over year in the second quarter of 2011 and improving 5% from the first quarter of 2011.

Operating Income
The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	$3,779	$3,424	$7,582	$6,801
Purchased transportation	1,390	1,155	2,717	2,209
Rentals and landing fees	628	593	1,229	1,171
Depreciation and amortization	502	487	981	982
Fuel	938	744	1,825	1,410
Maintenance and repairs	473	410	990	811
Impairment and other charges(1)	67	—	67	—
Other	1,386	1,212	2,601	2,335

Total operating expenses	$9,163	$8,025	$17,992	$15,719

(1)	Represents charges associated with the combination of FedEx Freight and FedEx National LTL operations, which will be effective January 30, 2011.

	Percent of Revenue		Percent of Revenue
	Three Months Ended 2010	Three Months Ended 2009	Six Months Ended 2010	Six Months Ended 2009
Operating expenses:
Salaries and employee benefits	39.2%	39.8%	39.7%	41.0%
Purchased transportation	14.4	13.4	14.2	13.3
Rentals and landing fees	6.5	6.9	6.4	7.0
Depreciation and amortization	5.2	5.7	5.2	5.9
Fuel	9.8	8.7	9.6	8.5
Maintenance and repairs	4.9	4.8	5.2	4.9
Impairment and other charges	0.7	—	0.4	—
Other	14.4	14.1	13.6	14.1

Total operating expenses	95.1	93.4	94.3	94.7

Operating margin	4.9%	6.6%	5.7%	5.3%

Operating income and operating margin declined for the second quarter of 2011 due to the charges described above, as well as higher salaries and employee benefits. Operating income and operating margin increased for the first half of 2011, as increased revenues more than offset the higher expenses noted below.
Salaries and employee benefits increased 10% in the second quarter and 11% in the first half of 2011 due to the reinstatement of merit salary increases, increases in pension costs, the partial reinstatement of 401(k) company-matching contributions effective January 1, 2010 and increases in variable incentive compensation. Purchased transportation costs increased 20% in the second quarter of 2011 and 23% in the first half of 2011 due to volume growth at all of our transportation segments, as well as higher rates paid to our independent contractors at FedEx Ground. Maintenance and repairs expense increased 15% in the second quarter of 2011 and 22% in the first half of 2011 primarily due to an increase in aircraft maintenance events as a result of timing and higher utilization of our fleet driven by increased volumes.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense increased 26% during the second quarter of 2011 and 29% for the first half of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Fuel surcharges more than offset incremental fuel costs for the second quarter and first half of 2011, based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges.
Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and first half of 2011 and 2010 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 35.3% for the second quarter of 2011 and 36.3% for the first half of 2011, compared with 36.9% for the second quarter of 2010 and 37.4% for the first half of 2010. Our lower effective tax rates in the second quarter and first half of 2011 were driven primarily by the benefit derived from increases in international earnings, which are generally taxed at lower rates than in the U.S. For the remainder of 2011, we expect the effective tax rate to be 36.0% to 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of November 30, 2010, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2010. The Internal Revenue Service is currently auditing our 2007 through 2009 consolidated U.S. income tax returns.
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

Business Acquisitions
On November 2, 2010, FedEx Express entered into an agreement to acquire the logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate, Unifreight India Pvt. Ltd. Additionally, on December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, SA de CV (MultiPack), a Mexican domestic express package delivery company. Once completed, these acquisitions will give us more robust domestic transportation and related capabilities in these important global markets. These acquisitions will be funded with cash from operations and are expected to be completed during 2011, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2011 results.
Outlook
We anticipate volume growth at FedEx Express and FedEx Ground and positive yield trends across our transportation segments during the second half of 2011. Our on-going yield improvement activities, including general rate increases and changes to our dimensional weight pricing, will continue to be a major focus in the second half of 2011. However, as we continue to take actions to improve yields within our FedEx Freight segment, we expect that segment’s volume growth to moderate as we transition lower yielding volumes out of our LTL network. We expect revenue growth to be partially offset by cost increases associated with higher aircraft maintenance, increased pension costs and continued investments in our employees, as we complete the reinstatement of compensation and benefit programs curtailed during the recession. We will also incur additional charges associated with our realignment of the FedEx Freight segment. Our expectations are based on a continued recovery in global economic conditions, moderate near-term growth in the U.S. and stable fuel prices.
For the remainder of 2011, we will continue to make strategic investments in aircraft, including the Boeing 777 Freighter (“B777F”) and Boeing 757 (“B757”) aircraft, which are substantially more fuel-efficient per unit than the aircraft types that they are replacing. We are committed to investing in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth as global economic conditions continue to improve. For additional details on key 2011 capital projects, refer to the “Liquidity Outlook” section of this MD&A.
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
The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in August 2010 and are ongoing. We cannot estimate the financial impact, if any, that the results of these negotiations may have on our future results of operations.
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
FedEx Office (document and business services and package acceptance)
FedEx TechConnect, formerly FedEx Customer Information Services (customer service, technical support, billings and collections)
FEDEX SERVICES SEGMENT
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FedEx TechConnect, which is responsible for customer service, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.
Effective December 1, 2010, FedEx Customer Information Services was renamed FedEx TechConnect to better reflect our goal of providing integrated customer-service solutions and revenue systems. In addition to the existing functions performed, FedEx TechConnect will also offer technical support and repair services for non-FedEx equipment, such as computers, scanners, printers and handheld devices, thereby broadening our portfolio of business services.
The FedEx Services segment provides direct and indirect support to our transportation businesses, and we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.

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
OTHER INTERSEGMENT TRANSACTIONS
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues:
Package:
U.S. overnight box	$1,489	$1,372	9		$2,980	$2,703	10
U.S. overnight envelope	416	395	5		848	803	6
U.S. deferred	666	626	6		1,327	1,227	8

Total U.S. domestic package revenue	2,571	2,393	7		5,155	4,733	9

International priority	2,009	1,763	14		3,983	3,357	19
International domestic (1)	165	151	9		313	285	10

Total package revenue	4,745	4,307	10		9,451	8,375	13
Freight:
U.S.	530	490	8		1,053	939	12
International priority	435	321	36		841	581	45
International airfreight	69	63	10		139	124	12

Total freight revenue	1,034	874	18		2,033	1,644	24
Other (2)	213	133	60		420	219	92

Total revenues	5,992	5,314	13		11,904	10,238	16
Operating expenses:
Salaries and employee benefits	2,253	2,036	11		4,511	4,079	11
Purchased transportation	388	283	37		757	538	41
Rentals and landing fees	427	396	8		830	781	6
Depreciation and amortization	265	251	6		520	503	3
Fuel	802	638	26		1,556	1,209	29
Maintenance and repairs	320	267	20		672	528	27
Intercompany charges	512	470	9		1,025	939	9
Other	761	628	21		1,412	1,212	17

Total operating expenses	5,728	4,969	15		11,283	9,789	15

Operating income	$264	$345	(23)		$621	$449	38

Operating margin	4.4%	6.5%	(210	)bp	5.2%	4.4%	80	bp

(1)	International domestic revenues include our international intra-country domestic express operations.

(2)	Other revenues include FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	37.6%	38.3%	37.9%	39.8%
Purchased transportation	6.5	5.3	6.3	5.3
Rentals and landing fees	7.1	7.5	7.0	7.6
Depreciation and amortization	4.4	4.7	4.4	4.9
Fuel	13.4	12.0	13.1	11.8
Maintenance and repairs	5.3	5.0	5.6	5.2
Intercompany charges	8.6	8.9	8.6	9.2
Other	12.7	11.8	11.9	11.8

Total operating expenses	95.6	93.5	94.8	95.6

Operating margin	4.4%	6.5%	5.2%	4.4%

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2010	2009	Change	2010	2009	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,196	1,154	4	1,182	1,141	4
U.S. overnight envelope	626	606	3	625	611	2
U.S. deferred	865	858	1	855	840	2

Total U.S. domestic ADV	2,687	2,618	3	2,662	2,592	3

International priority	585	529	11	575	502	15
International domestic(2)	354	338	5	339	315	8

Total ADV	3,626	3,485	4	3,576	3,409	5

Revenue per package (yield):
U.S. overnight box	$19.75	$18.87	5	$19.70	$18.51	6
U.S. overnight envelope	10.54	10.36	2	10.59	10.27	3
U.S. deferred	12.24	11.58	6	12.12	11.40	6
U.S. domestic composite	15.19	14.51	5	15.13	14.26	6
International priority	54.54	52.88	3	54.12	52.27	4
International domestic(2)	7.39	7.09	4	7.22	7.07	2
Composite package yield	20.77	19.62	6	20.65	19.19	8
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,459	7,193	4	7,179	6,883	4
International priority	3,320	2,571	29	3,171	2,353	35
International airfreight	1,243	1,207	3	1,242	1,253	(1)

Total average daily freight pounds	12,022	10,971	10	11,592	10,489	11

Revenue per pound (yield):
U.S.	$1.13	$1.08	5	$1.15	$1.07	7
International priority	2.08	1.98	5	2.07	1.93	7
International airfreight	0.88	0.83	6	0.87	0.77	13
Composite freight yield	1.36	1.26	8	1.37	1.22	12

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international intra-country domestic express operations.
FedEx Express Segment Revenues
FedEx Express segment revenues increased 13% in the second quarter of 2011 and 16% in the first half of 2011 primarily due to an increase in IP package and freight volume, as well as higher U.S. domestic package and IP yields. IP package volume increased in the second quarter and first half of 2011 primarily due to exports from Asia. IP freight volume increased in the second quarter of 2011 primarily due to exports from Europe and Asia and during the first half of 2011 primarily due to exports from Asia.
For the second quarter of 2011, U.S. domestic package yields increased due to a higher rate per pound, higher fuel surcharges and increased package weights. IP package yields increased due to increased package weights and higher fuel surcharges.
The increase in U.S. domestic package yields in the first half of 2011 was due to higher fuel surcharges, as well as a higher rate per pound and increased package weights. IP package yields increased in the first half of 2011 due to increased package weights and higher fuel surcharges, partially offset by a lower rate per pound.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.00%	5.50%	7.00%	1.00%
High	8.50	7.50	10.00	7.50
Weighted-average	7.82	6.35	8.17	4.81

International Fuel Surcharges:
Low	7.00	5.50	7.00	1.00
High	13.50	12.50	14.00	12.50
Weighted-average	10.59	9.57	10.83	8.50
On September 29, 2010, we announced a 5.9% average list price increase effective January 3, 2011, on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. In addition, FedEx Express will implement a change to the dimensional weight volumetric divisor for U.S. domestic services. In September 2009, we announced a 5.9% average list price increase effective January 4, 2010 on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of the FedEx Express fuel surcharge table was modified.
FedEx Express Segment Operating Income
FedEx Express segment operating income and operating margin decreased during the second quarter of 2011. The year-over-year comparison of the results was impacted by a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 8 of the accompanying condensed consolidated financial statements) recorded during the second quarter of 2011, and the inclusion in the second quarter of 2010 of a benefit of $54 million for plan design changes to a self-insurance program, which required a remeasurement of the plan liabilities. The combination of these two items significantly impacted year-over-year operating margin comparisons. In addition, the reinstatement of certain employee compensation programs, increased aircraft maintenance costs and higher pension expenses offset the benefit of increased revenues and the positive net impact of higher fuel surcharges.
FedEx Express segment operating income and operating margin increased in the first half of 2011 as a result of volume and yield growth, particularly in higher-margin IP package and freight services, along with a benefit from the net impact of higher fuel surcharges. However, the first half was also negatively impacted by the higher expenses noted above.
Salaries and employee benefits expense increased 11% in both the second quarter of 2011 and first half of 2011 due to volume-related increases in labor hours, higher pension costs, and the reinstatement of several employee compensation programs, including higher variable incentive compensation, merit salary increases and 401(k) company-matching contributions. Purchased transportation costs increased 37% in the second quarter of 2011 and 41% in the first half of 2011 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks and IP package and freight volume growth. Maintenance and repairs expense increased 20% in the second quarter of 2011 and 27% in the first half of 2011 primarily due to an increase in aircraft maintenance expenses as a result of timing of maintenance events and higher utilization of our fleet driven by increased volumes. Intercompany charges increased 9% in the second quarter and first half of 2011 primarily due to higher marketing and sales costs.
Fuel costs increased 26% in the second quarter of 2011 and 29% in the first half of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in both the second quarter and first half of 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues:
FedEx Ground	$1,916	$1,712	12		$3,755	$3,349	12
FedEx SmartPost	161	125	29		283	218	30

Total revenues	2,077	1,837	13		4,038	3,567	13

Operating expenses:
Salaries and employee benefits	318	288	10		625	570	10
Purchased transportation	845	733	15		1,627	1,426	14
Rentals	67	63	6		129	121	7
Depreciation and amortization	83	83	—		165	168	(2)
Fuel	3	2	NM		4	3	NM
Maintenance and repairs	42	40	5		86	78	10
Intercompany charges	227	196	16		448	380	18
Other	196	194	1		371	374	(1)

Total operating expenses	1,781	1,599	11		3,455	3,120	11

Operating income	$296	$238	24		$583	$447	30

Operating margin	14.3%	13.0%	130	bp	14.4%	12.5%	190	bp

Average daily package volume
FedEx Ground	3,843	3,602	7		3,686	3,454	7
FedEx SmartPost	1,484	1,265	17		1,287	1,135	13

Revenue per package (yield)
FedEx Ground	$7.89	$7.54	5		$7.94	$7.56	5
FedEx SmartPost	$1.72	$1.57	10		$1.70	$1.50	13

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	15.3%	15.7%	15.5%	16.0%
Purchased transportation	40.7	39.9	40.3	40.0
Rentals	3.2	3.4	3.2	3.4
Depreciation and amortization	4.0	4.5	4.1	4.7
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	2.0	2.2	2.1	2.2
Intercompany charges	10.9	10.7	11.1	10.6
Other	9.5	10.5	9.2	10.5

Total operating expenses	85.7	87.0	85.6	87.5

Operating margin	14.3%	13.0%	14.4%	12.5%

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 13% in the second quarter and first half of 2011 due to volume and yield growth at both FedEx Ground and FedEx SmartPost.
FedEx Ground average daily volume increased during the second quarter of 2011 and first half of 2011 due to market share gains resulting from continued growth in our commercial business and our FedEx Home Delivery service. Yield improvement at FedEx Ground during the second quarter and first half of 2011 was primarily due to higher fuel surcharges, rate increases and higher extra service revenue.
FedEx SmartPost volumes grew 17% during the second quarter of 2011 and 13% in the first half of 2011 as a result of growth in e-commerce, gains in market share and the introduction of new service offerings. Yields at FedEx SmartPost increased 10% during the second quarter of 2011 and 13% in the first half of 2011 primarily due to lower postage costs as a result of increased deliveries to United States Postal Service (“USPS”) final destination facilities and higher fuel surcharges. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Low	5.50%	3.75%	5.50%	2.75%
High	6.00	4.00	6.00	4.00
Weighted-average	5.66	3.92	5.74	3.47
On December 3, 2010, we announced a 4.9% average list price increase effective January 3, 2011 for FedEx Ground and FedEx Home Delivery services. The full average rate increase of 5.9% will be partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx Ground will make additional changes to dimensional weight charges and surcharges, and FedEx SmartPost rates will also increase. In December 2009, we announced a 4.9% average list price increase and made various changes to other surcharges, including modifying the fuel surcharge table, effective January 4, 2010 on FedEx Ground shipments.
FedEx Ground Segment Operating Income
FedEx Ground segment operating income and operating margin increased during the second quarter and first half of 2011 due to volume and yield growth. Purchased transportation costs increased 15% during the second quarter and 14% in the first half of 2011 primarily as a result of volume growth and higher rates paid to our independent contractors. The increase in salaries and employee benefits expense during the second quarter and first half of 2011 was primarily due to increased staffing at FedEx Ground and FedEx SmartPost to support volume growth and higher accruals under variable incentive compensation programs. Intercompany charges increased in the second quarter and first half of 2011 primarily due to higher allocated information technology costs.
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
FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating loss and operating margin (dollars in millions) and selected statistics for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues	$1,221	$1,068	14		$2,479	$2,050	21
Operating expenses:
Salaries and employee benefits	584	513	14		1,184	1,020	16
Purchased transportation	185	168	10		389	286	36
Rentals	31	27	15		65	56	16
Depreciation and amortization	62	46	35		110	101	9
Fuel	133	104	28		264	198	33
Maintenance and repairs	45	35	29		91	69	32
Impairment and other charges (1)	67	—	NM		67	—	NM
Intercompany charges (2)	108	98	10		217	150	45
Other	97	89	9		199	180	11

Total operating expenses	1,312	1,080	21		2,586	2,060	26

Operating loss	$(91)	$(12)	(658)		$(107)	$(10)	(970)

Operating margin	(7.5%)	(1.1%)	(640	)bp	(4.3%)	(0.5%)	(380	)bp

Average daily LTL shipments (in thousands)	89.4	82.9	8		90.6	77.0	18
Weight per LTL shipment (lbs)	1,115	1,128	(1)		1,125	1,119	1
LTL yield (revenue per hundredweight)	$18.27	$17.09	7		$17.77	$17.45	2

(1)	Includes severance, impairment and other charges associated with the combination of FedEx Freight and FedEx National LTL operations, which will be effective January 30, 2011.

(2)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FedEx TechConnect effective August 1, 2009. For 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	47.8%	48.0%	47.8%	49.8%
Purchased transportation	15.2	15.7	15.7	13.9
Rentals	2.5	2.5	2.6	2.7
Depreciation and amortization	5.1	4.3	4.4	4.9
Fuel	10.9	9.8	10.6	9.7
Maintenance and repairs	3.7	3.3	3.7	3.4
Impairment and other charges(1)	5.5	—	2.7	—
Intercompany charges(2)	8.9	9.2	8.8	7.3
Other	7.9	8.3	8.0	8.8

Total operating expenses	107.5	101.1	104.3	100.5

Operating margin	(7.5)%	(1.1)%	(4.3)%	(0.5)%

(1)	Includes charges associated with the combination of FedEx Freight and FedEx National LTL operations, which will be effective January 30, 2011.

(2)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FedEx TechConnect effective August 1, 2009. For 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 14% during the second quarter of 2011 and 21% in the first half of 2011 as a result of higher average daily LTL shipments and higher LTL yield. Discounted pricing in contracts signed during the second half of fiscal 2010 led to an increase in average daily LTL shipments of 8% for the second quarter of 2011 and 18% for the first half of 2011. Yields increased during the second quarter and first half of 2011 as a result of our yield management programs, which include more disciplined contract pricing and reviews of lower-performing accounts for rate adjustments. Yields increased 7% year over year in the second quarter of 2011 and improved 5% from the first quarter of 2011.
On November 1, 2010, we implemented a 6.9% general rate increase for FedEx Freight and FedEx National LTL shipments. The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Low	15.30%	12.50%	15.10%	10.80%
High	16.40	14.20	16.40	14.20
Weighted-average	15.80	13.40	15.60	12.90
FedEx Freight Segment Operating Loss
In September 2010, we announced the combination of our FedEx Freight and FedEx National LTL operations. This action, which will be effective January 30, 2011, will increase efficiencies, reduce operational costs and provide customers both priority and economy LTL freight services across all lengths of haul from one integrated company. The estimated cost of this program is now expected to be $140 to $170 million, down from our initial forecast. The actions to combine these operations began in the second quarter of 2011 and resulted in $86 million of costs incurred during the quarter. Of these costs, $67 million primarily relates to accrued severance expenses and impairment charges on assets to be sold, which were recorded in the “Impairment and other charges” caption of the condensed consolidated income statement. In addition, we recorded $14 million in accelerated depreciation expense due to a change in the estimated useful life of certain assets impacted by the combination of these operations.

Salaries and employee benefits increased 14% during the second quarter of 2011 and 16% in the first half of 2011 primarily due to increased staffing driven by higher shipment volumes and the reinstatement of several employee compensation programs, including 401(k) company-matching contributions, variable incentive compensation and merit salary increases. Purchased transportation costs increased 10% during the second quarter of 2011 and 36% in the first half of 2011 to support higher shipment volumes. Fuel costs increased 28% during the second quarter of 2011 and 33% in the first half of 2011 due to a higher average price per gallon of diesel fuel and increased fuel consumption as a result of higher shipment volumes. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in the second quarter of 2011. Maintenance and repairs expense increased 29% in the second quarter of 2011 and 32% in the first half of 2011 primarily due to higher shipment volumes. Also, higher intercompany charges in the first half of 2011 reflect the transfer of sales and customer service employees from the FedEx Freight segment entities in August 2009.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.9 billion at November 30, 2010, compared to $2 billion at May 31, 2010. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2010	2009
Operating activities:
Net income	$663	$526
Noncash charges and credits	1,243	1,158
Changes in assets and liabilities	105	(327)

Cash provided by operating activities	2,011	1,357

Investing activities:
Capital expenditures	(2,059)	(1,549)
Proceeds from asset dispositions and other	7	33

Cash used in investing activities	(2,052)	(1,516)

Financing activities:
Principal payments on debt	(12)	(625)
Proceeds from stock issuances	25	24
Dividends paid	(76)	(69)
Other	4	(11)

Cash used in financing activities	(59)	(681)

Effect of exchange rate changes on cash	25	13

Net decrease in cash and cash equivalents	$(75)	$(827)

Our cash flows from operating activities increased $654 million in the first half of 2011 primarily due to lower pension contributions and increased earnings in 2011. We made contributions of $158 million to our U.S. domestic pension plans (“U.S. Retirement Plans”) during the first half of 2011 and contributions of $613 million to our tax-qualified U.S. Retirement Plans during the first half of 2010. Capital expenditures during the first half of 2011 were higher primarily due to increased spending at FedEx Express for aircraft, as described in the “Capital Resources” discussion below. During the first six months of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009.

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
The following table compares capital expenditures by asset category and reportable segments for the three- and six-month periods ended November 30 (in millions):

					Percent Change
					2010/2009
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2010	2009	2010	2009	Ended	Ended
Aircraft and related equipment	$660	$303	$1,407	$859	118	64
Facilities and sort equipment	133	167	203	353	(20)	(42)
Information and technology investments	124	59	196	115	110	70
Vehicles	92	106	195	162	(13)	20
Other equipment	38	33	58	60	15	(3)

Total capital expenditures	$1,047	$668	$2,059	$1,549	57	33

FedEx Express segment	760	377	1,604	1,019	102	57
FedEx Ground segment	119	105	191	216	13	(12)
FedEx Freight segment	59	106	91	172	(44)	(47)
FedEx Services segment	108	80	172	142	35	21
Other and eliminations	1	—	1	—	—	—

Total capital expenditures	$1,047	$668	$2,059	$1,549	57	33

Capital expenditures during the first half of 2011 were higher than the prior-year period primarily due to increased spending at FedEx Express for aircraft and related equipment and at FedEx Services for information technology investments. Aircraft and related equipment purchases at FedEx Express during the first half of 2011 included the delivery of five new B777Fs.
LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations.
We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. As of November 30, 2010, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

The revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2010. We are in compliance with this covenant and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity.
Our capital expenditures are expected to be approximately $3.5 billion in 2011 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at the FedEx Freight segment. We invested $1.4 billion in aircraft and aircraft-related equipment in the first half of 2011 and expect to invest approximately $625 million for aircraft and aircraft-related equipment during the remainder of 2011. Aircraft-related capital outlays include the new B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft types they are replacing. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. Although we expect higher capital expenditures in 2011, we anticipate that our cash flow from operations will be sufficient to fund these expenditures.
As noted above, we made tax-deductible contributions of $158 million to our U.S. Retirement Plans during the first half of 2011. Our U.S. Retirement Plans have ample funds to meet expected benefits payments. For 2011, we have $322 million in remaining required contributions to our U.S. Retirement Plans.
Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has reaffirmed our senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of November 30, 2010. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the U.S. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2010. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the U.S. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2011 (1)	2012	2013	2014	2015	Thereafter	Total
Operating activities:
Operating leases	$1,052	$1,703	$1,541	$1,360	$1,262	$7,295	$14,213
Non-capital purchase obligations and other	101	183	83	20	12	143	542
Interest on long-term debt	72	126	98	97	78	1,737	2,208
Quarterly contributions to our U.S. Retirement Plans	322	—	—	—	—	—	322

Investing activities:
Aircraft and aircraft-related capital commitments	342	990	724	480	493	1,431	4,460
Other capital purchase obligations	37	—	—	—	—	—	37

Financing activities:
Debt	250	—	300	250	—	989	1,789
Capital lease obligations	4	8	119	2	2	14	149

Total	$2,180	$3,010	$2,865	$2,209	$1,847	$11,609	$23,720

(1)	Cash obligations for the remainder of 2011.
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2010.
Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($79 million) is excluded from the table.
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

Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2011, we have scheduled debt payments of $254 million, which includes $250 million of principal payments on our 7.25% unsecured notes maturing in February 2011, and principal and interest payments on capital leases.
Additional information on amounts included within the operating, investing and financing activities captions in the table above can be found in our Annual Report.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a complex, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and new or better information.
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined by incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2010, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing.
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
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;
•	adverse weather conditions or natural disasters, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations;
•	the outcome of negotiations to reach a new collective bargaining agreement with the union that represents the pilots of FedEx Express; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 30, 2010, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations has been more significant with respect to our revenues rather than our expenses as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2011, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2010; however, this weakening did not have a material effect on our results of operations.
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
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 8 of the accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
Increased pilot safety requirements could impose substantial costs on FedEx Express. The Federal Aviation Administration, in September 2010, proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. It is reasonably possible that these rules, if enacted as currently drafted, or other future flight safety requirements could impose material costs on us.
Otherwise, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors.

10.2	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: December 17, 2010	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors.

10.2	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1