Form 10-Q
period 2011-02-28
FEDEX CORP
filed 2011-03-18
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 16, 2011
Common Stock, par value $0.10 per share	315,657,943

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2011 and May 31, 2010	3

Condensed Consolidated Statements of Income Three- and Nine-Months Ended February 28, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows Nine-Months Ended February 28, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	23

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 4. Controls and Procedures	48

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	49

ITEM 1A. Risk Factors	49

ITEM 6. Exhibits	49

Signature	50

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2011	May 31,
	(Unaudited)	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,359	$1,952
Receivables, less allowances of $175 and $166	4,478	4,163
Spare parts, supplies and fuel, less allowances of $165 and $170	413	389
Deferred income taxes	540	529
Prepaid expenses and other	448	251

Total current assets	7,238	7,284

PROPERTY AND EQUIPMENT, AT COST	33,078	31,302
Less accumulated depreciation and amortization	17,750	16,917

Net property and equipment	15,328	14,385

OTHER LONG-TERM ASSETS
Goodwill	2,321	2,200
Other assets	1,315	1,033

Total other long-term assets	3,636	3,233

	$26,202	$24,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2011	May 31,
	(Unaudited)	2010
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$18	$262
Accrued salaries and employee benefits	1,143	1,146
Accounts payable	1,590	1,522
Accrued expenses	1,823	1,715

Total current liabilities	4,574	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,667	1,668

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,328	891
Pension, postretirement healthcare and other benefit obligations	1,598	1,705
Self-insurance accruals	976	960
Deferred lease obligations	769	804
Deferred gains, principally related to aircraft transactions	252	267
Other liabilities	158	151

Total other long-term liabilities	5,081	4,778

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 316 million shares issued as of February 28, 2011 and 314 million shares issued as of May 31, 2010	31	31
Additional paid-in capital	2,408	2,261
Retained earnings	14,709	13,966
Accumulated other comprehensive loss	(2,256)	(2,440)
Treasury stock, at cost	(12)	(7)

Total common stockholders’ investment	14,880	13,811

	$26,202	$24,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

REVENUES	$9,663	$8,701	$28,752	$25,306

OPERATING EXPENSES:
Salaries and employee benefits	3,828	3,549	11,410	10,350
Purchased transportation	1,446	1,220	4,163	3,429
Rentals and landing fees	621	593	1,850	1,764
Depreciation and amortization	493	488	1,474	1,470
Fuel	1,049	810	2,874	2,220
Maintenance and repairs	480	404	1,470	1,215
Impairment and other charges	21	—	88	—
Other	1,332	1,221	3,933	3,556

	9,270	8,285	27,262	24,004

OPERATING INCOME	393	416	1,490	1,302

OTHER INCOME (EXPENSE):
Interest, net	(24)	(19)	(65)	(52)
Other, net	(9)	(16)	(25)	(28)

	(33)	(35)	(90)	(80)

INCOME BEFORE INCOME TAXES	360	381	1,400	1,222

PROVISION FOR INCOME TAXES	129	142	506	457

NET INCOME	$231	$239	$894	$765

EARNINGS PER COMMON SHARE:
Basic	$0.73	$0.76	$2.84	$2.44

Diluted	$0.73	$0.76	$2.82	$2.43

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.11	$0.48	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,
	2011	2010
Operating Activities:
Net income	$894	$765
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,474	1,470
Provision for uncollectible accounts	108	100
Stock-based compensation	78	80
Deferred income taxes and other noncash items	476	183
Changes in assets and liabilities:
Receivables	(284)	(645)
Other assets	(212)	238
Accounts payable and other liabilities	(60)	288
Other, net	(17)	(571)

Cash provided by operating activities	2,457	1,908

Investing Activities:
Capital expenditures	(2,703)	(1,981)
Business acquisition, net of cash acquired	(96)	—
Proceeds from asset dispositions and other	15	31

Cash used in investing activities	(2,784)	(1,950)

Financing Activities:
Principal payments on debt	(262)	(632)
Proceeds from stock issuances	64	36
Excess tax benefit on the exercise of stock options	11	9
Dividends paid	(113)	(103)
Other, net	—	(16)

Cash used in financing activities	(300)	(706)

Effect of exchange rate changes on cash	34	5

Net decrease in cash and cash equivalents	(593)	(743)
Cash and cash equivalents at beginning of period	1,952	2,292

Cash and cash equivalents at end of period	$1,359	$1,549

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2011, the results of our operations for the three- and nine-month periods ended February 28, 2011 and 2010 and cash flows for the nine-month periods ended February 28, 2011 and 2010. Operating results for the three- and nine-month periods ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2011 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on October 31, 2010. In January 2011, FedEx Express and the pilots’ union reached a tentative agreement on a new labor contract. The proposed new contract includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. Contract ratification is expected during the fourth quarter of 2011, but cannot be assured. If ratified, the new contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012 and a portion of the hourly pay increases would be canceled.
BUSINESS ACQUISITIONS. On February 22, 2011, FedEx Express completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash. The financial results of the acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill.
On December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, SA de CV (MultiPack), a Mexican domestic express package delivery company. This acquisition will be funded with cash from operations and is expected to be completed during 2011, subject to customary closing conditions. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2011 results.
These acquisitions will give us more robust domestic transportation and added capabilities in these important global markets.

BUSINESS REALIGNMENT. The previously announced combination of our FedEx Freight and FedEx National LTL operations was completed on January 30, 2011. Our combined less-than-truckload (“LTL”) network will increase efficiencies, reduce operational costs and provide customers both priority and economy LTL freight services across all lengths of haul from one integrated company. These actions resulted in the following incremental costs and charges for the third quarter and nine months of 2011 (in millions):

	2011
	Three Months	Nine Months
	Ended	Ended

Severance	$7	$40
Lease terminations	14	21
Asset impairments	—	27

Impairment and other charges	21	88

Other program costs	22	42

Total program costs	$43	$130

Other program costs include $15 million in the nine months of 2011 of accelerated depreciation expense due to a change in the estimated useful life of certain assets impacted by the combination of these operations and other incremental costs directly associated with the program, such as employee benefits. Substantially all of the severance accruals were paid during the third quarter of 2011 and the remaining severance accruals will be paid during the fourth quarter of 2011. Cash to be received from the asset sales is expected to approximate the total cash outlays for the program including severance and lease terminations, and the estimates recorded are not subject to any material risk of change.
STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.
Our stock-based compensation expense was $21 million for the three-month period ended February 28, 2011 and $78 million for the nine-month period ended February 28, 2011. Our stock-based compensation expense was $22 million for the three-month period ended February 28, 2010 and $80 million for the nine-month period ended February 28, 2010. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
DIVIDENDS DECLARED PER COMMON SHARE. On February 28, 2011, our Board of Directors declared a dividend of $0.12 per share of common stock. The dividend will be paid on April 1, 2011 to stockholders of record as of the close of business on March 18, 2011. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 28 (in millions):

	Three Months Ended
	2011	2010

Net income	$231	$239
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $4 in 2011 and $5 in 2010	34	(28)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $16 in 2011	26	—

Comprehensive income	$291	$211

	Nine Months Ended
	2011	2010

Net income	$894	$765
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $21 in 2011 and $6 in 2010	106	9
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $46 in 2011 and $1 in 2010	78	2

Comprehensive income	$1,078	$776

(3) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. As of February 28, 2011, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at February 28, 2011. We are in compliance with this covenant and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity.
During the third quarter of 2011, we repaid our $250 million 7.25% unsecured notes that matured on February 15, 2011. During the first nine months of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009. Long-term debt, exclusive of capital leases, had a carrying value of $1.5 billion compared with an estimated fair value of $1.8 billion at February 28, 2011, and $1.8 billion compared with an estimated fair value of $2.1 billion at May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

(4) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Basic earnings per common share:
Net earnings allocable to common shares	$231	$238	$892	$763
Weighted-average common shares	315	312	314	312

Basic earnings per common share	$0.73	$0.76	$2.84	$2.44

Diluted earnings per common share:
Net earnings allocable to common shares	$231	$238	$892	$763

Weighted-average common shares	315	312	314	312
Dilutive effect of share-based awards	2	3	2	2

Weighted-average diluted shares	317	315	316	314
Diluted earnings per common share	$0.73	$0.76	$2.82	$2.43

Anti-dilutive options excluded from diluted earnings per common share	7.3	9.7	10.0	12.3

(5) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
U.S. domestic and international pension plans	$136	$75	$411	$226
U.S. domestic and international defined contribution plans	68	41	173	86
Postretirement healthcare plans	15	11	45	32

	$219	$127	$629	$344

The three- and nine-month periods ended February 28, 2011 reflect higher retirement plans costs due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date. Additionally, we incurred higher expenses for our 401(k) plans due to the partial reinstatement of the company-matching contributions on January 1, 2010 and the full restoration of company-matching contributions on January 1, 2011.

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Pension Plans
Service cost	$130	$105	$390	$313
Interest cost	224	206	673	617
Expected return on plan assets	(266)	(239)	(796)	(716)
Recognized actuarial losses and other	48	3	144	12

	$136	$75	$411	$226

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Postretirement Healthcare Plans
Service cost	$8	$6	$23	$18
Interest cost	8	8	25	23
Recognized actuarial gains and other	(1)	(3)	(3)	(9)

	$15	$11	$45	$32

Contributions to our tax-qualified U.S. domestic pension plans (“U.S. Retirement Plans”) for the nine-month periods ended February 28 were as follows (in millions):

	2011	2010
Required	$380	$236
Voluntary	—	495

	$380	$731

Our U.S. Retirement Plans have ample funds to meet expected benefit payments. Amounts contributed in prior years in excess of the minimum requirements have resulted in a credit balance for funding purposes, a small amount of which has been used to reduce minimum contribution requirements. In March 2011, we made an additional contribution of $100 million to our U.S. Retirement Plans.
(6) Business Segment Information
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of LTL freight services.

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
FedEx TechConnect, Inc. (“FedEx TechConnect”) (customer service, technical support, billings and collections)
FedEx Office and Print Services, Inc. (“FedEx Office”) (document and business services and package acceptance)
Effective January 30, 2011, our FedEx Freight and FedEx National businesses were merged into a single operation. FedEx Freight now offers two services: FedEx Freight Priority, a faster transit service with a price premium, and FedEx Freight Economy, an economical service.
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
The following table provides a reconciliation of reportable segment revenues and operating income to our condensed consolidated income statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Revenues
FedEx Express segment	$6,049	$5,440	$17,953	$15,678
FedEx Ground segment	2,184	1,910	6,222	5,477
FedEx Freight segment	1,123	1,040	3,602	3,090
FedEx Services segment	397	406	1,246	1,322
Other and eliminations	(90)	(95)	(271)	(261)

	$9,663	$8,701	$28,752	$25,306

Operating Income (Loss)
FedEx Express segment	$178	$265	$799	$714
FedEx Ground segment	325	258	908	705
FedEx Freight segment	(110)	(107)	(217)	(117)

	$393	$416	$1,490	$1,302

(7) Commitments
As of February 28, 2011, our purchase commitments under various contracts for the remainder of 2011 and annually thereafter were as follows (in millions):

	Aircraft
	and Related
	Equipment(1)	Other(2)	Total

2011 (remainder)	$122	$156	$278
2012	1,169	194	1,363
2013	1,014	87	1,101
2014	755	25	780
2015	493	15	508
Thereafter	1,431	143	1,574

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes FedEx Express or its employees to no longer be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2011, a total of $100 million of quarterly contributions to our U.S. Retirement Plans.
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

We had $546 million in deposits and progress payments as of February 28, 2011 (an increase of $109 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitments to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2011, with the year of expected delivery:

	B777F(1)	B757	MD11	Total

2011 (remainder)	—	2	1	3
2012	6	11	—	17
2013	6	—	—	6
2014	7	—	—	7
2015	3	—	—	3
Thereafter	10	—	—	10

Total	32	13	1	46

(1)	Our obligation to purchase 15 of these B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees to no longer be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011 (remainder)	$2	$116	$334	$450
2012	25	494	1,249	1,743
2013	119	499	1,097	1,596
2014	2	473	941	1,414
2015	2	455	853	1,308
Thereafter	14	2,003	5,500	7,503

Total	164	$4,040	$9,974	$14,014

Less amount representing interest	18

Present value of net minimum lease payments	$146

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
Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now granted FedEx Ground’s motions for summary judgment and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of the following states: Alabama, Arizona, Georgia, Indiana, Kansas (the court’s previous dismissal without prejudice of the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiffs’ failure to exhaust administrative remedies has been appealed), Louisiana, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, West Virginia and Wisconsin. The plaintiffs filed notices of appeal in all of these 20 cases.
In the other eight certified class actions in the multidistrict litigation, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim in three of the cases (filed in Kentucky, Nevada and New Hampshire) and then remanded all eight cases back to district court in the following states for resolution of the remaining claims: Arkansas, California, Florida, Kentucky, Nevada, New Hampshire and Oregon (two certified classes). In January 2011, we asked the court to issue final judgments in these eight cases, and the court denied our motion.

In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs appealed the verdict. In December 2010, the Washington Court of Appeals reversed and remanded for further proceedings, including a new trial. We filed a motion to reconsider, and this motion was denied. We intend to seek an appeal to the Washington Supreme Court.
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
During the third quarter of 2011, we settled or resolved a number of contractor-model cases that were pending in Massachusetts for an immaterial amount.
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
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its lawsuit against FedEx Express and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. The suit was filed in Indiana federal court and alleged that we had breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. While we do not agree with the verdict or the amount of damages awarded and have appealed the matter to the U.S. Court of Appeals for the Seventh Circuit, accounting standards required an accrual of a $66 million loss in the second quarter of 2011. We did not accrue the $5 million of interest as a loss because we have additional arguments on appeal that lead us to believe that loss of that amount is not probable.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the nine-month periods ended February 28 (in millions):

	2011	2010

Cash payments for:
Interest (net of capitalized interest)	$106	$101

Income taxes	$417	$182
Income tax refunds received	(16)	(276)

Cash tax payments, net	$401	$(94)

(10) Condensed Consolidating Financial Statements
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934.
The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $1.0 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor” and “Non-Guarantor” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
February 28, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$632	$279	$514	$(66)	$1,359
Receivables, less allowances	86	3,566	847	(21)	4,478
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	175	644	42	—	861
Deferred income taxes	—	514	67	(41)	540

Total current assets	893	5,003	1,470	(128)	7,238

PROPERTY AND EQUIPMENT, AT COST	24	31,365	1,689	—	33,078
Less accumulated depreciation and amortization	18	16,717	1,015	—	17,750

Net property and equipment	6	14,648	674	—	15,328

INTERCOMPANY RECEIVABLE	—	—	1,149	(1,149)	—
GOODWILL	—	1,564	757	—	2,321
INVESTMENT IN SUBSIDIARIES	14,853	2,617	—	(17,470)	—
OTHER ASSETS	1,477	1,126	62	(1,350)	1,315

	$17,229	$24,958	$4,112	$(20,097)	$26,202

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$18	$—	$—	$18
Accrued salaries and employee benefits	44	988	111	—	1,143
Accounts payable	39	1,226	412	(87)	1,590
Accrued expenses	156	1,552	115	—	1,823

Total current liabilities	239	3,784	638	(87)	4,574

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	667	—	—	1,667
INTERCOMPANY PAYABLE	409	740	—	(1,149)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,719	—	(1,391)	1,328
Other liabilities	701	2,940	112	—	3,753

Total other long-term liabilities	701	5,659	112	(1,391)	5,081

STOCKHOLDERS’ INVESTMENT	14,880	14,108	3,362	(17,470)	14,880

	$17,229	$24,958	$4,112	$(20,097)	$26,202

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,310	$258	$443	$(59)	$1,952
Receivables, less allowances	1	3,425	782	(45)	4,163
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	5	581	54	—	640
Deferred income taxes	—	492	37	—	529

Total current assets	1,316	4,756	1,316	(104)	7,284

PROPERTY AND EQUIPMENT, AT COST	23	29,193	2,086	—	31,302
Less accumulated depreciation and amortization	18	15,801	1,098	—	16,917

Net property and equipment	5	13,392	988	—	14,385

INTERCOMPANY RECEIVABLE	—	—	1,132	(1,132)	—
GOODWILL	—	1,551	649	—	2,200
INVESTMENT IN SUBSIDIARIES	13,850	2,619	—	(16,469)	—
OTHER ASSETS	1,527	801	99	(1,394)	1,033

	$16,698	$23,119	$4,184	$(19,099)	$24,902

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$12	$—	$—	$262
Accrued salaries and employee benefits	36	955	155	—	1,146
Accounts payable	8	1,196	422	(104)	1,522
Accrued expenses	47	1,488	180	—	1,715

Total current liabilities	341	3,651	757	(104)	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	668	—	—	1,668
INTERCOMPANY PAYABLE	702	430	—	(1,132)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,253	32	(1,394)	891
Other liabilities	844	2,921	122	—	3,887

Total other long-term liabilities	844	5,174	154	(1,394)	4,778

STOCKHOLDERS’ INVESTMENT	13,811	13,196	3,273	(16,469)	13,811

	$16,698	$23,119	$4,184	$(19,099)	$24,902

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$8,188	$1,555	$(80)	$9,663

OPERATING EXPENSES:
Salaries and employee benefits	23	3,319	486	—	3,828
Purchased transportation	—	1,051	423	(28)	1,446
Rentals and landing fees	1	558	63	(1)	621
Depreciation and amortization	1	448	44	—	493
Fuel	—	1,012	37	—	1,049
Maintenance and repairs	1	452	27	—	480
Impairment and other charges	—	10	11	—	21
Intercompany charges, net	(48)	(117)	165	—	—
Other	22	1,095	266	(51)	1,332

	—	7,828	1,522	(80)	9,270

OPERATING INCOME	—	360	33	—	393

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	231	12	—	(243)	—
Interest, net	(23)	—	(1)	—	(24)
Intercompany charges, net	27	(34)	7	—	—
Other, net	(4)	(4)	(1)	—	(9)

INCOME BEFORE INCOME TAXES	231	334	38	(243)	360

Provision for income taxes	—	105	24	—	129

NET INCOME	$231	$229	$14	$(243)	$231

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended February 28, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,360	$1,424	$(83)	$8,701

OPERATING EXPENSES:
Salaries and employee benefits	20	3,053	476	—	3,549
Purchased transportation	—	887	360	(27)	1,220
Rentals and landing fees	1	532	61	(1)	593
Depreciation and amortization	—	438	50	—	488
Fuel	—	769	41	—	810
Maintenance and repairs	1	373	30	—	404
Intercompany charges, net	(49)	(57)	106	—	—
Other	27	993	256	(55)	1,221

	—	6,988	1,380	(83)	8,285

OPERATING INCOME	—	372	44	—	416

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	239	26	—	(265)	—
Interest, net	(24)	8	(3)	—	(19)
Intercompany charges, net	27	(36)	9	—	—
Other, net	(3)	(13)	—	—	(16)

INCOME BEFORE INCOME TAXES	239	357	50	(265)	381

Provision for income taxes	—	119	23	—	142

NET INCOME	$239	$238	$27	$(265)	$239

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$24,083	$4,919	$(250)	$28,752

OPERATING EXPENSES:
Salaries and employee benefits	87	9,784	1,539	—	11,410
Purchased transportation	—	2,941	1,302	(80)	4,163
Rentals and landing fees	3	1,659	191	(3)	1,850
Depreciation and amortization	1	1,323	150	—	1,474
Fuel	—	2,744	130	—	2,874
Maintenance and repairs	1	1,375	94	—	1,470
Impairment and other charges	—	27	61	—	88
Intercompany charges, net	(177)	(289)	466	—	—
Other	85	3,218	797	(167)	3,933

	—	22,782	4,730	(250)	27,262

OPERATING INCOME	—	1,301	189	—	1,490

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	894	61	—	(955)	—
Interest, net	(70)	9	(4)	—	(65)
Intercompany charges, net	82	(103)	21	—	—
Other, net	(12)	(11)	(2)	—	(25)

INCOME BEFORE INCOME TAXES	894	1,257	204	(955)	1,400

Provision for income taxes	—	439	67	—	506

NET INCOME	$894	$818	$137	$(955)	$894

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Nine Months Ended February 28, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$21,451	$4,094	$(239)	$25,306

OPERATING EXPENSES:
Salaries and employee benefits	69	8,881	1,400	—	10,350
Purchased transportation	—	2,520	972	(63)	3,429
Rentals and landing fees	3	1,586	177	(2)	1,764
Depreciation and amortization	1	1,312	157	—	1,470
Fuel	—	2,107	113	—	2,220
Maintenance and repairs	1	1,124	90	—	1,215
Intercompany charges, net	(149)	(86)	235	—	—
Other	75	2,918	737	(174)	3,556

	—	20,362	3,881	(239)	24,004

OPERATING INCOME	—	1,089	213	—	1,302

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	765	102	—	(867)	—
Interest, net	(76)	34	(10)	—	(52)
Intercompany charges, net	86	(111)	25	—	—
Other, net	(10)	(17)	(1)	—	(28)

INCOME BEFORE INCOME TAXES	765	1,097	227	(867)	1,222

Provision for income taxes	—	374	83	—	457

NET INCOME	$765	$723	$144	$(867)	$765

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(152)	$2,758	$(142)	$(7)	$2,457

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,581)	(121)	—	(2,703)
Business acquisition, net of cash acquired	—	(96)	—	—	(96)
Proceeds from asset dispositions and other	—	15	—	—	15

CASH USED IN INVESTING ACTIVITIES	(1)	(2,662)	(121)	—	(2,784)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(237)	(239)	476	—	—
Payment on loan between subsidiaries	—	147	(147)	—	—
Intercompany dividends	—	19	(19)	—	—
Principal payments on debt	(250)	(12)	—	—	(262)
Proceeds from stock issuances	64	—	—	—	64
Excess tax benefit on the exercise of stock options	11	—	—	—	11
Dividends paid	(113)	—	—	—	(113)
Other, net	—	(1)	1	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(525)	(86)	311	—	(300)

Effect of exchange rate changes on cash	—	11	23	—	34

Net (decrease) increase in cash and cash equivalents	(678)	21	71	(7)	(593)
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$632	$279	$514	$(66)	$1,359

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended February 28, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(349)	$1,778	$483	$(4)	$1,908

INVESTING ACTIVITIES
Capital expenditures	—	(1,860)	(121)	—	(1,981)
Proceeds from asset dispositions and other	—	35	(4)	—	31

CASH USED IN INVESTING ACTIVITIES	—	(1,825)	(125)	—	(1,950)

FINANCING ACTIVITIES
Net transfers from (to) Parent	77	55	(132)	—	—
Payment on loan between subsidiaries	—	42	(42)	—	—
Intercompany dividends	—	103	(103)	—	—
Principal payments on debt	(500)	(132)	—	—	(632)
Proceeds from stock issuances	36	—	—	—	36
Excess tax benefit on the exercise of stock options	9	—	—	—	9
Dividends paid	(103)	—	—	—	(103)
Other, net	(16)	(5)	5	—	(16)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(497)	63	(272)	—	(706)

Effect of exchange rate changes on cash	—	(1)	6	—	5

Net (decrease) increase in cash and cash equivalents	(846)	15	92	(4)	(743)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$922	$287	$396	$(56)	$1,549

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
March 18, 2011

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
We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing and information technology support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”) and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”). See “Reportable Segments” for further discussion.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues	$9,663	$8,701	11		$28,752	$25,306	14

Operating income	393	416	(6)		1,490	1,302	14

Operating margin	4.1%	4.8%	(70	)bp	5.2%	5.1%	10	bp

Net income	$231	$239	(3)		$894	$765	17

Diluted earnings per share	$0.73	$0.76	(4)		$2.82	$2.43	16

The following table shows changes in revenues and operating income by reportable segment for the periods ended February 28, 2011 compared to February 28, 2010 (dollars in millions):

					Change in		Percent change in
	Change in		Percent change in		Operating Income		Operating Income
	Revenues		Revenues		(Loss)		(Loss)
	Three	Nine	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended

FedEx Express segment	$609	$2,275	11	15	$(87)	$85	(33)	12
FedEx Ground segment	274	745	14	14	67	203	26	29
FedEx Freight segment	83	512	8	17	(3)	(100)	(3)	(85)
FedEx Services segment	(9)	(76)	(2)	(6)	—	—	—	—
Other and eliminations	5	(10)	NM	NM	—	—	—	—

	$962	$3,446	11	14	$(23)	$188	(6)	14

Overview
Strong demand for our services continued to drive revenue growth during the third quarter of 2011, as yields grew across all our transportation segments and volumes increased in our package businesses. Despite this strength in our businesses, our results were significantly impacted by severe winter weather conditions. Unusually severe winter weather caused widespread disruptions to our networks, which led to lost revenues and drove higher purchased transportation, salaries and wages and other operational costs. These factors impacted our year-over-year results by an estimated $0.12 per diluted share after considering the effect of variable incentive compensation accruals during the third quarter of 2011. Additionally, higher compensation and benefits, including retirement plans and medical costs, and increased maintenance and repairs expenses also negatively impacted our performance during the third quarter and nine months of 2011.

The previously announced combination of our FedEx Freight and FedEx National LTL operations was completed on January 30, 2011. Our combined LTL network will increase efficiencies, reduce operational costs and provide customers both priority and economy LTL freight services across all lengths of haul from one integrated company. These actions resulted in the following incremental costs and charges for the third quarter and nine months of 2011 (in millions):

	2011
	Three Months	Nine Months
	Ended	Ended

Severance	$7	$40
Lease terminations	14	21
Asset impairments	—	27

Impairment and other charges	21	88

Other program costs	22	42

Total program costs	$43	$130

Other program costs include $15 million in the nine months of 2011 of accelerated depreciation expense due to a change in the estimated useful life of certain assets impacted by the combination of these operations and other incremental costs directly associated with the program, such as employee benefits. Substantially all of the severance accruals were paid during the third quarter of 2011 and the remaining severance accruals will be paid during the fourth quarter of 2011. Cash to be received from the asset sales is expected to approximate the total cash outlays for the program including severance and lease terminations, and the estimates recorded are not subject to any material risk of change.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.
Revenue
Revenues increased 11% during the third quarter of 2011 due to yield improvements at all of our transportation segments and volume growth at FedEx Express and FedEx Ground. At FedEx Express, revenues increased 11% during the third quarter of 2011 due to increased FedEx International Priority (“IP”) package and U.S. domestic package yields, as well as higher IP package and freight volumes. At the FedEx Ground segment, continued volume and yield growth at FedEx Ground and FedEx SmartPost resulted in a 14% increase in revenues during the third quarter of 2011. At the FedEx Freight segment, revenues increased 8% during the third quarter of 2011, as ongoing yield management initiatives offset volume declines. LTL yield improved 11% year-over-year during the third quarter of 2011.
Revenues increased 14% for the nine months of 2011 due to volume and yield increases across all of our transportation segments. At FedEx Express, revenues increased 15% in the nine months of 2011 led by higher IP package and freight volumes. Higher U.S. domestic and IP package yield at FedEx Express also contributed to the increase in revenues for the nine months of 2011. At the FedEx Ground segment, revenues increased 14% for the nine months of 2011 due to volume and yield growth at both FedEx Ground and FedEx SmartPost. Revenues at the FedEx Freight segment increased 17% for the nine months of 2011 due to higher average daily LTL volumes and increased LTL yields.

Operating Income
The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	$3,828	$3,549	$11,410	$10,350
Purchased transportation	1,446	1,220	4,163	3,429
Rentals and landing fees	621	593	1,850	1,764
Depreciation and amortization	493	488	1,474	1,470
Fuel	1,049	810	2,874	2,220
Maintenance and repairs	480	404	1,470	1,215
Impairment and other charges(1)	21	—	88	—
Other	1,332	1,221	3,933	3,556

Total operating expenses	$9,270	$8,285	$27,262	$24,004

(1)	Represents charges associated with the combination of FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	39.6%	40.8%	39.7%	40.9%
Purchased transportation	15.0	14.0	14.5	13.5
Rentals and landing fees	6.4	6.8	6.4	7.0
Depreciation and amortization	5.1	5.6	5.1	5.8
Fuel	10.8	9.3	10.0	8.8
Maintenance and repairs	5.0	4.7	5.1	4.8
Impairment and other charges	0.2	—	0.3	—
Other	13.8	14.0	13.7	14.1

Total operating expenses	95.9	95.2	94.8	94.9

Operating margin	4.1%	4.8%	5.2%	5.1%

Operating income decreased for the third quarter of 2011, as higher operating expenses and costs related to the combination of our FedEx Freight and FedEx National LTL operations (described above) more than offset increases in revenues. Additionally, abnormally severe winter weather negatively impacted our results for the third quarter of 2011. Operating income increased for the nine months of 2011, as increases in revenue more than offset the expenses noted above.
Salaries and employee benefits increased 8% in the third quarter and 10% in the nine months of 2011 due to the reinstatement of merit salary increases, increases in pension and medical costs and the reinstatement of full 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 19% in the third quarter of 2011 and 21% in the nine months of 2011 due to volume growth, as well as higher rates paid to our independent contractors at FedEx Ground. Maintenance and repairs expense increased 19% in the third quarter of 2011 and 21% in the nine months of 2011 primarily due to an increase in aircraft maintenance events as a result of timing and higher utilization of our fleet driven by increased volumes.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense increased 30% during the third quarter of 2011 and 29% for the nine months of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges, fuel had an immaterial impact on operating income for the third quarter of 2011. Fuel prices were higher than anticipated and rose significantly during the third quarter of 2011. However, fuel surcharges more than offset incremental fuel costs for the nine months of 2011.
Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2011 and 2010 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 35.7% for the third quarter of 2011 and 36.1% for the nine months of 2011, compared with 37.4% for the third quarter and nine months of 2010. Our lower effective tax rates in 2011 were driven primarily by the benefit derived from increases in international earnings, which are generally taxed at lower rates than in the U.S. For 2011, we expect the effective tax rate to be 36.0% to 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of February 28, 2011, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2010. The Internal Revenue Service is currently auditing our 2007 through 2009 consolidated U.S. income tax returns.

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
Business Acquisitions
On February 22, 2011, FedEx Express completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash. The financial results of the acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material to our results of operations or financial condition.
On December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, SA de CV (MultiPack), a Mexican domestic express package delivery company. This acquisition will be funded with cash from operations and is expected to be completed during 2011, subject to customary closing conditions. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2011 results.
These acquisitions will give us more robust domestic transportation and added capabilities in these important global markets.
Outlook
We expect that continued improvement in global economic conditions will drive increased demand for our services in the fourth quarter of 2011. The combination of our LTL operations has been successful, and we expect that the integration of these networks will result in a return to profitability for our FedEx Freight segment in the fourth quarter of 2011. Collectively, we expect these factors to drive significant growth in our earnings in the fourth quarter of 2011. However, the ongoing political turmoil in the Middle East and North Africa could combine to drive higher fuel prices and impact the pace of global economic recovery. Also, the near-term impact of the earthquake and tsunami in Japan on operational costs, shipping patterns and the global economy is currently uncertain. Our earnings growth in the fourth quarter of 2011 will be dampened by higher anticipated compensation and benefits, including retirement plans and medical costs, and higher aircraft maintenance.
For the remainder of 2011, we will continue to make strategic investments in aircraft, including the Boeing 777 Freighter (“B777F”) and Boeing 757 (“B757”) aircraft, which are substantially more fuel-efficient per unit than the aircraft types that they are replacing. We are committed to investing in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth as global economic conditions continue to improve. For additional details on key 2011 capital projects and the impact of recent tax legislation, refer to the “Liquidity Outlook” section of this MD&A.
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
The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that became amendable on October 31, 2010. In January 2011, FedEx Express and the pilots’ union reached a tentative agreement on a new labor contract. The proposed new contract includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. Contract ratification is expected during the fourth quarter of 2011, but cannot be assured. If ratified, the new contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012 and a portion of the hourly pay increases would be canceled.

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
FedEx TechConnect (customer service, technical support, billings and collections)
FedEx Office (document and business services and package acceptance)
Effective January 30, 2011, our FedEx Freight and FedEx National businesses were merged into a single operation. FedEx Freight now offers two services: FedEx Freight Priority, a faster transit service with a price premium, and FedEx Freight Economy, an economical service.
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

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues:
Package:
U.S. overnight box	$1,514	$1,413	7		$4,494	$4,116	9
U.S. overnight envelope	425	400	6		1,273	1,203	6
U.S. deferred	743	692	7		2,070	1,919	8

Total U.S. domestic package revenue	2,682	2,505	7		7,837	7,238	8

International priority	1,974	1,748	13		5,957	5,105	17
International domestic (1)	158	142	11		471	427	10

Total package revenue	4,814	4,395	10		14,265	12,770	12
Freight:
U.S.	565	525	8		1,618	1,464	11
International priority	412	329	25		1,253	910	38
International airfreight	68	61	11		207	185	12

Total freight revenue	1,045	915	14		3,078	2,559	20
Other (2)	190	130	46		610	349	75

Total revenues	6,049	5,440	11		17,953	15,678	15
Operating expenses:
Salaries and employee benefits	2,321	2,136	9		6,832	6,215	10
Purchased transportation	386	292	32		1,143	830	38
Rentals and landing fees	424	397	7		1,254	1,178	6
Depreciation and amortization	267	254	5		787	757	4
Fuel	898	694	29		2,454	1,903	29
Maintenance and repairs	330	261	26		1,002	789	27
Intercompany charges	498	497	—		1,523	1,436	6
Other	747	644	16		2,159	1,856	16

Total operating expenses	5,871	5,175	13		17,154	14,964	15

Operating income	$178	$265	(33)		$799	$714	12

Operating margin	2.9%	4.9%	(200	)bp	4.5%	4.6%	(10	)bp

(1)	International domestic revenues include our international intra-country domestic express operations.

(2)	Other revenues include FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	38.4%	39.3%	38.0%	39.7%
Purchased transportation	6.4	5.4	6.3	5.3
Rentals and landing fees	7.0	7.3	7.0	7.5
Depreciation and amortization	4.4	4.7	4.4	4.8
Fuel	14.8	12.7	13.7	12.1
Maintenance and repairs	5.5	4.8	5.6	5.0
Intercompany charges	8.2	9.1	8.5	9.2
Other	12.4	11.8	12.0	11.8

Total operating expenses	97.1	95.1	95.5	95.4

Operating margin	2.9%	4.9%	4.5%	4.6%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2011	2010	Change	2011	2010	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,218	1,190	2	1,194	1,157	3
U.S. overnight envelope	631	601	5	627	608	3
U.S. deferred	952	949	—	887	876	1

Total U.S. domestic ADV	2,801	2,740	2	2,708	2,641	3

International priority	558	530	5	569	511	11
International domestic(2)	337	317	6	338	315	7

Total ADV	3,696	3,587	3	3,615	3,467	4

Revenue per package (yield):
U.S. overnight box	$20.05	$19.16	5	$19.81	$18.73	6
U.S. overnight envelope	10.87	10.70	2	10.68	10.41	3
U.S. deferred	12.60	11.77	7	12.29	11.53	7
U.S. domestic composite	15.45	14.74	5	15.23	14.43	6
International priority	57.07	53.23	7	55.06	52.59	5
International domestic(2)	7.54	7.22	4	7.33	7.12	3
Composite package yield	21.01	19.76	6	20.77	19.39	7
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,000	7,906	1	7,447	7,217	3
International priority	3,131	2,577	21	3,158	2,427	30
International airfreight	1,262	1,184	7	1,248	1,230	1

Total average daily freight pounds	12,393	11,667	6	11,853	10,874	9

Revenue per pound (yield):
U.S.	$1.14	$1.07	7	$1.14	$1.07	7
International priority	2.12	2.06	3	2.09	1.97	6
International airfreight	0.88	0.84	5	0.88	0.79	11
Composite freight yield	1.36	1.26	8	1.37	1.24	10

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international intra-country domestic express operations.
FedEx Express Segment Revenues
FedEx Express segment revenues increased 11% in the third quarter of 2011 primarily due to an increase in IP and U.S. domestic package yields, as well as higher IP package and freight volume. IP package yield increased in the third quarter of 2011 due to increased package weights, rate increases and higher fuel surcharges. Domestic package yields increased in the third quarter of 2011 due to higher fuel surcharges, rate increases and increased package weights. Exports from Asia and Europe drove increases in IP package and freight volume in the third quarter. Despite the growth in our business, our revenues were negatively impacted by severe winter weather conditions in the third quarter of 2011.
In the nine months of 2011, FedEx Express segment revenues increased 15% primarily due to higher IP package and freight volume and an increase in U.S. domestic and IP package yields. Exports from Asia and Europe drove increases in IP package and freight volume in the nine months of 2011. U.S. domestic package yields increased in the nine months of 2011 due to higher fuel surcharges, rate increases and increased package weights. IP package yields increased in the nine months of 2011 due to increased package weights and higher fuel surcharges.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

U.S. Domestic and Outbound Fuel Surcharge:
Low	9.00%	6.50%	7.00%	1.00%
High	10.00	8.50	10.00	8.50
Weighted-average	9.70	7.42	8.68	5.70

International Fuel Surcharges:
Low	9.00	6.50	7.00	1.00
High	15.00	13.00	15.00	13.00
Weighted-average	12.04	10.25	11.22	9.09
On January 3, 2011, we implemented a 5.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. On January 4, 2010, we implemented a 5.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
FedEx Express Segment Operating Income
FedEx Express segment operating income and operating margin decreased during the third quarter of 2011. Increased aircraft maintenance costs, the reinstatement of certain employee compensation programs, higher retirement plans and medical expenses, and the negative impact of severe winter weather more than offset the benefit of increased revenues.
FedEx Express segment operating income increased in the nine months of 2011 as a result of volume and yield growth, particularly in higher-margin IP package and freight services. However, the nine months was also negatively impacted by a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 8 of the accompanying condensed consolidated financial statements) recorded during the second quarter of 2011 and the inclusion in the second quarter of 2010 of a benefit of $54 million for plan design changes to a self-insurance program, which required a remeasurement of the plan liabilities. The combination of these two items, as well as the severe winter weather noted above, significantly impacted the year-over-year operating margin comparisons for the nine months of 2011.
Salaries and employee benefits expense increased 9% in the third quarter and 10% in the nine months of 2011 due to volume-related increases in labor hours, the reinstatement of several employee compensation programs including merit salary increases, higher pension and medical costs, and full 401(k) company-matching contributions. Purchased transportation costs increased 32% in the third quarter of 2011 and 38% in the nine months of 2011 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks and IP package and freight volume growth. Maintenance and repairs expense increased 26% in the third quarter of 2011 and 27% in the nine months of 2011 primarily due to an increase in aircraft maintenance expenses as a result of timing of maintenance events and higher utilization of our fleet driven by increased volumes. Other operating expenses increased 16% in the third quarter of 2011 primarily due to other volume- and weather-related expenses.
Fuel costs increased 29% in both the third quarter and nine months of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had an immaterial impact on operating income in the third quarter and a positive impact in the nine months of 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues:
FedEx Ground	$2,001	$1,768	13		$5,756	$5,118	12
FedEx SmartPost	183	142	29		466	359	30

Total revenues	2,184	1,910	14		6,222	5,477	14

Operating expenses:
Salaries and employee benefits	329	289	14		954	859	11
Purchased transportation	911	771	18		2,538	2,197	16
Rentals	68	63	8		197	184	7
Depreciation and amortization	84	83	1		249	251	(1)
Fuel	5	3	NM		9	6	NM
Maintenance and repairs	40	41	(2)		126	119	6
Intercompany charges	221	207	7		669	587	14
Other	201	195	3		572	569	1

Total operating expenses	1,859	1,652	13		5,314	4,772	11

Operating income	$325	$258	26		$908	$705	29

Operating margin	14.9%	13.5%	140	bp	14.6%	12.9%	170	bp

Average daily package volume
FedEx Ground	3,882	3,674	6		3,751	3,526	6
FedEx SmartPost	1,736	1,489	17		1,433	1,248	15

Revenue per package (yield)
FedEx Ground	$8.16	$7.75	5		$8.01	$7.63	5
FedEx SmartPost	$1.70	$1.59	7		$1.70	$1.53	11

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	15.1%	15.1%	15.3%	15.7%
Purchased transportation	41.7	40.4	40.8	40.1
Rentals	3.1	3.3	3.2	3.3
Depreciation and amortization	3.9	4.3	4.0	4.6
Fuel	0.2	0.2	0.1	0.1
Maintenance and repairs	1.8	2.2	2.0	2.2
Intercompany charges	10.1	10.8	10.8	10.7
Other	9.2	10.2	9.2	10.4

Total operating expenses	85.1	86.5	85.4	87.1

Operating margin	14.9%	13.5%	14.6%	12.9%

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 14% in both the third quarter and nine months of 2011 due to volume and yield growth at both FedEx Ground and FedEx SmartPost.
FedEx Ground average daily volume increased 6% during the third quarter and in the nine months of 2011 due to market share gains resulting from continued growth in our commercial business and our FedEx Home Delivery service. Yield increased 5% in the third quarter of 2011 at FedEx Ground primarily due to rate increases, higher residential surcharges and higher fuel surcharges. Yield increased 5% in the nine months of 2011 at FedEx Ground, primarily due to higher fuel surcharges, rate increases and higher residential surcharges.
FedEx SmartPost volumes grew 17% during the third quarter of 2011 and 15% in the nine months of 2011 as a result of growth in e-commerce business, gains in market share and the introduction of new service offerings. Yields at FedEx SmartPost increased 7% during the third quarter of 2011 and 11% in the nine months of 2011 primarily due to lower postage costs as a result of increased deliveries to United States Postal Service (“USPS”) final destination facilities and higher fuel surcharges. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

Low	5.50%	4.00%	5.50%	2.75%
High	6.00	5.00	6.00	5.00
Weighted-average	5.85	4.61	5.78	3.86
On January 3, 2011, we implemented a 4.9% average list price increase for FedEx Ground and FedEx Home Delivery services. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. Additional changes were made to other FedEx Ground surcharges and FedEx SmartPost rates. On January 4, 2010, we implemented a 4.9% average list price increase and made various changes to other surcharges, including modifying the fuel surcharge table, on FedEx Ground shipments.
FedEx Ground Segment Operating Income
FedEx Ground segment operating income and operating margin increased during the third quarter and nine months of 2011 due to yield and volume growth. Purchased transportation costs increased 18% during the third quarter and 16% in the nine months of 2011 primarily as a result of volume growth, higher rates paid to our independent contractors and increased fuel supplement costs. Salaries and employee benefits expense increased 14% during the third quarter and 11% in the nine months of 2011 primarily due to increased staffing at FedEx Ground and FedEx SmartPost to support volume growth and higher medical and pension costs. Intercompany charges increased in the third quarter and nine months of 2011 primarily due to higher allocated information technology costs. Current year results were also favorably impacted by one additional operating day.
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
FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating loss and operating margin (dollars in millions) and selected statistics for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues	$1,123	$1,040	8		$3,602	$3,090	17
Operating expenses:
Salaries and employee benefits	562	532	6		1,746	1,552	13
Purchased transportation	178	191	(7)		567	477	19
Rentals	29	29	—		94	85	11
Depreciation and amortization	48	49	(2)		158	150	5
Fuel	145	112	29		409	310	32
Maintenance and repairs	44	36	22		135	105	29
Impairment and other charges (1)	21	—	NM		88	—	NM
Intercompany charges (2)	106	99	7		323	249	30
Other	100	99	1		299	279	7

Total operating expenses	1,233	1,147	7		3,819	3,207	19

Operating loss	$(110)	$(107)	(3)		$(217)	$(117)	(85)

Operating margin	(9.8)%	(10.3)%	50	bp	(6.0)%	(3.8)%	(220	)bp

Average daily LTL shipments (in thousands)	78.3	83.4	(6)		86.6	79.1	9
Weight per LTL shipment (lbs)	1,151	1,133	2		1,133	1,124	1
LTL yield (revenue per hundredweight)	$18.66	$16.82	11		$18.04	$17.24	5

(1)	Includes severance, impairment and other charges associated with the combination of FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

(2)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FedEx TechConnect effective August 1, 2009. For 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	50.0%	51.1%	48.5%	50.2%
Purchased transportation	15.9	18.4	15.7	15.4
Rentals	2.6	2.8	2.6	2.8
Depreciation and amortization	4.3	4.7	4.4	4.9
Fuel	12.9	10.8	11.4	10.0
Maintenance and repairs	3.9	3.5	3.7	3.4
Impairment and other charges(1)	1.9	—	2.4	—
Intercompany charges(2)	9.4	9.5	9.0	8.1
Other	8.9	9.5	8.3	9.0

Total operating expenses	109.8	110.3	106.0	103.8

Operating margin	(9.8)%	(10.3)%	(6.0)%	(3.8)%

(1)	Includes charges associated with the combination of FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

(2)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FedEx TechConnect effective August 1, 2009. For 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 8% during the third quarter of 2011 as a result of higher LTL yield, partially offset by lower average daily LTL shipments. Yields increased 11% during the third quarter of 2011, reflecting our ongoing yield management initiatives. Average daily LTL shipments decreased 6% year over year in the third quarter of 2011 due to the yield management initiatives, and severe winter weather which negatively impacted our operations.
FedEx Freight segment revenue increased 17% in the nine months of 2011 due to higher average daily LTL shipments and LTL yield. Discounted pricing in contracts signed during the second half of fiscal 2010 led to an increase in average daily LTL shipments of 9% during the nine months of 2011. Yields increased 5% during the nine months of 2011 as a result of our yield management programs.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Low	16.30%	13.60%	15.10%	10.80%
High	17.90	14.80	17.90	14.80
Weighted-average	17.10	14.30	16.00	13.40

FedEx Freight Segment Operating Loss
The operating loss during the third quarter and nine months of 2011 included costs associated with the combination of our FedEx Freight and FedEx National LTL operations and the significant impact from severe winter weather. We incurred costs associated with the combination of $43 million during the third quarter and $130 million in the nine months of 2011, including $21 million incurred in the third quarter and $88 million incurred in the nine months of 2011 recorded in the “Impairment and other charges” caption of the condensed consolidated income statement (see “Overview” section above for additional information).
Salaries and employee benefits increased 6% during the third quarter of 2011 and 13% in the nine months of 2011 primarily due to the reinstatement of several employee compensation programs, including 401(k) full company-matching contributions and merit salary increases. Purchased transportation costs decreased 7% in the third quarter of 2011 due to lower shipment volumes. Purchased transportation costs increased 19% in the nine months of 2011 primarily due to higher shipment volumes in the first half of 2011. Maintenance and repairs expense increased 22% during the third quarter of 2011 and 29% in the nine months of 2011 due to higher volumes in the first half of 2011 and the aging of our fleet. Also, higher intercompany charges in the nine months of 2011 reflect the transfer of sales and customer service employees from the FedEx Freight segment entities in August 2009 (described above in the “FedEx Services Segment” section).
Fuel costs increased 29% during the third quarter of 2011 and 32% in the nine months of 2011 due to a higher average price per gallon of diesel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in the nine months of 2011, but was slightly negative for the third quarter of 2011.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.4 billion at February 28, 2011, compared to $2.0 billion at May 31, 2010. The following table provides a summary of our cash flows for the periods ended February 28 (in millions):

	2011	2010
Operating activities:
Net income	$894	$765
Noncash charges and credits	2,136	1,833
Changes in assets and liabilities	(573)	(690)

Cash provided by operating activities	2,457	1,908

Investing activities:
Capital expenditures	(2,703)	(1,981)
Business acquisitions, net of cash acquired	(96)	—
Proceeds from asset dispositions and other	15	31

Cash used in investing activities	(2,784)	(1,950)

Financing activities:
Principal payments on debt	(262)	(632)
Proceeds from stock issuances	64	36
Dividends paid	(113)	(103)
Other	11	(7)

Cash used in financing activities	(300)	(706)

Effect of exchange rate changes on cash	34	5

Net decrease in cash and cash equivalents	$(593)	$(743)

Our cash flows from operating activities increased $549 million in the nine months of 2011 primarily due to lower pension contributions and increased earnings in 2011. We made contributions of $380 million to our U.S. domestic pension plans (“U.S. Retirement Plans”) during the nine months of 2011 and contributions of $731 million to our U.S. Retirement Plans during the nine months of 2010, including $495 million in tax-deductible voluntary contributions. In March 2011, we made an additional contribution of $100 million to our U.S. Retirement Plans. Capital expenditures during the nine months of 2011 were higher primarily due to increased spending at FedEx Express for aircraft, as described in the “Capital Resources” discussion below. During the third quarter of 2011, we repaid our $250 million 7.25% unsecured notes that matured on February 15, 2011. During the first nine months of 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009.

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
The following table compares capital expenditures by asset category and reportable segments for the periods ended February 28 (in millions):

					Percent Change
					2011/2010
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2011	2010	2011	2010	Ended	Ended
Aircraft and related equipment	$352	$158	$1,758	$1,018	123	73
Facilities and sort equipment	117	138	321	491	(15)	(35)
Information and technology investments	91	77	286	192	18	49
Vehicles	42	32	238	193	31	23
Other equipment	41	27	100	87	52	15

Total capital expenditures	$643	$432	$2,703	$1,981	49	36

FedEx Express segment	440	226	2,045	1,245	95	64
FedEx Ground segment	74	87	265	303	(15)	(13)
FedEx Freight segment	40	28	131	200	43	(35)
FedEx Services segment	89	91	261	233	(2)	12
Other and eliminations	—	—	1	—	—	—

Total capital expenditures	$643	$432	$2,703	$1,981	49	36

Capital expenditures during the nine months of 2011 were higher than the prior-year period primarily due to increased spending at FedEx Express for aircraft and related equipment and at FedEx Services for information technology investments. Aircraft and related equipment purchases at FedEx Express during the nine months of 2011 included the delivery of six new B777Fs.
LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations.
In December 2010, the Tax Relief Act of 2010 was signed into law. This legislation includes provisions that accelerate the depreciation of certain property for federal income tax purposes. Qualifying property placed into service after September 8, 2010 and before January 1, 2012 is eligible for immediate expensing. Additionally, qualifying property placed into service during 2012 will be eligible for 50% expensing with the remaining basis being depreciated over its useful life. These significant tax benefits will reduce the upfront cash flow impact of new qualifying investments. We expect our future capital investments to increase in light of the expensing benefit included in the new tax law.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in July 2012. As of February 28, 2011, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.
The revolving credit agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at February 28, 2011. We are in compliance with this covenant and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity.
Our capital expenditures are expected to be approximately $3.5 billion in 2011 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground, revenue equipment at the FedEx Freight segment and information technology investments at FedEx Services. We invested $1.8 billion in aircraft and aircraft-related equipment in the nine months of 2011 and expect to invest approximately $300 million for aircraft and aircraft-related equipment during the remainder of 2011. Aircraft-related capital outlays include the new B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft types they are replacing. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. Although we expect higher capital expenditures in 2011, we anticipate that our cash flow from operations will be sufficient to fund these expenditures.
As noted above, we made tax-deductible contributions of $380 million to our U.S. Retirement Plans during the nine months of 2011. In March 2011, we made an additional contribution of $100 million to our U.S. Retirement Plans.
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
CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of February 28, 2011. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the U.S. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2011. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the U.S. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2011 (1)	2012	2013	2014	2015	Thereafter	Total
Operating activities:
Operating leases	$450	$1,743	$1,596	$1,414	$1,308	$7,503	$14,014
Non-capital purchase obligations and other	49	194	87	25	15	143	513
Interest on long-term debt	12	125	98	97	78	1,737	2,147
Quarterly contributions to our U.S. Retirement Plans	100	—	—	—	—	—	100

Investing activities:
Aircraft and aircraft-related capital commitments	122	1,169	1,014	755	493	1,431	4,984
Other capital purchase obligations	10	—	—	—	—	—	10

Financing activities:
Debt	—	—	300	250	—	989	1,539
Capital lease obligations	2	25	119	2	2	14	164

Total	$745	$3,256	$3,214	$2,543	$1,896	$11,817	$23,471

(1)	Cash obligations for the remainder of 2011.
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2011.
Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($3 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($77 million) is excluded from the table.
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

Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. During the third quarter of 2011, we repaid our $250 million 7.25% unsecured notes that matured on February 15, 2011.
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
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined by incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2011, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing.
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
As of February 28, 2011, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations has been more significant with respect to our revenues rather than our expenses as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2011, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2010; however, this weakening did not have a material effect on our results of operations.
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
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of all material pending legal proceedings, see Note 8 of the accompanying condensed consolidated financial statements.
In February 2011, we received a demand for the production of information and documents in connection with a civil investigation by the Antitrust Division of the U.S. Department of Justice into the policies and practices of FedEx and United Parcel Service, Inc. for dealing with third-party consultants who work with shipping customers to negotiate lower rates. We are also engaged in related litigation with one of these third-party pricing consultants. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with this investigation and vigorously defending against the litigation.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended November 30, 2010.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, 2001 Restricted Stock Plan and FedEx Corporation Incentive Stock Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION
Date: March 18, 2011	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, 2001 Restricted Stock Plan and FedEx Corporation Incentive Stock Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1