Form 10-K
period 2011-05-31
FEDEX CORP
filed 2011-07-12
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2010, was approximately $26.8 billion. The Registrant has no non-voting stock.
As of July 11, 2011, 317,027,077 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2011 annual meeting of stockholders to be held on September 26, 2011 are incorporated by reference in response to Part III of this Report.

PART I

ITEM 1.	BUSINESS
Overview
FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in four business segments:
•	FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery within one to three business days and serving markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding, and FedEx SupplyChain Systems, Inc., which offers a range of supply chain solutions.
•	FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to every business address in the United States and Canada, as well as residential delivery to nearly 100% of U.S. residences through its FedEx Home Delivery service. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service or Canada Post Corporation for final delivery to any residential address or PO Box in the United States and Canada.
•	FedEx Freight: FedEx Freight, Inc. (“FedEx Freight”) is a leading U.S. provider of less-than-truckload (“LTL”) freight services, offering: FedEx Freight Priority, when speed is critical to meet supply chain needs; and FedEx Freight Economy, for less time-sensitive shipping at a lower cost. The FedEx Freight segment also offers freight delivery service throughout Canada and Mexico and includes FedEx Custom Critical, Inc., North America’s largest time-specific, critical shipment carrier.
•	FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides our other companies with sales, marketing and information technology support. The FedEx Services segment also includes FedEx TechConnect, Inc., which is responsible for customer service, billings and collections for our U.S. customers and offers technical support services, and FedEx Office and Print Services, Inc. (“FedEx Office”), which provides an array of document and business services and retail access to FedEx Express and FedEx Ground services.
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
We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipment tracking, customer service and invoicing information, as well as FedEx Office services. Similarly, by making one call to FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the service best meeting their needs. Through this one point of contact, customers can select from a broad range of freight services, based on their pickup and delivery requirements, time sensitivity and the characteristics of the products being shipped.
We manage our business as a portfolio — in the long-term best interest of the enterprise, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements on achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. As an example of our commitment to managing collaboratively, all our management incentive compensation programs across the enterprise are tied to the performance of FedEx as a whole.
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
Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate. For example, to accommodate recent and anticipated international growth at FedEx Express, we are adding flights, purchasing aircraft and improving services to and from Asia, Europe and Latin America based on the long-term growth prospects of these regions. We have agreed, subject to certain conditions, to purchase a total of 45 Boeing 777 Freighter (“B777F”) aircraft, a new high-capacity, long-range airplane, 12 of which have already been delivered. We also hold options to purchase an additional 13 B777F aircraft. The B777F enables us to fly between major world markets with lower operating costs, more shipments and in less time than before, allowing later cut-off times for customers in these markets to drop off their shipments. In addition, we continue to expand network capacity at our growing FedEx Ground segment.

The following four trends have driven world commerce and shaped the global marketplace, and we believe they will continue to do so over the long term:
•	Globalization: As the world’s economy has become more fully integrated, companies are sourcing and selling globally. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities.
•	Supply Chain Acceleration: As global trade has grown, it has also become more fast-paced, and companies of all sizes now depend on the delivery of just-in-time inventory to help them compete. We have taken advantage of the move toward faster, more efficient supply chains by helping customers obtain near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.
•	Increase in High-Tech and High-Value-Added Businesses: High-tech and high-value-added goods have increased as a percentage of total economic output, and our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.
•	Growth of E-Commerce: E-commerce acts as a catalyst for the other three trends and is a vital growth engine for businesses, as the Internet is increasingly being used to purchase goods and services. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce.
These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward stronger long-term growth, productivity and profitability. To this end, we are investing in long-term strategic projects focused on expanding our global networks to accommodate future volume growth and increase customer convenience, such as investments in B777F aircraft. We also continue to broaden and more effectively bundle our portfolio of services in response to the needs and desires of our customers. For example, in 2011, we:
•	Continued to reduce transit times within FedEx Ground’s growing and highly profitable network.
•	Made a strategic acquisition in India and have one pending in Mexico, which will give us more robust domestic transportation and added capabilities in these important global markets.
•	Added more daily scheduled transpacific and transatlantic flights, providing needed capacity between Asia, Europe and the United States.
•	Expanded and enhanced FedEx First Overnight service (which offers next-business-day delivery as early as 8:00 a.m. depending on destination ZIP Code) and introduced FedEx First Overnight Freight (which offers early-morning delivery of critical air freight shipments) and FedEx 2Day A.M. service (which provides a 10:30 a.m. delivery commitment time for shipments with two-day delivery).

•	Continued to execute our aggressive plan to expand the global freight forwarding presence of FedEx Trade Networks — by opening additional facilities (over three dozen new freight forwarding offices have already been opened) and establishing new alliances throughout the world.
•	Introduced an innovative end-to-end service for the shipping of temperature-sensitive healthcare products, such as pharmaceuticals, around the world.
•	Expanded FedEx Freight’s LTL freight service offerings, launching a new unified LTL network and offering customers the choice of two levels of reliable service from a single company: FedEx Freight Priority, the fast-transit choice for time-sensitive freight delivery; and FedEx Freight Economy, the economical choice for less time-sensitive freight delivery.
Reputation and Responsibility
By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2011, FedEx ranked 8th in FORTUNE magazine’s “World’s Most Admired Companies” list — the tenth consecutive year we have been ranked in the top 20 on the list.
FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in global citizenship. We understand that a sustainable global business is tied to our global citizenship, and we are committed to connecting the world responsibly and resourcefully. Our latest published update to our inaugural global citizenship report is available at http://csr.fedex.com. These reports describe how we think about our responsibilities in the area of global citizenship and include important goals and metrics that demonstrate our commitment to fulfilling these responsibilities.
Our People
Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 290,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.
Our Community
FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We have three core focus areas: disaster preparedness, relief and recovery (American Red Cross, Salvation Army and Direct Relief Worldwide); child pedestrian safety (Safe Kids Worldwide); and environmental sustainability (EMBARQ and National Fish & Wildlife Foundation). We support minority access to higher education by funding scholarships, are a major sponsor of the National Civil Rights Museum and also support Teach for America, Junior Achievement and St. Jude Children’s Research Hospital. Additionally, we believe that the United Way of America offers one of the most effective and efficient ways of meeting community needs and have supported the annual United Way fundraising campaign since 1975. For additional information on our community involvement and disaster relief efforts, see http://csr.fedex.com.

The Environment
In furtherance of our commitment to protecting the environment, we have set long-term goals to reduce aircraft emissions by 20 percent by 2020 on an emissions per available-ton-mile basis, increase FedEx Express vehicle efficiency by 20 percent by 2020, and expand on-site renewable energy generation and procurement of renewable energy credits. To meet our future operational needs, as discussed above, we are adding to our aircraft fleet the more fuel-efficient B777F and retiring and replacing older Boeing 727s with more fuel-efficient and quieter Boeing 757s. The use of newer and more fuel efficient aircraft is reducing our greenhouse gas emissions and airport noise and increasing our jet fuel efficiency. Our hybrid electric delivery fleet has logged more than nine million miles of revenue service. Our solar power generation systems represent another step we are taking toward progressive environmental stewardship and resource sustainability. In December 2010, the FedEx Express facility in Las Vegas, Nevada became our first FedEx facility to receive certification by Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings, and since then, our FedEx Express World Headquarters in Memphis and our enterprise data center in Colorado Springs, Colorado have received the same certification. FedEx Express has made LEED certification the standard for newly built U.S. facilities. We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling, pollution prevention and the use of copy paper with recycled content, among other environmentally-responsible available choices. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.
Governance
FedEx has an independent Board of Directors committed to the highest quality corporate governance. During the past few years, we added a number of highly qualified, independent directors to the Board. The Board has taken significant steps to enhance its accountability to stockholders in recent years. For example, in 2011, the Board determined to submit to stockholders a proposal to amend FedEx’s certificate of incorporation in order to allow holders of 20 percent or more of FedEx’s common stock the right to call special meetings of stockholders, subject to certain customary conditions. Stockholders will vote on the proposed special meeting right at the 2011 annual meeting of stockholders, which will be held on September 26, 2011, and a full description of the proposal will be contained in FedEx’s definitive proxy statement for the meeting.
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

Business Segments
The following describes in more detail the operations of each of our reportable segments:
FedEx Express Segment
FedEx Express
Overview
FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express offers time-definite delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 143,000 employees and has approximately 57,000 drop-off locations (including FedEx Office centers), 688 aircraft and approximately 50,000 vehicles and trailers in its integrated global network.
Services
FedEx Express offers a wide range of shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire United States population. FedEx Express offers three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market.
International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India and Mexico. In addition, FedEx Express offers comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.
For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Technology.”
International Expansion
We recently made strategic moves in India and Mexico:
•	In February 2011, we acquired the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd.
•	On December 15, 2010, we entered into an agreement to acquire Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, which we expect to complete in the first quarter of 2012.

These acquisitions will give us more robust domestic transportation networks and added capabilities in these important global markets, and are expected to provide important contributions to our long-term growth, productivity and profitability.
We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe and Latin America. We began serving mainland China in 1984, and since that time, we have expanded our service to cover more than 400 cities across the country. Within the past few years, we have taken several important actions that bolster our presence there. As an example, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. The new hub assumed and expanded the activities of our previous hub in Subic Bay, Philippines and better serves our global customers doing business in and with the China and Asia-Pacific markets.
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
FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2011 was based on the average spot price for jet fuel published for April 2011. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2011 — 10%; 2010 — 6%; and 2009 — 17%. These percentages include certain fuel surcharge reductions that are associated with our annual base rate increases.

Operations
FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland, Fort Worth and Greensboro and major metropolitan sorting facilities in Los Angeles and Chicago.
Facilities in Anchorage, Paris, Guangzhou and Cologne/Bonn serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London, and Pearson Airport in Toronto. The facilities in Guangzhou, Paris and Cologne/Bonn are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.
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
Fuel Supplies and Costs
During 2011, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”
The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

	Total Cost	Percentage of Consolidated
Fiscal Year	(in millions)	Revenues
2011	$3,178	8.1%
2010	2,342	6.7
2009	2,932	8.3
2008	3,396	8.9
2007	2,639	7.5
Approximately 11% of FedEx Express’s requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express’s requirement is satisfied by retail purchases with various discounts.
Competition
As described in Item 1A of this Annual Report on Form 10-K (“Risk Factors”), the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. The ability to compete effectively depends upon price, frequency, capacity and speed of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings.

Competitors within the United States include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional express delivery concerns, air freight forwarders and the U.S. Postal Service. FedEx Express’s principal international competitors are DHL, UPS, TNT, other foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.
Employees
David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2011, FedEx Express employed approximately 95,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 15% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 27% of all employees.
The pilots of FedEx Express, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement. During the fourth quarter of 2011, the pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012 and a portion of the hourly pay increases would be canceled.
Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees. Certain of FedEx Express’s non-U.S. employees are unionized. FedEx Express believes its relationship with all of its employees is excellent.
FedEx Trade Networks
FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. During 2011, FedEx Trade Networks continued to execute an aggressive plan to expand its global freight forwarding presence — by opening additional facilities (over three dozen new freight forwarding offices have already been opened) and establishing new alliances throughout the world. FedEx Trade Networks provides customs clearance services for FedEx Express at its major U.S. hub facilities. Value-added services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for over 100 customs areas worldwide. FedEx Trade Networks has approximately 4,000 employees and 132 offices in 106 service locations throughout North America and in Asia, Europe, the Middle East and Latin America. FedEx Trade Networks maintains a network of air and ocean freight-forwarding service providers and strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx SupplyChain Systems
FedEx SupplyChain is an integrated logistics provider offering a range of supply chain solutions that leverage FedEx information technology and transportation networks around the world. The company offers services that include critical inventory logistics, transportation management and temperature-controlled transportation through a network of owned and managed resources — all tightly integrated via advanced information technology systems.
FedEx Ground Segment
FedEx Ground
Overview
By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back guaranteed ground package delivery services. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental United States population and overnight service of up to 400 miles to nearly 100% of the continental United States population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers.
FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. For example, during the most recent two-year period, FedEx Ground has reduced the transit times of over 8,000 of its lanes. FedEx Ground’s ongoing network expansion program is substantially increasing the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology, the expansion of existing hubs, and the expansion or relocation of other existing facilities.
The company offers FedEx Home Delivery, which reaches nearly 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee.
Pricing
FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Ground contractor or dropped off by the customer at a FedEx Office center or FedEx Authorized ShipCenter.
FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2011 was based on the average diesel fuel price published for April 2011. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations
FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 520 facilities, including 32 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 28,100 owner-operated vehicles and 32,600 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.
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
As of May 31, 2011, FedEx Ground had approximately 48,000 employees. In addition, FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. David F. Rebholz is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS and the U.S. Postal Service.
Evolution of Independent Contractor Model
Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions have supported the company’s classification of them and the company believes its relationship with its contractors is generally excellent. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 17 of the accompanying consolidated financial statements.
FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example, FedEx Ground has implemented or is implementing its Independent Service Provider (“ISP”) model in a number of states. The ISP model requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract.
As of May 31, 2011, FedEx Ground has transitioned to the ISP model in Maryland, New Hampshire, Rhode Island and Vermont, and plans to complete transition to the ISP model in Connecticut, Delaware, Illinois, Iowa, Maine, Massachusetts, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota and Tennessee during 2012. Based upon the success of this model, FedEx Ground may possibly transition to it in other states as well.

In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with contractors that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize contractors who choose to grow their businesses by adding routes. During May 2011, approximately 80% of FedEx Ground’s package volume was delivered by multiple route owner-operators or independent service providers.
FedEx SmartPost
FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the U.S. Postal Service for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a U.S. Postal Service facility for final delivery by a postal carrier. Through its network of 25 distribution hubs and approximately 5,500 employees, FedEx SmartPost provides delivery to all residential addresses in the U.S., including PO Boxes and military destinations. FedEx SmartPost also provides service into Canada for U.S. shippers by using the residential delivery capabilities of Canada Post Corporation. This service (known as FedEx SmartPost International) is available to all residential addresses, including PO Boxes, in Canada and includes around-the-clock shipment tracking status updates via fedex.com.
FedEx Freight Segment
FedEx Freight
FedEx Freight is a leading U.S. provider of LTL freight services, offering FedEx Freight Priority, when speed is critical to meet supply chain needs, and FedEx Freight Economy, for less time-sensitive shipping at a lower cost, through one LTL company. Through a comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually all U.S. ZIP Codes (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority service is supported by a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight Canada offers freight delivery service throughout Canada, and FedEx Freight serves Mexico, Puerto Rico, Central and South America, the Caribbean, Europe and Asia via alliances and purchased transportation.
FedEx Freight offers choice, simplicity and reliability to meet the needs of LTL shippers. Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times or after-hours pickup or delivery. FedEx Freight’s fully integrated Web site and other e-tools, including a bill of lading generator and e-mail delivery notification, make freight shipping easier and bring customers closer to their own account information. The FedEx Freight Advance Notice service feature available on Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Additionally, the FedEx Freight A.M. service offers freight delivery by 10:30 a.m. backed by a money-back guarantee. FedEx Freight has an indexed fuel surcharge, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.

As of May 31, 2011, FedEx Freight was operating approximately 58,000 vehicles and trailers from a network of 366 service centers, and the FedEx Freight segment had approximately 33,000 employees. William J. Logue is the President and Chief Executive Officer of FedEx Freight’s parent company, FedEx Freight Corporation, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC National Transportation), Con-way Freight (a subsidiary of Con-way Inc.), UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight System, Inc.
FedEx Custom Critical
FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its services are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited LTL shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. In addition, its subsidiary FedEx Truckload Brokerage provides freight brokerage solutions within the United States and into and out of Canada and Mexico. Service is available 24 hours a day, 365 days a year, including weekends and holidays at no extra cost. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the company’s Shipping Toolkit, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,400 vehicles, operated by independent contractors and their drivers, which are dispatched out of approximately 150 geographically-based staging areas.
FedEx Services Segment
FedEx Services
FedEx Services provides our other companies with sales, marketing, information technology, customer service and certain other back-office support. Through FedEx Services and its subsidiary FedEx TechConnect, we provide a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.
T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2011, the FedEx Services segment had approximately 36,800 employees (including 19,300 at FedEx Office).
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
Marketing
The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:
•	The National Football League (NFL), as its “Official Delivery Service Sponsor”
•	FedExField, home of the NFL’s Washington Redskins
•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series
•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players
•	The FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital
•	FedExForum, home of the NBA’s Memphis Grizzlies
•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament
Information Security
FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’ privacy, and we strive to provide a safe, secure online environment for our customers. We are committed to compliance with applicable information security laws, regulations and industry standards — including, for example, the Payment Card Industry Data Security Standard, a set of comprehensive requirements for enhancing payment account data security developed by the Payment Card Industry Security Standards Council. For a description of risks related to information security, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Global ISO 9001 Certification
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
FedEx Office
FedEx Office’s network of digitally-connected locations offers access to copying and digital printing through retail and Web-based platforms, signs and graphics, professional finishing, computer rentals, and the full range of FedEx day-definite ground shipping and time-definite global express shipping services.
FedEx Office offers the full range of FedEx Express and FedEx Ground services at virtually all U.S. locations. In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail product assortment. By allowing customers to have unpackaged items professionally packed by specially trained FedEx Office team members and then shipped using any of the full range of FedEx day-definite ground shipping and time-definite global express shipping services, FedEx Office provides a complete “pack-and-ship” solution.
As of May 31, 2011, FedEx Office operated approximately 1,950 locations, including 130 locations in seven foreign countries, as well as 30 commercial production centers. FedEx Office is headquartered in Dallas, Texas.
Trademarks
The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx SupplyChain Systems, FedEx TechConnect, FedEx Trade Networks, FedEx SmartPost and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.
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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for the pilots of FedEx Express, and thus require us to hire additional pilots and modify certain of our aircraft. It is reasonably possible that these rules, if enacted as currently drafted, or other future flight safety requirements could impose material costs on us.
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
Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA has issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contains many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements could impose material costs on us.
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
Our operations outside of the United States, such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, the Chinese government has adopted postal regulations that exclude foreign-owned companies such as FedEx from competing in the mainland China domestic document delivery market.
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
Customs. Our activities, including customs brokerage and freight forwarding, are subject to regulation by the Bureau of Customs and Border Protection and the TSA within the Department of Homeland Security (customs brokerage and security issues), the U.S. Federal Maritime Commission (ocean freight forwarding) and the DOT (air freight forwarding). Our offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

Labor. All U.S. employees at FedEx Express are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the United States at our other companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.
The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are the dominant national transportation systems of today. As an air express carrier with an integrated air/ground network, FedEx Express and its employees have been covered by the RLA since the founding of the company in 1971. The purpose of the RLA is to offer employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting global commerce from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as at FedEx Express, cannot be shut down by the actions of a local segment of the network.
The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA, thereby exposing the FedEx Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground network. In addition, federal and state governmental agencies have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. For a description of these potential labor law changes, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

ITEM 1A.	RISK FACTORS
We present information about our risk factors on pages 71 through 76 of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
FedEx Express Segment
FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles
As of May 31, 2011, FedEx Express’s aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft)(1)

Boeing B777F	12	0	12		178,000
Boeing MD11	38	26	64	(2)	164,200
Boeing MD10-30	10	7	17		114,200
Boeing MD10-10	58	0	58		108,700
Airbus A300-600	35	36	71		85,600
Airbus A310-200/300	50	3	53		61,900
Boeing B757-200	58	0	58	(3)	45,800
Boeing B727-200	65	2	67		38,200
ATR 72-202/212	21	0	21	(4)	14,660
ATR 42-300/320	26	0	26		10,880
Cessna 208B	241	0	241		2,500

Total	614	74	688

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	Includes 4 aircraft not currently in operation and awaiting completion of modification.

(3)	Includes 21 aircraft not currently in operation and awaiting completion of modification.

(4)	Includes 5 aircraft not currently in operation and awaiting completion of modification.
•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.
•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.
•	The MD10s are three-engine, wide-bodied aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.
•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.
•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.
•	The B727s are three-engine, narrow-bodied aircraft configured for cargo service.
•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.
An inventory of spare engines and parts is maintained for each aircraft type.
In addition, FedEx Express leases smaller aircraft, which feed packages to and from airports primarily outside the U.S. served by FedEx Express’s larger jet aircraft. The lease agreements generally call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. The lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2011, FedEx Express operated approximately 50,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2011, with the year of expected delivery:

	B757	B777F(1)	Total

2012	16	7	23
2013	4	6	10
2014	—	7	7
2015	—	3	3
2016	—	3	3
Thereafter	—	7	7

Total	20	33	53

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.
As of May 31, 2011, deposits and progress payments of $604 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 16 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2011, FedEx Express operated the following major sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour)(1)	Lessor	Year

National
Memphis, Tennessee	518	3,450,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	335	2,509,000	215,000	Indianapolis Airport Authority	2017/2028 (5)

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	51	419,000	52,000	City of Chicago	2028

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2021/2025 (6)

International
Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	882,000	61,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2017, and lease for additional buildings expires in 2028.

(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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
FedEx Express has additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Stansted Airport outside London, and Pearson Airport in Toronto. FedEx Express also has a substantial presence at airports in Hong Kong, Taiwan, Dubai and Miami.
Administrative and Other Properties and Facilities
The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. FedEx Express also leases 39 facilities in the Memphis area for administrative offices and warehouses.
FedEx Express owns or leases approximately 670 facilities for city station operations in the United States. In addition, approximately 400 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
As of May 31, 2011, FedEx Express had approximately 45,000 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2011, FedEx Express also had approximately 13,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, FedEx Express had approximately 4,500 drop-off locations.
FedEx Ground Segment
FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2011, FedEx Ground had approximately 32,600 company-owned trailers and owned or leased 520 facilities, including 32 hubs. In addition, approximately 28,100 owner-operated vehicles support FedEx Ground’s business. Of the 520 facilities that support FedEx Home Delivery, 229 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 32 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 325,000 square feet and range in size from 54,000 to 715,000 square feet.
FedEx Freight Segment
FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, and administrative offices for the FedEx Freight business are in Harrison, Arkansas. As of May 31, 2011, FedEx Freight operated approximately 58,000 vehicles and trailers and 366 service centers, which are strategically located to provide service to virtually all U.S. ZIP Codes. These facilities range in size from 850 to 221,300 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment
FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services and FedEx Express lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2011, FedEx Office operated approximately 1,950 locations, including 130 locations in seven foreign countries, as well as 30 commercial production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 4,000 square feet in size. We have a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (over 900 locations).

ITEM 3.	LEGAL PROCEEDINGS
FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 17 of the accompanying consolidated financial statements.
As described below, we have received requests for information from various governmental agencies over the past five years related to possible anti-competitive behavior in several package and freight transportation segments. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
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
In February 2011, we received a demand for the production of information and documents in connection with a civil investigation by the DOJ into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. Related antitrust litigation with one of these third party consultants was dismissed in early June 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in late June 2011.

ITEM 4.	RESERVED
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	66	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	57	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	52	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores, and as a director of First Horizon National Corporation, a financial services holding company.

Name and Office	Age	Positions and Offices Held and Business Experience

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	55	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Renasant Corporation, a financial services holding company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	57	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

William J. Logue President and Chief Executive Officer, FedEx Freight Corporation	53	President and Chief Executive Officer of FedEx Freight Corporation (parent of FedEx Freight) since March 2010; President of FedEx Freight Corporation from December 2009 to February 2010; Executive Vice President and Chief Operating Officer — U.S. of FedEx Express from March 2008 to November 2009; Executive Vice President — U.S. Operations and System Support of FedEx Express from September 2006 to March 2008; Senior Vice President — U.S. Operations of FedEx Express from August 2004 to September 2006; Senior Vice President — Air-Ground and Freight Services of FedEx Express from 1999 to August 2004; Vice President — National Hub Operations, Memphis Hub of FedEx Express from 1995 to 1999; and various operations management positions with FedEx Express from 1989 to 1995.

Name and Office	Age	Positions and Offices Held and Business Experience

David F. Rebholz President and Chief Executive Officer, FedEx Ground	58	President and Chief Executive Officer of FedEx Ground since January 2007; President of FedEx Ground from September 2006 to January 2007; Executive Vice President — Operations & Systems Support of FedEx Express from December 1999 to September 2006; Senior Vice President — U.S. of FedEx Express from January 1997 to November 1999; Senior Vice President —Sales & Customer Service of FedEx Express from June 1993 to December 1996; Vice President — Regional Operations of FedEx Express from October 1991 to June 1993; Vice President — Customer Service of FedEx Express from December 1988 to October 1991; and various other positions with FedEx Express from 1976 to 1988.

Christine P. Richards Executive Vice President, General Counsel and Secretary	56	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.
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
FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 11, 2011, there were 14,370 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2011
Fourth Quarter	$96.89	$85.03	$0.12
Third Quarter	98.52	87.54	0.12
Second Quarter	93.03	79.04	0.12
First Quarter	87.74	69.78	0.12

Fiscal Year Ended May 31, 2010
Fourth Quarter	$97.75	$78.29	$0.11
Third Quarter	92.59	75.17	0.11
Second Quarter	85.43	68.06	0.11
First Quarter	70.27	49.76	0.11
FedEx also paid a cash dividend on July 1, 2011 ($0.13 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. FedEx did not repurchase any of its common stock during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data as of and for the five years ended May 31, 2011 is presented on page 127 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Management’s discussion and analysis of results of operations and financial condition is presented on pages 36 through 76 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 126 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2011 thereon, are presented on pages 79 through 125 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 77 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 78 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on September 26, 2011, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on September 26, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on September 26, 2011, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on September 26, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees for services provided by Ernst & Young LLP during 2011 and 2010 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on September 26, 2011, and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2011 thereon, are listed on pages 34 through 35 and presented on pages 79 through 125 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 12, 2011 thereon, is presented on pages 128 through 129 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-8 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION
Dated: July 12, 2011	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2011

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 12, 2011

/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 12, 2011

/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 12, 2011

/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 12, 2011

/s/ J. R. HYDE, III * J. R. Hyde, III	Director	July 12, 2011

/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 12, 2011

/s/ STEVEN R. LORANGER * Steven R. Loranger	Director	July 12, 2011

Signature	Capacity	Date

/s/ GARY W. LOVEMAN * Gary W. Loveman	Director	July 12, 2011

/s/ SUSAN C. SCHWAB * Susan C. Schwab	Director	July 12, 2011

/s/ JOSHUA I. SMITH * Joshua I. Smith	Director	July 12, 2011

/s/ DAVID P. STEINER * David P. Steiner	Director	July 12, 2011

/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 12, 2011

*By:	/s/ JOHN L. MERINO John L. Merino	July 12, 2011
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
ORGANIZATION OF INFORMATION
Our MD&A is composed of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:
•	Results of Operations includes an overview of our consolidated 2011 results compared to 2010, and 2010 results compared to 2009. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2012.
•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2012) for each of our reportable transportation segments.
•	Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flows and our financial commitments.
•	We conclude with a discussion of the critical accounting estimates that we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.
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
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2011 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.
RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2011 (1)	2010	2009 (2)	2011/2010		2010/2009
Revenues	$39,304	$34,734	$35,497	13		(2)
Operating income	2,378	1,998	747	19		167
Operating margin	6.1%	5.8%	2.1%	30	bp	370	bp
Net income	$1,452	$1,184	$98	23		NM

Diluted earnings per share	$4.57	$3.76	$0.31	22		NM

(1)	Operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011, and a $66 million legal reserve associated with the ATA Airlines lawsuit against FedEx Express.

(2)	Operating expenses include charges of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share), primarily for impairment charges associated with goodwill and aircraft (described below).

The following table shows changes in revenues and operating income by reportable segment for 2011 compared to 2010, and 2010 compared to 2009 (dollars in millions):

	Revenues				Operating Income
	Dollar Change		Percent Change		Dollar Change		Percent Change
	2011/	2010/	2011/	2010/	2011/	2010/	2011/	2010/
	2010	2009	2010	2009	2010	2009	2010	2009

FedEx Express segment(1)	$3,026	$(809)	14	(4)	$101	$333	9	42
FedEx Ground segment	1,046	392	14	6	301	217	29	27
FedEx Freight segment(2)	590	(94)	14	(2)	(22)	(109)	(14)	(248)
FedEx Services segment(3)	(86)	(207)	(5)	(10)	—	810	—	100
Other and eliminations	(6)	(45)	NM	NM	—	—	—	—

	$4,570	$(763)	13	(2)	$380	$1,251	19	167

(1)	FedEx Express segment 2011 operating expenses include a $66 million legal reserve associated with the ATA Airlines lawsuit, and 2009 operating expenses include a charge of $260 million, primarily for aircraft-related asset impairments.

(2)	FedEx Freight segment 2011 operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011, and 2009 operating expenses include a charge of $100 million, primarily for impairment charges associated with goodwill related to the FedEx National LTL acquisition.

(3)	FedEx Services segment 2009 operating expenses include a charge of $810 million for impairment charges associated with goodwill related to the FedEx Office acquisition.
Overview
Our results for 2011 reflect the momentum of improved global economic conditions and strong demand for our services, which drove yield growth and volume increases across all our transportation segments during 2011, particularly in FedEx International Priority (“IP”) package shipments at FedEx Express. Our FedEx Ground segment continued its exceptional performance, increasing volume, yield and operating margins. The FedEx Freight segment returned to profitability in the fourth quarter of 2011 primarily due to higher LTL yield. All of our transportation segments benefited from our yield management initiatives in 2011. Despite the strength in our businesses and significantly improved results, we incurred increased retirement plans and medical costs, higher aircraft maintenance expenses, higher costs associated with the restoration of compensation programs curtailed during the recession and one-time costs associated with the combination of our LTL operations (described below) during 2011.
The combination of our FedEx Freight and FedEx National LTL operations was completed on January 30, 2011. Our combined LTL network will increase efficiencies, reduce operational costs and provide customers both Priority and Economy LTL freight services across all lengths of haul from one integrated company. The combination resulted in the following incremental costs and charges which were incurred primarily in the second and third quarters of 2011 (in millions):

2011
Severance	$40
Lease terminations	20
Asset impairments	29

Impairment and other charges	89

Other program costs	44

Total program costs	$133

Other program costs include $15 million in 2011 of accelerated depreciation expense due to a change in the estimated useful life of certain assets impacted by the combination of these operations and other incremental costs directly associated with the program. The net cash effect of the program was immaterial, as cash proceeds from asset sales of $88 million offset severance and other cash outlays for the program.
In 2010, our results reflected the impact of the global recession, which negatively impacted volumes and yields, principally in the first half of the fiscal year. As the global and U.S. economies began to emerge from recession in the second half of 2010, we experienced significant volume growth across all of our transportation segments. Our FedEx Ground segment continued to grow throughout the recession, as customers opted for lower-priced ground transportation services and we continued to gain market share. Despite higher shipment volumes in 2010, our FedEx Freight segment had a difficult year, resulting in an operating loss caused by the highly competitive pricing environment in the LTL market due to excess industry capacity.
The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

(1)	Package statistics do not include the operations of FedEx SmartPost.
Revenue
Revenues increased 13% during 2011 due to yield increases and volume growth across all our transportation segments. Yields improved due to higher fuel surcharges and increased base rates under our yield improvement programs, including our dimensional pricing changes for package shipments effective January 1, 2011. At FedEx Express, revenues increased 14% in 2011 led by IP volume growth in Asia, as well as domestic and IP package yield increases. At the FedEx Ground segment, revenues increased 14% in 2011 due to continued volume growth driven by market share gains and yield growth at both FedEx Ground and FedEx SmartPost. At FedEx Freight, yield increases due to our yield management programs and higher LTL fuel surcharges, and higher average daily LTL volumes led to a 14% increase in revenues in 2011.
Revenues decreased 2% during 2010 primarily due to yield decreases at FedEx Express and FedEx Freight as a result of lower fuel surcharges and a continued competitive pricing environment for our services. Increased volumes at all of our transportation segments due to improved economic conditions in the second half of the fiscal year partially offset the yield decreases in 2010. At FedEx Express, IP package volume increased 10%, led by volume growth in Asia. IP freight and U.S. domestic package volume growth also contributed to the revenue increase in 2010. At the FedEx Ground segment, market share gains resulted in a 3% increase in volumes at FedEx Ground and a 48% increase in volumes at FedEx SmartPost during 2010. At FedEx Freight, discounted pricing drove an increase in average daily LTL freight shipments, but also resulted in significant yield declines during 2010.

Impairment and Other Charges
In 2011, we incurred impairment and other charges of $89 million related to the combination of our LTL operations at FedEx Freight (see “Overview” above for additional information). In 2010, we recorded a charge of $18 million for the impairment of goodwill related to the FedEx National LTL acquisition, eliminating the remaining goodwill attributable to this reporting unit. Our operating results for 2009 included charges of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share) recorded during the fourth quarter, primarily for the impairment of goodwill related to the FedEx Office and FedEx National LTL acquisitions and certain aircraft-related assets at FedEx Express. The key factor contributing to the goodwill impairment was a decline in FedEx Office’s and FedEx National LTL’s actual and forecasted financial performance as a result of weak economic conditions. The FedEx National LTL 2010 and 2009 goodwill impairment charges were included in the results of the FedEx Freight segment. The FedEx Office 2009 goodwill impairment charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
The majority of our property and equipment impairment charges during 2009 resulted from our decision to permanently remove from service certain aircraft, along with certain excess aircraft engines, at FedEx Express. This decision was the result of efforts to optimize our express network in light of excess aircraft capacity due to weak economic conditions and the delivery of newer, more fuel-efficient aircraft.
Operating Income
The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2011		2010	2009
Operating expenses:
Salaries and employee benefits	$15,276		$14,027	$13,767
Purchased transportation	5,674		4,728	4,534
Rentals and landing fees	2,462		2,359	2,429
Depreciation and amortization	1,973		1,958	1,975
Fuel	4,151		3,106	3,811
Maintenance and repairs	1,979		1,715	1,898
Impairment and other charges	89	(1)	18	1,204	(2)
Other	5,322	(3)	4,825	5,132

Total operating expenses	$36,926		$32,736	$34,750

(1)	Represents charges associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

(2)	Includes charges of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share), primarily for impairment charges associated with goodwill and aircraft (described above).

(3)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit against FedEx Express.

	Percent of Revenue
	2011	2010	2009
Operating expenses:
Salaries and employee benefits	38.9%	40.4%	38.8%
Purchased transportation	14.4	13.6	12.8
Rentals and landing fees	6.3	6.8	6.8
Depreciation and amortization	5.0	5.6	5.6
Fuel	10.6	8.9	10.7
Maintenance and repairs	5.0	4.9	5.3
Impairment and other charges	0.2	0.1	3.4
Other	13.5	13.9	14.5

Total operating expenses	93.9	94.2	97.9

Operating margin	6.1%	5.8%	2.1%

In 2011, operating income increased 19% primarily due to yield and volume increases across all our transportation segments. Higher compensation and benefits, including retirement plans and medical costs, and increased maintenance and repairs expenses had a negative impact on our performance for 2011. Costs related to the combination of our FedEx Freight and FedEx National LTL operations also negatively impacted our 2011 results by $133 million. Unusually severe weather in the second half of 2011 caused widespread disruptions to our networks, which led to lost revenues and drove higher purchased transportation, salaries and wages and other operational costs. Additionally, a $66 million reserve associated with an adverse jury decision in the ATA Airlines lawsuit against FedEx Express was recognized in 2011.
Salaries and employee benefits increased 9% in 2011 due to the reinstatement of merit salary increases, increases in pension and medical costs and the reinstatement of full 401(k) company-matching contributions effective January 1, 2011. Purchased transportation increased 20% in 2011 due to volume growth, higher fuel surcharges and higher rates paid to our independent contractors at FedEx Ground, as well as costs associated with the expansion of our freight forwarding business at FedEx Trade Networks. Maintenance and repairs expense increased 15% in 2011 primarily due to an increase in maintenance events, as a result of timing, and higher utilization of our fleet driven by increased volumes. Other operating expense increased 10% primarily due to volume- and weather-related expenses.
The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense increased 34% during 2011 primarily due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in 2011, predominantly at FedEx Express.
Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trends in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2011, 2010 and 2009 in the accompanying discussions of each of our transportation segments.
Operating income and operating margin increased in 2010 primarily as a result of the inclusion in 2009 of the impairment and other charges described above. Volume increases at our package businesses, particularly in higher-margin IP package and freight services at FedEx Express, also benefited our 2010 results. Additionally, we benefited in 2010 from several actions implemented in 2009 to lower our cost structure, including reducing base salaries, optimizing our networks by adjusting routes and equipment types, permanently and temporarily idling certain equipment and consolidating facilities; however, these benefits were partially offset by increased costs in 2010 associated with our variable incentive compensation programs. An operating loss at the FedEx Freight segment due to continued weakness in the LTL freight market constrained the earnings increase.
Maintenance and repairs expense decreased 10% in 2010 primarily due to the timing of maintenance events. Other operating expense decreased 6% in 2010 due to actions to control spending and the inclusion in the prior year of higher self-insurance reserve requirements at FedEx Ground. Purchased transportation costs increased 4% in 2010 due to increased utilization of third-party transportation providers associated primarily with our LTL freight service as a result of higher shipment volumes.
Fuel expense decreased 18% during 2010 primarily due to decreases in the average price per gallon of fuel and fuel consumption, as we lowered flight hours and improved route efficiencies. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in 2010.
Other Income and Expense
Interest expense increased $7 million during 2011 primarily due to a decrease in capitalized interest related to the timing of construction projects and progress payments on aircraft purchases. Interest expense decreased $6 million during 2010 due to increased capitalized interest primarily related to progress payments on aircraft purchases. Interest income decreased $18 million during 2010 primarily due to lower interest rates and invested balances. Other expense increased $22 million during 2010 primarily due to higher amortization of financing fees and foreign currency losses.
Income Taxes
Our effective tax rate was 35.9% in 2011, 37.5% in 2010 and 85.6% in 2009. Our 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state tax rate driven principally by favorable audit and legislative developments. In 2011, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.3% benefit to our effective tax rate. Our total permanently reinvested foreign earnings were $640 million at the end of 2011 and $325 million at the end of 2010. Our 2009 rate was significantly impacted by goodwill impairment charges that were not deductible for income tax purposes.

Our current federal income tax expenses in 2011, 2010, and 2009 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 Freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.
The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2011	2010	2009
Current	$79	$36	$(35)
Deferred	485	408	327

Total Federal Provision	$564	$444	$292

For 2012, we expect our effective tax rate to be in the range of 36.0% to 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 11 of the accompanying consolidated financial statements.
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
On December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company. This acquisition will be funded with cash from operations and is expected to be completed during the first quarter of 2012, subject to customary closing conditions. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2012 results.
These acquisitions will give us more robust domestic transportation networks and added capabilities in these important global markets.
Outlook
We expect moderate growth in the global economy, combined with ongoing yield improvement actions, to drive a significant improvement in earnings in 2012. Results at FedEx Express, driven by international services, are expected to be the primary driver of earnings growth during 2012. In addition, we expect our FedEx Freight segment to be profitable throughout 2012 and anticipate our FedEx Ground segment to continue to grow significantly. However, our outlook is dependent on continued strengthening in global economic conditions, particularly in industrial production, the pace of which is uncertain due to several factors, including the impact of higher fuel prices on demand. We expect growth in international trade to substantially outpace growth in the U.S. domestic economy, and our unmatched global network is uniquely positioned to service customer needs in this sector. While cost headwinds in pension plans and maintenance and repairs are expected to abate, we expect higher incentive compensation expense as a result of higher earnings and higher expenses related to the full restoration of the company-matching contributions on our 401(k) programs.

Our capital expenditures for 2012 are expected to be approximately $4.2 billion, an increase over 2011, driven primarily by replacement vehicles and equipment to support international growth at FedEx Express. Our strategic investments in our more fuel efficient B777F and Boeing 757 (“B757”) aircraft will continue in 2012. We are committed to investing in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth as global economic conditions continue to improve. For additional details on key 2012 capital projects, refer to the “Liquidity Outlook” section of this MD&A.
Our outlook is dependent upon a stable pricing environment for fuel, as volatility in fuel prices impacts our fuel surcharge levels, fuel expense and demand for our services. Historically, our fuel surcharges have largely offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings either positively or negatively in the short-term.
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
Seasonality of Business
Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December, January and February are the slowest periods. For FedEx Office, the summer months are normally the slowest periods. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter.
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. New accounting guidance that has impacted our financial statements can be found in Note 2 of the accompanying consolidated financial statements.
In June 2011, the Financial Accounting Standards Board issued new guidance to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This new standard is effective for our fiscal year ending May 31, 2013.
We believe there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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
FedEx TechConnect (customer service, technical support, billings and collections)
FedEx Office (document and business services and package acceptance)
Effective January 30, 2011, our FedEx Freight and FedEx National LTL businesses were merged into a single operation. FedEx Freight now offers two standard services: FedEx Freight Priority, a faster transit service with a price premium; and FedEx Freight Economy, an economical service.
FEDEX SERVICES SEGMENT
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses. Effective September 1, 2009, FedEx SupplyChain Systems, formerly included in the FedEx Services reporting segment, was realigned to become part of the FedEx Express reporting segment. Prior year amounts have not been reclassified to conform to the current year segment presentation because these reclassifications are immaterial.
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
OTHER INTERSEGMENT TRANSACTIONS
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results and are not separately identified in the following segment information, because the amounts are not material.

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the years ended May 31:

						Percent Change
	2011		2010	2009		2011/2010		2010/2009
Revenues:
Package:
U.S. overnight box	$6,128		$5,602	$6,074		9		(8)
U.S. overnight envelope	1,736		1,640	1,855		6		(12)
U.S. deferred	2,805		2,589	2,789		8		(7)

Total U.S. domestic package revenue	10,669		9,831	10,718		9		(8)

International priority	8,228		7,087	6,978		16		2
International domestic (1)	653		578	565		13		2

Total package revenue	19,550		17,496	18,261		12		(4)
Freight:
U.S.	2,188		1,980	2,165		11		(9)
International priority	1,722		1,303	1,104		32		18
International airfreight	283		251	369		13		(32)

Total freight revenue	4,193		3,534	3,638		19		(3)
Other (2)	838		525	465		60		13

Total revenues	24,581		21,555	22,364		14		(4)
Operating expenses:
Salaries and employee benefits	9,183		8,402	8,217		9		2
Purchased transportation	1,573		1,177	1,112		34		6
Rentals and landing fees	1,672		1,577	1,613		6		(2)
Depreciation and amortization	1,059		1,016	961		4		6
Fuel	3,553		2,651	3,281		34		(19)
Maintenance and repairs	1,353		1,131	1,351		20		(16)
Impairment and other charges	—		—	260	(3)	—		NM
Intercompany charges	2,043		1,940	2,103		5		(8)
Other	2,917	(4)	2,534	2,672		15		(5)

Total operating expenses	23,353		20,428	21,570		14		(5)

Operating income	$1,228		$1,127	$794		9		42

Operating margin	5.0%		5.2%	3.6%		(20	)bp	160	bp

(1)	International domestic revenues include our international intra-country domestic express operations.

(2)	Other revenues include FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

(3)	Represents charges associated with aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(4)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.

	Percent of Revenue
	2011	2010	2009
Operating expenses:
Salaries and employee benefits	37.4%	39.0%	36.7%
Purchased transportation	6.4	5.5	5.0
Rentals and landing fees	6.8	7.3	7.2
Depreciation and amortization	4.3	4.7	4.3
Fuel	14.4	12.3	14.7
Maintenance and repairs	5.5	5.2	6.0
Impairment and other charges	—	—	1.2 (1)
Intercompany charges	8.3	9.0	9.4
Other	11.9 (2)	11.8	11.9

Total operating expenses	95.0	94.8	96.4

Operating margin	5.0%	5.2%	3.6%

(1)	Includes a charge of $260 million related to aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(2)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.
The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2011	2010	2009	2011/2010	2010/2009
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,184	1,157	1,127	2	3
U.S. overnight envelope	627	614	627	2	(2)
U.S. deferred	873	867	849	1	2

Total U.S. domestic ADV	2,684	2,638	2,603	2	1

International priority	575	523	475	10	10
International domestic(2)	348	318	298	9	7

Total ADV	3,607	3,479	3,376	4	3

Revenue per package (yield):
U.S. overnight box	$20.29	$19.00	$21.21	7	(10)
U.S. overnight envelope	10.86	10.47	11.65	4	(10)
U.S. deferred	12.60	11.70	12.94	8	(10)
U.S. domestic composite	15.59	14.61	16.21	7	(10)
International priority	56.08	53.10	57.81	6	(8)
International domestic(2)	7.38	7.14	7.50	3	(5)
Composite package yield	21.25	19.72	21.30	8	(7)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,340	7,141	7,287	3	(2)
International priority	3,184	2,544	1,959	25	30
International airfreight	1,235	1,222	1,475	1	(17)

Total average daily freight pounds	11,759	10,907	10,721	8	2

Revenue per pound (yield):
U.S.	$1.17	$1.09	$1.17	7	(7)
International priority	2.12	2.01	2.22	5	(9)
International airfreight	0.90	0.81	0.99	11	(18)
Composite freight yield	1.40	1.27	1.34	10	(5)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international intra-country domestic express operations.

FedEx Express Segment Revenues
FedEx Express segment revenues increased 14% in 2011 driven by higher yield and volumes. In 2011, IP package volume increased 10% led by volume growth from Asia, Europe and the U.S. FedEx Express U.S. domestic package yields increased 7% due to higher fuel surcharges, rate increases and increased package weights. IP package yields increased 6% due to higher fuel surcharges, increased package weights and favorable exchange rates. IP freight pounds increased 25% led by volume growth in Europe.
FedEx Express segment revenues decreased 4% in 2010 due to lower yields primarily driven by a decrease in fuel surcharges. Yield decreases during 2010 were partially offset by increased IP package volume, particularly from Asia, IP freight volume and U.S. domestic package volume due to improved global economic conditions. Lower fuel surcharges were the primary driver of decreased composite package and freight yield in 2010. U.S. domestic package yield also decreased during 2010 due to lower rates and lower package weights. In addition to lower fuel surcharges, IP package yield decreased during 2010 due to lower rates, partially offset by higher package weights and favorable exchange rates.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2011	2010	2009

U.S. Domestic and Outbound Fuel Surcharge:
Low	7.00%	1.00%	—%
High	15.50	8.50	34.50
Weighted-average	9.77	6.20	17.45

International Fuel Surcharges:
Low	7.00	1.00	—
High	21.00	13.50	34.50
Weighted-average	12.36	9.47	16.75
In January 2011, we implemented a 5.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. In January 2010, we implemented a 5.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
FedEx Express Segment Operating Income
FedEx Express segment operating income increased in 2011 due to yield and volume growth, particularly in our higher-margin IP package services, although operating margin was down slightly. Higher revenues in 2011 were partially offset by higher retirement plans and medical expenses, increased aircraft maintenance costs, the reinstatement of certain employee compensation programs, and the negative impact of severe weather during the second half of the year. Results in 2011 were also negatively impacted by a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 17 of the accompanying consolidated financial statements).
Salaries and benefits increased 9% in 2011 due to volume-related increases in labor hours, the reinstatement of several employee compensation programs including merit salary increases, higher pension and medical costs, and full 401(k) company-matching contributions. Purchased transportation costs increased 34% in 2011 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks and IP package and freight volume growth. Other operating expenses increased 15% due to volume-related expenses and the ATA Airlines legal reserve. Maintenance and repairs expense increased 20% in 2011 primarily due to an increase in aircraft maintenance expenses as a result of timing of maintenance events and higher utilization of our fleet driven by increased volumes.

Fuel costs increased 34% in 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact in 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.
FedEx Express segment operating income and operating margin increased during 2010 due to volume growth, particularly in higher-margin IP package and freight services. Reductions in network operating costs driven by lower flight hours and improved route efficiencies, as well as other actions to control spending, positively impacted our results for 2010. Our 2010 year-over-year results were also positively impacted by a $260 million charge in 2009 for aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.
Maintenance and repairs expense decreased 16% in 2010 primarily due to the timing of maintenance events, as lower aircraft utilization as a result of weak economic conditions, particularly in the first half of 2010, lengthened maintenance cycles. Purchased transportation costs increased 6% in 2010 primarily due to higher air transportation volume and costs in our freight forwarding business at FedEx Trade Networks. Depreciation expense increased 6% in 2010 primarily due to the addition of 21 aircraft placed into service during the year. Intercompany charges decreased 8% in 2010 primarily due to lower allocated information technology costs and lower net operating costs at FedEx Office.
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
FedEx Express Segment Outlook
In 2012, we expect revenue growth at FedEx Express to be driven by continued growth in our international services as international economic conditions are expected to improve at a faster rate than in the U.S. We also anticipate improvement in both domestic and international yields through ongoing yield management initiatives.
FedEx Express segment operating income and operating margin are expected to increase in 2012, driven by continued growth in international package and freight services, and productivity enhancements such as improving on-road productivity, sort efficiency and efficiencies in our aircraft maintenance processes. We anticipate that increases in merit pay, higher incentive compensation and increased depreciation will dampen our earnings growth in 2012.
Capital expenditures at FedEx Express are expected to increase in 2012 driven by replacement vehicle and equipment purchases. In 2012, capital expenditures will also include continued investments for the new B777F and B757 aircraft. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth.

FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2011	2010	2009	2011/2010		2010/2009
Revenues:
FedEx Ground	$7,855	$6,958	$6,670	13		4
FedEx SmartPost	630	481	377	31		28

Total revenues	8,485	7,439	7,047	14		6

Operating expenses:
Salaries and employee benefits	1,282	1,158	1,102	11		5
Purchased transportation	3,431	2,966	2,918	16		2
Rentals	263	244	222	8		10
Depreciation and amortization	337	334	337	1		(1)
Fuel	12	8	9	50		(11)
Maintenance and repairs	169	166	147	2		13
Intercompany charges	897	795	710	13		12
Other	769	744	795	3		(6)

Total operating expenses	7,160	6,415	6,240	12		3

Operating income	$1,325	$1,024	$807	29		27

Operating margin	15.6%	13.8%	11.5%	180	bp	230	bp

Average daily package volume:
FedEx Ground	3,746	3,523	3,404	6		3
FedEx SmartPost	1,432	1,222	827	17		48

Revenue per package (yield):
FedEx Ground	$8.17	$7.73	$7.70	6		—
FedEx SmartPost	$1.72	$1.56	$1.81	10		(14)

	Percent of Revenue
	2011	2010	2009
Operating expenses:
Salaries and employee benefits	15.1%	15.5%	15.6%
Purchased transportation	40.4	39.9	41.4
Rentals	3.1	3.3	3.1
Depreciation and amortization	4.0	4.5	4.8
Fuel	0.1	0.1	0.1
Maintenance and repairs	2.0	2.2	2.1
Intercompany charges	10.6	10.7	10.1
Other	9.1	10.0	11.3

Total operating expenses	84.4	86.2	88.5

Operating margin	15.6%	13.8%	11.5%

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 14% during 2011 due to volume and yield increases at both FedEx Ground and FedEx SmartPost.
FedEx Ground average daily package volume increased 6% during 2011 due to continued growth in our commercial business and our FedEx Home Delivery service. The 6% yield improvement at FedEx Ground during 2011 was primarily due to rate increases, higher fuel surcharges and higher extra service revenue, particularly in residential surcharges.
FedEx SmartPost average daily volume grew 17% during 2011 primarily as a result of growth in e-commerce business, gains in market share and the introduction of new service offerings. Yields increased 10% during 2011 primarily due to growth in higher yielding services, improved fuel surcharges and lower postage costs as a result of increased deliveries to United States Postal Service (“USPS”) final destination facilities.
FedEx Ground segment revenues increased 6% during 2010 due to volume growth at both FedEx Ground and FedEx SmartPost, partially offset by declines in yield at FedEx SmartPost. FedEx Ground average daily package volume increased 3% during 2010 due to growth in our commercial business and our FedEx Home Delivery service. The slight yield improvement at FedEx Ground during 2010 was primarily due to higher base rates and increased extra service revenue, but was mostly offset by higher customer discounts and lower fuel surcharges. FedEx SmartPost volumes grew 48% during 2010 primarily as a result of market share gains, while yields decreased 14% during 2010 due to changes in customer and service mix.
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2011	2010	2009
Low	5.50%	2.75%	2.25%
High	8.50	5.50	10.50
Weighted-average	6.20	4.23	6.61
In January 2011, we implemented a 4.9% list price increase for FedEx Ground and FedEx Home Delivery services. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. Additional changes were made to other FedEx Ground surcharges and FedEx SmartPost rates. In January 2010, we implemented a 4.9% average list price increase and made various changes to other surcharges, including modifying the fuel surcharge table, on FedEx Ground shipments.
FedEx Ground Segment Operating Income
During 2011, FedEx Ground segment operating income increased 29% and operating margin increased 180 basis points due to improved yield and higher volume resulting from market share growth. We have realized a higher retention of our annual rate increase this year as more customers recognize the competitive advantage that we maintain across many shipping lanes in the U.S. We have also improved our customers’ experience by dramatically reducing our package loss and damage claims while maintaining exceptional service levels. Purchased transportation costs increased 16% in 2011 primarily due to volume growth, higher fuel costs and higher rates paid to our independent contractors. Salaries and employee benefits expense increased 11% in 2011 due primarily to increased staffing at FedEx Ground and FedEx SmartPost to support volume growth and higher pension and medical costs. Intercompany charges increased in 2011 primarily due to higher allocated information technology costs.
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

Evolution of Independent Contractor Model
Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions support our classification and we believe our relationship with the contractors is generally excellent. For a description of these proceedings, see “Risk Factors” and Note 17 of the accompanying consolidated financial statements.
FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example, FedEx Ground has implemented or is implementing its Independent Service Provider (“ISP”) model in a number of states. The ISP model requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract.
As of May 31, 2011, FedEx Ground has transitioned to the ISP model in Maryland, New Hampshire, Rhode Island and Vermont, and plans to complete transition to the ISP model in Connecticut, Delaware, Illinois, Iowa, Maine, Massachusetts, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota and Tennessee during 2012. Based upon the success of this model, FedEx Ground may possibly transition to it in other states as well.
In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with contractors that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize contractors who choose to grow their businesses by adding routes. During May 2011, approximately 80% of FedEx Ground’s package volume was delivered by multiple route owner-operators or independent service providers.
FedEx Ground Segment Outlook
In 2012, we expect the FedEx Ground segment revenue growth will be led by continued improvement in commercial, FedEx Home Delivery and FedEx SmartPost volumes, resulting in additional market share gains. FedEx SmartPost is expected to continue to strengthen its market position by continuing to leverage the FedEx Ground network to enter the optimal USPS entry point. Yields for FedEx Ground are expected to improve in 2012 as a result of yield management initiatives and growth in our higher yielding FedEx Home Delivery service.
We expect the FedEx Ground segment to provide strong operating income growth in 2012 due to efficiency improvements such as an automated operational planning system and improved transit time across numerous shipping lanes. However, we expect to incur higher purchased transportation costs due to higher rates paid to our independent contractors and higher variable incentive compensation in 2012.
We are committed to investing in the FedEx Ground network because of the anticipated growth opportunities within this market. Capital spending is expected to increase in 2012, with the majority of our spending resulting from our continued network expansion and productivity-enhancing technologies.
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

FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating loss and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2011	2010	2009 (3)	2011/2010		2010/2009
Revenues	$4,911	$4,321	$4,415	14		(2)
Operating expenses:
Salaries and employee benefits	2,303	2,128	2,247	8		(5)
Purchased transportation	779	690	540	13		28
Rentals	122	116	139	5		(17)
Depreciation and amortization	205	198	224	4		(12)
Fuel	585	445	520	31		(14)
Maintenance and repairs	182	148	153	23		(3)
Impairment and other charges(1)	89	18	100	394		(82)
Intercompany charges(2)	427	351	109	22		222
Other	394	380	427	4		(11)

Total operating expenses	5,086	4,474	4,459	14		—

Operating loss	$(175)	$(153)	$(44)	(14)		(248)

Operating margin	(3.6)%	(3.5)%	(1.0)%	(10	)bp	(250	)bp

Average daily LTL shipments (in thousands)	86.0	82.3	74.4	4		11
Weight per LTL shipment (lbs)	1,144	1,134	1,126	1		1
LTL yield (revenue per hundredweight)	$18.24	$17.07	$19.07	7		(10)

(1)	Includes severance, impairment and other charges associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011. In 2010 and 2009, this charge represents impairment charges associated with goodwill related to the FedEx National LTL acquisition. The charge in 2009 also includes other charges primarily associated with employee severance.

(2)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FedEx TechConnect effective August 1, 2009. For 2011 and 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.

(3)	Includes Caribbean Transportation Services, which was merged into FedEx Express effective June 1, 2009.

	Percent of Revenue
	2011	2010	2009
Operating expenses:
Salaries and employee benefits	46.9%	49.2%	50.9%
Purchased transportation	15.9	16.0	12.2
Rentals	2.5	2.7	3.1
Depreciation and amortization	4.2	4.6	5.0
Fuel	11.9	10.3	11.8
Maintenance and repairs	3.7	3.4	3.5
Impairment and other charges(1)	1.8	0.4	2.3
Intercompany charges(2)	8.7	8.1	2.5
Other	8.0	8.8	9.7

Total operating expenses	103.6	103.5	101.0

Operating margin	(3.6)%	(3.5)%	(1.0)%

(1)	Includes severance, impairment and other charges associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011. In 2010 and 2009, this charge represents impairment charges associated with goodwill related to the FedEx National LTL acquisition. The charge in 2009 also includes other charges primarily associated with employee severance.

(2)	Certain functions were transferred from the FedEx Freight segment to FedEx Services and FedEx TechConnect effective August 1, 2009. For 2011 and 2010, the costs associated with these functions, previously a direct charge, were allocated to the FedEx Freight segment through intercompany allocations.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 14% in 2011 due to higher LTL yield and average daily LTL shipments. LTL yields increased 7% during 2011 due to our yield management programs, which began during the fourth quarter of 2010 and continued throughout 2011, and higher fuel surcharges. Under these programs, LTL yields have increased sequentially in each of the past four quarters, while average daily LTL shipments fell during the second half of 2011. For the full year, average daily LTL shipments increased 4% in 2011 primarily due to volume increases during the first half of 2011 resulting from the impact of discounted pricing in contracts signed during 2010.
In 2010, FedEx Freight segment revenues decreased primarily due to lower LTL yield and the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009, mostly offset by higher average daily LTL shipments. LTL yield decreased 10% during 2010 due to the highly competitive LTL freight market, resulting from excess capacity and lower fuel surcharges. Discounted pricing drove an increase in average daily LTL shipments of 11% during 2010.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2011	2010	2009
Low	15.10%	10.80%	8.30%
High	20.70	16.10	23.90
Weighted-average	17.00	14.00	15.70
In November 2010, we implemented a 6.9% general rate increase for FedEx Freight shipments. In February 2010, we implemented 5.9% general rate increases for FedEx Freight and FedEx National LTL shipments.

FedEx Freight Segment Operating Loss
The FedEx Freight segment operating loss in 2011 included costs associated with the combination of our FedEx Freight and FedEx National LTL operations and the significant impact from severe weather in the second half of the year. We incurred costs associated with the combination of $133 million in 2011, including $89 million recorded in the “Impairment and other charges” caption of the consolidated income statement (see “Overview” above for additional information).
Salaries and employee benefits increased 8% in 2011 primarily due to volume-related increases in labor, wage increases, higher healthcare and pension costs, and the reinstatement of full 401(k) company-matching contributions. Purchased transportation costs increased 13% in 2011 due to higher shipment volumes and higher rates. Fuel costs increased 31% in 2011 due to a higher average price per gallon of diesel fuel and increased fuel consumption as a result of higher shipment volumes. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a slightly favorable impact to operating income in 2011. Maintenance and repairs expense increased 23% in 2011 due to higher volumes and the aging of our fleet. Also, higher intercompany charges in 2011 reflect the transfer of sales and customer service employees from the FedEx Freight segment entities in the first quarter of 2010 (described below).
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
Intercompany charges increased in 2010 due to expenses associated with the functions of approximately 2,700 FedEx Freight segment employees that were transferred to FedEx Services and FedEx TechConnect in the first quarter of 2010. The costs of these functions were previously a direct charge. Purchased transportation costs increased 28% in 2010 due to increased utilization of third-party transportation providers, which were required to support higher shipment volumes. Fuel costs decreased 14% during 2010 due to a lower average price per gallon of diesel fuel, partially offset by increased fuel consumption as a result of higher shipment volumes. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in 2010. Rent expense decreased 17% and other operating expense decreased 11% in 2010 due to the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009. Depreciation and amortization expense decreased 12% in 2010 due to the impact of the transfer of employees from the FedEx Freight segment to FedEx Services and FedEx TechConnect during the first quarter of 2010.
FedEx Freight Segment Outlook
In 2012, we expect revenue growth at the FedEx Freight segment to be driven by continued growth in our Priority and Economy service lines as customers increase their utilization of our new integrated LTL network. We expect yield improvement across all service and customer segments due to our unique value proposition and yield management initiatives.
We expect the FedEx Freight segment to be profitable throughout 2012 due to continued yield management initiatives and the successful integration of our operations and optimization of our LTL network. In addition, we will continue to improve productivity and efficiency across our integrated network through technology investments focused on network and equipment planning and customer automation. These investments will further enhance our already outstanding customer service levels.
Capital expenditures are expected to increase significantly in 2012 with the majority of our spending for replacement of vehicles and freight handling equipment.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $2.3 billion at May 31, 2011, compared to $2.0 billion at May 31, 2010. The following table provides a summary of our cash flows for the periods ended May 31 (in millions):

	2011	2010	2009
Operating activities:
Net income	$1,452	$1,184	$98
Noncash impairment and other charges	29	18	1,103
Other noncash charges and credits	2,892	2,514	2,554
Changes in assets and liabilities	(332)	(578)	(1,002)

Cash provided by operating activities	4,041	3,138	2,753

Investing activities:
Capital expenditures	(3,434)	(2,816)	(2,459)
Business acquisition, net of cash acquired	(96)	—	—
Proceeds from asset dispositions and other	111	35	76

Cash used in investing activities	(3,419)	(2,781)	(2,383)

Financing activities:
Proceeds from debt issuance	—	—	1,000
Principal payments on debt	(262)	(653)	(501)
Dividends paid	(151)	(138)	(137)
Other	126	99	38

Cash (used in) provided by financing activities	(287)	(692)	400

Effect of exchange rate changes on cash	41	(5)	(17)

Net increase (decrease) in cash and cash equivalents	$376	$(340)	$753

Cash Provided by Operating Activities. Cash flows from operating activities increased $903 million in 2011 primarily due to increased earnings in 2011 and lower pension contributions. Cash flows from operating activities increased $385 million in 2010 primarily due to the receipt of income tax refunds of $279 million and increased income. We made contributions of $480 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during 2011, including $121 million in voluntary contributions and contributions of $848 million to our U.S. Pension Plans during 2010, including $495 million in voluntary contributions. We made contributions of $1.1 billion to our U.S. Pension Plans during 2009.
Cash Used in Investing Activities. Capital expenditures were 22% higher in 2011 and 15% higher in 2010 largely due to increased spending at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2011 and 2010.
Financing Activities. We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock. During 2011, we repaid our $250 million 7.25% unsecured notes that matured on February 15, 2011. During 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering. During 2011, we made principal payments in the amount of $12 million related to capital lease obligations. During 2010, we made principal payments in the amount of $153 million related to capital lease obligations.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. This five-year credit agreement was entered into on April 26, 2011, and replaced the $1 billion three-year credit agreement dated July 22, 2009. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at May 31, 2011. Under this financial covenant, our additional borrowing capacity is capped, although this covenant continues to provide us with ample liquidity, if needed. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of May 31, 2011, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
CAPITAL RESOURCES
Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities, and package-handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.
The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2011	2010	2009	2011/2010	2010/2009
Aircraft and related equipment	$1,988	$1,537	$925	29	66
Facilities and sort equipment	555	630	742	(12)	(15)
Vehicles	282	220	319	28	(31)
Information and technology investments	455	289	298	57	(3)
Other equipment	154	140	175	10	(20)

Total capital expenditures	$3,434	$2,816	$2,459	22	15

FedEx Express segment	2,467	1,864	1,348	32	38
FedEx Ground segment	426	400	636	7	(37)
FedEx Freight segment	153	212	240	(28)	(12)
FedEx Services segment	387	340	235	14	45
Other	1	—	—	—	—

Total capital expenditures	$3,434	$2,816	$2,459	22	15

Capital expenditures during 2011 were higher than the prior-year period primarily due to increased spending at FedEx Express for aircraft and aircraft-related equipment and at FedEx Services for information technology investments. Aircraft and aircraft-related equipment purchases at FedEx Express during 2011 included the delivery of six new B777Fs and 22 B757s. Capital expenditures during 2010 were higher than the prior year primarily due to increased spending at FedEx Express for aircraft and aircraft-related equipment. Aircraft and aircraft-related equipment purchases at FedEx Express during 2010 included six new B777Fs and 12 B757s. FedEx Services capital expenditures increased in 2010 due to information technology facility expansions and projects. Capital spending at FedEx Ground decreased in 2010 due to decreased spending for facilities and sort equipment and vehicles.

LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at May 31, 2011 includes $300 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2012, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.
Our capital expenditures are expected to be $4.2 billion in 2012 and will include spending for aircraft and aircraft-related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at the FedEx Freight segment. We expect approximately 59% of capital expenditures in 2012 will be designated for growth initiatives and 41% dedicated to maintaining our existing operations. Our capital expenditures are expected to increase in 2012 due to spending for vehicle equipment and on-going investments in aircraft programs. Our expected capital expenditures for 2012 include $2.0 billion in investments for delivery of aircraft as well as progress payments toward future aircraft deliveries at FedEx Express, including B757s and the B777F which are significantly more fuel-efficient per unit than the aircraft type previously utilized. Our B757 aircraft are replacing our Boeing 727 aircraft, and we expect to be completely transitioned out of this aircraft type by 2016. We will benefit from the tax expensing and accelerated depreciation provisions of the Tax Relief Act of 2010 on qualifying capital investments we make in 2012.
We have agreed to purchase a total of 45 B777F aircraft (12 of which were in service at May 31, 2011, and an additional seven to be delivered in 2012). Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
For 2012, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $500 million. Our U.S. Pension Plans have ample funds to meet expected benefit payments. In 2012, we have scheduled principal and interest payments of $25 million on capital leases.
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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth a summary of our contractual cash obligations as of May 31, 2011. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2011. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2012	2013	2014	2015	2016	Thereafter	Total
Operating activities:
Operating leases	$1,794	$1,654	$1,465	$1,354	$1,192	$6,533	$13,992
Non-capital purchase obligations and other	209	97	35	24	11	132	508
Interest on long-term debt	126	98	97	78	78	1,659	2,136
Quarterly contributions to our U.S. Pension Plans	500	—	—	—	—	—	500

Investing activities:
Aircraft and aircraft-related capital commitments	1,480	1,086	781	569	584	1,470	5,970
Other capital purchase obligations	210	8	8	6	—	—	232

Financing activities:
Debt	—	300	250	—	—	989	1,539
Capital lease obligations	25	119	2	2	2	13	163

Total	$4,344	$3,362	$2,638	$2,033	$1,867	$10,796	$25,040

We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.
We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable within 12 months, which are included in current liabilities. Included in the table above are anticipated quarterly contributions to our U.S. Pension Plans totaling approximately $500 million for 2012 that begin in the first quarter.
Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 16 of the accompanying consolidated financial statements for more information.
Operating Activities
In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $14.0 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2011. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.
The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($68 million) is excluded from the table. See Note 11 of the accompanying consolidated financial statements for further information.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.
Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft.
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
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. We currently have no scheduled debt payments in 2012.
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
Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service); however, benefits under this formula were capped on May 31, 2008.

The current rules for pension accounting are complex and can produce tremendous volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plan assets and the discount rate used to measure our pension liabilities at a single point in time at the end of our fiscal year (the measurement date). Both of these factors are significantly influenced by the stock and bond markets, which in recent years have experienced substantial volatility.
In addition to expense volatility, we are required to record year-end adjustments to our balance sheet on an annual basis for the net funded status of our pension and postretirement healthcare plans. These adjustments have fluctuated significantly over the past several years and like our pension expense, are a result of the discount rate and value of our plan assets at the measurement date. The funded status of our plans also impacts our liquidity, as current funding laws require increasingly aggressive funding levels for our pension plans. However, the cash funding rules operate under a completely different set of assumptions and standards than those used for financial reporting purposes, so our actual cash funding requirements can differ materially from our reported funded status.
Our retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2011	2010	2009
U.S. domestic and international pension plans	$543	$308	$177
U.S. domestic and international defined contribution plans	257	136	237
Postretirement healthcare plans	60	42	57

	$860	$486	$471

Total retirement plans cost for 2011 increased $374 million due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date. Additionally, we incurred higher expenses for our 401(k) plans due to the partial reinstatement of the company-matching contributions on January 1, 2010, and the full restoration of company-matching contributions on January 1, 2011 (previously suspended in February 2009). Total retirement plans cost increased $15 million in 2010, primarily due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date, mostly offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions.
Retirement plans cost is expected to increase in 2012 due to the full restoration of company-matching contributions on our 401(k) plans noted above. However, our pension costs in 2012 are expected to remain flat, as the benefit of significant investment returns on our pension plan assets will offset the negative impact of a lower discount rate.
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

	2011	2010	2009
Service cost	$521	$417	$499
Interest cost	900	823	798
Expected return on plan assets	(1,062)	(955)	(1,059)
Recognized actuarial losses (gains) and other	184	23	(61)

Net periodic benefit cost	$543	$308	$177

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

Measurement	Discount	Amounts Determined by Measurement Date and
Date (1)	Rate	Discount Rate
5/31/2011	5.76%	2011 PBO and 2012 expense
5/31/2010	6.37	2010 PBO and 2011 expense
5/31/2009	7.68	2009 PBO and 2010 expense
6/01/2008	7.15	2009 expense
2/29/2008	6.96	2008 PBO

(1)	Accounting rules required us to change our measurement date to May 31, beginning in 2009.
We determine the discount rate with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows designed to match our expected benefit payments in future years. In developing this theoretical portfolio, we select bonds that match cash flows to benefit payments, limit our concentration by industry and issuer, and apply screening criteria to ensure bonds with a call feature have a low probability of being called. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the calculation assumes those excess proceeds are reinvested at one-year forward rates.
The decrease in the discount rate at May 31, 2011 was driven by conditions in the market for high-grade corporate bonds, where yields have continued to decrease from May 31, 2010. The discount rate assumption is highly sensitive, as the following table illustrates for our largest tax-qualified U.S. domestic pension plan:

Sensitivity (in millions)
	Effect on 2012	Effect on 2011
	Pension	Pension
	Expense	Expense
One-basis-point change in discount rate	$1.9	$1.7
At our May 31, 2011 measurement date, a 50-basis-point increase in the discount rate would have decreased our 2011 PBO by approximately $1.1 billion and a 50-basis-point decrease in the discount rate would have increased our 2011 PBO by approximately $1.2 billion. From 2009 to 2011, the discount rate used to value our liabilities has declined by nearly 200 basis points, which increased the valuation of our liabilities by over $4 billion.
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

Establishing the expected future rate of investment return on our pension assets is a judgmental matter. Management considers the following factors in determining this assumption:
•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;
•	the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over time; and
•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.
The following table summarizes our current asset allocation strategy (dollars in millions):

	Plan Assets at Measurement Date
	2011			2010
Asset Class	Actual	Actual %	Target %	Actual	Actual %	Target %
Domestic equities	$5,761	37%	33%	$4,569	35%	33%
International equities	2,013	13	12	1,502	12	12
Private equities	403	3	5	399	3	5

Total equities	8,177	53	50	6,470	50	50
Fixed-income securities	6,995	45	49	6,205	47	49
Cash and other	346	2	1	380	3	1

	$15,518	100%	100%	$13,055	100%	100%

We have assumed an 8.0% compound geometric long-term rate of return on our U.S. Pension Plan assets for 2012, 2011 and 2010, as described in Note 12 of the accompanying consolidated financial statements. A one-basis-point change in our expected return on plan assets impacts our pension expense by $1.5 million.
The actual historical return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was approximately 7.8%, net of investment manager fees, for the 15-year period ended May 31, 2011 and 7.9%, net of investment manager fees, for the 15-year period ended May 31, 2010.
Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2012 pension expense, we used the calculated-value method, as our actual returns on plan assets significantly exceeded our assumptions. However, as previously indicated, our pension costs in 2012 are expected to remain flat. The calculated-value method resulted in the same value as the market value in 2011. The calculated-value method significantly mitigated the impact of asset value declines in the determination of our 2010 pension expense, reducing our 2010 expense by approximately $135 million.

FUNDED STATUS. Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2011	2010
Funded Status of Plans:
Projected benefit obligation (PBO)	$17,372	$14,484
Fair value of plan assets	15,841	13,295

Funded status of the plans	$(1,531)	$(1,189)

Components of Funded Status by Plans:
U.S. qualified plans	$(927)	$(580)
U.S. nonqualified plans	(339)	(348)
International plans	(265)	(261)

Net funded status	$(1,531)	$(1,189)

Components of Amounts Included in Balance Sheets:
Current pension and other benefit obligations	(33)	(30)
Noncurrent pension and other benefit obligations	(1,498)	(1,159)

Net amount recognized	$(1,531)	$(1,189)

Cash Amounts:
Cash contributions during the year	$557	$900
Benefit payments during the year	$468	$391
The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of year-end accounting on plan assets. At May 31, 2011, we recorded a decrease to equity through OCI of $350 million (net of tax) to reflect unrealized actuarial losses during 2011 related to a decline in the discount rate. Those losses are subject to amortization over future years and may be reflected in future income statements unless they are recovered. At May 31, 2010, we recorded a decrease to equity through OCI of $1.0 billion (net of tax) attributable to our pension plans.
The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under Internal Revenue Service rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Additionally, current benefit payments are nominal compared to our total plan assets (benefit payments for our U.S. Pension Plans for 2011 were approximately $411 million or 3% of plan assets).
During 2011, we made $480 million in contributions to our U.S. Pension Plans, including $121 million in voluntary contributions. Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required result in a credit balance for funding purposes that can be used to meet minimum contribution requirements in future years. For 2012, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $500 million.
Cumulative unrecognized actuarial losses were $5.4 billion through May 31, 2011, compared to $5.2 billion through May 31, 2010. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Our pension expense includes amortization of these actuarial losses of $276 million in 2011, $125 million in 2010 and $44 million in 2009.

SELF-INSURANCE ACCRUALS
We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. At May 31, 2011 and 2010, there were $1.6 billion of self-insurance accruals reflected in our balance sheet. Approximately 40% of these accruals were classified as current liabilities.
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
LONG-LIVED ASSETS
PROPERTY AND EQUIPMENT. Our key businesses are capital intensive, with approximately 57% of our total assets invested in our transportation and information systems infrastructures. We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred.
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
Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $173 million at May 31, 2011 and $101 million at May 31, 2010. We plan to modify these assets in the future and place them into operations.

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
There were no material property and equipment impairment charges recognized in 2011 (see “Overview” for additional information on certain asset impairments in our FedEx Freight segment in 2011) or 2010. However, during 2009, we recorded $202 million in property and equipment impairment charges. These charges were primarily related to our decision to permanently remove from service certain aircraft, along with certain excess aircraft engines, at FedEx Express.
LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 of the accompanying consolidated financial statements, at May 31, 2011 we had approximately $14 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2011 was approximately six years. The future commitments for operating leases are not reflected as a liability in our balance sheet under current U.S. accounting rules.
Under a proposed revision to the accounting standards for leases, we would be required to record an asset and a liability for our outstanding operating leases similar to the current accounting for capital leases. Notably, the amount we record in the future would be the net present value of our future lease commitments at the date of adoption. This proposed guidance has not been issued and has been subjected to numerous revisions since the proposal was issued. Accordingly, we cannot make any judgments about the specific impact of the new proposed standard to us. However, our existing financing agreements and the rating agencies that evaluate our credit worthiness already take our operating leases into account.
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
GOODWILL. We have $2.3 billion of recorded goodwill from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity.
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

Our businesses with significant recorded goodwill include our FedEx Express, FedEx Freight and FedEx Office reporting units. We evaluated these reporting units during the fourth quarter of 2011. The estimated fair value of each of these reporting units exceeded their carrying values in 2011, and we do not believe that any of these reporting units are at risk as of May 31, 2011. However, as noted below, we have recorded goodwill impairment charges associated with our FedEx Office reporting unit in recent years. While the performance of this business has improved, the realization of the value of the remaining attributable goodwill ($362 million) is dependent upon execution of our growth strategies and initiatives in the future.
Goodwill Impairment Charges — 2010
In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2010, we recorded a charge of $18 million for impairment of the value of the remaining goodwill at our FedEx National LTL reporting unit. The impairment charge resulted from the significant negative impact of the U.S. recession on the LTL industry, which resulted in volume and yield declines and operating losses. In connection with the combination of our LTL networks in 2011, this unit was merged into the FedEx Freight reporting unit.
Goodwill Impairment Charges — 2009
FEDEX OFFICE. During 2009, in response to the lower revenues and continued operating losses at FedEx Office resulting from the U.S. recession, the company initiated an internal reorganization designed to improve revenue-generating capabilities and reduce costs including headcount reductions, the termination of operations in some international locations and substantially curtailing future network expansion. Despite these actions, operating losses and weak economic conditions significantly impacted our FedEx Office reporting unit.
In connection with our annual impairment testing in 2009, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $810 million during the fourth quarter of 2009. The goodwill impairment charge is included in 2009 operating expenses in the accompanying consolidated statements of income. This charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.
FEDEX NATIONAL LTL. In 2009, we recorded a goodwill impairment charge of $90 million at our FedEx National LTL unit. This charge was a result of reduced revenues and increased operating losses due to the negative impact of the U.S. recession.
CONTINGENCIES
We are subject to various loss contingencies, including tax proceedings and litigation, in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Our material pending loss contingencies are described in Note 17 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of matters not specifically described in Note 17 is not expected to be material to our financial position, results of operations or cash flows. The following describes our methods and associated processes for evaluating these matters.

TAX CONTINGENCIES. We are subject to income and operating tax rules of the U.S., its states and municipalities, and of the foreign jurisdictions in which we operate. Significant judgment is required in determining income tax provisions, as well as deferred tax asset and liability balances and related deferred tax valuation allowances, if necessary, due to the complexity of these rules and their interaction with one another. We account for income taxes by recording both current taxes payable and deferred tax assets and liabilities. Our provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which we operate, applied to taxable income, reduced by applicable tax credits.
Tax contingencies arise from uncertainty in the application of tax rules throughout the many jurisdictions in which we operate and are impacted by several factors, including tax audits, appeals, litigation, changes in tax laws and other rules and their interpretations, and changes in our business. We regularly assess the potential impact of these factors for the current and prior years to determine the adequacy of our tax provisions. We continually evaluate the likelihood and amount of potential adjustments and adjust our tax positions, including the current and deferred tax liabilities, in the period in which the facts that give rise to a revision become known. In addition, management considers the advice of third parties in making conclusions regarding tax consequences.
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
We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in the accompanying consolidated balance sheets.
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
OTHER CONTINGENCIES. Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, employment-related claims and FedEx Ground’s owner-operators. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss will be incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.
During the preparation of our financial statements, we evaluate our contingencies to determine whether it is probable, reasonably possible or remote that a liability has been incurred. A loss is recognized for all contingencies deemed probable and estimable, regardless of amount. For unresolved contingencies with potentially material exposure that are deemed reasonably possible, we evaluate whether a potential loss or range of loss can be reasonably estimated.

Our evaluation of these matters is the result of a comprehensive process designed to ensure that accounting recognition of a loss or disclosure of these contingencies is made in a timely manner and involves our legal and accounting personnel, as well as external counsel where applicable. The process includes regular communications during each quarter and scheduled meetings shortly before the completion of our financial statements to evaluate any new legal proceedings and the status of any existing matters.
In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate, among other factors:
•	the current status of each matter within the scope and context of the entire lawsuit (i.e., the lengthy and complex nature of class-action matters);

•	the procedural status of each lawsuit;

•	any opportunities to dispose of the lawsuit on its merits before trial (i.e., motion to dismiss or for summary judgment);

•	the amount of time remaining before the trial date;

•	the status of discovery;

•	the status of settlement, arbitration or mediation proceedings, and;

•	our judgment regarding the likelihood of success prior to or at trial.
In reaching our conclusions with respect to accrual of a loss or loss contingency disclosure, we take a holistic view of each matter based on these factors and the information available prior to the issuance of our financial statements. Uncertainty with respect to an individual factor or combination of these factors may impact our decisions related to accrual or disclosure of a loss contingency, including a conclusion that we are unable to establish an estimate of possible loss or a meaningful range of possible loss. We update our disclosures to reflect our most current understanding of the contingencies at the time we issue our financial statements. However, events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs materially from our previously estimated liability or range of possible loss.
Despite the inherent complexity in the accounting and disclosure of contingencies, we believe that our processes are robust and thorough and provide a consistent framework for management in evaluating the potential outcome of contingencies for proper accounting recognition and disclosure.
RISK FACTORS
Our financial and operating results are subject to many risks and uncertainties, as described below.
We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the recent global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy. As a result, the recent global recession had a disproportionately negative impact on us and our recent financial results.

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors or agents, such as noncompliance with anti-corruption laws, could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
We rely heavily on information and technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. External and internal risks, such as malware, insecure coding, “Acts of God,” attempts to penetrate our networks, data leakage and human error, pose a direct threat to our products, services and data. Any disruption to the Internet or our complex, global technology infrastructure, including those impacting our computer systems and customer Web sites, could adversely impact our customer service, volumes, and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While we have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate us from technology disruptions or data loss and the resulting adverse effect on our operations and financial results.
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
We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. In addition, maintaining a broad portfolio of services is important to keeping and attracting customers. While we believe we compete effectively through our current service offerings, if our competitors offer a broader range of services or more effectively bundle their services, it could impede our ability to maintain or grow our market share.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots of FedEx Express, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize small units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the purview of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s owner-operators as independent contractors.
If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, we recently made strategic moves in India and Mexico. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.
FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in numerous lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators or their drivers should be treated as our employees, rather than independent contractors. We incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. If FedEx Ground is compelled to convert its independent contractors to employees, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.
Increased security or pilot safety requirements could impose substantial costs on us. As a result of concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration has issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contains many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. The Federal Aviation Administration, in September 2010, proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security or flight safety requirements could impose material costs on us.

The regulatory environment for global aviation or other transportation rights may impact our operations. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the United States and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the United States, such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, the Chinese government has adopted postal regulations that exclude foreign-owned companies such as FedEx from competing in the mainland China domestic document delivery market. Regulatory actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks.
We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights to and from any airport in any member state of the European Union will be covered by the ETS requirements beginning in 2012, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in world ecosystems.
A localized disaster in a key geography could adversely impact our business. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to localized risks from natural or manmade disasters such as tornados, floods, earthquakes or terrorist attacks. The loss of a key location such as our Memphis super hub or one of our information technology centers could cause a significant disruption to our operations and cause us to incur significant costs to relocate or reestablish these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

We are also subject to other risks and uncertainties that affect many other businesses, including:
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the increasing costs of compliance with federal and state governmental agency mandates and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour, discrimination and retaliation claims, and any other legal proceedings;
•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012);
•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations.

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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2011.
The effectiveness of our internal control over financial reporting as of May 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2011 of FedEx Corporation and our report dated July 12, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 12, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 12, 2011

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,328	$1,952
Receivables, less allowances of $182 and $166	4,581	4,163
Spare parts, supplies and fuel, less allowances of $169 and $170	437	389
Deferred income taxes	610	529
Prepaid expenses and other	329	251

Total current assets	8,285	7,284

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	13,146	11,640
Package handling and ground support equipment	5,591	5,193
Computer and electronic equipment	4,408	4,218
Vehicles	3,294	3,170
Facilities and other	7,247	7,081

	33,686	31,302
Less accumulated depreciation and amortization	18,143	16,917

Net property and equipment	15,543	14,385

OTHER LONG-TERM ASSETS
Goodwill	2,326	2,200
Other assets	1,231	1,033

Total other long-term assets	3,557	3,233

	$27,385	$24,902

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$18	$262
Accrued salaries and employee benefits	1,268	1,146
Accounts payable	1,702	1,522
Accrued expenses	1,894	1,715

Total current liabilities	4,882	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,667	1,668

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,336	891
Pension, postretirement healthcare and other benefit obligations	2,124	1,705
Self-insurance accruals	977	960
Deferred lease obligations	779	804
Deferred gains, principally related to aircraft transactions	246	267
Other liabilities	154	151

Total other long-term liabilities	5,616	4,778

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of May 31, 2011 and 314 million shares issued as of May 31, 2010	32	31
Additional paid-in capital	2,484	2,261
Retained earnings	15,266	13,966
Accumulated other comprehensive loss	(2,550)	(2,440)
Treasury stock, at cost	(12)	(7)

Total common stockholders’ investment	15,220	13,811

	$27,385	$24,902

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2011	2010	2009

REVENUES	$39,304	$34,734	$35,497

OPERATING EXPENSES:
Salaries and employee benefits	15,276	14,027	13,767
Purchased transportation	5,674	4,728	4,534
Rentals and landing fees	2,462	2,359	2,429
Depreciation and amortization	1,973	1,958	1,975
Fuel	4,151	3,106	3,811
Maintenance and repairs	1,979	1,715	1,898
Impairment and other charges	89	18	1,204
Other	5,322	4,825	5,132

	36,926	32,736	34,750

OPERATING INCOME	2,378	1,998	747

OTHER INCOME (EXPENSE):
Interest expense	(86)	(79)	(85)
Interest income	9	8	26
Other, net	(36)	(33)	(11)

	(113)	(104)	(70)

INCOME BEFORE INCOME TAXES	2,265	1,894	677

PROVISION FOR INCOME TAXES	813	710	579

NET INCOME	$1,452	$1,184	$98

BASIC EARNINGS PER COMMON SHARE	$4.61	$3.78	$0.31

DILUTED EARNINGS PER COMMON SHARE	$4.57	$3.76	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2011	2010	2009

OPERATING ACTIVITIES
Net income	$1,452	$1,184	$98
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,973	1,958	1,975
Provision for uncollectible accounts	152	124	181
Deferred income taxes and other noncash items	669	331	299
Impairment and other charges	29	18	1,103
Stock-based compensation	98	101	99
Changes in assets and liabilities:
Receivables	(400)	(906)	762
Other assets	(114)	276	(196)
Pension assets and liabilities, net	(169)	(611)	(913)
Accounts payable and other liabilities	370	710	(628)
Other, net	(19)	(47)	(27)

Cash provided by operating activities	4,041	3,138	2,753

INVESTING ACTIVITIES
Capital expenditures	(3,434)	(2,816)	(2,459)
Business acquisition, net of cash acquired	(96)	—	—
Proceeds from asset dispositions and other	111	35	76

Cash used in investing activities	(3,419)	(2,781)	(2,383)

FINANCING ACTIVITIES
Principal payments on debt	(262)	(653)	(501)
Proceeds from debt issuance	—	—	1,000
Proceeds from stock issuances	108	94	41
Excess tax benefit on the exercise of stock options	23	25	4
Dividends paid	(151)	(138)	(137)
Other, net	(5)	(20)	(7)

Cash (used in) provided by financing activities	(287)	(692)	400

Effect of exchange rate changes on cash	41	(5)	(17)

Net increase (decrease) in cash and cash equivalents	376	(340)	753
Cash and cash equivalents at beginning of period	1,952	2,292	1,539

Cash and cash equivalents at end of period	$2,328	$1,952	$2,292

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
INVESTMENT AND COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at May 31, 2008	$31	$1,922	$13,002	$(425)	$(4)	$14,526
Adjustment to opening balances for retirement plans measurement date transition, net of tax benefit of $26 and expense of $220, respectively	—	—	(44)	369	—	325

Balance at June 1, 2008	31	1,922	12,958	(56)	(4)	14,851
Net income	—	—	98	—	—	98
Foreign currency translation adjustment, net of tax of $28	—	—	—	(112)	—	(112)
Retirement plans adjustments, net of tax of $718	—	—	—	(1,205)	—	(1,205)

Total comprehensive loss						(1,219)

Cash dividends declared ($0.44 per share)	—	—	(137)	—	—	(137)
Employee incentive plans and other (995,271 shares issued)	—	131	—	—	—	131

Balance at May 31, 2009	31	2,053	12,919	(1,373)	(4)	13,626
Net income	—	—	1,184	—	—	1,184
Foreign currency translation adjustment, net of tax of $2	—	—	—	(25)	—	(25)
Retirement plans adjustments, net of tax of $617	—	—	—	(1,042)	—	(1,042)

Total comprehensive income						117

Purchase of treasury stock	—	—	—	—	(3)	(3)
Cash dividends declared ($0.44 per share)	—	—	(137)	—	—	(137)
Employee incentive plans and other (2,375,753 shares issued)	—	208	—	—	—	208

Balance at May 31, 2010	31	2,261	13,966	(2,440)	(7)	13,811
Net income	—	—	1,452	—	—	1,452
Foreign currency translation adjustment, net of tax of $27	—	—	—	125	—	125
Retirement plans adjustments, net of tax of $141	—	—	—	(235)	—	(235)

Total comprehensive income						1,342

Purchase of treasury stock	—	—	—	—	(5)	(5)
Cash dividends declared ($0.48 per share)	—	—	(152)	—	—	(152)
Employee incentive plans and other (2,229,051 shares issued)	1	223	—	—	—	224

Balance at May 31, 2011	$32	$2,484	$15,266	$(2,550)	$(12)	$15,220

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
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2011 or ended May 31 of the year referenced.
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
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $375 million in 2011, $374 million in 2010 and $379 million in 2009.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.
SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change. Supplies and fuel are reported at weighted average cost.
PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2011	2010
Wide-body aircraft and related equipment	15 to 30 years	$6,536	$5,897
Narrow-body and feeder aircraft and related equipment	5 to 18 years	1,517	1,049
Package handling and ground support equipment	3 to 30 years	1,985	1,895
Vehicles	3 to 15 years	1,076	1,095
Computer and electronic equipment	2 to 10 years	776	649
Facilities and other	2 to 40 years	3,653	3,800
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.9 billion in 2011 and 2010, and $1.8 billion in 2009. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $71 million in 2011, $80 million in 2010 and $71 million in 2009.
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

We operate integrated transportation networks, and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level, for our analysis of impairment. In 2011, we incurred asset impairment charges of $29 million related to the combination of our LTL operations at FedEx Freight (see “FedEx Freight Network Combination” below for additional information).
There were no material property and equipment impairment charges recognized in 2010. During 2009, we recorded $202 million in property and equipment impairment charges. These charges were primarily related to our decision to permanently remove from service certain aircraft, along with certain excess aircraft engines, at FedEx Express.
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
INTANGIBLE ASSETS. Intangible assets include customer relationships, technology assets and contract-based intangibles acquired in business combinations. Intangible assets are amortized over periods ranging from 3 to 12 years, either on a straight-line basis or an accelerated basis depending upon the pattern in which the economic benefits are realized.
PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”).
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
At May 31, 2011, we recorded a decrease to equity through OCI of $350 million (net of tax) based primarily on year-end adjustments related to increases in our projected benefit obligation due to a decrease in the discount rate used to measure the liability at May 31, 2011. At May 31, 2010, we recorded a decrease to equity through OCI of $1.0 billion (net of tax) based primarily on year-end adjustments related to increases in our projected benefit obligation due to a decrease in the discount rate used to measure the liability at May 31, 2010.
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
We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in the accompanying consolidated balance sheets.
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
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive income were $156 million at May 31, 2011, $30 million at May 31, 2010 and $56 million at May 31, 2009.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. During the fourth quarter of 2011, the pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012 and a portion of the hourly pay increases would be canceled. In addition to our pilots at FedEx Express, certain of FedEx Express’s non-U.S. employees are unionized.
STOCK-BASED COMPENSATION. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method.
DIVIDENDS DECLARED PER COMMON SHARE. On June 6, 2011, our Board of Directors declared a quarterly dividend of $0.13 per share of common stock. The dividend was paid on July 1, 2011 to stockholders of record as of the close of business on June 17, 2011. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
FEDEX FREIGHT NETWORK COMBINATION. The previously announced combination of our FedEx Freight and FedEx National LTL operations was completed on January 30, 2011. Our combined LTL network will increase efficiencies, reduce operational costs and provide customers both Priority and Economy LTL freight services across all lengths of haul from one integrated company. These actions resulted in the following incremental costs, including an impairment charge recorded during 2011. Charges for the year ended May 31, 2011 include the following (in millions):

2011
Severance	$40
Lease terminations	20
Asset impairments	29

Impairment and other charges	89

Other program costs	44

Total program costs	$133

Other program costs include $15 million of accelerated depreciation expense due to a change in the estimated useful life of certain assets impacted by the combination of these operations and other incremental costs directly associated with the program. Substantially all of the severance accruals were paid during the fourth quarter of 2011 and the remaining severance accruals will be paid during the first quarter of 2012. We have received $88 million related to asset sales, which offset the total cash outlays for the program. The estimates recorded at May 31, 2011 are not subject to any material risk of change.
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
On June 1, 2009, we adopted the authoritative guidance issued by FASB on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. See Note 12 for related disclosures.
On June 1, 2009, we adopted the authoritative guidance issued by FASB related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods.
In June 2011, the FASB issued new guidance to make the presentation of items within OCI more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This new standard is effective for our fiscal year ending May 31, 2013.
We believe there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
NOTE 3: BUSINESS COMBINATIONS
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
On December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company. This acquisition will be funded with cash from operations and is expected to be completed during the first quarter of 2012, subject to customary closing conditions. The financial results of the acquired company will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2012 results.
These acquisitions will give us more robust domestic transportation networks and added capabilities in these important global markets.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express	FedEx Ground	FedEx Freight	FedEx Services
	Segment	Segment	Segment	Segment	Total

Goodwill at May 31, 2009	$1,090	$90	$802	$1,539	$3,521
Accumulated impairment charges	—	—	(115)	(1,177)	(1,292)

Balance as of May 31, 2009	1,090	90	687	362	2,229

Impairment charge	—	—	(18)	—	(18)
Purchase adjustments and other(1)	(11)	—	—	—	(11)
Transfer between segments(2)	66	—	(66)	—	—

Balance as of May 31, 2010	1,145	90	603	362	2,200

Goodwill acquired(3)	89	—	—	—	89
Purchase adjustments and other(1)	38	—	(1)	—	37

Balance as of May 31, 2011	$1,272	$90	$602	$362	$2,326

Accumulated goodwill impairment charges as of May 31, 2011	$—	$—	$(133)	$(1,177)	$(1,310)

(1)	Primarily currency translation adjustments.

(2)	Transfer of goodwill related to the merger of Caribbean Transportation Services into FedEx Express effective June 1, 2009.

(3)	Goodwill acquired in 2011 relates to the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. See Note 3 for related disclosures.
Our reporting units with significant recorded goodwill include our FedEx Express, FedEx Freight and FedEx Office reporting units. We evaluated these reporting units during the fourth quarter of 2011. The estimated fair value of each of these reporting units exceeded their carrying values in 2011, and we do not believe that any of these reporting units are at risk as of May 31, 2011.
Goodwill Impairment Charges — 2010
In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2010, we recorded a charge of $18 million for impairment of the value of the remaining goodwill at our FedEx National LTL reporting unit. In connection with the combination of our LTL networks in 2011, this unit was merged into the FedEx Freight reporting unit. The impairment charge resulted from the significant negative impact of the U.S. recession on the LTL industry, which resulted in volume and yield declines and operating losses.
Goodwill Impairment Charges — 2009
FEDEX OFFICE. During 2009, in response to the lower revenues and continued operating losses at FedEx Office resulting from the U.S. recession, the company initiated an internal reorganization designed to improve revenue-generating capabilities and reduce costs including headcount reductions, the termination of operations in some international locations and substantially curtailing future network expansion. Despite these actions, operating losses and weak economic conditions significantly impacted our FedEx Office reporting unit.
In connection with our annual impairment testing in 2009, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $810 million during the fourth quarter of 2009. The goodwill impairment charge is included in 2009 operating expenses in the accompanying consolidated statements of income. This charge was included in the results of the FedEx Services segment and was not allocated to our transportation segments, as the charge was unrelated to the core performance of those businesses.

FEDEX NATIONAL LTL. In 2009, we recorded a goodwill impairment charge of $90 million at our FedEx National LTL unit. This charge was a result of reduced revenues and increased operating losses due to the negative impact of the U.S. recession.
OTHER INTANGIBLE ASSETS. The net book value of our intangible assets was $38 million in 2011 and $69 million in 2010. Amortization expense for intangible assets was $32 million in 2011, $51 million in 2010 and $73 million in 2009. Estimated amortization expense is expected to be immaterial in 2012.
NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2011	2010

Accrued Salaries and Employee Benefits
Salaries	$256	$230
Employee benefits, including variable compensation	468	386
Compensated absences	544	530

	$1,268	$1,146

Accrued Expenses
Self-insurance accruals	$696	$675
Taxes other than income taxes	357	347
Other	841	693

	$1,894	$1,715

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2011, are as follows (in millions):

	May 31,
	2011	2010
Senior unsecured debt
Interest rate of 7.25%, due in 2011	$—	$250
Interest rate of 9.65%, due in 2013	300	300
Interest rate of 7.38%, due in 2014	250	250
Interest rate of 8.00%, due in 2019	750	750
Interest rate of 7.60%, due in 2098	239	239

	1,539	1,789
Capital lease obligations	146	141

	1,685	1,930
Less current portion	18	262

	$1,667	$1,668

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $1.5 billion compared with estimated fair values of $1.9 billion at May 31, 2011, and $1.8 billion compared with estimated fair values of $2.1 billion at May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
We have a shelf registration statement filed with the Securities and Exchange Commission that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
During 2011, we repaid our $250 million 7.25% unsecured notes that matured on February 15, 2011. During 2010, we repaid our $500 million 5.50% notes that matured on August 15, 2009 using cash from operations and a portion of the proceeds of our January 2009 $1 billion senior unsecured debt offering. During 2011, we made principal payments in the amount of $12 million related to capital lease obligations. During 2010, we made principal payments in the amount of $153 million related to capital lease obligations.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. This five-year credit agreement was entered into on April 26, 2011, and replaced the $1 billion three-year credit agreement dated July 22, 2009. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at May 31, 2011. Under this financial covenant, our additional borrowing capacity is capped, although this covenant continues to provide us with ample liquidity, if needed. We are in compliance with this and all other restrictive covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or borrowing capacity. As of May 31, 2011, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
We issue other financial instruments in the normal course of business to support our operations, including letters of credit and surety bonds. We had a total of $619 million in letters of credit outstanding at May 31, 2011, with $93 million unused under our primary $500 million letter of credit facility, and $460 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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
NOTE 7: LEASES
We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2046. We leased 11% of our total aircraft fleet under capital or operating leases as of May 31, 2011 as compared to 12% as of May 31, 2010. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.
The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2011	2010

Aircraft	$8	$15
Package handling and ground support equipment	165	165
Vehicles	17	17
Other, principally facilities	145	146

	335	343

Less accumulated amortization	307	312

	$28	$31

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2011	2010	2009

Minimum rentals	$2,025	$2,001	$2,047
Contingent rentals(1)	193	152	181

	$2,218	$2,153	$2,228

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2012	$25	$494	$1,300	$1,794
2013	119	499	1,155	1,654
2014	2	473	992	1,465
2015	2	455	899	1,354
2016	2	458	734	1,192
Thereafter	13	1,545	4,988	6,533

Total	163	$3,924	$10,068	$13,992

Less amount representing interest	17

Present value of net minimum lease payments	$146

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2011 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
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
NOTE 8: PREFERRED STOCK
Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2011, none of these shares had been issued.
NOTE 9: STOCK-BASED COMPENSATION
Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2011	2010	2009

Stock-based compensation expense	$98	$101	$99

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

	2011	2010	2009

Weighted-average Black-Scholes value	$28.12	$20.47	$23.66
Intrinsic value of options exercised	$80	$77	$7
Black-Scholes Assumptions:
Expected lives	5.9 years	5.7 years	5.5 years
Expected volatility	34%	32%	23%
Risk-free interest rate	2.36%	3.24%	3.28%
Dividend yield	0.558%	0.742%	0.492%
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

The following table summarizes information about stock option activity for the year ended May 31, 2011:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in millions)(1)
Outstanding at June 1, 2010	20,238,056	$78.32

Granted	2,474,603	81.86
Exercised	(2,043,050)	53.13
Forfeited	(506,446)	104.38

Outstanding at May 31, 2011	20,163,163	$81.20	5.7 years	$327

Exercisable	12,968,690	$84.74	4.3 years	$181

Expected to vest	6,618,915	$74.83	8.2 years	$135

Available for future grants	11,928,567

(1)	Only presented for options with market value at May 31, 2011 in excess of the exercise price of the option.
The options granted during the year ended May 31, 2011 are primarily related to our principal annual stock option grant in June 2010.
The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2011:

	Restricted Stock
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 1, 2010	637,296	$74.02

Granted	235,998	78.74
Vested	(234,716)	81.11
Forfeited	(12,198)	70.91

Unvested at May 31, 2011	626,380	$73.20

During the year ended May 31, 2010, there were 391,786 shares of restricted stock granted with a weighted-average fair value of $57.07. During the year ended May 31, 2009, there were 197,180 shares of restricted stock granted with a weighted-average fair value of $90.57.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during	Fair value
	the year	(in millions)
2009	2,414,815	$64
2010	2,296,211	63
2011	2,721,602	67
As of May 31, 2011, there was $132 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.
Total shares outstanding or available for grant related to equity compensation at May 31, 2011 represented 10% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.
NOTE 10: COMPUTATION OF EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2011	2010	2009
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,449	$1,182	$97
Weighted-average common shares	315	312	311

Basic earnings per common share	$4.61	$3.78	$0.31

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,449	$1,182	$97

Weighted-average common shares	315	312	311
Dilutive effect of share-based awards	2	2	1

Weighted-average diluted shares	317	314	312
Diluted earnings per common share	$4.57	$3.76	$0.31

Anti-dilutive options excluded from diluted earnings per common share	9.3	11.5	12.6

(1)	Net earnings available to participating securities were immaterial in all periods presented.

NOTE 11: INCOME TAXES
The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2011	2010	2009
Current provision (benefit)
Domestic:
Federal	$79	$36	$(35)
State and local	48	54	18
Foreign	198	207	214

	325	297	197

Deferred provision (benefit)
Domestic:
Federal	485	408	327
State and local	12	15	48
Foreign	(9)	(10)	7

	488	413	382

	$813	$710	$579

Our current federal income tax expenses in 2011, 2010, and 2009 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.
Pre-tax earnings of foreign operations for 2011, 2010 and 2009 were $472 million, $555 million and $106 million, respectively, which represent only a portion of total results associated with international shipments.
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2011	2010	2009

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
Goodwill impairment	—	—	48.0
State and local income taxes, net of federal benefit	1.7	2.4	1.9
Other, net	(0.8)	0.1	0.7

Effective tax rate	35.9%	37.5%	85.6%

Our 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state tax rate driven principally by favorable audit and legislative developments. Our 2009 rate was significantly impacted by goodwill impairment charges that are not deductible for income tax purposes.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2011		2010
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, equipment, leases and intangibles	$274	$2,675	$377	$2,157
Employee benefits	1,016	34	783	36
Self-insurance accruals	519	—	416	—
Other	422	269	490	238
Net operating loss/credit carryforwards	172	—	142	—
Valuation allowances	(151)	—	(139)	—

	$2,252	$2,978	$2,069	$2,431

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2011	2010

Current deferred tax asset	$610	$529
Noncurrent deferred tax liability	(1,336)	(891)

	$(726)	$(362)

We have $484 million of net operating loss carryovers in various foreign jurisdictions and $524 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2012. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $640 million at the end of 2011 and $325 million at the end of 2010. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are permanently reinvested. In 2011, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.3% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially would be available to reduce a portion of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. As of May 31, 2011, we had $300 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy.
We file income tax returns in the U.S., various U.S. state and local jurisdictions, and various foreign jurisdictions. The Internal Revenue Service is currently auditing our consolidated U.S. income tax returns for the 2007 through 2009 tax years. We are no longer subject to U.S. federal income tax examination for years through 2006 except for specific U.S. federal income tax positions that are in various stages of appeal and/or litigation. No resolution date can be reasonably estimated at this time for these appeals and litigation, but their resolution is not expected to have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2011	2010	2009

Balance at beginning of year	$82	$72	$88
Increases for tax positions taken in the current year	2	3	7
Increases for tax positions taken in prior years	6	14	10
Decreases for tax positions taken in prior years	(10)	(4)	(30)
Settlements	(11)	(3)	(3)

Balance at end of year	$69	$82	$72

Our liabilities recorded for uncertain tax positions include $56 million at May 31, 2011 and $67 million at May 31, 2010 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $18 million on May 31, 2011 and $20 million on May 31, 2010. Total interest and penalties included in our consolidated statements of income are immaterial. Included in the 2011 and 2010 balances are $9 million of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion.
It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for uncertain tax positions includes no matters that are individually or collectively material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will be material.
NOTE 12: RETIREMENT PLANS
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. Pension Plans.
The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. At May 31, 2011, we recorded a decrease to equity of $350 million (net of tax) attributable to our plans. At May 31, 2010, we recorded a decrease to equity of $1 billion (net of tax) to reflect unrealized actuarial losses during 2010.
A summary of our retirement plans costs over the past three years is as follows (in millions):

	2011	2010	2009
U.S. domestic and international pension plans	$543	$308	$177
U.S. domestic and international defined contribution plans	257	136	237
Postretirement healthcare plans	60	42	57

	$860	$486	$471

PENSION PLANS. Our largest pension plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service); however, benefits under this formula were capped on May 31, 2008. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in compliance with local laws and practices.
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
We use a measurement date of May 31 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future. Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate. Additional information about our pension plans can be found in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) in this Annual Report on Form 10-K (“Annual Report”).
Weighted-average actuarial assumptions for our primary U.S. retirement plans, which represent substantially all of our PBO and accumulated postretirement benefit obligation (“APBO”), are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2011	2010	2009	2011	2010	2009

Discount rate used to determine benefit obligation	5.76%	6.37%	7.68%	5.67%	6.11%	7.27%
Discount rate used to determine net periodic benefit cost	6.37	7.68	7.15	6.11	7.27	7.13
Rate of increase in future compensation levels used to determine benefit obligation	4.58	4.63	4.42	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.63	4.42	4.49	—	—	—
Expected long-term rate of return on assets	8.00	8.00	8.50	—	—	—

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
Our estimated long-term rate of return on plan assets remains at 8% for 2012, consistent with our expected rate of return in 2011 and 2010. For the 15-year period ended May 31, 2011, our actual returns were 7.8%.
Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2012 pension expense, we used the calculated-value method, as our actual returns on plan assets significantly exceeded our assumptions. However, as previously indicated, our pension costs in 2012 are expected to remain flat. The calculated-value method resulted in the same value as the market value in 2011. The calculated-value method significantly mitigated the impact of asset value declines in the determination of our 2010 pension expense, reducing our 2010 expense by approximately $135 million.
The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our pension plan assets are invested primarily in listed securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. Our largest holding classes are U.S. Large Cap Equities, which is indexed to an S&P 500 fund, and Corporate and U.S. Government Fixed Income Securities. Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. As part of our strategy to manage future pension costs and net funded status volatility, we have transitioned to a liability-driven investment strategy with a greater concentration of fixed-income securities to better align plan assets with liabilities. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

Following is a description of the valuation methodologies used for investments measured at fair value:
•	Cash and cash equivalents. These Level 1 investments include cash, cash equivalents and foreign currency valued using exchange rates. The Level 2 investments include commingled funds valued using the net asset value.
•	Domestic and international equities. These Level 1 investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded. The Level 2 investments are commingled funds valued using the net asset value.
•	Private equity. The valuation of these Level 3 investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Investments are valued based upon recommendations of our investment managers incorporating factors such as contributions and distributions, market transactions, market comparables and performance multiples.
•	Fixed income. We determine the fair value of these Level 2 corporate bonds, U.S. government securities and other fixed income securities by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

The fair values of investments by level and asset category and the weighted-average asset allocations for our domestic pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2011
				Quoted Prices in	Other Observable	Unobservable
				Active Markets	Inputs	Inputs
Asset Class	Fair Value	Actual %	Target %	Level 1	Level 2	Level 3
Cash and cash equivalents	$409	3%	1%	$107	$302
Domestic equities
U.S. large cap equity	4,280	27	24	26	4,254
U.S. SMID cap equity	1,481	10	9	1,481
International equities	2,013	13	12	1,702	311
Private equities	403	3	5			$403
Fixed income securities			49
Corporate	3,794	24			3,794
U.S. government	3,135	20			3,135
Mortgage backed and other	66	—			66
Other	(63)	—	—	(59)	(4)

	$15,518	100%	100%	$3,257	$11,858	$403

	2010
				Quoted Prices in	Other Observable	Unobservable
				Active Markets	Inputs	Inputs
Asset Class	Fair Value	Actual %	Target %	Level 1	Level 2	Level 3
Cash and cash equivalents	$427	3%	1%	$145	$282
Domestic equities
U.S. large cap equity	3,374	26	24		3,374
U.S. SMID cap equity	1,195	9	9	1,195
International equities	1,502	12	12	1,262	240
Private equities	399	3	5			$399
Fixed income securities			49
Corporate	3,546	27			3,546
U.S. government	2,537	19			2,537
Mortgage backed and other	122	1			122
Other	(47)	—	—	(46)	(1)

	$13,055	100%	100%	$2,556	$10,100	$399

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

Beginning balance May 31, 2009	$341
Actual return on plan assets:
Assets held at May 31, 2010	38
Assets sold during the year	24
Purchases, sales and settlements	(4)

Balance at May 31, 2010	399
Actual return on plan assets:
Assets held at May 31, 2011	27
Assets sold during the year	36
Purchases, sales and settlements	(59)

Ending balance May 31, 2011	$403

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2011 and a statement of the funded status as of May 31, 2011 and 2010 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2011	2010	2011	2010

Accumulated Benefit Obligation (“ABO”)	$16,806	$14,041

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$14,484	$11,050	$565	$433
Service cost	521	417	31	24
Interest cost	900	823	34	30
Actuarial loss	1,875	2,607	44	102
Benefits paid	(468)	(391)	(48)	(45)
Other	60	(22)	22	21

PBO/APBO at the end of year	$17,372	$14,484	$648	$565

Change in Plan Assets
Fair value of plan assets at the beginning of year	$13,295	$10,812	$—	$—
Actual return on plan assets	2,425	1,994	—	—
Company contributions	557	900	26	24
Benefits paid	(468)	(391)	(48)	(45)
Other	32	(20)	22	21

Fair value of plan assets at the end of year	$15,841	$13,295	$—	$—

Funded Status of the Plans	$(1,531)	$(1,189)	$(648)	$(565)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(33)	$(30)	$(31)	$(28)
Noncurrent pension, postretirement healthcare and other benefit obligations	(1,498)	(1,159)	(617)	(537)

Net amount recognized	$(1,531)	$(1,189)	$(648)	$(565)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$5,386	$5,157	$(85)	$(134)
Prior service (credit) cost and other	(993)	(1,106)	2	2

Total	$4,393	$4,051	$(83)	$(132)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$307	$284	$(1)	$(5)
Prior service credit and other	(112)	(113)	—	—

Total	$195	$171	$(1)	$(5)

Our pension plans included the following components at May 31, 2011 and 2010 (in millions):

			Fair Value of
	ABO	PBO	Plan Assets	Funded Status
2011
Qualified	$16,024	$16,445	$15,518	$(927)
Nonqualified	335	339	—	(339)
International Plans	447	588	323	(265)

Total	$16,806	$17,372	$15,841	$(1,531)

2010
Qualified	$13,311	$13,635	$13,055	$(580)
Nonqualified	346	348	—	(348)
International Plans	384	501	240	(261)

Total	$14,041	$14,484	$13,295	$(1,189)

The table above provides the ABO, PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. These plans are comprised of our unfunded nonqualified plans, certain international plans and our U.S. Pension Plans. At May 31, 2011 and 2010, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value
	of Plan Assets
	2011	2010
Pension Benefits
Fair value of plan assets	$15,815	$13,295
PBO	(17,346)	(14,484)

Net funded status	$(1,531)	$(1,189)

	ABO Exceeds the Fair Value
	of Plan Assets
	2011	2010
Pension Benefits
ABO(1)	$(16,530)	$(14,014)

Fair value of plan assets	15,538	13,263
PBO	(17,014)	(14,441)

Net funded status	$(1,476)	$(1,178)

(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2011	2010

Required	$359	$353
Voluntary	121	495

	$480	$848

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2011	2010	2009	2011	2010	2009

Service cost	$521	$417	$499	$31	$24	$31
Interest cost	900	823	798	34	30	33
Expected return on plan assets	(1,062)	(955)	(1,059)	—	—	—
Recognized actuarial losses (gains) and other	184	23	(61)	(5)	(12)	(7)

Net periodic benefit cost	$543	$308	$177	$60	$42	$57

The increase in pension costs from 2010 to 2011 was due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date.
Amounts recognized in OCI for all plans were as follows (in millions):

	2011				2010
			Postretirement Healthcare				Postretirement Healthcare
	Pension Plans		Plans		Pension Plans		Plans
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount

Net loss and other arising during period	$511	$321	$44	$26	$1,562	$986	$102	$59
Loss from settlements and curtailments	(13)	(8)	—	—	—	—	—	—
Amortizations:
Prior services credit	113	71	—	—	113	99	—	—
Actuarial (losses) gains and other	(284)	(178)	5	3	(130)	(114)	12	12

Total recognized in OCI	$327	$206	$49	$29	$1,545	$971	$114	$71

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (millions):

		Postretirement
	Pension Plans	Healthcare Plans
2012	$562	$31
2013	633	31
2014	694	33
2015	754	35
2016	843	37
2017-2021	5,667	225

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 8.3% during 2012, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7.0% during 2012, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2011 or 2011 benefit expense because the level of these benefits is capped.
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
FedEx TechConnect (customer service, technical support, billings and collections)
FedEx Office (document and business services and package acceptance)
Effective January 30, 2011, our FedEx Freight and FedEx National LTL businesses were merged into a single operation. FedEx Freight now offers two standard services: FedEx Freight Priority, a faster transit service with a price premium; and FedEx Freight Economy, an economical service.
FedEx Services Segment
The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses. Effective September 1, 2009, FedEx SupplyChain Systems, formerly included in the FedEx Services reporting segment, was realigned to become part of the FedEx Express reporting segment. Prior year amounts have not been reclassified to conform to the current year segment presentation because these reclassifications are immaterial.

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
The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments in MD&A reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions.
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
Other Intersegment Transactions
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results and are not separately identified in the following segment information, as the amounts are not material.

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services	Other and	Consolidated
	Segment(1)	Segment	Segment(2)	Segment(3)	Eliminations	Total

Revenues
2011	$24,581	$8,485	$4,911	$1,684	$(357)	$39,304
2010	21,555	7,439	4,321	1,770	(351)	34,734
2009	22,364	7,047	4,415	1,977	(306)	35,497
Depreciation and amortization
2011	$1,059	$337	$205	$371	$1	$1,973
2010	1,016	334	198	408	2	1,958
2009	961	337	224	451	2	1,975
Operating income (loss)
2011	$1,228	$1,325	$(175)	$—	$—	$2,378
2010	1,127	1,024	(153)	—	—	1,998
2009	794	807	(44)	(810)	—	747
Segment assets(4)
2011	$16,463	$5,048	$2,664	$4,278	$(1,068)	$27,385
2010	14,819	4,118	2,786	4,079	(900)	24,902
2009	13,483	3,291	3,044	3,240	1,186	24,244

(1)	FedEx Express segment 2011 operating expenses include a $66 million legal reserve associated with the ATA Airlines lawsuit, and 2009 operating expenses include a charge of $260 million primarily for aircraft-related asset impairments.

(2)	FedEx Freight segment 2011 operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011, and 2009 operating expenses include a charge of $100 million primarily for impairment charges associated with goodwill related to the FedEx National LTL acquisition.

(3)	FedEx Services segment 2009 operating expenses include a charge of $810 million for impairment of goodwill related to the Kinko’s (now known as FedEx Office) acquisition. The normal, ongoing net operating costs of the FedEx Services segment are allocated back to the transportation segments.

(4)	Segment assets include intercompany receivables.
The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx	FedEx	FedEx	FedEx
	Express	Ground	Freight	Services		Consolidated
	Segment	Segment	Segment	Segment	Other	Total
2011	$2,467	$426	$153	$387	$1	$3,434
2010	1,864	400	212	340	—	2,816
2009	1,348	636	240	235	—	2,459

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2011	2010	2009

REVENUE BY SERVICE TYPE

FedEx Express segment:
Package:
U.S. overnight box	$6,128	$5,602	$6,074
U.S. overnight envelope	1,736	1,640	1,855
U.S. deferred	2,805	2,589	2,789

Total domestic package revenue	10,669	9,831	10,718
International Priority (IP)	8,228	7,087	6,978
International domestic(1)	653	578	565

Total package revenue	19,550	17,496	18,261

Freight:
U.S.	2,188	1,980	2,165
International priority	1,722	1,303	1,104
International airfreight	283	251	369

Total freight revenue	4,193	3,534	3,638

Other(2)	838	525	465

Total FedEx Express segment	24,581	21,555	22,364

FedEx Ground segment	8,485	7,439	7,047
FedEx Freight segment	4,911	4,321	4,415
FedEx Services segment	1,684	1,770	1,977
Other and eliminations	(357)	(351)	(306)

	$39,304	$34,734	$35,497

GEOGRAPHICAL INFORMATION(3)

Revenues:
U.S.	$27,461	$24,852	$25,819
International:
FedEx Express segment	11,437	9,547	9,363
FedEx Ground segment	177	140	124
FedEx Freight segment	84	60	39
FedEx Services segment	145	135	152

Total international revenue	11,843	9,882	9,678

	$39,304	$34,734	$35,497

Noncurrent assets:
U.S.	$17,235	$16,089	$15,615
International	1,865	1,529	1,513

	$19,100	$17,618	$17,128

(1)	International domestic revenues include our international intra-country domestic express operations.

(2)	Other revenues includes FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

(3)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment registered in the U.S. is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2011	2010	2009
Cash payments for:
Interest (net of capitalized interest)	$93	$88	$61

Income taxes	$493	$322	$517
Income tax refunds received	(106)	(279)	(8)

Cash tax payments, net	$387	$43	$509

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
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. FedEx Express has unconditionally guaranteed $667 million in principal of these bonds (with total future principal and interest payments of approximately $886 million as of May 31, 2011) through these leases. Of the $667 million bond principal guaranteed, $116 million was included in capital lease obligations in our balance sheet at May 31, 2011. The remaining $551 million has been accounted for as operating leases.
NOTE 16: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2011 were as follows (in millions):

	Aircraft and	Facilities
	Aircraft Related	and Other(1)	Total

2012	$1,480	$918	$2,398
2013	1,086	105	1,191
2014	781	43	824
2015	569	30	599
2016	584	11	595
Thereafter	1,470	132	1,602

(1)	Primarily vehicles, facilities, advertising and promotions contracts.
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

We had $604 million in deposits and progress payments as of May 31, 2011 (an increase of $167 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2011, with the year of expected delivery:

	B757	B777F	Total

2012	16	7	23
2013	4	6	10
2014	—	7	7
2015	—	3	3
2016	—	3	3
Thereafter	—	7	7

Total	20	33	53

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
In September 2008, in Tidd v. Adecco USA, Kelly Services and FedEx Ground, a Massachusetts federal court conditionally certified a class limited to individuals who were employed by two temporary employment agencies and who worked as temporary pickup-and-delivery drivers for FedEx Ground in the New England region within the past three years. Potential claimants must voluntarily “opt in” to the lawsuit in order to be considered part of the class. In addition, in the same opinion, the court granted summary judgment in favor of FedEx Ground with respect to the plaintiffs’ claims for unpaid overtime wages. The court has since granted judgment in favor of the other two defendants with respect to the overtime claims. Accordingly, the conditionally certified class of plaintiffs was limited to a claim of failure to pay minimum wage due under the federal Fair Labor Standards Act. During the fourth quarter of fiscal 2011, FedEx Ground reached an agreement to settle this action for an immaterial amount.
In September 2009, in Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed linehaul services since June 2003. The plaintiffs alleged, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks. We entered into a tentative settlement agreement with the plaintiffs in June 2011 for an immaterial amount, and the court’s hearing to approve the settlement is anticipated to occur during the first half of fiscal 2012.
In April 2009, in Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of FedEx Express couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that FedEx Express violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. The U.S. Court of Appeals for the Ninth Circuit has refused to accept a discretionary appeal of the class certification order at this time. In April 2011, the court granted our motion for partial summary judgment regarding the proper method for calculating a split-shift premium, effectively eliminating the certified subclass for split-shift premiums. Although the claims for alleged off-the-clock work and missed meal periods are still pending, we do not believe that a material loss is reasonably possible with respect to these remaining claims. We have denied any liability and intend to vigorously defend ourselves in this matter.

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 30 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of the following states: Alabama, Arizona, Georgia, Indiana, Kansas (the court previously dismissed without prejudice the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiffs’ failure to exhaust administrative remedies), Louisiana, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, West Virginia and Wisconsin. The plaintiffs filed notices of appeal in all of these 20 cases.
In the other eight certified class actions in the multidistrict litigation, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim in three of the cases (filed in Kentucky, Nevada and New Hampshire) and then remanded all eight cases back to district court in the following states for resolution of the remaining claims: Arkansas, California, Florida, Kentucky, Nevada, New Hampshire and Oregon (two certified classes). In January 2011, we asked the court to issue final judgments in these eight cases, and the court denied our motion. In July 2011, we filed a petition for mandamus to the Seventh Circuit asking the appeals court to require these cases to be returned to the multidistrict litigation court for issuance of a final judgment so that all appeals of the December 2010 summary judgment rulings would be heard by the Seventh Circuit.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs appealed the verdict. In December 2010, the Washington Court of Appeals reversed and remanded for further proceedings, including a new trial. We filed a motion to reconsider, and this motion was denied. In March 2011, we filed a discretionary appeal with the Washington Supreme Court.
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
While the granting of summary judgment in favor of FedEx Ground by the multidistrict litigation court in 20 of the 28 cases that had been certified as class actions remains subject to appeal, we believe that it significantly improves the likelihood that our independent contractor model will be upheld. Adverse determinations in the remaining matters related to FedEx Ground’s independent contractors, however, could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators in certain jurisdictions. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. While it is reasonably possible that potential loss in some of these lawsuits or such changes to the independent contractor status of FedEx Ground’s owner-operators could be material, we cannot yet determine the amount or reasonable range of potential loss. A number of factors contribute to this. The number of plaintiffs in these lawsuits continues to change, with some being dismissed and others being added and, as to new plaintiffs, no discovery has been conducted. In addition, the parties have not yet conducted any discovery into damages, which could vary considerably from plaintiff to plaintiff. Further, the range of potential loss could be impacted considerably by future rulings on the merits of certain claims and FedEx Ground’s various defenses, and on evidentiary issues. In any event, we do not believe that a material loss is probable in these matters.
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
California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paychecks. The court certified the class in June 2011. The court has ruled that FedEx Express is liable to the State of California, and there will be a ruling as to whether FedEx Express is liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. A material loss in this matter is reasonably possible but not estimable because both the number of class members and the amount, if any, to which some class members may be entitled is uncertain, and in ruling the judge may consider some or all of the following: whether employees suffered injury; whether remedial action was undertaken; whether there was knowledge of any violation; whether any violation was intentional; and whether any award would be unjust under the circumstances.
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

NOTE 19: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2011
Revenues	$9,457	$9,632	$9,663	$10,552
Operating income	628	469	393	888
Net income	380	283	231	558
Basic earnings per common share(1)	1.21	0.90	0.73	1.76
Diluted earnings per common share	1.20	0.89	0.73	1.75

2010
Revenues	$8,009	$8,596	$8,701	$9,428
Operating income	315	571	416	696
Net income	181	345	239	419
Basic earnings per common share	0.58	1.10	0.76	1.34
Diluted earnings per common share(1)	0.58	1.10	0.76	1.33

(1)	The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective period.

NOTE 20: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.
The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $1 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,589	$279	$546	$(86)	$2,328
Receivables, less allowances	—	3,696	912	(27)	4,581
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	77	645	44	—	766
Deferred income taxes	—	598	12	—	610

Total current assets	1,666	5,218	1,514	(113)	8,285

PROPERTY AND EQUIPMENT, AT COST	24	31,916	1,746	—	33,686
Less accumulated depreciation and amortization	18	17,071	1,054	—	18,143

Net property and equipment	6	14,845	692	—	15,543

INTERCOMPANY RECEIVABLE	—	—	1,317	(1,317)	—
GOODWILL	—	1,564	762	—	2,326
INVESTMENT IN SUBSIDIARIES	15,404	2,705	—	(18,109)	—
OTHER ASSETS	1,652	1,039	63	(1,523)	1,231

	$18,728	$25,371	$4,348	$(21,062)	$27,385

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$18	$—	$—	$18
Accrued salaries and employee benefits	50	1,071	147	—	1,268
Accounts payable	—	1,385	430	(113)	1,702
Accrued expenses	198	1,563	133	—	1,894

Total current liabilities	248	4,037	710	(113)	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	667	—	—	1,667
INTERCOMPANY PAYABLE	1,095	222	—	(1,317)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,842	17	(1,523)	1,336
Other liabilities	1,165	3,001	114	—	4,280

Total other long-term liabilities	1,165	5,843	131	(1,523)	5,616

STOCKHOLDERS’ INVESTMENT	15,220	14,602	3,507	(18,109)	15,220

	$18,728	$25,371	$4,348	$(21,062)	$27,385

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,310	$258	$443	$(59)	$1,952
Receivables, less allowances	1	3,425	782	(45)	4,163
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	5	581	54	—	640
Deferred income taxes	—	492	37	—	529

Total current assets	1,316	4,756	1,316	(104)	7,284

PROPERTY AND EQUIPMENT, AT COST	23	29,193	2,086	—	31,302
Less accumulated depreciation and amortization	18	15,801	1,098	—	16,917

Net property and equipment	5	13,392	988	—	14,385

INTERCOMPANY RECEIVABLE	—	—	1,132	(1,132)	—
GOODWILL	—	1,551	649	—	2,200
INVESTMENT IN SUBSIDIARIES	13,850	2,619	—	(16,469)	—
OTHER ASSETS	1,527	801	99	(1,394)	1,033

	$16,698	$23,119	$4,184	$(19,099)	$24,902

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$12	$—	$—	$262
Accrued salaries and employee benefits	36	955	155	—	1,146
Accounts payable	8	1,196	422	(104)	1,522
Accrued expenses	47	1,488	180	—	1,715

Total current liabilities	341	3,651	757	(104)	4,645

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	668	—	—	1,668
INTERCOMPANY PAYABLE	702	430	—	(1,132)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,253	32	(1,394)	891
Other liabilities	844	2,921	122	—	3,887

Total other long-term liabilities	844	5,174	154	(1,394)	4,778

STOCKHOLDERS’ INVESTMENT	13,811	13,196	3,273	(16,469)	13,811

	$16,698	$23,119	$4,184	$(19,099)	$24,902

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$33,124	$6,498	$(318)	$39,304

OPERATING EXPENSES:
Salaries and employee benefits	109	13,206	1,961	—	15,276
Purchased transportation	—	4,034	1,745	(105)	5,674
Rentals and landing fees	4	2,209	253	(4)	2,462
Depreciation and amortization	1	1,784	188	—	1,973
Fuel	—	4,003	148	—	4,151
Maintenance and repairs	1	1,862	116	—	1,979
Impairment and other charges	—	28	61	—	89
Intercompany charges, net	(222)	(317)	539	—	—
Other	107	4,392	1,032	(209)	5,322

	—	31,201	6,043	(318)	36,926

OPERATING INCOME	—	1,923	455	—	2,378

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,452	200	—	(1,652)	—
Interest, net	(88)	13	(2)	—	(77)
Intercompany charges, net	104	(135)	31	—	—
Other, net	(16)	(14)	(6)	—	(36)

INCOME BEFORE INCOME TAXES	1,452	1,987	478	(1,652)	2,265

Provision for income taxes	—	677	136	—	813

NET INCOME	$1,452	$1,310	$342	$(1,652)	$1,452

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,360	$5,700	$(326)	$34,734

OPERATING EXPENSES:
Salaries and employee benefits	91	12,026	1,910	—	14,027
Purchased transportation	—	3,424	1,392	(88)	4,728
Rentals and landing fees	4	2,118	240	(3)	2,359
Depreciation and amortization	1	1,751	206	—	1,958
Fuel	—	2,946	160	—	3,106
Maintenance and repairs	1	1,589	125	—	1,715
Impairment and other charges	—	—	18	—	18
Intercompany charges, net	(202)	(109)	311	—	—
Other	105	3,950	1,005	(235)	4,825

	—	27,695	5,367	(326)	32,736

OPERATING INCOME	—	1,665	333	—	1,998

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,184	161	—	(1,345)	—
Interest, net	(100)	41	(12)	—	(71)
Intercompany charges, net	114	(147)	33	—	—
Other, net	(14)	(18)	(1)	—	(33)

INCOME BEFORE INCOME TAXES	1,184	1,702	353	(1,345)	1,894

Provision for income taxes	—	625	85	—	710

NET INCOME	$1,184	$1,077	$268	$(1,345)	$1,184

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,923	$5,851	$(277)	$35,497

OPERATING EXPENSES:
Salaries and employee benefits	82	11,483	2,202	—	13,767
Purchased transportation	—	3,362	1,211	(39)	4,534
Rentals and landing fees	4	2,134	296	(5)	2,429
Depreciation and amortization	2	1,706	267	—	1,975
Fuel	—	3,554	257	—	3,811
Maintenance and repairs	1	1,755	142	—	1,898
Impairment and other charges	—	1,098	106	—	1,204
Intercompany charges, net	(193)	81	112	—	—
Other	104	4,198	1,063	(233)	5,132

	—	29,371	5,656	(277)	34,750

OPERATING INCOME	—	552	195	—	747

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	98	103	—	(201)	—
Interest, net	(73)	28	(14)	—	(59)
Intercompany charges, net	90	(118)	28	—	—
Other, net	(17)	(3)	9	—	(11)

INCOME BEFORE INCOME TAXES	98	562	218	(201)	677

Provision for income taxes	—	514	65	—	579

NET INCOME	$98	$48	$153	$(201)	$98

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25	$3,978	$65	$(27)	$4,041

INVESTING ACTIVITIES
Capital expenditures	(1)	(3,263)	(170)	—	(3,434)
Business acquisition, net of cash acquired	—	(96)	—	—	(96)
Proceeds from asset dispositions and other	—	110	1	—	111

CASH USED IN INVESTING ACTIVITIES	(1)	(3,249)	(169)	—	(3,419)

FINANCING ACTIVITIES
Net transfers from (to) Parent	530	(994)	464	—	—
Payment on loan between subsidiaries	—	235	(235)	—	—
Intercompany dividends	—	61	(61)	—	—
Principal payments on debt	(250)	(12)	—	—	(262)
Proceeds from stock issuances	108	—	—	—	108
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(151)	—	—	—	(151)
Other, net	(5)	(9)	9	—	(5)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	255	(719)	177	—	(287)

Effect of exchange rate changes on cash	—	11	30	—	41
Net increase (decrease) in cash and cash equivalents	279	21	103	(27)	376
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$1,589	$279	$546	$(86)	$2,328

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(450)	$2,942	$653	$(7)	$3,138

INVESTING ACTIVITIES
Capital expenditures	—	(2,661)	(155)	—	(2,816)
Proceeds from asset dispositions and other	—	38	(3)	—	35

CASH USED IN INVESTING ACTIVITIES	—	(2,623)	(158)	—	(2,781)

FINANCING ACTIVITIES
Net transfers from (to) Parent	531	(397)	(134)	—	—
Payment on loan between subsidiaries	—	72	(72)	—	—
Intercompany dividends	—	158	(158)	—	—
Principal payments on debt	(500)	(153)	—	—	(653)
Proceeds from stock issuances	94	—	—	—	94
Excess tax benefit on the exercise of stock options	25	—	—	—	25
Dividends paid	(138)	—	—	—	(138)
Other, net	(20)	(5)	5	—	(20)

CASH USED IN FINANCING ACTIVITIES	(8)	(325)	(359)	—	(692)

Effect of exchange rate changes on cash	—	(8)	3	—	(5)
Net (decrease) increase in cash and cash equivalents	(458)	(14)	139	(7)	(340)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$1,310	$258	$443	$(59)	$1,952

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended May 31, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(924)	$3,156	$573	$(52)	$2,753

INVESTING ACTIVITIES
Capital expenditures	—	(2,248)	(211)	—	(2,459)
Proceeds from asset dispositions and other	—	69	7	—	76

CASH USED IN INVESTING ACTIVITIES	—	(2,179)	(204)	—	(2,383)

FINANCING ACTIVITIES
Net transfers from (to) Parent	1,173	(1,066)	(107)	—	—
Payment on loan from Parent	17	—	(17)	—	—
Payment on loan between subsidiaries	—	36	(36)	—	—
Intercompany dividends	—	165	(165)	—	—
Principal payments on debt	(500)	—	(1)	—	(501)
Proceeds from debt issuance	1,000	—	—	—	1,000
Proceeds from stock issuances	41	—	—	—	41
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(137)	—	—	—	(137)
Other, net	(7)	—	—	—	(7)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,591	(865)	(326)	—	400

Effect of exchange rate changes on cash	—	(6)	(11)	—	(17)
Net increase (decrease) in cash and cash equivalents	667	106	32	(52)	753
Cash and cash equivalents at beginning of period	1,101	166	272	—	1,539

Cash and cash equivalents at end of period	$1,768	$272	$304	$(52)	$2,292

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $1.9 billion at May 31, 2011 and $2.1 billion at May 31, 2010. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $36 million as of May 31, 2011 and $41 million as of May 31, 2010. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these benefit plans as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets will also increase pension and postretirement benefit expense in the years following the losses.
FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2011 and 2010, operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2011, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $38 million for 2012. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
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

SELECTED FINANCIAL DATA
The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2011. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2011 (1)	2010	2009 (2)	2008 (3)	2007 (4)
Operating Results
Revenues	$39,304	$34,734	$35,497	$37,953	$35,214
Operating income	2,378	1,998	747	2,075	3,276
Income before income taxes	2,265	1,894	677	2,016	3,215
Net income	1,452	1,184	98	1,125	2,016

Per Share Data
Earnings per share:
Basic	$4.61	$3.78	$0.31	$3.64	$6.57
Diluted	$4.57	$3.76	$0.31	$3.60	$6.48

Average shares of common stock outstanding	315	312	311	309	307
Average common and common equivalent shares outstanding	317	314	312	312	311
Cash dividends declared	$0.48	$0.44	$0.44	$0.30	$0.37

Financial Position
Property and equipment, net	$15,543	$14,385	$13,417	$13,478	$12,636
Total assets	27,385	24,902	24,244	25,633	24,000
Long-term debt, less current portion	1,667	1,668	1,930	1,506	2,007
Common stockholders’ investment	15,220	13,811	13,626	14,526	12,656

Other Operating Data
FedEx Express aircraft fleet	688	667	654	677	669
Average full-time equivalent employees and contractors	255,573	245,109	247,908	254,142	241,903

(1)	Results for 2011 include charges of approximately $199 million ($104 million, net of tax and applicable variable incentive compensation impacts, or $0.33 per diluted share) for the combination of our FedEx Freight and FedEx National LTL operations and a reserve associated with a legal matter at FedEx Express. See Notes 1 and 17 to the accompanying consolidated financial statements.

(2)	Results for 2009 include a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share) primarily for impairment charges associated with goodwill and aircraft. See Note 4 to the accompanying consolidated financial statements. Additionally, common stockholders’ investment includes an other comprehensive income charge of $1.2 billion, net of tax, for the funded status of our retirement plans at May 31, 2009.

(3)	Results for 2008 include a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly for impairment charges associated with intangible assets from the FedEx Office acquisition. See Note 4 to the accompanying consolidated financial statements. Additionally, results for 2008 and 2007 include several 2007 acquisitions.

(4)	Results for 2007 include a charge of $143 million at FedEx Express associated with upfront compensation and benefits under our labor contract with our pilots.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2011 and 2010, and for each of the three years in the period ended May 31, 2011, and have issued our report thereon dated July 12, 2011 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 12, 2011

SCHEDULE II
FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2011, 2010, AND 2009
(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2011	$93	$152	$—		$148	(a)	$97

2010	114	124	—		145	(a)	93

2009	88	181	—		155	(a)	114

Allowance for Revenue Adjustments

2011	$73	$—	$532	(b)	$520	(c)	$85

2010	82	—	430	(b)	439	(c)	73

2009	70	—	466	(b)	454	(c)	82

Inventory Valuation Allowance:

2011	$170	$13	$—		$14		$169

2010	175	12	—		17		170

2009	163	15	—		3		175

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2011	2010	2009	2008	2007

Earnings:
Income before income taxes	$2,265	$1,894	$677	$2,016	$3,215
Add back:
Interest expense, net of capitalized interest	86	79	85	98	136
Amortization of debt issuance costs	16	14	5	5	6
Portion of rent expense representative of interest factor	852	806	795	784	766

Earnings as adjusted	$3,219	$2,793	$1,562	$2,903	$4,123

Fixed Charges:
Interest expense, net of capitalized interest	$86	$79	$85	$98	$136
Capitalized interest	71	80	71	50	34
Amortization of debt issuance costs	16	14	5	5	6
Portion of rent expense representative of interest factor	852	806	795	784	766

	$1,025	$979	$956	$937	$942

Ratio of Earnings to Fixed Charges	3.1	2.9	1.6	3.1	4.4

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Second Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated March 14, 2011 and filed March 15, 2011, and incorporated herein by reference.)

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

10.3
Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.22
Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference).

10.23
Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24
Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.25
Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.26
Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

U.S. Postal Service Agreement

10.27
Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28
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

10.29
Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30
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

10.32
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

10.33
Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.34
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

10.35
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

10.36
Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37
Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreement

10.38
Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

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

10.39
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

10.40	Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.41
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

10.42	Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.43
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

10.44	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.45
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

10.46
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

10.47
2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.48	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.49
Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.50
FedEx Corporation Incentive Stock Plan, as amended; Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans; Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended; and Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended. (The FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference.)

10.51
FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the UK Sub-Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

10.52
Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, 2001 Restricted Stock Plan, as amended, and FedEx Corporation Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.53
Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, 2001 Restricted Stock Plan and FedEx Corporation Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.54
FedEx Corporation 2010 Omnibus Stock Incentive Plan; Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan; and Form of Terms and Conditions of restricted stock grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan. (The FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; and the Form of Terms and Conditions of restricted stock grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference.)

10.55	Amended and Restated FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.56	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan.

*10.57	Compensation Arrangements with Named Executive Officers.

Exhibit
Number	Description of Exhibit

10.58	Compensation Arrangements with Outside Directors. (Filed as Exhibit 10.1 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.59	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.60
Form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 130 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.