Form 10-Q
period 2011-08-31
FEDEX CORP
filed 2011-09-23
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 21, 2011
Common Stock, par value $0.10 per share	317,217,726

FEDEX CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2011 and May 31, 2011	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	20

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42

ITEM 4. Controls and Procedures	42

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	43

ITEM 1A. Risk Factors	43

ITEM 6. Exhibits	43

Signature	44

Exhibit Index	E-1

Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2011	May 31,
	(Unaudited)	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,959	$2,328
Receivables, less allowances of $178 and $182	4,624	4,581
Spare parts, supplies and fuel, less allowances of $175 and $169	418	437
Deferred income taxes	610	610
Prepaid expenses and other	352	329

Total current assets	7,963	8,285

PROPERTY AND EQUIPMENT, AT COST	34,224	33,686
Less accumulated depreciation and amortization	18,404	18,143

Net property and equipment	15,820	15,543

OTHER LONG-TERM ASSETS
Goodwill	2,435	2,326
Other assets	1,620	1,231

Total other long-term assets	4,055	3,557

	$27,838	$27,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2011	May 31,
	(Unaudited)	2011
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$301	$18
Accrued salaries and employee benefits	1,245	1,268
Accounts payable	1,563	1,702
Accrued expenses	1,872	1,894

Total current liabilities	4,981	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,367	1,667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,441	1,336
Pension, postretirement healthcare and other benefit obligations	2,123	2,124
Self-insurance accruals	964	977
Deferred lease obligations	824	779
Deferred gains, principally related to aircraft transactions	240	246
Other liabilities	184	154

Total other long-term liabilities	5,776	5,616

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of August 31, 2011 and May 31, 2011	32	32
Additional paid-in capital	2,547	2,484
Retained earnings	15,648	15,266
Accumulated other comprehensive loss	(2,501)	(2,550)
Treasury stock, at cost	(12)	(12)

Total common stockholders’ investment	15,714	15,220

	$27,838	$27,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2011	2010

REVENUES	$10,521	$9,457

OPERATING EXPENSES:
Salaries and employee benefits	4,004	3,803
Purchased transportation	1,518	1,327
Rentals and landing fees	620	601
Depreciation and amortization	509	479
Fuel	1,244	887
Maintenance and repairs	551	517
Other	1,338	1,215

	9,784	8,829

OPERATING INCOME	737	628

OTHER INCOME (EXPENSE):
Interest, net	(11)	(18)
Other, net	(2)	(7)

	(13)	(25)

INCOME BEFORE INCOME TAXES	724	603

PROVISION FOR INCOME TAXES	260	223

NET INCOME	$464	$380

EARNINGS PER COMMON SHARE:
Basic	$1.46	$1.21

Diluted	$1.46	$1.20

DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2011	2010

Operating Activities:
Net income	$464	$380
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	509	479
Provision for uncollectible accounts	43	31
Stock-based compensation	37	34
Deferred income taxes and other noncash items	131	33
Changes in assets and liabilities:
Receivables	(41)	38
Other assets	1	(30)
Accounts payable and other liabilities	(263)	(160)
Other, net	(21)	(9)

Cash provided by operating activities	860	796

Investing Activities:
Capital expenditures	(1,110)	(1,012)
Business acquisition, net of cash acquired	(111)	—
Proceeds from asset dispositions and other	5	3

Cash used in investing activities	(1,216)	(1,009)

Financing Activities:
Principal payments on debt	(17)	(12)
Proceeds from stock issuances	28	8
Excess tax benefit on the exercise of stock options	4	1
Dividends paid	(41)	(38)

Cash used in financing activities	(26)	(41)

Effect of exchange rate changes on cash	13	11

Net decrease in cash and cash equivalents	(369)	(243)
Cash and cash equivalents at beginning of period	2,328	1,952

Cash and cash equivalents at end of period	$1,959	$1,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2011, and the results of our operations and cash flows for the three-month periods ended August 31, 2011 and 2010. Operating results for the three-month period ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2012 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
BUSINESS ACQUISITION. On July 25, 2011, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. The financial results of the acquired business are included in the Federal Express Corporation (“FedEx Express”) segment from the date of acquisition and were not material to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit. This acquisition gives us a more robust domestic transportation network in Mexico and added capability in this important global market.
STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.
Our total stock-based compensation expense was immaterial ($37 million for the three months ended August 31, 2011 and $34 million for the three months ended August 31, 2010). Therefore, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first three months of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

DIVIDENDS DECLARED PER COMMON SHARE. On August 19, 2011, our Board of Directors declared a dividend of $0.13 per share of common stock. The dividend will be paid on October 3, 2011 to stockholders of record as of the close of business on September 12, 2011. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2011	2010

Net income	$464	$380
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $4 in 2011 and $6 in 2010	19	28
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $18 in 2011 and $15 in 2010	30	26

Comprehensive income	$513	$434

(3) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at August 31, 2011. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2011, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Long-term debt, exclusive of capital leases, had a carrying value of $1.5 billion compared with an estimated fair value of $1.9 billion at August 31, 2011 and May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

(4) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2011	2010
Basic earnings per common share:
Net earnings allocable to common shares(1)	$463	$379
Weighted-average common shares	316	314

Basic earnings per common share	$1.46	$1.21

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$463	$379

Weighted-average common shares	316	314
Dilutive effect of share-based awards	2	1

Weighted-average diluted shares	318	315
Diluted earnings per common share	$1.46	$1.20

Anti-dilutive options excluded from diluted earnings per common share	13.2	11.4

(1)	Net earnings available to participating securities were immaterial in all periods presented.
(5) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2011	2010
U.S. domestic and international pension plans	$132	$141
U.S. domestic and international defined contribution plans	86	54
Postretirement healthcare plans	18	15

	$236	$210

The three-month period ended August 31, 2011 reflects the full restoration on January 1, 2011 of company-matching contributions for our 401(k) plans.
Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2011	2010	2011	2010
Service cost	$148	$130	$9	$8
Interest cost	244	224	9	8
Expected return on plan assets	(309)	(265)	—	—
Recognized actuarial losses (gains) and other	49	52	—	(1)

	$132	$141	$18	$15

Required contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the three-month periods ended August 31 were $99 million in 2011 and $118 million in 2010.
Our U.S. Pension Plans have ample funds to meet expected benefit payments. In September 2011, we made an additional contribution of $127 million to our U.S. Pension Plans.
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

The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments in Management’s Discussion and Analysis of Results of Operations and Financial Condition reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions.
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
The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	Three Months Ended
	2011	2010
Revenues
FedEx Express segment	$6,592	$5,912
FedEx Ground segment	2,278	1,961
FedEx Freight segment	1,328	1,258
FedEx Services segment	411	415
Other and eliminations	(88)	(89)

	$10,521	$9,457

Operating Income (Loss)
FedEx Express segment	$288	$357
FedEx Ground segment	407	287
FedEx Freight segment	42	(16)

	$737	$628

(7) Commitments
As of August 31, 2011, our purchase commitments under various contracts for the remainder of 2012 and annually thereafter were as follows (in millions):

	Aircraft and
	Aircraft-Related	Other(1)	Total

2012 (remainder)	$874	$839	$1,713
2013	1,162	121	1,283
2014	781	55	836
2015	555	31	586
2016	580	15	595
Thereafter	1,464	132	1,596

(1)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2012, a total of $418 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase 15 of these Boeing 777 Freighters (“B777F”) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We had $1 billion in deposits and progress payments as of August 31, 2011 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2011, with the year of expected delivery:

	B777F	B757	Total

2012 (remainder)	6	15	21
2013	6	5	11
2014	7	—	7
2015	3	—	3
2016	3	—	3
Thereafter	7	—	7

Total	32	20	52

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2012 (remainder)	$6	$418	$1,010	$1,428
2013	119	499	1,227	1,726
2014	2	473	1,064	1,537
2015	2	455	936	1,391
2016	1	458	766	1,224
Thereafter	13	1,545	4,940	6,485

Total	143	$3,848	$9,943	$13,791

Less amount representing interest	14

Present value of net minimum lease payments	$129

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(8) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. We do not believe that a material loss is reasonably possible with respect to any of these matters.
In September 2009, in Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed linehaul services since June 2003. The plaintiffs alleged, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks. We entered into a tentative settlement agreement with the plaintiffs in June 2011 for an immaterial amount. The order of preliminary approval of settlement was entered by the court in September 2011.
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
In the other eight certified class actions in the multidistrict litigation, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim in three of the cases (filed in Kentucky, Nevada and New Hampshire) and then remanded all eight cases back to district court in the following states for resolution of the remaining claims: Arkansas, California, Florida, Kentucky, Nevada, New Hampshire and Oregon (two certified classes). In January 2011, we asked the court to issue final judgments in these eight cases, and the court denied our motion. In July 2011, we filed a petition to the Seventh Circuit asking the appeals court to require these cases to be returned to the multidistrict litigation court for issuance of a final judgment so that all appeals of the December 2010 summary judgment rulings would be heard by the Seventh Circuit, and we have not yet received a ruling on that petition.
In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs appealed the verdict. In December 2010, the Washington Court of Appeals reversed and remanded for further proceedings, including a new trial. We filed a motion to reconsider, and this motion was denied. In March 2011, we filed a discretionary appeal with the Washington Supreme Court, and in August 2011, that petition was granted.

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
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against FedEx Express and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. While we do not agree with the verdict or the amount of damages awarded and have appealed the matter to the U.S. Court of Appeals for the Seventh Circuit, accounting standards required an accrual of a $66 million loss in the second quarter of 2011. We did not accrue the $5 million of interest as a loss because we have additional arguments on appeal that lead us to believe that loss of that amount is not probable.
California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court has ruled that FedEx Express is liable to the State of California, and there will be a ruling as to whether FedEx Express is liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. A material loss in this matter is reasonably possible but not estimable because both the number of class members and the amount, if any, to which some class members may be entitled is uncertain, and in ruling the judge may consider some or all of the following: whether employees suffered injury; whether remedial action was undertaken; whether there was knowledge of any violation; whether any violation was intentional; and whether any award would be unjust under the circumstances.

Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
(9) Supplemental Cash Flow Information
Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2011	2010
Cash payments for:
Interest (net of capitalized interest)	$43	$54

Income taxes	$65	$73
Income tax refunds received	—	(1)

Cash tax payments, net	$65	$72

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
August 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,314	$261	$553	$(169)	$1,959
Receivables, less allowances	—	3,662	985	(23)	4,624
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	38	684	48	—	770
Deferred income taxes	—	591	19	—	610

Total current assets	1,352	5,198	1,605	(192)	7,963

PROPERTY AND EQUIPMENT, AT COST	25	32,422	1,777	—	34,224
Less accumulated depreciation and amortization	19	17,293	1,092	—	18,404

Net property and equipment	6	15,129	685	—	15,820

INTERCOMPANY RECEIVABLE	—	—	1,260	(1,260)	—
GOODWILL	—	1,565	870	—	2,435
INVESTMENT IN SUBSIDIARIES	15,878	2,784	—	(18,662)	—
OTHER ASSETS	1,638	1,381	106	(1,505)	1,620

	$18,874	$26,057	$4,526	$(21,619)	$27,838

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$301	$—	$—	$301
Accrued salaries and employee benefits	54	1,046	145	—	1,245
Accounts payable	42	1,285	428	(192)	1,563
Accrued expenses	246	1,480	146	—	1,872

Total current liabilities	342	4,112	719	(192)	4,981

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	367	—	—	1,367
INTERCOMPANY PAYABLE	682	578	—	(1,260)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,938	8	(1,505)	1,441
Other liabilities	1,136	3,042	157	—	4,335

Total other long-term liabilities	1,136	5,980	165	(1,505)	5,776

STOCKHOLDERS’ INVESTMENT	15,714	15,020	3,642	(18,662)	15,714

	$18,874	$26,057	$4,526	$(21,619)	$27,838

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,589	$279	$546	$(86)	$2,328
Receivables, less allowances	—	3,696	912	(27)	4,581
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	77	645	44	—	766
Deferred income taxes	—	598	12	—	610

Total current assets	1,666	5,218	1,514	(113)	8,285

PROPERTY AND EQUIPMENT, AT COST	24	31,916	1,746	—	33,686
Less accumulated depreciation and amortization	18	17,071	1,054	—	18,143

Net property and equipment	6	14,845	692	—	15,543

INTERCOMPANY RECEIVABLE	—	—	1,317	(1,317)	—
GOODWILL	—	1,564	762	—	2,326
INVESTMENT IN SUBSIDIARIES	15,404	2,705	—	(18,109)	—
OTHER ASSETS	1,652	1,039	63	(1,523)	1,231

	$18,728	$25,371	$4,348	$(21,062)	$27,385

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$18	$—	$—	$18
Accrued salaries and employee benefits	50	1,071	147	—	1,268
Accounts payable	—	1,385	430	(113)	1,702
Accrued expenses	198	1,563	133	—	1,894

Total current liabilities	248	4,037	710	(113)	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	667	—	—	1,667
INTERCOMPANY PAYABLE	1,095	222	—	(1,317)	—
Deferred income taxes	—	2,842	17	(1,523)	1,336
Other liabilities	1,165	3,001	114	—	4,280

Total other long-term liabilities	1,165	5,843	131	(1,523)	5,616

STOCKHOLDERS’ INVESTMENT	15,220	14,602	3,507	(18,109)	15,220

	$18,728	$25,371	$4,348	$(21,062)	$27,385

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$9,007	$1,584	$(70)	$10,521

OPERATING EXPENSES:
Salaries and employee benefits	33	3,531	440	—	4,004
Purchased transportation	—	1,080	464	(26)	1,518
Rentals and landing fees	1	555	65	(1)	620
Depreciation and amortization	—	471	38	—	509
Fuel	—	1,224	20	—	1,244
Maintenance and repairs	—	528	23	—	551
Intercompany charges, net	(58)	(90)	148	—	—
Other	24	1,125	232	(43)	1,338

	—	8,424	1,430	(70)	9,784

OPERATING INCOME	—	583	154	—	737

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	464	71	—	(535)	—
Interest, net	(20)	8	1	—	(11)
Intercompany charges, net	21	(28)	7	—	—
Other, net	(1)	(2)	1	—	(2)

INCOME BEFORE INCOME TAXES	464	632	163	(535)	724

Provision for income taxes	—	215	45	—	260

NET INCOME	$464	$417	$118	$(535)	$464

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended August 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$7,893	$1,646	$(82)	$9,457

OPERATING EXPENSES:
Salaries and employee benefits	38	3,249	516	—	3,803
Purchased transportation	—	920	432	(25)	1,327
Rentals and landing fees	1	537	64	(1)	601
Depreciation and amortization	—	432	47	—	479
Fuel	—	841	46	—	887
Maintenance and repairs	—	483	34	—	517
Intercompany charges, net	(71)	(92)	163	—	—
Other	32	986	253	(56)	1,215

	—	7,356	1,555	(82)	8,829

OPERATING INCOME	—	537	91	—	628

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	380	26	—	(406)	—
Interest, net	(24)	8	(2)	—	(18)
Intercompany charges, net	27	(35)	8	—	—
Other, net	(3)	(4)	—	—	(7)

INCOME BEFORE INCOME TAXES	380	532	97	(406)	603

Provision for income taxes	—	196	27	—	223

NET INCOME	$380	$336	$70	$(406)	$380

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$70	$758	$115	$(83)	$860

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,095)	(14)	—	(1,110)
Business acquisition, net of cash acquired	—	—	(111)	—	(111)
Proceeds from asset dispositions and other	—	5	—	—	5

CASH USED IN INVESTING ACTIVITIES	(1)	(1,090)	(125)	—	(1,216)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(335)	356	(21)	—	—
Payment on loan between subsidiaries	—	(15)	15	—	—
Principal payments on debt	—	(17)	—	—	(17)
Proceeds from stock issuances	28	—	—	—	28
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(41)	—	—	—	(41)
Other, net	—	(15)	15	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(344)	309	9	—	(26)

Effect of exchange rate changes on cash	—	5	8	—	13

Net (decrease) increase in cash and cash equivalents	(275)	(18)	7	(83)	(369)
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,314	$261	$553	$(169)	$1,959

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended August 31, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$19	$701	$78	$(2)	$796

INVESTING ACTIVITIES
Capital expenditures	—	(978)	(34)	—	(1,012)
Proceeds from asset dispositions and other	—	2	1	—	3

CASH USED IN INVESTING ACTIVITIES	—	(976)	(33)	—	(1,009)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(193)	211	(18)	—	—
Payment on loan between subsidiaries	—	40	(40)	—	—
Intercompany dividends	—	4	(4)	—	—
Principal payments on debt	—	(12)	—	—	(12)
Proceeds from stock issuances	8	—	—	—	8
Excess tax benefit on the exercise of stock options	1	—	—	—	1
Dividends paid	(38)	—	—	—	(38)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(222)	243	(62)	—	(41)

Effect of exchange rate changes on cash	—	8	3	—	11

Net decrease in cash and cash equivalents	(203)	(24)	(14)	(2)	(243)
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$1,107	$234	$429	$(61)	$1,709

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2011, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2011, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 12, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 23, 2011

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2012 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the three-month periods ended August 31:

			Percent
	2011	2010	Change
Revenues	$10,521	$9,457	11

Operating income	737	628	17

Operating margin	7.0%	6.6%	40	bp

Net income	$464	$380	22

Diluted earnings per share	$1.46	$1.20	22

The following table shows changes in revenues and operating income by reportable segment for the three-month periods ended August 31, 2011 compared to August 31, 2010 (dollars in millions):

	Revenues		Operating Income
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

FedEx Express segment	$680	12	$(69)	(19)
FedEx Ground segment	317	16	120	42
FedEx Freight segment	70	6	58	363
FedEx Services segment	(4)	(1)	—	—
Other and eliminations	1	NM	—	—

	$1,064	11	$109	17

Overview
Our revenue and earnings increased significantly in the first quarter of 2012 due to the strong performance of our FedEx Ground segment, improved performance at our FedEx Freight segment and our yield management programs, despite the impact of slowing global economic growth on our volumes. Our FedEx Ground segment reported increased yields, volume and operating margin in the first quarter of 2012 driven by continued market share gains. Our FedEx Freight segment achieved its second consecutive profitable quarter during the first quarter of 2012, driven by higher yields and increased efficiencies across our newly integrated LTL network. While higher package yields led to an increase in revenue at FedEx Express, operating income and operating margin decreased as package volume declines accelerated during the quarter due to slowing global economic growth. These volume declines were more pronounced in some of our premium service offerings and outpaced our ability to reduce operating costs to match demand levels.

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
Revenue
Revenues increased 11% during the first quarter of 2012 due to increased yields as a result of higher fuel surcharges and our yield management efforts, and volume increases at our FedEx Ground segment. At FedEx Express, domestic package yields increased 13% and IP package yields increased 16% primarily due to higher fuel surcharges, increased rates and favorable exchange rates. Softness in global economic conditions resulted in accelerating volume declines during the quarter for FedEx Express package shipments. At the FedEx Ground segment, yields improved during the first quarter of 2012 primarily due to higher fuel surcharges and yield management initiatives. Market share gains resulted in volume increases of 5% at FedEx Ground and 29% at FedEx SmartPost in the first quarter of 2012. At FedEx Freight, LTL yield increased 11% in the first quarter of 2012 due to higher fuel surcharges and our ongoing yield management initiatives. However, these initiatives resulted in declines for LTL shipments in the first quarter of 2012.

Operating Income
The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	$4,004	$3,803	38.1%	40.2%
Purchased transportation	1,518	1,327	14.4	14.0
Rentals and landing fees	620	601	5.9	6.4
Depreciation and amortization	509	479	4.8	5.1
Fuel	1,244	887	11.8	9.4
Maintenance and repairs	551	517	5.3	5.5
Other	1,338	1,215	12.7	12.8

Total operating expenses	$9,784	$8,829	93.0	93.4

Operating margin			7.0%	6.6%

Operating income and operating margin increased in the first quarter of 2012 as a result of strong earnings growth at FedEx Ground, improving profitability at FedEx Freight and our yield management programs. However, growth in operating income in the first quarter of 2012 was negatively impacted by reduced profitability at FedEx Express due to the impact of slower global economic growth on our operations.
Operating expenses in the first quarter of 2012 included an increase of 5% in salaries and employee benefits expenses due to wage increases, higher incentive compensation and full 401(k) company-matching contributions effective January 1, 2011. Purchased transportation expenses increased 14% in the first quarter of 2011 due to higher fuel costs, increases in services requiring a high utilization of contract services at FedEx Express and costs associated with the expansion of our freight forwarding business at FedEx Trade Networks.
The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense increased 40% during the first quarter of 2012 due to increases in the average price per gallon of fuel. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges, fuel surcharges more than offset incremental fuel costs for the first quarter of 2012.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2012 and 2011 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 35.9% for the first quarter of 2012 and 37.0% for the first quarter of 2011. Our lower effective tax rate in the first quarter of 2012 was primarily due to the benefit derived from permanently reinvested international earnings, which are generally taxed at lower rates than in the U.S. For the remainder of 2012, we expect the effective tax rate to be 36.0% to 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Other than tax risks and related indemnifications recorded in connection with the business acquisition described below, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2011. We file income tax returns in the U.S. and various U.S. state, local and foreign jurisdictions. It is reasonably possible that certain income tax return proceedings, including an Internal Revenue Service audit of our 2007-2009 U.S. income tax returns, will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.
Business Acquisition
On July 25, 2011, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. The financial results of the acquired business are included in the FedEx Express segment from the date of acquisition and were not material to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit. This acquisition gives us a more robust domestic transportation network in Mexico and added capability in this important global market.
Outlook
While we expect a weaker global economic environment for the remainder of 2012, we anticipate continued growth in revenue and earnings in the second quarter of 2012 driven by yield increases across all our transportation segments due to our active yield management programs. Weakness and uncertainty in global economic conditions, particularly from Asia, are negatively impacting the demand for our services, making the pace of revenue and earnings growth for the remainder of 2012 difficult to predict. Given the weaker global economic climate, we are taking actions for the remainder of 2012 to adjust operating expenses and capacity to match demand levels. However, we remain committed to investing in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth as global economic conditions improve. For additional details on key 2012 capital projects, refer to the “Liquidity Outlook” section of this MD&A.
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

As described in Note 8 of the accompanying unaudited condensed consolidated financial statements and the “Evolution of Independent Contractor Model” section of our FedEx Ground segment MD&A, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its contractors. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.
See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first three months of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
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

FEDEX EXPRESS SEGMENT
The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2011	2010	Change
Revenues:
Package:
U.S. overnight box	$1,640	$1,491	10
U.S. overnight envelope	451	432	4
U.S. deferred	731	661	11

Total U.S. domestic package revenue	2,822	2,584	9

International priority	2,198	1,974	11
International domestic (1)	207	148	40

Total package revenue	5,227	4,706	11
Freight:
U.S.	591	523	13
International priority	449	406	11
International airfreight	77	70	10

Total freight revenue	1,117	999	12		Percent of Revenue
Other (2)	248	207	20		2011	2010

Total revenues	6,592	5,912	12		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,413	2,258	7		36.6	38.2
Purchased transportation	449	369	22		6.8	6.2
Rentals and landing fees	423	403	5		6.4	6.8
Depreciation and amortization	282	255	11		4.3	4.3
Fuel	1,077	754	43		16.3	12.8
Maintenance and repairs	380	352	8		5.8	6.0
Intercompany charges	548	513	7		8.3	8.7
Other	732	651	12		11.1	11.0

Total operating expenses	6,304	5,555	13		95.6%	94.0%

Operating income	$288	$357	(19)

Operating margin	4.4%	6.0%	(160	)bp

(1)	International domestic revenues include our international intra-country express operations, including our February 2011 business acquisition in India and our July 2011 business acquisition in Mexico.

(2)	Other revenues include FedEx Trade Networks and FedEx SupplyChain Systems.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2011	2010	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,134	1,168	(3)
U.S. overnight envelope	596	624	(4)
U.S. deferred	829	846	(2)

Total U.S. domestic ADV	2,559	2,638	(3)

International priority	543	566	(4)
International domestic(2)	445	323	38

Total ADV	3,547	3,527	1

Revenue per package (yield):
U.S. overnight box	$22.24	$19.65	13
U.S. overnight envelope	11.64	10.64	9
U.S. deferred	13.57	12.01	13
U.S. domestic composite	16.97	15.07	13
International priority	62.30	53.70	16
International domestic(2)	7.16	7.04	2
Composite package yield	22.67	20.52	10
Freight Statistics(1)
Average daily freight pounds:
U.S.	6,969	6,908	1
International priority	3,132	3,027	3
International airfreight	1,165	1,240	(6)

Total average daily freight pounds	11,266	11,175	1

Revenue per pound (yield):
U.S.	$1.31	$1.16	13
International priority	2.21	2.06	7
International airfreight	1.02	0.87	17
Composite freight yield	1.53	1.38	11

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international intra-country express operations, including our February 2011 business acquisition in India and our July 2011 business acquisition in Mexico.
FedEx Express Segment Revenues
FedEx Express segment revenues increased 12% in the first quarter of 2012 due to yield improvements. U.S. domestic package yields increased 13% due to higher fuel surcharges, rate increases and increased package weights. In total, IP package and freight pounds increased 2% and revenue increased 11% year-over-year. IP package yields increased 16% primarily due to higher fuel surcharges, favorable exchange rates and increased rate per pound. IP freight pounds increased 3% with revenue per pound up 7% due to higher fuel surcharges and the favorable impact of exchange rates. However, slower global economic growth, particularly from Asia, resulted in a shift to our lower yielding services and reduced demand in general for our IP package and U.S. domestic services.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2011	2010

U.S. Domestic and Outbound Fuel Surcharge:
Low	15.00%	7.50%
High	16.50	10.00
Weighted-average	15.52	8.50

International Fuel Surcharges:
Low	15.00	7.50
High	23.00	14.00
Weighted-average	17.80	11.08
On September 22, 2011, we announced a 5.9% average list price increase effective January 2, 2012, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.
FedEx Express Segment Operating Income
FedEx Express segment operating income and U.S. operating margin decreased in the first quarter of 2012 due to lower volumes in our higher-yielding IP services, as well as lower U.S. domestic package volumes. The decline in economic conditions that occurred during the first quarter of 2012 outpaced reductions in variable operating costs, such as flight hours and other reductions in the network.
Salaries and employee benefits costs increased 7% in the first quarter of 2012 due to merit increases, higher incentive compensation accruals and the reinstatement of full 401(k) company-matching contributions effective January 1, 2011. Other operating expenses increased 12% in the first quarter of 2012 primarily due to higher rates paid for outside service contracts associated with our international operations and costs related to our recent business acquisitions. In the first quarter of 2012, purchased transportation costs increased 22% due to higher fuel costs, increases in services requiring a high utilization of contract services in Europe, India and Mexico and costs associated with the expansion of our freight forwarding business at FedEx Trade Networks. The comparability of these expense categories was negatively impacted by foreign currency fluctuations; however, these fluctuations had an immaterial impact on our operating income for the quarter.
Fuel costs increased 43% during the first quarter of 2012 due to increases in the average price per gallon of fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in the first quarter of 2012. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT
The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2011	2010	Change
Revenues:
FedEx Ground	$2,116	$1,839	15		Percent of Revenue

FedEx SmartPost	162	122	33		2011	2010

Total revenues	2,278	1,961	16		100.0%	100.0%

Operating expenses:
Salaries and employee benefits	351	307	14		15.4	15.6
Purchased transportation	886	782	13		38.9	39.9
Rentals	66	62	6		2.9	3.2
Depreciation and amortization	93	82	13		4.1	4.2
Fuel	2	1	NM		0.1	0.1
Maintenance and repairs	44	44	—		1.9	2.2
Intercompany charges	241	221	9		10.6	11.3
Other	188	175	7		8.2	8.9

Total operating expenses	1,871	1,674	12		82.1%	85.4%

Operating income	$407	$287	42

Operating margin	17.9%	14.6%	330	bp

Average daily package volume
FedEx Ground	3,722	3,534	5
FedEx SmartPost	1,415	1,100	29

Revenue per package (yield)
FedEx Ground	$8.73	$7.99	9
FedEx SmartPost	$1.76	$1.68	5
FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 16% during the first quarter of 2012 due to yield and volume growth at both FedEx Ground and FedEx SmartPost.
FedEx Ground yield improvement during the first quarter of 2012 was primarily due to higher fuel surcharges, yield management initiatives and increased extra service revenue, particularly in residential surcharges. Average daily volume at FedEx Ground increased during the first quarter of 2012 due to market share gains resulting from continued growth in our commercial business and our FedEx Home Delivery service.
FedEx SmartPost volumes grew 29% during the first quarter of 2012 as a result of growth in e-commerce and gains in market share. Yields at FedEx SmartPost increased 5% during the first quarter of 2012 primarily due to higher fuel surcharges. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the United States Postal Service (“USPS”).

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three-month periods ended August 31:

	2011	2010

Low	9.00%	5.50%
High	9.50	6.00
Weighted-average	9.32	5.83
FedEx Ground Segment Operating Income
During the first quarter of 2012, FedEx Ground segment operating income and operating margin increased due to yield and package volume growth. Purchased transportation costs increased 13% during the first quarter of 2012 primarily as a result of volume growth and higher fuel rates paid to our independent contractors. Salaries and employee benefits expense increased 14% during the first quarter of 2012 primarily due to increased staffing to support volume growth and wage increases. Intercompany charges increased 9% in the first quarter of 2012 primarily due to higher allocated information technology costs.
Evolution of Independent Contractor Model
Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions support our classification and we believe our relationship with the contractors is generally excellent. For a description of these proceedings, see “Risk Factors” and Note 8 of the accompanying unaudited condensed consolidated financial statements.
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
As of August 31, 2011, FedEx Ground has transitioned to the ISP model in Maryland, New Hampshire, Rhode Island, Vermont, Illinois, Massachusetts, Minnesota, Montana and Tennessee, and plans to complete transition to the ISP model in Connecticut, Delaware, Iowa, Maine, Mississippi, Missouri, North Dakota and South Dakota during 2012. Based upon the success of this model, FedEx Ground may possibly transition to it in some other states in the future.
In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with contractors that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize contractors who choose to grow their businesses by adding routes. During August 2011, approximately 80% of FedEx Ground’s package volume was delivered by multiple route owner-operators or independent service providers.

FEDEX FREIGHT SEGMENT
The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (loss) and operating margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2011	2010	Change		2011	2010
Revenues	$1,328	$1,258	6		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	578	600	(4)		43.5	47.7
Purchased transportation	207	204	1		15.6	16.2
Rentals	28	34	(18)		2.1	2.7
Depreciation and amortization	44	48	(8)		3.3	3.8
Fuel	165	131	26		12.4	10.4
Maintenance and repairs	50	46	9		3.8	3.7
Intercompany charges	109	109	—		8.2	8.7
Other	105	102	3		7.9	8.1

Total operating expenses	1,286	1,274	1		96.8%	101.3%

Operating income (loss)	$42	$(16)	363

Operating margin	3.2%	(1.3)%	450	bp

Average daily LTL shipments (in thousands)	85.0	91.8	(7)
Weight per LTL shipment (lbs)	1,157	1,134	2
LTL yield (revenue per hundredweight)	$19.29	$17.32	11
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 6% during the first quarter of 2012 as a result of higher LTL yield and weight per LTL shipment, partially offset by lower LTL volume. LTL yield increased 11% during the first quarter of 2012 due to higher fuel surcharges and our ongoing yield management programs, which began during the fourth quarter of 2010.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2011	2010
Low	19.80%	15.10%
High	23.40	15.60
Weighted-average	22.90	15.40
In June 2011, FedEx Freight increased the fuel surcharge rate to a maximum of 3.6 percentage points above previous levels. In August 2011, FedEx Freight announced a general rate increase of 6.75% effective September 6, 2011.
FedEx Freight Segment Operating Income
Operating income and operating margin were both higher in the first quarter of 2012 for the FedEx Freight segment primarily due to higher LTL yield. Our newly integrated network improved efficiencies and contributed to FedEx Freight’s second consecutive profitable quarter.

In the first quarter of 2012, salaries and employee benefits decreased 4% primarily due to volume-related decreases in labor hours and lower healthcare costs, partially offset by wage increases, the reinstatement of full 401(k) company-matching contributions, and higher funding of incentive compensation programs. Fuel costs increased 26% during the first quarter of 2012 due to a higher average price per gallon of diesel fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in the first quarter of 2012.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $2.0 billion at August 31, 2011, compared to $2.3 billion at May 31, 2011. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2011	2010
Operating activities:
Net income	$464	$380
Noncash charges and credits	720	577
Changes in assets and liabilities	(324)	(161)

Cash provided by operating activities	860	796

Investing activities:
Capital expenditures	(1,110)	(1,012)
Business acquisition, net of cash acquired	(111)	—
Proceeds from asset dispositions and other	5	3

Cash used in investing activities	(1,216)	(1,009)

Financing activities:
Principal payments on debt	(17)	(12)
Proceeds from stock issuances	28	8
Excess tax benefit on the exercise of stock options	4	1
Dividends paid	(41)	(38)

Cash used in financing activities	(26)	(41)

Effect of exchange rate changes on cash	13	11

Net decrease in cash and cash equivalents	$(369)	$(243)

Cash flows from operating activities increased $64 million in the first quarter of 2012 primarily due to increased earnings. In addition, we made contributions of $99 million to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first quarter of 2012 and $118 million in contributions to our U.S. Pension Plans during the first quarter of 2011. Capital expenditures during the first three months of 2012 were higher primarily due to increased spending at FedEx Express for replacement vehicles and at FedEx Services for information technology investments. See “Capital Resources” for a discussion of capital expenditures during 2012 and 2011.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at August 31, 2011. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2011, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
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
The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2011	2010	Change	Change
Aircraft and related equipment	$700	$747	$(47)	(6)
Facilities and sort equipment	95	70	25	36
Vehicles	174	104	70	67
Information and technology investments	128	71	57	80
Other equipment	13	20	(7)	(35)

Total capital expenditures	$1,110	$1,012	$98	10

FedEx Express segment	872	844	28	3
FedEx Ground segment	94	72	22	31
FedEx Freight segment	29	32	(3)	(9)
FedEx Services segment	115	64	51	80

Total capital expenditures	$1,110	$1,012	$98	10

Capital expenditures during the first quarter of 2012 were higher than the prior-year period primarily due to increased spending for replacement vehicles at FedEx Express and for technology investments at FedEx Services. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2012 included the delivery of one Boeing 757 (“B757”) and one Boeing 777 Freighter (“B777F”).
LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at August 31, 2011 includes $320 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2012, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.2 billion in 2012 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground and revenue equipment at the FedEx Freight segment. We invested $700 million in aircraft and aircraft-related equipment in the first quarter of 2012 and expect to invest an additional $1.3 billion for aircraft and aircraft-related equipment during the remainder of 2012. Aircraft-related capital outlays include the B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft types they are replacing. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
In September 2011, we made $127 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2012, we have $270 million in required contributions and $21 million in voluntary contributions to our U.S. Pension Plans.
We plan to begin acquiring FedEx common shares under our share repurchase program. A total of 5.7 million shares may be repurchased under existing share repurchase authorizations. The repurchases will be subject to market conditions and will be made from time to time either in the open market or through private transactions in accordance with the requirements of the SEC. The company’s repurchase program may be suspended, discontinued or resumed at any time.
Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” In July 2011, Moody’s Investors Service reaffirmed our senior unsecured debt credit rating of Baa2 and commercial paper rating of P-2 and increased our ratings outlook to “positive.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS
The following table sets forth a summary of our contractual cash obligations as of August 31, 2011. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2011. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2012 (1)	2013	2014	2015	2016	Thereafter	Total
Operating activities:
Operating leases	$1,428	$1,726	$1,537	$1,391	$1,224	$6,485	$13,791
Non-capital purchase obligations and other	157	102	39	25	12	132	467
Interest on long-term debt	75	98	97	78	78	1,659	2,085
Quarterly contributions to our U.S. Pension Plans	418	—	—	—	—	—	418

Investing activities:
Aircraft and aircraft-related capital commitments	874	1,162	781	555	580	1,464	5,416
Other capital purchase obligations	265	19	16	6	3	—	309

Financing activities:
Debt	—	300	250	—	—	989	1,539
Capital lease obligations	6	119	2	2	1	13	143

Total	$3,223	$3,526	$2,722	$2,057	$1,898	$10,742	$24,168

(1)	Cash obligations for the remainder of 2012.
Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2011.
Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($116 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.
Included in the table above are anticipated quarterly contributions to our U.S. Pension Plans totaling $418 million for the remainder of 2012 ($127 million of which was paid in September 2011).
FedEx Express had $1 billion in deposits and progress payments as of August 31, 2011 on aircraft purchases and other planned aircraft-related transactions.
Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. We have no scheduled principal debt payments for the remainder of 2012 and principal and interest payments on capital leases of $6 million.
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
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined by incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2011, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect our operations and reputation among customers;
•	the price and availability of jet and vehicle fuel;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or pilot safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;
•	adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012);
•	any impact on our business from disruptions or modifications in service by the USPS, which is a significant customer and vendor of FedEx, as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing;
•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services; and
•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 31, 2011, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.
The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2012, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2011; however, this weakening did not have a material effect on our results.
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
Item 4. Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.
Item 1A. Risk Factors
With the exception of the inclusion in “Forward-Looking Statements” of a risk factor relating to our relationship, as a significant customer and vendor, with the USPS, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.
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

FEDEX CORPORATION
Date: September 23, 2011	/s/ JOHN L. MERINO
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