Form 10-Q
period 2011-11-30
FEDEX CORP
filed 2011-12-16
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2011 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 14, 2011
Common Stock, par value $0.10 per share	314,484,094

FEDEX CORPORATION
INDEX
PART I. FINANCIAL INFORMATION

PAGE
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2011 and May 31, 2011	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	22

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	23

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45

ITEM 4. Controls and Procedures	45

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	46

ITEM 1A. Risk Factors	46

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 5. Other Information	47

ITEM 6. Exhibits	47

Signature	48

Exhibit Index	E-1

EX-10.1
EX-10.2
EX-10.3
EX-12.1
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2011	May 31,
	(Unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,896	$2,328
Receivables, less allowances of $187 and $182	4,837	4,581
Spare parts, supplies and fuel, less allowances of $176 and $169	440	437
Deferred income taxes	628	610
Prepaid expenses and other	367	329

Total current assets	8,168	8,285

PROPERTY AND EQUIPMENT, AT COST	35,399	33,686
Less accumulated depreciation and amortization	18,690	18,143

Net property and equipment	16,709	15,543

OTHER LONG-TERM ASSETS
Goodwill	2,399	2,326
Other assets	1,176	1,231

Total other long-term assets	3,575	3,557

	$28,452	$27,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2011	May 31,
	(Unaudited)	2011
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$428	$18
Accrued salaries and employee benefits	1,390	1,268
Accounts payable	1,646	1,702
Accrued expenses	1,916	1,894

Total current liabilities	5,380	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,251	1,667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,555	1,336
Pension, postretirement healthcare and other benefit obligations	2,065	2,124
Self-insurance accruals	977	977
Deferred lease obligations	897	779
Deferred gains, principally related to aircraft transactions	234	246
Other liabilities	176	154

Total other long-term liabilities	5,904	5,616

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of November 30, 2011 and May 31, 2011	32	32
Additional paid-in capital	2,557	2,484
Retained earnings	16,103	15,266
Accumulated other comprehensive loss	(2,581)	(2,550)
Treasury stock, at cost	(194)	(12)

Total common stockholders’ investment	15,917	15,220

	$28,452	$27,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

REVENUES	$10,587	$9,632	$21,108	$19,089

OPERATING EXPENSES:
Salaries and employee benefits	3,982	3,779	7,986	7,582
Purchased transportation	1,576	1,390	3,094	2,717
Rentals and landing fees	623	628	1,243	1,229
Depreciation and amortization	518	502	1,027	981
Fuel	1,200	938	2,444	1,825
Maintenance and repairs	511	473	1,062	990
Impairment and other charges	—	67	—	67
Other	1,397	1,386	2,735	2,601

	9,807	9,163	19,591	17,992

OPERATING INCOME	780	469	1,517	1,097

OTHER INCOME (EXPENSE):
Interest, net	(7)	(23)	(18)	(41)
Other, net	4	(9)	2	(16)

	(3)	(32)	(16)	(57)

INCOME BEFORE INCOME TAXES	777	437	1,501	1,040

PROVISION FOR INCOME TAXES	280	154	540	377

NET INCOME	$497	$283	$961	$663

EARNINGS PER COMMON SHARE:
Basic	$1.57	$0.90	$3.04	$2.11

Diluted	$1.57	$0.89	$3.02	$2.09

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2011	2010

Operating Activities:
Net income	$961	$663
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,027	981
Provision for uncollectible accounts	84	66
Stock-based compensation	60	56
Deferred income taxes and other noncash items	278	140
Changes in assets and liabilities:
Receivables	(291)	(79)
Other assets	(44)	(53)
Accounts payable and other liabilities	119	253
Other, net	(26)	(16)

Cash provided by operating activities	2,168	2,011

Investing Activities:
Capital expenditures	(2,217)	(2,059)
Business acquisition, net of cash acquired	(114)	—
Proceeds from asset dispositions and other	15	7

Cash used in investing activities	(2,316)	(2,052)

Financing Activities:
Principal payments on debt	(18)	(12)
Proceeds from stock issuances	32	25
Excess tax benefit on the exercise of stock options	5	4
Dividends paid	(82)	(76)
Purchase of treasury stock	(197)	—

Cash used in financing activities	(260)	(59)

Effect of exchange rate changes on cash	(24)	25

Net decrease in cash and cash equivalents	(432)	(75)
Cash and cash equivalents at beginning of period	2,328	1,952

Cash and cash equivalents at end of period	$1,896	$1,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2011, the results of our operations for the three- and six-month periods ended November 30, 2011 and 2010 and cash flows for the six-month periods ended November 30, 2011 and 2010. Operating results for the three- and six-month periods ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.
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
Our stock-based compensation expense was $23 million for the three-month period ended November 30, 2011 and $60 million for the six-month period ended November 30, 2011. Our stock-based compensation was $22 million for the three-month period ended November 30, 2010 and $56 million for the six-month period ended November 30, 2010. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first half of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
TREASURY SHARES. During the second quarter of 2012, we repurchased 2.8 million FedEx common shares at an average price of $70 per share for a total of $197 million. As of November 30, 2011, 2.9 million shares remained under existing share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On November 18, 2011, our Board of Directors declared a dividend of $0.13 per share of common stock. The dividend will be paid on January 3, 2012 to stockholders of record as of the close of business on December 13, 2011. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2011	2010

Net income	$497	$283
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $26 in 2011 and $11 in 2010	(110)	44
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $18 in 2011 and $15 in 2010	30	26

Comprehensive income	$417	$353

	Six Months Ended
	2011	2010

Net income	$961	$663
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $22 in 2011 and $17 in 2010	(91)	72
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $36 in 2011 and $31 in 2010	60	52

Comprehensive income	$930	$787

(3) Financing Arrangements
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2011. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2011, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $1.5 billion compared with an estimated fair value of $1.9 billion at November 30, 2011 and May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
(4) Computation of Earnings Per Share
The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Basic earnings per common share:
Net earnings allocable to common shares(1)	$495	$282	$959	$661
Weighted-average common shares	315	314	316	314

Basic earnings per common share	$1.57	$0.90	$3.04	$2.11

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$495	$282	$959	$661

Weighted-average common shares	315	314	316	314
Dilutive effect of share-based awards	1	2	1	2

Weighted-average diluted shares	316	316	317	316
Diluted earnings per common share	$1.57	$0.89	$3.02	$2.09

Anti-dilutive options excluded from diluted earnings per common share	14.2	11.2	13.7	11.3

(1)	Net earnings available to participating securities were immaterial in all periods presented.
(5) Retirement Plans
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
U.S. domestic and international pension plans	$132	$134	$264	$275
U.S. domestic and international defined contribution plans	81	51	167	105
Postretirement healthcare plans	17	15	35	30

	$230	$200	$466	$410

The three- and six-month periods ended November 30, 2011 reflect the full restoration on January 1, 2011 of company-matching contributions for our 401(k) plans.

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Pension Plans
Service cost	$149	$130	$297	$260
Interest cost	244	225	488	449
Expected return on plan assets	(309)	(265)	(618)	(530)
Recognized actuarial losses and other	48	44	97	96

	$132	$134	$264	$275

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Postretirement Healthcare Plans
Service cost	$9	$7	$18	$15
Interest cost	9	9	18	17
Recognized actuarial gains and other	(1)	(1)	(1)	(2)

	$17	$15	$35	$30

Required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the six-month periods ended November 30 were $226 million in 2011 and $158 million in 2010.
Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2012, we anticipate making contributions to our U.S. Pension Plans of approximately $300 million ($127 million of which was paid in December 2011).
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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Revenues
FedEx Express segment	$6,583	$5,992	$13,175	$11,904
FedEx Ground segment	2,339	2,077	4,617	4,038
FedEx Freight segment	1,325	1,221	2,653	2,479
FedEx Services segment	427	434	838	849
Other and eliminations	(87)	(92)	(175)	(181)

	$10,587	$9,632	$21,108	$19,089

Operating Income (Loss)
FedEx Express segment	$342	$264	$630	$621
FedEx Ground segment	398	296	805	583
FedEx Freight segment	40	(91)	82	(107)

	$780	$469	$1,517	$1,097

(7) Commitments
As of November 30, 2011, our purchase commitments under various contracts for the remainder of 2012 and annually thereafter were as follows (in millions):

	Aircraft and
	Aircraft Related	Other(1)	Total

2012 (remainder)	$389	$435	$824
2013	983	128	1,111
2014	780	57	837
2015	555	31	586
2016	580	40	620
Thereafter	3,225	130	3,355

(1)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2012, a total of $291 million of required quarterly contributions to our U.S. Pension Plans.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase 15 Boeing 777 Freighters (“B777F”) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $678 million in deposits and progress payments as of November 30, 2011 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2011, with the year of expected delivery:

	B777F(1)	B757	Total
2012 (remainder)	2	8	10
2013	4	6	10
2014	7	—	7
2015	3	—	3
2016	3	—	3
Thereafter	9	—	9

Total	28	14	42

(1)	Reflects the deferral during the second quarter of 2012 of the delivery of two B777F aircraft from 2013 to after 2016.
On December 14, 2011, FedEx Express entered into an agreement with The Boeing Company for the purchase of 27 new Boeing 767-300 Freighter aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. FedEx Express is also delaying the delivery of nine B777F aircraft, five of which will be deferred from 2014 and one per year from 2015 to 2018. (Including the two deferrals that occurred in the second quarter of 2012, this brings the total B777F deferrals to 11 aircraft.) Additionally, FedEx Express removed the RLA condition from two of the 15 B777F aircraft discussed above and also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule. These aircraft transactions are not reflected in the tables above, as they occurred subsequent to the end of the second quarter of 2012.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases
2012 (remainder)	$15	$370	$691	$1,061
2013	120	499	1,286	1,785
2014	2	473	1,119	1,592
2015	2	455	988	1,443
2016	1	458	813	1,271
Thereafter	13	1,545	5,179	6,724

Total	153	$3,800	$10,076	$13,876

Less amount representing interest	13

Present value of net minimum lease payments	$140

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
In September 2009, in Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed linehaul services since June 2003. The plaintiffs alleged, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks. We entered into a tentative settlement agreement with the plaintiffs in June 2011 for an immaterial amount. The order of preliminary approval of settlement was entered by the court in September 2011. Class notices were mailed in October 2011.
Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 30 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.
Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of the following states: Alabama, Arizona, Georgia, Indiana, Kansas (the court previously dismissed without prejudice the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiffs’ failure to exhaust administrative remedies), Louisiana, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, West Virginia and Wisconsin. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit will hear the appeal in the Kansas case first.
In the other eight certified class actions in the multidistrict litigation, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim in three of the cases (filed in Kentucky, Nevada and New Hampshire) and then remanded all eight cases back to district court in the following states for resolution of the remaining claims: Arkansas, California, Florida, Kentucky, Nevada, New Hampshire and Oregon (two certified classes). In January 2011, we asked the court to issue final judgments in these eight cases, and the court denied our motion. In July 2011, we filed a petition to the Seventh Circuit asking the appeals court to require these cases to be returned to the multidistrict litigation court for issuance of a final judgment so that all appeals of the December 2010 summary judgment rulings would be heard by the Seventh Circuit, and in November 2011, the Seventh Circuit denied our petition.
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
While the granting of summary judgment in favor of FedEx Ground by the multidistrict litigation court in 20 of the 28 cases that had been certified as class actions remains subject to appeal, we believe that it significantly improves the likelihood that our independent contractor model will be upheld. Adverse determinations in matters related to FedEx Ground’s independent contractors, however, could, among other things, entitle certain of our contractors and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators in certain jurisdictions. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. While it is reasonably possible that potential loss in some of these lawsuits or such changes to the independent contractor status of FedEx Ground’s owner-operators could be material, we cannot yet determine the amount or reasonable range of potential loss. A number of factors contribute to this. The number of plaintiffs in these lawsuits continues to change, with some being dismissed and others being added and, as to new plaintiffs, discovery is still ongoing. In addition, the parties have not yet conducted any discovery into damages, which could vary considerably from plaintiff to plaintiff. Further, the range of potential loss could be impacted considerably by future rulings on the merits of certain claims and FedEx Ground’s various defenses, and on evidentiary issues. In any event, we do not believe that a material loss is probable in these matters.
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against FedEx Express and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. While we do not agree with the verdict or the amount of damages awarded and have appealed the matter to the U.S. Court of Appeals for the Seventh Circuit, accounting standards required an accrual of a $66 million loss in the second quarter of 2011. We did not accrue the $5 million of interest as a loss because we have additional arguments on appeal that lead us to believe that loss of that amount is not probable. The Seventh Circuit heard oral argument on our appeal in November 2011.
California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court has ruled that FedEx Express is liable to the State of California, and there will be a ruling as to whether FedEx Express is liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. Prior to any decision on the amount of liability, we reached an agreement to settle this matter for an immaterial amount in October 2011, subject to approval by the court.
Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information
Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2011	2010
Cash payments for:
Interest (net of capitalized interest)	$23	$45

Income taxes	$276	$340
Income tax refunds received	(6)	(11)

Cash tax payments, net	$270	$329

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
November 30, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,000	$412	$599	$(115)	$1,896
Receivables, less allowances	96	3,775	1,010	(44)	4,837
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	58	703	46	—	807
Deferred income taxes	—	609	19	—	628

Total current assets	1,154	5,499	1,674	(159)	8,168

PROPERTY AND EQUIPMENT, AT COST	25	33,645	1,729	—	35,399
Less accumulated depreciation and amortization	20	17,609	1,061	—	18,690

Net property and equipment	5	16,036	668	—	16,709

INTERCOMPANY RECEIVABLE	—	—	1,250	(1,250)	—
GOODWILL	—	1,564	835	—	2,399
INVESTMENT IN SUBSIDIARIES	16,266	2,815	—	(19,081)	—
OTHER ASSETS	1,522	1,039	103	(1,488)	1,176

	$18,947	$26,953	$4,530	$(21,978)	$28,452

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$428	$—	$—	$428
Accrued salaries and employee benefits	64	1,172	154	—	1,390
Accounts payable	40	1,337	428	(159)	1,646
Accrued expenses	259	1,522	135	—	1,916

Total current liabilities	363	4,459	717	(159)	5,380

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	251	—	—	1,251
INTERCOMPANY PAYABLE	588	662	—	(1,250)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,037	6	(1,488)	1,555
Other liabilities	1,079	3,120	150	—	4,349

Total other long-term liabilities	1,079	6,157	156	(1,488)	5,904
STOCKHOLDERS’ INVESTMENT	15,917	15,424	3,657	(19,081)	15,917

	$18,947	$26,953	$4,530	$(21,978)	$28,452

CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,589	$279	$546	$(86)	$2,328
Receivables, less allowances	—	3,696	912	(27)	4,581
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	77	645	44	—	766
Deferred income taxes	—	598	12	—	610

Total current assets	1,666	5,218	1,514	(113)	8,285

PROPERTY AND EQUIPMENT, AT COST	24	31,916	1,746	—	33,686
Less accumulated depreciation and amortization	18	17,071	1,054	—	18,143

Net property and equipment	6	14,845	692	—	15,543

INTERCOMPANY RECEIVABLE	—	—	1,317	(1,317)	—
GOODWILL	—	1,564	762	—	2,326
INVESTMENT IN SUBSIDIARIES	15,404	2,705	—	(18,109)	—
OTHER ASSETS	1,652	1,039	63	(1,523)	1,231

	$18,728	$25,371	$4,348	$(21,062)	$27,385

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$18	$—	$—	$18
Accrued salaries and employee benefits	50	1,071	147	—	1,268
Accounts payable	—	1,385	430	(113)	1,702
Accrued expenses	198	1,563	133	—	1,894

Total current liabilities	248	4,037	710	(113)	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	667	—	—	1,667
INTERCOMPANY PAYABLE	1,095	222	—	(1,317)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,842	17	(1,523)	1,336
Other liabilities	1,165	3,001	114	—	4,280

Total other long-term liabilities	1,165	5,843	131	(1,523)	5,616

STOCKHOLDERS’ INVESTMENT	15,220	14,602	3,507	(18,109)	15,220

	$18,728	$25,371	$4,348	$(21,062)	$27,385

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,001	$1,660	$(74)	$10,587

OPERATING EXPENSES:
Salaries and employee benefits	28	3,506	448	—	3,982
Purchased transportation	—	1,122	482	(28)	1,576
Rentals and landing fees	1	557	67	(2)	623
Depreciation and amortization	1	480	37	—	518
Fuel	—	1,181	19	—	1,200
Maintenance and repairs	—	486	25	—	511
Intercompany charges, net	(53)	(135)	188	—	—
Other	23	1,156	262	(44)	1,397

	—	8,353	1,528	(74)	9,807

OPERATING INCOME	—	648	132	—	780

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	497	80	—	(577)	—
Interest, net	(19)	11	1	—	(7)
Intercompany charges, net	21	(27)	6	—	—
Other, net	(2)	(1)	7	—	4

INCOME BEFORE INCOME TAXES	497	711	146	(577)	777

Provision for income taxes	—	202	78	—	280

NET INCOME	$497	$509	$68	$(577)	$497

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Three Months Ended November 30, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$8,002	$1,718	$(88)	$9,632

OPERATING EXPENSES:
Salaries and employee benefits	26	3,216	537	—	3,779
Purchased transportation	—	970	447	(27)	1,390
Rentals and landing fees	1	564	64	(1)	628
Depreciation and amortization	—	443	59	—	502
Fuel	—	891	47	—	938
Maintenance and repairs	—	440	33	—	473
Impairment and other charges	—	17	50	—	67
Intercompany charges, net	(58)	(80)	138	—	—
Other	31	1,137	278	(60)	1,386

	—	7,598	1,653	(88)	9,163

OPERATING INCOME	—	404	65	—	469

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	283	23	—	(306)	—
Interest, net	(23)	1	(1)	—	(23)
Intercompany charges, net	28	(34)	6	—	—
Other, net	(5)	(3)	(1)	—	(9)

INCOME BEFORE INCOME TAXES	283	391	69	(306)	437

Provision for income taxes	—	138	16	—	154

NET INCOME	$283	$253	$53	$(306)	$283

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$18,008	$3,244	$(144)	$21,108

OPERATING EXPENSES:
Salaries and employee benefits	61	7,037	888	—	7,986
Purchased transportation	—	2,202	946	(54)	3,094
Rentals and landing fees	2	1,112	132	(3)	1,243
Depreciation and amortization	1	951	75	—	1,027
Fuel	—	2,405	39	—	2,444
Maintenance and repairs	—	1,014	48	—	1,062
Intercompany charges, net	(111)	(225)	336	—	—
Other	47	2,281	494	(87)	2,735

	—	16,777	2,958	(144)	19,591

OPERATING INCOME	—	1,231	286	—	1,517

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	961	151	—	(1,112)	—
Interest, net	(39)	19	2	—	(18)
Intercompany charges, net	42	(55)	13	—	—
Other, net	(3)	(3)	8	—	2

INCOME BEFORE INCOME TAXES	961	1,343	309	(1,112)	1,501

Provision for income taxes	—	417	123	—	540

NET INCOME	$961	$926	$186	$(1,112)	$961

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(UNAUDITED)
Six Months Ended November 30, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$15,895	$3,364	$(170)	$19,089

OPERATING EXPENSES:
Salaries and employee benefits	64	6,465	1,053	—	7,582
Purchased transportation	—	1,890	879	(52)	2,717
Rentals and landing fees	2	1,101	128	(2)	1,229
Depreciation and amortization	—	875	106	—	981
Fuel	—	1,732	93	—	1,825
Maintenance and repairs	—	923	67	—	990
Impairment and other charges	—	17	50	—	67
Intercompany charges, net	(129)	(172)	301	—	—
Other	63	2,123	531	(116)	2,601

	—	14,954	3,208	(170)	17,992

OPERATING INCOME	—	941	156	—	1,097

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	663	49	—	(712)	—
Interest, net	(47)	9	(3)	—	(41)
Intercompany charges, net	55	(69)	14	—	—
Other, net	(8)	(7)	(1)	—	(16)

INCOME BEFORE INCOME TAXES	663	923	166	(712)	1,040

Provision for income taxes	—	334	43	—	377

NET INCOME	$663	$589	$123	$(712)	$663

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$135	$1,814	$248	$(29)	$2,168

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,161)	(55)	—	(2,217)
Business acquisition, net of cash acquired	—	—	(114)	—	(114)
Proceeds from asset dispositions and other	—	15	—	—	15

CASH USED IN INVESTING ACTIVITIES	(1)	(2,146)	(169)	—	(2,316)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(481)	484	(3)	—	—
Intercompany dividends	—	21	(21)	—	—
Principal payments on debt	—	(18)	—	—	(18)
Proceeds from stock issuances	32	—	—	—	32
Excess tax benefit on the exercise of stock options	5	—	—	—	5
Dividends paid	(82)	—	—	—	(82)
Purchase of treasury stock	(197)	—	—	—	(197)
Other, net	—	(16)	16	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(723)	471	(8)	—	(260)

Effect of exchange rate changes on cash	—	(6)	(18)	—	(24)

Net (decrease) increase in cash and cash equivalents	(589)	133	53	(29)	(432)
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,000	$412	$599	$(115)	$1,896

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended November 30, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6)	$1,755	$259	$3	$2,011

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,968)	(90)	—	(2,059)
Proceeds from asset dispositions and other	—	6	1	—	7

CASH USED IN INVESTING ACTIVITIES	(1)	(1,962)	(89)	—	(2,052)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(94)	100	(6)	—	—
Payment on loan between subsidiaries	—	113	(113)	—	—
Intercompany dividends	—	5	(5)	—	—
Principal payments on debt	—	(12)	—	—	(12)
Proceeds from stock issuances	25	—	—	—	25
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(76)	—	—	—	(76)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(141)	206	(124)	—	(59)

Effect of exchange rate changes on cash	—	11	14	—	25

Net (decrease) increase in cash and cash equivalents	(148)	10	60	3	(75)
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$1,162	$268	$503	$(56)	$1,877

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FedEx Corporation
We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
December 16, 2011

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues	$10,587	$9,632	10		$21,108	$19,089	11
Operating income	780	469	66		1,517	1,097	38
Operating margin	7.4%	4.9%	250	bp	7.2%	5.7%	150	bp
Net income	$497	$283	76		$961	$663	45
Diluted earnings per share	$1.57	$0.89	76		$3.02	$2.09	44
The following table shows changes in revenues and operating income by reportable segment for the periods ended November 30, 2011 compared to November 30, 2010 (dollars in millions):

					Change in		Percent change in
	Change in		Percent change in		Operating Income		Operating Income
	Revenues		Revenue		(Loss)		(Loss)
	Three	Six	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
FedEx Express segment	$591	$1,271	10	11	$78	$9	30	1
FedEx Ground segment	262	579	13	14	102	222	34	38
FedEx Freight segment	104	174	9	7	131	189	144	177
FedEx Services segment	(7)	(11)	(2)	(1)	—	—	—	—
Other and eliminations	5	6	NM	NM	—	—	—	—

	$955	$2,019	10	11	$311	$420	66	38

Overview
Our results for the second quarter and first half of 2012 showed improvement in revenue, operating income and operating margin, led by increased yields across all our transportation segments despite continued slow economic growth. Our year-over-year comparisons for the second quarter and first half of 2012 are impacted by $152 million in charges recorded in the second quarter of 2011. These charges included $86 million in costs related to the combination of our FedEx Freight and FedEx National LTL operations and a $66 million reserve associated with an adverse jury decision in the ATA Airlines lawsuit against FedEx Express. Our FedEx Ground segment continued its strong performance with increased yields, volume and operating margin in the second quarter and first half of 2012, driven by sustained market share gains and strong demand for FedEx Home Delivery and FedEx SmartPost services. Our results for the second quarter of 2012 also benefited from a significant improvement in the performance of our FedEx Freight segment, based on higher yields and on-going improvements in efficiencies resulting from our integrated LTL network. At FedEx Express, operating income increased predominantly due to the benefit from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. Slow global economic growth driven by constrained consumer demand resulted in package volume declines in U.S. domestic and International Priority (“IP”) services during the second quarter and first half of 2012 at FedEx Express.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

(1)	Includes international domestic operations of a February 2011 business acquisition in India and a July 2011 business acquisition in Mexico.

(2)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

(1)	Package statistics do not include the operations of FedEx SmartPost.
Revenue
Revenues increased 10% during the second quarter of 2012 and 11% in the first half of 2012 due to yield increases across all of our transportation segments. At FedEx Express, U.S. domestic package yields increased 12% in both the second quarter and first half of 2012 primarily due to higher fuel surcharges and increased rate per pound, while IP package yields increased 11% in the second quarter of 2012 and 13% in the first half of 2012 led by higher fuel surcharges and increased rate per pound. At the FedEx Ground segment, revenues increased 13% for the second quarter of 2012 and 14% for the first half of 2012 due to yield and volume growth at both FedEx Ground and FedEx SmartPost. Revenues at FedEx Freight increased 9% during the second quarter of 2012 and 7% for the first half of 2012 due to higher fuel surcharges and our ongoing yield management initiatives.

Operating Income
The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	$3,982	$3,779	$7,986	$7,582
Purchased transportation	1,576	1,390	3,094	2,717
Rentals and landing fees	623	628	1,243	1,229
Depreciation and amortization	518	502	1,027	981
Fuel	1,200	938	2,444	1,825
Maintenance and repairs	511	473	1,062	990
Impairment and other charges(1)	—	67	—	67
Other	1,397	1,386	2,735	2,601

Total operating expenses	$9,807	$9,163	$19,591	$17,992

(1)	Represents charges associated with the combination of FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	37.6%	39.2%	37.8%	39.7%
Purchased transportation	14.9	14.4	14.7	14.2
Rentals and landing fees	5.9	6.5	5.9	6.4
Depreciation and amortization	4.9	5.2	4.9	5.2
Fuel	11.3	9.8	11.6	9.6
Maintenance and repairs	4.8	4.9	5.0	5.2
Impairment and other charges	—	0.7	—	0.4
Other	13.2	14.4	12.9	13.6

Total operating expenses	92.6	95.1	92.8	94.3

Operating margin	7.4%	4.9%	7.2%	5.7%

Operating income and operating margin increased for both the second quarter and first half of 2012 as a result of increased yields due to higher fuel surcharges and our other yield management programs. Our year-over-year comparisons for the second quarter and first half of 2012 are impacted by charges in the second quarter of 2011 of $86 million in costs related to the combination of our FedEx Freight and FedEx National LTL operations and a $66 million reserve associated with an adverse jury decision in the ATA Airlines lawsuit against FedEx Express.
Salaries and employee benefits increased 5% in both the second quarter and the first half of 2012 due to higher incentive compensation and full 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 13% in the second quarter and 14% in the first half of 2012 due to higher fuel costs and volume growth at FedEx Ground, higher utilization of third-party transportation providers in international locations primarily due to business acquisitions at FedEx Express, costs associated with the expansion of our freight forwarding business at FedEx Trade Networks and higher fuel costs and increased utilization of rail at FedEx Freight.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:
Fuel expense increased 28% during the second quarter of 2012 and 34% for the first half of 2012 due to increases in the average price per gallon of fuel. Our fuel surcharges, which are more fully described in the “Quantitative and Qualitative Disclosures About Market Risk” section of this MD&A, have a timing lag and are designed to pass through the price of fuel not included in our base shipping rates to our customers. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges, fuel surcharges more than offset incremental fuel costs for the second quarter and first half of 2012.
Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and first half of 2012 and 2011 in the accompanying discussions of each of our transportation segments.
Income Taxes
Our effective tax rate was 36.1% for the second quarter of 2012 and 36.0% for the first half of 2012, compared with 35.3% for the second quarter of 2011 and 36.3% for the first half of 2011. For the remainder of 2012, we expect the effective tax rate to be between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Other than tax risks and related indemnifications recorded in connection with the business acquisition described below, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2011. We anticipate that certain income tax return proceedings, including an Internal Revenue Service audit of our 2007-2009 U.S. income tax returns, will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

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
Outlook
We anticipate revenue and earnings growth for the second half of 2012 to be driven by positive yield trends across our transportation segments due to our continued focus on improving the pricing for our services. However, demand for our services, particularly some of our premium services offerings, continues to be negatively impacted by the adverse effect of uncertain global economic conditions on our customers. These factors make it difficult to predict the level of demand for our services in the second half of 2012. While we remain committed to investing in critical long-term strategic projects focused on enhancing and broadening our service offerings to position us for stronger growth as global economic conditions improve, we will continue to adjust our networks to meet current demand levels. For additional details on key 2012 capital projects, refer to the “Liquidity Outlook” section of this MD&A.
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
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first half of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FEDEX EXPRESS SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the periods ended November 30:

	Three Months Ended			Percent		Six Months Ended			Percent
	2011	2010		Change		2011	2010		Change
Revenues:
Package:
U.S. overnight box	$1,623	$1,489		9		$3,263	$2,980		9
U.S. overnight envelope	421	416		1		872	848		3
U.S. deferred	731	666		10		1,462	1,327		10

Total U.S. domestic package revenue	2,775	2,571		8		5,597	5,155		9

International priority	2,171	2,009		8		4,369	3,983		10
International domestic (1)	217	165		32		424	313		35

Total package revenue	5,163	4,745		9		10,390	9,451		10
Freight:
U.S.	628	530		18		1,219	1,053		16
International priority	470	435		8		919	841		9
International airfreight	74	69		7		151	139		9

Total freight revenue	1,172	1,034		13		2,289	2,033		13
Other (2)	248	213		16		496	420		18

Total revenues	6,583	5,992		10		13,175	11,904		11
Operating expenses:
Salaries and employee benefits	2,377	2,253		6		4,790	4,511		6
Purchased transportation	448	388		15		897	757		18
Rentals and landing fees	421	427		(1)		844	830		2
Depreciation and amortization	288	265		9		570	520		10
Fuel	1,039	802		30		2,116	1,556		36
Maintenance and repairs	354	320		11		734	672		9
Intercompany charges	548	512		7		1,096	1,025		7
Other	766	761	(3)	1		1,498	1,412	(3)	6

Total operating expenses	6,241	5,728		9		12,545	11,283		11

Operating income	$342	$264		30		$630	$621		1

Operating margin	5.2%	4.4%		80	bp	4.8%	5.2%		(40	)bp

(1)	International domestic revenues include our international intra-country express operations, including our February 2011 business acquisition in India and our July 2011 business acquisition in Mexico.

(2)	Other revenues include FedEx Trade Networks and FedEx SupplyChain Systems.

(3)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	36.1%	37.6%	36.3%	37.9%
Purchased transportation	6.8	6.5	6.8	6.3
Rentals and landing fees	6.4	7.1	6.4	7.0
Depreciation and amortization	4.4	4.4	4.3	4.4
Fuel	15.8	13.4	16.1	13.1
Maintenance and repairs	5.4	5.3	5.6	5.6
Intercompany charges	8.3	8.6	8.3	8.6
Other	11.6	12.7 (1)	11.4	11.9 (1)

Total operating expenses	94.8	95.6	95.2	94.8

Operating margin	5.2%	4.4%	4.8%	5.2%

(1)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.
The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2011	2010	Change	2011	2010	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,168	1,196	(2)	1,151	1,182	(3)
U.S. overnight envelope	582	626	(7)	589	625	(6)
U.S. deferred	838	865	(3)	834	855	(2)

Total U.S. domestic ADV	2,588	2,687	(4)	2,574	2,662	(3)

International priority	569	585	(3)	556	575	(3)
International domestic(2)	529	354	49	486	339	43

Total ADV	3,686	3,626	2	3,616	3,576	1

Revenue per package (yield):
U.S. overnight box	$22.05	$19.75	12	$22.15	$19.70	12
U.S. overnight envelope	11.48	10.54	9	11.56	10.59	9
U.S. deferred	13.84	12.24	13	13.70	12.12	13
U.S. domestic composite	17.01	15.19	12	16.99	15.13	12
International priority	60.56	54.54	11	61.42	54.12	13
International domestic(2)	6.51	7.39	(12)	6.81	7.22	(6)
Composite package yield	22.23	20.77	7	22.45	20.65	9
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,630	7,459	2	7,295	7,179	2
International priority	3,451	3,320	4	3,289	3,171	4
International airfreight	1,213	1,243	(2)	1,188	1,242	(4)

Total average daily freight pounds	12,294	12,022	2	11,772	11,592	2

Revenue per pound (yield):
U.S.	$1.31	$1.13	16	$1.31	$1.15	14
International priority	2.16	2.08	4	2.18	2.07	5
International airfreight	0.97	0.88	10	0.99	0.87	14
Composite freight yield	1.51	1.36	11	1.52	1.37	11

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international intra-country express operations, including our February 2011 business acquisition in India and our July 2011 business acquisition in Mexico.

FedEx Express Segment Revenues
FedEx Express segment revenues increased 10% in the second quarter of 2012 and 11% in the first half of 2012 primarily due to an increase in U.S. domestic and IP package yields. U.S. domestic package yields increased in the second quarter and first half of 2012 primarily due to higher fuel surcharges and increased rate per pound. IP package yields increased in the second quarter of 2012 due to higher fuel surcharges, increased rate per pound, and increased weights. In the first half of 2012, IP package yields increased primarily due to higher fuel surcharges, increased rate per pound and favorable exchange rates. However, on-going weakness in global growth continued to be reflected in reduced demand for our U.S. domestic and IP package services.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
U.S. Domestic and Outbound Fuel Surcharge:
Low	14.00%	7.00%	14.00%	7.00%
High	15.50	8.50	16.50	10.00
Weighted-average	14.67	7.82	15.10	8.17

International Fuel Surcharges:
Low	14.00	7.00	14.00	7.00
High	21.00	13.50	23.00	14.00
Weighted-average	17.33	10.59	17.63	10.83
On September 22, 2011, we announced a 5.9% average list price increase effective January 2, 2012, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points. In September 2010, we announced a 5.9% average list price increase effective January 3, 2011, for FedEx U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
FedEx Express Segment Operating Income
FedEx Express segment operating income increased during the second quarter and first half of 2012 as a result of the benefit from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. However, operating margin decreased in the first half of 2012 due to lower volumes in U.S. domestic package and our higher-yielding IP package services. The year-over-year comparison of the results was favorably impacted by the inclusion in the second quarter of 2011 of a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 8 of the accompanying unaudited condensed consolidated financial statements).
Salaries and employee benefits increased 6% in both the second quarter and the first half of 2012 due to higher incentive compensation accruals and the reinstatement of full 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 15% in the second quarter of 2012 and 18% in the first half of 2012 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks, higher utilization of third-party transportation providers, primarily in Europe, and recent business acquisitions in India and Mexico. Maintenance and repair expense increased 11% in the second quarter of 2012 and 9% in the first half of 2012 due to timing of aircraft maintenance activities.
Fuel costs increased 30% in the second quarter of 2012 and 36% in the first half of 2012 due to increases in the average price per gallon of fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in both the second quarter and first half of 2012. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues:
FedEx Ground	$2,143	$1,916	12		$4,259	$3,755	13
FedEx SmartPost	196	161	22		358	283	27

Total revenues	2,339	2,077	13		4,617	4,038	14

Operating expenses:
Salaries and employee benefits	362	318	14		713	625	14
Purchased transportation	933	845	10		1,819	1,627	12
Rentals	72	67	7		138	129	7
Depreciation and amortization	94	83	13		187	165	13
Fuel	5	3	NM		7	4	NM
Maintenance and repairs	43	42	2		87	86	1
Intercompany charges	245	227	8		486	448	8
Other	187	196	(5)		375	371	1

Total operating expenses	1,941	1,781	9		3,812	3,455	10

Operating income	$398	$296	34		$805	$583	38

Operating margin	17.0%	14.3%	270	bp	17.4%	14.4%	300	bp

Average daily package volume
FedEx Ground	3,979	3,843	4		3,849	3,686	4
FedEx SmartPost	1,737	1,484	17		1,573	1,287	22

Revenue per package (yield)
FedEx Ground	$8.53	$7.89	8		$8.62	$7.94	9
FedEx SmartPost	$1.79	$1.72	4		$1.78	$1.70	5

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	15.5%	15.3%	15.4%	15.5%
Purchased transportation	39.9	40.7	39.4	40.3
Rentals	3.1	3.2	3.0	3.2
Depreciation and amortization	4.0	4.0	4.1	4.1
Fuel	0.2	0.1	0.2	0.1
Maintenance and repairs	1.8	2.0	1.9	2.1
Intercompany charges	10.5	10.9	10.5	11.1
Other	8.0	9.5	8.1	9.2

Total operating expenses	83.0	85.7	82.6	85.6

Operating margin	17.0%	14.3%	17.4%	14.4%

FedEx Ground Segment Revenues
FedEx Ground segment revenues increased 13% in the second quarter of 2012 and 14% in the first half of 2012 due to yield and volume growth at both FedEx Ground and FedEx SmartPost.
FedEx Ground yield improved during the second quarter and first half of 2012 primarily due to increased rates, higher fuel surcharges and higher extra service revenue. Average daily volume increased at FedEx Ground during the second quarter and first half of 2012 due to market share gains from continued growth in our FedEx Home Delivery service and increases in our commercial business.
FedEx SmartPost volumes grew 17% during the second quarter of 2012 and 22% in the first half of 2012 as a result of growth in e-commerce. Yields at FedEx SmartPost increased 4% during the second quarter of 2012 and 5% in the first half of 2012 primarily due to higher fuel surcharges. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the United States Postal Service (“USPS”).
The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Low	8.50%	5.50%	8.50%	5.50%
High	8.50	6.00	9.50	6.00
Weighted-average	8.50	5.66	8.90	5.74
On December 2, 2011, FedEx Ground and FedEx Home Delivery announced a 4.9% average list price increase effective January 2, 2012. The full average rate increase of 5.9% will be partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates will also increase. In December 2010, we announced a 4.9% average list price increase effective January 3, 2011 for FedEx Ground and FedEx Home Delivery services. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx Ground made additional changes to dimensional weight charges and surcharges, and FedEx SmartPost rates also increased.
FedEx Ground Segment Operating Income
FedEx Ground segment operating income and operating margin increased during the second quarter and first half of 2012 due to yield and volume growth. Purchased transportation costs increased 10% during the second quarter of 2012 and 12% in the first half of 2012 primarily as a result of higher fuel costs and volume growth. Salaries and employee benefits expense increased 14% during both the second quarter and first half of 2012 primarily due to increased staffing to support volume growth. Intercompany charges increased 8% in both the second quarter and first half of 2012 primarily due to higher allocated information technology costs.
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

As of November 30, 2011, FedEx Ground has transitioned to the ISP model in Maryland, New Hampshire, Rhode Island, Vermont, Illinois, Massachusetts, Minnesota, Montana, Tennessee, Connecticut, Iowa, Maine, Missouri and North Dakota, and plans to complete transition to the ISP model in Delaware, Mississippi and South Dakota during 2012. Based upon the success of this model, FedEx Ground may possibly transition to it in some other states in the future.
In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with contractors that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize contractors that choose to grow their businesses by adding routes. During November 2011, approximately 80% of FedEx Ground’s package volume was delivered by multiple route owner-operators or independent service providers.
FEDEX FREIGHT SEGMENT
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (loss) and operating margin (dollars in millions) and selected statistics for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues	$1,325	$1,221	9		$2,653	$2,479	7
Operating expenses:
Salaries and employee benefits	577	584	(1)		1,155	1,184	(2)
Purchased transportation	221	185	19		428	389	10
Rentals	29	31	(6)		57	65	(12)
Depreciation and amortization	44	62	(29)		88	110	(20)
Fuel	156	133	17		321	264	22
Maintenance and repairs	48	45	7		98	91	8
Impairment and other charges (1)	—	67	NM		—	67	NM
Intercompany charges	108	108	—		217	217	—
Other	102	97	5		207	199	4

Total operating expenses	1,285	1,312	(2)		2,571	2,586	(1)

Operating income (loss)	$40	$(91)	144		$82	$(107)	177

Operating margin	3.0%	(7.5)%	1,050	bp	3.1%	(4.3)%	740	bp

Average daily LTL shipments (in thousands)	86.8	89.4	(3)		85.8	90.6	(5)
Weight per LTL shipment (lbs)	1,147	1,115	3		1,152	1,125	2
LTL yield (revenue per hundredweight)	$19.79	$18.27	8		$19.54	$17.77	10

(1)	Includes severance, impairment and other charges associated with the combination of FedEx Freight and FedEx National LTL operations, which was effective January 30, 2011.

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	43.5%	47.8%	43.5%	47.8%
Purchased transportation	16.7	15.2	16.1	15.7
Rentals	2.2	2.5	2.2	2.6
Depreciation and amortization	3.3	5.1	3.3	4.4
Fuel	11.8	10.9	12.1	10.6
Maintenance and repairs	3.6	3.7	3.7	3.7
Impairment and other charges(1)	—	5.5	—	2.7
Intercompany charges	8.2	8.9	8.2	8.8
Other	7.7	7.9	7.8	8.0

Total operating expenses	97.0	107.5	96.9	104.3

Operating margin	3.0%	(7.5)%	3.1%	(4.3)%

(1)	Includes severance, impairment and other charges associated with the combination of FedEx Freight and FedEx National LTL operations, which was effective January 30, 2011.
FedEx Freight Segment Revenues
FedEx Freight segment revenues increased 9% during the second quarter of 2012 and 7% in the first half of 2012 as a result of higher LTL yield and weight per LTL shipment, partially offset by lower LTL volume. LTL yield increased 8% during the second quarter of 2012 and 10% in the first half of 2012 due to higher fuel surcharges and our ongoing yield management programs, which began during the fourth quarter of 2010.
The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Low	22.20%	15.30%	19.80%	15.10%
High	23.70	16.40	23.70	16.40
Weighted-average	22.80	15.80	22.90	15.60
In June 2011, FedEx Freight increased the fuel surcharge rate to a maximum of 3.6 percentage points above previous levels. On September 6, 2011, we implemented a general rate increase of 6.75% for LTL shipments. In November 2010, we implemented a 6.9% general rate increase for LTL shipments.
FedEx Freight Segment Operating Income (Loss)
Operating income and operating margin were both higher in the second quarter and first half of 2012 primarily due to higher LTL yield. The year-over-year comparison of the results was impacted by the actions to combine the FedEx Freight and FedEx National LTL operations which began in the second quarter of 2011 and resulted in $86 million of costs incurred during the second quarter of 2011. Ongoing improvements in efficiencies resulting from the combination have contributed to FedEx Freight’s profitability in the second quarter and first half of 2012.

Purchased transportation costs increased 19% during the second quarter and 10% in the first half of 2012 due to higher fuel costs and the increased utilization of rail. Depreciation and amortization expense decreased 29% in the second quarter and 20% in the first half of 2012 primarily due to accelerated depreciation of $14 million in 2011 associated with the combination of our LTL operations. Additionally during the first half of 2012, salaries and employee benefits decreased 2% due to volume-related decreases in labor hours and lower healthcare costs, partially offset by the reinstatement of full 401(k) company-matching contributions and higher funding of incentive compensation programs.
Fuel costs increased 17% during the second quarter of 2012 and 22% in the first half of 2012 due to a higher average price per gallon of diesel, partially offset by lower fuel consumption due to lower volume and the increased utilization of rail. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in the second quarter and first half of 2012.
FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $1.9 billion at November 30, 2011, compared to $2.3 billion at May 31, 2011. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2011	2010
Operating activities:
Net income	$961	$663
Noncash charges and credits	1,449	1,243
Changes in assets and liabilities	(242)	105

Cash provided by operating activities	2,168	2,011

Investing activities:
Capital expenditures	(2,217)	(2,059)
Business acquisition, net of cash acquired	(114)	—
Proceeds from asset dispositions and other	15	7

Cash used in investing activities	(2,316)	(2,052)

Financing activities:
Principal payments on debt	(18)	(12)
Proceeds from stock issuances	32	25
Dividends paid	(82)	(76)
Purchase of treasury stock	(197)	—
Other	5	4

Cash used in financing activities	(260)	(59)

Effect of exchange rate changes on cash	(24)	25

Net decrease in cash and cash equivalents	$(432)	$(75)

Cash flows from operating activities increased $157 million in the first half of 2012 primarily due to increased earnings. We made contributions of $226 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first half of 2012 and contributions of $158 million to our U.S. Pension Plans during the first half of 2011. See “Capital Resources” for a discussion of capital expenditures during 2012 and 2011.

During the second quarter of 2012, we repurchased 2.8 million FedEx common shares at an average price of $70 per share for a total of $197 million. As of November 30, 2011, 2.9 million shares remained under existing share repurchase authorizations.
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
The following table compares capital expenditures by asset category and reportable segment for the three- and six-month periods ended November 30 (in millions):

					Percent Change
					2011/2010
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2011	2010	2011	2010	Ended	Ended
Aircraft and related equipment	$515	$660	$1,215	$1,407	(22)	(14)
Facilities and sort equipment	163	133	257	203	23	27
Vehicles	235	92	410	195	155	110
Information and technology investments	125	124	253	196	1	29
Other equipment	69	38	82	58	82	41

Total capital expenditures	$1,107	$1,047	$2,217	$2,059	6	8

FedEx Express segment	754	760	1,626	1,604	(1)	1
FedEx Ground segment	160	119	254	191	34	33
FedEx Freight segment	91	59	120	91	54	32
FedEx Services segment	102	108	216	172	(6)	26
Other and eliminations	—	1	1	1	—	—

Total capital expenditures	$1,107	$1,047	$2,217	$2,059	6	8

Capital expenditures during the first half of 2012 were higher than the prior-year period primarily due to increased spending for replacement vehicles at FedEx Express and FedEx Ground, partially offset by lower aircraft and related equipment spending at FedEx Express. Additionally, spending increased for technology investments at FedEx Services. Aircraft and related equipment purchases at FedEx Express during the first half of 2012 included the delivery of seven Boeing 757s (“B757”) and five Boeing 777 Freighters (“B777Fs”).
On December 14, 2011, FedEx Express entered into an agreement with The Boeing Company for the purchase of 27 new Boeing 767-300 Freighter (“B767F”) aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. The B767F was selected as the best choice to begin replacing FedEx Express’s MD10 aircraft, some of which are more than 40 years old. The B767Fs will provide similar capacity as the MD10s, with improved reliability, an approximate 30% increase in fuel efficiency and a minimum of a 20% reduction in unit operating costs. During the second quarter of 2012, FedEx Express delayed the delivery of two B777F aircraft from 2013, and in conjunction with the execution of the B767F aircraft purchase agreement, is also delaying the delivery of nine B777F aircraft, five of which will be deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. FedEx Express also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

LIQUIDITY OUTLOOK
We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at November 30, 2011 includes $370 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2012, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.
Our capital expenditures are expected to be approximately $4.2 billion in 2012 and include spending for aircraft and related equipment at FedEx Express, network expansion at FedEx Ground, revenue equipment at the FedEx Freight segment and technology investments at FedEx Services. We invested $1.2 billion in aircraft and aircraft-related equipment in the first half of 2012 and expect to invest approximately $710 million for aircraft and aircraft-related equipment during the remainder of 2012. Aircraft-related capital outlays include the B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft types they are replacing. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.
A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 0.7 to 1.0. Our leverage ratio of adjusted debt to capital was 0.5 at November 30, 2011. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2011, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.
Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2012, we anticipate making contributions to our U.S. Pension Plans of approximately $300 million ($127 million of which was paid in December 2011).
Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2, commercial paper rating of P-2 and a ratings outlook of “positive.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth a summary of our contractual cash obligations as of November 30, 2011. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2011. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2012 (1)	2013	2014	2015	2016	Thereafter		Total
Operating activities:
Operating leases	$1,061	$1,785	$1,592	$1,443	$1,271	$6,724		$13,876
Non-capital purchase obligations and other	92	109	41	25	37	130		434
Interest on long-term debt	63	98	97	78	78	1,659		2,073
Quarterly contributions to our U.S. Pension Plans	291	—	—	—	—	—		291

Investing activities:
Aircraft and aircraft-related capital commitments(2)	389	983	780	555	580	3,225		6,512
Other capital purchase obligations	53	19	16	6	3	—		97

Financing activities:
Debt	—	300	250	—	—	989	`	1,539
Capital lease obligations	15	120	2	2	1	13		153

Total	$1,964	$3,414	$2,778	$2,109	$1,970	$12,740		$24,975

(1)	Cash obligations for the remainder of 2012.

(2)	Reflects the deferral during the second quarter of 2012 of the delivery of two B777F aircraft from 2013 to after 2016.
Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.
Operating Activities
The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2011.
Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($115 million) is excluded from the table.
The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

FedEx Express had $678 million in deposits and progress payments as of November 30, 2011 on aircraft purchases and other planned aircraft-related transactions.
Investing Activities
The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.
On December 14, 2011, FedEx Express entered into an agreement with The Boeing Company for the purchase of 27 new B767F aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. FedEx Express is also delaying the delivery of nine B777F aircraft, five of which will be deferred from 2014 and one per year from 2015 to 2018. (Including the two deferrals that occurred in the second quarter of 2012, this brings the total B777F deferrals to 11 aircraft.) FedEx Express also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule. These aircraft transactions are not reflected in the table above, as they occurred subsequent to the end of the second quarter of 2012.
Financing Activities
The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2012, we have principal and interest payments on capital leases of $15 million. Additionally, we have a scheduled debt payment of $300 million for principal payment on our 9.65% unsecured notes maturing in June 2012.
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
GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined by incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2011, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing.
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
As of November 30, 2011, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.
The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2012, the U.S. dollar has strengthened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2011; however, this strengthening did not have a material effect on our results.
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
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.
In February 2011, we received a demand for production of information and documents in connection with a civil investigation by the Antitrust Division of the U.S. Department of Justice into the policies and practices of FedEx and United Parcel Service, Inc. for dealing with third-party consultants who work with shipping customers to negotiate lower rates. Related antitrust litigation with one of these third-party consultants was dismissed in late May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in late June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint on December 12, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on FedEx’s repurchases of its common stock during the second quarter of 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of	Shares That May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Programs	Programs
Sept. 1-30, 2011	2,820,000	$69.99	2,820,000	2,888,000
Oct. 1-31, 2011	—	—	—	2,888,000
Nov. 1-30, 2011	—	—	—	2,888,000

Total	2,820,000	$69.99	2,820,000	—

The repurchases were made under share repurchase programs that were approved by our Board of Directors and announced in May 2002 and July 2003 and through which we were authorized to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 10 million shares of our common stock. A total of 2.888 million shares remain authorized for purchase under the 2003 share repurchase program, which is the only such program that currently exists. This program does not have an expiration date.

Item 5. Other Information
On December 14, 2011, FedEx Express entered into an agreement with The Boeing Company for the purchase of 27 new B767F aircraft. The agreement provides for delivery of three of the 27 B767F aircraft in 2014 and six B767F aircraft in each year thereafter through 2018. The agreement also provides FedEx Express with an option to purchase an additional 30 767F aircraft. Most of the purchase price for each aircraft is due upon delivery of the aircraft. A copy of the purchase agreement will be filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ending February 29, 2012.
In the second quarter of fiscal 2012, FedEx Express delayed the delivery of two B777F aircraft from 2013, and in conjunction with the execution of the B767F aircraft purchase agreement, is also delaying the delivery of nine B777F aircraft, five of which will be deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity with demand. FedEx Express also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors.

10.2
Supplemental Agreement No.19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3
Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

FEDEX CORPORATION
Date: December 16, 2011	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors.

10.2
Supplemental Agreement No.19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3
Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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