Form 10-Q
period 2012-02-29
FEDEX CORP
filed 2012-03-23
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at March 21, 2012 315,367,909

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 29, 2012 and May 31, 2011	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 29, 2012 and February 28, 2011	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 29, 2012 and February 28, 2011	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	22

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	23

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46

ITEM 4. Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	47

ITEM 1A. Risk Factors	47

ITEM 6. Exhibits	47

Signature	49

Exhibit Index	E-1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	September 30,	September 30,
	February 29,
	2012	May 31,
	(Unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,040	$2,328
Receivables, less allowances of $180 and $182	4,635	4,581
Spare parts, supplies and fuel, less allowances of $181 and $169	447	437
Deferred income taxes	617	610
Prepaid expenses and other	459	329

Total current assets	8,198	8,285

PROPERTY AND EQUIPMENT, AT COST	35,933	33,686
Less accumulated depreciation and amortization	19,090	18,143

Net property and equipment	16,843	15,543

OTHER LONG-TERM ASSETS
Goodwill	2,419	2,326
Other assets	1,292	1,231

Total other long-term assets	3,711	3,557

	$28,752	$27,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	September 30,	September 30,
	February 29,
	2012	May 31,
	(Unaudited)	2011
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$419	$18
Accrued salaries and employee benefits	1,444	1,268
Accounts payable	1,687	1,702
Accrued expenses	1,602	1,894

Total current liabilities	5,152	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,251	1,667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,030	1,336
Pension, postretirement healthcare and other benefit obligations	1,654	2,124
Self-insurance accruals	960	977
Deferred lease obligations	750	779
Deferred gains, principally related to aircraft transactions	244	246
Other liabilities	142	154

Total other long-term liabilities	5,780	5,616

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of February 29, 2012 and May 31, 2011	32	32
Additional paid-in capital	2,574	2,484
Retained earnings	16,584	15,266
Accumulated other comprehensive loss	(2,483)	(2,550)
Treasury stock, at cost	(138)	(12)

Total common stockholders’ investment	16,569	15,220

	$28,752	$27,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
REVENUES	$10,564	$9,663	$31,672	$28,752

OPERATING EXPENSES:
Salaries and employee benefits	4,021	3,828	12,007	11,410
Purchased transportation	1,619	1,446	4,713	4,163
Rentals and landing fees	628	621	1,871	1,850
Depreciation and amortization	543	493	1,570	1,474
Fuel	1,233	1,049	3,677	2,874
Maintenance and repairs	456	480	1,518	1,470
Impairment and other charges	—	21	—	88
Other	1,251	1,332	3,986	3,933

	9,751	9,270	29,342	27,262

OPERATING INCOME	813	393	2,330	1,490

OTHER INCOME (EXPENSE):
Interest, net	(12)	(24)	(30)	(65)
Other, net	(9)	(9)	(7)	(25)

	(21)	(33)	(37)	(90)

INCOME BEFORE INCOME TAXES	792	360	2,293	1,400

PROVISION FOR INCOME TAXES	271	129	811	506

NET INCOME	$521	$231	$1,482	$894

EARNINGS PER COMMON SHARE:
Basic	$1.66	$0.73	$4.69	$2.84

Diluted	$1.65	$0.73	$4.67	$2.82

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.52	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	September 30,	September 30,
	Nine Months Ended
	February 29,	February 28,
	2012	2011
Operating Activities:
Net income	$1,482	$894
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,570	1,474
Provision for uncollectible accounts	123	108
Stock-based compensation	83	78
Deferred income taxes and other noncash items	694	476
Changes in assets and liabilities:
Receivables	(87)	(284)
Other assets	(153)	(212)
Accounts payable and other liabilities	(660)	(60)
Other, net	(35)	(17)

Cash provided by operating activities	3,017	2,457

Investing Activities:
Capital expenditures	(2,946)	(2,703)
Business acquisitions, net of cash acquired	(114)	(96)
Proceeds from asset dispositions and other	20	15

Cash used in investing activities	(3,040)	(2,784)

Financing Activities:
Principal payments on debt	(28)	(262)
Proceeds from stock issuances	83	64
Excess tax benefit on the exercise of stock options	7	11
Dividends paid	(123)	(113)
Purchase of treasury stock	(197)	—

Cash used in financing activities	(258)	(300)

Effect of exchange rate changes on cash	(7)	34

Net decrease in cash and cash equivalents	(288)	(593)
Cash and cash equivalents at beginning of period	2,328	1,952

Cash and cash equivalents at end of period	$2,040	$1,359

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2012, the results of our operations for the three- and nine-month periods ended February 29, 2012 and February 28, 2011 and cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011. Operating results for the three- and nine-month periods ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. During the fourth quarter of 2011 the pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract becomes amendable in March 2013 as the pilot’s union determined, during the third quarter of 2012, not to exercise its option to shorten the contract. In addition to our pilots at FedEx Express, certain of FedEx’s non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $22 million for the three-month period ended February 29, 2012 and $83 million for the nine-month period ended February 29, 2012. Our stock-based compensation expense was $21 million for the three-month period ended February 28, 2011 and $78 million for the nine-month period ended February 28, 2011. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the nine months of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

TREASURY SHARES. During the second quarter of 2012, we repurchased 2.8 million FedEx common shares at an average price of $70 per share for a total of $197 million. As of February 29, 2012, 2.9 million shares remained under existing share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On February 17, 2012, our Board of Directors declared a dividend of $0.13 per share of common stock. The dividend will be paid on April 2, 2012 to stockholders of record as of the close of business on March 12, 2012. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Comprehensive Income

The following tables provide a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 29, 2012 and February 28, 2011 (in millions):

	September 30,	September 30,
	Three Months Ended
	2012	2011
Net income	$521	$231
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $17 in 2012 and $4 in 2011	65	34
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $19 in 2012 and $16 in 2011	33	26

Comprehensive income	$619	$291

	September 30,	September 30,
	Nine Months Ended
	2012	2011
Net income	$1,482	$894
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $5 in 2012 and $21 in 2011	(27)	106
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $55 in 2012 and $46 in 2011	94	78

Comprehensive income	$1,549	$1,078

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 50% at February 29, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 29, 2012, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $1.5 billion compared with an estimated fair value of $1.9 billion at February 29, 2012 and May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 29, 2012 and February 28, 2011 was as follows (in millions, except per share amounts):

	Septemr 30,	Septemr 30,	Septemr 30,	Septemr 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Basic earnings per common share:
Net earnings allocable to common shares(1)	$521	$231	$1,479	$892
Weighted-average common shares	314	315	315	314

Basic earnings per common share	$1.66	$0.73	$4.69	$2.84

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$521	$231	$1,479	$892

Weighted-average common shares	314	315	315	314
Dilutive effect of share-based awards	2	2	2	2

Weighted-average diluted shares	316	317	317	316
Diluted earnings per common share	$1.65	$0.73	$4.67	$2.82

Anti-dilutive options excluded from diluted earnings per common share	12.7	7.3	13.4	10.0

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 29, 2012 and February 28, 2011 were as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
U.S. domestic and international pension plans	$133	$136	$397	$411
U.S. domestic and international defined contribution plans	82	68	249	173
Postretirement healthcare plans	17	15	52	45

	$232	$219	$698	$629

The three- and nine-month periods ended February 29, 2012 reflect the full restoration on January 1, 2011 of company-matching contributions for our 401(k) plans.

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 29, 2012 and February 28, 2011 included the following components (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Pension Plans
Service cost	$148	$130	$445	$390
Interest cost	245	224	733	673
Expected return on plan assets	(311)	(266)	(929)	(796)
Recognized actuarial losses and other	51	48	148	144

	$133	$136	$397	$411

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Postretirement Healthcare Plans
Service cost	$8	$8	$26	$23
Interest cost	9	8	27	25
Recognized actuarial gains and other	—	(1)	(1)	(3)

	$17	$15	$52	$45

Contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the nine-month periods ended February 29, 2012 and February 28, 2011 were as follows (in millions):

	September 30,	September 30,
	2012	2011
Required	$484	$259
Voluntary	226	121

	$710	$380

Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in expense line items outside of intercompany charges. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 29, 2012 and February 28, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Revenues
FedEx Express segment	$6,543	$6,049	$19,718	$17,953
FedEx Ground segment	2,480	2,184	7,097	6,222
FedEx Freight segment	1,234	1,123	3,887	3,602
FedEx Services segment	401	397	1,239	1,246
Other and eliminations	(94)	(90)	(269)	(271)

	$10,564	$9,663	$31,672	$28,752

Operating Income (Loss)
FedEx Express segment	$349	$178	$979	$799
FedEx Ground segment	465	325	1,270	908
FedEx Freight segment	(1)	(110)	81	(217)

	$813	$393	$2,330	$1,490

(7) Commitments

As of February 29, 2012, our purchase commitments under various contracts for the remainder of 2012 and annually thereafter were as follows (in millions):

	September 30,	September 30,	September 30,
	Aircraft and Aircraft Related	Other(1)	Total
2012 (remainder)	$279	$80	$359
2013	743	169	912
2014	540	119	659
2015	734	74	808
2016	749	77	826
Thereafter	6,415	182	6,597

(1)	Primarily vehicles, facilities, advertising and promotions contracts, and for the remainder of 2012, a total of $12 million of required quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase 13 Boeing 777 Freighters (“B777F”) is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

In December 2011, FedEx Express entered into an agreement to acquire 27 new Boeing 767-300 Freighter (“B767F”) aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. In conjunction with the execution of the B767F aircraft purchase agreement, FedEx Express also delayed the delivery of nine B777F aircraft, five of which were deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. FedEx Express also removed the RLA condition from two of the 15 B777F aircraft (bringing the number of purchase obligations subject to the condition to 13) and exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

We had $734 million in deposits and progress payments as of February 29, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 29, 2012, with the year of expected delivery:

	September 30,	September 30,	September 30,	September 30,
	B777F	B767F	B757	Total
2012 (remainder)	2	—	5	7
2013	4	—	8	12
2014	2	3	—	5
2015	2	6	—	8
2016	2	6	—	8
Thereafter	18	12	—	30

Total	30	27	13	70

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 29, 2012 is as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases
2012 (remainder)	$3	$84	$346	$430
2013	120	486	1,341	1,827
2014	2	462	1,183	1,645
2015	2	448	1,049	1,497
2016	2	453	871	1,324
Thereafter	13	1,541	5,515	7,056

Total	142	$3,474	$10,305	$13,779

Less amount representing interest	11

Present value of net minimum lease payments	$131

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

In September 2009, in Taylor v. FedEx Freight, a California state court granted class certification, certifying a class of all current and former drivers employed by FedEx Freight in California who performed linehaul services since June 2003. The plaintiffs alleged, among other things, that they were forced to work “off the clock” and were not provided with required rest or meal breaks. We entered into a tentative settlement agreement with the plaintiffs in June 2011 for an immaterial amount. The order of preliminary approval of settlement was entered by the court in September 2011. Class notices were mailed in October 2011. The court granted final approval of the settlement in January 2012.

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 30 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of the following states: Alabama, Arizona, Georgia, Indiana, Kansas (the court previously dismissed without prejudice the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiffs’ failure to exhaust administrative remedies), Louisiana, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, West Virginia and Wisconsin. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case first in January 2012.

The court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Specifically, in the five cases in Arkansas, California, Florida, and Oregon (two certified cases), the court’s ruling granted summary judgment in FedEx Ground’s favor on all of the certified claims but did not decide the uncertified claims. In the three cases filed in Kentucky, Nevada and New Hampshire, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim. In January 2011, we asked the court to issue final judgments in these eight cases, and the court denied our motion. In July 2011, we filed a petition to the Seventh Circuit asking the appeals court to require these cases to be returned to the multidistrict litigation court for issuance of a final judgment so that all appeals of the December 2010 summary judgment rulings would be heard by the Seventh Circuit, and in November 2011, the Seventh Circuit denied our petition.

In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs appealed the verdict. In December 2010, the Washington Court of Appeals reversed and remanded for further proceedings, including a new trial. We filed a motion to reconsider, and this motion was denied. In March 2011, we filed a discretionary appeal with the Washington Supreme Court, and in August 2011, that petition was granted. The Washington Supreme Court heard oral arguments in February 2012.

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

With respect to the state administrative proceedings relating to the classification of FedEx Ground’s owner-operators as independent contractors, during the second quarter of 2011, the attorneys general in New York and Kentucky each filed lawsuits against FedEx Ground challenging the validity of the contractor model. In January 2012, FedEx Ground settled the lawsuit filed by the Kentucky Attorney General for an immaterial amount.

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

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against FedEx Express and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against FedEx Express. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. The time for filing further appeal has passed. We have reversed the $66 million accrual established in the second quarter of 2011.

California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court has ruled that FedEx Express is liable to the State of California, and there will be a ruling as to whether FedEx Express is liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. Prior to any decision on the amount of liability, we reached an agreement to settle this matter for an immaterial amount in October 2011, subject to approval by the court. The court preliminarily approved the proposed settlement in January 2012. Class notices were mailed in March 2012.

Other. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 29, 2012 and February 28, 2011 was as follows (in millions):

	September 30,	September 30,
	2012	2011
Cash payments for:
Interest (net of capitalized interest)	$73	$106

Income taxes	$342	$417
Income tax refunds received	(46)	(16)

Cash tax payments, net	$296	$401

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

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 29, 2012

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,033	$423	$707	$(123)	$2,040
Receivables, less allowances	97	3,638	919	(19)	4,635
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	143	713	50	—	906
Deferred income taxes	—	599	18	—	617

Total current assets	1,273	5,373	1,694	(142)	8,198

PROPERTY AND EQUIPMENT, AT COST	26	34,117	1,790	—	35,933
Less accumulated depreciation and amortization	19	17,965	1,106	—	19,090

Net property and equipment	7	16,152	684	—	16,843

INTERCOMPANY RECEIVABLE	—	—	1,350	(1,350)	—
GOODWILL	—	1,564	855	—	2,419
INVESTMENT IN SUBSIDIARIES	16,857	2,938	—	(19,795)	—
OTHER ASSETS	1,496	1,162	104	(1,470)	1,292

	$19,633	$27,189	$4,687	$(22,757)	$28,752

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$419	$—	$—	$419
Accrued salaries and employee benefits	73	1,232	139	—	1,444
Accounts payable	40	1,318	471	(142)	1,687
Accrued expenses	154	1,330	118	—	1,602

Total current liabilities	267	4,299	728	(142)	5,152

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	251	—	—	1,251
INTERCOMPANY PAYABLE	1,126	224	—	(1,350)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,485	15	(1,470)	2,030
Other liabilities	671	2,922	157	—	3,750

Total other long-term liabilities	671	6,407	172	(1,470)	5,780

STOCKHOLDERS’ INVESTMENT	16,569	16,008	3,787	(19,795)	16,569

	$19,633	$27,189	$4,687	$(22,757)	$28,752

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,589	$279	$546	$(86)	$2,328
Receivables, less allowances	—	3,696	912	(27)	4,581
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	77	645	44	—	766
Deferred income taxes	—	598	12	—	610

Total current assets	1,666	5,218	1,514	(113)	8,285

PROPERTY AND EQUIPMENT, AT COST	24	31,916	1,746	—	33,686
Less accumulated depreciation and amortization	18	17,071	1,054	—	18,143

Net property and equipment	6	14,845	692	—	15,543

INTERCOMPANY RECEIVABLE	—	—	1,317	(1,317)	—
GOODWILL	—	1,564	762	—	2,326
INVESTMENT IN SUBSIDIARIES	15,404	2,705	—	(18,109)	—
OTHER ASSETS	1,652	1,039	63	(1,523)	1,231

	$18,728	$25,371	$4,348	$(21,062)	$27,385

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$18	$—	$—	$18
Accrued salaries and employee benefits	50	1,071	147	—	1,268
Accounts payable	—	1,385	430	(113)	1,702
Accrued expenses	198	1,563	133	—	1,894

Total current liabilities	248	4,037	710	(113)	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	667	—	—	1,667
INTERCOMPANY PAYABLE	1,095	222	—	(1,317)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,842	17	(1,523)	1,336
Other liabilities	1,165	3,001	114	—	4,280

Total other long-term liabilities	1,165	5,843	131	(1,523)	5,616

STOCKHOLDERS’ INVESTMENT	15,220	14,602	3,507	(18,109)	15,220

	$18,728	$25,371	$4,348	$(21,062)	$27,385

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(UNAUDITED)

Three Months Ended February 29, 2012

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,031	$1,607	$(74)	$10,564

OPERATING EXPENSES:
Salaries and employee benefits	28	3,528	465	—	4,021
Purchased transportation	—	1,169	481	(31)	1,619
Rentals and landing fees	1	560	68	(1)	628
Depreciation and amortization	—	504	39	—	543
Fuel	—	1,213	20	—	1,233
Maintenance and repairs	1	432	23	—	456
Intercompany charges, net	(51)	(66)	117	—	—
Other	21	1,018	254	(42)	1,251

	—	8,358	1,467	(74)	9,751

OPERATING INCOME	—	673	140	—	813

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	521	101	—	(622)	—
Interest, net	(19)	6	1	—	(12)
Intercompany charges, net	20	(25)	5	—	—
Other, net	(1)	(4)	(4)	—	(9)

INCOME BEFORE INCOME TAXES	521	751	142	(622)	792

Provision for income taxes	—	219	52	—	271

NET INCOME	$521	$532	$90	$(622)	$521

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(UNAUDITED)

Three Months Ended February 28, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$8,188	$1,555	$(80)	$9,663

OPERATING EXPENSES:
Salaries and employee benefits	23	3,319	486	—	3,828
Purchased transportation	—	1,051	423	(28)	1,446
Rentals and landing fees	1	558	63	(1)	621
Depreciation and amortization	1	448	44	—	493
Fuel	—	1,012	37	—	1,049
Maintenance and repairs	1	452	27	—	480
Impairment and other charges	—	10	11	—	21
Intercompany charges, net	(48)	(117)	165	—	—
Other	22	1,095	266	(51)	1,332

	—	7,828	1,522	(80)	9,270

OPERATING INCOME	—	360	33	—	393

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	231	12	—	(243)	—
Interest, net	(23)	—	(1)	—	(24)
Intercompany charges, net	27	(34)	7	—	—
Other, net	(4)	(4)	(1)	—	(9)

INCOME BEFORE INCOME TAXES	231	334	38	(243)	360

Provision for income taxes	—	105	24	—	129

NET INCOME	$231	$229	$14	$(243)	$231

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(UNAUDITED)

Nine Months Ended February 29, 2012

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$27,039	$4,851	$(218)	$31,672

OPERATING EXPENSES:
Salaries and employee benefits	89	10,565	1,353	—	12,007
Purchased transportation	—	3,371	1,427	(85)	4,713
Rentals and landing fees	3	1,672	200	(4)	1,871
Depreciation and amortization	1	1,455	114	—	1,570
Fuel	—	3,618	59	—	3,677
Maintenance and repairs	1	1,446	71	—	1,518
Intercompany charges, net	(162)	(291)	453	—	—
Other	68	3,299	748	(129)	3,986

	—	25,135	4,425	(218)	29,342

OPERATING INCOME	—	1,904	426	—	2,330

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,482	252	—	(1,734)	—
Interest, net	(58)	25	3	—	(30)
Intercompany charges, net	62	(80)	18	—	—
Other, net	(4)	(7)	4	—	(7)

INCOME BEFORE INCOME TAXES	1,482	2,094	451	(1,734)	2,293

Provision for income taxes	—	636	175	—	811

NET INCOME	$1,482	$1,458	$276	$(1,734)	$1,482

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(UNAUDITED)

Nine Months Ended February 28, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$24,083	$4,919	$(250)	$28,752

OPERATING EXPENSES:
Salaries and employee benefits	87	9,784	1,539	—	11,410
Purchased transportation	—	2,941	1,302	(80)	4,163
Rentals and landing fees	3	1,659	191	(3)	1,850
Depreciation and amortization	1	1,323	150	—	1,474
Fuel	—	2,744	130	—	2,874
Maintenance and repairs	1	1,375	94	—	1,470
Impairment and other charges	—	27	61	—	88
Intercompany charges, net	(177)	(289)	466	—	—
Other	85	3,218	797	(167)	3,933

	—	22,782	4,730	(250)	27,262

OPERATING INCOME	—	1,301	189	—	1,490

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	894	61	—	(955)	—
Interest, net	(70)	9	(4)	—	(65)
Intercompany charges, net	82	(103)	21	—	—
Other, net	(12)	(11)	(2)	—	(25)

INCOME BEFORE INCOME TAXES	894	1,257	204	(955)	1,400

Provision for income taxes	—	439	67	—	506

NET INCOME	$894	$818	$137	$(955)	$894

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 29, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(61)	$2,664	$451	$(37)	$3,017

INVESTING ACTIVITIES
Capital expenditures	(2)	(2,856)	(88)	—	(2,946)
Business acquisition, net of cash acquired	—	—	(114)	—	(114)
Proceeds from asset dispositions and other	—	20	—	—	20

CASH USED IN INVESTING ACTIVITIES	(2)	(2,836)	(202)	—	(3,040)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(263)	320	(57)	—	—
Intercompany dividends	—	46	(46)	—	—
Principal payments on debt	—	(28)	—	—	(28)
Proceeds from stock issuances	83	—	—	—	83
Excess tax benefit on the exercise of stock options	7	—	—	—	7
Dividends paid	(123)	—	—	—	(123)
Purchase of treasury stock	(197)	—	—	—	(197)
Other, net	—	(16)	16	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(493)	322	(87)	—	(258)

Effect of exchange rate changes on cash	—	(6)	(1)	—	(7)

Net (decrease) increase in cash and cash equivalents	(556)	144	161	(37)	(288)
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,033	$423	$707	$(123)	$2,040

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(152)	$2,758	$(142)	$(7)	$2,457

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,581)	(121)	—	(2,703)
Business acquisition, net of cash acquired	—	(96)	—	—	(96)
Proceeds from asset dispositions and other	—	15	—	—	15

CASH USED IN INVESTING ACTIVITIES	(1)	(2,662)	(121)	—	(2,784)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(237)	(239)	476	—	—
Payment on loan between subsidiaries	—	147	(147)	—	—
Intercompany dividends	—	19	(19)	—	—
Principal payments on debt	(250)	(12)	—	—	(262)
Proceeds from stock issuances	64	—	—	—	64
Excess tax benefit on the exercise of stock options	11	—	—	—	11
Dividends paid	(113)	—	—	—	(113)
Other, net	—	(1)	1	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(525)	(86)	311	—	(300)

Effect of exchange rate changes on cash	—	11	23	—	34

Net (decrease) increase in cash and cash equivalents	(678)	21	71	(7)	(593)
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$632	$279	$514	$(66)	$1,359

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 29, 2012, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 2012 and February 28, 2011 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011. These financial statements are the responsibility of the Company’s management.

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

March 23, 2012

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues	$10,564	$9,663	9		$31,672	$28,752	10
Operating income	813	393	107		2,330	1,490	56
Operating margin	7.7%	4.1%	360	bp	7.4%	5.2%	220	bp
Net income	$521	$231	126		$1,482	$894	66
Diluted earnings per share	$1.65	$0.73	126		$4.67	$2.82	66

The following table shows changes in revenues and operating income by reportable segment for the periods ended February 29, 2012 compared to February 28, 2011 (dollars in millions):

	Change in Revenues		Percent Change in Revenue		Change in Operating Income (Loss)		Percent Change in Operating Income (Loss)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$494	$1,765	8	10	$171	$180	96	23
FedEx Ground segment	296	875	14	14	140	362	43	40
FedEx Freight segment	111	285	10	8	109	298	99	137
FedEx Services segment	4	(7)	1	(1)	—	—	—	—
Other and eliminations	(4)	2	NM	NM	—	—	—	—

	$901	$2,920	9	10	$420	$840	107	56

Overview

Strong earnings growth at the FedEx Ground segment and ongoing yield management programs at all of our transportation segments resulted in improved results in the third quarter and nine months of 2012, despite continued slow economic growth. Our year-over-year comparisons for the third quarter and nine months of 2012 were impacted by certain one-time items, which are described below.

Our third quarter of 2012 results include the reversal of a $66 million reserve associated with the ATA Airlines lawsuit at FedEx Express. This reserve was initially recorded in the second quarter of 2011 when a loss was deemed probable as a result of an adverse decision in the lawsuit. We reversed this reserve during the third quarter of 2012 when FedEx Express won the appeal of this case and the court overturned the prior ruling. In addition, the third quarter and nine months of 2011 include one-time costs associated with the combination of our FedEx Freight and FedEx National LTL operations of $43 million in the third quarter of 2011 and $130 million in the nine months of 2011. Collectively, these items favorably impacted our year-over-year results by an estimated $0.18 per diluted share in the third quarter of 2012 and $0.45 per diluted share in the nine months of 2012, after considering the effect of variable incentive compensation accruals.

During the third quarter and nine months of 2012 our results benefited from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. Our year-over-year results for the third quarter and nine months of 2012 also benefited from milder winter weather, as our third quarter 2011 results were negatively impacted by unusually severe winter weather.

At our FedEx Ground segment, revenues and operating income increased in the third quarter and nine months of 2012 due to increased yields and strong demand for FedEx Home Delivery and FedEx SmartPost services. In addition to the benefits from the fuel surcharge timing lag, milder winter weather and the reversal of the ATA Airlines matter (described above), FedEx Express revenues and operating income benefited from higher U.S. domestic package and International Priority (“IP”) package yields in the third quarter and nine months of 2012. Slow global economic growth driven by constrained consumer demand resulted in package volume declines in U.S. domestic and IP services during the third quarter and nine months of 2012 at FedEx Express, while international domestic volumes increased due to acquisitions in India and Mexico. Despite a slight operating loss during the third quarter of 2012, the operating results at our FedEx Freight segment improved significantly for the third quarter and nine months of 2012 due to higher fuel surcharges, base yield growth and improved operational efficiencies.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

(1)	Includes international domestic operations of acquisitions in India (February 2011) and Mexico (July 2011).
(2)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

(1)	Includes international domestic operations of acquisitions in India (February 2011) and Mexico (July 2011).
(2)	Package statistics do not include the operations of FedEx SmartPost.

Revenue

Revenues increased 9% in the third quarter and 10% in the nine months of 2012 due to yield increases across all of our transportation segments. Revenues at FedEx Express increased 8% during the third quarter and 10% in the nine months of 2012 primarily due to an increase in yield, partially offset by decreases in U.S. domestic and IP volumes. At the FedEx Ground segment, revenues increased 14% in both the third quarter and nine months of 2012 due to yield and volume growth at both FedEx Ground and FedEx SmartPost. Revenues at FedEx Freight increased 10% during the third quarter of 2012 and 8% in the nine months of 2012 due to higher fuel surcharges and yield management actions, despite a decrease in volume for the nine months of 2012.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 29, 2012 and February 28, 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	$4,021	$3,828	$12,007	$11,410
Purchased transportation	1,619	1,446	4,713	4,163
Rentals and landing fees	628	621	1,871	1,850
Depreciation and amortization	543	493	1,570	1,474
Fuel	1,233	1,049	3,677	2,874
Maintenance and repairs	456	480	1,518	1,470
Impairment and other charges(1)	—	21	—	88
Other(2)	1,251	1,332	3,986	3,933

Total operating expenses	$9,751	$9,270	$29,342	$27,262

(1)	Represents charges associated with the combination of FedEx Freight and FedEx National LTL operations, effective January 30, 2011.
(2)

The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit. The reserve was initially recorded in the second quarter of 2011 (See Note 8 of the accompanying unaudited condensed consolidated financial statements).

	September 30,	September 30,	September 30,	September 30,
	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	38.1%	39.6%	37.9%	39.7%
Purchased transportation	15.3	15.0	14.9	14.5
Rentals and landing fees	6.0	6.4	5.9	6.4
Depreciation and amortization	5.1	5.1	4.9	5.1
Fuel	11.7	10.8	11.6	10.0
Maintenance and repairs	4.3	5.0	4.8	5.1
Impairment and other charges(1)	—	0.2	—	0.3
Other(2)	11.8	13.8	12.6	13.7

Total operating expenses	92.3	95.9	92.6	94.8

Operating margin	7.7%	4.1%	7.4%	5.2%

(1)	Represents charges associated with the combination of FedEx Freight and FedEx National LTL operations, effective January 30, 2011.
(2)

The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit. The reserve was initially recorded in the second quarter of 2011 (see Note 8 of the accompanying unaudited condensed consolidated financial statements).

Operating income and operating margin increased in both the third quarter and nine months of 2012 as a result of increased yields due to higher fuel surcharges and our yield management programs. In addition, our year-over-year comparisons were favorably impacted in the third quarter and nine months of 2012 by the one-time items described in the “Overview” section above. Our third quarter of 2012 results also benefited from milder winter weather, as our third quarter 2011 results were negatively impacted by unusually severe winter weather.

Salaries and employee benefits increased 5% in both the third quarter and the nine months of 2012 primarily due to higher incentive compensation and the full reinstatement of 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 12% in the third quarter and 13% in the nine months of 2012 due to higher fuel costs and volume growth at FedEx Ground, costs associated with the expansion of our freight forwarding business at FedEx Trade Networks and higher utilization of third-party transportation providers in international locations primarily due to business acquisitions at FedEx Express.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 18% during the third quarter of 2012 and 28% for the nine months of 2012 due to increases in the average price per gallon of fuel. Our fuel surcharges, which are more fully described in the “Quantitative and Qualitative Disclosures About Market Risk” section of this MD&A, have a timing lag and are designed to pass through the price of fuel not included in our base shipping rates to our customers. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to changes in fuel surcharges, fuel surcharges more than offset incremental fuel costs for the third quarter and nine months of 2012.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2012 and 2011 in the accompanying discussions of each of our transportation segments.

Income Taxes

Our effective tax rate was 34.1% for the third quarter of 2012 and 35.4% for the nine months of 2012, compared with 35.7% for the third quarter of 2011 and 36.1% for the nine months of 2011. Our tax rates for both periods in 2012 were favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns noted below. For the remainder of 2012, we expect our effective tax rate to be between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of February 29, 2012, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2011. The IRS completed its audit of our 2007 through 2009 consolidated U.S. income tax returns, and the result of the audit did not have a material effect on our consolidated financial statements.

We file income tax returns in the U.S. and various U.S. states and foreign jurisdictions. It is reasonably possible that certain other U.S. federal, U.S. state and foreign jurisdiction income tax return proceedings could be completed during the next 12 months and result in a change in our balance of unrecognized tax benefits. An estimate of the range of the change cannot be made at this time; however, the expected impact of any changes would not be material to our consolidated financial statements.

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

Outlook

We expect strong yields across all our transportation segments to support revenue and earnings growth in the fourth quarter of 2012. Our expectations for the fourth quarter of 2012 are based on current global economic conditions and a stable fuel price environment.

We are evaluating actions to adjust our FedEx Express U.S. domestic network capacity and improve efficiency. However, we remain committed to investing in critical long-term strategic projects focused on improving our cost structure and enhancing and broadening our service offerings to position us for stronger growth as global economic conditions improve. For additional details on key 2012 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

NEW ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the nine months of 2012 that is relevant to the readers of our financial statements.

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

FEDEX SERVICES SEGMENT

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in expense line items outside of intercompany charges. The FedEx Services segment includes: FedEx Services, which provides sales, marketing and information technology support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

FEDEX EXPRESS SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the periods ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues:
Package:
U.S. overnight box	$1,619	$1,514	7		$4,882	$4,494	9
U.S. overnight envelope	426	425	—		1,298	1,273	2
U.S. deferred	792	743	7		2,254	2,070	9

Total U.S. domestic package revenue	2,837	2,682	6		8,434	7,837	8

International priority (1)	2,079	1,974	5		6,448	5,957	8
International domestic (2)	210	158	33		634	471	35

Total package revenue	5,126	4,814	6		15,516	14,265	9
Freight:
U.S.	647	565	15		1,866	1,618	15
International priority(3)	443	412	8		1,362	1,253	9
International airfreight	77	68	13		228	207	10

Total freight revenue	1,167	1,045	12		3,456	3,078	12
Other (4)	250	190	32		746	610	22

Total revenues	6,543	6,049	8		19,718	17,953	10
Operating expenses:
Salaries and employee benefits	2,410	2,321	4		7,200	6,832	5
Purchased transportation	449	386	16		1,346	1,143	18
Rentals and landing fees	425	424	—		1,269	1,254	1
Depreciation and amortization	299	267	12		869	787	10
Fuel	1,078	898	20		3,194	2,454	30
Maintenance and repairs	303	330	(8)		1,037	1,002	3
Intercompany charges	547	498	10		1,643	1,523	8
Other(5)	683	747	(9)		2,181	2,159	1

Total operating expenses	6,194	5,871	6		18,739	17,154	9

Operating income	$349	$178	96		$979	$799	23

Operating margin	5.3%	2.9%	240	bp	5.0%	4.5%	50	bp

(1)	International priority package revenues include our international overnight package, international overnight letter and international economy services.
(2)	International domestic revenues include our international intra-country express operations, including acquisitions in India (February 2011) and Mexico (July 2011).
(3)	International priority freight revenues include our international priority freight and international economy freight services.
(4)	Other revenues include FedEx Trade Networks and FedEx SupplyChain Systems.
(5)

The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit. The reserve was initially recorded in the second quarter of 2011 (see Note 8 of the accompanying unaudited condensed consolidated financial statements).

	September 30,	September 30,	September 30,	September 30,
	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	36.8%	38.4%	36.5%	38.0%
Purchased transportation	6.9	6.4	6.8	6.3
Rentals and landing fees	6.5	7.0	6.4	7.0
Depreciation and amortization	4.6	4.4	4.4	4.4
Fuel	16.5	14.8	16.2	13.7
Maintenance and repairs	4.6	5.5	5.3	5.6
Intercompany charges	8.4	8.2	8.3	8.5
Other(1)	10.4	12.4	11.1	12.0

Total operating expenses	94.7	97.1	95.0	95.5

Operating margin	5.3%	2.9%	5.0%	4.5%

(1)

The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit. The reserve was initially recorded in the second quarter of 2011 (see Note 8 of the accompanying unaudited condensed consolidated financial statements).

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2012	2011		2012	2011
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,171	1,218	(4)	1,158	1,194	(3)
U.S. overnight envelope	581	631	(8)	586	627	(7)
U.S. deferred	923	952	(3)	863	887	(3)

Total U.S. domestic ADV	2,675	2,801	(4)	2,607	2,708	(4)

International priority(2)	552	558	(1)	555	569	(2)
International domestic(3)	508	337	51	493	338	46

Total ADV	3,735	3,696	1	3,655	3,615	1

Revenue per package (yield):
U.S. overnight box	$21.93	$20.05	9	$22.08	$19.81	11
U.S. overnight envelope	11.65	10.87	7	11.59	10.68	9
U.S. deferred	13.62	12.60	8	13.67	12.29	11
U.S. domestic composite	16.83	15.45	9	16.94	15.23	11
International priority(2)	59.78	57.07	5	60.88	55.06	11
International domestic(3)	6.57	7.54	(13)	6.73	7.33	(8)
Composite package yield	21.79	21.01	4	22.23	20.77	7
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,104	8,000	1	7,561	7,447	2
International priority(4)	3,257	3,131	4	3,279	3,158	4
International airfreight	1,169	1,262	(7)	1,182	1,248	(5)

Total average daily freight pounds	12,530	12,393	1	12,022	11,853	1

Revenue per pound (yield):
U.S.	$1.27	$1.14	11	$1.29	$1.14	13
International priority(4)	2.16	2.12	2	2.18	2.09	4
International airfreight	1.04	0.88	18	1.01	0.88	15
Composite freight yield	1.48	1.36	9	1.51	1.37	10

(1)	Package and freight statistics include only the operations of FedEx Express.
(2)	International priority package statistics include our international overnight package, international overnight letter and international economy services.
(3)	International domestic statistics include our international intra-country express operations, including acquisitions in India (February 2011) and Mexico (July 2011).
(4)	International priority freight statistics include our international priority freight and international economy freight services.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 8% in the third quarter and 10% in the nine months of 2012 primarily due to an increase in U.S. domestic and IP package yields, partially offset by decreases in U.S. domestic and IP volumes. Ongoing weakness in global growth continued to be reflected in reduced demand for our U.S. domestic and IP package services in the third quarter and nine months of 2012. U.S. domestic package yields increased in the third quarter primarily due to increased rate per pound and higher fuel surcharges. IP package yields increased in the third quarter due to higher fuel surcharges and increased package weights. In the nine months of 2012, U.S. domestic package yields increased primarily due to higher fuel surcharges and increased rate per pound. IP package yields increased in the nine months of 2012 primarily due to higher fuel surcharges, increased rate per pound and increased package weights.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 29, 2012 and February 28, 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
U.S. Domestic and Outbound Fuel Surcharge:
Low	11.50%	9.00%	11.50%	7.00%
High	14.00	10.00	16.50	10.00
Weighted-average	12.91	9.70	14.36	8.68

International Fuel Surcharges:
Low	13.50	9.00	13.50	7.00
High	19.00	15.00	23.00	15.00
Weighted-average	16.45	12.04	17.23	11.22

On January 2, 2012, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points. On January 3, 2011, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express operating results for the third quarter and nine months of 2012 benefited from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. The FedEx Express segment’s third quarter of 2012 results also benefited from a milder winter, as third quarter of 2011 results were negatively impacted by unusually severe winter weather. Third quarter of 2012 results include the reversal of a legal reserve of $66 million associated with the ATA Airlines lawsuit (see the “Overview” section above and Note 8 of the accompanying unaudited condensed consolidated financial statements). This reserve was initially recorded in the second quarter of 2011. Additionally, operating income and operating margin increased during the third quarter and nine months of 2012 due to U.S. domestic and IP package yield improvement, partially offset by decreases in U.S. domestic and IP volumes. One additional operating day at FedEx Express also contributed to earnings growth for the third quarter and nine months of 2012.

Salaries and employee benefits increased 4% in the third quarter of 2012 and 5% in the nine months of 2012 due to higher incentive compensation accruals and the full reinstatement of 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 16% in the third quarter and 18% in the nine months of 2012 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks, recent business acquisitions in India and Mexico and higher utilization of third-party transportation providers, primarily in Europe. Intercompany charges increased 10% in the third quarter of 2012 and 8% in the nine months of 2012 due to higher allocated variable incentive compensation expenses.

Fuel costs increased 20% in the third quarter of 2012 and 30% in the nine months of 2012 due to increases in the average price per gallon of fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in both the third quarter and nine months of 2012. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues:
FedEx Ground	$2,259	$2,001	13		$6,518	$5,756	13
FedEx SmartPost	221	183	21		579	466	24

Total revenues	2,480	2,184	14		7,097	6,222	14

Operating expenses:
Salaries and employee benefits	369	329	12		1,082	954	13
Purchased transportation	995	911	9		2,814	2,538	11
Rentals	74	68	9		212	197	8
Depreciation and amortization	102	84	21		289	249	16
Fuel	4	5	NM		11	9	NM
Maintenance and repairs	43	40	8		130	126	3
Intercompany charges	246	221	11		732	669	9
Other	182	201	(9)		557	572	(3)

Total operating expenses	2,015	1,859	8		5,827	5,314	10

Operating income	$465	$325	43		$1,270	$908	40

Operating margin	18.8%	14.9%	390	bp	17.9%	14.6%	330	bp

Average daily package volume
FedEx Ground	4,072	3,882	5		3,922	3,751	5
FedEx SmartPost	1,960	1,736	13		1,701	1,433	19

Revenue per package (yield)
FedEx Ground	$8.79	$8.16	8		$8.68	$8.01	8
FedEx SmartPost	$1.79	$1.70	5		$1.78	$1.70	5

	September 30,	September 30,	September 30,	September 30,
	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended

	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	14.9%	15.1%	15.2%	15.3%
Purchased transportation	40.1	41.7	39.7	40.8
Rentals	3.0	3.1	3.0	3.2
Depreciation and amortization	4.1	3.9	4.1	4.0
Fuel	0.2	0.2	0.2	0.1
Maintenance and repairs	1.7	1.8	1.8	2.0
Intercompany charges	9.9	10.1	10.3	10.8
Other	7.3	9.2	7.8	9.2

Total operating expenses	81.2	85.1	82.1	85.4

Operating margin	18.8%	14.9%	17.9%	14.6%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 14% in both the third quarter and nine months of 2012 due to yield and volume growth at both FedEx Ground and FedEx SmartPost.

FedEx Ground yield improved during the third quarter and nine months of 2012 primarily due to increased rates, higher fuel surcharges and higher extra service revenue. Average daily volume increased 5% at FedEx Ground during both the third quarter and nine months of 2012 due to market share gains from continued growth in our FedEx Home Delivery service and increases in our commercial business.

FedEx SmartPost volumes grew 13% during the third quarter of 2012 and 19% in the nine months of 2012 as a result of growth in e-commerce. Yields at FedEx SmartPost increased 5% during both the third quarter and nine months of 2012 primarily due to higher fuel surcharges. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the United States Postal Service (“USPS”).

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 29, 2012 and February 28, 2011:

	September 30,xxxx	September 30,xxxx	September 30,xxxx	September 30,xxxx
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Low	7.50%	5.50%	7.50%	5.50%
High	8.50	6.00	9.50	6.00
Weighted-average	8.04	5.85	8.61	5.78

On January 2, 2012 FedEx Ground and FedEx Home Delivery implemented a 4.9% average list price increase. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates also increased. On January 3, 2011 FedEx Ground and FedEx Home Delivery implemented a 4.9% average list price increase. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx Ground made additional changes to dimensional weight charges and surcharges, and FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 43% in the third quarter and 40% in the nine months of 2012 primarily due to increased revenue per package and volume growth. During the year, FedEx Ground continued to shorten transit times by accelerating various lanes throughout the U.S. and Canada, which has led to consistently high on-time service.

Purchased transportation costs increased 9% during the third quarter of 2012 and 11% in the nine months of 2012 primarily as a result of higher fuel costs and volume growth. Salaries and employee benefits expense increased 12% in the third quarter and 13% in the nine months of 2012 primarily due to increased staffing to support volume growth and higher incentive compensation accruals. Intercompany charges increased 11% in the third quarter and 9% in the nine months of 2012 primarily due to higher allocated information technology costs. Depreciation expense increased 21% in the third quarter and 16% in the nine months of 2012 due to technology and transportation equipment upgrades and an initiative to replace lighting fixtures throughout the network in order to reduce energy costs.

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

To date, FedEx Ground has transitioned to the ISP model in 17 states. Based upon the success of this model, FedEx Ground may possibly transition to it in some other states in the future.

In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with contractors that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize contractors that choose to grow their businesses by adding routes. During February 2012, approximately 80% of FedEx Ground’s package volume was delivered by multiple route owner-operators or independent service providers.

FEDEX FREIGHT SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (loss) and operating margin (dollars in millions) and selected statistics for the periods ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues	$1,234	$1,123	10		$3,887	$3,602	8
Operating expenses:
Salaries and employee benefits	566	562	1		1,721	1,746	(1)
Purchased transportation	201	178	13		629	567	11
Rentals	29	29	—		86	94	(9)
Depreciation and amortization	47	48	(2)		135	158	(15)
Fuel	149	145	3		470	409	15
Maintenance and repairs	45	44	2		143	135	6
Impairment and other charges (1)	—	21	NM		—	88	NM
Intercompany charges	107	106	1		324	323	—
Other	91	100	(9)		298	299	—

Total operating expenses	1,235	1,233	—		3,806	3,819	—

Operating income (loss)	$(1)	$(110)	99		$81	$(217)	137

Operating margin	(0.1)%	(9.8)%	970	bp	2.1%	(6.0)%	810	bp

Average daily LTL shipments (in thousands)	79.8	78.3	2		83.8	86.6	(3)
Weight per LTL shipment (lbs)	1,157	1,151	1		1,154	1,133	2
LTL yield (revenue per hundredweight)	$19.70	$18.66	6		$19.59	$18.04	9

(1)	Includes severance, impairment and other charges associated with the combination of FedEx Freight and FedEx National LTL operations, which was effective January 30, 2011.

	September 30,	September 30,	September 30,	September 30,
	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	45.9%	50.0%	44.3%	48.5%
Purchased transportation	16.3	15.9	16.2	15.7
Rentals	2.3	2.6	2.2	2.6
Depreciation and amortization	3.8	4.3	3.5	4.4
Fuel	12.1	12.9	12.1	11.4
Maintenance and repairs	3.6	3.9	3.7	3.7
Impairment and other charges(1)	—	1.9	—	2.4
Intercompany charges	8.7	9.4	8.3	9.0
Other	7.4	8.9	7.6	8.3

Total operating expenses	100.1	109.8	97.9	106.0

Operating margin	(0.1)%	(9.8)%	2.1%	(6.0)%

(1)	Includes severance, impairment and other charges associated with the combination of FedEx Freight and FedEx National LTL operations, which was effective January 30, 2011.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 10% during the third quarter of 2012 and 8% in the nine months of 2012 as a result of higher LTL yield and weight per LTL shipment. Average daily LTL shipments increased 2% during the third quarter of 2012 reflecting sequential improvement during the quarter and favorable comparisons caused by severe winter weather in the prior year. However, LTL volumes decreased in the nine months of 2012 as a result of our ongoing yield management actions. LTL yield increased 6% during the third quarter of 2012 and 9% in the nine months of 2012 due to higher fuel surcharges and base yield improvement.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 29, 2012 and February 28, 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Low	22.50%	16.30%	19.80%	15.10%
High	23.90	17.90	23.90	17.90
Weighted-average	23.00	17.10	22.90	16.00

FedEx Freight Segment Operating Income (Loss)

The FedEx Freight segment operating results for the third quarter and nine months of 2012 improved significantly as a result of higher fuel surcharges, yield growth and ongoing improvements in operational efficiencies. FedEx Freight segment 2011 results include costs associated with the combination of our FedEx Freight and FedEx National LTL operations and resulted in costs incurred of $43 million during the third quarter of 2011 and $130 million during the nine months of 2011. The FedEx Freight segment’s third quarter of 2012 results benefited from a milder winter, while third quarter 2011 results were negatively impacted by unusually severe winter weather. One additional operating day at FedEx Freight also contributed to earnings growth for the third quarter and nine months of 2012.

Purchased transportation costs increased 13% during the third quarter and 11% in the nine months of 2012 due to higher fuel costs and the increased utilization of rail. Depreciation and amortization expense decreased 15% in the nine months of 2012 primarily due to accelerated depreciation in 2011 associated with the combination of our LTL operations. Fuel costs increased 3% during the third quarter of 2012 and 15% in the nine months of 2012 due to a higher average price per gallon of diesel, partially offset by the increased utilization of rail. Additionally, the decrease in fuel consumption due to lower volume partially offset the fuel expense increase for the nine months of 2012. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in the third quarter and nine months of 2012.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.0 billion at February 29, 2012, compared to $2.3 billion at May 31, 2011. The following table provides a summary of our cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011 (in millions):

	September 30,	September 30,
	2012	2011
Operating activities:
Net income	$1,482	$894
Noncash charges and credits	2,470	2,136
Changes in assets and liabilities	(935)	(573)

Cash provided by operating activities	3,017	2,457

Investing activities:
Capital expenditures	(2,946)	(2,703)
Business acquisitions, net of cash acquired	(114)	(96)
Proceeds from asset dispositions and other	20	15

Cash used in investing activities	(3,040)	(2,784)

Financing activities:
Principal payments on debt	(28)	(262)
Proceeds from stock issuances	83	64
Dividends paid	(123)	(113)
Purchase of treasury stock	(197)	—
Other	7	11

Cash used in financing activities	(258)	(300)

Effect of exchange rate changes on cash	(7)	34

Net decrease in cash and cash equivalents	$(288)	$(593)

Cash flows from operating activities increased $560 million in the nine months of 2012 primarily due to increased earnings partially offset by increases in pension contributions. We made contributions of $484 million in the third quarter of 2012 and $710 million in the nine months of 2012 to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). We made contributions of $380 million to our U.S. Pension Plans during the nine months of 2011. See “Capital Resources” for a discussion of capital expenditures during 2012 and 2011.

During the second quarter of 2012, we repurchased 2.8 million FedEx common shares at an average price of $70 per share for a total of $197 million. As of February 29, 2012, 2.9 million shares remained under existing share repurchase authorizations.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 29, 2012 and February 28, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Percent Change 2012/2011
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2012	2011	2012	2011	Ended	Ended
Aircraft and related equipment	$240	$352	$1,455	$1,758	(32)	(17)
Facilities and sort equipment	141	117	398	321	21	24
Vehicles	166	42	575	238	295	142
Information and technology investments	110	91	363	286	21	27
Other equipment	72	41	155	100	76	55

Total capital expenditures	$729	$643	$2,946	$2,703	13	9

FedEx Express segment	394	440	2,021	2,045	(10)	(1)
FedEx Ground segment	110	74	363	265	49	37
FedEx Freight segment	136	40	255	131	240	95
FedEx Services segment	89	89	305	261	—	17
Other and eliminations	—	—	2	1	—	NM

Total capital expenditures	$729	$643	$2,946	$2,703	13	9

Capital expenditures during the nine months of 2012 were higher than the prior-year period primarily due to increased spending for replacement vehicles at FedEx Express, FedEx Freight and FedEx Ground, partially offset by lower aircraft and related equipment spending at FedEx Express. Additionally, spending increased for technology investments at FedEx Services and network expansion at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during the nine months of 2012 included the delivery of 11 Boeing 757s (“B757”) and five Boeing 777 Freighters (“B777Fs”).

In December 2011, FedEx Express entered into an agreement to acquire 27 new Boeing 767-300 Freighter (“B767F”) aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. The B767F was selected as the best choice to begin replacing FedEx Express’s MD10 aircraft, some of which are more than 40 years old. The B767Fs will provide similar capacity as the MD10s, with improved reliability, an approximate 30% increase in fuel efficiency and a minimum of a 20% reduction in unit operating costs. During the second quarter of 2012, FedEx Express delayed the delivery of two B777F aircraft from 2013, and in conjunction with the execution of the B767F aircraft purchase agreement, also delayed the delivery of nine B777F aircraft, five of which were deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. FedEx Express also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at February 29, 2012 includes $430 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2012, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.2 billion in 2012 and include spending for aircraft and related equipment at FedEx Express, technology investments at FedEx Services, network expansion at FedEx Ground and revenue equipment at the FedEx Freight segment. We invested $1.5 billion in aircraft and aircraft-related equipment in the nine months of 2012 and expect to invest approximately $475 million for aircraft and aircraft-related equipment during the remainder of 2012. Aircraft-related capital outlays include the B777Fs and the B757s, which are substantially more fuel-efficient per unit than the aircraft types they are replacing. These aircraft-related capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 50% at February 29, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 29, 2012, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Our U.S. Pension Plans have ample funds to meet expected benefit payments. As noted above, we made tax-deductible contributions of $484 million in the third quarter of 2012 and $710 million in the nine months of 2012 to our U.S. Pension Plans.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “stable.” During the third quarter of 2012, Moody’s Investors Service raised our senior unsecured debt credit rating to Baa1 from Baa2 and affirmed a commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 29, 2012. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at February 29, 2012. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2012 (1)	2013	2014	2015	2016	Thereafter	Total

Operating activities:
Operating leases	$430	$1,827	$1,645	$1,497	$1,324	$7,056	$13,779
Non-capital purchase obligations and other	49	147	103	68	73	182	622
Interest on long-term debt	12	98	97	78	78	1,659	2,022
Quarterly contributions to our U.S. Pension Plans	12	—	—	—	—	—	12

Investing activities:
Aircraft and aircraft-related capital commitments	279	743	540	734	749	6,415	9,460
Other capital purchase obligations	20	22	16	6	4	—	68

Financing activities:
Debt	—	300	250	—	—	989	1,539
Capital lease obligations	3	120	2	2	2	13	142

Total	$805	$3,257	$2,653	$2,385	$2,230	$16,314	$27,644

(1)	Cash obligations for the remainder of 2012.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 29, 2012.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($81 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

FedEx Express had $734 million in deposits and progress payments as of February 29, 2012 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined by incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, expected capital expenditures and discount rates. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 29, 2012, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing.

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or pilot safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation, hours of service regulations or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

•

changes in foreign currency exchange rates, especially in the euro, Japanese yen, Chinese yuan, Canadian dollar, Swiss Franc and British pound, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract is scheduled to become amendable in March 2013);

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 29, 2012, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the euro, Japanese yen, Chinese yuan, Canadian dollar, Swiss Franc and British pound. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first nine months of 2012, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2011; however, this strengthening did not have a material effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 29, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby Airport Authority and Federal Express Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: March 23, 2012	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby Airport Authority and Federal Express Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1