Form 10-K
period 2012-05-31
FEDEX CORP
filed 2012-07-16
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended May 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2011, was approximately $24.4 billion. The Registrant has no non-voting stock.

As of July 13, 2012, 316,599,754 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2012 annual meeting of stockholders to be held on September 24, 2012 are incorporated by reference in response to Part III of this Report.

Exhibit 10.63
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24
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

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to every business address in the United States and Canada, as well as residential delivery to nearly 100% of U.S. residences through its FedEx Home Delivery service. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service (“USPS”) for final delivery to any residential address or PO Box in the United States.

•

FedEx Freight: FedEx Freight, Inc. (“FedEx Freight”) is a leading North American provider of less-than-truckload (“LTL”) freight services, offering: FedEx Freight Priority, when speed is critical to meet supply chain needs; and FedEx Freight Economy, when time can be traded for cost savings. The FedEx Freight segment also offers freight delivery service throughout Canada and Mexico and includes FedEx Custom Critical, Inc., a leading North American provider of time-specific, critical shipment services.

•

FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides our other companies with sales, marketing, information technology, communications and back-office support. The FedEx Services segment also includes FedEx TechConnect, Inc., which is responsible for customer service, billings and collections for our U.S. customers and offers technical support services, and FedEx Office and Print Services, Inc. (“FedEx Office”), which provides an array of document and business services and retail access to FedEx Express and FedEx Ground shipping services.

For financial information concerning our reportable business segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.

Our Web site is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our Web site. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our Web site, as soon as reasonably practicable after they are filed with or furnished to the SEC. These and other SEC filings are available through the Investor Relations page of our Web site, http://investors.fedex.com. The information on our Web site, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Strategy

FedEx was incorporated in Delaware on October 2, 1997 to serve as the parent holding company and provide strategic direction to the FedEx portfolio of companies. We intend to continue leveraging and extending the FedEx brand and providing our customers with convenient, seamless access to our entire portfolio of integrated services.

We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipping, pick-up, shipment tracking, customer service and invoicing information, as well as FedEx Office services. Similarly, by making one call to FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the service best meeting their needs. Through this one point of contact, customers can select from a broad range of freight services, based on their pickup and delivery requirements, time sensitivity and the characteristics of the products being shipped. Also, we recently integrated our LTL and parcel sales teams to enhance the effectiveness of our sales efforts and provide additional simplicity for our customers.

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

While we have increased our emphasis on competing collectively and managing collaboratively, we continue to believe that operating independent networks, each focused on its own respective markets, results in optimal service quality, reliability and profitability from each business unit. Each FedEx company focuses exclusively on the market sectors in which it has the most expertise and can be independently enhanced and managed to provide outstanding service to our customers. Each company’s operations, cost structure and culture are designed to serve the unique customer demands of a particular market segment and as a result, we are able to adapt our networks in response to changing needs.

Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility and uncertainty have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy. For example, in May 2012, we made a decision to retire from service 24 aircraft and related engines. The decision to retire these aircraft will better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes. FedEx Express is also shortening the depreciable lives of an additional 54 aircraft and related engines. This will accelerate the retirement of these aircraft to align with the delivery schedule for replacement Boeing 767-300 Freighter (“B767F”) and Boeing 757-200 aircraft.

In order to continue the modernization of our aircraft fleet, we have agreed to purchase a total of 46 new B767F aircraft, with the first three arriving in fiscal 2014 and continued deliveries through 2019. The B767Fs were selected as the best choice to begin replacing our MD10s, some of which are more than 40 years old, and our Airbus A310-300s with aircraft of similar capacity and without the relatively high fuel and maintenance costs, as we continue to improve the efficiency and technology of our aircraft fleet. During 2012, we delayed the delivery of 11 Boeing 777 Freighter (“B777F”) aircraft to better align air network capacity to demand. We have also converted four B777F aircraft deliveries – two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017 – to equivalent purchase value for the B767Fs referenced above.

At the same time, we continue to expand network capacity at our growing and highly successful FedEx Ground segment. Strategic management of the FedEx Ground business resulted in higher yields and volumes boosted by e-commerce, FedEx SmartPost and residential delivery solutions in 2012.

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

•

Supply Chain Acceleration: As global trade has grown, it has also become more fast-paced, and companies of all sizes now depend on the delivery of just-in-time inventory to help them compete. We have taken advantage of the move toward faster, more efficient supply chains by helping customers obtain more visibility into their supply chains and near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

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

These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward stronger long-term growth, productivity and profitability. To this end, we are investing in long-term strategic projects focused on expanding our global networks to accommodate future volume growth and increase customer convenience, such as investments in B777F and B767F aircraft. We also continue to broaden and more effectively bundle our portfolio of services in response to the needs and desires of our customers. For example, since the beginning of 2012, we:

•	Continued to reduce transit times and provide a better pickup experience within FedEx Ground’s growing and highly profitable network.

•	Made strategic acquisitions in Mexico, Poland, France and Brazil, which will give us more robust domestic transportation and added capabilities in these important global markets.

•

Continued to execute our aggressive plan to expand the global freight forwarding presence of FedEx Trade Networks — by opening additional facilities (over 130 freight forwarding offices are now open), including in Johannesburg, South Africa, Bologna, Italy, and Istanbul, Ankara and Izmir, Turkey, and establishing new alliances throughout the world.

•

Introduced an innovative end-to-end service for the shipping of temperature-sensitive healthcare products, such as pharmaceuticals, around the world, including implementing procedures to maintain temperatures on board the B777F aircraft within a desired range during flights.

•	Expanded the availability of our sensor-based SenseAware service, which provides customers with near real-time tracking and increased visibility and monitoring of their shipments.

•

Continued to utilize FedEx Freight’s expertise in technology and operational excellence under the unified LTL network to provide a powerful value proposition to customers. Moreover, the recent integration of our LTL and parcel sales teams has enhanced the effectiveness of our sales efforts.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2012, FedEx ranked 6th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 11th consecutive year we have been ranked in the top 20 on the list. Additionally, in a recent survey of U.S. consumers conducted by the Reputation Institute and the Boston College Center for Corporate Citizenship, FedEx placed 7th on the Corporate Social Responsibility Index (CSRI) 50 — a list of the most socially responsible companies in the U.S.

FedEx is well recognized as a leader, not only in the transportation industry and technological innovation, but also in global citizenship. We understand that a sustainable global business is tied to our global citizenship, and we are committed to connecting the world responsibly and resourcefully. Our latest published update to our global citizenship report is available at http://csr.fedex.com. These reports describe how we think about our responsibilities in the area of global citizenship and include important goals and metrics that demonstrate our commitment to fulfilling these responsibilities.

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2012, FedEx Express was named as one of the top five global companies to work for by The Great Place to Work® Institute in its inaugural ranking of the World’s Best Multinational Workplaces. In order to even be considered for this honor, a company must appear on at least five national Great Place to Work lists and have at least 5,000 employees worldwide. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 300,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

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

The Environment

In furtherance of our commitment to protecting the environment, we recently updated one of our long-term goals to reduce aircraft emissions to reflect the significant progress we have made over the last several years. Our goal is to now reduce aircraft emissions by 30 percent by 2020 on an emissions per available-ton-mile basis. We continue with our goal to increase FedEx Express vehicle fuel efficiency by 20 percent by 2020. We will also continue to expand on-site renewable energy generation and continue the procurement of renewable energy for our facilities. To meet our future operational needs, as discussed above, we are adding more fuel-efficient aircraft to our fleet. The use of newer and more fuel-efficient aircraft is reducing our greenhouse gas emissions and airport noise and increasing our jet fuel efficiency. Our hybrid electric delivery fleet has logged more than 12 million miles of revenue service. Our solar power generation systems represent another step we are taking toward progressive environmental stewardship and resource sustainability. Several FedEx facilities, including our FedEx Express facility in Las Vegas, Nevada, our FedEx Express World Headquarters in Memphis and our enterprise data center in Colorado Springs, Colorado, have received certification by Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings. FedEx Express has made LEED certification the standard for newly built U.S. facilities.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling, pollution prevention and the use of copy paper with recycled content, among other environmentally-responsible available choices. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com. In April 2012, we launched our FedEx Carbon-Neutral Envelope shipping program to all FedEx envelope shipping options, making FedEx Express the first global express transportation company to offer carbon-neutral envelope shipping at no extra charge to the customer. Through this program, FedEx Express will make an investment in global projects that displace or sequester greenhouse gas emissions from the atmosphere, neutralizing the impacts of the carbon emissions emitted during the shipment of all FedEx envelopes around the world.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. During the past few years, we added a number of highly qualified, independent directors to the Board, including R. Brad Martin, the former CEO of Saks Incorporated, and Joshua Cooper Ramo, Vice Chairman of Kissinger Associates, Inc. The Board has taken significant steps to enhance its accountability to stockholders in recent years. For example, in 2012, stockholders approved our proposal to amend FedEx’s certificate of incorporation in order to allow holders of 20 percent or more of FedEx’s common stock the right to call special meetings of stockholders. Additionally, the Board recently adopted a lead independent director corporate governance structure.

Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, in light of best practices and makes whatever changes are necessary to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available in the Corporate Governance section of the Investor Relations page of our Web site at http://investors.fedex.com. We will post in the corporate governance section of the Investor Relations page of our Web site information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required.

Business Segments

The following describes in more detail the operations of each of our reportable segments:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express offers time-definite delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 149,000 employees and has approximately 58,400 drop-off locations (including FedEx Office centers), 660 aircraft and approximately 52,400 vehicles and trailers in its integrated global network.

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

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe and Latin America. We recently made strategic moves in Europe and Latin America. Since the beginning of 2012, we acquired:

•	the Mexican domestic express package delivery company Servicios Nacionales Mupa, S.A. de C.V. (Multipack);

•	the Polish domestic express package delivery company Opek Sp. z o.o.;

•	the French express transportation company TATEX; and

•	the Brazilian transportation and logistics company Rapidão Cometa Logística e Transportes S.A.

These acquisitions will give us more robust domestic transportation networks and added capabilities in these important global markets, continue our strategic European and Latin American growth plans and are expected to provide important contributions to our long-term growth, productivity and profitability. Additionally, in 2012, we opened 38 new stations across Europe pursuant to our organic growth strategy.

We began serving mainland China in 1984, have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Additionally, in May 2012, we announced our decision to establish a new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which will serve as a consolidation point for shipments from northern Asia to the United States, and will continue to operate as an international gateway for customers in western Japan. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

Under an agreement with the USPS that runs through September 2013, FedEx Express provides domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. The USPS has informed us that it intends to solicit proposals for the provision of these services upon the expiration of the current agreement. FedEx Express also has approximately 5,000 drop boxes at USPS locations in approximately 340 metropolitan areas, under an agreement that expired in June 2012. We are preparing for removal of those drop boxes in accordance with the terms of the agreement. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (GXG) under a separate agreement. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Pricing

FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the customer charged the shipment to a FedEx account. FedEx Express offers its customers discounts generally based on actual or potential average daily revenue produced.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2012 was based on the average spot price for jet fuel published for April 2012. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2012 — 14%; 2011 — 10%; and 2010 — 6%. These percentages include certain fuel surcharge reductions that are associated with our annual base rate increases.

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

FedEx Office offers retail access to FedEx Express shipping services at all of its U.S. retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside some U.S. Post Offices.

Fuel Supplies and Costs

During 2012, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2012	$3,867	9.1%
2011	3,178	8.1
2010	2,342	6.7
2009	2,932	8.3
2008	3,396	8.9

Most of FedEx Express’s vehicle fuel needs are satisfied by retail purchases with various discounts.

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

Competitors within the United States include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional express delivery concerns, air freight forwarders and the USPS. FedEx Express’s principal international competitors are DHL, UPS, TNT, other foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2012, FedEx Express employed approximately 101,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 15% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 31% of all employees.

The pilots of FedEx Express, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement. This agreement becomes amendable in March 2013.

Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees. Certain of FedEx Express’s non-U.S. employees are unionized. FedEx Express believes its employee relations are excellent.

FedEx Trade Networks

FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. During 2012, FedEx Trade Networks continued to execute an aggressive plan to expand its global freight forwarding presence — by opening additional facilities (over 130 freight forwarding offices are now open), including in Johannesburg, South Africa, Bologna, Italy, and Istanbul, Ankara and Izmir, Turkey, and establishing new alliances throughout the world. FedEx Trade Networks provides customs clearance services for FedEx Express at its major U.S. hub facilities. Value-added services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for approximately 180 customs areas worldwide. FedEx Trade Networks has approximately 4,200 employees and 138 offices in 117 service locations throughout North America and in Asia, Europe, the Middle East and Latin America. FedEx Trade Networks maintains a network of air and ocean freight-forwarding service providers and strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx SupplyChain Systems

FedEx SupplyChain is an integrated logistics provider offering a range of supply chain solutions that leverage FedEx information technology and transportation networks around the world. The company offers services that include critical inventory logistics, transportation management and temperature-controlled transportation through a network of owned and managed resources — all tightly integrated via advanced information technology systems. FedEx SupplyChain recently rolled out new and expanded visibility and control features, as well as new stocking locations to support worldwide FedEx Critical Inventory Logistics customers with high-value, critical orders.

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

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. For example, during the most recent two-year period, FedEx Ground has reduced the transit times of 7% of its lanes. FedEx Ground’s ongoing network expansion program is substantially increasing the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology, the expansion of existing hubs, and the expansion or relocation of other existing facilities.

The company offers our FedEx Home Delivery service, which reaches nearly 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account.

FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2012 was based on the average diesel fuel price published for April 2012. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 525 facilities, including 33 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with 30,770 owner-operated vehicles and approximately 35,000 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

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

FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. retail locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.

As of May 31, 2012, FedEx Ground had approximately 50,500 employees. In addition, FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. David F. Rebholz is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS and the USPS.

Evolution of Independent Contractor Model

Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions support the company’s classification, and the company believes its relationship with its contractors is generally excellent. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 17 of the accompanying consolidated financial statements.

FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example, FedEx Ground has implemented or is implementing its Independent Service Provider (“ISP”) model in a number of states. The ISP model requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract. To date, FedEx Ground has transitioned to the ISP model in 17 states. Based upon the success of this model, FedEx Ground may transition to it in other states as well.

In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with contractors that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize contractors who choose to grow their businesses by adding routes. During May 2012, approximately 85% of FedEx Ground’s package volume was delivered by multiple route owner-operators or independent service providers.

FedEx SmartPost

FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the USPS for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a USPS facility for final delivery by a postal carrier. Through its network of 25 distribution hubs and approximately 6,600 employees, FedEx SmartPost provides delivery to all residential addresses in the U.S., including PO Boxes and military destinations. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

FedEx Freight Segment

FedEx Freight

FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity and reliability to meet the needs of LTL shippers – FedEx Freight Priority, when speed is critical to meet supply chain needs, and FedEx Freight Economy, when time can be traded for cost savings. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority offers a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight Canada offers FedEx Freight Priority throughout Canada and between Canada and the U.S. To extend choice and simplicity to Canada, FedEx Freight Economy offers an economical option for LTL customers shipping from Canada to the U.S. In addition, FedEx Freight serves Mexico, Puerto Rico and the U.S. Virgin Islands via alliances and purchased transportation.

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with reduced transit times or after-hours pickup or delivery. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping solution for FedEx Freight, FedEx Express and FedEx Ground. FedEx Freight offers a fully integrated Web site and other electronic tools, including a bill of lading generator and e-mail delivery notification, which make freight shipping easier and bring customers closer to their own account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Additionally, FedEx Freight A.M. offers freight delivery by 10:30 a.m. to select points in the U.S. and Canada, backed by a money-back guarantee. FedEx Freight has an indexed fuel surcharge, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.

As of May 31, 2012, FedEx Freight was operating approximately 58,000 vehicles and trailers from a network of 366 service centers, and the FedEx Freight segment had approximately 33,900 employees. William J. Logue is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), Con-way Freight (a subsidiary of Con-way Inc.), UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight System, Inc.

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its services are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. In addition, its subsidiary FedEx Truckload Brokerage provides freight brokerage solutions within the United States and into and out of Canada and Mexico. Service is available 24 hours a day, 365 days a year. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the company’s Shipping Toolkit, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,450 vehicles, operated by independent contractors and their drivers, which are dispatched out of approximately 150 geographically-based staging areas.

FedEx Services Segment

FedEx Services

FedEx Services provides our other companies with sales, marketing, information technology, communications, customer service and certain other back-office support. Through FedEx Services and its subsidiary FedEx TechConnect, we provide a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2012, the FedEx Services segment had approximately 34,400 employees (including approximately 16,500 at FedEx Office).

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

The fedex.com Web site was launched over fifteen years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. The advanced tracking capability within My FedEx provides customers with a consolidated view of inbound and outbound shipments. FedEx Desktop provides customers the benefit of working offline and having real-time shipment updates sent directly to their computer desktop.

FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® mobile digital devices. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location data for FedEx shipments and utilize FedEx Office Print & Go, a smartphone solution that allows customers to send documents directly for printing on digital copy machines at FedEx Office locations across the United States. FedEx also uses wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers. The FedEx Mobile website has expanded to 206 countries and 25 languages.

We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes, and FedEx Freight was recently integrated into this platform.

Marketing

The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•	The National Football League (NFL), as its “Official Delivery Service Sponsor”

•	FedExField, home of the NFL’s Washington Redskins

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players, which we recently extended through 2017

•	The FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital

•	FedExForum, home of the NBA’s Memphis Grizzlies

•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament

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

FedEx Office

FedEx Office’s network of digitally-connected locations offers access to copying and digital printing through retail and Web-based platforms, signs and graphics, professional finishing, computer rentals, and the full range of FedEx day-definite ground shipping and time-definite global express shipping services. FedEx Office’s network of locations provides convenient access points to FedEx Express and FedEx Ground services for higher margin retail customers.

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

Almost all FedEx Office locations provide local pick-up and delivery service – an offering whereby a FedEx courier picks up a customer’s job at the customer’s location and then returns the finished product to the customer – with options and service areas varying by location. Additionally, through FedEx Cloud Printing with Google Docs™, introduced this year, customers can upload files from their Google Docs account and then select from a variety of printing options, and can chose to pick up their completed order at FedEx Office locations nationwide or have the order delivered right to their door.

As of May 31, 2012, FedEx Office operated approximately 1,840 locations, including 55 locations in five foreign countries, as well as 20 commercial production centers. FedEx Office is headquartered in Dallas, Texas.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx SupplyChain Systems, FedEx TechConnect, FedEx Trade Networks, FedEx SmartPost and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation, or the respective companies, for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including FedEx Express, were exempt from these new pilot fatigue requirements, and instead required to continue complying with previously enacted flight and duty time rules. In May 2012, however, the FAA indicated that it would reconsider the exclusion of cargo pilots from these new pilot fatigue requirements. Thus, it is reasonably possible that these rules or other future flight safety requirements could impose material costs on us.

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

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA continues to require FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. It is reasonably possible that these rules or other future security requirements could impose material costs on us.

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

Our operations outside of the United States, such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

We are subject to federal, state and local environmental laws and regulations relating to, among other things, the shipment of dangerous goods, contingency planning for spills of petroleum products, the disposal of waste oil and the disposal of toners and other products used in FedEx Office’s copy machines. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.

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

Aircraft and Vehicles

As of May 31, 2012, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft) (1)

Boeing B777F	19	0	19		178,000
Boeing MD11	38	26	64		164,200
Boeing MD10-30	12	5	17		114,200
Boeing MD10-10	52	0	52		108,700
Airbus A300-600	35	36	71		85,600
Airbus A310-200/300	35	0	35		61,900
Boeing B757-200	73	0	73	(2)	45,800
Boeing B727-200	41	0	41		38,200
ATR 72-202/212	21	0	21		14,660
ATR 42-300/320	26	0	26		10,880
Cessna 208B	241	0	241		2,500

Total	593	67	660

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	Includes 18 aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

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

In addition, FedEx Express leases smaller aircraft to operators, and these operators use the aircraft to move FedEx packages to and from airports served by FedEx Express’s larger jet aircraft. The lease agreements generally call for the lessee to provide the flight crews, maintenance, fuel and other supplies required to operate the aircraft, and FedEx Express reimburses the lessee for these items. The lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2012, FedEx Express operated approximately 52,400 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2012, with the year of expected delivery:

	B757	B767F	B777F(1)	Total

2013	10	—	4	14
2014	—	3	2	5
2015	—	6	2	8
2016	—	6	2	8
2017	—	6	2	8
Thereafter	—	6	16	22

Total	10	27	28	65

(1)	As of May 31, 2012, our obligation to purchase 13 of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

In June 2012, FedEx Express agreed to purchase 19 additional B767F aircraft. Four of these 19 additional B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA. These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019.

In conjunction with the additional B767F aircraft purchases, FedEx Express converted four B777F aircraft deliveries that were subject to the RLA condition – two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017 – to equivalent purchase value for the additional B767F aircraft referenced above. These aircraft transactions are not included in the table above, as they occurred subsequent to May 31, 2012.

As of May 31, 2012, deposits and progress payments of $661 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 16 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2012, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year

National
Memphis, Tennessee	784	3,514,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2017/2028 (5)

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028 (6)

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2021/2025 (7)

International
Anchorage, Alaska (2)	64	332,000	25,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	882,000	64,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2017, and lease for additional buildings expires in 2028.

(6)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(7)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. FedEx Express also leases 40 facilities in the Memphis area for administrative offices and warehouses.

FedEx Express owns or leases approximately 660 facilities for city station operations in the United States. In addition, approximately 500 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2012, FedEx Express had approximately 43,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. The agreement related to the 5,000 Drop Boxes outside U.S. Post Offices expired in June 2012, and we are preparing for removal of those drop boxes in accordance with the terms of the agreement. As of May 31, 2012, FedEx Express also had approximately 14,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, FedEx Express had approximately 5,800 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2012, FedEx Ground had approximately 35,000 company-owned trailers and owned or leased 525 facilities, including 33 hubs. In addition, 30,770 owner-operated vehicles support FedEx Ground’s business. Of the 327 facilities that support FedEx Home Delivery, 235 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 33 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 338,000 square feet and range in size from approximately 54,000 to approximately 715,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, and administrative offices for the FedEx Freight business are in Harrison, Arkansas. As of May 31, 2012, FedEx Freight operated approximately 58,000 vehicles and trailers and 366 service centers, which are strategically located to provide service throughout North America. These facilities range in size from 850 to 220,000 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services and FedEx Express lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2012, FedEx Office operated approximately 1,840 locations, including 55 locations in five foreign countries, as well as 20 commercial production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 4,000 square feet in size. We have a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (over 975 locations).

ITEM 3.	LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 17 of the accompanying consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	67	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	58	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Name and Office	Age	Positions and Offices Held and Business Experience

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	53	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores, and as a director of First Horizon National Corporation, a financial services holding company.

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	56	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Renasant Corporation, a financial services holding company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	58	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Name and Office	Age	Positions and Offices Held and Business Experience

William J. Logue President and Chief Executive Officer, FedEx Freight Corporation	54	President and Chief Executive Officer of FedEx Freight Corporation (parent of FedEx Freight) since March 2010; President of FedEx Freight Corporation from December 2009 to February 2010; Executive Vice President and Chief Operating Officer — U.S. of FedEx Express from March 2008 to November 2009; Executive Vice President — U.S. Operations and System Support of FedEx Express from September 2006 to March 2008; Senior Vice President — U.S. Operations of FedEx Express from August 2004 to September 2006; Senior Vice President — Air-Ground and Freight Services of FedEx Express from 1999 to August 2004; Vice President — National Hub Operations, Memphis Hub of FedEx Express from 1995 to 1999; and various operations management positions with FedEx Express from 1989 to 1995.

David F. Rebholz President and Chief Executive Officer, FedEx Ground	59	President and Chief Executive Officer of FedEx Ground since January 2007; President of FedEx Ground from September 2006 to January 2007; Executive Vice President — Operations & Systems Support of FedEx Express from December 1999 to September 2006; Senior Vice President — U.S. of FedEx Express from January 1997 to November 1999; Senior Vice President —Sales & Customer Service of FedEx Express from June 1993 to December 1996; Vice President — Regional Operations of FedEx Express from October 1991 to June 1993; Vice President — Customer Service of FedEx Express from December 1988 to October 1991; and various other positions with FedEx Express from 1976 to 1988.

Christine P. Richards Executive Vice President, General Counsel and Secretary	57	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.

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

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 13, 2012, there were 13,863 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2012
Fourth Quarter	$96.89	$84.86	$0.13
Third Quarter	97.19	76.95	0.13
Second Quarter	85.75	64.07	0.13
First Quarter	98.66	72.16	0.13

Fiscal Year Ended May 31, 2011
Fourth Quarter	$96.89	$85.03	$0.12
Third Quarter	98.52	87.54	0.12
Second Quarter	93.03	79.04	0.12
First Quarter	87.74	69.78	0.12

FedEx also paid a cash dividend on July 2, 2012 ($0.14 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. FedEx did not repurchase any of its common stock during the fourth quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2012 is presented on page 124 of this Annual Report on Form 10-K.

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

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2012 thereon, are presented on pages 79 through 122 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 77 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 78 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on September 24, 2012, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on September 24, 2012, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on September 24, 2012, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on September 24, 2012, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2012 and 2011 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on September 24, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2012 thereon, are listed on pages 34 through 35 and presented on pages 79 through 122 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 16, 2012 thereon, is presented on pages 125 through 126 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

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

FEDEX CORPORATION

Dated: July 16, 2012	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2012

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 16, 2012

/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 16, 2012

/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 16, 2012

/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 16, 2012

/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 16, 2012

/s/ STEVEN R. LORANGER * Steven R. Loranger	Director	July 16, 2012

Signature	Capacity	Date

/s/ GARY W. LOVEMAN * Gary W. Loveman	Director	July 16, 2012

/s/ R. BRAD MARTIN * R. Brad Martin	Director	July 16, 2012

/s/ JOSHUA COOPER RAMO * Joshua Cooper Ramo	Director	July 16, 2012

/s/ SUSAN C. SCHWAB * Susan C. Schwab	Director	July 16, 2012

/s/ JOSHUA I. SMITH * Joshua I. Smith	Director	July 16, 2012

/s/ DAVID P. STEINER * David P. Steiner	Director	July 16, 2012

/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 16, 2012

*By:	/s/ JOHN L. MERINO	July 16, 2012
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

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of Operations includes an overview of our consolidated 2012 results compared to 2011, and 2011 results compared to 2010. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2013.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2013) for each of our reportable transportation segments.

•

Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flows and our financial commitments.

•

Critical accounting estimates discusses those financial statement elements that we believe are important to understanding certain of the material judgments and assumptions incorporated in our financial results.

•	We conclude with a discussion of risks and uncertainties that may impact our financial and operating results.

DESCRIPTION OF BUSINESS

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications and back-office support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”) and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”). See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per hundredweight for LTL freight shipments);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2012 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2012(1)	2011(2)	2010	2012/2011		2011/2010
Revenues	$42,680	$39,304	$34,734	9		13
Operating income	3,186	2,378	1,998	34		19
Operating margin	7.5%	6.1%	5.8%	140	bp	30	bp
Net income	$2,032	$1,452	$1,184	40		23

Diluted earnings per share	$6.41	$4.57	$3.76	40		22

(1)

Operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011.

(2)

Operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011, and a $66 million legal reserve associated with the ATA Airlines lawsuit against FedEx Express.

The following table shows changes in revenues and operating income by reportable segment for 2012 compared to 2011, and 2011 compared to 2010 (dollars in millions):

	Revenues				Operating Income
	Dollar Change		Percent Change		Dollar Change		Percent Change
	2012/2011	2011/2010	2012/2011	2011/2010	2012/2011	2011/2010	2012/2011	2011/2010

FedEx Express segment(1)	$1,934	$3,026	8	14	$32	$101	3	9
FedEx Ground segment	1,088	1,046	13	14	439	301	33	29
FedEx Freight segment(2)	371	590	8	14	337	(22)	193	(14)
FedEx Services segment	(13)	(86)	(1)	(5)	—	—	—	—
Other and eliminations	(4)	(6)	NM	NM	—	—	—	—

	$3,376	$4,570	9	13	$808	$380	34	19

(1)

FedEx Express segment 2012 operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011.

(2)	FedEx Freight segment 2011 operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

Overview

Revenues, operating income and operating margins increased in 2012 due to the exceptional performance of our FedEx Ground segment, improved profitability at FedEx Freight and increased yields across all our operating segments, despite moderating global economic conditions. Our results for 2012 include the impact of certain charges and credits as described below, which favorably impacted our year-over-year results by $0.15 per diluted share, after considering the effect of variable incentive compensation accruals. In addition, our results significantly benefited in 2012 from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. We also benefited from a milder winter, as our 2011 results were negatively impacted by unusually severe winter weather.

Our 2012 results include the reversal of a $66 million reserve associated with the ATA Airlines lawsuit at FedEx Express. This reserve was initially recorded in 2011 when a loss was deemed probable as a result of an adverse decision in the lawsuit. We reversed this reserve during 2012 when FedEx Express won the appeal of this case and the appeals court overturned the prior ruling (See Note 17 of the accompanying consolidated financial statements). Additionally, our 2012 results include a noncash impairment charge of $134 million due to our decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. The decision to retire these aircraft will better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes. Our 2011 results include one-time costs associated with the combination of our FedEx Freight and FedEx National LTL operations of $133 million, including $89 million of impairment and other charges.

Our results for 2011 reflected the momentum of improved global economic conditions and strong demand for our services, which drove yield growth and volume increases across all our transportation segments, particularly in International Priority (“IP”) package shipments at FedEx Express. Our FedEx Ground segment delivered strong results through increasing volume, yield and operating margins. The FedEx Freight segment returned to profitability in the fourth quarter of 2011, primarily due to higher LTL yield. All of our transportation segments benefited from our yield management initiatives in 2011.

The combination of our FedEx Freight and FedEx National LTL operations was completed in 2011. Our combined LTL network increases efficiencies, reduces operational costs and provides customers both Priority and Economy LTL freight services across all lengths of haul from one integrated company.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)	Excludes international domestic operations.

(2)	Package statistics do not include the operations of FedEx SmartPost.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

FedEx Express(1)
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$57.81
$53.10
$56.08
$60.83
$16.21
$14.61
$15.59
$17.12
2009
2010
2011
2012
U.S. domestic package
IP package

FedEx Ground (2)
Revenue per Package - Yield
$9.25
$8.75
$8.25
$7.75
$7.25
$7.70
$7.73
$8.17
$8.77
2009
2010
2011
2012

FedEx Freight
LTL Revenue per Hundredweight - Yield
$21.00
$20.00
$19.00
$18.00
$17.00
$16.00
$19.07
$17.07
$18.24
$19.57
2009
2010
2011
2012

(1)	Excludes international domestic operations.

(2)	Package statistics do not include the operations of FedEx SmartPost.

Revenue

During 2012, revenues increased 9% due to yield growth across all our transportation segments. At FedEx Express, revenues increased 8% in 2012 led by higher U.S. domestic and IP package yields. However, U.S. domestic package and IP package volumes declined due to weakening global economic conditions. Revenues increased 13% during 2012 at our FedEx Ground segment due to higher yields and strong demand for all our major services. At FedEx Freight, revenues increased 8% during 2012 due to higher LTL yield as a result of higher fuel surcharges and yield management programs, despite a decrease in volume.

Revenues increased 13% during 2011 due to yield increases and volume growth across all our transportation segments. Yields improved due to higher fuel surcharges and increased base rates under our yield improvement programs. At FedEx Express, revenues increased 14% in 2011 led by IP volume growth in Asia, as well as U.S. domestic and IP package yield increases. At the FedEx Ground segment, revenues increased 14% in 2011 due to continued volume growth driven by market share gains and yield growth at both FedEx Ground and FedEx SmartPost. At FedEx Freight, yield increases due to our yield management programs and higher LTL fuel surcharges, and higher average daily LTL volumes led to a 14% increase in revenues in 2011.

Impairment and Other Charges

In May 2012, we made the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million ($84 million, net of tax, or $0.26 per diluted share) was recorded in the fourth quarter. The decision to retire these aircraft, the majority of which were temporarily idled and not in revenue service, will better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes.

In 2011, we incurred impairment and other charges of $89 million related to the combination of our LTL operations at FedEx Freight. In 2010, we recorded a charge of $18 million for the impairment of goodwill related to the FedEx National LTL acquisition, eliminating the remaining goodwill attributable to this reporting unit.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2012		2011		2010
Operating expenses:
Salaries and employee benefits	$16,099		$15,276		$14,027
Purchased transportation	6,335		5,674		4,728
Rentals and landing fees	2,487		2,462		2,359
Depreciation and amortization	2,113		1,973		1,958
Fuel	4,956		4,151		3,106
Maintenance and repairs	1,980		1,979		1,715
Impairment and other charges	134	(1)	89	(2)	18
Other(3)	5,390		5,322		4,825

Total operating expenses	$39,494		$36,926		$32,736

(1)	Represents charges resulting from the decision to retire 24 aircraft and related engines at FedEx Express.

(2)	Represents charges associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

(3)

Includes the 2012 reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011 (See Note 17 of the accompanying consolidated financial statements).

	Percent of Revenue
	2012	2011	2010
Operating expenses:
Salaries and employee benefits	37.7%	38.9%	40.4%
Purchased transportation	14.9	14.4	13.6
Rentals and landing fees	5.8	6.3	6.8
Depreciation and amortization	5.0	5.0	5.6
Fuel	11.6	10.6	8.9
Maintenance and repairs	4.6	5.0	4.9
Impairment and other charges	0.3 (1)	0.2 (2)	0.1
Other(3)	12.6	13.5	13.9

Total operating expenses	92.5	93.9	94.2

Operating margin	7.5%	6.1%	5.8%

(1)	Represents charges resulting from the decision to retire 24 aircraft and related engines at FedEx Express.

(2)	Represents charges associated with the combination of our FedEx Freight and FedEx National LTL operations effective January 30, 2011.

(3)

Includes the 2012 reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011 (See Note 17 of the accompanying consolidated financial statements).

Our 2012 operating income increased 34% and operating margin increased 140 basis points driven by higher yields across all our transportation segments due to higher fuel surcharges and our yield management programs. Our results also significantly benefited in 2012 from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. FedEx Ground segment operating income increased $439 million in 2012 driven by higher yields and strong demand for all our major services. At our FedEx Freight segment, operating income increased $337 million due to higher LTL yield and efficiencies gained from the combination of our LTL operations in 2011. Additionally, our year-over-year comparisons were favorably impacted by several items as described above in the “Overview” section.

Salaries and benefits increased 5% in 2012 primarily due to higher incentive compensation costs and the full reinstatement of 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 12% in 2012 due to volume growth and higher fuel surcharges at FedEx Ground, costs associated with the expansion of our freight forwarding business at FedEx Trade Networks and higher utilization of third-party transportation providers in international locations primarily due to business acquisitions at FedEx Express.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense increased 19% during 2012 primarily due to price increases. Our fuel surcharges, which are more fully described in the “Quantitative and Qualitative Disclosures About Market Risk” section of this MD&A, have a timing lag and are designed to pass through the price of fuel not included in our base shipping rates to our customers. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared changes in fuel surcharges, fuel surcharges significantly exceeded incremental fuel costs in 2012. If fuel prices remain at current levels, that effect is expected to reverse in 2013.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2012, 2011 and 2010 in the accompanying discussions of each of our transportation segments.

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

Other Income and Expense

Interest expense decreased $34 million in 2012 due to debt maturities, an increase in capitalized interest related to the timing of progress payments on aircraft purchases and lower financing fees. Interest expense increased $7 million in 2011 due to a decrease in capitalized interest related to timing of construction projects and progress payments on aircraft purchases.

Income Taxes

Our effective tax rate was 35.3% in 2012, 35.9% in 2011 and 37.5% in 2010. Our 2012 rate was lower than our 2011 rate primarily due to favorable audit developments. The 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state rate driven by favorable audit and legislative developments. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.3% benefit to our 2012 effective tax rate. Our total permanently reinvested foreign earnings were $1.0 billion at the end of 2012 and $640 million at the end of 2011.

Our current federal income tax expenses in 2012, 2011 and 2010 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 Freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.

The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2012	2011	2010
Current	$(120)	$79	$36
Deferred	947	485	408

Total Federal Provision	$827	$564	$444

For 2013, we expect our effective tax rate to be between 37.0% and 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. We also expect our current federal income tax expense will increase in 2013, possibly significantly, due to lower accelerated depreciation benefits than in prior years.

Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 11 of the accompanying consolidated financial statements.

Business Acquisitions

During 2012, we continued to expand our FedEx Express international network. On July 25, 2011, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. Last year, FedEx Express completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash on February 22, 2011. The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit.

Subsequent to year-end, we completed the following acquisitions:

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Rapidão Cometa Logística e Transportes S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

Based on the timing of the completion of these acquisitions in relation to the date of issuance of the financial statements, the initial purchase price accounting was not completed for these acquisitions. The financial results of these acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2013 results. These acquisitions will give us more robust transportation networks within these countries and added capabilities in these important global markets.

Outlook

We anticipate revenue and earnings growth in 2013 despite only modest growth in the global economy. We believe U.S. domestic and global economic conditions will be impacted by the European debt crisis, slowing growth in Asia, and the uncertainty these issues create on the global economy and the demand for our services. These weaker global economic conditions have driven a shift by our customers from premium services to our deferred services, and we expect that trend to continue in 2013.

Our anticipated earnings growth in 2013 is predicated on continued improvement in profitability at our FedEx Freight segment from yield growth and efficiency improvements and the sustained strong performance of our FedEx Ground segment. International revenue growth and network efficiency improvements at FedEx Express should also contribute to our earnings growth in 2013. However, significant cost headwinds in pension expense will hamper earnings growth in 2013 as a historically low discount rate at our May 31, 2012 measurement date will increase these costs by approximately $150 million.

During 2013, we will continue to evaluate actions and opportunities to reduce costs, improve efficiencies and adjust our networks to match anticipated demand. Initial actions were taken in 2012, as we made the decision to retire 24 aircraft and related engines at FedEx Express to better align the U.S. domestic air network capacity to match current and anticipated shipment volumes. In addition, we remain focused on modernizing our aircraft fleet at FedEx Express by adding newer aircraft that are more reliable, fuel efficient and technologically advanced, and retiring older, less-efficient aircraft. As a result of these efforts, FedEx Express is shortening the depreciable lives of the following aircraft and related engines: 31 additional Boeing MD10-10s, 18 additional Airbus A310s, four Boeing 727s (“B727”) and one Boeing MD10-30. This will accelerate the retirement of these aircraft to align with the delivery schedule for replacement Boeing 767-300 Freighter (“B767F”) and Boeing 757-200 (“B757”) aircraft. The accelerated depreciation on these aircraft is expected to total $69 million in 2013, with a partial offset from the avoidance of depreciation related to the aircraft retirements (described in the “Impairment and Other Charges” section above). FedEx Express is also developing an operating and cost structure plan during 2013 to further improve its operational efficiency.

Our capital expenditures for 2013 are expected to decrease to approximately $3.9 billion, with fewer aircraft deliveries in 2013. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investments and are balanced with our outlook for global economic conditions. On June 29, 2012, FedEx Express entered into a supplemental agreement to purchase nine additional B767F aircraft, exercised ten B767F options available under the December 2011 agreement and purchased the right to 15 additional options. In conjunction with the supplemental agreement to purchase B767F aircraft, FedEx Express converted four B777F aircraft deliveries to equivalent purchase value for B767F aircraft purchased under the supplemental agreement. For additional details on key 2013 capital projects, refer to the “Capital Resources” and “Liquidity Outlook” sections of this MD&A.

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

During our fiscal year, the Financial Accounting Standards Board issued new guidance to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective for our fiscal year ending May 31, 2013.

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

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation) FedEx Trade Networks (air and ocean freight forwarding and customs brokerage) FedEx SupplyChain Systems (logistics services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery) FedEx SmartPost (small-parcel consolidator)

FedEx Freight Segment	FedEx Freight (LTL freight transportation) FedEx Custom Critical (time-critical transportation)

FedEx Services Segment

FedEx Services (sales, marketing, information technology, communications and back-office functions)

FedEx TechConnect (customer service, technical support, billings and collections)

FedEx Office (document and business services and package acceptance)

FEDEX SERVICES SEGMENT

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in expense line items outside of intercompany charges. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications and back-office support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

The FedEx Services segment provides direct and indirect support to our transportation businesses, and we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office, which are an immaterial component of our allocations, are allocated to FedEx Express and FedEx Ground. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments.

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

FEDEX EXPRESS SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2012	2011	2010	2012/2011		2011/2010
Revenues:
Package:
U.S. overnight box	$6,546	$6,128	$5,602	7		9
U.S. overnight envelope	1,747	1,736	1,640	1		6
U.S. deferred	3,001	2,805	2,589	7		8

Total U.S. domestic package revenue	11,294	10,669	9,831	6		9
International priority (1)	8,708	8,228	7,087	6		16
International domestic(2)	853	653	578	31		13

Total package revenue	20,855	19,550	17,496	7		12
Freight:
U.S.	2,498	2,188	1,980	14		11
International priority(1)	1,827	1,722	1,303	6		32
International airfreight	307	283	251	8		13

Total freight revenue	4,632	4,193	3,534	10		19
Other(3)	1,028	838	525	23		60

Total revenues	26,515	24,581	21,555	8		14
Operating expenses:
Salaries and employee benefits	9,657	9,183	8,402	5		9
Purchased transportation	1,828	1,573	1,177	16		34
Rentals and landing fees	1,680	1,672	1,577	—		6
Depreciation and amortization	1,169	1,059	1,016	10		4
Fuel	4,304	3,553	2,651	21		34
Maintenance and repairs	1,332	1,353	1,131	(2)		20
Impairment and other charges(4)	134	—	—	NM		—
Intercompany charges	2,193	2,043	1,940	7		5
Other(5)	2,958	2,917	2,534	1		15

Total operating expenses	25,255	23,353	20,428	8		14

Operating income	$1,260	$1,228	$1,127	3		9

Operating margin	4.8%	5.0%	5.2%	(20	)bp	(20	)bp

(1)	International priority includes FedEx International Priority and FedEx International Economy services.

(2)	International domestic revenues include our international intra-country domestic express operations, including acquisitions in India (February 2011) and Mexico (July 2011).

(3)	Other revenues include FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

(4)	Represents charges resulting from the decision to retire 24 aircraft and related engines.

(5)

Includes the 2012 reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011 (See Note 17 of the accompanying consolidated financial statements).

	Percent of Revenue
	2012	2011	2010
Operating expenses:
Salaries and employee benefits	36.4%	37.4%	39.0%
Purchased transportation	6.9	6.4	5.5
Rentals and landing fees	6.3	6.8	7.3
Depreciation and amortization	4.4	4.3	4.7
Fuel	16.2	14.4	12.3
Maintenance and repairs	5.0	5.5	5.2
Impairment and other charges(1)	0.5	—	—
Intercompany charges	8.3	8.3	9.0
Other(2)	11.2	11.9	11.8

Total operating expenses	95.2	95.0	94.8

Operating margin	4.8%	5.0%	5.2%

(1)	Represents charges resulting from the decision to retire 24 aircraft and related engines.

(2)

Includes the 2012 reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011 (See Note 17 of the accompanying consolidated financial statements).

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2012	2011	2010	2012/2011	2011/2010
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,146	1,184	1,157	(3)	2
U.S. overnight envelope	586	627	614	(7)	2
U.S. deferred	845	873	867	(3)	1

Total U.S. domestic ADV	2,577	2,684	2,638	(4)	2
International priority(2)	559	575	523	(3)	10
International domestic(3)	495	348	318	42	9

Total ADV	3,631	3,607	3,479	1	4

Revenue per package (yield):
U.S. overnight box	$22.31	$20.29	$19.00	10	7
U.S. overnight envelope	11.65	10.86	10.47	7	4
U.S. deferred	13.87	12.60	11.70	10	8
U.S. domestic composite	17.12	15.59	14.61	10	7
International priority(2)	60.83	56.08	53.10	8	6
International domestic(3)	6.74	7.38	7.14	(9)	3
Composite package yield	22.44	21.25	19.72	6	8
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,487	7,340	7,141	2	3
International priority(2)	3,303	3,184	2,544	4	25
International airfreight	1,171	1,235	1,222	(5)	1

Total average daily freight pounds	11,961	11,759	10,907	2	8

Revenue per pound (yield):
U.S.	$1.30	$1.17	$1.09	11	7
International priority(2)	2.16	2.12	2.01	2	5
International airfreight	1.02	0.90	0.81	13	11
Composite freight yield	1.51	1.40	1.27	8	10

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International priority includes FedEx International Priority and FedEx International Economy services.

(3)	International domestic statistics include our international intra-country domestic express operations, including acquisitions in India (February 2011) and Mexico (July 2011).

FedEx Express Segment Revenues

FedEx Express segment revenues increased 8% in 2012 primarily due to an increase in U.S. domestic and IP package yields, partially offset by decreases in U.S. domestic and IP package volumes. In 2012, U.S. domestic package yields increased 10% due to higher fuel surcharges and increased rate per pound. IP package yields increased 8% in 2012 due to higher fuel surcharges, increased package weights and increased rate per pound. Continued softness in the global economy resulted in decreased demand for our U.S. domestic and IP package services in 2012. IP revenue growth was negatively impacted by a lower-yielding mix of services, consisting of growth in deferred services and declines in premium services.

FedEx Express segment revenues increased 14% in 2011 on higher yields and volumes. In 2011, IP package volume increased 10% led by volume growth from Asia, Europe and the U.S. FedEx Express U.S. domestic package yields increased 7% due to higher fuel surcharges, rate increases and increased package weights. IP package yields increased 6% due to higher fuel surcharges, increased package weights and favorable exchange rates. International priority freight pounds increased 25% led by volume growth in Europe.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2012	2011	2010

U.S. Domestic and Outbound Fuel Surcharge:
Low	11.50%	7.00%	1.00%
High	16.50	15.50	8.50
Weighted-average	14.23	9.77	6.20

International Fuel Surcharges:
Low	13.50	7.00	1.00
High	23.00	21.00	13.50
Weighted-average	17.45	12.36	9.47

In January 2012, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points. In January 2011, we implemented a 5.9% average list price increase on FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 3% in 2012 primarily due to the benefit from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust and U.S. domestic and IP package yield improvements. Results of the FedEx Express segment reflect the impact of two one-time items in 2012. FedEx Express segment results for 2012 were negatively impacted by $134 million as a result of the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines as well as six Boeing MD10-10 aircraft and 17 related engines to better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes. The 2012 operating results at the FedEx Express segment were favorably impacted by the reversal of a legal reserve of $66 million associated with the ATA Airlines lawsuit which was initially recorded in 2011 (see Note 17 of the accompanying consolidated financial statements). FedEx Express segment results also benefited from a milder winter compared to the negative impact of unusually severe winter weather in 2011.

Salaries and employee benefits increased 5% in 2012 due to higher incentive compensation accruals and the full reinstatement of
401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 16% in 2012 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks, recent business acquisitions in India and Mexico and higher utilization of third-party transportation providers, primarily in Europe. Intercompany charges increased 7% in 2012 due to higher allocated variable incentive compensation expenses.

Fuel costs increased 21% in 2012 due to increases in the average price per gallon of fuel. Fuel usage in 2012 was down slightly.

FedEx Express segment operating income increased in 2011 due to yield and volume growth, particularly in our higher-margin IP package services, although operating margin was down slightly. Higher revenues in 2011 were partially offset by higher retirement plans and medical expenses, increased aircraft maintenance costs, the reinstatement of certain employee compensation programs, and the negative impact of severe weather during the second half of the year. Results in 2011 were also negatively impacted by a legal reserve associated with the ATA Airlines lawsuit (see Note 17 of the accompanying consolidated financial statements).

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

FedEx Express Segment Outlook

We expect increased revenues in 2013 at the FedEx Express segment in our international services and moderately improved yields across all our services as we continue to focus on our yield management programs. We anticipate a slight decline in U.S domestic package revenue in 2013 due to lower volumes.

FedEx Express segment operating income and operating margin are expected to increase modestly in 2013, on continued growth in international revenues led by IP package services. We also expect improved operating results due to productivity enhancements such as continued improvement in on-road productivity, air operations initiatives and continued realignment of our network. FedEx Express is developing an operating and cost structure plan during 2013 to further improve its operational efficiency.

We will continue to modernize our aircraft fleet at FedEx Express during 2013 by adding newer aircraft that are more reliable, fuel efficient and technologically advanced, and retiring older, less-efficient aircraft. Due to the accelerated retirement of 54 aircraft and related engines to better align with the delivery schedule for replacement aircraft, we expect an additional $69 million in depreciation expense in 2013, partially offset from the avoidance of depreciation related to aircraft retirements (See the “Outlook” section for additional information).

Capital expenditures at FedEx Express are expected to decrease in 2013 as we have delayed the delivery of two B777F aircraft from 2013 related to our aircraft modernization programs (see “Liquidity Outlook” for additional information) which will improve reliability, increase fuel efficiency and reduce operating costs in future years.

FEDEX GROUND SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2012	2011	2010	2012/2011		2011/2010
Revenues:
FedEx Ground	$8,791	$7,855	$6,958	12		13
FedEx SmartPost	782	630	481	24		31

Total revenues	9,573	8,485	7,439	13		14

Operating expenses:
Salaries and employee benefits	1,451	1,282	1,158	13		11
Purchased transportation	3,762	3,431	2,966	10		16
Rentals	284	263	244	8		8
Depreciation and amortization	389	337	334	15		1
Fuel	14	12	8	17		50
Maintenance and repairs	176	169	166	4		2
Intercompany charges	978	897	795	9		13
Other	755	769	744	(2)		3

Total operating expenses	7,809	7,160	6,415	9		12

Operating income	$1,764	$1,325	$1,024	33		29

Operating margin	18.4%	15.6%	13.8%	280	bp	180	bp

Average daily package volume:
FedEx Ground	3,907	3,746	3,523	4		6
FedEx SmartPost	1,692	1,432	1,222	18		17

Revenue per package (yield):
FedEx Ground	$8.77	$8.17	$7.73	7		6
FedEx SmartPost	$1.81	$1.72	$1.56	5		10

	Percent of Revenue
	2012	2011	2010
Operating expenses:
Salaries and employee benefits	15.2%	15.1%	15.5%
Purchased transportation	39.3	40.4	39.9
Rentals	3.0	3.1	3.3
Depreciation and amortization	4.1	4.0	4.5
Fuel	0.1	0.1	0.1
Maintenance and repairs	1.8	2.0	2.2
Intercompany charges	10.2	10.6	10.7
Other	7.9	9.1	10.0

Total operating expenses	81.6	84.4	86.2

Operating margin	18.4%	15.6%	13.8%

FedEx Ground Segment Revenues

During 2012, FedEx Ground segment revenues increased 13% due to yield and volume growth at both FedEx Ground and FedEx SmartPost.

FedEx Ground yields increased 7% during 2012 primarily due to rate increases, higher fuel surcharges and higher extra service revenue. Average daily package volume increased 4% at FedEx Ground in 2012 due to market share gains from continued growth in our FedEx Home Delivery service and an increase in our commercial business.

At FedEx SmartPost, yields increased 5% in 2012 primarily due to higher fuel surcharges and increased rates, partially offset by an unfavorable service mix. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the United States Postal Service (“USPS”). Average daily volume increased 18% at FedEx SmartPost in 2012 as a result of growth in e-commerce.

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

FedEx SmartPost average daily volume grew 17% during 2011 primarily as a result of growth in e-commerce business, gains in market share and the introduction of new service offerings. Yields increased 10% during 2011 primarily due to growth in higher yielding services, improved fuel surcharges and lower postage costs as a result of increased deliveries to USPS final destination facilities.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2012	2011	2010
Low	7.50%	5.50%	2.75%
High	9.50	8.50	5.50
Weighted-average	8.46	6.20	4.23

In January 2012 and 2011, FedEx Ground and FedEx Home Delivery implemented a 4.9% average list price increase. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates also increased. In January 2011, FedEx Ground made additional changes to dimensional weight charges and surcharges.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 33% and operating margin increased 280 basis points during 2012 primarily due to higher yields and volume growth. FedEx Ground has continued to shorten transit times throughout 2012 by accelerating various lanes throughout the U.S. and Canada, while maintaining consistently high on-time service. Purchased transportation costs increased 10% in 2012 primarily as a result of volume growth and higher fuel surcharges. Salaries and employee benefits increased 13% primarily due to increased staffing to support volume growth and higher incentive compensation accruals. Intercompany charges increased 9% in 2012 primarily due to higher allocated information technology costs. Depreciation expense increased 15% in 2012 due to higher capital spending across the network, including technology and transportation equipment upgrades and an initiative to replace lighting fixtures throughout the network in order to reduce energy costs.

During 2011, FedEx Ground segment operating income increased 29% and operating margin increased 180 basis points due to improved yield and higher volume resulting from market share growth. We realized a higher retention of our annual rate increase in 2011 as more customers recognized the competitive advantage that we maintain across many shipping lanes in the U.S. We also improved our customers’ experience by dramatically reducing our package loss and damage claims while maintaining exceptional service levels. Purchased transportation costs increased 16% in 2011 primarily due to volume growth, higher fuel surcharges and higher rates paid to our independent contractors. Salaries and employee benefits increased 11% in 2011 due primarily to increased staffing at FedEx Ground and FedEx SmartPost to support volume growth and higher pension and medical costs. Intercompany charges increased in 2011 primarily due to higher allocated information technology costs.

Evolution of Independent Contractor Model

Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions support our classification, and we believe our relationship with the contractors is generally excellent. For a description of these proceedings, see “Risk Factors” and Note 17 of the accompanying consolidated financial statements.

FedEx Ground has made changes to its relationships with contractors that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example, FedEx Ground has implemented or is implementing its Independent Service Provider (“ISP”) model in a number of states. To date, FedEx Ground has transitioned to the ISP model in 17 states. Based upon the success of this model, FedEx Ground may transition to it in some other states in the future. For more information on the FedEx Ground ISP model, see Part I, Item 1 of this Annual Report under the caption “Evolution of Independent Contractor Model.”

FedEx Ground Segment Outlook

FedEx Ground segment revenues are expected to continue to grow in 2013, led by volume growth across all our major services due to market share gains while continuing to improve U.S. transit times on additional lanes. We also anticipate yield growth in 2013 through yield management programs.

We expect continued growth in operating income at the FedEx Ground segment in 2013 due to volume and yield increases as well as through productivity enhancements such as automation of the planning and execution of our preload, pickup and delivery processes, and installation of GPS devices on all trailers and dollies to improve fleet management.

Capital spending is expected to increase in 2013, with the majority of our spending resulting from our hub expansions, and vehicle and equipment purchases.

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

FEDEX FREIGHT SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating loss and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2012	2011	2010	2012/2011		2011/2010
Revenues	$5,282	$4,911	$4,321	8		14
Operating expenses:
Salaries and employee benefits	2,316	2,303	2,128	1		8
Purchased transportation	851	779	690	9		13
Rentals	114	122	116	(7)		5
Depreciation and amortization	185	205	198	(10)		4
Fuel	636	585	445	9		31
Maintenance and repairs	192	182	148	5		23
Impairment and other charges(1)	—	89	18	NM		394
Intercompany charges	433	427	351	1		22
Other	393	394	380	—		4

Total operating expenses	5,120	5,086	4,474	1		14

Operating income (loss)	$162	$(175)	$(153)	193		(14)

Operating margin	3.1%	(3.6)%	(3.5)%	670	bp	(10	)bp

Average daily LTL shipments (in thousands)	84.9	86.0	82.3	(1)		4
Weight per LTL shipment (lbs)	1,156	1,144	1,134	1		1
LTL yield (revenue per hundredweight)	$19.57	$18.24	$17.07	7		7

(1)

In 2011, this charge includes severance, impairment and other charges associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011. In 2010, this charge represents impairment charges associated with goodwill related to the FedEx National LTL acquisition.

	Percent of Revenue
	2012	2011	2010
Operating expenses:
Salaries and employee benefits	43.9%	46.9%	49.2%
Purchased transportation	16.1	15.9	16.0
Rentals	2.2	2.5	2.7
Depreciation and amortization	3.5	4.2	4.6
Fuel	12.0	11.9	10.3
Maintenance and repairs	3.6	3.7	3.4
Impairment and other charges(1)	—	1.8	0.4
Intercompany charges	8.2	8.7	8.1
Other	7.4	8.0	8.8

Total operating expenses	96.9	103.6	103.5

Operating margin	3.1%	(3.6)%	(3.5)%

(1)

In 2011, this charge includes severance, impairment and other charges associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011. In 2010, this charge represents impairment charges associated with goodwill related to the FedEx National LTL acquisition.

FedEx Freight Segment Revenues

During 2012, FedEx Freight revenues increased 8% due to increased LTL yield and weight per LTL shipment, partially offset by lower average daily LTL shipments. LTL yield increased 7% during 2012 due to higher fuel surcharges and base yield improvement. Average daily LTL shipments decreased 1% in 2012; however, during the second half of 2012, LTL shipment year-over-year comparisons improved sequentially (2% in the third quarter and 4% in the fourth quarter) due to enhanced service levels, strong customer satisfaction from our service offerings and the impact of severe weather in the prior year.

FedEx Freight segment revenues increased 14% in 2011 due to higher LTL yield and average daily LTL shipments. LTL yields increased 7% in 2011 due to our yield management programs and higher fuel surcharges. Under these programs, LTL yields increased sequentially in each of the previous four quarters, while average daily LTL shipments fell during the second half of 2011. For the full year, average daily LTL shipments increased 4% in 2011 primarily due to volume increases during the first half of 2011 resulting from the impact of discounted pricing in contracts signed during 2010.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2012	2011	2010
Low	19.80%	15.10%	10.80%
High	24.30	20.70	16.10
Weighted-average	22.90	17.00	14.00

On June 8, 2012, FedEx Freight announced a general rate increase of 6.9% for LTL shipments to be effective on July 9, 2012. In June 2011, FedEx Freight increased the fuel surcharge rate to a maximum of 3.6 percentage points above previous levels. In September 2011, we implemented a general rate increase of 6.75% for LTL shipments. In November 2010, we implemented a 6.9% general rate increase for LTL shipments.

FedEx Freight Segment Operating Income (Loss)

In 2012, the FedEx Freight segment operating income increased significantly as a result of higher fuel surcharges, yield growth and ongoing improvements in operational efficiencies due to the combination of our FedEx Freight and FedEx National LTL operations in 2011 (see below). Additionally, the FedEx Freight segment’s 2012 results benefited from milder winter weather, while our 2011 results were negatively impacted by unusually severe winter weather.

Purchased transportation costs increased 9% in 2012 due to higher rates and the increased utilization of rail, partially offset by a lower cost per mile due to our ability to optimize mode of transportation while meeting service standards. Fuel costs increased 9% in 2012 due to a higher average price per gallon of diesel fuel partially offset by the increased utilization of rail. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in 2012. Depreciation and amortization expense decreased 10% in 2012 primarily due to accelerated depreciation in 2011 associated with the combination of our LTL operations.

The FedEx Freight segment operating loss in 2011 included costs associated with the combination of our FedEx Freight and FedEx National LTL operations and the significant impact from severe weather in the second half of the year. We incurred costs associated with the combination of $133 million in 2011, including $89 million recorded in the “Impairment and other charges” caption of the consolidated income statement.

Salaries and employee benefits increased 8% in 2011 primarily due to volume-related increases in labor, wage increases, higher healthcare and pension costs, and the reinstatement of full 401(k) company-matching contributions. Purchased transportation costs increased 13% in 2011 due to higher shipment volumes and higher rates. Fuel costs increased 31% in 2011 due to a higher average price per gallon of diesel fuel and increased fuel consumption as a result of higher shipment volumes. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a slightly favorable impact to operating income in 2011. Maintenance and repairs expense increased 23% in 2011 due to higher volumes and the aging of our fleet. Also, higher intercompany charges in 2011 reflect the transfer of sales and customer service employees from the FedEx Freight segment entities in the first quarter of 2010.

FedEx Freight Segment Outlook

We expect revenue growth at the FedEx Freight segment in 2013 as customers increase their utilization of our integrated network. In addition, we expect yield and volume improvement driven by the unique value proposition of our differentiated LTL services.

FedEx Freight operating income is expected to increase significantly in 2013 driven by improvements in yields and the continued improvement in productivity and efficiency across our integrated network. We will continue to use investments in technology, focused on network and equipment planning and customer automation, to further enhance customer service levels throughout 2013.

Capital expenditures in 2013 are expected to be comparable to 2012, with the majority of our spending for replacement of vehicles and freight handling equipment.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.8 billion at May 31, 2012, compared to $2.3 billion at May 31, 2011. The following table provides a summary of our cash flows for the periods ended May 31 (in millions):

	2012	2011	2010
Operating activities:
Net income	$2,032	$1,452	$1,184
Impairment and other charges	134	29	18
Other noncash charges and credits	3,504	2,892	2,514
Changes in assets and liabilities	(835)	(332)	(578)

Cash provided by operating activities	4,835	4,041	3,138

Investing activities:
Capital expenditures	(4,007)	(3,434)	(2,816)
Business acquisitions, net of cash acquired	(116)	(96)	—
Proceeds from asset dispositions and other	74	111	35

Cash used in investing activities	(4,049)	(3,419)	(2,781)

Financing activities:
Purchase of treasury stock	(197)	—	—
Principal payments on debt	(29)	(262)	(653)
Dividends paid	(164)	(151)	(138)
Other	146	126	99

Cash used in financing activities	(244)	(287)	(692)

Effect of exchange rate changes on cash	(27)	41	(5)

Net increase (decrease) in cash and cash equivalents	$515	$376	$(340)

Cash Provided by Operating Activities. Cash flows from operating activities increased $794 million in 2012 primarily due to increased earnings, partially offset by higher pension contributions. Cash flows from operating activities increased $903 million in 2011 primarily due to increased earnings and lower pension contributions.

We made contributions of $722 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during 2012, including $226 million in voluntary contributions, and contributions of $480 million to our U.S. Pension Plans during 2011, including $121 million in voluntary contributions. We made contributions of $848 million to our U.S. Pension Plans during 2010, including $495 million in voluntary contributions.

Cash Used in Investing Activities. Capital expenditures were 17% higher in 2012 largely due to increased spending at FedEx Express and FedEx Freight and 22% higher in 2011 primarily due to increased spending at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2012 and 2011.

Financing Activities. During the second quarter of 2012, we repurchased 2.8 million FedEx common shares at an average price of $70 per share for a total of $197 million. As of May 31, 2012, 2.9 million shares remained under existing share repurchase authorizations.

During 2011, we repaid our $250 million 7.25% notes that matured on February 15, 2011.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2012	2011	2010	2012/2011	2011/2010
Aircraft and related equipment	$1,875	$1,988	$1,537	(6)	29
Facilities and sort equipment	638	555	630	15	(12)
Vehicles	723	282	220	156	28
Information and technology investments	541	455	289	19	57
Other equipment	230	154	140	49	10

Total capital expenditures	$4,007	$3,434	$2,816	17	22

FedEx Express segment	$2,689	$2,467	$1,864	9	32
FedEx Ground segment	536	426	400	26	7
FedEx Freight segment	340	153	212	122	(28)
FedEx Services segment	437	387	340	13	14
Other	5	1	—	NM	NM

Total capital expenditures	$4,007	$3,434	$2,816	17	22

Capital expenditures during 2012 were higher than the prior year primarily due to increased spending for vehicles at FedEx Express, FedEx Freight and FedEx Ground, although spending for aircraft and related equipment at FedEx Express decreased. Aircraft and aircraft-related equipment purchases at FedEx Express during 2012 included the delivery of seven B777Fs and 15 B757s. Capital expenditures during 2011 were higher than the prior year primarily due to increased spending at FedEx Express for aircraft and aircraft-related equipment and at FedEx Services for information technology investments. Aircraft and aircraft-related equipment purchases at FedEx Express during 2011 included six new B777Fs and 22 B757s.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at May 31, 2012 includes $410 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.

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

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 53% at May 31, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2012, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, commercial paper rating of A-2 and a ratings outlook of “stable.” During 2012, Moody’s Investors Service raised our senior unsecured debt credit rating to Baa1 from Baa2 and affirmed a commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

Subsequent to year-end, we completed acquisitions in Poland, Brazil and France for approximately $500 million (see “Business Acquisitions” for additional information), and on June 15, 2012, we repaid our $300 million 9.65% unsecured notes when they matured.

Our capital expenditures are expected to be $3.9 billion in 2013. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2013, which will include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion at FedEx Express and FedEx Ground and vehicle replacement at all our transportation segments. We expect approximately 46% of capital expenditures in 2013 will be designated for growth initiatives and 54% dedicated to maintaining our existing operations. Our capital expenditures are expected to decrease in 2013 due to delayed delivery of two B777F aircraft (see below) partially offset by increased spending on facility investment. Our expected capital expenditures for 2013 include $1.3 billion in investments for delivery of aircraft as well as progress payments toward future aircraft deliveries at FedEx Express. For 2013, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $550 million. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

We have several aircraft modernization programs underway which are supported by the purchase of B777F, B767F and B757 aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft type previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. We will have a benefit from the tax expensing and accelerated depreciation provisions of the Tax Relief Act of 2010 on qualifying capital investments we make until December 31, 2012.

B777F Aircraft. We have agreed to purchase a total of 43 B777F aircraft (19 of which were in service at May 31, 2012, and an additional four to be delivered in 2013). During the second quarter of 2012, FedEx Express delayed the delivery of two B777F aircraft from 2013, and in conjunction with the execution of the December 2011 B767F aircraft purchase agreement (described below), also delayed the delivery of nine B777F aircraft, five of which were deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. FedEx Express also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

In conjunction with the June 29, 2012 supplemental agreement to purchase B767F aircraft (described below), we agreed to convert four contracted B777F aircraft deliveries that were subject to the Railway Labor Act of 1926, as amended (“RLA”) (two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017) to equivalent purchase value for B767F aircraft acquired under the supplemental agreement referenced below.

With consideration of the supplemental agreement, our obligation to purchase 9 of these B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.

B767F Aircraft. We have agreed to purchase a total of 46 B767F aircraft (the first three to be delivered in 2014). In December 2011, FedEx Express entered into an agreement to acquire 27 new B767F aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. The B767F was selected as the best choice to begin replacing FedEx Express’s MD10 aircraft, some of which are more than 40 years old. The B767Fs will provide similar capacity as the MD10s, with improved reliability, an approximate 30% increase in fuel efficiency and a minimum of a 20% reduction in unit operating costs.

On June 29, 2012, FedEx Express entered into a supplemental agreement to purchase nine additional B767F aircraft. Additionally, FedEx Express exercised ten B767F options available under the December 2011 agreement and purchased the right to 15 additional options. Four of these 19 additional B767F aircraft purchases are subject to the RLA condition. These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019 and will replace current MD10-10 and A310-200 aircraft.

B757 Aircraft. Our B757 aircraft are replacing our B727 aircraft, and we expect to be completely transitioned out of the B727 aircraft by 2015.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2012. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2012. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2013	2014	2015	2016	2017	Thereafter	Total
Operating activities:
Operating leases	$1,872	$1,725	$1,572	$1,391	$1,433	$5,993	$13,986
Non-capital purchase obligations and other	173	191	139	78	52	134	767
Interest on long-term debt	98	97	78	78	78	1,581	2,010
Quarterly contributions to our U.S. Pension Plans	550	—	—	—	—	—	550

Investing activities:
Aircraft and aircraft-related capital commitments	965	558	824	912	1,009	5,166	9,434
Other capital purchase obligations	127	—	—	—	—	—	127

Financing activities:
Debt	300	250	—	—	—	989	1,539
Capital lease obligations	120	2	2	1	1	11	137

Total	$4,205	$2,823	$2,615	$2,460	$2,573	$13,874	$28,550

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 16 of the accompanying consolidated financial statements for more information.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $14 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2012. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($50 million) is excluded from the table. See Note 11 of the accompanying consolidated financial statements for further information.

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

Financing Activities

We have certain financial instruments representing potential commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2013, we have scheduled debt payments of $420 million, which includes $300 million for principal payments on our 9.65% unsecured notes that matured in June 2012, and principal and interest payments on capital leases.

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

Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index and corporate bond rates. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees.

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

Our retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2012	2011	2010
U.S. domestic and international pension plans	$524	$543	$308
U.S. domestic and international defined contribution plans	338	257	136
Postretirement healthcare plans	70	60	42

	$932	$860	$486

Total retirement plans cost increased $72 million in 2012 primarily due to higher expenses for our 401(k) plans due to the full restoration of company matching contributions on January 1, 2011. Total retirement plans cost increased $374 million in 2011 driven by lower discount rates used to measure our benefit obligations at our May 31, 2010 measurement date. Additionally, we incurred higher expenses for our 401(k) plans in 2011 due to the partial reinstatement of company-matching contributions on January 1, 2010 (previously suspended in February 2009).

Our retirement plans costs are expected to increase significantly in 2013, as historically low discount rates at May 31, 2012 will increase our expenses by over $165 million, of which $150 million is attributable to U.S. Pension Plan expense.

PENSION COST. The accounting for pension and postretirement healthcare plans includes numerous assumptions, including the discount rate and expected long-term investment returns on plan assets. These assumptions most significantly impact our U.S. Pension Plans. The components of pension cost for all pension plans are as follows (in millions):

	2012	2011	2010
Service cost	$593	$521	$417
Interest cost	976	900	823
Expected return on plan assets	(1,240)	(1,062)	(955)
Recognized actuarial losses (gains) and other	195	184	23

Net periodic benefit cost	$524	$543	$308

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

	xxxx,xxx	xxxx,xxx
Measurement Date	Discount Rate	Amounts Determined by Measurement Date and Discount Rate
5/31/2012	4.44%	2012 PBO and 2013 expense
5/31/2011	5.76	2011 PBO and 2012 expense
5/31/2010	6.37	2010 PBO and 2011 expense
5/31/2009	7.68	2009 PBO and 2010 expense

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

The discount rate assumption is highly sensitive, as the following table illustrates for our largest tax-qualified U.S. domestic pension plan:

	Sensitivity (in millions)
	Effect on 2013 Pension Expense	Effect on 2012 Pension Expense
One-basis-point change in discount rate	$2.3	$1.9

At our May 31, 2012 measurement date, a 50-basis-point increase in the discount rate would have decreased our 2012 PBO by approximately $1.5 billion and a 50-basis-point decrease in the discount rate would have increased our 2012 PBO by approximately $1.7 billion. From 2009 to 2012, the discount rate used to value our liabilities has declined by over 300 basis points, which increased the valuation of our liabilities by over $7 billion.

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

Establishing the expected future rate of investment return on our pension assets is a judgmental matter, which we review on an annual basis and revise as appropriate. Management considers the following factors in determining this assumption:

•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;

•	the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over time; and

•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

The following table summarizes our current asset allocation strategy (dollars in millions):

	Plan Assets at Measurement Date
	2012			2011
Asset Class	Actual	Actual %	Target %	Actual	Actual %	Target %
Domestic equities	$5,616	33%	33%	$5,761	37%	33%
International equities	1,657	10	12	2,013	13	12
Private equities	402	2	5	403	3	5

Total equities	7,675	45	50	8,177	53	50
Fixed-income securities	8,799	52	49	6,995	45	49
Cash and other	539	3	1	346	2	1

	$17,013	100%	100%	$15,518	100%	100%

We have assumed an 8.0% compound geometric long-term rate of return on our U.S. Pension Plan assets for 2013, 2012 and 2011. The actual returns during each of the last three fiscal years have exceeded that long-term assumption. The actual historical return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was approximately 7.4%, net of investment manager fees, for the 15-year period ended May 31, 2012 and 7.8%, net of investment manager fees, for the 15-year period ended May 31, 2011. A one-basis-point change in our expected return on plan assets impacts our pension expense by $1.7 million.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2013 pension expense, the calculated value method resulted in the same value as the market value.

FUNDED STATUS. Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2012	2011
Funded Status of Plans:
Projected benefit obligation (PBO)	$22,187	$17,372
Fair value of plan assets	17,334	15,841

Funded status of the plans	$(4,853)	$(1,531)

Components of Funded Status by Plans:
U.S. qualified plans	$(4,179)	$(927)
U.S. nonqualified plans	(355)	(339)
International plans	(319)	(265)

Net funded status	$(4,853)	$(1,531)

Components of Amounts Included in Balance Sheets:
Current pension and other benefit obligations	$(35)	$(33)
Noncurrent pension and other benefit obligations	(4,818)	(1,498)

Net amount recognized	$(4,853)	$(1,531)

Cash Amounts:
Cash contributions during the year	$780	$557
Benefit payments during the year	$502	$468

The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of year-end accounting on plan assets. At May 31, 2012, we recorded a decrease to equity through OCI of $2.4 billion (net of tax) to reflect unrealized actuarial losses during 2012 related to a decline in the discount rate. Those losses are subject to amortization over future years and may be reflected in future income statements unless they are recovered. At May 31, 2011, we recorded a decrease to equity through OCI of $350 million (net of tax) to reflect unrealized actuarial losses during 2011 related to a decline in the discount rate.

The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under Internal Revenue Service rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Additionally, current benefit payments are nominal compared to our total plan assets (benefit payments for our U.S. Pension Plans for 2012 were approximately $465 million or 3% of plan assets).

During 2012, we made $722 million in contributions to our U.S. Pension Plans, including $226 million in voluntary contributions. Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required result in a credit balance for funding purposes that can be used to meet minimum contribution requirements in future years. For 2013, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $550 million.

Cumulative unrecognized actuarial losses were $8.9 billion through May 31, 2012, compared to $5.4 billion through May 31, 2011. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Our pension expense includes amortization of these actuarial losses of $302 million in 2012, $276 million in 2011 and $125 million in 2010.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurances accruals reflected in our balance sheet were $1.6 billion at May 31, 2012, and May 31, 2011. Approximately 40% of these accruals were classified as current liabilities.

Our self-insurance accruals are primarily based on the actuarially estimated, undiscounted cost of claims incurred as of the balance sheet date. These estimates include consideration of factors such as severity of claims, frequency of claims and future healthcare costs. Cost trends on material accruals are updated each quarter. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Historically, it has been infrequent that incurred claims exceeded our self-insured limits.

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

The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 30 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. In May 2012, we made the decision to shorten the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft to better align the U.S. domestic air network capacity to match current and anticipated shipment volumes in light of the delivery schedule for replacement aircraft. Due to our decision to accelerate retirement of certain aircraft and related engines, our depreciation expense will increase over the next three years, partially offset from the avoidance of depreciation related to aircraft retirements. (See the “Outlook” section for additional information). For our aircraft, we typically assign no residual value due to the utilization of these assets in cargo configuration, which results in little to no value at the end of their useful life. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods and could have a material impact on our results of operations. Historically, gains and losses on disposals of operating equipment have not been material. However, such amounts may differ materially in the future due to changes in business levels, technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $127 million at May 31, 2012 and $173 million at May 31, 2011. We plan to modify these assets in the future and place them into operations.

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

During the fourth quarter of 2012, we incurred a noncash impairment charge of $134 million. This charge related to our May 2012 decision to permanently retire 18 Airbus A310-200 aircraft and 26 related engines as well as six Boeing MD10-10 aircraft and 17 related engines to better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes. The majority of these aircraft were temporarily idled and not in revenue service.

In 2011, we incurred asset impairment charges of $29 million related to the combination of our LTL operations at FedEx Freight. There were no material property and equipment impairment charges recognized in 2010.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 of the accompanying consolidated financial statements, at May 31, 2012 we had approximately $14 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2012 was approximately six years. The future commitments for operating leases are not reflected as a liability in our balance sheet under current U.S. accounting rules.

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

GOODWILL. As of May 31, 2012, we had $2.4 billion of recorded goodwill from our acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity.

In our evaluation of goodwill impairment, we perform a qualitative assessment which requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we would proceed to a two-step process to test goodwill for impairment, including comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates. We perform our annual impairment tests in the fourth quarter unless circumstances indicate the need to accelerate the timing of the test.

Our reporting units with significant recorded goodwill include our FedEx Express, FedEx Freight and FedEx Office (reported in the FedEx Services segment) reporting units. We evaluated these reporting units during the fourth quarters of 2012 and 2011. The estimated fair value of each of these reporting units exceeded their carrying values in 2012 and 2011, and we do not believe that any of these reporting units were at risk as of May 31, 2012. We have recorded goodwill impairment charges associated with our FedEx Office reporting unit in recent years. While the performance of this business has improved, the realization of the value of the remaining attributable goodwill ($351 million) is dependent upon execution of our growth strategies and initiatives in the future.

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

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the recent global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy. In 2012, global economic conditions resulted in decreased demand for our U.S. domestic and International Priority package services at FedEx Express, as customers utilized lower priced deferred services.

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors or agents, such as customer service mishaps or noncompliance with anti-corruption laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as YouTube and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to defend against. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

We rely heavily on information and technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate our networks, data leakage and human error, pose a direct threat to our products, services and data. Any disruption to the Internet or our complex, global technology infrastructure, including those impacting our computer systems and customer Web sites, could adversely impact our customer service, volumes, and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While we have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate us from technology disruptions or data loss and the resulting adverse effect on our operations and financial results.

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

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, in the fourth quarter of 2012, in order to better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes, we made a decision to retire from service certain aircraft and certain excess aircraft engines and thus recorded a noncash impairment charge of $134 million. We are also developing operating and cost structure plans to further improve our efficiency at FedEx Express.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. In addition, high volume package shippers could develop in-house ground delivery capabilities, which would in turn reduce our revenues and market share. While we believe we compete effectively through our current service offerings, if our current competitors or potential future competitors offer a broader range of services or more effectively bundle their services or our current customers become competitors, it could impede our ability to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, we recently made strategic acquisitions in Mexico, Poland, France and Brazil. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots of FedEx Express, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the purview of the RLA. For additional discussion of the RLA, see Part I, Item 1 of this Annual Report under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s owner-operators as independent contractors.

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

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration continues to require FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

Increased pilot safety requirements could impose substantial costs on us. The FAA, in September 2010, proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including FedEx Express, were exempt from these new pilot fatigue requirements, and instead required to continue complying with previously enacted flight and duty time rules. In May 2012, however, the FAA indicated that it would reconsider the exclusion of cargo pilots from these new pilot fatigue requirements. Thus, it is reasonably possible that these rules or other future flight safety requirements could impose material costs on us.

The regulatory environment for global aviation or other transportation rights may impact our operations. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the United States and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the United States, such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market. Regulatory actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks.

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

A localized disaster in a key geography could adversely impact our business. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to localized risks from natural or manmade disasters such as tornados, floods, earthquakes or terrorist attacks. The loss of a key location such as our Memphis super hub or one of our information technology centers could cause a significant disruption to our operations and cause us to incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

Our business may be adversely impacted by disruptions or modifications in service by the USPS. The USPS is a significant customer and vendor of FedEx, and thus, disruptions or modifications in services by the USPS as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing could have an adverse effect on our operations and financial results. For instance, because FedEx SmartPost uses the USPS for final delivery to residences, any changes in USPS services (such as the cessation of Saturday delivery) could impact the terms and cost of our FedEx SmartPost service.

In addition, the USPS has informed us that it intends to solicit proposals for the provision of air transportation services currently provided by FedEx Express upon the expiration of the current agreement in September 2013. Accordingly, upon the expiration of the current agreement, the transportation services we provide to the USPS could be transitioned, in whole or in part, to another provider. This would have a negative impact on our asset utilization and profitability. Moreover, to the extent that any such services are retained by us, the terms and conditions of the new arrangement may be less favorable than those currently in place.

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

•

the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation;

•

changes in foreign currency exchange rates, especially in the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook” (including segment outlooks), “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “Retirement Plans” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2012.

The effectiveness of our internal control over financial reporting as of May 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2012 of FedEx Corporation and our report dated July 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2012

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2012

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,843	$2,328
Receivables, less allowances of $178 and $182	4,704	4,581
Spare parts, supplies and fuel, less allowances of $184 and $169	440	437
Deferred income taxes	533	610
Prepaid expenses and other	536	329

Total current assets	9,056	8,285

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	14,360	13,146
Package handling and ground support equipment	5,912	5,591
Computer and electronic equipment	4,646	4,408
Vehicles	3,654	3,294
Facilities and other	7,592	7,247

	36,164	33,686
Less accumulated depreciation and amortization	18,916	18,143

Net property and equipment	17,248	15,543

OTHER LONG-TERM ASSETS
Goodwill	2,387	2,326
Other assets	1,212	1,231

Total other long-term assets	3,599	3,557

	$29,903	$27,385

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$417	$18
Accrued salaries and employee benefits	1,635	1,268
Accounts payable	1,613	1,702
Accrued expenses	1,709	1,894

Total current liabilities	5,374	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,250	1,667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	836	1,336
Pension, postretirement healthcare and other benefit obligations	5,582	2,124
Self-insurance accruals	963	977
Deferred lease obligations	784	779
Deferred gains, principally related to aircraft transactions	251	246
Other liabilities	136	154

Total other long-term liabilities	8,552	5,616

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of May 31, 2012 and May 31, 2011	32	32
Additional paid-in capital	2,595	2,484
Retained earnings	17,134	15,266
Accumulated other comprehensive loss	(4,953)	(2,550)
Treasury stock, at cost	(81)	(12)

Total common stockholders’ investment	14,727	15,220

	$29,903	$27,385

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2012	2011	2010

REVENUES	$42,680	$39,304	$34,734

OPERATING EXPENSES:
Salaries and employee benefits	16,099	15,276	14,027
Purchased transportation	6,335	5,674	4,728
Rentals and landing fees	2,487	2,462	2,359
Depreciation and amortization	2,113	1,973	1,958
Fuel	4,956	4,151	3,106
Maintenance and repairs	1,980	1,979	1,715
Impairment and other charges	134	89	18
Other	5,390	5,322	4,825

	39,494	36,926	32,736

OPERATING INCOME	3,186	2,378	1,998

OTHER INCOME (EXPENSE):
Interest expense	(52)	(86)	(79)
Interest income	13	9	8
Other, net	(6)	(36)	(33)

	(45)	(113)	(104)

INCOME BEFORE INCOME TAXES	3,141	2,265	1,894

PROVISION FOR INCOME TAXES	1,109	813	710

NET INCOME	$2,032	$1,452	$1,184

BASIC EARNINGS PER COMMON SHARE	$6.44	$4.61	$3.78

DILUTED EARNINGS PER COMMON SHARE	$6.41	$4.57	$3.76

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2012	2011	2010

OPERATING ACTIVITIES
Net income	$2,032	$1,452	$1,184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,113	1,973	1,958
Provision for uncollectible accounts	160	152	124
Deferred income taxes and other noncash items	1,126	669	331
Impairment and other charges	134	29	18
Stock-based compensation	105	98	101
Changes in assets and liabilities:
Receivables	(254)	(400)	(906)
Other current assets	(231)	(114)	276
Pension assets and liabilities, net	(453)	(169)	(611)
Accounts payable and other liabilities	144	370	710
Other, net	(41)	(19)	(47)

Cash provided by operating activities	4,835	4,041	3,138

INVESTING ACTIVITIES
Capital expenditures	(4,007)	(3,434)	(2,816)
Business acquisitions, net of cash acquired	(116)	(96)	—
Proceeds from asset dispositions and other	74	111	35

Cash used in investing activities	(4,049)	(3,419)	(2,781)

FINANCING ACTIVITIES
Principal payments on debt	(29)	(262)	(653)
Proceeds from stock issuances	128	108	94
Excess tax benefit on the exercise of stock options	18	23	25
Dividends paid	(164)	(151)	(138)
Purchase of treasury stock	(197)	—	—
Other, net	—	(5)	(20)

Cash used in financing activities	(244)	(287)	(692)

Effect of exchange rate changes on cash	(27)	41	(5)

Net increase (decrease) in cash and cash equivalents	515	376	(340)
Cash and cash equivalents at beginning of period	2,328	1,952	2,292

Cash and cash equivalents at end of period	$2,843	$2,328	$1,952

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

INVESTMENT AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at May 31, 2009	$31	$2,053	$12,919	$(1,373)	$(4)	$13,626
Net income	—	—	1,184	—	—	1,184
Foreign currency translation adjustment, net of tax of $2	—	—	—	(25)	—	(25)
Retirement plans adjustments, net of tax of $617	—	—	—	(1,042)	—	(1,042)

Total comprehensive income						117

Purchase of treasury stock	—	—	—	—	(3)	(3)
Cash dividends declared ($0.44 per share)	—	—	(137)	—	—	(137)
Employee incentive plans and other (2,375,753 shares issued)	—	208	—	—	—	208

Balance at May 31, 2010	31	2,261	13,966	(2,440)	(7)	13,811
Net income	—	—	1,452	—	—	1,452
Foreign currency translation adjustment, net of tax of $27	—	—	—	125	—	125
Retirement plans adjustments, net of tax of $141	—	—	—	(235)	—	(235)

Total comprehensive income						1,342

Purchase of treasury stock	—	—	—	—	(5)	(5)
Cash dividends declared ($0.48 per share)	—	—	(152)	—	—	(152)
Employee incentive plans and other (2,229,051 shares issued)	1	223	—	—	—	224

Balance at May 31, 2011	32	2,484	15,266	(2,550)	(12)	15,220
Net income	—	—	2,032	—	—	2,032
Foreign currency translation adjustment, net of tax of $26	—	—	—	(95)	—	(95)
Retirement plans adjustments, net of tax of $1,369	—	—	—	(2,308)	—	(2,308)

Total comprehensive loss						(371)

Purchase of treasury stock	—	—	—	—	(197)	(197)
Cash dividends declared ($0.52 per share)	—	—	(164)	—	—	(164)
Employee incentive plans and other (2,359,659 shares issued)	—	111	—	—	128	239

Balance at May 31, 2012	$32	$2,595	$17,134	$(4,953)	$(81)	$14,727

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications and back-office support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”) and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”).

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2012 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION. We recognize revenue upon delivery of shipments for our transportation businesses and upon completion of services for our business services, logistics and trade services businesses. Transportation services are provided with the use of employees and independent contractors. FedEx is the principal to the transaction for these services and revenue from these transactions is recognized on a gross basis (with the exception of FedEx SmartPost as described below). Costs associated with independent contractor settlements are recognized as incurred and included in the caption “Purchased transportation” in the accompanying consolidated statements of income. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $421 million in 2012, $375 million in 2011 and $374 million in 2010.

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

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs are charged to expense as incurred. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2012	2011
Wide-body aircraft and related equipment	15 to 30 years	$7,161	$6,536
Narrow-body and feeder aircraft and related equipment	5 to 18 years	1,881	1,517
Package handling and ground support equipment	3 to 30 years	2,101	1,985
Vehicles	3 to 15 years	1,411	1,076
Computer and electronic equipment	2 to 10 years	930	776
Facilities and other	2 to 40 years	3,764	3,653

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values as it did in 2012 with certain aircraft. Such changes did not materially affect depreciation expense in any period presented; however, changes to the estimated lives of certain aircraft will impact 2013 depreciation expense. In May 2012, FedEx Express made the decision to accelerate the retirement of 54 aircraft and related engines to better align with the delivery schedule for replacement aircraft, and we expect an additional $69 million in accelerated depreciation expense in 2013, with a partial offset from the avoidance of depreciation related to the aircraft retirements (described in the “Impairment of Long-Lived Assets” section below).

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $2.1 billion in 2012 and $1.9 billion in 2011 and 2010. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $85 million in 2012, $71 million in 2011 and $80 million in 2010.

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

In May 2012, we made the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million ($84 million, net of tax, or $0.26 per diluted share) was recorded in the fourth quarter. The decision to retire these aircraft, the majority of which were temporarily idled and not in revenue service, will better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes.

In 2011, we incurred asset impairment charges of $29 million related to the combination of our LTL operations at FedEx Freight (see “FedEx Freight Network Combination” below for additional information). There were no material property and equipment impairment charges recognized in 2010.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we would proceed to a two-step process to test goodwill for impairment including comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. A calculated-value method is employed for purposes of determining the asset values for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). Our expected rate of return is a judgmental matter which is reviewed on an annual basis and revised as appropriate.

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

At May 31, 2012, we recorded a decrease to equity through OCI of $2.4 billion (net of tax) based primarily on year-end adjustments related to increases in our projected benefit obligation due to a decrease in the discount rate used to measure the liability at May 31, 2012. At May 31, 2011, we recorded a decrease to equity through OCI of $350 million (net of tax) based primarily on year-end adjustments related to increases in our projected benefit obligation due to a decrease in the discount rate used to measure the liability at May 31, 2011.

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

SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

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

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive income were $60 million at May 31, 2012, $156 million at May 31, 2011 and $30 million at May 31, 2010.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. In 2011, the pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract becomes amendable in March 2013. In addition to our pilots at FedEx Express, certain of FedEx’s non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method.

TREASURY SHARES. During the second quarter of 2012, we repurchased 2.8 million FedEx common shares at an average price of $70 per share for a total of $197 million. As of May 31, 2012, 2.9 million shares remained under existing share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On June 4, 2012, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock. The dividend was paid on July 2, 2012 to stockholders of record as of the close of business on June 18, 2012. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

FEDEX FREIGHT NETWORK COMBINATION. The combination of our FedEx Freight and FedEx National LTL operations was completed on January 30, 2011. These actions resulted in total program costs of $133 million, which includes $89 million of impairment and other charges and $44 million of other program costs recorded during 2011.

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

During our fiscal year, the Financial Accounting Standards Board issued new guidance to make the presentation of items within OCI more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective for our fiscal year ending May 31, 2013.

We believe there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

During 2012, we continued to expand our FedEx Express international network. On July 25, 2011, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. Last year, FedEx Express completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash on February 22, 2011. The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations or financial condition and therefore, pro forma financial information has not been presented. Substantially all of the purchase price was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit.

Subsequent to year-end, we completed the following acquisitions:

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Rapidão Cometa Logística e Transportes S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

Based on the timing of the completion of these acquisitions in relation to the date of issuance of the financial statements, the initial purchase price accounting was not completed for these acquisitions. The financial results of these acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2013 results. These acquisitions will give us more robust transportation networks within these countries and added capabilities in these important global markets.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx
	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Total

Goodwill at May 31, 2010	$1,145	$90	$736	$1,539	$3,510
Accumulated impairment charges	—	—	(133)	(1,177)	(1,310)

Balance as of May 31, 2010	1,145	90	603	362	2,200

Goodwill acquired(1)	89	—	—	—	89
Purchase adjustments and other(2)	38	—	(1)	—	37

Balance as of May 31, 2011	1,272	90	602	362	2,326

Goodwill acquired(3)	104	—	—	—	104
Purchase adjustments and other(2)	(32)	—	—	(11)	(43)

Balance as of May 31, 2012	$1,344	$90	$602	$351	$2,387

Accumulated goodwill impairment charges as of May 31, 2012	$—	$—	$(133)	$(1,177)	$(1,310)

(1)

Goodwill acquired in 2011 relates to the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments.

(3)	Goodwill acquired in 2012 relates to the acquisition of the Mexican domestic express package delivery company, Multipack. See Note 3 for related disclosures.

Our reporting units with significant recorded goodwill include our FedEx Express, FedEx Freight and FedEx Office (reported in the FedEx Services segment) reporting units. We evaluated these reporting units during the fourth quarter of 2012. The estimated fair value of each of these reporting units exceeded their carrying values in 2012 and 2011, and we do not believe that any of these reporting units were at risk as of May 31, 2012.

In 2010, we recorded a charge of $18 million for impairment of the value of the remaining goodwill at our FedEx National LTL reporting unit. The impairment charge resulted from the significant negative impact of the U.S. recession on the LTL industry, which resulted in volume and yield declines and operating losses. In connection with the combination of our LTL networks in 2011, this unit was merged into the FedEx Freight reporting unit.

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $34 million at May 31, 2012 and $38 million at May 31, 2011. Amortization expense for intangible assets was $18 million in 2012, $32 million in 2011 and $51 million in 2010. Estimated amortization expense is expected to be immaterial in 2013.

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2012	2011

Accrued Salaries and Employee Benefits
Salaries	$280	$256
Employee benefits, including variable compensation	803	468
Compensated absences	552	544

	$1,635	$1,268

Accrued Expenses
Self-insurance accruals	$678	$696
Taxes other than income taxes	386	357
Other	645	841

	$1,709	$1,894

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2012, are as follows (in millions):

	May 31,
	2012	2011

Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$300
Interest rate of 7.38%, due in 2014	250	250
Interest rate of 8.00%, due in 2019	750	750
Interest rate of 7.60%, due in 2098	239	239

	1,539	1,539
Capital lease obligations	128	146

	1,667	1,685
Less current portion	417	18

	$1,250	$1,667

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $1.5 billion at May 31, 2012 and May 31, 2011 compared with estimated fair values of $2.0 billion at May 31, 2012 and $1.9 billion at May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have a shelf registration statement filed with the Securities and Exchange Commission that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During 2012, we made principal payments in the amount of $29 million related to capital lease obligations. During 2011, we repaid our $250 million 7.25% unsecured notes that matured on February 15, 2011. During 2011, we made principal payments in the amount of $12 million related to capital lease obligations.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 53% at May 31, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2012, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

We issue other financial instruments in the normal course of business to support our operations, including standby letters of credit and surety bonds. We had a total of $609 million in letters of credit outstanding at May 31, 2012, with $107 million unused under our primary $500 million letter of credit facility, and $458 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2045. We leased 10% of our total aircraft fleet under capital or operating leases as of May 31, 2012 as compared to 11% as of May 31, 2011. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	xx,xxx,x	xx,xxx,x
	May 31,
	2012	2011

Aircraft	$7	$8
Package handling and ground support equipment	165	165
Vehicles	16	17
Other, principally facilities	147	145

	335	335
Less accumulated amortization	319	307

	$16	$28

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	XX,XXX,X	XX,XXX,X	XX,XXX,X
	2012	2011	2010

Minimum rentals	$2,018	$2,025	$2,001
Contingent rentals(1)	210	193	152

	$2,228	$2,218	$2,153

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2012 is as follows (in millions):

	XX,XXX,X	XX,XXX,X	XX,XXX,X	XX,XXX,X
		Operating Leases
	Capital Leases	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2013	$120	$486	$1,386	$1,872
2014	2	462	1,263	1,725
2015	2	448	1,124	1,572
2016	1	453	938	1,391
2017	1	391	1,042	1,433
Thereafter	11	1,150	4,843	5,993

Total	137	$3,390	$10,596	$13,986

Less amount representing interest	9

Present value of net minimum lease payments	$128

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2012 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2012, none of these shares had been issued.

NOTE 9: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	XXXXXX	XXXXXX	XXXXXX
	2012	2011	2010

Stock-based compensation expense	$105	$98	$101

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

	XXXXXX	XXXXXX	XXXXXX
	2012	2011	2010

Weighted-average Black-Scholes value	$29.92	$28.12	$20.47
Intrinsic value of options exercised	$67	$80	$77
Black-Scholes Assumptions:
Expected lives	6.0 years	5.9 years	5.7 years
Expected volatility	34%	34%	32%
Risk-free interest rate	1.79%	2.36%	3.24%
Dividend yield	0.563%	0.558%	0.742%

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

The following table summarizes information about stock option activity for the year ended May 31, 2012:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2011	20,163,163	$81.20

Granted	3,303,368	87.90
Exercised	(2,142,410)	59.73
Forfeited	(292,583)	84.70

Outstanding at May 31, 2012	21,031,538	$84.39	5.6 years	$193

Exercisable	13,608,746	$87.59	4.2 years	$115

Expected to vest	6,977,189	$78.53	8.2 years	$73

Available for future grants	8,912,829

(1)	Only presented for options with market value at May 31, 2012 in excess of the exercise price of the option.

The options granted during the year ended May 31, 2012 are primarily related to our principal annual stock option grant in June 2011.

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2012:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2011	626,380	$73.20

Granted	214,435	88.95
Vested	(248,413)	78.25
Forfeited	(2,530)	74.98

Unvested at May 31, 2012	589,872	$76.79

During the year ended May 31, 2011, there were 235,998 shares of restricted stock granted with a weighted-average fair value of $78.74. During the year ended May 31, 2010, there were 391,786 shares of restricted stock granted with a weighted-average fair value of $57.07.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during the year	Fair value (in millions)
2010	2,296,211	$63
2011	2,721,602	67
2012	2,807,809	70

As of May 31, 2012, there was $150 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2012 represented 9% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 10: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	xx,xxx,x	xx,xxx,x	xx,xxx,x
	2012	2011	2010
Basic earnings per common share:
Net earnings allocable to common shares(1)	$2,029	$1,449	$1,182
Weighted-average common shares	315	315	312

Basic earnings per common share	$6.44	$4.61	$3.78

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$2,029	$1,449	$1,182

Weighted-average common shares	315	315	312
Dilutive effect of share-based awards	2	2	2

Weighted-average diluted shares	317	317	314
Diluted earnings per common share	$6.41	$4.57	$3.76

Anti-dilutive options excluded from diluted earnings per common share	12.6	9.3	11.5

(1)	Net earnings available to participating securities were immaterial in all periods presented.

NOTE 11: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2012	2011	2010
Current provision (benefit)
Domestic:
Federal	$(120)	$79	$36
State and local	80	48	54
Foreign	181	198	207

	141	325	297

Deferred provision (benefit)
Domestic:
Federal	947	485	408
State and local	21	12	15
Foreign	—	(9)	(10)

	968	488	413

	$1,109	$813	$710

Our current federal income tax expenses in 2012, 2011 and 2010 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 Freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.

Pre-tax earnings of foreign operations for 2012, 2011 and 2010 were $358 million, $472 million and $555 million, respectively, which represent only a portion of total results associated with international shipments.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2012	2011	2010

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	2.1	1.7	2.4
Other, net	(1.8)	(0.8)	0.1

Effective tax rate	35.3%	35.9%	37.5%

Our 2012 rate was lower than our 2011 rate primarily due to favorable audit developments. The 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state rate driven by favorable audit and legislative developments.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$248	$3,436	$274	$2,675
Employee benefits	2,300	11	1,016	34
Self-insurance accruals	495	—	519	—
Other	338	271	422	269
Net operating loss/credit carryforwards	179	—	172	—
Valuation allowances	(145)	—	(151)	—

	$3,415	$3,718	$2,252	$2,978

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2012	2011

Current deferred tax asset	$533	$610
Noncurrent deferred tax liability	(836)	(1,336)

	$(303)	$(726)

We have $560 million of net operating loss carryovers in various foreign jurisdictions and $510 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2013. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

Permanently reinvested earnings of our foreign subsidiaries amounted to $1 billion at the end of 2012 and $640 million at the end of 2011. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2012, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.3% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $410 million at the end of 2012 and $300 million at the end of 2011.

We file income tax returns in the U.S., various U.S. state and local jurisdictions, and various foreign jurisdictions. The Internal Revenue Service is currently auditing our consolidated U.S. income tax returns for the 2010 and 2011 tax years. We are no longer subject to U.S. federal income tax examination for years through 2009 except for specific and immaterial U.S. federal income tax positions that are in various stages of litigation. We anticipate resolution of part or all of this litigation could occur within 2013, but it would not have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	xxxxxx	xxxxxx	xxxxxx
	2012	2011	2010

Balance at beginning of year	$69	$82	$72
Increases for tax positions taken in the current year	2	2	3
Increases for tax positions taken in prior years	4	6	14
Decreases for tax positions taken in prior years	(35)	(10)	(4)
Settlements	(3)	(11)	(3)
Increases due to acquisitions	15	—	—
Changes due to currency translation	(1)	—	—

Balance at end of year	$51	$69	$82

Our liabilities recorded for uncertain tax positions include $47 million at May 31, 2012 and $56 million at May 31, 2011 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $29 million on May 31, 2012 and $18 million on May 31, 2011. Total interest and penalties included in our consolidated statements of income are immaterial.

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. At May 31, 2012, we recorded a decrease to equity of $2.4 billion (net of tax) attributable to our plans. At May 31, 2011, we recorded a decrease to equity of $350 million (net of tax) attributable to our plans.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	xxxxxxx	xxxxxxx	xxxxxxx
	2012	2011	2010
U.S. domestic and international pension plans	$524	$543	$308
U.S. domestic and international defined contribution plans	338	257	136
Postretirement healthcare plans	70	60	42

	$932	$860	$486

PENSION PLANS. Our largest pension plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index and corporate bond rates. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in compliance with local laws and practices.

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

We use a measurement date of May 31 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year. Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate. Additional information about our pension plans can be found in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) in this Annual Report on Form 10-K (“Annual Report”).

Weighted-average actuarial assumptions for our primary U.S. retirement plans, which represent substantially all of our PBO and accumulated postretirement benefit obligation (“APBO”), are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2012	2011	2010	2012	2011	2010
Discount rate used to determine benefit obligation	4.44%	5.76%	6.37%	4.55%	5.67%	6.11%
Discount rate used to determine net periodic benefit cost	5.76	6.37	7.68	5.67	6.11	7.27
Rate of increase in future compensation levels used to determine benefit obligation	4.62	4.58	4.63	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.58	4.63	4.42	—	—	—
Expected long-term rate of return on assets	8.00	8.00	8.00	—	—	—

The estimated average rate of return on plan assets is the expected future long-term rate of earnings on plan assets and is a forward-looking assumption that materially affects our pension cost. Establishing the expected future rate of investment return on our pension assets is a judgmental matter. We review the expected long-term rate of return on an annual basis and revise it as appropriate. Management considers the following factors in determining this assumption:

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

Our estimated long-term rate of return on plan assets remains at 8% for 2013, consistent with our expected rate of return in 2012 and 2011. Our actual return in each of the past three years exceeded that amount for our principal U.S. domestic pension plan. For the 15-year period ended May 31, 2012, our actual returns were 7.4%.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2013 pension expense, the calculated value method resulted in the same value as the market value, as it did in 2011. For determining 2012 pension expense, we used the calculated value method which resulted in a portion of the asset gain in 2011 being deferred to future years because our actual returns on plan assets significantly exceeded our assumptions.

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our pension plan assets are invested primarily in listed securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. Our largest holding classes are Corporate Fixed Income Securities, U.S. Large Cap Equities, which is indexed to the S&P 500 Index, and Government Fixed Income Securities. Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. As part of our strategy to manage future pension costs and net funded status volatility, we have transitioned to a liability-driven investment strategy with a greater concentration of fixed-income securities to better align plan assets with liabilities. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

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

The fair values of investments by level and asset category and the weighted-average asset allocations for our domestic pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2012
Asset Class	Fair Value	Actual %	Target %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$618	4%	1%	$8	$610
Domestic equities
U.S. large cap equity	4,248	25	24	9	4,239
U.S. SMID cap equity	1,368	8	9	1,368
International equities	1,657	10	12	1,395	262
Private equities	402	2	5			$402
Fixed income securities			49
Corporate	4,565	27			4,565
Government	4,175	24			4,175
Mortgage backed and other	59	—			59
Other	(79)	—	—	(85)	6

	$17,013	100%	100%	$2,695	$13,916	$402

	2011
Asset Class	Fair Value	Actual %	Target %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$409	3%	1%	$107	$302
Domestic equities
U.S. large cap equity	4,280	27	24	26	4,254
U.S. SMID cap equity	1,481	10	9	1,481
International equities	2,013	13	12	1,702	311
Private equities	403	3	5			$403
Fixed income securities			49
Corporate	3,794	24			3,794
Government	3,135	20			3,135
Mortgage backed and other	66	—			66
Other	(63)	—	—	(59)	(4)

	$15,518	100%	100%	$3,257	$11,858	$403

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	2012	2011
Balance at beginning of year	$403	$399
Actual return on plan assets:
Assets held during current year	3	27
Assets sold during the year	38	36
Purchases, sales and settlements	(42)	(59)

Balance at end of the year	$402	$403

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2012 and a statement of the funded status as of May 31, 2012 and 2011 (in millions):

	XXX,XXX,X	XXX,XXX,X	XXX,XXX,X	XXX,XXX,X
	Pension Plans		Postretirement Healthcare Plans
	2012	2011	2012	2011

Accumulated Benefit Obligation (“ABO”)	$21,556	$16,806

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$17,372	$14,484	$648	$565
Service cost	593	521	35	31
Interest cost	976	900	36	34
Actuarial loss	3,789	1,875	98	44
Benefits paid	(502)	(468)	(51)	(48)
Other	(41)	60	24	22

PBO/APBO at the end of year	$22,187	$17,372	$790	$648

Change in Plan Assets
Fair value of plan assets at the beginning of year	$15,841	$13,295	$—	$—
Actual return on plan assets	1,235	2,425	—	—
Company contributions	780	557	27	26
Benefits paid	(502)	(468)	(51)	(48)
Other	(20)	32	24	22

Fair value of plan assets at the end of year	$17,334	$15,841	$—	$—

Funded Status of the Plans	$(4,853)	$(1,531)	$(790)	$(648)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(35)	$(33)	$(33)	$(31)
Noncurrent pension, postretirement healthcare and other benefit obligations	(4,818)	(1,498)	(757)	(617)

Net amount recognized	$(4,853)	$(1,531)	$(790)	$(648)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$8,866	$5,386	$13	$(85)
Prior service (credit) cost and other	(897)	(993)	2	2

Total	$7,969	$4,393	$15	$(83)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$516	$307	$—	$(1)
Prior service credit and other	(114)	(112)	—	—

Total	$402	$195	$—	$(1)

Our pension plans included the following components at May 31, 2012 and 2011 (in millions):

	ABO	PBO	Fair Value of Plan Assets	Funded Status
2012
Qualified	$20,667	$21,192	$17,013	$(4,179)
Nonqualified	352	355	—	(355)
International Plans	537	640	321	(319)

Total	$21,556	$22,187	$17,334	$(4,853)

2011
Qualified	$16,024	$16,445	$15,518	$(927)
Nonqualified	335	339	—	(339)
International Plans	447	588	323	(265)

Total	$16,806	$17,372	$15,841	$(1,531)

The table above provides the ABO, PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. These plans are comprised of our unfunded nonqualified plans, certain international plans and our U.S. Pension Plans. At May 31, 2012 and 2011, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2012	2011
Pension Benefits
Fair value of plan assets	$17,334	$15,815
PBO	(22,187)	(17,346)

Net funded status	$(4,853)	$(1,531)

	ABO Exceeds the Fair Value of Plan Assets
	2012	2011
Pension Benefits
ABO(1)	$(21,555)	$(16,530)

Fair value of plan assets	17,333	15,538
PBO	(22,185)	(17,014)

Net funded status	$(4,852)	$(1,476)

(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2012	2011

Required	$496	$359
Voluntary	226	121

	$722	$480

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX
	Pension Plans			Postretirement Healthcare Plans
	2012	2011	2010	2012	2011	2010
Service cost	$593	$521	$417	$35	$31	$24
Interest cost	976	900	823	36	34	30
Expected return on plan assets	(1,240)	(1,062)	(955)	—	—	—
Recognized actuarial losses (gains) and other	195	184	23	(1)	(5)	(12)

Net periodic benefit cost	$524	$543	$308	$70	$60	$42

Pension costs in 2012 were slightly lower than 2011, as the benefit of significant investment returns on our pension plan assets in 2011 offset the negative impact of a lower discount rate at our May 31, 2011 measurement date.

Amounts recognized in OCI for all plans were as follows (in millions):

	2012				2011
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount

Net loss and other arising during period	$3,777	$2,371	$97	$61	$511	$321	$44	$26
Loss from settlements and curtailments	—	—	—	—	(13)	(8)	—	—
Amortizations:
Prior services credit	113	71	—	—	113	71	—	—
Actuarial (losses) gains and other	(311)	(195)	1	—	(284)	(178)	5	3

Total recognized in OCI	$3,579	$2,247	$98	$61	$327	$206	$49	$29

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (millions):

	Pension Plans	Postretirement Healthcare Plans
2013	$640	$33
2014	723	34
2015	803	36
2016	861	38
2017	922	40
2018-2022	6,289	246

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 8.0% during 2013, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.9% during 2013, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2012 or 2012 benefit expense because the level of these benefits is capped.

NOTE 13: BUSINESS SEGMENT INFORMATION

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (air and ocean freight forwarding and customs brokerage)
FedEx SupplyChain Systems (logistics services)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx SmartPost (small-parcel consolidator)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications and back-office functions)
FedEx TechConnect (customer service, technical support, billings and collections)
FedEx Office (document and business services and package acceptance)

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in expense line items outside of intercompany charges. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications and back-office support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

The FedEx Services segment provides direct and indirect support to our transportation businesses, and we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office, which are an immaterial component of our allocations, are allocated to FedEx Express and FedEx Ground. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments.

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

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	XXXX.XX	XXXX.XX	XXXX.XX	XXXX.XX	XXXX.XX	XXXX.XX
	FedEx Express Segment(1)	FedEx Ground Segment	FedEx Freight Segment(2)	FedEx Services Segment	Other and Eliminations	Consolidated Total

Revenues
2012	$26,515	$9,573	$5,282	$1,671	$(361)	$42,680
2011	24,581	8,485	4,911	1,684	(357)	39,304
2010	21,555	7,439	4,321	1,770	(351)	34,734
Depreciation and amortization
2012	$1,169	$389	$185	$369	$1	$2,113
2011	1,059	337	205	371	1	1,973
2010	1,016	334	198	408	2	1,958
Operating income (loss)
2012	$1,260	$1,764	$162	$—	$—	$3,186
2011	1,228	1,325	(175)	—	—	2,378
2010	1,127	1,024	(153)	—	—	1,998
Segment assets(3)
2012	$17,981	$6,154	$2,807	$4,546	$(1,585)	$29,903
2011	16,463	5,048	2,664	4,278	(1,068)	27,385
2010	14,819	4,118	2,786	4,079	(900)	24,902

(1)       FedEx Express segment 2012 operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines and a reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011.

(2) FedEx Freight segment 2011 operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

(3) Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2012	$2,689	$536	$340	$437	$5	$4,007
2011	2,467	426	153	387	1	3,434
2010	1,864	400	212	340	—	2,816

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2012	2011	2010
FedEx Express segment:
Package:
U.S. overnight box	$6,546	$6,128	$5,602
U.S. overnight envelope	1,747	1,736	1,640
U.S. deferred	3,001	2,805	2,589

Total U.S. domestic package revenue	11,294	10,669	9,831
International priority(1)	8,708	8,228	7,087
International domestic(2)	853	653	578

Total package revenue	20,855	19,550	17,496
Freight:
U.S.	2,498	2,188	1,980
International priority (1)	1,827	1,722	1,303
International airfreight	307	283	251

Total freight revenue	4,632	4,193	3,534
Other(3)	1,028	838	525

Total FedEx Express segment	26,515	24,581	21,555
FedEx Ground segment:
FedEx Ground	8,791	7,855	6,958
FedEx SmartPost	782	630	481

Total FedEx Ground segment	9,573	8,485	7,439
FedEx Freight segment	5,282	4,911	4,321
FedEx Services segment	1,671	1,684	1,770
Other and eliminations	(361)	(357)	(351)

	$42,680	$39,304	$34,734

GEOGRAPHICAL INFORMATION(4)

Revenues:
U.S.	$29,837	$27,461	$24,852
International:
FedEx Express segment	12,370	11,437	9,547
FedEx Ground segment	216	177	140
FedEx Freight segment	101	84	60
FedEx Services segment	156	145	135

Total international revenue	12,843	11,843	9,882

	$42,680	$39,304	$34,734

Noncurrent assets:
U.S.	$18,874	$17,235	$16,089
International	1,973	1,865	1,529

	$20,847	$19,100	$17,618

(1)	International priority includes FedEx International Priority and FedEx International Economy services.

(2)	International domestic revenues include our international intra-country domestic express operations, including acquisitions in India (February 2011) and Mexico (July 2011).

(3)	Other revenues include FedEx Trade Networks and, beginning in the second quarter of 2010, FedEx SupplyChain Systems.

(4)

International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment registered in the U.S. is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2012	2011	2010
Cash payments for:
Interest (net of capitalized interest)	$52	$93	$88

Income taxes	$403	$493	$322
Income tax refunds received	(146)	(106)	(279)

Cash tax payments, net	$257	$387	$43

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

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. FedEx Express has unconditionally guaranteed $667 million in principal of these bonds (with total future principal and interest payments of approximately $852 million as of May 31, 2012) through these leases. Of the $667 million bond principal guaranteed, $116 million was included in capital lease obligations in our balance sheet at May 31, 2012. The remaining $551 million has been accounted for as operating leases.

NOTE 16: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2012 were as follows (in millions):

	Aircraft and Aircraft Related	Facilities and Other(1)	Total

2013	$965	$849	$1,814
2014	558	191	749
2015	824	139	963
2016	912	78	990
2017	1,009	52	1,061
Thereafter	5,166	134	5,300

(1)	Primarily vehicles, facilities, advertising contracts and $550 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2012, our obligation to purchase 13 B777Fs was conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

In December 2011, FedEx Express entered into an agreement to acquire 27 new Boeing 767-300 Freighter (“B767F”) aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. In conjunction with the execution of the B767F aircraft purchase agreement, FedEx Express also delayed the delivery of nine B777F aircraft, five of which were deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. FedEx Express also removed the RLA condition from two of the 15 B777F aircraft and exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

We had $661 million in deposits and progress payments as of May 31, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2012, with the year of expected delivery:

	B757	B767F	B777F	Total

2013	10	—	4	14
2014	—	3	2	5
2015	—	6	2	8
2016	—	6	2	8
2017	—	6	2	8
Thereafter	—	6	16	22

Total	10	27	28	65

On June 29, 2012, FedEx Express entered into a supplemental agreement to purchase nine additional B767F aircraft. Additionally, FedEx Express exercised ten B767F options available under the December 2011 agreement and purchased the right to 15 additional options. Four of these 19 additional B767F aircraft purchases are subject to the RLA condition. These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019 and will replace current MD10-10 and A310-200 aircraft to continue to improve efficiency and technology of FedEx Express’s aircraft fleet.

In conjunction with the additional B767F aircraft purchases, four currently contracted B777F aircraft deliveries that were subject to the RLA condition (two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017) were converted to equivalent purchase value for B767F aircraft. With consideration of these two agreements, there are nine B777F purchase obligations subject to the RLA condition. These aircraft transactions are not included in the table above, as they occurred subsequent to May 31, 2012.

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

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of the following states: Alabama, Arizona, Georgia, Indiana, Kansas (the court previously dismissed without prejudice the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiffs’ failure to exhaust administrative remedies), Louisiana, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, West Virginia and Wisconsin. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case in January 2012 and, in July 2012, issued an opinion that did not make a determination with respect to the correctness of the district court’s decision and, instead, certified two questions to the Kansas Supreme Court related to the classification of the plaintiffs as independent contractors under the Kansas Wage Payment Act.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Specifically, in the five cases in Arkansas, California, Florida, and Oregon (two certified cases), the court’s ruling granted summary judgment in FedEx Ground’s favor on all of the certified claims but did not decide the uncertified claims. In the three cases filed in Kentucky, Nevada and New Hampshire, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim. In May 2012, the Oregon district court dismissed the two Oregon cases, but in June 2012, the plaintiffs in both cases filed notices of appeal with the Ninth Circuit Court of Appeals. In June 2012, the Kentucky district court ruled in favor of FedEx Ground on certain of the plaintiffs’ claims, thereby reducing our potential exposure in the matter.

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

In August 2010, another one of the contractor-model lawsuits that is not part of the multidistrict litigation, Rascon v. FedEx Ground, was certified as a class action by a Colorado state court. The plaintiff in Rascon represents a class of single-route, pickup-and-delivery owner-operators in Colorado who drove vehicles weighing less than 10,001 pounds at any time from August 27, 2005 through the present. The lawsuit seeks unpaid overtime compensation, and related penalties and attorneys’ fees and costs, under Colorado law. Our applications for appeal challenging this class certification decision have been rejected. We settled this matter for an immaterial amount, subject to court approval, in June 2012.

Other contractor-model cases that are not or are no longer part of the multidistrict litigation are in varying stages of litigation.

With respect to the state administrative proceedings relating to the classification of FedEx Ground’s owner-operators as independent contractors, during the second quarter of 2011, the attorneys general in New York and Kentucky each filed lawsuits against FedEx Ground challenging the validity of the contractor model. In January 2012, FedEx Ground settled the lawsuit filed by the Kentucky Attorney General for an immaterial amount, and in April 2012, the lawsuit was dismissed.

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

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against FedEx Express and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against FedEx Express. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. We have reversed the $66 million accrual established in the second quarter of 2011. After the Seventh Circuit denied ATA Airlines’ request for the Seventh Circuit to rehear oral argument on appeal, ATA Airlines asked the U.S. Supreme Court to accept a discretionary appeal of the matter. We believe that it is unlikely that the U.S. Supreme Court will accept the discretionary appeal.

California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court ruled that FedEx Express was liable to the State of California and was prepared to rule as to whether FedEx Express was liable to class members who could prove they were injured by the paystub deficiencies. The judge did not decide on the amount, if any, of liability to the State of California or to the class, but had wide discretion. Prior to any decision on the amount of liability, we reached an agreement to settle this matter for an immaterial amount in October 2011, subject to approval by the court. The court granted final approval of the settlement in July 2012.

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and UPS alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February 2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the U.S. Department of Justice (“DOJ”) into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation are in an early stage and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, we do not believe that a material loss is reasonably possible.

We have received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. We responded to grand jury subpoenas issued in June 2008 and August 2009 and to additional requests for information pursuant to those subpoenas, and we continue to respond and cooperate with the investigation. We do not believe that we have engaged in any illegal activities and will vigorously defend ourselves in any action that may result from the investigation. We cannot estimate the amount or range of loss, if any, in this matter, as such analysis would depend on facts and law that are not yet fully developed or resolved.

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

NOTE 19: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2012(1)
Revenues	$10,521	$10,587	$10,564	$11,008
Operating income	737	780	813	856
Net income	464	497	521	550
Basic earnings per common share(2)	1.46	1.57	1.66	1.74
Diluted earnings per common share	1.46	1.57	1.65	1.73

2011(3)
Revenues	$9,457	$9,632	$9,663	$10,552
Operating income	628	469	393	888
Net income	380	283	231	558
Basic earnings per common share(2)	1.21	0.90	0.73	1.76
Diluted earnings per common share	1.20	0.89	0.73	1.75

(1)

The fourth quarter of 2012 includes an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines at FedEx Express. The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit.

(2)	The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective period.

(3)

The second quarter of 2011 includes a $66 million legal reserve associated with the ATA Airlines lawsuit. Costs related to the combination of our FedEx Freight and FedEx National LTL operations in 2011 were $86 million in the second quarter and $43 million in the third quarter.

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,906	$417	$636	$(116)	$2,843
Receivables, less allowances	3	3,793	943	(35)	4,704
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	261	671	44	—	976
Deferred income taxes	—	514	19	—	533

Total current assets	2,170	5,395	1,642	(151)	9,056

PROPERTY AND EQUIPMENT, AT COST	29	34,301	1,834	—	36,164
Less accumulated depreciation and amortization	20	17,822	1,074	—	18,916

Net property and equipment	9	16,479	760	—	17,248

INTERCOMPANY RECEIVABLE	—	323	1,524	(1,847)	—
GOODWILL	—	1,553	834	—	2,387
INVESTMENT IN SUBSIDIARIES	17,163	2,978	—	(20,141)	—
OTHER ASSETS	2,845	1,099	86	(2,818)	1,212

	$22,187	$27,827	$4,846	$(24,957)	$29,903

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$417	$—	$—	$417
Accrued salaries and employee benefits	83	1,365	187	—	1,635
Accounts payable	6	1,276	482	(151)	1,613
Accrued expenses	184	1,406	119	—	1,709

Total current liabilities	273	4,464	788	(151)	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	250	—	—	1,250
INTERCOMPANY PAYABLE	1,847	—	—	(1,847)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,649	5	(2,818)	836
Other liabilities	4,341	3,193	182	—	7,716

Total other long-term liabilities	4,341	6,842	187	(2,818)	8,552

STOCKHOLDERS’ INVESTMENT	14,726	16,271	3,871	(20,141)	14,727

	$22,187	$27,827	$4,846	$(24,957)	$29,903

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,589	$279	$546	$(86)	$2,328
Receivables, less allowances	—	3,696	912	(27)	4,581
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	77	645	44	—	766
Deferred income taxes	—	598	12	—	610

Total current assets	1,666	5,218	1,514	(113)	8,285

PROPERTY AND EQUIPMENT, AT COST	24	31,916	1,746	—	33,686
Less accumulated depreciation and amortization	18	17,071	1,054	—	18,143

Net property and equipment	6	14,845	692	—	15,543

INTERCOMPANY RECEIVABLE	—	—	1,317	(1,317)	—
GOODWILL	—	1,564	762	—	2,326
INVESTMENT IN SUBSIDIARIES	15,404	2,705	—	(18,109)	—
OTHER ASSETS	1,652	1,039	63	(1,523)	1,231

	$18,728	$25,371	$4,348	$(21,062)	$27,385

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$18	$—	$—	$18
Accrued salaries and employee benefits	50	1,071	147	—	1,268
Accounts payable	—	1,385	430	(113)	1,702
Accrued expenses	198	1,563	133	—	1,894

Total current liabilities	248	4,037	710	(113)	4,882

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	667	—	—	1,667
INTERCOMPANY PAYABLE	1,095	222	—	(1,317)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,842	17	(1,523)	1,336
Other liabilities	1,165	3,001	114	—	4,280

Total other long-term liabilities	1,165	5,843	131	(1,523)	5,616

STOCKHOLDERS’ INVESTMENT	15,220	14,602	3,507	(18,109)	15,220

	$18,728	$25,371	$4,348	$(21,062)	$27,385

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended May 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$36,412	$6,569	$(301)	$42,680

OPERATING EXPENSES:
Salaries and employee benefits	114	14,153	1,832	—	16,099
Purchased transportation	—	4,509	1,944	(118)	6,335
Rentals and landing fees	5	2,221	267	(6)	2,487
Depreciation and amortization	1	1,962	150	—	2,113
Fuel	—	4,877	79	—	4,956
Maintenance and repairs	1	1,882	97	—	1,980
Impairment and other charges	—	134	—	—	134
Intercompany charges, net	(218)	(323)	541	—	—
Other	97	4,482	988	(177)	5,390

	—	33,897	5,898	(301)	39,494

OPERATING INCOME	—	2,515	671	—	3,186

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,032	395	—	(2,427)	—
Interest, net	(75)	31	5	—	(39)
Intercompany charges, net	80	(102)	22	—	—
Other, net	(5)	(10)	9	—	(6)

INCOME BEFORE INCOME TAXES	2,032	2,829	707	(2,427)	3,141

Provision for income taxes	—	875	234	—	1,109

NET INCOME	$2,032	$1,954	$473	$(2,427)	$2,032

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended May 31, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$33,124	$6,498	$(318)	$39,304

OPERATING EXPENSES:
Salaries and employee benefits	109	13,206	1,961	—	15,276
Purchased transportation	—	4,034	1,745	(105)	5,674
Rentals and landing fees	4	2,209	253	(4)	2,462
Depreciation and amortization	1	1,784	188	—	1,973
Fuel	—	4,003	148	—	4,151
Maintenance and repairs	1	1,862	116	—	1,979
Impairment and other charges	—	28	61	—	89
Intercompany charges, net	(222)	(317)	539	—	—
Other	107	4,392	1,032	(209)	5,322

	—	31,201	6,043	(318)	36,926

OPERATING INCOME	—	1,923	455	—	2,378

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,452	200	—	(1,652)	—
Interest, net	(88)	13	(2)	—	(77)
Intercompany charges, net	104	(135)	31	—	—
Other, net	(16)	(14)	(6)	—	(36)

INCOME BEFORE INCOME TAXES	1,452	1,987	478	(1,652)	2,265

Provision for income taxes	—	677	136	—	813

NET INCOME	$1,452	$1,310	$342	$(1,652)	$1,452

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended May 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,360	$5,700	$(326)	$34,734

OPERATING EXPENSES:
Salaries and employee benefits	91	12,026	1,910	—	14,027
Purchased transportation	—	3,424	1,392	(88)	4,728
Rentals and landing fees	4	2,118	240	(3)	2,359
Depreciation and amortization	1	1,751	206	—	1,958
Fuel	—	2,946	160	—	3,106
Maintenance and repairs	1	1,589	125	—	1,715
Impairment and other charges	—	—	18	—	18
Intercompany charges, net	(202)	(109)	311	—	—
Other	105	3,950	1,005	(235)	4,825

	—	27,695	5,367	(326)	32,736

OPERATING INCOME	—	1,665	333	—	1,998

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,184	161	—	(1,345)	—
Interest, net	(100)	41	(12)	—	(71)
Intercompany charges, net	114	(147)	33	—	—
Other, net	(14)	(18)	(1)	—	(33)

INCOME BEFORE INCOME TAXES	1,184	1,702	353	(1,345)	1,894

Provision for income taxes	—	625	85	—	710

NET INCOME	$1,184	$1,077	$268	$(1,345)	$1,184

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(88)	$4,383	$570	$(30)	$4,835

INVESTING ACTIVITIES
Capital expenditures	(5)	(3,792)	(210)	—	(4,007)
Business acquisition, net of cash acquired	—	—	(116)	—	(116)
Proceeds from asset dispositions and other	—	74	—	—	74

CASH USED IN INVESTING ACTIVITIES	(5)	(3,718)	(326)	—	(4,049)

FINANCING ACTIVITIES
Net transfers from (to) Parent	625	(550)	(75)	—	—
Intercompany dividends	—	76	(76)	—	—
Principal payments on debt	—	(29)	—	—	(29)
Proceeds from stock issuances	128	—	—	—	128
Excess tax benefit on the exercise of stock options	18	—	—	—	18
Dividends paid	(164)	—	—	—	(164)
Purchase of treasury stock	(197)	—	—	—	(197)
Other, net	—	(19)	19	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	410	(522)	(132)	—	(244)

Effect of exchange rate changes on cash	—	(5)	(22)	—	(27)
Net increase (decrease) in cash and cash equivalents	317	138	90	(30)	515
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,906	$417	$636	$(116)	$2,843

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25	$3,978	$65	$(27)	$4,041

INVESTING ACTIVITIES
Capital expenditures	(1)	(3,263)	(170)	—	(3,434)
Business acquisition, net of cash acquired	—	(96)	—	—	(96)
Proceeds from asset dispositions and other	—	110	1	—	111

CASH USED IN INVESTING ACTIVITIES	(1)	(3,249)	(169)	—	(3,419)

FINANCING ACTIVITIES
Net transfers from (to) Parent	530	(994)	464	—	—
Payment on loan between subsidiaries	—	235	(235)	—	—
Intercompany dividends	—	61	(61)	—	—
Principal payments on debt	(250)	(12)	—	—	(262)
Proceeds from stock issuances	108	—	—	—	108
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(151)	—	—	—	(151)
Other, net	(5)	(9)	9	—	(5)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	255	(719)	177	—	(287)

Effect of exchange rate changes on cash	—	11	30	—	41
Net increase (decrease) in cash and cash equivalents	279	21	103	(27)	376
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$1,589	$279	$546	$(86)	$2,328

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(450)	$2,942	$653	$(7)	$3,138

INVESTING ACTIVITIES
Capital expenditures	—	(2,661)	(155)	—	(2,816)
Proceeds from asset dispositions and other	—	38	(3)	—	35

CASH USED IN INVESTING ACTIVITIES	—	(2,623)	(158)	—	(2,781)

FINANCING ACTIVITIES
Net transfers from (to) Parent	531	(397)	(134)	—	—
Payment on loan between subsidiaries	—	72	(72)	—	—
Intercompany dividends	—	158	(158)	—	—
Principal payments on debt	(500)	(153)	—	—	(653)
Proceeds from stock issuances	94	—	—	—	94
Excess tax benefit on the exercise of stock options	25	—	—	—	25
Dividends paid	(138)	—	—	—	(138)
Other, net	(20)	(5)	5	—	(20)

CASH USED IN FINANCING ACTIVITIES	(8)	(325)	(359)	—	(692)

Effect of exchange rate changes on cash	—	(8)	3	—	(5)
Net (decrease) increase in cash and cash equivalents	(458)	(14)	139	(7)	(340)
Cash and cash equivalents at beginning of period	1,768	272	304	(52)	2,292

Cash and cash equivalents at end of period	$1,310	$258	$443	$(59)	$1,952

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $2.0 billion at May 31, 2012 and $1.9 billion at May 31, 2011. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $30 million as of May 31, 2012 and $36 million as of May 31, 2011. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2012 and 2011, foreign currency fluctuations positively impacted operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2012, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $75 million for 2013. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2012. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2012(1)	2011(2)	2010	2009(3)	2008(4)
Operating Results
Revenues	$42,680	$39,304	$34,734	$35,497	$37,953
Operating income	3,186	2,378	1,998	747	2,075
Income before income taxes	3,141	2,265	1,894	677	2,016
Net income	2,032	1,452	1,184	98	1,125

Per Share Data
Earnings per share:
Basic	$6.44	$4.61	$3.78	$0.31	$3.64
Diluted	$6.41	$4.57	$3.76	$0.31	$3.60

Average shares of common stock outstanding	315	315	312	311	309
Average common and common equivalent shares outstanding	317	317	314	312	312
Cash dividends declared	$0.52	$0.48	$0.44	$0.44	$0.30

Financial Position
Property and equipment, net	$17,248	$15,543	$14,385	$13,417	$13,478
Total assets	29,903	27,385	24,902	24,244	25,633
Long-term debt, less current portion	1,250	1,667	1,668	1,930	1,506
Common stockholders’ investment	14,727	15,220	13,811	13,626	14,526

Other Operating Data
FedEx Express aircraft fleet	660	688	667	654	677

(1)

Results for 2012 include a $134 million ($84 million, net of tax or $0.26 per share) impairment charge resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in the second quarter of 2011. See Notes 1 and 17 to the accompanying consolidated financial statements.

(2)

Results for 2011 include charges of approximately $199 million ($104 million, net of tax and applicable variable incentive compensation impacts, or $0.33 per diluted share) for the combination of our FedEx Freight and FedEx National LTL operations and a reserve associated with a legal matter at FedEx Express. See Notes 1 and 17 to the accompanying consolidated financial statements.

(3)

Results for 2009 include a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share) primarily for impairment charges associated with goodwill and aircraft. Additionally, common stockholders’ investment includes an other comprehensive income charge of $1.2 billion, net of tax, for the funded status of our retirement plans at May 31, 2009.

(4)

Results for 2008 include a charge of $891 million ($696 million, net of tax, or $2.23 per diluted share) recorded during the fourth quarter, predominantly for impairment charges associated with intangible assets from the FedEx Office acquisition. Additionally, results for 2008 include several 2007 acquisitions.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2012 and 2011, and for each of the three years in the period ended May 31, 2012, and have issued our report thereon dated July 16, 2012 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2012

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2012, 2011, AND 2010

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2012	$97	$160	$—		$163	(a)	$94

2011	93	152	—		148	(a)	97

2010	114	124	—		145	(a)	93

Allowance for Revenue Adjustments

2012	$85	$—	$570	(b)	$571	(c)	$84

2011	73	—	532	(b)	520	(c)	85

2010	82	—	430	(b)	439	(c)	73

Inventory Valuation Allowance:

2012	$169	$15	$—		$—		$184

2011	170	13	—		14		169

2010	175	12	—		17		170

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2012	2011	2010	2009	2008

Earnings:
Income before income taxes	$3,141	$2,265	$1,894	$677	$2,016
Add back:
Interest expense, net of capitalized interest	52	86	79	85	98
Amortization of debt issuance costs	5	16	14	5	5
Portion of rent expense representative of interest factor	797	852	806	795	784

Earnings as adjusted	$3,995	$3,219	$2,793	$1,562	$2,903

Fixed Charges:
Interest expense, net of capitalized interest	$52	$86	$79	$85	$98
Capitalized interest	85	71	80	71	50
Amortization of debt issuance costs	5	16	14	5	5
Portion of rent expense representative of interest factor	797	852	806	795	784

	$939	$1,025	$979	$956	$937

Ratio of Earnings to Fixed Charges	4.3	3.1	2.9	1.6	3.1

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.3 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.6	First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7	Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8	Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.9	Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.10	Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11	Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.12	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.13	Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14	Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.16	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.20	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.22	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference).

10.24	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.26	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.27	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.29	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.30	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreement

10.31	Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.33	Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.34	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.35	Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36	Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37	Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.38	Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.40	Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.41	Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.42	Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.43	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreement

10.44	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Management Contracts/Compensatory Plans or Arrangements

10.45	1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY93 Definitive Proxy Statement, Commission File No. 1-7806, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express’s FY94 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.46	Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.47	1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.48	Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.49	1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)

10.50	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.51	1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.52	2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)

10.53	2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.54	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.55	Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.56	FedEx Corporation Incentive Stock Plan, as amended; Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans; Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended; and Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended. (The FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.57	FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the UK Sub-Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

10.58	Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, 2001 Restricted Stock Plan, as amended, and FedEx Corporation Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.59	Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, 2001 Restricted Stock Plan and FedEx Corporation Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.60	FedEx Corporation 2010 Omnibus Stock Incentive Plan; Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan; and Form of Terms and Conditions of restricted stock grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan. (The FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; and the Form of Terms and Conditions of restricted stock grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference.)

10.61	Amended and Restated FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.62	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.63	Compensation Arrangements with Named Executive Officers.

10.64	Compensation Arrangements with Outside Directors. (Filed as Exhibit 10.1 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.65	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.66	Form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 127 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.