Form 10-Q
period 2012-08-31
FEDEX CORP
filed 2012-09-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at September 17, 2012 314,090,117

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2012 and May 31, 2012	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2012 and 2011	5

Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	24

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	47

ITEM 4. Controls and Procedures	47

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	48

ITEM 1A. Risk Factors	48

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

ITEM 5. Other Information	48

ITEM 6. Exhibits	49

Signature	50

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31,
	2012	May 31,
	(Unaudited)	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,743	$2,843
Receivables, less allowances of $166 and $178	4,780	4,704
Spare parts, supplies and fuel, less allowances of $187 and $184	465	440
Deferred income taxes	518	533
Prepaid expenses and other	371	536

Total current assets	8,877	9,056

PROPERTY AND EQUIPMENT, AT COST	36,962	36,164
Less accumulated depreciation and amortization	19,096	18,916

Net property and equipment	17,866	17,248

OTHER LONG-TERM ASSETS
Goodwill	2,734	2,387
Other assets	1,214	1,212

Total other long-term assets	3,948	3,599

	$30,691	$29,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2012	May 31,
	(Unaudited)	2012
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$117	$417
Accrued salaries and employee benefits	1,157	1,635
Accounts payable	1,643	1,613
Accrued expenses	1,892	1,709

Total current liabilities	4,809	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	2,242	1,250

OTHER LONG-TERM LIABILITIES
Deferred income taxes	879	836
Pension, postretirement healthcare and other benefit obligations	5,519	5,582
Self-insurance accruals	987	963
Deferred lease obligations	839	784
Deferred gains, principally related to aircraft transactions	245	251
Other liabilities	147	136

Total other long-term liabilities	8,616	8,552

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of August 31, 2012 and May 31, 2012	32	32
Additional paid-in capital	2,612	2,595
Retained earnings	17,505	17,134
Accumulated other comprehensive loss	(4,847)	(4,953)
Treasury stock, at cost	(278)	(81)

Total common stockholders’ investment	15,024	14,727

	$30,691	$29,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2012	2011
REVENUES	$10,792	$10,521

OPERATING EXPENSES:
Salaries and employee benefits	4,103	4,004
Purchased transportation	1,680	1,518
Rentals and landing fees	618	620
Depreciation and amortization	573	509
Fuel	1,138	1,244
Maintenance and repairs	542	551
Other	1,396	1,338

	10,050	9,784

OPERATING INCOME	742	737

OTHER INCOME (EXPENSE):
Interest, net	(10)	(11)
Other, net	(5)	(2)

	(15)	(13)

INCOME BEFORE INCOME TAXES	727	724

PROVISION FOR INCOME TAXES	268	260

NET INCOME	$459	$464

EARNINGS PER COMMON SHARE:
Basic	$1.46	$1.46

Diluted	$1.45	$1.46

DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2012	2011
NET INCOME	$459	$464
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax of $4 in 2012 and 2011	43	19
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $37 in 2012 and $18 in 2011	63	30

COMPREHENSIVE INCOME	$565	$513

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2012	2011
Operating Activities:
Net income	$459	$464
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	573	509
Provision for uncollectible accounts	47	43
Stock-based compensation	40	37
Deferred income taxes and other noncash items	122	131
Changes in assets and liabilities:
Receivables	3	(41)
Other assets	147	1
Accounts payable and other liabilities	(474)	(263)
Other, net	(14)	(21)

Cash provided by operating activities	903	860

Investing Activities:
Capital expenditures	(972)	(1,110)
Business acquisitions, net of cash acquired	(483)	(111)
Proceeds from asset dispositions and other	12	5

Cash used in investing activities	(1,443)	(1,216)

Financing Activities:
Principal payments on debt	(301)	(17)
Proceeds from debt issuance	991	—
Proceeds from stock issuances	30	28
Excess tax benefit on the exercise of stock options	4	4
Dividends paid	(44)	(41)
Purchase of treasury stock	(246)	—
Other, net	(9)	—

Cash provided by (used in) financing activities	425	(26)

Effect of exchange rate changes on cash	15	13

Net decrease in cash and cash equivalents	(100)	(369)
Cash and cash equivalents at beginning of period	2,843	2,328

Cash and cash equivalents at end of period	$2,743	$1,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2012 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2012, and the results of our operations and cash flows for the three-month periods ended August 31, 2012 and 2011. Operating results for the three-month period ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2013 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. In the first quarter of 2013, we have continued to expand the international service offerings of FedEx Express by completing the following business acquisitions:

•	Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

These acquisitions give us more robust transportation networks within these countries and added capabilities in these important international markets.

The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented. The estimated fair values of the assets and liabilities related to these acquisitions have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price (summarized in the table below in millions). These allocations will be finalized as soon as the information becomes available, which shall not exceed one year from the acquisition date.

Cash and cash equivalents	$24
Receivables	117
Other current assets	5
Property and equipment	88
Goodwill	333
Intangible assets	58
Other non-current assets	68
Current liabilities	(170)
Long-term liabilities	(16)

Total purchase price	$507

The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $40 million for the three-month period ended August 31, 2012 and $37 million for the three-month period ended August 31, 2011. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We adopted this guidance by including a separate statement of comprehensive income in the first quarter of 2013. In addition, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements during the first quarter of 2013, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

TREASURY SHARES. During the first quarter of 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. As of August 31, 2012, 188,000 shares remained under existing share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On August 17, 2012, our Board of Directors declared a dividend of $0.14 per share of common stock. The dividend will be paid on October 1, 2012 to stockholders of record as of the close of business on September 10, 2012. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Financing Arrangements

In September 2012, we expect to file a new shelf registration statement with the SEC that will allow us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. Interest on these notes is payable semi-annually. We are utilizing the net proceeds for working capital and general corporate purposes.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 53% at August 31, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2012, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $2.2 billion compared with an estimated fair value of $2.6 billion at August 31, 2012 and $1.5 billion compared with an estimated fair value of $2.0 billion at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(3) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31was as follows (in millions, except per share amounts):

	2012	2011
Basic earnings per common share:
Net earnings allocable to common shares(1)	$458	$463
Weighted-average common shares	315	316

Basic earnings per common share	$1.46	$1.46

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$458	$463

Weighted-average common shares	315	316
Dilutive effect of share-based awards	1	2

Weighted-average diluted shares	316	318
Diluted earnings per common share	$1.45	$1.46

Anti-dilutive options excluded from diluted earnings per common share	13.9	13.2

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(4) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2012	2011
U.S. domestic and international pension plans	$169	$132
U.S. domestic and international defined contribution plans	88	86
Postretirement healthcare plans	19	18

	$276	$236

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2012	2011	2012	2011
Service cost	$173	$148	$10	$9
Interest cost	242	244	9	9
Expected return on plan assets	(346)	(309)	—	—
Recognized actuarial losses (gains) and other	100	49	—	—

	$169	$132	$19	$18

Required contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the three-month periods ended August 31 were $140 million in 2012 and $99 million in 2011. In September 2012, we made an additional contribution of $140 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

(5) Business Segment Information

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2012	2011
Revenues
FedEx Express segment	$6,632	$6,592
FedEx Ground segment	2,462	2,278
FedEx Freight segment	1,399	1,328
FedEx Services segment	389	411
Other and eliminations	(90)	(88)

	$10,792	$10,521

Operating Income
FedEx Express segment	$207	$288
FedEx Ground segment	445	407
FedEx Freight segment	90	42

	$742	$737

(6) Commitments

As of August 31, 2012, our purchase commitments under various contracts for the remainder of 2013 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2013 (remainder)	$596	$640	$1,236
2014	577	204	781
2015	966	115	1,081
2016	978	78	1,056
2017	978	53	1,031
Thereafter	5,803	139	5,942

(1)	Primarily vehicles, facilities, advertising contracts, and for the remainder of 2013, a total of $420 million of quarterly contributions to our U.S. Pension Plans.

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

On June 29, 2012, FedEx Express entered into a supplemental agreement to purchase nine additional Boeing 767-300 Freighter (“B767F”) aircraft. Additionally, FedEx Express exercised ten B767F options acquired in December 2011 and purchased the right to 15 additional purchase options. Four of these 19 additional B767F aircraft purchases were conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019 and will replace current MD10-10 and A310-200 aircraft to continue to modernize our aircraft fleet at FedEx Express.

In conjunction with the additional B767F aircraft purchases, four previously contracted Boeing 777 Freighter (“B777F”) aircraft deliveries that were subject to the RLA condition (two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017) were converted to equivalent purchase value for B767F aircraft. Nine B777F purchase obligations remain subject to the RLA condition.

We had $565 million in deposits and progress payments as of August 31, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2012, with the year of expected delivery:

	B757	B767F	B777F	Total
2013 (remainder)	8	—	2	10
2014	—	3	2	5
2015	—	9	2	11
2016	—	10	—	10
2017	—	10	—	10
Thereafter	—	14	16	30

Total	8	46	22	76

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2012 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases
2013 (remainder)	$118	$431	$1,040	$1,471
2014	2	462	1,310	1,772
2015	2	448	1,178	1,626
2016	2	453	985	1,438
2017	1	391	1,085	1,476
Thereafter	11	1,150	5,007	6,157

Total	136	$3,335	$10,605	$13,940

Less amount representing interest	8

Present value of net minimum lease payments	$128

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(7) Contingencies

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

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of the following states: Alabama, Arizona, Georgia, Indiana, Kansas (the court previously dismissed without prejudice the nationwide class claim under the Employee Retirement Income Security Act of 1974 based on the plaintiffs’ failure to exhaust administrative remedies), Louisiana, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, West Virginia and Wisconsin. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case in January 2012 and, in July 2012, issued an opinion that did not make a determination with respect to the correctness of the district court’s decision and, instead, certified two questions to the Kansas Supreme Court related to the classification of the plaintiffs as independent contractors under the Kansas Wage Payment Act. The other 19 cases that are before the Seventh Circuit remain stayed pending a decision of the Kansas Supreme Court.

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

In January 2008, one of the contractor-model lawsuits that is not part of the multidistrict litigation, Anfinson v. FedEx Ground, was certified as a class action by a Washington state court. The plaintiffs in Anfinson represent a class of single-route, pickup-and-delivery owner-operators in Washington from December 21, 2001 through December 31, 2005 and allege that the class members should be reimbursed as employees for their uniform expenses and should receive overtime pay. In March 2009, a jury trial in the Anfinson case was held, and the jury returned a verdict in favor of FedEx Ground, finding that all 320 class members were independent contractors, not employees. The plaintiffs appealed the verdict. In December 2010, the Washington Court of Appeals reversed and remanded for further proceedings, including a new trial. We filed a motion to reconsider, and this motion was denied. In March 2011, we filed a discretionary appeal with the Washington Supreme Court, and in August 2011, that petition was granted. The Washington Supreme Court heard oral argument in February 2012. In July 2012, the Washington Supreme Court affirmed the Washington Court of Appeals’ reversal of the jury verdict and remanded the case to the trial court.

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

In August 2012, another one of the contractor-model lawsuits that was not part of the multidistrict litigation, Scovil v. FedEx Ground, was certified as a class action by the federal district court in Maine. The court certified two state law claims seeking overtime and alleged illegal deductions, and class notices will be sent out to 143 potential class members. The court also previously certified an opt-in class for the Fair Labor Standards Act claims, and 21 people opted into this class.

Other contractor-model cases that are not or are no longer part of the multidistrict litigation are in varying stages of litigation.

With respect to the state administrative proceedings relating to the classification of FedEx Ground’s owner-operators as independent contractors, during the second quarter of 2011, the attorney general in New York filed a lawsuit against FedEx Ground challenging the validity of the contractor model.

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

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against FedEx Express and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against FedEx Express. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. In the third quarter of 2012, we reversed the $66 million accrual established in the second quarter of 2011. After the Seventh Circuit denied ATA Airlines’ request for the Seventh Circuit to rehear oral argument on appeal, ATA Airlines asked the U.S. Supreme Court to accept a discretionary appeal of the matter. We believe that it is unlikely that the U.S. Supreme Court will accept the discretionary appeal.

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

(8) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31was as follows (in millions):

	2012	2011
Cash payments for:
Interest (net of capitalized interest)	$45	$43

Income taxes	$54	$65
Income tax refunds received	(184)	—

Cash tax (refunds) payments, net	$(130)	$65

(9) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $2.0 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,767	$442	$671	$(137)	$2,743
Receivables, less allowances	—	3,793	1,021	(34)	4,780
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	45	742	49	—	836
Deferred income taxes	—	499	19	—	518

Total current assets	1,812	5,476	1,760	(171)	8,877

PROPERTY AND EQUIPMENT, AT COST	27	34,912	2,023	—	36,962
Less accumulated depreciation and amortization	20	17,995	1,081	—	19,096

Net property and equipment	7	16,917	942	—	17,866

INTERCOMPANY RECEIVABLE	—	—	1,061	(1,061)	—
GOODWILL	—	1,554	1,180	—	2,734
INVESTMENT IN SUBSIDIARIES	17,612	3,138	—	(20,750)	—
OTHER ASSETS	2,818	966	216	(2,786)	1,214

	$22,249	$28,051	$5,159	$(24,768)	$30,691

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$117	$—	$—	$117
Accrued salaries and employee benefits	55	932	170	—	1,157
Accounts payable	44	1,230	540	(171)	1,643
Accrued expenses	313	1,390	189	—	1,892

Total current liabilities	412	3,669	899	(171)	4,809

LONG-TERM DEBT, LESS CURRENT PORTION	1,992	250	—	—	2,242
INTERCOMPANY PAYABLE	566	495	—	(1,061)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,665	—	(2,786)	879
Other liabilities	4,255	3,273	209	—	7,737

Total other long-term liabilities	4,255	6,938	209	(2,786)	8,616

STOCKHOLDERS’ INVESTMENT	15,024	16,699	4,051	(20,750)	15,024

	$22,249	$28,051	$5,159	$(24,768)	$30,691

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,906	$417	$636	$(116)	$2,843
Receivables, less allowances	3	3,793	943	(35)	4,704
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	261	671	44	—	976
Deferred income taxes	—	514	19	—	533

Total current assets	2,170	5,395	1,642	(151)	9,056

PROPERTY AND EQUIPMENT, AT COST	29	34,301	1,834	—	36,164
Less accumulated depreciation and amortization	20	17,822	1,074	—	18,916

Net property and equipment	9	16,479	760	—	17,248

INTERCOMPANY RECEIVABLE	—	323	1,524	(1,847)	—
GOODWILL	—	1,553	834	—	2,387
INVESTMENT IN SUBSIDIARIES	17,163	2,978	—	(20,141)	—
OTHER ASSETS	2,845	1,099	86	(2,818)	1,212

	$22,187	$27,827	$4,846	$(24,957)	$29,903

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$417	$—	$—	$417
Accrued salaries and employee benefits	83	1,365	187	—	1,635
Accounts payable	6	1,276	482	(151)	1,613
Accrued expenses	184	1,406	119	—	1,709

Total current liabilities	273	4,464	788	(151)	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	250	—	—	1,250
INTERCOMPANY PAYABLE	1,847	—	—	(1,847)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,649	5	(2,818)	836
Other liabilities	4,340	3,193	183	—	7,716

Total other long-term liabilities	4,340	6,842	188	(2,818)	8,552

STOCKHOLDERS’ INVESTMENT	14,727	16,271	3,870	(20,141)	14,727

	$22,187	$27,827	$4,846	$(24,957)	$29,903

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,094	$1,778	$(80)	$10,792

OPERATING EXPENSES:
Salaries and employee benefits	30	3,589	484	—	4,103
Purchased transportation	—	1,130	583	(33)	1,680
Rentals and landing fees	1	544	75	(2)	618
Depreciation and amortization	—	530	43	—	573
Fuel	—	1,116	22	—	1,138
Maintenance and repairs	—	515	27	—	542
Intercompany charges, net	(60)	(112)	172	—	—
Other	29	1,133	279	(45)	1,396

	—	8,445	1,685	(80)	10,050

OPERATING INCOME	—	649	93	—	742

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	459	29	—	(488)	—
Interest, net	(23)	11	2	—	(10)
Intercompany charges, net	24	(29)	5	—	—
Other, net	(1)	(2)	(2)	—	(5)

INCOME BEFORE INCOME TAXES	459	658	98	(488)	727

Provision for income taxes	—	236	32	—	268

NET INCOME	$459	$422	$66	$(488)	$459

COMPREHENSIVE INCOME	$518	$428	$107	$(488)	$565

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,007	$1,584	$(70)	$10,521

OPERATING EXPENSES:
Salaries and employee benefits	33	3,531	440	—	4,004
Purchased transportation	—	1,080	464	(26)	1,518
Rentals and landing fees	1	555	65	(1)	620
Depreciation and amortization	—	471	38	—	509
Fuel	—	1,224	20	—	1,244
Maintenance and repairs	—	528	23	—	551
Intercompany charges, net	(58)	(90)	148	—	—
Other	24	1,125	232	(43)	1,338

	—	8,424	1,430	(70)	9,784

OPERATING INCOME	—	583	154	—	737

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	464	71	—	(535)	—
Interest, net	(20)	8	1	—	(11)
Intercompany charges, net	21	(28)	7	—	—
Other, net	(1)	(2)	1	—	(2)

INCOME BEFORE INCOME TAXES	464	632	163	(535)	724

Provision for income taxes	—	215	45	—	260

NET INCOME	$464	$417	$118	$(535)	$464

COMPREHENSIVE INCOME	$492	$430	$126	$(535)	$513

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$118	$710	$96	$(21)	$903

INVESTING ACTIVITIES
Capital expenditures	(3)	(844)	(125)	—	(972)
Business acquisitions, net of cash acquired	—	—	(483)	—	(483)
Proceeds from asset dispositions and other	—	15	(3)	—	12

CASH USED IN INVESTING ACTIVITIES	(3)	(829)	(611)	—	(1,443)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(980)	963	17	—	—
Payment on loan between subsidiaries	—	(450)	450	—	—
Principal payments on debt	—	(301)	—	—	(301)
Proceeds from debt issuance	991	—	—	—	991
Proceeds from stock issuances	30	—	—	—	30
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(44)	—	—	—	(44)
Purchase of treasury stock	(246)	—	—	—	(246)
Other, net	(9)	(69)	69	—	(9)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(254)	143	536	—	425

Effect of exchange rate changes on cash	—	1	14	—	15

Net (decrease) increase in cash and cash equivalents	(139)	25	35	(21)	(100)
Cash and cash equivalents at beginning of period	1,906	417	636	(116)	2,843

Cash and cash equivalents at end of period	$1,767	$442	$671	$(137)	$2,743

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$70	$743	$130	$(83)	$860

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,095)	(14)	—	(1,110)
Business acquisition, net of cash acquired	—	—	(111)	—	(111)
Proceeds from asset dispositions and other	—	5	—	—	5

CASH USED IN INVESTING ACTIVITIES	(1)	(1,090)	(125)	—	(1,216)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(335)	356	(21)	—	—
Principal payments on debt	—	(17)	—	—	(17)
Proceeds from stock issuances	28	—	—	—	28
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(41)	—	—	—	(41)
Other, net	—	(15)	15	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(344)	324	(6)	—	(26)

Effect of exchange rate changes on cash	—	5	8	—	13

Net (decrease) increase in cash and cash equivalents	(275)	(18)	7	(83)	(369)
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,314	$261	$553	$(169)	$1,959

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2012, and the related consolidated statements of income, changes in stockholders’ investment and comprehensive income (loss), and cash flows for the year then ended not presented herein, and in our report dated July 16, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 19, 2012

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2012 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communication and back-office support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”) and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”). See “Reportable Segments” for further discussion.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2013 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the three-month periods ended August 31:

		2012	2011	Percent Change
Revenues		$10,792	$10,521	3
Operating income		742	737	1
Operating margin		6.9%	7.0%	(10	) bp
Net income		$459	$464	(1)

Diluted earnings per share		$1.45	$1.46	(1)

The following table shows changes in revenues and operating income by reportable segment for the three-month periods ended August 31, 2012 compared to August 31, 2011 (dollars in millions):
	Revenues		Operating Income
	Dollar Change	Percent Change	Dollar Change	Percent Change
FedEx Express segment	$40	1	$(81)	(28)
FedEx Ground segment	184	8	38	9
FedEx Freight segment	71	5	48	114
FedEx Services segment	(22)	(5)	—	—
Other and eliminations	(2)	NM	—	—

	$271	3	$5	1

Overview

Our revenues and operating income increased slightly in the first quarter of 2013 as continued improvement at FedEx Freight and the sustained strong performance of our FedEx Ground segment offset the impact of reduced demand for priority services at FedEx Express. Our results were impacted by weak global economic conditions, which are driving a shift by our customers to our economy services, as well as U.S. domestic and international priority package volume declines that outpaced our ability to reduce operating costs during the first quarter of 2013 to match demand levels at FedEx Express.

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

Revenue

Revenues increased 3% during the first quarter of 2013 primarily due to yield increases and higher volumes at our FedEx Ground and FedEx Freight segments. At FedEx Ground, revenues increased 8% in the first quarter of 2013 due to increased yields as a result of rate increases and higher volume from market share gains. Revenues increased 5% at FedEx Freight due to higher volumes and increased yields. At our FedEx Express segment, revenues increased 1% as growth in international domestic revenue due to recent business acquisitions, U.S. domestic package yields and our freight-forwarding operations at FedEx Trade Networks were substantially offset by decreases in U.S domestic package volumes.

Operating Income

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	$4,103	$4,004	38.0%	38.1%
Purchased transportation	1,680	1,518	15.6	14.4
Rentals and landing fees	618	620	5.7	5.9
Depreciation and amortization	573	509	5.3	4.8
Fuel	1,138	1,244	10.6	11.8
Maintenance and repairs	542	551	5.0	5.3
Other	1,396	1,338	12.9	12.7

Total operating expenses	$10,050	$9,784	93.1	93.0

Operating margin			6.9%	7.0%

Operating income increased in the first quarter of 2013 as a result of continued profitability improvement at FedEx Freight due to increases in LTL shipments, higher yields and improved efficiencies in our LTL network. Additionally, operating income at FedEx Ground increased in the first quarter of 2013 due to increased yields and higher volume. Our results in the first quarter of 2013 were negatively impacted by reduced profitability at FedEx Express due to the impact of slower global economic growth on demand for our priority services, which outpaced our ability to adjust our operating costs to decreased demand levels within the first quarter.

Operating expenses in the first quarter of 2013 included an increase of 11% in purchased transportation costs due to volume growth at FedEx Ground, costs associated with the expansion of our freight forwarding business at FedEx Trade Networks, recent international business acquisitions and higher utilization of third-party transportation providers. Salaries and employee benefits expenses increased 2% in the first quarter of 2013 primarily due to increases in pension and group health insurance costs partially offset by lower incentive compensation accruals. Depreciation expense increased 13% in the first quarter of 2013 primarily due to aircraft recently placed in service and accelerated depreciation on certain aircraft at FedEx Express.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel costs decreased 9% in the first quarter of 2013 due to lower jet fuel costs and lower aircraft fuel usage. Based on a static analysis of year-over-year changes in fuel prices compared to changes in fuel surcharges, fuel had no impact on operating income in the first quarter of 2013.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2013 and 2012 in the accompanying discussions of each of our transportation segments.

Income Taxes

Our effective tax rate was 36.8% for the first quarter of 2013 and 35.9% for the first quarter of 2012. Our effective tax rate in the first quarter of 2013 was higher than 2012 primarily due to a reduction in the benefits derived from permanently reinvested international earnings, which are generally taxed at lower rates than in the U.S. For 2013, we expect an effective tax rate between 37.0% and 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of August 31, 2012, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2012.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service (IRS) for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

Business Acquisitions

In the first quarter of 2013, we have continued to expand the international service offerings of FedEx Express by completing the following business acquisitions:

•	Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

These acquisitions give us more robust transportation networks within these countries and added capabilities in these important international markets.

The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations. The estimated fair values of the assets and liabilities related to these acquisitions have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price. See Note 1 of the accompanying unaudited financial statements for further discussion of these acquisitions.

Outlook

Our results in the first quarter of 2013 reflect reduced demand for our priority services due to weak global economic conditions. We expect this weakness to persist in the second quarter of 2013 and continue to negatively impact our results. Furthermore, ongoing uncertainty in U.S. and global economic conditions may continue into the second half of 2013 and further constrain our ability to improve revenue and earnings. We are taking actions and evaluating opportunities to reduce costs, improve efficiencies and adjust our networks to match anticipated demand throughout 2013. These actions and opportunities include our recent announcement to develop a voluntary employee buyout plan, and build on actions taken in 2012, including the decisions to remove aircraft from operations and to focus on modernizing our aircraft fleet at FedEx Express. For details on key 2013 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

As described in Note 7 of the accompanying unaudited condensed consolidated financial statements and the “Evolution of Independent Contractor Model” section of our FedEx Ground segment MD&A, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its contractors. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.

See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

NEW ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We adopted this guidance by including a separate statement of comprehensive income in the first quarter of 2013. In addition, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements during the first quarter of 2013, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FEDEX EXPRESS SEGMENT

The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

	2012	2011	Percent Change
Revenues:
Package:
U.S. overnight box	$1,604	$1,640	(2)
U.S. overnight envelope	430	451	(5)
U.S. deferred	702	731	(4)

Total U.S. domestic package revenue	2,736	2,822	(3)

International priority(1)	1,661	1,757	(5)
International economy(2)	487	441	10

Total international export package revenue	2,148	2,198	(2)

International domestic(3)	309	207	49

Total package revenue	5,193	5,227	(1)
Freight:
U.S.	610	591	3
International priority(4)	439	449	(2)
International airfreight	74	77	(4)

Total freight revenue	1,123	1,117	1		Percent of Revenue

Other(5)	316	248	27		2012	2011

Total revenues	6,632	6,592	1		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,473	2,413	2		37.3	36.6
Purchased transportation	537	449	20		8.1	6.8
Rentals and landing fees	415	423	(2)		6.2	6.4
Depreciation and amortization	323	282	15		4.9	4.3
Fuel	986	1,077	(8)		14.9	16.3
Maintenance and repairs	372	380	(2)		5.6	5.8
Intercompany charges	537	548	(2)		8.1	8.3
Other	782	732	7		11.8	11.1

Total operating expenses	6,425	6,304	2		96.9%	95.6%

Operating income	$207	$288	(28)

Operating margin	3.1%	4.4%	(130	) bp

(1)	International priority package services provide time-definite delivery in one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)

International domestic revenues include our international intra-country express operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.
(5)	Other revenues include FedEx Trade Networks and FedEx SupplyChain Systems.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2012	2011	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,092	1,134	(4)
U.S. overnight envelope	575	596	(4)
U.S. deferred	762	829	(8)

Total U.S. domestic ADV	2,429	2,559	(5)

International priority(2)	408	417	(2)
International economy(3)	143	126	13

Total international export ADV	551	543	1

International domestic(4)	681	445	53

Total ADV	3,661	3,547	3

Revenue per package (yield):
U.S. overnight box	$22.59	$22.24	2
U.S. overnight envelope	11.51	11.64	(1)
U.S. deferred	14.17	13.57	4
U.S. domestic composite	17.33	16.97	2
International priority(2)	62.68	64.82	(3)
International economy(3)	52.17	53.91	(3)
International export composite	59.94	62.30	(4)
International domestic(4)	7.00	7.16	(2)
Composite package yield	21.82	22.67	(4)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,077	6,969	2
International priority(5)	3,184	3,132	2
International airfreight	1,104	1,165	(5)

Total average daily freight pounds	11,365	11,266	1

Revenue per pound (yield):
U.S.	$1.33	$1.31	2
International priority(5)	2.12	2.21	(4)
International airfreight	1.03	1.02	1
Composite freight yield	1.52	1.53	(1)

(1)	Package and freight statistics include only the operations of FedEx Express.
(2)	International priority package services provide time-definite delivery in one, two or three business days worldwide.
(3)	International economy package services provide time-definite delivery within five business days worldwide.
(4)

International domestic statistics include our international intra-country express operations, including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(5)	Freight international priority includes FedEx International Priority and FedEx International Economy freight services.

FedEx Express Segment Revenues

Despite lower U.S. domestic package volumes, an unfavorable exchange rate impact and lower fuel surcharge revenue, FedEx Express segment revenues increased 1% in the first quarter of 2013 due to the impact of new business acquisitions, U.S. domestic package yield growth, growth in our freight-forwarding business at FedEx Trade Networks and higher international export package volumes. U.S. domestic package volumes decreased 5% in the first quarter of 2013 due to weak global economic conditions resulting in reduced demand for our services. International export package volume increased 1% driven by increases in FedEx international economy from Europe and Asia. International domestic revenues increased 49% during the first quarter of 2013 due to recent international business acquisitions. International export package yields decreased 4% due to unfavorable exchange rates and lower fuel surcharges. U.S. domestic package yields increased 2% in the first quarter of 2013 primarily due to increased rate per pound partially offset by lower fuel surcharges.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2012	2011
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.00%	15.00%
High	14.50	16.50
Weighted-average	12.12	15.52

International Fuel Surcharges:
Low	12.00	15.00
High	20.50	23.00
Weighted-average	16.13	17.80

On September 18, 2012, we announced a 5.9% average list price increase effective January 7, 2013, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

Although FedEx Express segment revenues increased in the first quarter of 2013, operating income and operating margin decreased due to declining U.S. domestic package volumes, the demand shift toward lower-yielding international services and increased depreciation and employee benefits expenses, which more than offset on-going cost-containment activities such as reductions in flight hours and labor hours. Recent business acquisitions and exchange rate fluctuations affected both revenue and expense but had little net impact on operating income for the first quarter of 2013.

In the first quarter of 2013, purchased transportation costs increased 20% due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks, recent international business acquisitions and higher utilization of third-party transportation providers, primarily in Latin America. Salaries and employee benefits costs increased 2% in the first quarter of 2013 due to higher pension and medical costs, partially offset by lower incentive compensation accruals. Other operating expenses increased 7% in the first quarter of 2013 primarily due to costs related to our recent business acquisitions. Depreciation and amortization expense increased 15% during the first quarter of 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Fuel costs decreased 8% during the first quarter of 2013 due to decreases in the average price per gallon of jet fuel and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in the first quarter of 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT

The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2012	2011	Change
Revenues:
FedEx Ground	$2,273	$2,116	7		Percent of Revenue
FedEx SmartPost	189	162	17		2012	2011

Total revenues	2,462	2,278	8		100.0%	100.0%

Operating expenses:
Salaries and employee benefits	377	351	7		15.3	15.4
Purchased transportation	946	886	7		38.4	38.9
Rentals	74	66	12		3.0	2.9
Depreciation and amortization	103	93	11		4.2	4.1
Fuel	3	2	NM		0.1	0.1
Maintenance and repairs	46	44	5		1.9	1.9
Intercompany charges	262	241	9		10.6	10.6
Other	206	188	10		8.4	8.2

Total operating expenses	2,017	1,871	8		81.9%	82.1%

Operating income	$445	$407	9

Operating margin	18.1%	17.9%	20	bp

Average daily package volume
FedEx Ground	3,898	3,722	5
FedEx SmartPost	1,664	1,415	18

Revenue per package (yield)
FedEx Ground	$8.94	$8.73	2
FedEx SmartPost	$1.75	$1.76	(1)

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 8% during the first quarter of 2013 due to yield and volume growth at FedEx Ground and volume growth at FedEx SmartPost.

Average daily volume at FedEx Ground increased 5% during the first quarter of 2013 due to market share gains resulting from continued growth in our commercial business and our FedEx Home Delivery service. FedEx Ground yield increased 2% during the first quarter of 2013 primarily due to rate increases.

FedEx SmartPost volumes grew 18% during the first quarter of 2013 as a result of the growth in e-commerce. Yields at FedEx SmartPost decreased 1% during the first quarter of 2013 primarily due to higher postage costs partially offset by rate increases. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the United States Postal Service (“USPS”).

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three-month periods ended August 31:

	2012	2011
Low	7.00%	9.00%
High	8.50	9.50
Weighted-average	7.80	9.32

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 9% during the first quarter of 2013 due to yield and package volume growth. Purchased transportation costs increased 7% during the first quarter of 2013 primarily as a result of volume growth. Salaries and employee benefits expense increased 7% during the first quarter of 2013 primarily due to increased additional staffing to support volume growth. Intercompany charges increased 9% in the first quarter of 2013 primarily due to higher allocated information technology, sales and marketing costs.

Evolution of Independent Contractor Model

Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax audits or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions support our classification, and we believe our relationship with the contractors is generally excellent. For a description of these proceedings, see “Risk Factors” and Note 7 of the accompanying unaudited condensed consolidated financial statements.

For additional information on the FedEx Ground Independent Service Provider model, see Part 1, Item 1 of our Annual Report under the caption “Evolution of Independent Contractor Model.”

FEDEX FREIGHT SEGMENT

The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2012	2011	Change		2012	2011
Revenues	$1,399	$1,328	5		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	599	578	4		42.8	43.5
Purchased transportation	226	207	9		16.2	15.6
Rentals	29	28	4		2.1	2.1
Depreciation and amortization	53	44	20		3.8	3.3
Fuel	148	165	(10)		10.6	12.4
Maintenance and repairs	48	50	(4)		3.4	3.8
Intercompany charges	111	109	2		7.9	8.2
Other	95	105	(10)		6.8	7.9

Total operating expenses	1,309	1,286	2		93.6%	96.8%

Operating income	$90	$42	114

Operating margin	6.4%	3.2%	320	bp

Average daily LTL shipments (in thousands)
Priority	61.4	61.3	—
Economy	26.6	23.7	12

Total average daily LTL shipments	88.0	85.0	4

Weight per LTL shipment (lbs)
Priority	1,215	1,186	2
Economy	999	1,082	(8)
Composite weight per LTL shipment	1,150	1,157	(1)
LTL yield (revenue per hundredweight)
Priority	$17.73	$17.94	(1)
Economy	25.33	23.13	10
Composite LTL yield	$19.72	$19.29	2

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 5% during the first quarter of 2013 as a result of higher average daily LTL shipments and yields. Average daily LTL shipments increased 4% during the first quarter of 2013 due to an increase in customer demand for our FedEx Freight Economy service offering. Additionally, we increased the number of customers using both FedEx Freight Priority and Economy service offerings in the first quarter of 2013.

Total LTL yield increased 2% during the first quarter of 2013 due to improvements in FedEx Freight Economy yield resulting from higher rates and lower weight per LTL shipment. FedEx Freight Priority yield declined slightly due to higher weight per LTL shipment and the negative impact of weakened economic conditions on pricing for priority services. Changes in weight per shipment generally have an inverse effect on LTL yields, as a decrease in weight per shipment will cause an increase in yield.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2012	2011
Low	21.80%	19.80%
High	24.00	23.40
Weighted-average	22.60	22.90

In July 2012, FedEx Freight implemented a rate increase of 6.9% for LTL shipments. In June 2011, FedEx Freight increased the fuel surcharge rate to a maximum of 3.6 percentage points above previous levels.

FedEx Freight Segment Operating Income

Operating income increased 114% and operating margin increased 320 basis points at FedEx Freight in the first quarter of 2013 primarily due to increased average daily LTL shipments and LTL yield growth, particularly in our FedEx Freight Economy services, and ongoing improvements from efficiencies in our integrated network.

In the first quarter of 2013, salaries and employee benefits increased 4% primarily due to a volume-related increase in labor hours and higher medical and pension costs, partially offset by lower incentive compensation accruals. Purchased transportation costs increased 9% in the first quarter of 2013 due to increased utilization of rail and higher rates. Other operating expenses decreased 10% in the first quarter of 2013 due to higher legal settlements and bad debt expense in the prior year. Depreciation and amortization increased 20% due to continued investment in transportation equipment and technology.

Fuel costs decreased 10% during the first quarter of 2013 due to increased utilization of rail, fuel efficiency improvements and a lower average price per gallon of diesel fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had minimal impact on operating income in the first quarter of 2013.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.7 billion at August 31, 2012, compared to $2.8 billion at May 31, 2012. The following table provides a summary of our cash flows for the three-month periods ended August 31(in millions):

	2012	2011
Operating activities:
Net income	$459	$464
Noncash charges and credits	782	720
Changes in assets and liabilities	(338)	(324)

Cash provided by operating activities	903	860

Investing activities:
Capital expenditures	(972)	(1,110)
Business acquisitions, net of cash acquired	(483)	(111)
Proceeds from asset dispositions and other	12	5

Cash used in investing activities	(1,443)	(1,216)

Financing activities:
Principal payments on debt	(301)	(17)
Proceeds for debt issuance	991	—
Proceeds from stock issuances	30	28
Excess tax benefit on the exercise of stock options	4	4
Dividends paid	(44)	(41)
Purchase of treasury stock	(246)	—
Other	(9)	—

Cash provided by (used in) financing activities	425	(26)

Effect of exchange rate changes on cash	15	13

Net decrease in cash and cash equivalents	$(100)	$(369)

Cash flows from operating activities increased $43 million in the first quarter of 2013 primarily due to an income tax refund, partially offset by our pension contributions. We made contributions of $140 million to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first quarter of 2013 and $99 million in contributions to our U.S. Pension Plans during the first quarter of 2012. Capital expenditures during the first three months of 2013 were lower primarily due to decreased spending at FedEx Express for aircraft. See “Capital Resources” for a discussion of capital expenditures during 2013 and 2012.

During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. Interest on these notes is payable semi-annually. We are utilizing the net proceeds for working capital and general corporate purposes.

During the first quarter of 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. As of August 31, 2012, 188,000 shares remained under existing share repurchase authorizations.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31(in millions):

	2012	2011	Dollar Change	Percent Change
Aircraft and related equipment	$474	$700	$(226)	(32)
Facilities and sort equipment	113	95	18	19
Vehicles	264	174	90	52
Information and technology investments	91	128	(37)	(29)
Other equipment	30	13	17	NM

Total capital expenditures	$972	$1,110	$(138)	(12)

FedEx Express segment	749	872	(123)	(14)
FedEx Ground segment	86	94	(8)	(9)
FedEx Freight segment	44	29	15	52
FedEx Services segment	90	115	(25)	(22)
Other	3	—	3	NM

Total capital expenditures	$972	$1,110	$(138)	(12)

Capital expenditures during the first quarter of 2013 were lower than the prior-year period primarily due to decreased spending for aircraft at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2013 included the delivery of four Boeing 757 (“B757”) aircraft and two Boeing 777 Freighter (“B777F”) aircraft.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations, and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at August 31, 2012 includes $394 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. We expect lower capital expenditures in 2013 and anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $3.9 billion in 2013 and include spending for aircraft and related equipment at FedEx Express, facility projects at FedEx Express and FedEx Ground and vehicle replacement at all our transportation segments. We invested $474 million in aircraft and aircraft-related equipment in the first quarter of 2013 and expect to invest an additional $823 million for aircraft and aircraft-related equipment during the remainder of 2013. We have several aircraft modernization programs underway which are supported by the purchase of B777F, Boeing 767-300 Freighter and B757 aircraft. These are substantially more fuel-efficient per unit than the aircraft type previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. We will have a benefit from the tax expensing and accelerated depreciation provisions of the Tax Relief Act of 2010 on qualifying capital investments we make until December 31, 2012.

In September 2012, we expect to file a new shelf registration statement with the Securities and Exchange Commission (“SEC”) that will allow us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 53% at August 31, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2012, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

In September 2012, we made $140 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2013, we have $280 million in required contributions to our U.S. Pension Plans.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa1 and commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2012. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2012. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2013 (1)	2014	2015	2016	2017	Thereafter	Total

Operating activities:
Operating leases	$1,471	$1,772	$1,626	$1,438	$1,476	$6,157	$13,940
Non-capital purchase obligations and other	155	202	114	78	53	139	741
Interest on long-term debt	70	129	111	111	111	2,146	2,678
Quarterly contributions to our U.S. Pension Plans	420	—	—	—	—	—	420

Investing activities:
Aircraft and aircraft-related capital commitments	596	577	966	978	978	5,803	9,898
Other capital purchase obligations	66	2	1	—	—	—	69

Financing activities:
Debt	—	250	—	—	—	1,981	2,231
Capital lease obligations	118	2	2	2	1	11	136

Total	$2,896	$2,934	$2,820	$2,607	$2,619	$16,237	$30,113

(1)	Cash obligations for the remainder of 2013.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 6 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2012.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($52 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

Included in the table above are anticipated quarterly contributions to our U.S. Pension Plans totaling $420 million for the remainder of 2013 ($140 million of which was paid in September 2012).

FedEx Express had $565 million in deposits and progress payments as of August 31, 2012 on aircraft purchases and other planned aircraft-related transactions.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2013, we have no scheduled principal debt payments and payments for principal and interest on capital leases of $136 million, of which $116 million was paid in September 2012.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2012, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or pilot safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

•

adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

•

any impact on our business from disruptions or modifications in service by the USPS, which is a significant customer and vendor of FedEx, as a consequence of the USPS’s current financial difficulties, any resulting structural changes to its operations, network, service offerings or pricing or its decision to solicit proposals for the provision of air transportation services currently provided by FedEx Express;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•

the increasing costs of compliance with federal and state governmental agency mandates, including those related to healthcare benefits, and defending against inappropriate or unjustified enforcement of other actions by such agencies;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2012, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2013, the U.S. dollar has weakened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2012; however, this weakening did not have a material effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 7 of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 1-30, 2012	—	—	—	2,888,000
July 1-31, 2012	2,700,000	$90.94	2,700,000	188,000
Aug. 1-31, 2012	—	—	—	188,000

Total	2,700,000	$90.94	2,700,000	—

The repurchases were made under share repurchase programs that were approved by our Board of Directors and announced in July 2003 and through which we were authorized to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 5 million shares of our common stock. A total of 188,000 shares remain authorized for purchase under the 2003 share repurchase program, which is the only such program that currently exists. This program does not have an expiration date.

Item 5. Other Information

Exhibit 99.1 to this report reflects the retrospective adoption of new accounting guidance with respect to certain financial information contained in our Annual Report. We are filing this exhibit for the purpose of incorporating its contents in the shelf registration statement on Form S-3 that we intend to file on or about September 19, 2012.

As previously discussed in this report, on June 1, 2012, we adopted the authoritative guidance issued by the FASB on the presentation of comprehensive income. This guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income.

Exhibit 99.1 presents the retrospective application of this new accounting guidance for our fiscal years ended May 31, 2012, 2011 and 2010, and should be read in conjunction with the information included in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Presentation of Comprehensive Income.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: September 19, 2012	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Presentation of Comprehensive Income.

101.1	Interactive Data Files.

E-1