Form 10-Q
period 2012-11-30
FEDEX CORP
filed 2012-12-20
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Common Stock, par value $0.10 per share	Outstanding Shares at December 18, 2012 314,461,506

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2012 and May 31, 2012	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2012 and 2011	5

Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	27

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	28

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	53

ITEM 4. Controls and Procedures	53

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	54

ITEM 1A. Risk Factors	54

ITEM 6. Exhibits	54

Signature	55

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2012	May 31,
	(Unaudited)	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,517	$2,843
Receivables, less allowances of $172 and $178	5,202	4,704
Spare parts, supplies and fuel, less allowances of $194 and $184	456	440
Deferred income taxes	510	533
Prepaid expenses and other	474	536

Total current assets	9,159	9,056

PROPERTY AND EQUIPMENT, AT COST	37,749	36,164
Less accumulated depreciation and amortization	19,400	18,916

Net property and equipment	18,349	17,248

OTHER LONG-TERM ASSETS
Goodwill	2,757	2,387
Other assets	1,047	1,212

Total other long-term assets	3,804	3,599

	$31,312	$29,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2012	May 31,
	(Unaudited)	2012
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$1	$417
Accrued salaries and employee benefits	1,297	1,635
Accounts payable	1,730	1,613
Accrued expenses	1,800	1,709

Total current liabilities	4,828	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	2,241	1,250

OTHER LONG-TERM LIABILITIES
Deferred income taxes	973	836
Pension, postretirement healthcare and other benefit obligations	5,447	5,582
Self-insurance accruals	985	963
Deferred lease obligations	910	784
Deferred gains, principally related to aircraft transactions	239	251
Other liabilities	146	136

Total other long-term liabilities	8,700	8,552

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of November 30, 2012 and May 31, 2012	32	32
Additional paid-in capital	2,635	2,595
Retained earnings	17,899	17,134
Accumulated other comprehensive loss	(4,770)	(4,953)
Treasury stock, at cost	(253)	(81)

Total common stockholders’ investment	15,543	14,727

	$31,312	$29,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
REVENUES	$11,107	$10,587	$21,899	$21,108

OPERATING EXPENSES:
Salaries and employee benefits	4,133	3,982	8,236	7,986
Purchased transportation	1,860	1,576	3,540	3,094
Rentals and landing fees	630	623	1,248	1,243
Depreciation and amortization	592	518	1,165	1,027
Fuel	1,235	1,200	2,373	2,444
Maintenance and repairs	511	511	1,053	1,062
Other	1,428	1,397	2,824	2,735

	10,389	9,807	20,439	19,591

OPERATING INCOME	718	780	1,460	1,517

OTHER INCOME (EXPENSE):
Interest, net	(18)	(7)	(28)	(18)
Other, net	(8)	4	(13)	2

	(26)	(3)	(41)	(16)

INCOME BEFORE INCOME TAXES	692	777	1,419	1,501

PROVISION FOR INCOME TAXES	254	280	522	540

NET INCOME	$438	$497	$897	$961

EARNINGS PER COMMON SHARE:
Basic	$1.39	$1.57	$2.85	$3.04

Diluted	$1.39	$1.57	$2.84	$3.02

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13	$0.42	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
NET INCOME	$438	$497	$897	$961
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax of $2, $26, $6 and $22	14	(110)	57	(91)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $38, $18, $75 and $36	63	30	126	60

COMPREHENSIVE INCOME	$515	$417	$1,080	$930

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2012	2011
Operating Activities:
Net income	$897	$961
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,165	1,027
Provision for uncollectible accounts	93	84
Stock-based compensation	64	60
Deferred income taxes and other noncash items	267	278
Changes in assets and liabilities:
Receivables	(503)	(291)
Other assets	94	(44)
Accounts payable and other liabilities	(345)	119
Other, net	(14)	(26)

Cash provided by operating activities	1,718	2,168

Investing Activities:
Capital expenditures	(1,888)	(2,217)
Business acquisitions, net of cash acquired	(483)	(114)
Proceeds from asset dispositions and other	20	15

Cash used in investing activities	(2,351)	(2,316)

Financing Activities:
Principal payments on debt	(417)	(18)
Proceeds from debt issuance	991	—
Proceeds from stock issuances	53	32
Excess tax benefit on the exercise of stock options	6	5
Dividends paid	(88)	(82)
Purchase of treasury stock	(246)	(197)
Other, net	(9)	—

Cash provided by (used in) financing activities	290	(260)

Effect of exchange rate changes on cash	17	(24)

Net decrease in cash and cash equivalents	(326)	(432)
Cash and cash equivalents at beginning of period	2,843	2,328

Cash and cash equivalents at end of period	$2,517	$1,896

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2012, the results of our operations for the three- and six-month periods ended November 30, 2012 and 2011 and cash flows for the six-month periods ended November 30, 2012 and 2011. Operating results for the three- and six-month periods ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2013 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. In the first quarter of 2013, we expanded the international service offerings of FedEx Express by completing the following business acquisitions:

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

The estimated fair values of the assets and liabilities related to these acquisitions have been recorded in the FedEx Express segment and are included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price (summarized in the table below in millions). These allocations will be finalized as soon as the information becomes available and working capital adjustments are completed, which will not exceed one year from the acquisition date.

Current assets	$143
Property and equipment	88
Goodwill	348
Intangible assets	60
Other non-current assets	68
Current liabilities	(166)
Long-term liabilities	(34)

Total purchase price	$507

The goodwill of $348 million is primarily attributable to expected benefits from synergies of the combinations with existing businesses and acquired entities. The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $25 million for the three-month period ended November 30, 2012 and $64 million for the six-month period ended November 30, 2012. Our stock-based compensation expense was $23 million for the three-month period ended November 30, 2011 and $60 million for the six-month period ended November 30, 2011. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three-month and six-month periods ended November 30, 2012 and 2011. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first half of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

TREASURY SHARES. During the first quarter of 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. As of November 30, 2012, 188,000 shares remained under existing share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On November 2, 2012, our Board of Directors declared a dividend of $0.14 per share of common stock. The dividend was paid on December 17, 2012 to stockholders of record as of the close of business on November 21, 2012. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Financing Arrangements

In September 2012, we filed a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the second quarter of 2013, we made principal payments of $116 million related to capital lease obligations. During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. Interest on these notes is payable semi-annually. We are utilizing the net proceeds for working capital and general corporate purposes.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 53% at November 30, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2012, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $2.2 billion compared with an estimated fair value of $2.6 billion at November 30, 2012 and $1.5 billion compared with an estimated fair value of $2.0 billion at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(3) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Basic earnings per common share:
Net earnings allocable to common shares(1)	$437	$495	$895	$959
Weighted-average common shares	314	315	314	316

Basic earnings per common share	$1.39	$1.57	$2.85	$3.04

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$437	$495	$895	$959

Weighted-average common shares	314	315	314	316
Dilutive effect of share-based awards	1	1	2	1

Weighted-average diluted shares	315	316	316	317
Diluted earnings per common share	$1.39	$1.57	$2.84	$3.02

Anti-dilutive options excluded from diluted earnings per common share	14.3	14.2	14.1	13.7

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(4) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
U.S. domestic and international pension plans	$171	$132	$340	$264
U.S. domestic and international defined contribution plans	87	81	175	167
Postretirement healthcare plans	20	17	39	35

	$278	$230	$554	$466

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Pension Plans
Service cost	$173	$149	$346	$297
Interest cost	242	244	484	488
Expected return on plan assets	(345)	(309)	(691)	(618)
Recognized actuarial losses and other	101	48	201	97

	$171	$132	$340	$264

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Postretirement Healthcare Plans
Service cost	$11	$9	$21	$18
Interest cost	9	9	18	18
Recognized actuarial gains and other	—	(1)	—	(1)

	$20	$17	$39	$35

Required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the six-month periods ended November 30 were $280 million in 2012 and $226 million in 2011. In December 2012, we made an additional contribution of $140 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Revenues
FedEx Express segment	$6,858	$6,583	$13,490	$13,175
FedEx Ground segment	2,593	2,339	5,055	4,617
FedEx Freight segment	1,377	1,325	2,776	2,653
FedEx Services segment	405	427	794	838
Other and eliminations	(126)	(87)	(216)	(175)

	$11,107	$10,587	$21,899	$21,108

Operating Income
FedEx Express segment	$230	$342	$437	$630
FedEx Ground segment	412	398	857	805
FedEx Freight segment	76	40	166	82

	$718	$780	$1,460	$1,517

(6) Commitments

As of November 30, 2012, our purchase commitments under various contracts for the remainder of 2013 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2013 (remainder)	$350	$404	$754
2014	659	215	874
2015	888	117	1,005
2016	958	75	1,033
2017	952	54	1,006
Thereafter	5,912	139	6,051

(1)	Primarily vehicles, facilities, advertising contracts, and for the remainder of 2013, a total of $280 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $408 million in deposits and progress payments as of November 30, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2012, with the year of expected delivery:

	B757	B767F	B777F	Total
2013 (remainder)	5	—	—	5
2014	—	4	2	6
2015	—	8	2	10
2016	—	10	—	10
2017	—	10	—	10
Thereafter	—	14	16	30

Total	5	46	20	71

On December 11, 2012, FedEx Express entered into an agreement with The Boeing Company for the purchase of four incremental B767F aircraft, the delivery of which will occur in 2015. FedEx Express is also deferring the delivery of two firm B777F aircraft orders from 2015 to 2016. These aircraft transactions are not reflected in the tables above, as they occurred subsequent to the end of the second quarter of 2013.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2012 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2013 (remainder)	$392	$714	$1,106
2014	462	1,383	1,845
2015	448	1,264	1,712
2016	453	1,065	1,518
2017	391	1,183	1,574
Thereafter	1,150	6,003	7,153

Total	$3,296	$11,612	$14,908

Future minimum lease payments under capital leases were immaterial at November 30, 2012 and therefore are excluded from the table above. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Specifically, in the five cases in Arkansas, California, Florida, and Oregon (two certified cases), the court’s ruling granted summary judgment in FedEx Ground’s favor on all of the certified claims but did not decide the uncertified claims. In the three cases filed in Kentucky, Nevada and New Hampshire, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim. In May 2012, the Oregon district court dismissed the two Oregon cases, but in June 2012, the plaintiffs in both cases filed notices of appeal with the Ninth Circuit Court of Appeals. We settled the individual claims in the California case for an immaterial amount, and in November 2012, the plaintiffs filed notices of appeal as to the certified claims to the Ninth Circuit Court of Appeals. In June 2012, the Kentucky district court ruled in favor of FedEx Ground on certain of the plaintiffs’ claims, thereby reducing our potential exposure in the matter.

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

In August 2012, another one of the contractor-model lawsuits that was not part of the multidistrict litigation, Scovil v. FedEx Ground, was certified as a class action by the federal district court in Maine. The court certified two state law claims seeking overtime and alleged illegal deductions; class notices were sent out to 143 potential class members; and three individuals opted out. The court also previously certified an opt-in class for the Fair Labor Standards Act claims, and 21 people opted into this class.

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

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against FedEx Express and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against FedEx Express. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. In the third quarter of 2012, we reversed the $66 million accrual established in the second quarter of 2011. After the Seventh Circuit denied ATA Airlines’ request for the Seventh Circuit to rehear oral argument on appeal, ATA Airlines asked the U.S. Supreme Court to accept a discretionary appeal of the matter. In October 2012, the U.S. Supreme Court denied ATA Airlines’ request.

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February 2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the U.S. Department of Justice (“DOJ”) into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. In November 2012, the DOJ served a civil investigative demand on the third-party consultant seeking all pleadings, depositions and documents produced in the lawsuit. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation are in an early stage and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, we do not believe that a material loss is reasonably possible.

We have received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. We responded to grand jury subpoenas issued in June 2008 and August 2009 and to additional requests for information pursuant to those subpoenas, and we continue to respond and cooperate with the investigation. We believe that our employees have acted in good faith at all times. We do not believe that we have engaged in any illegal activities and will vigorously defend ourselves in any action that may result from the investigation. The DOJ may pursue a criminal indictment and, if we are convicted, remedies could include fines, penalties, financial forfeiture and compliance conditions. We cannot estimate the amount or range of loss, if any, as such analysis would depend on facts and law that are not yet fully developed or resolved.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(8) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2012	2011
Cash payments for:
Interest (net of capitalized interest)	$36	$23

Income taxes	$543	$276
Income tax refunds received	(191)	(6)

Cash tax payments, net	$352	$270

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

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,715	$328	$659	$(185)	$2,517
Receivables, less allowances	—	4,106	1,147	(51)	5,202
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	162	714	54	—	930
Deferred income taxes	—	491	19	—	510

Total current assets	1,877	5,639	1,879	(236)	9,159

PROPERTY AND EQUIPMENT, AT COST	26	35,659	2,064	—	37,749
Less accumulated depreciation and amortization	20	18,264	1,116	—	19,400

Net property and equipment	6	17,395	948	—	18,349

INTERCOMPANY RECEIVABLE	—	—	1,115	(1,115)	—
GOODWILL	—	1,554	1,203	—	2,757
INVESTMENT IN SUBSIDIARIES	18,069	3,238	—	(21,307)	—
OTHER ASSETS	2,781	802	208	(2,744)	1,047

	$22,733	$28,628	$5,353	$(25,402)	$31,312

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$1	$—	$—	$1
Accrued salaries and employee benefits	66	1,020	211	—	1,297
Accounts payable	46	1,347	573	(236)	1,730
Accrued expenses	216	1,386	198	—	1,800

Total current liabilities	328	3,754	982	(236)	4,828

LONG-TERM DEBT, LESS CURRENT PORTION	1,991	250	—	—	2,241
INTERCOMPANY PAYABLE	697	418	—	(1,115)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,704	13	(2,744)	973
Other liabilities	4,174	3,343	210	—	7,727

Total other long-term liabilities	4,174	7,047	223	(2,744)	8,700

STOCKHOLDERS’ INVESTMENT	15,543	17,159	4,148	(21,307)	15,543

	$22,733	$28,628	$5,353	$(25,402)	$31,312

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,906	$417	$636	$(116)	$2,843
Receivables, less allowances	3	3,793	943	(35)	4,704
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	261	671	44	—	976
Deferred income taxes	—	514	19	—	533

Total current assets	2,170	5,395	1,642	(151)	9,056

PROPERTY AND EQUIPMENT, AT COST	29	34,301	1,834	—	36,164
Less accumulated depreciation and amortization	20	17,822	1,074	—	18,916

Net property and equipment	9	16,479	760	—	17,248

INTERCOMPANY RECEIVABLE	—	323	1,524	(1,847)	—
GOODWILL	—	1,553	834	—	2,387
INVESTMENT IN SUBSIDIARIES	17,163	2,978	—	(20,141)	—
OTHER ASSETS	2,845	1,099	86	(2,818)	1,212

	$22,187	$27,827	$4,846	$(24,957)	$29,903

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$417	$—	$—	$417
Accrued salaries and employee benefits	83	1,365	187	—	1,635
Accounts payable	6	1,276	482	(151)	1,613
Accrued expenses	184	1,406	119	—	1,709

Total current liabilities	273	4,464	788	(151)	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	250	—	—	1,250
INTERCOMPANY PAYABLE	1,847	—	—	(1,847)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,649	5	(2,818)	836
Other liabilities	4,340	3,193	183	—	7,716

Total other long-term liabilities	4,340	6,842	188	(2,818)	8,552

STOCKHOLDERS’ INVESTMENT	14,727	16,271	3,870	(20,141)	14,727

	$22,187	$27,827	$4,846	$(24,957)	$29,903

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,225	$1,965	$(83)	$11,107

OPERATING EXPENSES:
Salaries and employee benefits	31	3,569	533	—	4,133
Purchased transportation	—	1,222	673	(35)	1,860
Rentals and landing fees	1	549	81	(1)	630
Depreciation and amortization	1	545	46	—	592
Fuel	—	1,210	25	—	1,235
Maintenance and repairs	1	481	29	—	511
Intercompany charges, net	(59)	(88)	147	—	—
Other	25	1,143	307	(47)	1,428

	—	8,631	1,841	(83)	10,389

OPERATING INCOME	—	594	124	—	718

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	438	70	—	(508)	—
Interest, net	(27)	8	1	—	(18)
Intercompany charges, net	29	(33)	4	—	—
Other, net	(2)	(3)	(3)	—	(8)

INCOME BEFORE INCOME TAXES	438	636	126	(508)	692

Provision for income taxes	—	190	64	—	254

NET INCOME	$438	$446	$62	$(508)	$438

COMPREHENSIVE INCOME	$497	$455	$71	$(508)	$515

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,001	$1,660	$(74)	$10,587

OPERATING EXPENSES:
Salaries and employee benefits	28	3,506	448	—	3,982
Purchased transportation	—	1,122	482	(28)	1,576
Rentals and landing fees	1	557	67	(2)	623
Depreciation and amortization	1	480	37	—	518
Fuel	—	1,181	19	—	1,200
Maintenance and repairs	—	486	25	—	511
Intercompany charges, net	(53)	(135)	188	—	—
Other	23	1,156	262	(44)	1,397

	—	8,353	1,528	(74)	9,807

OPERATING INCOME	—	648	132	—	780

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	497	80	—	(577)	—
Interest, net	(19)	11	1	—	(7)
Intercompany charges, net	21	(27)	6	—	—
Other, net	(2)	(1)	7	—	4

INCOME BEFORE INCOME TAXES	497	711	146	(577)	777

Provision for income taxes	—	202	78	—	280

NET INCOME	$497	$509	$68	$(577)	$497

COMPREHENSIVE INCOME	$525	$480	$(11)	$(577)	$417

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$18,319	$3,743	$(163)	$21,899

OPERATING EXPENSES:
Salaries and employee benefits	61	7,158	1,017	—	8,236
Purchased transportation	—	2,352	1,256	(68)	3,540
Rentals and landing fees	2	1,093	156	(3)	1,248
Depreciation and amortization	1	1,075	89	—	1,165
Fuel	—	2,326	47	—	2,373
Maintenance and repairs	1	996	56	—	1,053
Intercompany charges, net	(119)	(200)	319	—	—
Other	54	2,276	586	(92)	2,824

	—	17,076	3,526	(163)	20,439

OPERATING INCOME	—	1,243	217	—	1,460

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	897	99	—	(996)	—
Interest, net	(50)	19	3	—	(28)
Intercompany charges, net	53	(62)	9	—	—
Other, net	(3)	(5)	(5)	—	(13)

INCOME BEFORE INCOME TAXES	897	1,294	224	(996)	1,419

Provision for income taxes	—	426	96	—	522

NET INCOME	$897	$868	$128	$(996)	$897

COMPREHENSIVE INCOME	$1,015	$883	$178	$(996)	$1,080

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$18,008	$3,244	$(144)	$21,108

OPERATING EXPENSES:
Salaries and employee benefits	61	7,037	888	—	7,986
Purchased transportation	—	2,202	946	(54)	3,094
Rentals and landing fees	2	1,112	132	(3)	1,243
Depreciation and amortization	1	951	75	—	1,027
Fuel	—	2,405	39	—	2,444
Maintenance and repairs	—	1,014	48	—	1,062
Intercompany charges, net	(111)	(225)	336	—	—
Other	47	2,281	494	(87)	2,735

	—	16,777	2,958	(144)	19,591

OPERATING INCOME	—	1,231	286	—	1,517

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	961	151	—	(1,112)	—
Interest, net	(39)	19	2	—	(18)
Intercompany charges, net	42	(55)	13	—	—
Other, net	(3)	(3)	8	—	2

INCOME BEFORE INCOME TAXES	961	1,343	309	(1,112)	1,501

Provision for income taxes	—	417	123	—	540

NET INCOME	$961	$926	$186	$(1,112)	$961

COMPREHENSIVE INCOME	$1,017	$910	$115	$(1,112)	$930

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(32)	$1,652	$167	$(69)	$1,718

INVESTING ACTIVITIES
Capital expenditures	(3)	(1,716)	(169)	—	(1,888)
Business acquisitions, net of cash acquired	—	—	(483)	—	(483)
Proceeds from asset dispositions and other	—	22	(2)	—	20

CASH USED IN INVESTING ACTIVITIES	(3)	(1,694)	(654)	—	(2,351)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(863)	891	(28)	—	—
Payment on loan between subsidiaries	—	(430)	430	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(417)	—	—	(417)
Proceeds from debt issuance	991	—	—	—	991
Proceeds from stock issuances	53	—	—	—	53
Excess tax benefit on the exercise of stock options	6	—	—	—	6
Dividends paid	(88)	—	—	—	(88)
Purchase of treasury stock	(246)	—	—	—	(246)
Other, net	(9)	(93)	93	—	(9)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(156)	(48)	494	—	290

Effect of exchange rate changes on cash	—	1	16	—	17

Net (decrease) increase in cash and cash equivalents	(191)	(89)	23	(69)	(326)
Cash and cash equivalents at beginning of period	1,906	417	636	(116)	2,843

Cash and cash equivalents at end of period	$1,715	$328	$659	$(185)	$2,517

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$135	$1,814	$248	$(29)	$2,168

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,161)	(55)	—	(2,217)
Business acquisition, net of cash acquired	—	—	(114)	—	(114)
Proceeds from asset dispositions and other	—	15	—	—	15

CASH USED IN INVESTING ACTIVITIES	(1)	(2,146)	(169)	—	(2,316)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(481)	484	(3)	—	—
Intercompany dividends	—	21	(21)	—	—
Principal payments on debt	—	(18)	—	—	(18)
Proceeds from stock issuances	32	—	—	—	32
Excess tax benefit on the exercise of stock options	5	—	—	—	5
Dividends paid	(82)	—	—	—	(82)
Purchase of treasury stock	(197)	—	—	—	(197)
Other, net	—	(16)	16	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(723)	471	(8)	—	(260)

Effect of exchange rate changes on cash	—	(6)	(18)	—	(24)

Net (decrease) increase in cash and cash equivalents	(589)	133	53	(29)	(432)
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,000	$412	$599	$(115)	$1,896

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

December 20, 2012

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues	$11,107	$10,587	5		$21,899	$21,108	4
Operating income	718	780	(8)		1,460	1,517	(4)
Operating margin	6.5%	7.4%	(90	)bp	6.7%	7.2%	(50	)bp
Net income	$438	$497	(12)		$897	$961	(7)

Diluted earnings per share	$1.39	$1.57	(11)		$2.84	$3.02	(6)

The following table shows changes in revenues and operating income by reportable segment for the periods ended November 30, 2012 compared to November 30, 2011 (dollars in millions):

	Change in Revenues		Percent Change in Revenue		Change in Operating Income		Percent Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$275	$315	4	2	$(112)	$(193)	(33)	(31)
FedEx Ground segment	254	438	11	9	14	52	4	6
FedEx Freight segment	52	123	4	5	36	84	90	102
FedEx Services segment	(22)	(44)	(5)	(5)	—	—	—	—
Other and eliminations	(39)	(41)	NM	NM	—	—	—	—

	$520	$791	5	4	$(62)	$(57)	(8)	(4)

Overview

Despite an increase in revenues in the second quarter and first half of 2013, operating income and operating margins decreased as the continued strong performance of FedEx Ground and improving results at FedEx Freight were offset by reduced profitability at FedEx Express from higher demand for our lower yielding international services. Our results for the second quarter include a $0.11 per diluted share negative impact of Superstorm Sandy, primarily at FedEx Express, which caused severe damage in portions of the Northeastern United States region, particularly in New York and New Jersey, where each of our business segments have significant operations. This storm negatively impacted our operations, resulting in reduced shipment volumes and incremental operating costs. The results for the second quarter of 2013 also reflect the net year-over-year negative impact, primarily at FedEx Express, from the timing lag that exists between when fuel prices change and indexed fuel surcharges automatically adjust.

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

Revenue

Revenues increased 5% in the second quarter of 2013 and 4% in the first half of 2013, despite service interruptions and reduced shipments due to the impact of Superstorm Sandy. At FedEx Express, revenues increased 4% in the second quarter of 2013 and 2% in the first half of 2013 primarily driven by increases in international domestic revenues due to recent acquisitions, growth in our freight-forwarding business at FedEx Trade Networks and higher international export volume. Revenues were partially offset by lower U.S. domestic package revenue and the demand shift toward lower-yielding international services in the second quarter and first half of 2013. At FedEx Ground, revenues increased 11% in the second quarter and 9% in the first half of 2013 due to volume growth from market share gains and increased yields due to rate increases. Revenues increased 4% in the second quarter and 5% in the first half of 2013 at FedEx Freight as a result of higher average daily LTL shipments and yield.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	$4,133	$3,982	$8,236	$7,986
Purchased transportation	1,860	1,576	3,540	3,094
Rentals and landing fees	630	623	1,248	1,243
Depreciation and amortization	592	518	1,165	1,027
Fuel	1,235	1,200	2,373	2,444
Maintenance and repairs	511	511	1,053	1,062
Other	1,428	1,397	2,824	2,735

Total operating expenses	$10,389	$9,807	$20,439	$19,591

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	37.2%	37.6%	37.6%	37.8%
Purchased transportation	16.7	14.9	16.2	14.7
Rentals and landing fees	5.7	5.9	5.7	5.9
Depreciation and amortization	5.3	4.9	5.3	4.9
Fuel	11.1	11.3	10.8	11.6
Maintenance and repairs	4.6	4.8	4.8	5.0
Other	12.9	13.2	12.9	12.9

Total operating expenses	93.5	92.6	93.3	92.8

Operating margin	6.5%	7.4%	6.7%	7.2%

Operating income and operating margin decreased in both the second quarter and first half of 2013 as a result of lower profitability at FedEx Express. Reduced profitability at FedEx Express in the second quarter of 2013 was driven by the demand shift toward lower-yielding international services, the negative impact of year-over-year net fuel changes, higher depreciation expense, and the impact of Superstorm Sandy. In the first half of 2013, lower profitability at FedEx Express was primarily due to lower U.S. domestic package volume, the demand shift toward lower-yielding international services, and higher depreciation and pension expenses. Our operating income was positively impacted in the second quarter and first half of 2013 by increased yields and higher volumes at our FedEx Freight and FedEx Ground segments.

Purchased transportation costs increased 18% in the second quarter and 14% in the first half of 2013 due to volume growth at FedEx Ground, recent international business acquisitions and the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and employee benefits increased 4% in the second quarter and 3% in the first half of 2013 primarily due to increases in pension and group health insurance costs, partially offset by lower incentive compensation accruals. Depreciation and amortization expense increased 14% in the second quarter and 13% in the first half of 2013 due to aircraft recently placed in service and accelerated depreciation on certain aircraft at FedEx Express.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 3% during the second quarter of 2013 due to increases in the average price per gallon of fuel. However, fuel expense decreased 3% in the first half of 2013 due to lower jet fuel costs and lower aircraft fuel usage. Based on a static analysis of year-over-year changes in fuel prices compared to changes in fuel surcharges, fuel had a negative impact on operating income in the first half of 2013.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and first half of 2013 and 2012 in the accompanying discussions of each of our transportation segments.

Income Taxes

Our effective tax rate was 36.8% for the second quarter and first half of 2013, compared with 36.1% for the second quarter of 2012 and 36.0% for the first half of 2012. Our effective tax rate in 2013 was higher than in 2012 primarily due to lower benefits derived from permanently reinvested international earnings, which are generally taxed at lower rates than in the U.S. For the remainder of 2013, we expect our effective tax rate to be approximately 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of November 30, 2012, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2012.

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

Business Acquisitions

In the first quarter of 2013, we expanded the international service offerings of FedEx Express by completing the following business acquisitions:

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

Outlook

For the remainder of 2013, we expect weakness in global economic conditions, growing uncertainty in the U.S. on the outcome of tax and spending policy decisions and increased demand for our lower yielding international services to restrain earnings growth. However, weakness at FedEx Express will be partially offset by the sustained strong performance driven by yield and market share growth from our FedEx Ground and FedEx Freight segments.

Profit Improvement Programs. During the second quarter of 2013, we announced programs targeting annual profitability improvement of $1.7 billion during the next three years. The majority of the profitability improvement will come from initiatives at FedEx Express and FedEx Services and includes the following:

•

Cost reductions in selling, general and administrative functions, including information technology, through headcount reductions, streamlining of processes and elimination of less essential work, as well as deriving greater value from strategic sourcing

•	Modernization of our aircraft fleet, transformation of the U.S. domestic operations and international profit improvements at FedEx Express

•	Improved efficiencies and lower costs of information technology at FedEx Services

Our overall profit improvement plan includes offering voluntary cash buyouts to eligible U.S.-based employees, beginning in February 2013. The voluntary buyout program will include voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance to be calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay.

Costs of the benefits provided under the voluntary programs will be recognized in the period that eligible employees accept their offers, predominantly in the fourth quarter of 2013. We expect the pretax cost of the voluntary buyout program to range from approximately $550 to $650 million, but actual costs will depend on employee acceptance rates. Other costs associated with the profit improvement initiatives will be recognized in the period incurred. Eligible employees will vacate positions in three phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Employees in the first phase will vacate their positions on May 31, 2013.

These programs, combined with continued profit improvements at FedEx Ground and FedEx Freight, are expected to increase margins, improve cash flows and increase our competitiveness. The ultimate costs and savings from our profit improvement initiatives will depend, upon other things, on the number of employees that participate in the voluntary buyout program and the timing and execution of these programs. We expect to begin realizing the benefits of these programs in 2014, with a significant portion of the benefits to be achieved by the end of 2015.

Other Outlook Matters. For additional details on key 2013 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We adopted this guidance by including a separate statement of comprehensive income for the three-month and six-month periods ended November 30, 2012 and 2011. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first half of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FEDEX EXPRESS SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues:
Package:
U.S. overnight box	$1,609	$1,623	(1)		$3,213	$3,263	(2)
U.S. overnight envelope	409	421	(3)		839	872	(4)
U.S. deferred	732	731	—		1,434	1,462	(2)

Total U.S. domestic package revenue	2,750	2,775	(1)		5,486	5,597	(2)

International priority(1)	1,678	1,711	(2)		3,339	3,468	(4)
International economy(2)	514	460	12		1,001	901	11

Total international export package revenue	2,192	2,171	1		4,340	4,369	(1)

International domestic(3)	384	217	77		693	424	63

Total package revenue	5,326	5,163	3		10,519	10,390	1
Freight:
U.S.	645	628	3		1,255	1,219	3
International priority(4)	446	470	(5)		885	919	(4)
International airfreight	77	74	4		151	151	—

Total freight revenue	1,168	1,172	—		2,291	2,289	—
Other(5)	364	248	47		680	496	37

Total revenues	6,858	6,583	4		13,490	13,175	2
Operating expenses:
Salaries and employee benefits	2,488	2,377	5		4,961	4,790	4
Purchased transportation	608	448	36		1,145	897	28
Rentals and landing fees	418	421	(1)		833	844	(1)
Depreciation and amortization	336	288	17		659	570	16
Fuel	1,074	1,039	3		2,060	2,116	(3)
Maintenance and repairs	349	354	(1)		721	734	(2)
Intercompany charges	535	548	(2)		1,072	1,096	(2)
Other	820	766	7		1,602	1,498	7

Total operating expenses	6,628	6,241	6		13,053	12,545	4

Operating income	$230	$342	(33)		$437	$630	(31)

Operating margin	3.4%	5.2%	(180	)bp	3.2%	4.8%	(160	)bp

(1)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)

International domestic revenues include our international intra-country express operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.
(5)	Other revenues include FedEx Trade Networks and FedEx SupplyChain Systems.

	Percent of Revenue		Percent of Revenue
	Three Months Ended 2012	Three Months Ended 2011	Six Months Ended 2012	Six Months Ended 2011
Operating expenses:
Salaries and employee benefits	36.3%	36.1%	36.8%	36.3%
Purchased transportation	8.9	6.8	8.5	6.8
Rentals and landing fees	6.1	6.4	6.2	6.4
Depreciation and amortization	4.9	4.4	4.9	4.3
Fuel	15.6	15.8	15.3	16.1
Maintenance and repairs	5.1	5.4	5.3	5.6
Intercompany charges	7.8	8.3	7.9	8.3
Other	11.9	11.6	11.9	11.4

Total operating expenses	96.6	94.8	96.8	95.2

Operating margin	3.4%	5.2%	3.2%	4.8%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2012	2011	Change	2012	2011	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,141	1,168	(2)	1,116	1,151	(3)
U.S. overnight envelope	564	582	(3)	570	589	(3)
U.S. deferred	828	838	(1)	794	834	(5)

Total U.S. domestic ADV	2,533	2,588	(2)	2,480	2,574	(4)

International priority(2)	445	431	3	426	424	—
International economy(3)	157	138	14	150	132	14

Total international export ADV	602	569	6	576	556	4

International domestic(4)	884	529	67	781	486	61

Total ADV	4,019	3,686	9	3,837	3,616	6

Revenue per package (yield):
U.S. overnight box	$22.39	$22.05	2	$22.49	$22.15	2
U.S. overnight envelope	11.51	11.48	—	11.51	11.56	—
U.S. deferred	14.04	13.84	1	14.10	13.70	3
U.S. domestic composite	17.24	17.01	1	17.28	16.99	2
International priority(2)	59.91	62.98	(5)	61.26	63.90	(4)
International economy(3)	51.97	52.99	(2)	52.07	53.43	(3)
International export composite	57.84	60.56	(4)	58.86	61.42	(4)
International domestic(4)	6.88	6.51	6	6.93	6.81	2
Composite package yield	21.04	22.23	(5)	21.42	22.45	(5)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,719	7,630	1	7,393	7,295	1
International priority(5)	3,212	3,451	(7)	3,197	3,289	(3)
International airfreight	1,166	1,213	(4)	1,135	1,188	(4)

Total average daily freight pounds	12,097	12,294	(2)	11,725	11,772	—

Revenue per pound (yield):
U.S.	$1.32	$1.31	1	$1.33	$1.31	2
International priority(5)	2.21	2.16	2	2.16	2.18	(1)
International airfreight	1.05	0.97	8	1.04	0.99	5
Composite freight yield	1.53	1.51	1	1.53	1.52	1

(1)	Package and freight statistics include only the operations of FedEx Express.
(2)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(3)	International economy package services provide time-definite delivery within five business days worldwide.
(4)

International domestic statistics include our international intra-country express operations, including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(5)	Freight international priority includes FedEx International Priority and FedEx International Economy freight services.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 4% in the second quarter and 2% in the first half of 2013 primarily due to the impact of new business acquisitions, an increase in international export package volume and growth in our freight-forwarding business at FedEx Trade Networks. Revenue growth from higher international volume was partially offset by declines in international export package yield in the second quarter of 2013 and lower U.S. domestic package volume in the second quarter and first half of 2013. In addition, lower fuel surcharges negatively impacted revenue during the first half of 2013.

International domestic revenues increased 77% in the second quarter and 63% in the first half of 2013 due to recent business acquisitions while total international export volumes increased 6% in the second quarter and 4% in the first half of 2013 driven by increases in FedEx International Economy services from Europe and Asia. International export package yields decreased 4% in the second quarter primarily due to the demand shift toward lower-yielding services and lower fuel surcharges, and decreased 4% in the first half of 2013 due to lower fuel surcharges and exchange rate fluctuations. U.S. domestic package volumes decreased 2% in the second quarter and 4% in the first half of 2013 due to weakness in economic conditions resulting in reduced demand for our services.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
U.S. Domestic and Outbound Fuel Surcharge:
Low	11.50%	14.00%	10.00%	14.00%
High	14.00	15.50	14.50	16.50
Weighted-average	13.04	14.67	12.58	15.10

International Fuel Surcharges:
Low	13.50	14.00	12.00	14.00
High	20.00	21.00	20.50	23.00
Weighted-average	17.22	17.33	16.69	17.63

On September 18, 2012, FedEx Express announced a 5.9% average list price increase effective January 7, 2013, for FedEx Express U.S. domestic, U.S. export and U.S. import services while we lowered our fuel surcharge index by two percentage points. In September 2011, we announced a 5.9% average list price increase effective January 3, 2012, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin decreased in the second quarter of 2013 due to the demand shift toward lower-yielding international services, the negative impact of year-over-year net fuel changes, increased depreciation expense, the impact of Superstorm Sandy and higher pension costs. In the first half of 2013, operating income and operating margin decreased due to declining U.S. domestic package volume, the demand shift toward lower-yielding international services, and higher depreciation and pension expenses.

Purchased transportation costs increased 36% in the second quarter and 28% in the first half of 2013 due to recent business acquisitions and the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and employee benefits increased 5% in the second quarter and 4% in the first half of 2013 due to higher pension costs, partially offset by lower incentive compensation accruals. Other operating expenses increased 7% in both the second quarter and first half of 2013 primarily due to business acquisitions. Depreciation and amortization expense increased 17% in the second quarter and 16% in the first half of 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Fuel costs increased 3% in the second quarter of 2013 due to an increase in the average price per gallon of fuel in the quarter, although fuel costs decreased 3% in the first half of 2013 due to decreases in the average price per gallon of jet fuel and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact on operating income in both the second quarter and first half of 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

U.S. Postal Service Agreement

Under an agreement with the U.S. Postal Service (“USPS”) that runs through September 2013, FedEx Express provides domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. The USPS has solicited proposals for the provision of these services upon the expiration of the current agreement, and we have responded to its bid request. We expect a decision from the USPS during the first quarter of calendar year 2013. For additional information, see the “Risk Factors” section of our Annual Report.

FEDEX GROUND SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues:
FedEx Ground	$2,359	$2,143	10		$4,632	$4,259	9
FedEx SmartPost	234	196	19		423	358	18

Total revenues	2,593	2,339	11		5,055	4,617	9

Operating expenses:
Salaries and employee benefits	396	362	9		773	713	8
Purchased transportation	1,057	933	13		2,003	1,819	10
Rentals	85	72	18		159	138	15
Depreciation and amortization	110	94	17		213	187	14
Fuel	4	5	NM		7	7	NM
Maintenance and repairs	46	43	7		92	87	6
Intercompany charges	262	245	7		524	486	8
Other	221	187	18		427	375	14

Total operating expenses	2,181	1,941	12		4,198	3,812	10

Operating income	$412	$398	4		$857	$805	6

Operating margin	15.9%	17.0%	(110	)bp	17.0%	17.4%	(40	)bp

Average daily package volume
FedEx Ground	4,283	3,979	8		4,087	3,849	6
FedEx SmartPost	2,038	1,737	17		1,848	1,573	17

Revenue per package (yield)
FedEx Ground	$8.72	$8.53	2		$8.83	$8.62	2
FedEx SmartPost	$1.82	$1.79	2		$1.79	$1.78	1

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	15.3%	15.5%	15.3%	15.4%
Purchased transportation	40.8	39.9	39.6	39.4
Rentals	3.3	3.1	3.1	3.0
Depreciation and amortization	4.2	4.0	4.2	4.1
Fuel	0.1	0.2	0.1	0.2
Maintenance and repairs	1.8	1.8	1.8	1.9
Intercompany charges	10.1	10.5	10.4	10.5
Other	8.5	8.0	8.5	8.1

Total operating expenses	84.1	83.0	83.0	82.6

Operating margin	15.9%	17.0%	17.0%	17.4%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 11% in the second quarter and 9% in the first half of 2013 due to volume and yield growth at both FedEx Ground and FedEx SmartPost.

Average daily volume at FedEx Ground increased 8% during the second quarter and 6% in the first half of 2013 due to market share gains from continued growth in our FedEx Home Delivery service and increases in our commercial business. FedEx Ground yield increased 2% during both the second quarter and first half of 2013 primarily due to increased rates and higher extra service revenue.

FedEx SmartPost volumes grew 17% during both the second quarter and first half of 2013 as a result of growth in e-commerce. Yields at FedEx SmartPost increased 2% in the second quarter and 1% in the first half of 2013 primarily due to changes in service mix and rate increases, partially offset by higher postage costs. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Low	7.00%	8.50%	7.00%	8.50%
High	8.50	8.50	8.50	9.50
Weighted-average	7.88	8.50	7.84	8.90

On November 30, 2012, FedEx Ground and FedEx Home Delivery announced a 4.9% average list price increase effective January 7, 2013. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates will also increase. In December 2011, FedEx Ground and FedEx Home Delivery announced a 4.9% average list price increase effective January 2, 2012. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 4% in the second quarter and 6% in the first half of 2013 primarily due to higher volume and yield growth, partially offset by higher rates paid to our independent contractors and increased network expansion costs. FedEx Ground segment operating margin decreased in the second quarter and first half of 2013 primarily due to lower fuel surcharges, higher purchased transportation costs related to increased fuel costs and the effects of Superstorm Sandy. Purchased transportation costs increased 13% during the second quarter and 10% in the first half of 2013 primarily as a result of volume growth and higher rates paid to our independent contractors. Salaries and employee benefits expense increased 9% in the second quarter and 8% in the first half of 2013 primarily due to increased staffing to support volume growth. Other operating expenses increased 18% in the second quarter and 14% in the first half of 2013 primarily due to both favorable self-insurance experience and an insurance recovery in the prior year.

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

FEDEX FREIGHT SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected statistics for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues	$1,377	$1,325	4		$2,776	$2,653	5
Operating expenses:
Salaries and employee benefits	589	577	2		1,188	1,155	3
Purchased transportation	224	221	1		450	428	5
Rentals	29	29	—		58	57	2
Depreciation and amortization	52	44	18		105	88	19
Fuel	157	156	1		305	321	(5)
Maintenance and repairs	49	48	2		97	98	(1)
Intercompany charges	110	108	2		221	217	2
Other	91	102	(11)		186	207	(10)

Total operating expenses	1,301	1,285	1		2,610	2,571	2

Operating income	$76	$40	90		$166	$82	102

Operating margin	5.5%	3.0%	250	bp	6.0%	3.1%	290	bp

Average daily LTL shipments (in thousands)
Priority(1)	61.6	62.1	(1)		61.5	61.6	—
Economy(2)	26.8	24.7	9		26.7	24.2	10

Total average daily LTL shipments	88.4	86.8	2		88.2	85.8	3

Weight per LTL shipment (lbs)
Priority(1)	1,215	1,184	3		1,215	1,185	3
Economy(2)	989	1,057	(6)		994	1,069	(7)
Composite weight per LTL shipment	1,146	1,147	—		1,148	1,152	—
LTL yield (revenue per hundredweight)
Priority(1)	$18.15	$18.39	(1)		$17.93	$18.16	(1)
Economy(2)	26.29	23.75	11		25.80	23.43	10
Composite LTL yield	$20.28	$19.79	2		$19.99	$19.54	2

(1)	FedEx Freight Priority is utilized when speed is critical, delivering LTL shipments fast and efficiently.
(2)	FedEx Freight Economy is utilized when time can be traded for savings, providing reliable, economical delivery of basic LTL freight shipments.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	42.8%	43.5%	42.8%	43.5%
Purchased transportation	16.3	16.7	16.2	16.1
Rentals	2.1	2.2	2.1	2.2
Depreciation and amortization	3.8	3.3	3.8	3.3
Fuel	11.4	11.8	11.0	12.1
Maintenance and repairs	3.5	3.6	3.5	3.7
Intercompany charges	8.0	8.2	7.9	8.2
Other	6.6	7.7	6.7	7.8

Total operating expenses	94.5	97.0	94.0	96.9

Operating margin	5.5%	3.0%	6.0%	3.1%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 4% during the second quarter and 5% in the first half of 2013 as a result of higher LTL yield and average daily LTL shipments. Average daily LTL shipments increased 2% during the second quarter and 3% in the first half of 2013 due to an increase in customer demand for our FedEx Freight Economy service offering. LTL yield increased 2% during both the second quarter and first half of 2013 due to improvements in FedEx Freight Economy yield resulting from higher rates and lower weight per LTL shipments.

Generally, LTL freight is rated using a standard class system for the LTL industry. These standards typically price light, bulky freight at a higher yield than dense, heavy freight. Accordingly, changes in weight per shipment generally have an inverse effect on our LTL yield, as an increase in weight per shipment will typically cause a decrease in LTL yield. Changes in length of haul generally have a direct effect on our LTL yield, as an increase in length of haul will typically cause an increase in LTL yield.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Low	23.50%	22.20%	21.80%	19.80%
High	24.40	23.70	24.40	23.70
Weighted-average	24.00	22.80	23.30	22.90

In July 2012, FedEx Freight implemented a rate increase of 6.9% for LTL shipments. In June 2011, FedEx Freight increased the fuel surcharge rate to a maximum of 3.6 percentage points above previous levels.

FedEx Freight Segment Operating Income

The FedEx Freight segment operating results for the second quarter and first half of 2013 improved significantly as a result of LTL yield growth and increased average daily LTL shipments, along with ongoing improvements in operational efficiencies in our integrated network.

Salaries and employee benefits increased 2% in the second quarter and 3% in the first half of 2013 primarily due to a volume-related increase in labor hours and higher self-insurance and pension costs, partially offset by lower incentive compensation accruals. Depreciation and amortization expense increased 18% in the second quarter and 19% in the first half of 2013 due to continued investment in transportation equipment and technology. Purchased transportation costs increased 1% in the second quarter and 5% in the first half of 2013 due to increased utilization of rail and higher rates. Other operating expenses decreased 11% in the second quarter primarily due to lower bad debt expense and cargo claims, and 10% in the first half of 2013 due to those factors and higher legal settlements in the prior year.

Fuel costs increased 1% during the second quarter of 2013 due to a higher price per gallon, partially offset by increased utilization of rail and fuel efficiency improvements. Fuel costs decreased 5% in the first half of 2013 due to increased utilization of rail, fuel efficiency improvements and a lower average price per gallon of diesel fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in the second quarter and first half of 2013.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.5 billion at November 30, 2012, compared to $2.8 billion at May 31, 2012. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2012	2011
Operating activities:
Net income	$897	$961
Noncash charges and credits	1,589	1,449
Changes in assets and liabilities	(768)	(242)

Cash provided by operating activities	1,718	2,168

Investing activities:
Capital expenditures	(1,888)	(2,217)
Business acquisitions, net of cash acquired	(483)	(114)
Proceeds from asset dispositions and other	20	15

Cash used in investing activities	(2,351)	(2,316)

Financing activities:
Principal payments on debt	(417)	(18)
Proceeds from debt issuance	991	—
Proceeds from stock issuances	53	32
Dividends paid	(88)	(82)
Purchase of treasury stock	(246)	(197)
Other	(3)	5

Cash provided by (used in) financing activities	290	(260)

Effect of exchange rate changes on cash	17	(24)

Net decrease in cash and cash equivalents	$(326)	$(432)

Cash flows from operating activities decreased $450 million in the first half of 2013 primarily due to higher variable compensation payments. We made required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) of $280 million in the first half of 2013 and $226 million in the first half of 2012. Capital expenditures during the first half of 2013 were lower primarily due to decreased spending at FedEx Express for aircraft. See “Capital Resources” for a discussion of capital expenditures during 2013 and 2012.

During the second quarter of 2013, we made principal payments of $116 million related to capital lease obligations. During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. Interest on these notes is payable semi-annually. We are utilizing the net proceeds for working capital and general corporate purposes.

During the first quarter of 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. As of November 30, 2012, 188,000 shares remained under existing share repurchase authorizations.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change 2012/2011
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2012	2011	2012	2011	Ended	Ended
Aircraft and related equipment	$357	$515	$831	$1,215	(31)	(32)
Facilities and sort equipment	173	163	286	257	6	11
Vehicles	240	235	504	410	2	23
Information and technology investments	80	125	171	253	(36)	(32)
Other equipment	66	69	96	82	(4)	17

Total capital expenditures	$916	$1,107	$1,888	$2,217	(17)	(15)

FedEx Express segment	$517	$754	$1,266	$1,626	(31)	(22)
FedEx Ground segment	177	160	263	254	11	4
FedEx Freight segment	139	91	183	120	53	53
FedEx Services segment	83	102	173	216	(19)	(20)
Other	—	—	3	1	—	NM

Total capital expenditures	$916	$1,107	$1,888	$2,217	(17)	(15)

Capital expenditures during the first half of 2013 were lower than the prior-year period primarily due to decreased spending for aircraft at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the first half of 2013 included the delivery of eight Boeing 757s (“B757”) and four Boeing 777 Freighters (“B777Fs”).

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at November 30, 2012 includes $399 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $3.9 billion in 2013 and include spending for aircraft and related equipment at FedEx Express, facility projects at FedEx Express and FedEx Ground and vehicle replacement at all our transportation segments. We invested $831 million in aircraft and aircraft-related equipment in the first half of 2013 and expect to invest approximately $500 million for aircraft and aircraft-related equipment during the remainder of 2013. We have several aircraft modernization programs underway which are supported by the purchase of B777F, Boeing 767-300 Freighter (“B767F”) and B757 aircraft. These are substantially more fuel-efficient per unit than the aircraft type previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. We will have a benefit from the tax expensing and accelerated depreciation provisions of the Tax Relief Act of 2010 on qualifying capital investments we make until December 31, 2012.

In September 2012, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in April 2016. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 53% at November 30, 2012. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2012, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

In December 2012, we made $140 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2013, we have $140 million in required contributions to our U.S. Pension Plans.

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

On December 11, 2012, FedEx Express entered into an agreement with The Boeing Company for the purchase of four incremental B767F aircraft, the delivery of which will occur in 2015. FedEx Express is also deferring the delivery of two firm B777F aircraft orders from 2015 to 2016.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2012. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2012. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted)
	(in millions)
	2013 (1)	2014	2015	2016	2017	Thereafter	Total

Operating activities:
Operating leases	$1,106	$1,845	$1,712	$1,518	$1,574	$7,153	$14,908
Non-capital purchase obligations and other	99	213	115	75	54	139	695
Interest on long-term debt	65	129	111	111	111	2,146	2,673
Quarterly contributions to our U.S. Pension Plans	280	—	—	—	—	—	280

Investing activities:
Aircraft and aircraft-related capital commitments	350	659	888	958	952	5,912	9,719
Other capital purchase obligations	26	2	2	—	—	—	30

Financing activities:
Debt	—	250	—	—	—	1,981	2,231

Total	$1,926	$3,098	$2,828	$2,662	$2,691	$17,331	$30,536

(1)	Cash obligations for the remainder of 2013.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 6 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2012.

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

FedEx Express had $408 million in deposits and progress payments as of November 30, 2012 on aircraft purchases and other planned aircraft-related transactions.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2013, we have no scheduled principal debt payments and payments for principal and interest on capital leases are immaterial.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2012, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	the number of employees that participate in the voluntary buyout programs and the timing and execution of those programs;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2012, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2013, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2012; however, this weakening did not have a material effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 7 of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

In December 2012, the Federal Aviation Administration determined that no revision to its December 2011 regulations related to pilot fatigue is necessary, continuing to exclude us from the new rule. In “Forward-Looking Statements,” we include a risk factor relating to the number of participating employees in the voluntary buyout programs and the timing and execution of those programs. With the exception of these two items, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors.

10.2	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: December 20, 2012	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors.

10.2	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1