Form 10-Q
period 2013-02-28
FEDEX CORP
filed 2013-03-21
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 19, 2013
Common Stock, par value $0.10 per share	316,868,914

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2013 and May 31, 2012	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2013 and February 29, 2012	5

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2013 and February 29, 2012	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2013 and February 29, 2012	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	28

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	29

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	56

ITEM 4. Controls and Procedures	56

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	57

ITEM 1A. Risk Factors	57

ITEM 6. Exhibits	57

Signature	59

Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2013 (Unaudited)	May 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,372	$2,843
Receivables, less allowances of $178 and $178	4,950	4,704
Spare parts, supplies and fuel, less allowances of $198 and $184	460	440
Deferred income taxes	510	533
Prepaid expenses and other	453	536

Total current assets	9,745	9,056

PROPERTY AND EQUIPMENT, AT COST	38,114	36,164
Less accumulated depreciation and amortization	19,786	18,916

Net property and equipment	18,328	17,248

OTHER LONG-TERM ASSETS
Goodwill	2,765	2,387
Other assets	992	1,212

Total other long-term assets	3,757	3,599

	$31,830	$29,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2013 (Unaudited)	May 31, 2012
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$251	$417
Accrued salaries and employee benefits	1,395	1,635
Accounts payable	1,730	1,613
Accrued expenses	1,723	1,709

Total current liabilities	5,099	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	1,991	1,250

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,139	836
Pension, postretirement healthcare and other benefit obligations	5,361	5,582
Self-insurance accruals	989	963
Deferred lease obligations	766	784
Deferred gains, principally related to aircraft transactions	234	251
Other liabilities	139	136

Total other long-term liabilities	8,628	8,552

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 317 million shares issued as of February 28, 2013 and May 31, 2012	32	32
Additional paid-in capital	2,623	2,595
Retained earnings	18,216	17,134
Accumulated other comprehensive loss	(4,710)	(4,953)
Treasury stock, at cost	(49)	(81)

Total common stockholders’ investment	16,112	14,727

	$31,830	$29,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
REVENUES	$10,953	$10,564	$32,852	$31,672

OPERATING EXPENSES:
Salaries and employee benefits	4,150	4,021	12,378	12,007
Purchased transportation	1,871	1,619	5,411	4,713
Rentals and landing fees	640	628	1,888	1,871
Depreciation and amortization	599	543	1,764	1,570
Fuel	1,215	1,233	3,588	3,677
Maintenance and repairs	424	456	1,477	1,518
Business realignment costs	47	—	64	—
Other	1,418	1,251	4,233	3,986

	10,364	9,751	30,803	29,342

OPERATING INCOME	589	813	2,049	2,330

OTHER INCOME (EXPENSE):
Interest, net	(9)	(12)	(37)	(30)
Other, net	(16)	(9)	(29)	(7)

	(25)	(21)	(66)	(37)

INCOME BEFORE INCOME TAXES	564	792	1,983	2,293

PROVISION FOR INCOME TAXES	203	271	725	811

NET INCOME	$361	$521	$1,258	$1,482

EARNINGS PER COMMON SHARE:
Basic	$1.14	$1.66	$3.99	$4.69

Diluted	$1.13	$1.65	$3.97	$4.67

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13	$0.56	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
NET INCOME	$361	$521	$1,258	$1,482
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax of $0, $17, $6 and $5	(3)	65	54	(27)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $37, $19, $112 and $55	63	33	189	94

COMPREHENSIVE INCOME	$421	$619	$1,501	$1,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Operating Activities:
Net income	$1,258	$1,482
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,764	1,570
Provision for uncollectible accounts	130	123
Stock-based compensation	87	83
Deferred income taxes and other noncash items	493	694
Changes in assets and liabilities:
Receivables	(280)	(87)
Other assets	113	(153)
Accounts payable and other liabilities	(570)	(660)
Other, net	(19)	(35)

Cash provided by operating activities	2,976	3,017

Investing Activities:
Capital expenditures	(2,430)	(2,946)
Business acquisitions, net of cash acquired	(483)	(114)
Proceeds from asset dispositions and other	45	20

Cash used in investing activities	(2,868)	(3,040)

Financing Activities:
Principal payments on debt	(417)	(28)
Proceeds from debt issuance	991	—
Proceeds from stock issuances	221	83
Excess tax benefit on the exercise of stock options	9	7
Dividends paid	(132)	(123)
Purchase of treasury stock	(246)	(197)
Other, net	(9)	—

Cash provided by (used in) financing activities	417	(258)

Effect of exchange rate changes on cash	4	(7)

Net increase (decrease) in cash and cash equivalents	529	(288)
Cash and cash equivalents at beginning of period	2,843	2,328

Cash and cash equivalents at end of period	$3,372	$2,040

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2013, the results of our operations for the three- and nine-month periods ended February 28, 2013 and February 29, 2012 and cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012. Operating results for the three- and nine-month periods ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2013 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Current assets	$145
Property and equipment	87
Goodwill	349
Intangible assets	60
Other non-current assets	67
Current liabilities	(169)
Long-term liabilities	(32)

Total purchase price	$507

The goodwill of $349 million is primarily attributable to expected benefits from synergies of the combinations with existing businesses and other acquired entities. The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In addition to our pilots at FedEx Express, certain FedEx non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $23 million for the three-month period ended February 28, 2013 and $87 million for the nine-month period ended February 28, 2013. Our stock-based compensation expense was $22 million for the three-month period ended February 29, 2012 and $83 million for the nine-month period ended February 29, 2012. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS REALIGNMENT COSTS. During the second quarter of 2013, we announced profit improvement programs including reducing our selling, general and administrative cost functions through a voluntary employee separation program.

During the third quarter of 2013, we commenced a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. Eligible employees will be scheduled to vacate positions in four phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Employees in the first phase will vacate their positions on May 31, 2013, and we expect all employees who accept the buyout to vacate their positions by the end of fiscal year 2014. Costs of the benefits provided under the voluntary program will be recognized as special termination benefits in the period that eligible employees accept their offers, predominantly in the fourth quarter of 2013.

We incurred costs of $47 million ($30 million, net of tax, or $0.09 per diluted share) during the third quarter and $64 million ($40 million, net of tax, or $0.13 per diluted share) during the nine months of 2013, associated with our business realignment activities. These costs related predominantly to voluntary severance for officers and managing directors who accepted voluntary buyouts in the third quarter of 2013 to adjust our leadership team to our new organizational structure. We expect the pretax cost of the voluntary buyout program to range from approximately $450 million to $550 million in cash expenditures in 2013, but actual costs will depend on employee acceptance rates. Payments will be made at the time of departure, and no material payments of these costs were made in the third quarter of 2013. The cost of the buyout program is included in the caption “Business realignment costs” in our unaudited condensed consolidated statements of income. Also included in that caption are immaterial involuntary severance costs and other external costs directly attributable to our business realignment activities, such as professional fees. Additional costs will be incurred beyond 2013, primarily related to facility optimization and professional fees.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

In February 2013, the FASB issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new standard is effective for our fiscal year ending May 31, 2014 and will have no impact on our financial condition or results of operations.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

TREASURY SHARES. During the first quarter of 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. As of February 28, 2013, 188,000 shares remained under existing share repurchase authorizations.

In March 2013, our board of directors authorized the repurchase of up to 10 million shares of common stock. These shares augment the remaining 188,000 shares authorized for purchase under existing share repurchase programs. It is expected that the additional share authorization will primarily be utilized to offset equity compensation dilution over the next several years.

DIVIDENDS DECLARED PER COMMON SHARE. On February 15, 2013, our Board of Directors declared a dividend of $0.14 per share of common stock. The dividend will be paid on April 1, 2013 to stockholders of record as of the close of business on March 11, 2013. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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

In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. Interest on these notes is payable semi-annually. We utilized the net proceeds for working capital and general corporate purposes.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. On March 1, 2013, we entered into an amendment to our credit agreement to, among other things, extend its maturity date from April 26, 2016 to March 1, 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 52% at February 28, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 28, 2013, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $2.2 billion compared with an estimated fair value of $2.6 billion at February 28, 2013 and $1.5 billion compared with an estimated fair value of $2.0 billion at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(3) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28, 2013 and February 29, 2012 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Basic earnings per common share:
Net earnings allocable to common shares(1)	$360	$521	$1,255	$1,479
Weighted-average common shares	315	314	314	315

Basic earnings per common share	$1.14	$1.66	$3.99	$4.69

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$360	$521	$1,255	$1,479

Weighted-average common shares	315	314	314	315
Dilutive effect of share-based awards	2	2	2	2

Weighted-average diluted shares	317	316	316	317
Diluted earnings per common share	$1.13	$1.65	$3.97	$4.67

Anti-dilutive options excluded from diluted earnings per common share	7.9	12.7	12.1	13.4

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(4) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 28, 2013 and February 29, 2012 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
U.S. domestic and international pension plans	$169	$133	$509	$397
U.S. domestic and international defined contribution plans	87	82	262	249
Postretirement healthcare plans	19	17	58	52

	$275	$232	$829	$698

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28, 2013 and February 29, 2012 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Pension Plans
Service cost	$173	$148	$519	$445
Interest cost	242	245	726	733
Expected return on plan assets	(346)	(311)	(1,037)	(929)
Recognized actuarial losses and other	100	51	301	148

	$169	$133	$509	$397

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Postretirement Healthcare Plans
Service cost	$10	$8	$31	$26
Interest cost	9	9	27	27
Recognized actuarial gains and other	—	—	—	(1)

	$19	$17	$58	$52

Required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) were $420 million for the nine-month period ended February 28, 2013 and $484 million for the nine-month period ended February 29, 2012. We also made voluntary contributions of $226 million for the nine-month period ended February 29, 2012. In March 2013, we made an additional contribution of $140 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 28, 2013 and February 29, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Revenues
FedEx Express segment	$6,704	$6,543	$20,194	$19,718
FedEx Ground segment	2,747	2,480	7,802	7,097
FedEx Freight segment	1,237	1,234	4,013	3,887
FedEx Services segment	380	401	1,174	1,239
Other and eliminations	(115)	(94)	(331)	(269)

	$10,953	$10,564	$32,852	$31,672

Operating Income (Loss)
FedEx Express segment	$118	$349	$555	$979
FedEx Ground segment	467	465	1,324	1,270
FedEx Freight segment	4	(1)	170	81

	$589	$813	$2,049	$2,330

(6) Commitments

As of February 28, 2013, our purchase commitments under various contracts for the remainder of 2013 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2013 (remainder)	$250	$231	$481
2014	716	252	968
2015	1,051	150	1,201
2016	1,140	81	1,221
2017	955	58	1,013
Thereafter	5,813	142	5,955

(1)	Primarily vehicles, facilities, advertising contracts, and for the remainder of 2013, a total of $140 million of quarterly contributions to our U.S. Pension Plans.

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

On December 11, 2012, FedEx Express entered into an agreement with The Boeing Company for the purchase of four incremental B767F aircraft, the delivery of which will occur in 2015. FedEx Express also deferred the delivery of two firm B777F aircraft orders from 2015 to 2016.

We had $380 million in deposits and progress payments as of February 28, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2013, with the year of expected delivery:

	B757	B767F	B777F	Total
2013 (remainder)	4	—	—	4
2014	—	4	2	6
2015	—	12	—	12
2016	—	10	2	12
2017	—	10	—	10
Thereafter	—	14	16	30

Total	4	50	20	74

On March 8, 2013, FedEx Express entered into an agreement with United Airlines to purchase 14 B757 aircraft, the delivery of which will occur in 2013 through 2015. After delivery, these passenger aircraft will be modified for cargo transport. The agreement also provides for FedEx Express to purchase up to 16 additional B757 aircraft, subject to the satisfaction of certain conditions. This aircraft transaction is not included in the table above, as it occurred subsequent to the end of the third quarter of 2013.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2013 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2013 (remainder)	$105	$361	$466
2014	462	1,425	1,887
2015	448	1,323	1,771
2016	453	1,125	1,578
2017	391	1,245	1,636
Thereafter	1,150	6,425	7,575

Total	$3,009	$11,904	$14,913

Future minimum lease payments under capital leases were immaterial at February 28, 2013, and therefore are excluded from the table above. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 31 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.

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

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Specifically, in the five cases in Arkansas, California, Florida, and Oregon (two certified cases), the court’s ruling granted summary judgment in FedEx Ground’s favor on all of the certified claims but did not decide the uncertified claims. In the cases filed in Kentucky and New Hampshire, the court ruled in favor of FedEx Ground on some of the claims and against FedEx Ground on at least one claim. In May 2012, the Oregon district court dismissed the two Oregon cases, but in June 2012, the plaintiffs in both cases filed notices of appeal with the Ninth Circuit Court of Appeals. We settled the individual claims in the California case for an immaterial amount, and in November 2012, the plaintiffs filed notices of appeal as to the certified claims to the Ninth Circuit Court of Appeals. In June 2012, the Kentucky district court ruled in favor of FedEx Ground on certain of the plaintiffs’ claims, thereby reducing our potential exposure in the matter.

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

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February 2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the U.S. Department of Justice (“DOJ”) into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. In November 2012, the DOJ served a civil investigative demand on the third-party consultant seeking all pleadings, depositions and documents produced in the lawsuit. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation move forward, and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, we do not believe that a material loss is reasonably possible.

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

(8) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28, 2013 and February 29, 2012 was as follows (in millions):

	2013	2012
Cash payments for:
Interest (net of capitalized interest)	$87	$73

Income taxes	$613	$342
Income tax refunds received	(205)	(46)

Cash tax payments, net	$408	$296

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

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 28, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,362	$419	$712	$(121)	$3,372
Receivables, less allowances	2	3,951	1,031	(34)	4,950
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	144	719	50	—	913
Deferred income taxes	—	491	19	—	510

Total current assets	2,508	5,580	1,812	(155)	9,745

PROPERTY AND EQUIPMENT, AT COST	26	36,003	2,085	—	38,114
Less accumulated depreciation and amortization	21	18,646	1,119	—	19,786

Net property and equipment	5	17,357	966	—	18,328

INTERCOMPANY RECEIVABLE	—	66	1,137	(1,203)	—
GOODWILL	—	1,552	1,213	—	2,765
INVESTMENT IN SUBSIDIARIES	18,431	3,255	—	(21,686)	—
OTHER ASSETS	2,741	761	198	(2,708)	992

	$23,685	$28,571	$5,326	$(25,752)	$31,830

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$250	$1	$—	$—	$251
Accrued salaries and employee benefits	65	1,150	180	—	1,395
Accounts payable	47	1,277	561	(155)	1,730
Accrued expenses	178	1,341	204	—	1,723

Total current liabilities	540	3,769	945	(155)	5,099

LONG-TERM DEBT, LESS CURRENT PORTION	1,741	250	—	—	1,991
INTERCOMPANY PAYABLE	1,203	—	—	(1,203)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,831	16	(2,708)	1,139
Other liabilities	4,089	3,187	213	—	7,489

Total other long-term liabilities	4,089	7,018	229	(2,708)	8,628

STOCKHOLDERS’ INVESTMENT	16,112	17,534	4,152	(21,686)	16,112

	$23,685	$28,571	$5,326	$(25,752)	$31,830

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,906	$417	$636	$(116)	$2,843
Receivables, less allowances	3	3,793	943	(35)	4,704
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	261	671	44	—	976
Deferred income taxes	—	514	19	—	533

Total current assets	2,170	5,395	1,642	(151)	9,056

PROPERTY AND EQUIPMENT, AT COST	29	34,301	1,834	—	36,164
Less accumulated depreciation and amortization	20	17,822	1,074	—	18,916

Net property and equipment	9	16,479	760	—	17,248

INTERCOMPANY RECEIVABLE	—	323	1,524	(1,847)	—
GOODWILL	—	1,553	834	—	2,387
INVESTMENT IN SUBSIDIARIES	17,163	2,978	—	(20,141)	—
OTHER ASSETS	2,845	1,099	86	(2,818)	1,212

	$22,187	$27,827	$4,846	$(24,957)	$29,903

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$417	$—	$—	$417
Accrued salaries and employee benefits	83	1,365	187	—	1,635
Accounts payable	6	1,276	482	(151)	1,613
Accrued expenses	184	1,406	119	—	1,709

Total current liabilities	273	4,464	788	(151)	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	1,000	250	—	—	1,250
INTERCOMPANY PAYABLE	1,847	—	—	(1,847)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,649	5	(2,818)	836
Other liabilities	4,340	3,193	183	—	7,716

Total other long-term liabilities	4,340	6,842	188	(2,818)	8,552

STOCKHOLDERS’ INVESTMENT	14,727	16,271	3,870	(20,141)	14,727

	$22,187	$27,827	$4,846	$(24,957)	$29,903

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$9,182	$1,851	$(80)	$10,953

OPERATING EXPENSES:
Salaries and employee benefits	26	3,594	530	—	4,150
Purchased transportation	—	1,261	649	(39)	1,871
Rentals and landing fees	2	555	85	(2)	640
Depreciation and amortization	—	551	48	—	599
Fuel	—	1,190	25	—	1,215
Maintenance and repairs	—	395	29	—	424
Business realignment costs	5	42	—	—	47
Intercompany charges, net	(55)	(71)	126	—	—
Other	22	1,129	306	(39)	1,418

	—	8,646	1,798	(80)	10,364

OPERATING INCOME	—	536	53	—	589

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	361	53	—	(414)	—
Interest, net	(27)	16	2	—	(9)
Intercompany charges, net	29	(33)	4	—	—
Other, net	(2)	(13)	(1)	—	(16)

INCOME BEFORE INCOME TAXES	361	559	58	(414)	564

Provision for income taxes	—	155	48	—	203

NET INCOME	$361	$404	$10	$(414)	$361

COMPREHENSIVE INCOME	$419	$401	$15	$(414)	$421

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 29, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$9,031	$1,607	$(74)	$10,564

OPERATING EXPENSES:
Salaries and employee benefits	28	3,528	465	—	4,021
Purchased transportation	—	1,169	481	(31)	1,619
Rentals and landing fees	1	560	68	(1)	628
Depreciation and amortization	—	504	39	—	543
Fuel	—	1,213	20	—	1,233
Maintenance and repairs	1	432	23	—	456
Intercompany charges, net	(51)	(66)	117	—	—
Other	21	1,018	254	(42)	1,251

	—	8,358	1,467	(74)	9,751

OPERATING INCOME	—	673	140	—	813

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	521	101	—	(622)	—
Interest, net	(19)	6	1	—	(12)
Intercompany charges, net	20	(25)	5	—	—
Other, net	(1)	(4)	(4)	—	(9)

INCOME BEFORE INCOME TAXES	521	751	142	(622)	792

Provision for income taxes	—	219	52	—	271

NET INCOME	$521	$532	$90	$(622)	$521

COMPREHENSIVE INCOME	$549	$548	$144	$(622)	$619

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$27,501	$5,594	$(243)	$32,852

OPERATING EXPENSES:
Salaries and employee benefits	79	10,752	1,547	—	12,378
Purchased transportation	—	3,613	1,905	(107)	5,411
Rentals and landing fees	4	1,648	241	(5)	1,888
Depreciation and amortization	1	1,626	137	—	1,764
Fuel	—	3,516	72	—	3,588
Maintenance and repairs	1	1,391	85	—	1,477
Business realignment costs	15	49	—	—	64
Intercompany charges, net	(169)	(276)	445	—	—
Other	69	3,403	892	(131)	4,233

	—	25,722	5,324	(243)	30,803

OPERATING INCOME	—	1,779	270	—	2,049

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,258	152	—	(1,410)	—
Interest, net	(77)	35	5	—	(37)
Intercompany charges, net	82	(95)	13	—	—
Other, net	(5)	(18)	(6)	—	(29)

INCOME BEFORE INCOME TAXES	1,258	1,853	282	(1,410)	1,983

Provision for income taxes	—	581	144	—	725

NET INCOME	$1,258	$1,272	$138	$(1,410)	$1,258

COMPREHENSIVE INCOME	$1,434	$1,284	$193	$(1,410)	$1,501

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 29, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$27,039	$4,851	$(218)	$31,672

OPERATING EXPENSES:
Salaries and employee benefits	89	10,565	1,353	—	12,007
Purchased transportation	—	3,371	1,427	(85)	4,713
Rentals and landing fees	3	1,672	200	(4)	1,871
Depreciation and amortization	1	1,455	114	—	1,570
Fuel	—	3,618	59	—	3,677
Maintenance and repairs	1	1,446	71	—	1,518
Intercompany charges, net	(162)	(291)	453	—	—
Other	68	3,299	748	(129)	3,986

	—	25,135	4,425	(218)	29,342

OPERATING INCOME	—	1,904	426	—	2,330

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,482	252	—	(1,734)	—
Interest, net	(58)	25	3	—	(30)
Intercompany charges, net	62	(80)	18	—	—
Other, net	(4)	(7)	4	—	(7)

INCOME BEFORE INCOME TAXES	1,482	2,094	451	(1,734)	2,293

Provision for income taxes	—	636	175	—	811

NET INCOME	$1,482	$1,458	$276	$(1,734)	$1,482

COMPREHENSIVE INCOME	$1,566	$1,458	$259	$(1,734)	$1,549

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$78	$2,556	$347	$(5)	$2,976

INVESTING ACTIVITIES
Capital expenditures	(3)	(2,201)	(226)	—	(2,430)
Business acquisitions, net of cash acquired	—	—	(483)	—	(483)
Proceeds from asset dispositions and other	—	39	6	—	45

CASH USED IN INVESTING ACTIVITIES	(3)	(2,162)	(703)	—	(2,868)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(453)	517	(64)	—	—
Payment on loan between subsidiaries	—	(407)	407	—	—
Intercompany dividends	—	12	(12)	—	—
Principal payments on debt	—	(417)	—	—	(417)
Proceeds from debt issuance	991	—	—	—	991
Proceeds from stock issuances	221	—	—	—	221
Excess tax benefit on the exercise of stock options	9	—	—	—	9
Dividends paid	(132)	—	—	—	(132)
Purchase of treasury stock	(246)		—	—	(246)
Other, net	(9)	(93)	93	—	(9)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	381	(388)	424	—	417

Effect of exchange rate changes on cash	—	(4)	8	—	4

Net increase (decrease) in cash and cash equivalents	456	2	76	(5)	529
Cash and cash equivalents at beginning of period	1,906	417	636	(116)	2,843

Cash and cash equivalents at end of period	$2,362	$419	$712	$(121)	$3,372

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 29, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(61)	$2,664	$451	$(37)	$3,017

INVESTING ACTIVITIES
Capital expenditures	(2)	(2,856)	(88)	—	(2,946)
Business acquisition, net of cash acquired	—	—	(114)	—	(114)
Proceeds from asset dispositions and other	—	20	—	—	20

CASH USED IN INVESTING ACTIVITIES	(2)	(2,836)	(202)	—	(3,040)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(263)	320	(57)	—	—
Intercompany dividends	—	46	(46)	—	—
Principal payments on debt	—	(28)	—	—	(28)
Proceeds from stock issuances	83	—	—	—	83
Excess tax benefit on the exercise of stock options	7	—	—	—	7
Dividends paid	(123)	—	—	—	(123)
Purchase of treasury stock	(197)	—	—	—	(197)
Other, net	—	(16)	16	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(493)	322	(87)	—	(258)

Effect of exchange rate changes on cash	—	(6)	(1)	—	(7)

Net (decrease) increase in cash and cash equivalents	(556)	144	161	(37)	(288)
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,033	$423	$707	$(123)	$2,040

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012. These financial statements are the responsibility of the Company’s management.

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

March 21, 2013

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2013	2012	Change		2013	2012	Change
Revenues	$10,953	$10,564	4		$32,852	$31,672	4
Operating income	589	813	(28)		2,049	2,330	(12)
Operating margin	5.4%	7.7%	(230	)bp	6.2%	7.4%	(120	)bp
Net income	$361	$521	(31)		$1,258	$1,482	(15)

Diluted earnings per share	$1.13	$1.65	(32)		$3.97	$4.67	(15)

The following table shows changes in revenues and operating income by reportable segment for the periods ended February 28, 2013 compared to February 29, 2012 (dollars in millions):

	Change in Revenues		Percent Change in Revenue		Change in Operating Income		Percent Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$161	$476	2	2	$(231)	$(424)	(66)	(43)
FedEx Ground segment	267	705	11	10	2	54	—	4
FedEx Freight segment	3	126	—	3	5	89	NM	110
FedEx Services segment	(21)	(65)	(5)	(5)	—	—	—	—
Other and eliminations	(21)	(62)	NM	NM	—	—	—	—

	$389	$1,180	4	4	$(224)	$(281)	(28)	(12)

Overview

Our results for the third quarter reflect a significant decline in profitability at FedEx Express resulting from ongoing shifts in demand from priority international services to economy international services and lower international export yields. Reduced profitability at FedEx Express more than offset the strong performance of FedEx Ground and continuing profit improvement at FedEx Freight. Our results were also negatively impacted by business realignment costs of $47 million in the third quarter of 2013 primarily related to our voluntary cash buyout program for eligible U.S. officers and managing directors (see “Business Realignment Costs” for additional information). Additionally, operating result comparisons were negatively impacted by the reversal of a $66 million legal accrual in the third quarter of 2012. Results for the nine months reflect the net year-over-year negative impact from the timing lag that exists between when fuel prices change and indexed fuel surcharges automatically adjust. All our transportation segments experienced the negative impact of fewer operating days in the third quarter and nine months of 2013.

The following graphs for FedEx Express, FedEx Ground (including FedEx SmartPost) and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,800
2,600
2,400
2,200
2,675
2,490
2,429
2,533
2,689
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013

FedEx Express
International(1)
Average Daily Package Volume
1,200
1,000
800
600
400
200
552
573
551
602
575
508
498
681
884
781
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013
International export
International domestic

FedEx Ground
Average Daily Package Volume
5,000
4,000
3,000
2,000
1,000
4,072
3,861
3,898
4,283
4,476
1,960
1,664
1,664
2,038
2,477
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013
FedEx Ground
SmartPost

FedEx Freight
Average Daily LTL Shipments
70.0
60.0
50.0
40.0
30.0
20.0
10.0
56.4
61.6
61.4
61.6
55.3
23.4
26.2
26.6
26.8
25.2
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
11,700
11,200
10,700
10,200
9,700
9,200
8,700
9,767
9,086
9,223
10,340
10,998
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013

(1)

International domestic average daily package volume includes our international intra-country express operations, including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

The following graphs for FedEx Express, FedEx Ground (including FedEx SmartPost) and FedEx Freight show selected yield trends over the five most recent quarters:

Revenue

Revenues increased 4% in both the third quarter and nine months of 2013, primarily driven by increases in international domestic revenue at FedEx Express and volume growth at FedEx Ground. At FedEx Express, revenues increased 2% in both the third quarter and nine months of 2013 primarily driven by increases in international domestic revenues due to recent acquisitions and growth in our freight-forwarding business at FedEx Trade Networks. While overall revenue increased, shifts in demand from our priority international services to our economy international services and lower rates resulted in declines in package yields at FedEx Express in the third quarter and nine months of 2013. At FedEx Ground, revenues increased 11% in the third quarter and 10% in the nine months of 2013 primarily due to volume growth from e-commerce and market share gains. At FedEx Freight, revenues were flat in the third quarter, and in the nine months of 2013 increased 3% as a result of higher yield and average daily LTL shipments.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	$4,150	$4,021	$12,378	$12,007
Purchased transportation	1,871	1,619	5,411	4,713
Rentals and landing fees	640	628	1,888	1,871
Depreciation and amortization	599	543	1,764	1,570
Fuel	1,215	1,233	3,588	3,677
Maintenance and repairs	424	456	1,477	1,518
Business realignment costs(1)	47	—	64	—
Other(2)	1,418	1,251	4,233	3,986

Total operating expenses	$10,364	$9,751	$30,803	$29,342

(1)	Includes predominantly severance costs associated with our voluntary buyout program.
(2)	The third quarter of 2012 includes the reversal of a $66 million legal reserve.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	37.9%	38.1%	37.7%	37.9%
Purchased transportation	17.1	15.3	16.5	14.9
Rentals and landing fees	5.8	6.0	5.7	5.9
Depreciation and amortization	5.5	5.1	5.4	4.9
Fuel	11.1	11.7	10.9	11.6
Maintenance and repairs	3.9	4.3	4.5	4.8
Business realignment costs(1)	0.4	—	0.2	—
Other(2)	12.9	11.8	12.9	12.6

Total operating expenses	94.6	92.3	93.8	92.6

Operating margin	5.4%	7.7%	6.2%	7.4%

(1)	Includes predominantly severance costs associated with our voluntary buyout program.
(2)	The third quarter of 2012 includes the reversal of a $66 million legal reserve.

Operating income and operating margin decreased in both the third quarter and nine months of 2013 as a result of significant reductions in profitability at FedEx Express. The reversal of a legal reserve in the third quarter of 2012 also negatively impacted our operating result comparisons. Additionally, we incurred business realignment costs in the third quarter of 2013 primarily due to our voluntary buyout program. Our operating income was positively impacted in the third quarter and nine months of 2013 by higher volumes and increased yields at our FedEx Ground segment and by increased yields and higher volumes at our FedEx Freight segment. All our transportation segments experienced the negative impact of fewer operating days in the third quarter and nine months of 2013, including one fewer day at FedEx Express and FedEx Ground and two fewer days at FedEx Freight.

Purchased transportation costs increased 16% in the third quarter and 15% in the nine months of 2013 due to volume growth at FedEx Ground, recent international business acquisitions and the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and employee benefits increased 3% in both the third quarter and nine months of 2013 primarily due to increases in pension and group health insurance costs, partially offset by lower incentive compensation accruals. Other expenses increased 13% in the third quarter and 6% in the nine months of 2013 primarily due to the reversal in 2012 of a legal reserve and current year costs associated with business acquisitions. Depreciation and amortization expense increased 10% in the third quarter and 12% in the nine months of 2013 due to aircraft recently placed in service and accelerated depreciation on certain aircraft at FedEx Express.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 1% in the third quarter of 2013 due to lower aircraft fuel usage and decreased 2% in the nine months of 2013 due to lower jet fuel costs and lower aircraft fuel usage. Based on a static analysis of year-over-year changes in fuel prices compared to changes in fuel surcharges, fuel had a minimal impact on operating income in the third quarter but had a negative impact for the nine months of 2013.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and nine months of 2013 and 2012 in the accompanying discussions of each of our transportation segments.

Income Taxes

Our effective tax rate was 36.0% for the third quarter and 36.6% for the nine months of 2013, compared with 34.1% for the third quarter and 35.4% for the nine months of 2012. Our tax rates for both periods in 2012 were favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns. For 2013, we expect our effective tax rate to be approximately 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of February 28, 2013, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2012.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the IRS for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

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

Business Realignment Costs

During the second quarter of 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services that include the following:

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

During the third quarter of 2013, we commenced a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. Eligible employees will be scheduled to vacate positions in four phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Employees in the first phase will vacate their positions on May 31, 2013, and we expect all employees who accept the buyout to vacate their positions by the end of fiscal year 2014. Costs of the benefits provided under the voluntary program will be recognized as special termination benefits in the period that eligible employees accept their offers, predominantly in the fourth quarter of 2013.

We incurred costs of $47 million ($30 million, net of tax, or $0.09 per diluted share) during the third quarter and $64 million ($40 million, net of tax or $0.13 per diluted share) during the nine months of 2013, associated with our business realignment activities. These costs related predominantly to voluntary severance for officers and managing directors who accepted voluntary buyouts in the third quarter of 2013 to adjust our leadership team to our new organizational structure. We expect the pretax cost of the voluntary buyout program to range from approximately $450 million to $550 million in cash expenditures in 2013, but actual costs will depend on employee acceptance rates. Our current range for the 2013 cost of the voluntary buyout program is approximately $100 million lower than our previous forecast due to facility closures we originally expected to occur in late 2013 that will now happen in 2014 and deferred hiring of open positions which reduced our need to offer voluntary buyouts in some cases. Payments will be made at the time of departure, and no material payments of these costs were made in the third quarter of 2013. The cost of the buyout program is included in the caption “Business realignment costs” in our unaudited condensed consolidated statements of income. Also included in that caption are immaterial involuntary severance costs and other external costs directly attributable to our business realignment activities, such as professional fees. Additional costs will be incurred beyond 2013, primarily related to facility optimization and professional fees.

In addition to continued profit improvements in the base businesses at FedEx Ground and FedEx Freight, our profit improvement programs are targeting annual profitability improvement of $1.6 billion at FedEx Express by the end of 2016 (from the full year 2013 base business). Collectively, these initiatives, are expected to increase margins, improve cash flows and increase our competitiveness. The ultimate costs and savings from our profit improvement initiatives will depend, among other things, on the number of employees that participate in the voluntary buyout program and the timing and execution of these programs. We expect to begin realizing a portion of the benefits of these programs in 2014; however, the majority of the benefits, including those from our voluntary severance program, will not occur until 2015 and 2016.

Outlook

While we expect revenues to increase for 2013, we expect earnings to decrease due to business realignment costs and the demand shift from our priority international services to our economy international services at FedEx Express. However, we expect solid financial performance at FedEx Ground and FedEx Freight to partially offset the negative impact of these factors on our results for the remainder of 2013.

Base yields on priority international services at FedEx Express continue to weaken based on our customers’ accelerating preference for our lower-yielding services. Given the persistence of this trend, we are evaluating further actions to adjust our FedEx Express network capacity. Some of these actions may involve temporarily or permanently grounding aircraft, which could result in asset impairment or other charges in future periods. We operate integrated transportation networks and, accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level for our analysis of impairment. In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. Factors which could cause impairment include, but are not limited to, adverse changes in our global economic outlook and the impact of our outlook on our current and projected volume levels, including lower capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or the elimination of planned service expansion activities.

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

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

In February 2013, the FASB issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new standard is effective for our fiscal year ending May 31, 2014 and will have no impact on our financial condition or results of operations.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FEDEX EXPRESS SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2013	2012	Change		2013	2012	Change
Revenues:
Package:
U.S. overnight box	$1,609	$1,619	(1)		$4,822	$4,882	(1)
U.S. overnight envelope	413	426	(3)		1,252	1,298	(4)
U.S. deferred	812	792	3		2,246	2,254	—

Total U.S. domestic package revenue	2,834	2,837	—		8,320	8,434	(1)

International priority(1)	1,567	1,625	(4)		4,906	5,093	(4)
International economy(2)	491	454	8		1,492	1,355	10

Total international export package revenue	2,058	2,079	(1)		6,398	6,448	(1)

International domestic(3)	342	210	63		1,035	634	63

Total package revenue	5,234	5,126	2		15,753	15,516	2
Freight:
U.S.	668	647	3		1,923	1,866	3
International priority(4)	384	443	(13)		1,269	1,362	(7)
International airfreight	64	77	(17)		215	228	(6)

Total freight revenue	1,116	1,167	(4)		3,407	3,456	(1)
Other(5)	354	250	42		1,034	746	39

Total revenues	6,704	6,543	2		20,194	19,718	2
Operating expenses:
Salaries and employee benefits	2,539	2,410	5		7,500	7,200	4
Purchased transportation	583	449	30		1,728	1,346	28
Rentals and landing fees	429	425	1		1,262	1,269	(1)
Depreciation and amortization	334	299	12		993	869	14
Fuel	1,066	1,078	(1)		3,126	3,194	(2)
Maintenance and repairs	262	303	(14)		983	1,037	(5)
Business realignment costs(6)	13	—	NM		14	—	NM
Intercompany charges(7)	548	547	—		1,620	1,643	(1)
Other(8)	812	683	19		2,413	2,181	11

Total operating expenses	6,586	6,194	6		19,639	18,739	5

Operating income	$118	$349	(66)		$555	$979	(43)

Operating margin	1.8%	5.3%	(350	)bp	2.7%	5.0%	(230	)bp

(1)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)

International domestic revenues include our international intra-country express operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.
(5)	Other revenues include FedEx Trade Networks and FedEx SupplyChain Systems.
(6)	Includes predominantly severance costs associated with our voluntary buyout program.
(7)	Includes allocations of $21 million in the third quarter and $31 million in the nine months of 2013 for business realignment costs.
(8)	The third quarter of 2012 includes the reversal of a $66 million legal reserve.

	Percent of Revenue		Percent of Revenue
	Three Months Ended 2013	Three Months Ended 2012	Nine Months Ended 2013	Nine Months Ended 2012
Operating expenses:
Salaries and employee benefits	37.8%	36.8%	37.1%	36.5%
Purchased transportation	8.7	6.9	8.6	6.8
Rentals and landing fees	6.4	6.5	6.2	6.4
Depreciation and amortization	5.0	4.6	4.9	4.4
Fuel	15.9	16.5	15.5	16.2
Maintenance and repairs	3.9	4.6	4.9	5.3
Business realignment costs(1)	0.2	—	0.1	—
Intercompany charges(2)	8.2	8.4	8.0	8.3
Other(3)	12.1	10.4	12.0	11.1

Total operating expenses	98.2	94.7	97.3	95.0

Operating margin	1.8%	5.3%	2.7%	5.0%

(1)	Includes predominantly severance costs associated with our voluntary buyout program.
(2)	Includes allocations of $21 million in the third quarter and $31 million in the nine months of 2013 for business realignment costs.
(3)	The third quarter of 2012 includes the reversal of a $66 million legal reserve.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2013	2012	Change	2013	2012	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,176	1,171	—	1,135	1,158	(2)
U.S. overnight envelope	569	581	(2)	570	586	(3)
U.S. deferred	944	923	2	843	863	(2)

Total U.S. domestic ADV	2,689	2,675	1	2,548	2,607	(2)

International priority(2)	420	413	2	424	421	1
International economy(3)	155	139	12	152	134	13

Total international export ADV	575	552	4	576	555	4

International domestic(4)	781	508	54	781	493	58

Total ADV	4,045	3,735	8	3,905	3,655	7

Revenue per package (yield):
U.S. overnight box	$22.08	$21.93	1	$22.35	$22.08	1
U.S. overnight envelope	11.69	11.65	—	11.57	11.59	—
U.S. deferred	13.87	13.62	2	14.02	13.67	3
U.S. domestic composite	17.00	16.83	1	17.18	16.94	1
International priority(2)	60.25	62.49	(4)	60.93	63.44	(4)
International economy(3)	51.03	51.74	(1)	51.72	52.86	(2)
International export composite	57.76	59.78	(3)	58.50	60.88	(4)
International domestic(4)	7.06	6.57	7	6.98	6.73	4
Composite package yield	20.87	21.79	(4)	21.23	22.23	(4)
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,324	8,104	3	7,697	7,561	2
International priority(5)	2,894	3,257	(11)	3,098	3,279	(6)
International airfreight	1,035	1,169	(11)	1,102	1,182	(7)

Total average daily freight pounds	12,253	12,530	(2)	11,897	12,022	(1)

Revenue per pound (yield):
U.S.	$1.30	$1.27	2	$1.31	$1.29	2
International priority(5)	2.14	2.16	(1)	2.15	2.18	(1)
International airfreight	0.99	1.04	(5)	1.03	1.01	2
Composite freight yield	1.47	1.48	(1)	1.51	1.51	—

(1)	Package and freight statistics include only the operations of FedEx Express.
(2)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(3)	International economy package services provide time-definite delivery within five business days worldwide.
(4)

International domestic statistics include our international intra-country express operations, including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(5)	Freight international priority includes FedEx International Priority and FedEx International Economy freight services.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 2% in both the third quarter and nine months of 2013 primarily due to the impact of new business acquisitions and growth in our freight-forwarding business at FedEx Trade Networks. However, core revenue growth was constrained by global economic conditions as revenue growth from higher international export volume was offset by decreased yields due to shifts in demand from our priority international services to our economy international services and lower rates.

International domestic revenues increased 63% in both the third quarter and nine months of 2013 due to recent acquisitions in Brazil, France and Poland, while total international export volumes increased 4% in both the third quarter and nine months of 2013 driven by increases in FedEx International Economy services from Asia and Europe. International export package yields decreased 3% in the third quarter and 4% in the nine months of 2013 primarily due to the demand shift toward lower-yielding services, lower rates and lower fuel surcharges. Although U.S. domestic package volume increased slightly in the third quarter of 2013, ongoing weakness in economic conditions resulted in a 2% decrease in U.S. domestic package volume for the nine months of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.00%	11.50%	10.00%	11.50%
High	13.50	14.00	14.50	16.50
Weighted-average	11.29	12.91	12.14	14.36

International Fuel Surcharges:
Low	14.00	13.50	12.00	13.50
High	19.00	19.00	20.50	23.00
Weighted-average	16.96	16.45	16.78	17.23

In both January 2013 and 2012, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin decreased significantly in the third quarter and nine months of 2013 due to the demand shift toward lower-yielding international services, higher pension costs and increased depreciation expense. Operating result comparisons were also negatively impacted by a legal reserve accrual reversal in the third quarter of 2012. Additionally, results were negatively impacted by $34 million in the third quarter and $45 million in the nine months of 2013 of costs associated with our business realignment program, both directly and through intercompany allocations.

Purchased transportation costs increased 30% in the third quarter and 28% in the nine months of 2013 due to recent business acquisitions and the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and employee benefits increased 5% in the third quarter and 4% in the nine months of 2013 due to recent acquisitions and higher pension costs, partially offset by lower incentive compensation accruals. Other operating expenses increased 19% in the third quarter and 11% in the nine months of 2013 primarily due to the negative impact on the year-over-year comparison of the legal reserve accrual reversal in 2012 and current year costs associated with recent business acquisitions. Depreciation and amortization expense increased 12% in the third quarter and 14% in the nine months of 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Fuel costs decreased 1% in the third quarter of 2013 due to lower aircraft fuel usage and decreased 2% in the nine months of 2013 due to lower jet fuel costs and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in the third quarter, but a negative impact for the nine months of 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

U.S. Postal Service Agreement

Under an agreement with the U.S. Postal Service (“USPS”) that runs through September 2013, FedEx Express provides domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. The USPS has solicited proposals for the provision of these services upon the expiration of the current agreement, and we have responded to its bid request. We expect a decision shortly from the USPS. For additional information, see the “Risk Factors” section of our Annual Report.

FEDEX GROUND SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2013	2012	Change		2013	2012	Change
Revenues:
FedEx Ground	$2,480	$2,259	10		$7,112	$6,518	9
FedEx SmartPost	267	221	21		690	579	19

Total revenues	2,747	2,480	11		7,802	7,097	10

Operating expenses:
Salaries and employee benefits	405	369	10		1,178	1,082	9
Purchased transportation	1,121	995	13		3,124	2,814	11
Rentals	86	74	16		245	212	16
Depreciation and amortization	111	102	9		324	289	12
Fuel	6	4	NM		13	11	NM
Maintenance and repairs	48	43	12		140	130	8
Intercompany charges	270	246	10		794	732	8
Other	233	182	28		660	557	18

Total operating expenses	2,280	2,015	13		6,478	5,827	11

Operating income	$467	$465	—		$1,324	$1,270	4

Operating margin	17.0%	18.8%	(180	)bp	17.0%	17.9%	(90	)bp

Average daily package volume
FedEx Ground	4,476	4,072	10		4,214	3,922	7
FedEx SmartPost	2,477	1,960	26		2,051	1,701	21

Revenue per package (yield)
FedEx Ground	$8.92	$8.79	1		$8.86	$8.68	2
FedEx SmartPost	$1.77	$1.79	(1)		$1.78	$1.78	—

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	14.8%	14.9%	15.1%	15.2%
Purchased transportation	40.8	40.1	40.0	39.7
Rentals	3.1	3.0	3.1	3.0
Depreciation and amortization	4.0	4.1	4.1	4.1
Fuel	0.2	0.2	0.2	0.2
Maintenance and repairs	1.8	1.7	1.8	1.8
Intercompany charges	9.8	9.9	10.2	10.3
Other	8.5	7.3	8.5	7.8

Total operating expenses	83.0	81.2	83.0	82.1

Operating margin	17.0%	18.8%	17.0%	17.9%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 11% in the third quarter and 10% in the nine months of 2013 due to volume growth at both FedEx Ground and FedEx SmartPost, as well as yield growth at FedEx Ground.

Average daily volume at FedEx Ground increased 10% during the third quarter and 7% in the nine months of 2013 due to market share gains from continued growth in our FedEx Home Delivery service and increases in our commercial business. FedEx Ground yield increased 1% during the third quarter and 2% in the nine months of 2013 primarily due to increased rates and higher residential surcharge revenue, partially offset by lower package weights and fuel surcharges.

FedEx SmartPost volumes grew 26% during the third quarter and 21% in the nine months of 2013 as a result of the growth in e-commerce. Yields at FedEx SmartPost decreased 1% during the third quarter of 2013 primarily due to higher postage costs, partially offset by increased rates. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Low	7.00%	7.50%	7.00%	7.50%
High	8.50	8.50	8.50	9.50
Weighted-average	7.56	8.04	7.75	8.61

In January 2013 and 2012, FedEx Ground and FedEx Home Delivery implemented a 4.9% increase in average list price. The full average rate increase of 5.9% each year was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased slightly in the third quarter of 2013, while operating margin was lower, as the benefit of higher volume and revenue per package was mostly offset by higher purchased transportation, a favorable self-insurance adjustment in the prior year, higher network expansion costs and intercompany charges of $9 million associated with the business realignment program. FedEx Ground segment operating income increased 4% in the nine months of 2013 primarily due to higher volume and yield growth, partially offset by higher purchased transportation costs. Purchased transportation costs increased 13% during the third quarter and 11% in the nine months of 2013 primarily as a result of volume growth and higher rates paid to our independent contractors. Salaries and employee benefits expense increased 10% in the third quarter and 9% in the nine months of 2013 primarily due to increased staffing to support volume growth. Other operating expenses increased 28% in the third quarter and 18% in the nine months of 2013 primarily due to a favorable self-insurance adjustment in the prior year.

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

FEDEX FREIGHT SEGMENT

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected statistics for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2013	2012	Change		2013	2012	Change
Revenues	$1,237	$1,234	—		$4,013	$3,887	3
Operating expenses:
Salaries and employee benefits	562	566	(1)		1,750	1,721	2
Purchased transportation	197	201	(2)		647	629	3
Rentals	30	29	3		88	86	2
Depreciation and amortization	55	47	17		160	135	19
Fuel	142	149	(5)		447	470	(5)
Maintenance and repairs	45	45	—		142	143	(1)
Business realignment costs	1	—	NM		1	—	NM
Intercompany charges	109	107	2		330	324	2
Other	92	91	1		278	298	(7)

Total operating expenses	1,233	1,235	—		3,843	3,806	1

Operating income (loss)	$4	$(1)	NM		$170	$81	110

Operating margin	0.3%	(0.1%)	40	bp	4.2%	2.1%	210	bp

Average daily LTL shipments (in thousands)
Priority(1)	55.3	56.4	(2)		59.5	59.9	(1)
Economy(2)	25.2	23.4	8		26.2	23.9	10

Total average daily LTL shipments	80.5	79.8	1		85.7	83.8	2

Weight per LTL shipment (lbs)
Priority(1)	1,250	1,212	3		1,226	1,193	3
Economy(2)	989	1,025	(4)		993	1,055	(6)
Composite weight per LTL shipment	1,168	1,157	1		1,154	1,154	—
LTL yield (revenue per hundredweight)
Priority(1)	$17.87	$18.10	(1)		$17.91	$18.14	(1)
Economy(2)	26.17	24.28	8		25.92	23.70	9
Composite LTL yield	$20.10	$19.70	2		$20.03	$19.59	2

(1)	FedEx Freight Priority is utilized when speed is critical, delivering LTL shipments fast and efficiently.
(2)	FedEx Freight Economy is utilized when time can be traded for savings, providing reliable, economical delivery of basic LTL freight shipments.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	45.4%	45.9%	43.6%	44.3%
Purchased transportation	15.9	16.3	16.1	16.2
Rentals	2.4	2.3	2.2	2.2
Depreciation and amortization	4.5	3.8	4.0	3.5
Fuel	11.5	12.1	11.2	12.1
Maintenance and repairs	3.6	3.6	3.6	3.7
Business realignment costs	0.1	—	—	—
Intercompany charges	8.8	8.7	8.2	8.3
Other	7.5	7.4	6.9	7.6

Total operating expenses	99.7	100.1	95.8	97.9

Operating margin	0.3%	(0.1)%	4.2%	2.1%

FedEx Freight Segment Revenues

Although revenues at the FedEx Freight segment were flat for the third quarter, revenues increased 3% in the nine months of 2013 as a result of higher LTL yield and average daily LTL shipments. LTL yield increased 2% during both the third quarter and nine months of 2013 due to improvements in FedEx Freight Economy yield resulting from higher rates and lower weight per LTL shipment. Average daily LTL shipments increased 1% in the third quarter and 2% in the nine months of 2013 due to an increase in customer demand for our FedEx Freight Economy service offering.

Generally, LTL freight is rated using a standard class system for the LTL industry and classes are assigned based on transportation characteristics including density, risk and handling. Under the class system, low-value freight that is easy to handle, unlikely to damage and dense will receive lower class ratings (and lower yields) than expensive, light, bulky freight which is highly susceptible to damage (and produces higher yields). Revenue per hundredweight is a commonly-used indicator of pricing trends, but this metric can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and the mix of freight. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Low	23.10%	22.50%	21.80%	19.80%
High	24.40	23.90	24.40	23.90
Weighted-average	23.60	23.00	23.28	22.90

In July 2012, FedEx Freight implemented a rate increase of 6.9% for LTL shipments. In June 2011, FedEx Freight increased the fuel surcharge rate to a maximum of 3.6 percentage points above previous levels.

FedEx Freight Segment Operating Income

The FedEx Freight segment operating results for the third quarter and nine months of 2013 improved as a result of LTL yield growth and increased average daily LTL shipments, along with ongoing improvements in operational efficiencies in our integrated network.

Salaries and employee benefits decreased 1% in the third quarter of 2013 due to operational efficiencies and lower incentive compensation accruals, partially offset by higher workers’ compensation and pension costs. Salaries and employee benefits increased 2% in the nine months of 2013 primarily due to a volume-related increase in labor hours and higher healthcare, workers’ compensation and pension costs, partially offset by operational efficiencies and lower incentive compensation accruals. Depreciation and amortization expense increased 17% in the third quarter and 19% in the nine months of 2013 due to continued investment in transportation equipment. Purchased transportation costs decreased 2% in the third quarter due to improved efficiencies, partially offset by increased utilization of rail and higher rates. Purchased transportation costs increased 3% in the nine months of 2013 due to increased utilization of rail and higher rates. Other operating expenses decreased 7% in the nine months of 2013 primarily due to lower bad debt expense and cargo claims and higher legal settlements in the prior year.

Fuel costs decreased 5% during both the third quarter and nine months of 2013 due to increased utilization of rail and fuel efficiency improvements. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in the third quarter and nine months of 2013.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.4 billion at February 28, 2013, compared to $2.8 billion at May 31, 2012. The following table provides a summary of our cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012 (in millions):

	2013	2012
Operating activities:
Net income	$1,258	$1,482
Noncash charges and credits	2,474	2,470
Changes in assets and liabilities	(756)	(935)

Cash provided by operating activities	2,976	3,017

Investing activities:
Capital expenditures	(2,430)	(2,946)
Business acquisitions, net of cash acquired	(483)	(114)
Proceeds from asset dispositions and other	45	20

Cash used in investing activities	(2,868)	(3,040)

Financing activities:
Principal payments on debt	(417)	(28)
Proceeds from debt issuance	991	—
Proceeds from stock issuances	221	83
Dividends paid	(132)	(123)
Purchase of treasury stock	(246)	(197)
Other	—	7

Cash provided by (used in) financing activities	417	(258)

Effect of exchange rate changes on cash	4	(7)

Net increase (decrease) in cash and cash equivalents	$529	$(288)

Cash flows from operating activities decreased $41 million in the nine months of 2013 primarily due to a decrease in net income and higher variable compensation payments, partially offset by a decrease in pension contributions. We made contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) of $420 million in the nine months of 2013 and $710 million in the nine months of 2012. Capital expenditures during the nine months of 2013 were lower primarily due to decreased spending at FedEx Express for aircraft. See “Capital Resources” for a discussion of capital expenditures during 2013 and 2012.

During the second quarter of 2013, we made principal payments of $116 million related to capital lease obligations. During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. Interest on these notes is payable semi-annually. We utilized the net proceeds for working capital and general corporate purposes.

During the first quarter of 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. As of February 28, 2013, 188,000 shares remained under existing share repurchase authorizations.

In March 2013, our board of directors authorized the repurchase of up to 10 million shares of common stock. These shares augment the remaining 188,000 shares authorized for purchase under existing share repurchase programs. It is expected that the additional share authorization will primarily be utilized to offset equity compensation dilution over the next several years.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28, 2013 and February 29, 2012 (in millions):

					Percent Change 2013/2012
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2013	2012	2013	2012	Ended	Ended
Aircraft and related equipment	$95	$240	$926	$1,455	(60)	(36)
Facilities and sort equipment	169	141	454	398	20	14
Vehicles	106	166	610	575	(36)	6
Information and technology investments	100	110	272	363	(9)	(25)
Other equipment	72	72	168	155	—	8

Total capital expenditures	$542	$729	$2,430	$2,946	(26)	(18)

FedEx Express segment	$260	$394	$1,526	$2,021	(34)	(24)
FedEx Ground segment	102	110	365	363	(7)	1
FedEx Freight segment	80	136	263	255	(41)	3
FedEx Services segment	100	89	273	305	12	(10)
Other	—	—	3	2	—	NM

Total capital expenditures	$542	$729	$2,430	$2,946	(26)	(18)

Capital expenditures during the nine months of 2013 were lower than the prior-year period primarily due to decreased spending for aircraft at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the nine months of 2013 included the delivery of ten Boeing 757s (“B757”) to be modified for cargo transport and four new Boeing 777 Freighters (“B777F”).

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at February 28, 2013 includes $443 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $3.6 billion in 2013 and include spending for aircraft and related equipment at FedEx Express, facility projects at FedEx Express and FedEx Ground and vehicle replacement at all our transportation segments. We invested $926 million in aircraft and aircraft-related equipment in the nine months of 2013 and expect to invest approximately $315 million for aircraft and aircraft-related equipment during the remainder of 2013. We have several aircraft modernization programs underway which are supported by the purchase of B777F, Boeing 767-300 Freighter (“B767F”) and B757 aircraft. These are substantially more fuel-efficient per unit than the aircraft type previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. On March 1, 2013, we entered into an amendment to our credit agreement to, among other things, extend its maturity date from April 26, 2016 to March 1, 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 52% at February 28, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 28, 2013, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

In March 2013, we made $140 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. We have no additional required contributions to our U.S. Pension Plans for the remainder of 2013.

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

On March 8, 2013, FedEx Express entered into an agreement with United Airlines to purchase 14 B757 aircraft, the delivery of which will occur in 2013 through 2015. After delivery, these passenger aircraft will be modified for cargo transport. The agreement also provides for FedEx Express to purchase up to 16 additional B757 aircraft, subject to the satisfaction of certain conditions.

On December 11, 2012, FedEx Express entered into an agreement with The Boeing Company for the purchase of four incremental B767F aircraft, the delivery of which will occur in 2015. FedEx Express also deferred the delivery of two firm B777F aircraft orders from 2015 to 2016.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2013. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2013. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2013(1)	2014	2015	2016	2017	Thereafter	Total

Operating activities:
Operating leases	$466	$1,887	$1,771	$1,578	$1,636	$7,575	$14,913
Non-capital purchase obligations and other	68	250	148	81	58	142	747
Interest on long-term debt	4	129	111	111	111	2,147	2,613
Quarterly contributions to our U.S. Pension Plans	140	—	—	—	—	—	140

Investing activities:
Aircraft and aircraft-related capital commitments	250	716	1,051	1,140	955	5,813	9,925
Other capital purchase obligations	24	2	2	—	—	—	28

Financing activities:
Debt	—	250	—	—	—	1,981	2,231

Total	$952	$3,234	$3,083	$2,910	$2,760	$17,658	$30,597

(1)	Cash obligations for the remainder of 2013.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 6 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2013.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($45 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $380 million in deposits and progress payments as of February 28, 2013 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2013, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract became amendable in March 2013, and the parties are currently in negotiations);

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2013, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2013, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2012; however, this weakening did not have a material effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.3	Amendment dated December 3, 2012 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.4	Letter Agreement dated January 25, 2013, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.6	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date:	March 21, 2013	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.3	Amendment dated December 3, 2012 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.4	Letter Agreement dated January 25, 2013, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.6	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1