Form 10-K
period 2013-05-31
FEDEX CORP
filed 2013-07-15
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2012, was approximately $26.3 billion. The Registrant has no non-voting stock.

As of July 12, 2013, 316,584,465 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2013 annual meeting of stockholders to be held on September 23, 2013 are incorporated by reference in response to Part III of this Report.

PART I

ITEM 1. BUSINESS

Overview

FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in four business segments:

•

FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-certain delivery to more than 220 countries and territories, connecting markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding, and FedEx SupplyChain Systems, Inc., which offers a range of supply chain solutions.

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

•

FedEx Freight: FedEx Freight, Inc. (“FedEx Freight”) is a leading North American provider of less-than-truckload (“LTL”) freight services across all lengths of haul, offering: FedEx Freight Priority, when speed is critical to meet supply chain needs; and FedEx Freight Economy, when time can be traded for cost savings. The FedEx Freight segment also offers freight delivery service to most points in Canada, Mexico, Puerto Rico and the U.S. Virgin Islands and includes FedEx Custom Critical, Inc., a leading North American provider of time-specific, critical shipment services.

•

FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides our other companies with sales, marketing, information technology, communications and back-office support. The FedEx Services segment also includes FedEx TechConnect, Inc., which is responsible for customer service, billings and collections for our U.S. customers and offers technical support services, and FedEx Office and Print Services, Inc. (“FedEx Office”), which provides document and business services and retail access to our package transportation businesses.

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

We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our Web site,  fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipping, pick-up, shipment tracking, customer service and invoicing information, as well as FedEx Office services. Similarly, by making one call to FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the service best meeting their needs. Through this one point of contact, customers can select from a broad range of freight services, based on their pickup and delivery requirements, time sensitivity and the characteristics of the products being shipped. Also, we have integrated our LTL and parcel sales teams to enhance the effectiveness of our sales efforts and provide additional simplicity for our customers.

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

Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility and uncertainty have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy. For example, in response to sluggish economic growth, we recently retired from service 10 aircraft and related engines and shortened the depreciable lives of an additional 76 aircraft and related engines. In addition, we have decreased capacity between Asia and the United States.

At the same time, we continue to expand network capacity at our growing and highly successful FedEx Ground segment. Strategic management of the FedEx Ground business resulted in higher yields and volumes boosted by e-commerce and market share gains from continued growth in our FedEx Home Delivery service in 2013.

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

•

Supply Chain Acceleration: While the growth of global trade has slowed, companies of all sizes continue to depend on the delivery of just-in-time inventory to help them compete. We have taken advantage of the move toward more efficient supply chains by helping customers obtain more visibility into their supply chains and near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

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

These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward stronger long-term growth, productivity and profitability. To this end, we are investing in long-term strategic projects focused on expanding and modernizing our global networks to accommodate future volume growth and increase customer convenience, such as investments in B777F and B767F aircraft. We also continue to broaden and more effectively bundle our portfolio of services in response to the needs and desires of our customers. For example, since the beginning of 2013, we:

•	Continued to reduce transit times and provide a better pickup experience within FedEx Ground’s growing and highly profitable network.

•

Made strategic acquisitions in Poland, France and Brazil, and entered into agreements to acquire the businesses operated by our current service provider in five countries in Southern Africa, which are giving and will give us more robust transportation networks in these countries and added capabilities in these important international markets.

•

Continued to execute our aggressive plan to expand the global freight forwarding presence of FedEx Trade Networks — by opening additional facilities (over 140 freight forwarding offices are now open), including in Glasgow, Scotland, Bangkok, Thailand, Rio de Janeiro, Brazil, Guadalajara and Monterrey, Mexico, and Dublin, Ireland, and establishing new alliances throughout the world.

•

Introduced enhancements to the FedEx Deep Frozen Shipping Solution that offer more options and broader access to the end-to-end service that helps customers move temperature-sensitive samples and specimens around the world using an innovative liquid nitrogen dry vapor technology that maintains a temperature below -150 degrees Celsius for up to 10 days.

•

Expanded the availability of our sensor-based SenseAware service, which provides customers with near real-time tracking of a package’s vital statistics within the in-transit supply chain or stationary inventory monitoring, to international markets in Canada, the United Kingdom, Australia and Singapore, all the while adding new capabilities to provide customers with greater flexibility and reach.

•	Continued to utilize FedEx Freight’s expertise in technology and operational excellence under the unified LTL network to provide a powerful value proposition to customers.

Business Realignment

During 2013, we saw a more challenging business environment — particularly for FedEx Express, as ongoing shifts from priority to deferred shipping services significantly impacted profitability. In response to these trends, in addition to the continued profit improvements in the base businesses at FedEx Ground and FedEx Freight, our profit improvement programs announced in 2013 are targeting annual profitability improvement of $1.6 billion at FedEx Express by the end of 2016 (from the full year 2013 base business). The plan identifies several things the company will do, including reducing our costs, modernizing our aircraft fleet as discussed above, adjusting our transportation networks to meet changing customer needs and remaining dedicated to our people and culture, which have made us what we are today. In the face of tepid global economic growth, shifting customer preferences and volatile fuel prices, we continue to adapt our networks, striking the right balance between volume and yield improvements.

More specifically, multiple initiatives primarily across FedEx Express and FedEx Services are reducing our overall cost structure. For example, we completed a voluntary program offering cash buyouts to eligible U.S.-based employees in certain staff functions, and approximately 3,600 employees either have left or will be leaving voluntarily by the end of 2014. We are also streamlining support functions and eliminating redundant systems and processes. At the same time, in addition to modernizing our air fleet, we are transforming our U.S. domestic express network by closing and realigning regional and district facilities, reorganizing pickup and delivery operations while maintaining our outstanding service levels, improving flight and crew scheduling, refining aircraft maintenance processes and improving fuel efficiency of our vehicle fleet. Internationally, we are working to improve the quality of our international revenue as customers continue to make more economical choices in a low-growth global economy by moving the line-haul of certain slower-moving shipments to third-party transportation providers and better leveraging capacity within the FedEx Express international network through, for example, the reduction of flights to and from Asia. The international acquisitions discussed above will also help drive significant increases in international domestic revenues. Lastly, we are improving revenue quality by adding value for our customers with innovative and market-leading solutions, expanding our small and medium-size customer base and adding services for vertical industries such as healthcare and aerospace. Our way forward is clear, as we continue to make FedEx an even leaner, more efficient business.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2013, FedEx ranked 10th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 12th consecutive year we have been ranked in the top 20 on the list. Additionally, FedEx recently ranked 12th on the Reputation Institute’s “U.S Reputation Pulse” list, which measures the corporate reputations of the largest U.S. companies based on consumers’ trust, esteem, admiration and good feeling about a company. Lastly, in a 2012 survey of U.S. consumers conducted by the Reputation Institute and the Boston College Center for Corporate Citizenship, FedEx placed 7th on the Corporate Social Responsibility Index (CSRI) 50 — a list of the most socially responsible companies in the United States.

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

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. In 2012, FedEx Express was named as one of the top five global companies to work for by The Great Place to Work® Institute in its inaugural ranking of the World’s Best Multinational Workplaces. FedEx Express made this ranking’s top 10 list again in 2013. In order to even be considered for this honor, a company must appear on at least five national Great Place to Work lists and have at least 5,000 employees worldwide. Additionally, in 2013, we were listed among Black Enterprise magazine’s “40 Best Companies for Diversity,” a list that we have made for eight consecutive years. Most recently, FedEx was named among FORTUNE magazine’s 2013 “100 Best Companies to Work For” in the United States, a list we have made 11 of the past 14 years. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 300,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We have three core focus areas: disaster preparedness, relief and recovery (American Red Cross, The Salvation Army, Direct Relief and Heart to Heart International); pedestrian and road safety (Safe Kids Worldwide and United Nations Decade of Action for Road Safety); and environmental sustainability (Arbour Day Foundation, EMBARQ, National Fish & Wildlife Foundation and The Nature Conservancy). We support minority access to higher education by funding scholarships, are a major sponsor of the National Civil Rights Museum and also support Teach for America, Junior Achievement and ORBIS International. Additionally, FedEx supports communities throughout the United States with an annual United Way employee giving campaign. In the aftermath of Superstorm Sandy, FedEx stepped in and assisted in delivering almost 4 million pounds of relief aid on behalf of agencies such as the American Red Cross, Heart to Heart International, Direct Relief and The Salvation Army. For additional information on our community involvement and disaster relief efforts, see http://csr.fedex.com.

The Environment

In furtherance of our commitment to protecting the environment, we recently updated one of our long-term goals to increase FedEx Express vehicle fuel efficiency to reflect the significant progress we have made over the last several years — we have already reached more than 22 percent cumulative improvement in fuel economy since 2005. Our goal is to now increase FedEx Express vehicle fuel efficiency by 30 percent by 2020. We continue with our goal to reduce aircraft emissions by 30 percent by 2020 on an emissions per available-ton-mile basis, a goal that we increased from 20 percent in 2012. We have also established a goal of obtaining 30 percent of our jet fuel from alternative fuels by the year 2030.

We will continue to expand on-site renewable energy generation where feasible. To meet our future operational needs, as discussed above, we are adding more fuel-efficient aircraft to our fleet. The use of newer and more fuel-efficient aircraft is reducing our greenhouse gas emissions and airport noise and increasing our jet fuel efficiency. Our electric delivery fleet has grown to 360 low-emission hybrid-electric vehicles and 165 zero-emission electric vehicles. Additionally, we recently purchased 1,900 lightweight, composite-body Reach vehicles from Utilimaster to join our 400 Reach vehicles already in service, making our FedEx Express lightweight, composite-body vehicle fleet the largest in the industry. The Reach van is 35% more fuel efficient than traditional vehicles in the FedEx Express fleet. Our solar power generation systems represent another step we are taking toward progressive environmental stewardship and resource sustainability. We operate nine solar facilities around the world, including the newest roof top solar-electric system at FedEx Express’s distribution hub in Newark, New Jersey, with 8,684 solar modules covering 3.5 acres across three buildings on the roof of the Newark hub. In addition, nine FedEx facilities in the United States, including our FedEx Express facility in Las Vegas, Nevada, our FedEx Express World Headquarters in Memphis and our enterprise data center in Colorado Springs, Colorado, have received certification by Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings. FedEx Express has made LEED certification the standard for newly built U.S. facilities.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling, pollution prevention and the use of copy paper with recycled content, among other environmentally-responsible available choices. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com. In April 2012, we launched our FedEx Carbon-Neutral Envelope shipping program to all FedEx envelope shipping options, making FedEx Express the first global express transportation company to offer carbon-neutral envelope shipping at no extra charge to the customer. Through this program, FedEx Express makes an investment in global projects that displace or sequester greenhouse gas emissions from the atmosphere, neutralizing the impacts of the carbon emissions emitted during the shipment of all FedEx envelopes around the world.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. During the past two years, we have added highly qualified, independent directors to the Board in R. Brad Martin, the former CEO of Saks Incorporated, and Joshua Cooper Ramo, Vice Chairman of Kissinger Associates, Inc. The Board has taken significant steps to enhance its accountability to stockholders in recent years. For example, in September 2011, stockholders approved our proposal to amend FedEx’s certificate of incorporation in order to allow holders of 20 percent or more of FedEx’s common stock the right to call special meetings of stockholders. Additionally, in June 2012, the Board adopted a lead independent director corporate governance structure.

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

Business Segments

The following describes in more detail the operations of each of our reportable segments:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of package and freight, connecting markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 160,700 employees and has approximately 52,400 drop-off locations (including FedEx Office centers), 647 aircraft and approximately 54,100 vehicles and trailers in its integrated global network.

Services

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire U.S. population. FedEx Express offers three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market.

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority package services provide time-definite delivery within one, two or three business days worldwide. FedEx International Economy package services provide time-definite delivery within five business days worldwide. FedEx International First, which provides a time-definite, customs cleared, door-to-door express service with a pre-defined delivery commitment of as early as 8:00 a.m. in the United States, 9:00 a.m. in Europe, and 10:00 a.m. in Asia, Canada and Latin America, was expanded in 2013 and now covers 19 destination countries. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India, Mexico, Brazil, France and Poland. In addition, FedEx Express offers comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

In April 2013, we launched FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at www.fedex.com, customers can receive notification of FedEx Express packages en route to their homes, and can choose various delivery options.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Technology.”

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe and Latin America. We recently made strategic moves in Europe and Latin America. In 2013, we acquired:

•	the Polish domestic express package delivery company Opek Sp. z o.o.;

•	the French express transportation company TATEX; and

•	the Brazilian transportation and logistics company Rapidão Cometa Logística e Transporte S.A.

These acquisitions, along with our 2012 acquisition of the Mexican domestic express package delivery company Servicios Nacionales Mupa, S.A. de C.V. (Multipack), give us more robust transportation networks within these countries and added capabilities in these important international markets, continue our strategic European and Latin American growth plans and are expected to provide important contributions to our long-term growth, productivity and profitability. Additionally, in 2013, we opened 48 new stations across Europe pursuant to our organic growth strategy. In June 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa, including South Africa.

We began serving mainland China in 1984, have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Our new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which will serve as a consolidation point for shipments from northern Asia to the United States, and will continue to operate as an international gateway for customers in western Japan, is scheduled to open in the spring of 2014. Additionally, in October 2012, we announced plans to establish a new International Express and Cargo Hub in Shanghai. This new facility, with designated onsite customs clearance, will be located at Shanghai’s Pudong International Airport and is slated for completion in early 2017. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

Under an agreement with the USPS that runs through September 2013, FedEx Express provides domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. In April 2013, FedEx Express entered into a new seven-year transportation agreement with the USPS for the provision of domestic air transportation services to the USPS for Priority and Express Mail. The new agreement begins on October 1, 2013 and runs through September 2020. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (GXG) under a separate agreement.

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

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2013 was based on the average spot price for jet fuel published for April 2013. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2013 — 12%; 2012 — 14%; and 2011 — 10%. These percentages include certain fuel surcharge reductions that are associated with our annual base rate increases.

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

FedEx Office offers retail access to FedEx Express shipping services at all of its U.S. and Canadian retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, and corporate or industrial parks.

Fuel Supplies and Costs

During 2013, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2013	$3,683	8.3%
2012	3,867	9.1
2011	3,178	8.1
2010	2,342	6.7
2009	2,932	8.3

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

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2013, FedEx Express employed approximately 112,000 permanent full-time and 48,700 permanent part-time employees, of which approximately 14% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent approximately 37% of all employees.

The pilots of FedEx Express, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement. This agreement became amendable in March 2013, and the parties are currently in negotiations.

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

FedEx Trade Networks

FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. Since the beginning of 2013, FedEx Trade Networks continued to execute an aggressive plan to expand its global freight forwarding presence — by opening additional facilities (over 140 freight forwarding offices are now open), including in Glasgow, Scotland, Bangkok, Thailand, Rio de Janeiro, Brazil, Guadalajara and Monterrey, Mexico, and Dublin, Ireland, and establishing new alliances throughout the world. FedEx Trade Networks provides customs clearance services for FedEx Express at its major U.S. hub facilities. Value-added services include Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, FedEx Trade Networks publishes customs duty and tax information for approximately 180 customs areas worldwide. In 2013, FedEx Trade Networks completed its mission to enable ACE (Automated Commercial Environment) entry summary filing at all U.S. ports of entry — ACE is U.S. Customs and Border Protection’s new automation system, and by getting on board early, FedEx Trade Networks has developed its expertise and improved its system capabilities for the new regulatory environment. FedEx Trade Networks has approximately 4,570 employees and 146 offices in 123 service locations throughout North America and in Asia, Europe, the Middle East, Latin America and Africa. FedEx Trade Networks maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx SupplyChain Systems

FedEx SupplyChain is an integrated logistics provider offering a range of supply chain solutions that leverage FedEx information technology and transportation networks around the world. The company offers services that include critical inventory logistics, transportation management and temperature-controlled transportation through a network of owned and managed resources — all tightly integrated via advanced information technology systems. FedEx SupplyChain also now offers expanded visibility and control features, as well as new stocking locations to support worldwide FedEx Critical Inventory Logistics customers with high-value, critical orders.

FedEx Ground Segment

FedEx Ground

Overview

By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back guaranteed ground package delivery services. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental U.S. population and overnight service of up to 400 miles to nearly 100% of the continental U.S. population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers.

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. For example, during the most recent two-year period, FedEx Ground has reduced the transit times of 4.4% of its lanes. FedEx Ground’s ongoing network expansion program is substantially increasing the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology, the expansion of existing hubs, and the expansion or relocation of other existing facilities.

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

In April 2013, we launched FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at www.fedex.com, customers can receive notification of FedEx Ground packages en route to their homes, and can choose various delivery options.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account.

FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2013 was based on the average diesel fuel price published for April 2013. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 528 facilities, including 33 hubs, in the United States and Canada. FedEx Ground conducts its operations primarily with approximately 35,640 owner-operated vehicles and approximately 38,100 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

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

FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. and Canadian retail locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the United States.

As of May 31, 2013, FedEx Ground had approximately 53,300 employees. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Henry J. Maier is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS and the USPS.

Independent Contractor Model

Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions support the company’s classification, and the company believes its relationship with its contractors is generally excellent. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 18 of the accompanying consolidated financial statements.

FedEx Ground has made changes to its relationships with the small businesses it contracts with that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example, FedEx Ground has implemented or is implementing its Independent Service Provider (“ISP”) model in a number of states. The ISP model requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract. To date, FedEx Ground has transitioned to the ISP model in 17 states. Depending on a number of considerations, FedEx Ground may transition to it in other states as well.

In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with businesses that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize owners who choose to grow their businesses by adding routes. During May 2013, approximately 87% of FedEx Ground’s package volume was delivered by business owners operating multiple routes.

FedEx SmartPost

FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the USPS for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a USPS facility for final delivery by a postal carrier. Through its network of 26 distribution hubs and approximately 7,430 employees, FedEx SmartPost provides delivery to all residential addresses in the United States, including PO Boxes and military destinations. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

FedEx Freight Segment

FedEx Freight

FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity and reliability to meet the needs of LTL shippers — FedEx Freight Priority, when speed is critical to meet supply chain needs, and FedEx Freight Economy, when time can be traded for cost savings. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority, which has the fastest published transit times of any nationwide LTL service, offers a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight Canada offers FedEx Freight Priority and FedEx Freight Economy, serving most points in Canada, as well as between Canada and the United States. In addition, FedEx Freight serves Mexico, Puerto Rico and the U.S. Virgin Islands via alliances and purchased transportation.

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight, FedEx Express and FedEx Ground. These solutions make freight shipping easier and provide customers easy access to their account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Customers can also process cross-border LTL shipments to and from Canada and Mexico through FedEx Ship Manager Software, FedEx Ship Manager Server and FedEx Web Services. Additionally, FedEx Freight A.M. offers freight delivery by 10:30 a.m. within and between the United States and Canada, backed by a money-back guarantee. FedEx Freight has an indexed fuel surcharge, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel.

As of May 31, 2013, FedEx Freight was operating approximately 59,000 vehicles and trailers from a network of 370 service centers, and the FedEx Freight segment had approximately 33,700 employees. William J. Logue is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), Con-way Freight (a subsidiary of Con-way Inc.), UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight System, Inc.

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the United States, Canada and Mexico. Among its services are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. In addition, its subsidiary FedEx Truckload Brokerage provides freight brokerage solutions within the United States and into and out of Canada and Mexico. Service is available 24 hours a day, 365 days a year. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the company’s Shipping Toolkit, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. In 2013, FedEx Custom Critical launched a new service called ShipmentWatch, an offering through which FedEx Custom Critical manages SenseAware® devices to track customers’ shipments — by programming the device to the customer’s requirements prior to the shipment, sending the device to the shipper and then proactively monitoring the shipment from pickup to delivery. FedEx Custom Critical utilizes approximately 1,350 vehicles, operated by independent contractors and their drivers, which are dispatched out of approximately 140 geographically-based staging areas.

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

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2013, the FedEx Services segment had approximately 33,300 employees (including approximately 15,500 at FedEx Office).

Customer Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, FedEx has been recognized by InformationWeek 500 as a top technology innovator in the United States for 17 consecutive years.

Our technology strategy is driven by our desire for customer satisfaction. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning Web site, together with our customer integrated solutions.

The fedex.com Web site was launched nearly 20 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At  fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments.

FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® mobile digital devices. The FedEx Mobile website has expanded to more than 220 countries and territories and 25 languages. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location information. FedEx Office has its own iPhone® app that allows customers to print directly from their smartphones to any FedEx Office location in the United States or have the order delivered right to their door, while also allowing customers to get account-specific pricing, track print orders or packages, or find the nearest FedEx Office location. FedEx Office self-serve printers give customers even more flexibility by allowing direct USB access to print documents, as well as the ability to retrieve documents submitted via Google Cloud Print, HP ePrint, Breezy and Canon Forms & Print Services for Salesforce with a secure retrieval code. FedEx also uses wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

FedEx innovation continued in 2013 with the following enhancements:

•

FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery.

•	The FedEx Ship to Friends app that allows people who use Facebook® to prepare and pay for a U.S. domestic shipment without leaving Facebook®.

•

FSM@fedex.com Integration Manager, which is a web-based tool for business owners who manage multiple stores online, working seamlessly with e-commerce platforms such as eBay, Amazon, Etsy, Google Checkout and Yahoo to allow business owners to organize, review and process their shipments from multiple stores in one place.

We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software developed by leading e-procurement, systems integration and enterprise resource planning companies. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes.

Marketing

The FedEx brand name is symbolic of outstanding service, reliability and speed. Emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

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

FedEx Office

FedEx Office’s network of digitally-connected locations offers access to copying and digital printing through retail and Web-based platforms, signs and graphics, professional finishing, computer rentals, and the full range of FedEx day-definite ground shipping and time-definite global express shipping services. FedEx Office’s network of locations provides convenient access points to FedEx Express and FedEx Ground services for higher margin retail customers. Customers may also have their FedEx Express, FedEx Ground and FedEx Home Delivery packages delivered to any FedEx Office location nationwide by choosing the Hold at FedEx Location option when initiating a shipment — or even when a shipment is on its way — free of charge.

In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail product assortment. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped using any of the full range of FedEx day-definite ground shipping and time-definite global express shipping services, FedEx Office provides a complete “pack-and-ship” solution.

Almost all FedEx Office locations provide local pick-up and delivery service — an offering whereby a FedEx courier picks up a customer’s job at the customer’s location and then returns the finished product to the customer — with options and service areas varying by location. Additionally, through cloud printing with FedEx Office Print Online, customers can upload files from some of the most popular cloud Web sites including Box, Dropbox and Google Drive™ and then select from a variety of printing options, and can choose to pick up their completed order at FedEx Office locations nationwide or have the order delivered right to their door. Customers also have the ability to access these same cloud files through a USB drive or mobile device at self-serve copiers in FedEx Office locations, giving them seamless access to their files across our online and retail channels. Lastly, we now offer our FedEx SameDay City service in select U.S. ZIP codes, which allows customers to get their packages across town in the same day with local delivery by FedEx Office uniformed employees.

As of May 31, 2013, FedEx Office operated approximately 1,800 locations, including 30 locations in four foreign countries, as well as 20 closed production centers. FedEx Office is headquartered in Dallas, Texas.

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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including FedEx Express, were exempt from these new pilot fatigue requirements, and instead required to continue complying with previously enacted flight and duty time rules. In December 2012, the FAA reaffirmed the exclusion of us from the new rule. It is reasonably possible, however, that future security or flight safety requirements could impose material costs on us.

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

International. FedEx Express’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner. Additionally, global air cargo carriers, such as FedEx Express, are subject to current and potential additional aviation security regulation by foreign governments.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Because the European Union ETS is being contested by many countries on a number of fronts, and the effective date for parts of the ETS has been delayed until next year, the future impact on us is unclear. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act. We have comprehensive export controls and economic sanctions programs designed to ensure compliance with United States and other applicable export laws, rules and regulations. As part of our ongoing efforts to monitor the effectiveness of our international trade compliance programs, we recently identified the shipments described below involving FedEx Express, which occurred during 2013.

During 2013, a Dubai-based package consolidator tendered approximately 32,000 shipments to FedEx Express for handling, including 16 separate shipments for delivery to branches of Mir Business Bank in Russia and branches of Bank Melli in Azerbaijan, Iraq and Germany. Both banks are identified on the list of Specially Designated Nationals maintained by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). Each of these shipments contained only documents. The aggregate revenue for these shipments was $212. There was no profit associated with these shipments.

This consolidator also tendered six separate shipments to FedEx Express for delivery to Iranian embassies and a consulate in Germany, Malaysia, Australia, Thailand and Argentina. These shipments contained documents, books, magazines, CDs, toys, nuts and/or candy. The aggregate revenue for these shipments was $218. There was no profit associated with these shipments.

The tendering of these shipments to FedEx Express violated the terms of the written agreements between FedEx Express and this consolidator.

FedEx Express’s handling of these shipments was inadvertent and not in accordance with our internal policies and procedures. Promptly upon learning of these shipments, FedEx Express canceled its agreements with the consolidator described above and certain other Dubai-based package consolidators and discontinued certain services in Dubai. We have implemented enhanced controls, procedures and other measures in connection with our international trade compliance programs that are designed to prevent these activities from recurring.

Our investigation into past shipments tendered by Dubai-based consolidators is ongoing. We have made initial voluntary disclosures to OFAC and will supplement these disclosures as our investigation is completed. We intend to fully cooperate with OFAC regarding these matters.

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 76 through 81 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2013, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft) (1)

Boeing B777F	23	0	23		233,300
Boeing MD11	38	26	64		192,600
Boeing MD10-30	13	4	17		175,900
Boeing MD10-10	47	0	47		137,500
Airbus A300-600	35	36	71		106,600
Airbus A310-200/300	30	0	30		83,170
Boeing B757-200	89	0	89	(2)	63,000
Boeing B727-200	14	0	14		59,300
ATR 72-202/212	21	0	21		17,970
ATR 42-300/320	26	0	26		12,070
Cessna 208B	245	0	245		2,830

Total	581	66	647

(1)	Maximum gross structural payload includes revenue payload and container weight.
(2)	Includes 16 aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

•

The MD10s are three-engine, wide-bodied aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.

•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.

•	The B727s are three-engine, narrow-bodied aircraft configured for cargo service. The B727 fleet was retired in June 2013.

•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

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

At May 31, 2013, FedEx Express operated approximately 54,100 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2013, with the year of expected delivery:

	B757	B767F(1)	B777F(2)	Total

2014	13	4	2	19
2015	—	12	—	12
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	13	50	20	83

(1)	As of May 31, 2013, our obligation to purchase four of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.
(2)	As of May 31, 2013, our obligation to purchase nine of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

As of May 31, 2013, deposits and progress payments of $414 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2013, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour) (1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	784	3,514,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2017/2028	(5)

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028	(6)

Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025	(7)

International
Anchorage, Alaska (2)	64	332,000	25,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	882,000	64,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2017, and lease for additional buildings expires in 2028.

(6)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(7)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express owns its headquarters campus, which comprises nine separate buildings with approximately 1.3 million square feet of space. FedEx Express also leases 39 facilities in the Memphis area for administrative offices and warehouses.

FedEx Express owns or leases 645 facilities for city station operations in the United States. In addition, 560 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2013, FedEx Express had approximately 38,500 Drop Boxes. FedEx Express also has approximately 12,900 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, FedEx Express had approximately 4,850 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania, area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2013, FedEx Ground had approximately 38,100 company-owned trailers and owned or leased 528 facilities, including 33 hubs. In addition, approximately 35,640 owner-operated vehicles support FedEx Ground’s business. Of the 331 facilities that support FedEx Home Delivery, 243 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 33 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average 357,000 square feet and range in size from 54,000 to 715,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices for the FedEx Freight business in Harrison, Arkansas. As of May 31, 2013, FedEx Freight operated approximately 59,000 vehicles and trailers and 370 service centers, which are strategically located to provide service throughout North America. These facilities range in size from 850 to 220,000 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services and FedEx Express lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2013, FedEx Office operated approximately 1,800 locations, including 30 locations in four foreign countries, as well as 20 closed production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and average approximately 4,000 square feet in size. We have a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (more than 940 locations).

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 18 of the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	68	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	59	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Name and Office	Age	Positions and Offices Held and Business Experience

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	54	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of Saks Incorporated, a retailer operating luxury, specialty and traditional department stores, and as a director of First Horizon National Corporation, a financial services holding company.

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	57	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Level 3 Communications, Inc., a global communications services company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	59	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Name and Office	Age	Positions and Offices Held and Business Experience

William J. Logue President and Chief Executive Officer, FedEx Freight Corporation	55	President and Chief Executive Officer of FedEx Freight Corporation (parent of FedEx Freight) since March 2010; President of FedEx Freight Corporation from December 2009 to February 2010; Executive Vice President and Chief Operating Officer — U.S. of FedEx Express from March 2008 to November 2009; Executive Vice President — U.S. Operations and System Support of FedEx Express from September 2006 to March 2008; Senior Vice President — U.S. Operations of FedEx Express from August 2004 to September 2006; Senior Vice President — Air-Ground and Freight Services of FedEx Express from 1999 to August 2004; Vice President — National Hub Operations, Memphis Hub of FedEx Express from 1995 to 1999; and various operations management positions with FedEx Express from 1989 to 1995.

Henry J. Maier President and Chief Executive Officer, FedEx Ground	59	President and Chief Executive Officer of FedEx Ground since June 2013; Executive Vice President — Strategic Planning and Communications of FedEx Ground from September 2009 to June 2013; Senior Vice President — Strategic Planning and Communications of FedEx Ground from December 2006 to September 2009; Vice President — Marketing of FedEx Services from March 2000 to December 2006; Vice President — Marketing and Communications of FedEx Ground from June 1999 to March 2000; and various management positions in logistics, sales, marketing and communications with RPS, Inc. and Caliber Logistics, Inc. from 1986 to 1999.

Christine P. Richards Executive Vice President, General Counsel and Secretary	58	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 12, 2013, there were 13,151 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices		Dividend
	High	Low
Fiscal Year Ended May 31, 2013
Fourth Quarter	$109.66	$90.61	$0.14
Third Quarter	107.50	87.99	0.14
Second Quarter	94.26	83.92	0.14
First Quarter	93.17	83.80	0.14

Fiscal Year Ended May 31, 2012
Fourth Quarter	$96.89	$84.86	$0.13
Third Quarter	97.19	76.95	0.13
Second Quarter	85.75	64.07	0.13
First Quarter	98.66	72.16	0.13

FedEx also paid a cash dividend on July 1, 2013 ($0.15 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. FedEx did not repurchase any of its common stock during the fourth quarter of 2013.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2013 is presented on page 133 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 39 through 81 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 132 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2013 thereon, are presented on pages 84 through 131 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 82 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 83 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on September 23, 2013, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on September  23, 2013, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on September 23, 2013, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on September 23, 2013, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2013 and 2012 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on September 23, 2013, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2013 thereon, are listed on pages 37 through 38 and presented on pages 84 through 131 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 15, 2013 thereon, is presented on pages 134 through 135 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-10 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

Dated: July 15, 2013	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2013
Frederick W. Smith

/s/ ALAN B. GRAF, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 15, 2013
Alan B. Graf, Jr.

/s/ JOHN L. MERINO	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 15, 2013
John L. Merino

/s/ JAMES L. BARKSDALE *	Director	July 15, 2013
James L. Barksdale

/s/ JOHN A. EDWARDSON *	Director	July 15, 2013
John A. Edwardson

/s/ SHIRLEY ANN JACKSON *	Director	July 15, 2013
Shirley Ann Jackson

/s/ STEVEN R. LORANGER *	Director	July 15, 2013
Steven R. Loranger

Signature	Capacity	Date

/s/ GARY W. LOVEMAN *	Director	July 15, 2013
Gary W. Loveman

/s/ R. BRAD MARTIN *	Director	July 15, 2013
R. Brad Martin

/s/ JOSHUA COOPER RAMO *	Director	July 15, 2013
Joshua Cooper Ramo

/s/ SUSAN C. SCHWAB *	Director	July 15, 2013
Susan C. Schwab

/s/ JOSHUA I. SMITH *	Director	July 15, 2013
Joshua I. Smith

/s/ DAVID P. STEINER *	Director	July 15, 2013
David P. Steiner

/s/ PAUL S. WALSH *	Director	July 15, 2013
Paul S. Walsh

*By: /s/ JOHN L. MERINO John L. Merino Attorney-in-Fact		July 15, 2013

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

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2013 results compared to 2012, and 2012 results compared to 2011. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2014.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2014) for each of our reportable transportation segments.

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

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2013 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2013(1)	2012(2)	2011(3)	2013/2012		2012/2011
Revenues	$44,287	$42,680	$39,304	4		9

Operating income	2,551	3,186	2,378	(20)		34

Operating margin	5.8%	7.5%	6.1%	(17	0)bp	14	0bp

Net income	$1,561	$2,032	$1,452	(23)		40

Diluted earnings per share	$4.91	$6.41	$4.57	(23)		40

(1)	Operating expenses include $560 million for business realignment costs and a $100 million impairment charge resulting from the decision to retire ten aircraft and related engines at FedEx Express.

(2)

Operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve which was initially recorded in 2011 at FedEx Express.

(3)

Operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011, and a $66 million legal reserve at FedEx Express.

The following table shows changes in revenues and operating income by reportable segment for 2013 compared to 2012, and 2012 compared to 2011 (dollars in millions):

	Revenues				Operating Income
	Dollar Change		Percent Change		Dollar Change		Percent Change
	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
FedEx Express segment(1)	$656	$1,934	2	8	$(705)	$32	(56)	3
FedEx Ground segment(2)	1,005	1,088	10	13	24	439	1	33
FedEx Freight segment(3)	119	371	2	8	46	337	28	193
FedEx Services segment	(91)	(13)	(5)	(1)	—	—	—	—
Other and eliminations	(82)	(4)	NM	NM	—	—	—	—

	$1,607	$3,376	4	9	$(635)	$808	(20)	34

(1)

FedEx Express segment 2013 operating expenses include $405 million of direct and allocated business realignment costs and an impairment charge of $100 million resulting from the decision to retire 10 aircraft and related engines. Additionally, FedEx Express segment 2012 operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines and the reversal of a $66 million legal reserve that was initially recorded in 2011.

(2)	FedEx Ground segment 2013 operating expenses include $105 million of allocated business realignment costs.

(3)

FedEx Freight segment 2013 operating expenses include $50 million of direct and allocated business realignment costs. Additionally, FedEx Freight segment 2011 operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

Overview

Our results for 2013 reflect a significant impact of certain charges (described below), which negatively impacted our earnings by $1.31 per diluted share. Beyond these factors, our results for 2013 benefited from the strong performance of FedEx Ground, which continued to grow market share, and ongoing profit improvement at FedEx Freight. However, a decline in profitability was experienced at our FedEx Express segment resulting from ongoing shifts in demand from our priority international services to economy international services which could not be fully offset by network cost and capacity reductions in 2013.

Our 2013 results include business realignment costs of $560 million, primarily related to our voluntary cash buyout program (see “Business Realignment, Impairment and Other Charges” for additional information). Furthermore, in May 2013, we made the decision to retire from service 10 aircraft and related engines, which resulted in a noncash asset impairment charge of $100 million.

In addition, actions in 2012 at FedEx Express related to fleet modernization resulted in the accelerated retirement of certain aircraft which negatively impacted our 2013 results by $69 million due to additional depreciation recorded for the shortened lives of the aircraft.

Our 2012 revenues, operating income and operating margins reflected the exceptional performance of our FedEx Ground segment, improved profitability at FedEx Freight and increased yields across all our operating segments. Our results significantly benefited in 2012 from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. Our 2012 results included the reversal of a $66 million legal reserve initially recorded in 2011 and an aircraft impairment charge of $134 million at FedEx Express.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,800
2,700
2,600
2,500
2,400
2,638
2,684
2,577
2,543
2010
2011
2012
2013

FedEx Express
International(1)
Average Daily Package Volume
1,200
1,000
800
600
400
200
0
523
575
559
576
318
348
495
785
2010
2011
2012
2013
International export
International domestic

FedEx Ground
Average Daily Package Volume
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
3,523
3,746
3,907
4,222
1,222
1,432
1,692
2,058
2010
2011
2012
2013
FedEx Ground
SmartPost

FedEx Freight
Average Daily LTL Shipments
90.0
85.0
80.0
75.0
82.3
86.0
84.9
85.7
2010
2011
2012
2013

FedEx Express and FedEx Ground
Total Average Daily Package Volume
10,500
10,000
9,500
9,000
8,500
8,000
8,224
8,785
9,230
10,184
2010
2011
2012
2013

(1)

International domestic average daily package volume includes our international intra-country express operations, including acquisitions in India (February 2011), Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

Revenue

Revenues increased 4% in 2013 primarily driven by increases in international domestic revenue at FedEx Express and volume growth at FedEx Ground. At FedEx Ground, revenues increased 10% in 2013 primarily due to volume growth from market share gains. At FedEx Express, revenues increased 2% due to increases in international domestic revenues from recent acquisitions and growth in our freight-forwarding business at FedEx Trade Networks. Base revenue growth at FedEx Express in 2013 was constrained by global economic conditions as shifts in demand from our priority international services to our economy international services and lower rates resulted in declines in international export package yields. At FedEx Freight, revenues increased 2% as a result of higher yield and average daily LTL shipments.

During 2012, revenues increased 9% due to yield growth across all our transportation segments. At FedEx Express, revenues increased 8% in 2012 led by higher U.S. domestic and international export package yields. However, U.S. domestic package and international export package volumes declined due to weakening global economic conditions. Revenues increased 13% during 2012 at our FedEx Ground segment due to higher yields and strong demand for all our major services. At FedEx Freight, revenues increased 8% during 2012 due to higher LTL yield as a result of higher fuel surcharges and yield management programs, despite a decrease in volume.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2013		2012		2011
Operating expenses:
Salaries and employee benefits	$16,570		$16,099		$15,276
Purchased transportation	7,272		6,335		5,674
Rentals and landing fees	2,521		2,487		2,462
Depreciation and amortization	2,386		2,113		1,973
Fuel	4,746		4,956		4,151
Maintenance and repairs	1,909		1,980		1,979
Business realignment, impairment and other charges	660	(1)	134	(2)	89	(3)
Other (4)	5,672		5,390		5,322

Total operating expenses	$41,736		$39,494		$36,926

	Percent of Revenue
	2013	2012	2011
Operating expenses:
Salaries and employee benefits	37.4%	37.7%	38.9%
Purchased transportation	16.4	14.9	14.4
Rentals and landing fees	5.7	5.8	6.3
Depreciation and amortization	5.4	5.0	5.0
Fuel	10.7	11.6	10.6
Maintenance and repairs	4.3	4.6	5.0
Business realignment, impairment and other charges	1.5 (1)	0.3 (2)	0.2 (3)
Other (4)	12.8	12.6	13.5

Total operating expenses	94.2	92.5	93.9

Operating margin	5.8%	7.5%	6.1%

(1)	Includes predominantly severance costs associated with our voluntary buyout program and charges resulting from the decision to retire 10 aircraft and related engines at FedEx Express.

(2)	Represents charges resulting from the decision to retire 24 aircraft and related engines at FedEx Express.

(3)	Represents charges associated with the combination of our FedEx Freight and FedEx National LTL operations effective January 30, 2011.

(4)	Includes the 2012 reversal of a $66 million legal reserve at FedEx Express that was initially recorded in 2011.

Our 2013 operating income and operating margin decreased primarily due to the impact of business realignment costs, aircraft impairment charges and accelerated aircraft depreciation (see “Overview” section above). Beyond these factors, operating income was positively impacted in 2013 by higher volumes and increased yields at our FedEx Ground segment and by increased yields and higher volumes at our FedEx Freight segment. However, the ongoing shifts in demand from priority international services to economy international services and lower rates resulted in a substantial decline in profitability at FedEx Express.

Purchased transportation increased 15% in 2013 due to volume growth at FedEx Ground, recent international business acquisitions and the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and benefits increased 3% in 2013 primarily due to increases in pension and group health insurance costs, partially offset by lower incentive compensation accruals. Other expenses increased 5% in 2013 primarily due to the impact of business acquisitions and the reversal in 2012 of a legal reserve.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense decreased 4% during 2013 primarily due to lower jet fuel prices and lower aircraft fuel usage. Our fuel surcharges, which are more fully described in the “Quantitative and Qualitative Disclosures About Market Risk” section of this MD&A, have a timing lag and are designed to pass through the price of fuel not included in our base shipping rates to our customers. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact on operating income in 2013.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2013, 2012 and 2011 in the accompanying discussions of each of our transportation segments.

In 2012, operating income increased 34% and operating margin increased 140 basis points driven by higher yields across all our transportation segments due to higher fuel surcharges and our yield management programs. Our results also significantly benefited in 2012 from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. FedEx Ground segment operating income increased $439 million in 2012 driven by higher yields and strong demand for all our major services. At our FedEx Freight segment, operating income increased $337 million due to higher LTL yield and efficiencies gained from the combination of our LTL operations in 2011.

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

Fuel expense increased 19% during 2012 primarily due to price increases. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel surcharges significantly exceeded incremental fuel costs in 2012.

Other Income and Expense

Interest expense increased $30 million in 2013 primarily due to a reduction in capitalized interest and increased interest expense from 2013 debt issuances. Other expense increased in 2013 driven by foreign currency translation due to global currency volatility. Interest expense decreased $34 million in 2012 due to debt maturities, an increase in capitalized interest related to the timing of progress payments on aircraft purchases and lower financing fees.

Income Taxes

Our effective tax rate was 36.4% in 2013, 35.3% in 2012 and 35.9% in 2011. Our 2012 rate was favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.2% benefit to our 2013 effective tax rate. Our total permanently reinvested foreign earnings were $1.3 billion at the end of 2013 and $1.0 billion at the end of 2012.

Our current federal income tax expenses in 2013, 2012 and 2011 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation accelerated into an earlier year is foregone in later years. Our 2013 current provision for federal income taxes was, therefore, higher than in 2012 and 2011.

The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2013	2012	2011
Current	$512	$(120)	$79
Deferred	175	947	485

Total Federal Provision	$687	$827	$564

For 2014, we expect our effective tax rate to be between 36.5% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. We also expect our current federal income tax expense will increase in 2014 due to lower accelerated depreciation benefits than in prior years.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and our global tax profile can be found in Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

During 2013, we expanded the international service offerings of FedEx Express by completing the following business acquisitions:

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

In 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations on July 25, 2011. In 2011, we completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash from operations on February 22, 2011.

The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented. Substantially all of the purchase price in each of these acquisitions was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit.

On June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. The acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2014 results.

Business Realignment, Impairment and Other Charges

During 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services that include the following:

•

Cost reductions in selling, general and administrative functions through headcount reductions, streamlining of processes and elimination of less essential work, as well as deriving greater value from strategic sourcing

•	Modernization of our aircraft fleet, transformation of the U.S. domestic operations and international profit improvements at FedEx Express

•	Improved efficiencies and lower costs of information technology at FedEx Services

During 2013, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. This program was completed in the fourth quarter and approximately 3,600 employees have left or will be voluntarily leaving the company by the end of 2014. Eligible employees are scheduled to vacate positions in phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Of the total population leaving the company, approximately 40% of the employees vacated positions on May 31, 2013. An additional 35% will depart throughout 2014 and approximately 25% of this population will remain until May 31, 2014. Costs of the benefits provided under the voluntary program were recognized as special termination benefits in the period that eligible employees accepted their offers.

We incurred costs of $560 million ($353 million, net of tax, or $1.11 per diluted share) during 2013 associated with our business realignment activities. These costs related primarily to severance for employees who accepted voluntary buyouts in the third and fourth quarters of 2013. Payments will be made at the time of departure. Approximately $180 million was paid under this program during 2013. The cost of the buyout program is included in the caption “Business realignment, impairment and other charges” in our consolidated statements of income. Also included in that caption are other external costs directly attributable to our business realignment activities, such as professional fees.

In addition, actions in 2012 at FedEx Express related to fleet modernization resulted in accelerated depreciation of $69 million in 2013 included in the caption “Depreciation and amortization” in our consolidated statements of income as we shortened the lives of certain aircraft.

In May 2013, we made the decision to retire from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines, and five Boeing MD10-10 aircraft and 15 related engines. As a consequence of this decision, a noncash impairment charge of $100 million ($63 million, net of tax, or $0.20 per diluted share) was recorded in the fourth quarter. The decision to retire these aircraft, which were temporarily idled and not in revenue service, aligns with the plans of FedEx Express to modernize its aircraft fleet and improve its global network.

In May 2012, we retired from service 24 aircraft and related engines, the majority of which were temporarily idled and not in revenue service. As a consequence of this decision, a noncash impairment charge of $134 million ($84 million, net of tax, or $0.26 per diluted share) was recorded in the fourth quarter of 2012.

See the “Long-lived Assets” section of our “Critical Accounting Estimates” for a discussion of our accounting for aircraft retirement decisions.

Outlook

We anticipate revenue and earnings growth in 2014 driven by the continued strong performance of our FedEx Ground and FedEx Freight businesses and improving performance at FedEx Express. Our expected results for 2014 will be constrained by moderate growth in the global economy and continued challenges from the demand shift trend from our priority international services to our economy international services. In response to these trends, we will be evaluating additional capacity reductions and other actions in 2014. During 2014 we will incur incremental costs to transform our information technology operations at FedEx Services in connection with our profit improvement programs, which will increase the costs allocated to our transportation segments. In May 2013, in conjunction with the retirement of aircraft, FedEx Express shortened the depreciable lives of 76 aircraft and related engines. As a result of this decision and the 2012 decision to shorten the depreciable lives of 54 aircraft, we expect to incur additional year-over-year accelerated depreciation expense of $74 million in 2014. However, lower pension expense in 2014 will positively impact our operating results.

In addition to continued profit improvements in the base businesses at FedEx Ground and FedEx Freight, our profit improvement programs announced in 2013 are targeting annual profitability improvement of $1.6 billion at FedEx Express by the end of 2016 (from the full year 2013 base business). Collectively, these initiatives are expected to increase margins, improve cash flows and increase our competitiveness. However, the amount of benefit ultimately realized will vary depending upon future customer demand, particularly for priority international services. We expect to begin realizing a portion of the benefits of these programs in 2014; however, the majority of the benefits, including those from our voluntary severance program, will not occur until 2015 and 2016.

Our capital expenditures for 2014 are expected to increase to approximately $4.0 billion for additional aircraft deliveries in 2014 to support our fleet modernization program and continued expansion of the FedEx Ground network. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investments and are balanced with our outlook for global economic conditions. For additional details on key 2014 capital projects, refer to the “Capital Resources” and “Liquidity Outlook” sections of this MD&A.

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

As described in Note 18 of the accompanying consolidated financial statements and the “Independent Contractor Model” section of our FedEx Ground segment MD&A, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its owner-operators. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.

See “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December through February is the slowest period. For FedEx Office, the summer months are normally the slowest periods. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income (loss) for the three years ending May 31, 2013 and by including expanded accumulated other comprehensive income disclosure requirements in the notes to our consolidated financial statements. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

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

In May 2013, the FASB issued a revised exposure draft outlining proposed changes to the accounting for leases. Under the revised exposure draft, the recognition, measurement and presentation of expenses and cash flows arising from a lease would depend primarily on whether the lessee is expected to consume more than an insignificant portion of the economic benefits embedded in the underlying asset. A right-of-use asset and a liability to make lease payments will be recognized on the balance sheet for all leases (except short-term leases). The enactment of this proposal will have a significant impact on our accounting and financial reporting. The FASB has not yet proposed an effective date of this proposal.

We believe that no other new accounting guidance was adopted or issued during 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FedEx Services Segment

FedEx Services (sales, marketing, information technology, communications and back-office functions)

FedEx TechConnect (customer service, technical support, billings and collections)

FedEx Office (document and business services and package acceptance)

FEDEX SERVICES SEGMENT

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications and back-office support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2013	2012	2011	2013/2012		2012/2011
Revenues:
Package:
U.S. overnight box	$6,513	$6,546	$6,128	(1)		7
U.S. overnight envelope	1,705	1,747	1,736	(2)		1
U.S. deferred	3,020	3,001	2,805	1		7

Total U.S. domestic package revenue	11,238	11,294	10,669	—		6
International priority	6,586	6,849	6,760	(4)		1
International economy	2,046	1,859	1,468	10		27

Total international export package revenue	8,632	8,708	8,228	(1)		6
International domestic (1)	1,398	853	653	64		31

Total package revenue	21,268	20,855	19,550	2		7
Freight:
U.S.	2,562	2,498	2,188	3		14
International priority	1,678	1,827	1,722	(8)		6
International airfreight	276	307	283	(10)		8

Total freight revenue	4,516	4,632	4,193	(3)		10
Other (2)	1,387	1,028	838	35		23

Total revenues	27,171	26,515	24,581	2		8
Operating expenses:
Salaries and employee benefits	10,045	9,657	9,183	4		5
Purchased transportation	2,331	1,828	1,573	28		16
Rentals and landing fees	1,684	1,680	1,672	—		—
Depreciation and amortization	1,350	1,169	1,059	15		10
Fuel	4,130	4,304	3,553	(4)		21
Maintenance and repairs	1,244	1,332	1,353	(7)		(2)
Business realignment, impairment and other charges (3)	243	134	—	NM		NM
Intercompany charges (4)	2,379	2,193	2,043	8		7
Other (5)	3,210	2,958	2,917	9		1

Total operating expenses	26,616	25,255	23,353	5		8

Operating income	$555	$1,260	$1,228	(56)		3

Operating margin (6)	2.0%	4.8%	5.0%	(280	)bp	(20	)bp

	Percent of Revenue
	2013	2012	2011
Operating expenses:
Salaries and employee benefits	37.0%	36.4%	37.4%
Purchased transportation	8.6	6.9	6.4
Rentals and landing fees	6.2	6.3	6.8
Depreciation and amortization	5.0	4.4	4.3
Fuel	15.2	16.2	14.4
Maintenance and repairs	4.6	5.0	5.5
Business realignment, impairment and other charges (3)	0.9	0.5	—
Intercompany charges (4)	8.7	8.3	8.3
Other (5)	11.8	11.2	11.9

Total operating expenses	98.0	95.2	95.0

Operating margin (6)	2.0%	4.8%	5.0%

(1)

International domestic revenues include our international intra-country express operations including acquisitions in India (February 2011), Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

(3)

2013 includes $143 million of predominantly severance costs associated with our voluntary buyout program and a $100 million impairment charge resulting from the decision to retire 10 aircraft and related engines. 2012 represents impairment charges resulting from the decision to retire 24 aircraft and related engines.

(4)	Includes allocations of $262 million in 2013 for business realignment costs.

(5)	Includes the 2012 reversal of a $66 million legal reserve that was initially recorded in 2011.

(6)

The direct and indirect charges described in notes (3) and (4) above reduced 2013 operating margin by 190 basis points. The charges and credit described in notes (3) and (5) above reduced 2012 operating margin by 20 basis points.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2013	2012	2011	2013/2012	2012/2011
Package Statistics (1)
Average daily package volume (ADV):
U.S. overnight box	1,134	1,146	1,184	(1)	(3)
U.S. overnight envelope	574	586	627	(2)	(7)
U.S. deferred	835	845	873	(1)	(3)

Total U.S. domestic ADV	2,543	2,577	2,684	(1)	(4)
International priority	421	421	459	—	(8)
International economy	155	138	116	12	19

Total international export ADV	576	559	575	3	(3)
International domestic (2)	785	495	348	59	42

Total ADV	3,904	3,631	3,607	8	1

Revenue per package (yield):
U.S. overnight box	$22.52	$22.31	$20.29	1	10
U.S. overnight envelope	11.66	11.65	10.86	—	7
U.S. deferred	14.18	13.87	12.60	2	10
U.S. domestic composite	17.33	17.12	15.59	1	10
International priority	61.28	63.47	57.68	(3)	10
International economy	51.77	52.77	49.76	(2)	6
International export composite	58.72	60.83	56.08	(3)	8
International domestic (2)	6.99	6.74	7.38	4	(9)
Composite package yield	21.36	22.44	21.25	(5)	6
Freight Statistics (1)
Average daily freight pounds:
U.S.	7,612	7,487	7,340	2	2
International priority	3,048	3,303	3,184	(8)	4
International airfreight	1,066	1,171	1,235	(9)	(5)

Total average daily freight pounds	11,726	11,961	11,759	(2)	2

Revenue per pound (yield):
U.S.	$1.32	$1.30	$1.17	2	11
International priority	2.16	2.16	2.12	—	2
International airfreight	1.01	1.02	0.90	(1)	13
Composite freight yield	1.51	1.51	1.40	—	8

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)

International domestic statistics include our international intra-country express operations, including acquisitions in India (February 2011), Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

FedEx Express Segment Revenues

FedEx Express segment revenues increased 2% in 2013 primarily due to the impact of new business acquisitions and growth in our freight-forwarding business at FedEx Trade Networks. Core revenue growth was constrained by global economic conditions as revenue growth from higher international export volume was offset by decreased yields due to shifts in demand from our priority international services to our economy international services, as well as lower rates. In 2013, international domestic revenues increased 64% due to recent acquisitions in Brazil, France and Poland. International export revenues were down in 2013 as revenue per package decreased 3% due to the demand shift to our lower-yielding economy services and lower rates, while volume increased 3% driven by our economy services. A decrease in U.S. domestic package volumes more than offset an increase in U.S. domestic package yield, resulting in slightly lower U.S. domestic package revenues in 2013. Total average daily freight pounds decreased 2% in 2013 due to weakness in economic global conditions.

FedEx Express segment revenues increased 8% in 2012 primarily due to an increase in U.S. domestic and international export package yields, partially offset by decreases in U.S. domestic and international export package volumes. In 2012, U.S. domestic package yields increased 10% due to higher fuel surcharges and increased rate per pound. International export package yields increased 8% in 2012 due to higher fuel surcharges, increased package weights and increased rate per pound. Continued softness in the global economy resulted in decreased demand for our U.S. domestic and international export package services in 2012. International export revenue growth was negatively impacted by a lower-yielding mix of services, consisting of growth in deferred services and declines in premium services.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2013	2012	2011
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.00%	11.50%	7.00%
High	14.50	16.50	15.50
Weighted-average	11.84	14.23	9.77

International Fuel Surcharges:
Low	12.00	13.50	7.00
High	20.50	23.00	21.00
Weighted-average	17.02	17.45	12.36

In both January 2013 and 2012, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express segment operating results were negatively impacted by $405 million of costs associated with our business realignment program, both directly and through intercompany allocations. Additionally, results for 2013 were negatively impacted by a $100 million impairment charge as a result of the decision to retire 10 aircraft and related engines from service. FedEx Express incurred $69 million in year-over-year incremental depreciation costs in 2013 due to the decision in 2012 to accelerate the retirement of certain aircraft. Operating income and operating margin also decreased in 2013 due to the demand shift toward lower-yielding international services. Operating comparisons were also impacted by an aircraft impairment charge in 2012 and a legal reserve accrual reversal as discussed below.

Purchased transportation costs increased 28% in 2013 due to recent business acquisitions and costs associated with the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and benefits increased 4% in 2013 due to recent acquisitions and higher pension costs, partially offset by lower incentive compensation accruals. Other operating expenses increased 9% due to the impact of recent business acquisitions and the negative year-over-year comparison of the legal reserve accrual reversal in 2012. Depreciation and amortization expense increased 15% in 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft.

FedEx Express aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, FedEx Express has retired older, less efficient aircraft prior to required periodic maintenance events and has introduced newly manufactured aircraft into the fleet. As a result, a decrease in maintenance and repairs costs was experienced in 2013 and 2012.

Fuel costs decreased 4% in 2013 due to lower jet fuel prices and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a slightly positive impact in 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FedEx Express segment operating income increased 3% in 2012 primarily due to the benefit from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust and U.S. domestic and international export package yield improvements. Results of the FedEx Express segment reflect the impact of two one-time items in 2012. FedEx Express segment results for 2012 were negatively impacted by $134 million as a result of the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines as well as six Boeing MD10-10 aircraft and 17 related engines to better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes. The 2012 operating results at the FedEx Express segment were favorably impacted by the reversal of a legal reserve of $66 million that was initially recorded in 2011. FedEx Express segment results also benefited from a milder winter compared to the negative impact of unusually severe winter weather in 2011.

Salaries and employee benefits increased 5% in 2012 due to higher incentive compensation accruals and the full reinstatement of 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 16% in 2012 due to costs associated with the expansion of our freight forwarding business at FedEx Trade Networks, business acquisitions in India and Mexico and higher utilization of third-party transportation providers, primarily in Europe. Intercompany charges increased 7% in 2012 due to higher allocated variable incentive compensation expenses.

Fuel costs increased 21% in 2012 due to increases in the average price per gallon of fuel. Fuel usage in 2012 was down slightly.

FedEx Express Segment Outlook

We expect revenues and earnings to increase at FedEx Express during 2014 due to slight growth in our international package and international domestic services. In addition, we expect operating income to improve through ongoing execution of our profit improvement programs including improving yields, adjusting network capacity and reducing structural costs. However, the demand shift from our priority international services to our economy international services will continue to constrain earnings growth in 2014. Base yields on priority international services at FedEx Express continue to weaken based on our customers’ accelerating preference for our lower-yielding services. Given the persistence of this trend, we will continue evaluating further actions to adjust our FedEx Express network capacity and shift lower yielding services into lower cost delivery networks.

Capital expenditures at FedEx Express are expected to increase in 2014 driven by an increase in aircraft investment. We will continue to modernize our aircraft fleet at FedEx Express during 2014 by adding newer aircraft that are more reliable, fuel-efficient and technologically advanced, and retiring older, less-efficient aircraft. Due to the accelerated retirement of certain aircraft and related engines to aid in modernizing our fleet and improving our global network, we expect an additional $74 million in year-over-year depreciation expense in 2014.

In April 2013, FedEx Express was selected as the sole awardee of the recent U.S. Postal Service air cargo solicitation, representing the majority of the United States Postal Service’s (“USPS”) air linehaul traffic. This new seven year agreement begins on October 1, 2013. The agreement provides reduced rates for the USPS versus the prior FedEx Express agreement and offers the opportunity for incremental revenue.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain service delivery to businesses in the U.S. and Canada and to nearly 100% of U.S. residences. FedEx SmartPost consolidates high-volume, low-weight, less time-sensitive business-to-consumer packages and utilizes the USPS for final delivery. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2013	2012	2011	2013/2012		2012/2011
Revenues:
FedEx Ground	$9,652	$8,791	$7,855	10		12
FedEx SmartPost	926	782	630	18		24

Total revenues	10,578	9,573	8,485	10		13
Operating expenses:
Salaries and employee benefits	1,586	1,451	1,282	9		13
Purchased transportation	4,191	3,762	3,431	11		10
Rentals	331	284	263	17		8
Depreciation and amortization	434	389	337	12		15
Fuel	17	14	12	21		17
Maintenance and repairs	190	176	169	8		4
Intercompany charges(1)	1,148	978	897	17		9
Other	893	755	769	18		(2)

Total operating expenses	8,790	7,809	7,160	13		9

Operating income	$1,788	$1,764	$1,325	1		33

Operating margin(1)	16.9%	18.4%	15.6%	(150	)bp	280	bp

Average daily package volume:
FedEx Ground	4,222	3,907	3,746	8		4
FedEx SmartPost	2,058	1,692	1,432	22		18

Revenue per package (yield):
FedEx Ground	$8.94	$8.77	$8.17	2		7
FedEx SmartPost	$1.77	$1.81	$1.72	(2)		5

	Percent of Revenue
	2013	2012	2011
Operating expenses:
Salaries and employee benefits	15.0%	15.2%	15.1%
Purchased transportation	39.6	39.3	40.4
Rentals	3.1	3.0	3.1
Depreciation and amortization	4.1	4.1	4.0
Fuel	0.2	0.1	0.1
Maintenance and repairs	1.8	1.8	2.0
Intercompany charges(1)	10.9	10.2	10.6
Other	8.4	7.9	9.1

Total operating expenses	83.1	81.6	84.4

Operating margin(1)	16.9%	18.4%	15.6%

(1)	Includes allocations of $105 million in 2013 for business realignment costs which reduced operating margin by 100 basis points.

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 10% during 2013 due to volume increases at both FedEx Ground and FedEx SmartPost, as well as yield growth at FedEx Ground.

FedEx Ground average daily package volume increased 8% during 2013 due to market share gains from continued growth in our FedEx Home Delivery service and increases in our commercial business. FedEx Ground yield increased 2% in 2013 primarily due to increased rates and higher residential surcharge revenue, partially offset by lower fuel surcharges and package weights.

FedEx SmartPost average daily volume grew 22% during 2013 primarily as a result of growth in e-commerce. Yields at FedEx SmartPost decreased 2% during 2013 primarily due to higher postage costs, partially offset by increased rates. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

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

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2013	2012	2011
Low	6.50%	7.50%	5.50%
High	8.50	9.50	8.50
Weighted-average	7.60	8.46	6.20

In January 2013 and 2012, FedEx Ground and FedEx Home Delivery implemented a 4.9% average list price increase. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 1% during 2013 primarily due to volume growth and higher yields. However, operating margin decreased as the benefit of higher volume and revenue per package was more than offset by intercompany charges of $105 million associated with the business realignment program and a favorable self-insurance true-up in the prior year. Purchased transportation costs increased 11% in 2013 primarily as a result of volume growth and higher rates paid to our independent contractors. Other operating expenses increased 18% primarily due to a favorable self-insurance true-up in the prior year and higher legal expenses in the current year. Salaries and employee benefits expense increased 9% in 2013 primarily due to increased staffing to support volume growth.

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

Independent Contractor Model

Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax or other administrative challenges) where the classification of its independent contractors is at issue, a number of recent judicial decisions support our classification, and we believe our relationship with the contractors is generally excellent. For a description of these proceedings, see “Risk Factors” and Note 18 of the accompanying consolidated financial statements.

For additional information on the FedEx Ground Independent Service Provider model, see Part 1, Item 1 under the caption “Independent Contractor Model.”

FedEx Ground Segment Outlook

FedEx Ground segment revenues and operating income are expected to continue to grow in 2014, led by volume growth across all our major services due to market share gains. We also anticipate yield growth in 2014 through yield management programs. We will continue to make investments to grow our highly profitable FedEx Ground network through hub expansion and vehicle and equipment purchases. Earnings growth may be dampened slightly during periods of increased network expansion.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (loss) and operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2013	2012	2011	2013/2012		2012/2011
Revenues	$5,401	$5,282	$4,911	2		8
Operating expenses:
Salaries and employee benefits	2,342	2,316	2,303	1		1
Purchased transportation	865	851	779	2		9
Rentals	118	114	122	4		(7)
Depreciation and amortization	217	185	205	17		(10)
Fuel	598	636	585	(6)		9
Maintenance and repairs	191	192	182	(1)		5
Business realignment, impairment and other charges (1)	3	—	89	NM		NM
Intercompany charges (2)	484	433	427	12		1
Other	375	393	394	(5)		—

Total operating expenses	5,193	5,120	5,086	1		1

Operating income (loss)	$208	$162	$(175)	28		193

Operating margin (3)	3.9%	3.1%	(3.6)%	80	bp	670	bp

Average daily LTL shipments (in thousands) (4)
Priority	59.3	60.4		(2)
Economy	26.4	24.5		8

Total average daily LTL shipments	85.7	84.9	86.0	1		(1)

Weight per LTL shipment (lbs) (4)
Priority	1,237	1,202		3
Economy	990	1,045		(5)
Composite weight per LTL shipment	1,161	1,156	1,144	—		1

LTL yield (revenue per hundredweight) (4)
Priority	$17.80	$18.02		(1)
Economy	25.90	23.96		8
Composite LTL yield	$19.94	$19.57	$18.24	2		7

	Percent of Revenue
	2013	2012	2011
Operating expenses:
Salaries and employee benefits	43.4%	43.9%	46.9%
Purchased transportation	16.0	16.1	15.9
Rentals	2.2	2.2	2.5
Depreciation and amortization	4.0	3.5	4.2
Fuel	11.1	12.0	11.9
Maintenance and repairs	3.5	3.6	3.7
Business realignment, impairment and other charges (1)	—	—	1.8
Intercompany charges (2)	9.0	8.2	8.7
Other	6.9	7.4	8.0

Total operating expenses	96.1	96.9	103.6

Operating margin (3)	3.9%	3.1%	(3.6)%

(1)

2013 includes severance costs associated with our voluntary buyout program. 2011 includes severance, impairment and other charges associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

(2)	Includes allocations of $47 million in 2013 for business realignment costs.

(3)	The direct and indirect charges disclosed in notes (1) and (2) above reduced 2013 operating margin by 90 basis points.

(4)	FedEx Freight introduced Priority and Economy services during the fourth quarter of 2011; therefore, full-year detail has not been presented for 2011.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 2% in 2013 due to higher LTL yield and average daily LTL shipments. LTL yield increased 2% in 2013 due to improvements in FedEx Freight Economy yield resulting from higher rates and lower weight per LTL shipment. Average daily LTL shipments increased 1% in 2013 driven by our FedEx Freight Economy services offering, partially offset by transitional challenges encountered by some customers in the second half of 2013 while migrating FedEx Freight functionality to the FedEx enterprise automated platform.

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

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2013	2012	2011
Low	21.80%	19.80%	15.10%
High	24.40	24.30	20.70
Weighted-average	23.38	22.90	17.00

On June 10, 2013, FedEx Freight announced it will increase U.S. and certain other shipping rates by an average of 4.5% effective on July 1, 2013. In July 2012, FedEx Freight implemented a rate increase of 6.9% for LTL shipments. In June 2011, FedEx Freight increased the fuel surcharge rate to a maximum of 3.6 percentage points above previous levels.

FedEx Freight Segment Operating Income

The FedEx Freight segment operating results for 2013 improved as a result of LTL yield growth and increased average daily LTL shipments, along with ongoing improvement in operational efficiencies in our integrated network. However, operating results for 2013 were negatively impacted by $50 million of costs associated with our business realignment program both directly and through intercompany allocations.

Depreciation and amortization expense increased 17% due to continued investment in replacement transportation equipment. Salaries and employee benefits increased 1% in 2013 primarily due to increases in volume and higher healthcare, workers’ compensation and pension costs, partially offset by operational efficiencies and lower incentive compensation. Purchased transportation costs increased 2% in 2013 due to increased utilization of rail and higher rates, partially offset by a lower cost per mile due to our ability to optimize mode of transportation.

Fuel costs decreased 6% in 2013 due to increased utilization of rail and fuel efficiency improvements. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in 2013.

In 2012, the FedEx Freight segment operating income increased significantly as a result of higher fuel surcharges, yield growth and ongoing improvements in operational efficiencies due to the combination of our FedEx Freight and FedEx National LTL operations in 2011. Additionally, the FedEx Freight segment’s 2012 results benefited from milder winter weather, while our 2011 results were negatively impacted by unusually severe winter weather.

Purchased transportation costs increased 9% in 2012 due to higher rates and the increased utilization of rail, partially offset by a lower cost per mile due to our ability to optimize mode of transportation while meeting service standards. Fuel costs increased 9% in 2012 due to a higher average price per gallon of diesel fuel, partially offset by the increased utilization of rail. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in 2012. Depreciation and amortization expense decreased 10% in 2012 primarily due to accelerated depreciation in 2011 associated with the combination of our LTL operations.

FedEx Freight Segment Outlook

We expect modest revenue growth at the FedEx Freight segment in 2014 driven by yield and volume initiatives from our differentiated LTL services.

FedEx Freight operating income and operating margin are expected to increase in 2014 driven by improvements in yields and volume, as well as continued improvement in productivity and efficiency across our integrated network. We will continue to use investments in technology, focused on network and equipment planning and customer automation, to further enhance customer service levels throughout 2014.

Capital expenditures in 2014 are expected to be comparable to 2013, with the majority of our spending for replacement of vehicles and freight handling equipment.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $4.9 billion at May 31, 2013, compared to $2.8 billion at May 31, 2012. The following table provides a summary of our cash flows for the periods ended May 31 (in millions):

	2013	2012	2011
Operating activities:
Net income	$1,561	$2,032	$1,452
Business realignment, impairment and other charges	479	134	29
Other noncash charges and credits	3,183	3,504	2,892
Changes in assets and liabilities	(535)	(835)	(332)

Cash provided by operating activities	4,688	4,835	4,041

Investing activities:
Capital expenditures	(3,375)	(4,007)	(3,434)
Business acquisitions, net of cash acquired	(483)	(116)	(96)
Proceeds from asset dispositions and other	55	74	111

Cash used in investing activities	(3,803)	(4,049)	(3,419)

Financing activities:
Purchase of treasury stock	(246)	(197)	—
Principal payments on debt	(417)	(29)	(262)
Proceeds from debt issuance	1,739	—	—
Dividends paid	(177)	(164)	(151)
Other	285	146	126

Cash provided by (used in) financing activities	1,184	(244)	(287)
Effect of exchange rate changes on cash	5	(27)	41

Net increase in cash and cash equivalents	$2,074	$515	$376

Cash Provided by Operating Activities. Cash flows from operating activities decreased $147 million in 2013 primarily due to decreased earnings and higher tax, variable compensation and voluntary buyout payments, partially offset by a decrease in pension contributions. Cash flows from operating activities increased $794 million in 2012 primarily due to increased earnings, partially offset by higher pension contributions. We made contributions of $560 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during 2013 and contributions of $722 million to our U.S. Pension Plans during 2012. We made contributions of $480 million to our U.S. Pension Plans during 2011.

Cash Used in Investing Activities. Capital expenditures were 16% lower in 2013 largely due to decreased spending at FedEx Express and 17% higher in 2012 primarily due to increased spending at FedEx Express and FedEx Freight. See “Capital Resources” for a discussion of capital expenditures during 2013 and 2012.

Financing Activities. In April 2013, we issued $750 million of senior unsecured debt under our current shelf registration statement, comprised of $250 million of 2.70% fixed-rate notes due in April 2023 and $500 million of 4.10% fixed rate notes due in April 2043. Interest on these notes is payable semi-annually. We utilized the net proceeds for working capital and general corporate purposes. In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. Interest on these notes is payable semi-annually. We utilized the net proceeds for working capital and general corporate purposes.

During 2013, we made principal payments of $116 million related to capital lease obligations and repaid our $300 million 9.65% unsecured notes that matured in June 2012 using cash from operations.

During 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. In March 2013, our Board of Directors authorized the repurchase of up to 10 million shares of common stock. It is expected that the additional share authorization will primarily be utilized to offset the effects of equity compensation dilution over the next several years. As of May 31, 2013, 10,188,000 shares remained under existing share repurchase authorizations. During 2012, we repurchased 2.8  million FedEx common shares at an average price of $70 per share for a total of $197 million.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities, and package-handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2013	2012	2011	2013/2012	2012/2011
Aircraft and related equipment	$1,190	$1,875	$1,988	(37)	(6)
Facilities and sort equipment	727	638	555	14	15
Vehicles	734	723	282	2	156
Information and technology investments	452	541	455	(16)	19
Other equipment	272	230	154	18	49

Total capital expenditures	$3,375	$4,007	$3,434	(16)	17

FedEx Express segment	$2,067	$2,689	$2,467	(23)	9
FedEx Ground segment	555	536	426	4	26
FedEx Freight segment	326	340	153	(4)	122
FedEx Services segment	424	437	387	(3)	13
Other	3	5	1	NM	NM

Total capital expenditures	$3,375	$4,007	$3,434	(16)	17

Capital expenditures during 2013 were lower than the prior year primarily due to decreased spending for aircraft and related equipment at FedEx Express. Aircraft and aircraft-related equipment purchases at FedEx Express during 2013 included the delivery of 16 Boeing 757s (“B757”) to be modified for cargo transport and four B777Fs. Capital expenditures during 2012 were higher than the prior year primarily due to increased spending for vehicles at FedEx Express, FedEx Freight and FedEx Ground, although spending for aircraft and related equipment at FedEx Express decreased. Aircraft and aircraft-related equipment purchases at FedEx Express during 2012 included delivery of seven B777Fs and 15 B757s.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, which totaled $4.9 billion in 2013, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at May 31, 2013 includes $420 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. In March 2013, we entered into an amendment to our credit agreement to, among other things, extend its maturity date from April 26, 2016 to March 1, 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 51% at May 31, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2013, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa1 and a commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

Our capital expenditures are expected to be $4.0 billion in 2014. We anticipate that our cash flow from operations will be sufficient to fund our increased capital expenditures in 2014, which will include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We expect approximately 50% of capital expenditures in 2014 will be designated for growth initiatives, predominantly at FedEx Ground and 50% dedicated to maintaining our existing operations. Our expected capital expenditures for 2014 include $1.4 billion in investments for delivery of aircraft, as well as progress payments toward future aircraft deliveries at FedEx Express. For 2014, we anticipate making required contributions totaling approximately $650 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

We have several aircraft modernization programs underway which are supported by the purchase of B777F, Boeing 767-300 Freighter (“B767F”) and B757 aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2013, FedEx Express entered into an agreement to purchase 14 additional B757 aircraft, the delivery of which began in 2013 and will continue through 2014. The agreement provides the option to purchase up to 16 additional B757 aircraft, subject to the satisfaction of certain conditions. In addition, FedEx Express entered into agreements to purchase an additional 23 B767F aircraft, the delivery of which will occur between 2014 and 2019. The delivery of two firm B777F aircraft orders were also deferred from 2015 to 2016.

Effective as of June 14, 2013, FedEx Express entered into a supplemental agreement to purchase 13 of the 16 B757 option aircraft noted above. Delivery of the aircraft will occur during 2014 and 2015.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2013. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2013. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2014	2015	2016	2017	2018	Thereafter	Total
Operating activities:
Operating leases	$1,936	$1,834	$1,636	$1,689	$1,230	$6,650	$14,975
Non-capital purchase obligations and other	285	183	123	101	44	109	845
Interest on long-term debt	157	138	138	138	138	2,582	3,291
Contributions to our U.S. Pension Plans	650	—	—	—	—	—	650

Investing activities:
Aircraft and aircraft-related capital commitments	968	1,054	1,140	959	1,382	4,492	9,995
Other capital purchase obligations	249	1	—	—	—	—	250

Financing activities:
Debt	250	—	—	—	—	2,740	2,990

Total	$4,495	$3,210	$3,037	$2,887	$2,794	$16,573	$32,996

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $15 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2013. Under the proposed new lease accounting rules, the majority of these leases will be required to be recognized on the balance sheet as a liability with an offsetting right-to-use asset. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($46 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

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

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2014, we have scheduled debt payments of $250 million.

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

In addition to expense volatility, we are required to record year-end adjustments to our balance sheet on an annual basis for the net funded status of our pension and postretirement healthcare plans. These adjustments have fluctuated significantly over the past several years and like our pension expense, are a result of the discount rate and value of our plan assets at the measurement date. The funded status of our plans also impacts our liquidity, as current funding laws require increasingly aggressive funding levels for our pension plans. However, the cash funding rules operate under a completely different set of assumptions and standards than those used for financial reporting purposes, so our actual cash funding requirements can differ materially from our reported funded status. Temporary funding relief was passed in July 2012 that will improve our funded status for those purposes over the next several years.

Our retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2013	2012	2011
U.S. domestic and international pension plans	$679	$524	$543
U.S. domestic and international defined contribution plans	354	338	257
U.S. domestic and international postretirement healthcare plans	78	70	60

	$1,111	$932	$860

Total retirement plans cost increased $179 million in 2013 driven by lower discount rates used to measure our benefit obligations at our May 31, 2012 measurement date. Total retirement plans cost increased $72 million in 2012 primarily due to higher expenses for our 401(k) plans due to the full restoration of company matching contributions on January 1, 2011.

Amounts recognized in our balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of year-end accounting on plan assets. Cumulative unrecognized actuarial losses were $7.0 billion through May 31, 2013, compared to $8.9 billion through May 31, 2012. These unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Our pension expense includes amortization of these actuarial losses of $506 million in 2013, $302 million in 2012 and $276 million in 2011.

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

Measurement Date	Discount Rate	Amounts Determined by Measurement Date and Discount Rate
5/31/2013	4.79%	2013 PBO and 2014 expense
5/31/2012	4.44	2012 PBO and 2013 expense
5/31/2011	5.76	2011 PBO and 2012 expense
5/31/2010	6.37	2010 PBO and 2011 expense

We determine the discount rate with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better). In developing this theoretical portfolio, we select bonds that match cash flows to benefit payments, limit our concentration by industry and issuer, and apply screening criteria to ensure bonds with a call feature have a low probability of being called. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the calculation assumes those excess proceeds are reinvested at one-year forward rates.

The discount rate assumption is highly sensitive, as the following table illustrates for our largest pension plan:

	Sensitivity (in millions)
	Effect on 2014 Pension Expense	Effect on 2013 Pension Expense
One-basis-point change in discount rate	$2.1	$2.3

At our May 31, 2013 measurement date, a 50-basis-point increase in the discount rate would have decreased our 2013 PBO by approximately $1.4 billion and a 50-basis-point decrease in the discount rate would have increased our 2013 PBO by approximately $1.5 billion. From 2010 to 2013, the discount rate used to value our liabilities has declined by over 150 basis points, which increased the valuation of our liabilities by over $3.8 billion.

PLAN ASSETS. The estimated average rate of return on plan assets is a long-term, forward-looking assumption that also materially affects our pension cost. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in publicly tradeable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage pension costs and funded status volatility, we have transitioned to a liability-driven investment strategy to better align plan assets with liabilities.

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

We have assumed an 8.0% expected long-term rate of return on our U.S. Pension Plan assets for 2013, 2012 and 2011. The actual returns during each of the last three fiscal years have exceeded that long-term assumption. The actual historical return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 6.9%, net of investment manager fees, for the 15-year period ended May 31, 2013 and 7.4%, net of investment manager fees, for the 15-year period ended May 31, 2012. For 2014, we plan to lower our expected return on plan assets assumption for long-term returns on plan assets to 7.75% as we continue to refine our asset and liability management strategy. In lowering this assumption we considered our historical returns, our investment strategy for our plan assets, including the impacts of the long duration of our plan liability and the relatively low annual draw on plan assets on that investment strategy. A one-basis-point change in our expected return on plan assets impacts our pension expense by $1.9 million.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2014 pension expense, the calculated value method resulted in the same value as the market value.

FUNDED STATUS. Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2013	2012
Funded Status of Plans:
Projected benefit obligation (PBO)	$22,600	$22,187
Fair value of plan assets	19,433	17,334

Funded status of the plans	$(3,167)	$(4,853)

Cash Amounts:
Cash contributions during the year	$615	$780
Benefit payments during the year	$589	$502

Our retirement plans costs are expected to decrease approximately $190 million in 2014 due to significant increases in the value of our plan assets in 2013 and an increase in our discount rates at our May 31, 2013 measurement date.

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under IRS rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Additionally, current benefit payments are nominal compared to our total plan assets (benefit payments for our U.S. Pension Plans for 2013 were approximately $572 million or 3% of plan assets).

During 2013, we made $560 million in required contributions to our U.S. Pension Plans. Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required can result in a credit balance for funding purposes that can be used to reduce minimum contribution requirements in future years. Our current credit balance exceeds $2 billion at May 31, 2013. For 2014, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $650 million.

See Note 13 of the accompanying consolidated financial statements for further information about our retirement plans.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims.

Self-insurance accruals reflected in our balance sheet were $1.7 billion at May 31, 2013, and $1.6 billion at May 31, 2012. Approximately 41% of these accruals were classified as current liabilities.

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

In May 2013, FedEx Express made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In May 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we expect an additional $74 million in year-over-year accelerated depreciation expense in 2014.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $129 million at May 31, 2013 and $127 million at May 31, 2012. We plan to modify these assets in the future and place them into operations.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. Factors which could cause impairment include, but are not limited to, adverse changes in our global economic outlook and the impact of our outlook on our current and projected volume levels, including lower capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or changes to planned service expansion activities. We currently have one aircraft temporarily idled. This aircraft has been idled for 15 months and is expected to return to revenue service.

In May 2013, we made the decision to retire from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines, to align with the plans of FedEx Express to modernize its aircraft fleet and improve its global network. As a consequence of this decision, a noncash impairment charge of $100 million ($63 million, net of tax, or $0.20 per diluted share) was recorded in the fourth quarter. All of these aircraft were temporarily idled and not in revenue service.

In 2012, we incurred a noncash impairment charge of $134 million ($84 million, net of tax, or $0.26 per diluted share). This charge related to our May 2012 decision to permanently retire 24 aircraft and 43 related engines to better align the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes. The majority of these aircraft were temporarily idled and not in revenue service.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 of the accompanying consolidated financial statements, at May 31, 2013 we had approximately $15 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2013 was approximately six years. The future commitments for operating leases are not reflected as a liability in our balance sheet under current U.S. accounting rules.

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

Under a proposed revision to the accounting standards for leases, we would be required to record an asset and a liability for our outstanding operating leases similar to the current accounting for capital leases. Notably, the amount we record in the future would be the net present value of our future lease commitments at the date of adoption. This proposed guidance has not been issued and has been subjected to numerous revisions since the proposal was issued, most recently in May 2013. While we are not required to quantify the effects of the proposed rule changes until these rules are finalized, we believe that a majority of the operating lease obligations reflected in the contractual cash obligations table would be required to be reflected in our balance sheet were the proposed rules to be adopted. Furthermore, our existing financing agreements and the rating agencies that evaluate our creditworthiness already take our operating leases into account.

GOODWILL. As of May 31, 2013, we had $2.8 billion of recorded goodwill from our acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity.

In our evaluation of goodwill impairment, we perform a qualitative assessment which requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment, including comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates. We perform our annual impairment tests in the fourth quarter unless circumstances indicate the need to accelerate the timing of the tests.

Our reporting units with significant recorded goodwill include our FedEx Express, FedEx Freight and FedEx Office (reported in the FedEx Services segment) reporting units. We evaluated these reporting units during the fourth quarters of 2013 and 2012. The estimated fair value of each of these reporting units exceeded their carrying values in 2013 and 2012, and we do not believe that any of these reporting units were at risk as of May 31, 2013.

CONTINGENCIES

We are subject to various loss contingencies, including tax proceedings and litigation, in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Our material pending loss contingencies are described in Note 18 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of matters not specifically described in Note 18 is not expected to be material to our financial position, results of operations or cash flows. The following describes our methods and associated processes for evaluating these matters.

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

OTHER CONTINGENCIES. Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, employment-related claims and FedEx Ground’s owner-operators. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

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

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy and the typically more volatile economies of emerging markets. In 2013, slower than expected economic growth resulted in a continued customer preference for slower, less costly shipping services, which had a negative impact on our profitability.

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

We rely heavily on information and technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate our networks, transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error, pose a direct threat to our products, services and data. Any disruption to the Internet or our complex, global technology infrastructure, including those impacting our computer systems and customer Web sites, could adversely impact our customer service, volumes, and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While we have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate us from technology disruptions or data loss and the resulting adverse effect on our operations and financial results.

Our transportation businesses are impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks.

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, in the fourth quarter of 2013, we made a decision to retire from service certain aircraft and excess aircraft engines and thus recorded a noncash impairment charge of $100 million.

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

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, in 2013, we made strategic acquisitions in Poland, France and Brazil. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots of FedEx Express, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the purview of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s owner-operators as independent contractors.

FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in numerous lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators or their drivers should be treated as our employees, rather than independent contractors. We incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. Changes to state laws governing the definition of independent contractors could impact the status of FedEx Ground’s owner-operators. If FedEx Ground is compelled to convert its independent contractors to employees, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.

Failure to execute on our business realignment program will cause our future financial results to suffer. In 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services that include cost reductions, modernization of our aircraft fleet, transformation of the U.S. domestic operations and international profit improvements at FedEx Express, and improved efficiencies and lower costs of information technology at FedEx Services. To this end, during 2013, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. Additionally, we announced in May 2013 our decision to retire from service 10 aircraft and related engines, as well as to shorten the depreciable lives of an additional 76 aircraft and related engines, in an effort to modernize our aircraft fleet and improve our global network. We will continue to work towards the plan of annual profitability improvement of $1.6 billion by the end of 2016, but if we are not able to reach this goal in the face of challenging economic conditions, our future financial results may suffer.

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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Because the European Union ETS is being contested by many countries on a number of fronts, and the effective date for parts of the ETS has been delayed until next year, the future impact on us is unclear. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

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

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound, which can affect our sales levels and foreign currency sales prices;

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2013.

The effectiveness of our internal control over financial reporting as of May 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ investment, and cash flows for each of the three years in the period ended May 31, 2013 of FedEx Corporation and our report dated July 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 15, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ investment, and cash flows for each of the three years in the period ended May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 15, 2013

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,917	$2,843
Receivables, less allowances of $176 and $178	5,044	4,704
Spare parts, supplies and fuel, less allowances of $205 and $184	457	440
Deferred income taxes	533	533
Prepaid expenses and other	323	536

Total current assets	11,274	9,056

PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	14,716	14,360
Package handling and ground support equipment	6,452	5,912
Computer and electronic equipment	4,958	4,646
Vehicles	4,080	3,654
Facilities and other	7,903	7,592

	38,109	36,164
Less accumulated depreciation and amortization	19,625	18,916

Net property and equipment	18,484	17,248

OTHER LONG-TERM ASSETS
Goodwill	2,755	2,387
Other assets	1,054	1,212

Total other long-term assets	3,809	3,599

	$33,567	$29,903

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$251	$417
Accrued salaries and employee benefits	1,688	1,635
Accounts payable	1,879	1,613
Accrued expenses	1,932	1,709

Total current liabilities	5,750	5,374

LONG-TERM DEBT, LESS CURRENT PORTION	2,739	1,250

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,652	836
Pension, postretirement healthcare and other benefit obligations	3,916	5,582
Self-insurance accruals	987	963
Deferred lease obligations	778	784
Deferred gains, principally related to aircraft transactions	227	251
Other liabilities	120	136

Total other long-term liabilities	7,680	8,552

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2013 and 317 million shares issued as of May 31, 2012	32	32
Additional paid-in capital	2,668	2,595
Retained earnings	18,519	17,134
Accumulated other comprehensive loss	(3,820)	(4,953)
Treasury stock, at cost	(1)	(81)

Total common stockholders’ investment	17,398	14,727

	$33,567	$29,903

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2013	2012	2011

REVENUES	$44,287	$42,680	$39,304

OPERATING EXPENSES:
Salaries and employee benefits	16,570	16,099	15,276
Purchased transportation	7,272	6,335	5,674
Rentals and landing fees	2,521	2,487	2,462
Depreciation and amortization	2,386	2,113	1,973
Fuel	4,746	4,956	4,151
Maintenance and repairs	1,909	1,980	1,979
Business realignment, impairment and other charges	660	134	89
Other	5,672	5,390	5,322

	41,736	39,494	36,926

OPERATING INCOME	2,551	3,186	2,378

OTHER INCOME (EXPENSE):
Interest expense	(82)	(52)	(86)
Interest income	21	13	9
Other, net	(35)	(6)	(36)

	(96)	(45)	(113)

INCOME BEFORE INCOME TAXES	2,455	3,141	2,265

PROVISION FOR INCOME TAXES	894	1,109	813

NET INCOME	$1,561	$2,032	$1,452

BASIC EARNINGS PER COMMON SHARE	$4.95	$6.44	$4.61

DILUTED EARNINGS PER COMMON SHARE	$4.91	$6.41	$4.57

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)

	Years Ended May 31,
	2013	2012	2011

NET INCOME	$1,561	$2,032	$1,452

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $12 and $26 in 2013 and 2012 and tax expense of $27 in 2011	41	(95)	125
Amortization of unrealized pension actuarial gains/losses and other, net of tax expense of $677 in 2013 and tax benefit of $1,369 and $141 in 2012 and 2011	1,092	(2,308)	(235)

	1,133	(2,403)	(110)

COMPREHENSIVE INCOME (LOSS)	$2,694	$(371)	$1,342

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$1,561	$2,032	$1,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,386	2,113	1,973
Provision for uncollectible accounts	167	160	152
Deferred income taxes and other noncash items	521	1,126	669
Business realignment, impairment and other charges	479	134	29
Stock-based compensation	109	105	98
Changes in assets and liabilities:
Receivables	(451)	(254)	(400)
Other current assets	257	(231)	(114)
Pension assets and liabilities, net	(335)	(453)	(169)
Accounts payable and other liabilities	10	144	370
Other, net	(16)	(41)	(19)

Cash provided by operating activities	4,688	4,835	4,041

INVESTING ACTIVITIES
Capital expenditures	(3,375)	(4,007)	(3,434)
Business acquisitions, net of cash acquired	(483)	(116)	(96)
Proceeds from asset dispositions and other	55	74	111

Cash used in investing activities	(3,803)	(4,049)	(3,419)

FINANCING ACTIVITIES
Principal payments on debt	(417)	(29)	(262)
Proceeds from debt issuances	1,739	—	—
Proceeds from stock issuances	280	128	108
Excess tax benefit on the exercise of stock options	23	18	23
Dividends paid	(177)	(164)	(151)
Purchase of treasury stock	(246)	(197)	—
Other, net	(18)	—	(5)

Cash provided by (used in) financing activities	1,184	(244)	(287)

Effect of exchange rate changes on cash	5	(27)	41

Net increase in cash and cash equivalents	2,074	515	376
Cash and cash equivalents at beginning of period	2,843	2,328	1,952

Cash and cash equivalents at end of period	$4,917	$2,843	$2,328

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at May 31, 2010	$31	$2,261	$13,966	$(2,440)	$(7)	$13,811
Net income	—	—	1,452	—	—	1,452
Other comprehensive loss, net of tax of $114	—	—	—	(110)	—	(110)
Purchase of treasury stock	—	—	—	—	(5)	(5)
Cash dividends declared ($0.48 per share)	—	—	(152)	—	—	(152)
Employee incentive plans and other (2,229,051 shares issued)	1	223	—	—	—	224

Balance at May 31, 2011	32	2,484	15,266	(2,550)	(12)	15,220
Net income	—	—	2,032	—	—	2,032
Other comprehensive loss, net of tax of $1,395	—	—	—	(2,403)	—	(2,403)
Purchase of treasury stock	—	—	—	—	(197)	(197)
Cash dividends declared ($0.52 per share)	—	—	(164)	—	—	(164)
Employee incentive plans and other (2,359,659 shares issued)	—	111	—	—	128	239

Balance at May 31, 2012	32	2,595	17,134	(4,953)	(81)	14,727
Net income	—	—	1,561	—	—	1,561
Other comprehensive gain, net of tax of $665	—	—	—	1,133	—	1,133
Purchase of treasury stock	—	—	—	—	(246)	(246)
Cash dividends declared ($0.56 per share)	—	—	(176)	—	—	(176)
Employee incentive plans and other (4,172,976 shares issued)	—	73	—	—	326	399

Balance at May 31, 2013	$32	$2,668	$18,519	$(3,820)	$(1)	$17,398

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2013 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entity.

REVENUE RECOGNITION. We recognize revenue upon delivery of shipments for our transportation businesses and upon completion of services for our business services, logistics and trade services businesses. Transportation services are provided with the use of employees and independent contractors. FedEx is the principal to the transaction for most of these services and revenue from these transactions is recognized on a gross basis. Costs associated with independent contractor settlements are recognized as incurred and included in the caption “Purchased transportation” in the accompanying consolidated statements of income. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $424 million in 2013, $421 million in 2012 and $375 million in 2011.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change. The majority of our supplies and our fuel are reported at weighted average cost.

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

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

	Range	Net Book Value at May 31,
		2013	2012
Wide-body aircraft and related equipment	15 to 30 years	$7,191	$7,161
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,284	1,881
Package handling and ground support equipment	3 to 30 years	2,311	2,101
Vehicles	3 to 15 years	1,748	1,411
Computer and electronic equipment	2 to 10 years	993	930
Facilities and other	2 to 40 years	3,957	3,764

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values as it did in 2013 and 2012 with certain aircraft. In May 2013, FedEx Express made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In May 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we expect an additional $74 million in year-over-year depreciation expense in 2014.

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $2.3 billion in 2013, $2.1 billion in 2012 and $1.9 billion in 2011. Depreciation and amortization expense includes amortization of assets under capital lease.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $45 million in 2013, $85 million in 2012 and $71 million in 2011.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. Factors which could cause impairment include, but are not limited to, adverse changes in our global economic outlook and the impact of our outlook on our current and projected volume levels, including lower capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or changes to planned service expansion activities. We currently have one aircraft temporarily idled. This aircraft has been idled for 15 months and is expected to return to revenue service.

In May 2013, we made the decision to retire from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines to align with the plans of FedEx Express to modernize its aircraft fleet and improve its global network. As a consequence of this decision, a noncash impairment charge of $100 million ($63 million, net of tax, or $0.20 per diluted share) was recorded in the FedEx Express segment in the fourth quarter. All of these aircraft were temporarily idled and not in revenue service.

In May 2012, we made the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million ($84 million, net of tax, or $0.26 per diluted share) was recorded in the FedEx Express segment in the fourth quarter. The decision to retire these aircraft, the majority of which were temporarily idled and not in revenue service, better aligns the U.S. domestic air network capacity of FedEx Express to match current and anticipated shipment volumes.

The combination of our FedEx Freight and FedEx National LTL operations was completed on January 30, 2011. These actions resulted in total program costs of $133 million recorded during 2011, which includes $89 million of impairment and other charges (recorded in the “Business realignment, impairment and other charges” caption on the consolidated income statements), and $44 million of other program costs (primarily recorded in the “Depreciation and amortization” caption on the consolidated income statements).

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At May 31, 2013, we recorded an increase to equity through OCI of $861 million (net of tax) based primarily on year-end adjustments related to an increase in the value of our plan assets and an increase in the discount rate used to measure the liabilities at May 31, 2013. At May 31, 2012, we recorded a decrease to equity through OCI of $2.4 billion (net of tax) based primarily on year-end adjustments related to increases in our projected benefit obligation due to a decrease in the discount rate used to measure the liabilities at May 31, 2012.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

STOCK-BASED COMPENSATION. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method. We issue new shares or repurchase shares on the open market to cover employee share option exercises and restricted stock grants. Accordingly, we plan to repurchase approximately 3.7 million shares in 2014.

TREASURY SHARES. During 2013, we repurchased 2.7 million shares of FedEx common stock at an average price of $91 per share for a total of $246 million. In March 2013, our Board of Directors authorized the repurchase of up to 10 million shares of common stock. It is expected that the additional share authorization will primarily be utilized to offset the effects of equity compensation dilution over the next several years. As of May 31, 2013, 10,188,000 shares remained under existing share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On June 3, 2013, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock. The dividend was paid on July 1, 2013 to stockholders of record as of the close of business on June 17, 2013. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BUSINESS REALIGNMENT COSTS. During 2013, we announced profit improvement programs including reducing our selling, general and administrative cost functions through a voluntary employee separation program.

During 2013, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. This program was completed in the fourth quarter and approximately 3,600 employees have left or will be voluntarily leaving the company by the end of 2014. Eligible employees are scheduled to vacate positions in phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Of the total population leaving the company, approximately 40% of the employees vacated positions on May 31, 2013. An additional 35% will depart throughout 2014 and approximately 25% of this population will remain until May 31, 2014. Costs of the benefits provided under the voluntary program were recognized as special termination benefits in the period that eligible employees accepted their offers.

We incurred costs of $560 million ($353 million, net of tax, or $1.11 per diluted share) during 2013 associated with our business realignment activities. These costs related primarily to severance for employees who accepted voluntary buyouts in the third and fourth quarters of 2013. Payments will be made at the time of departure. Approximately $180 million was paid under this program during 2013. The cost of the buyout program is included in the caption “Business realignment, impairment and other charges” in our consolidated statements of income. Also included in that caption are other external costs directly attributable to our business realignment activities, such as professional fees.

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

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income (loss) for the three years ending May 31, 2013 and by including expanded accumulated other comprehensive income disclosure requirements in the notes to our consolidated financial statements. In addition on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2013, the FASB issued a revised exposure draft outlining proposed changes to the accounting for leases. Under the revised exposure draft, the recognition, measurement and presentation of expenses and cash flows arising from a lease would depend primarily on whether the lessee is expected to consume more than an insignificant portion of the economic benefits embedded in the underlying asset. A right-of-use asset and a liability to make lease payments will be recognized on the balance sheet for all leases (except short-term leases). The enactment of this proposal will have a significant impact on our accounting and financial reporting. The FASB has not yet proposed an effective date of this proposal.

We believe that no other new accounting guidance was adopted or issued during 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

During 2013, we expanded the international service offerings of FedEx Express by completing the following business acquisitions:

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

The estimated fair values of the assets and liabilities related to these acquisitions have been recorded in the FedEx Express segment and are included in the accompanying consolidated balance sheet based on an allocation of the purchase prices (summarized in the table below in millions).

Current assets	$145
Property and equipment	91
Goodwill	351
Intangible assets	60
Other non-current assets	70
Current liabilities	(174)
Long-term liabilities	(36)

Total purchase price	$507

The goodwill of $351 million is primarily attributable to expected benefits from synergies of the combinations with the existing FedEx Express business and other acquired entities. The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. The acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2014 results.

In 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations on July 25, 2011. In 2011, FedEx Express completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash from operations on February 22, 2011. The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations or financial condition and therefore, pro forma financial information has not been presented. Substantially all of the purchase price was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Total
Goodwill at May 31, 2011	$1,272	$90	$735	$1,539	$3,636
Accumulated impairment charges	—	—	(133)	(1,177)	(1,310)

Balance as of May 31, 2011	1,272	90	602	362	2,326
Goodwill acquired(1)	104	—	—	—	104
Purchase adjustments and other(2)	(32)	—	—	(11)	(43)

Balance as of May 31, 2012	1,344	90	602	351	2,387
Goodwill acquired(3)	351	—	—	—	351
Purchase adjustments and other(2)	20	—	—	(3)	17

Balance as of May 31, 2013	$1,715	$90	$602	$348	$2,755

Accumulated goodwill impairment charges as of May 31, 2013	$—	$—	$(133)	$(1,177)	$(1,310)

(1)	Goodwill acquired in 2012 relates to the acquisition of the Mexican domestic express package delivery company, Multipack. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments.

(3)	Goodwill acquired in 2013 relates to the acquisitions of transportation companies in Poland, France and Brazil. See Note 3 for related disclosures.

Our reporting units with significant recorded goodwill include our FedEx Express, FedEx Freight and FedEx Office (reported in the FedEx Services segment) reporting units. We evaluated these reporting units during the fourth quarter of 2013. The estimated fair value of each of these reporting units exceeded their carrying values in 2013 and 2012, and we do not believe that any of these reporting units were at risk as of May 31, 2013.

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $72 million at May 31, 2013 and $34 million at May 31, 2012. Amortization expense for intangible assets was $27 million in 2013, $18 million in 2012 and $32 million in 2011. Estimated amortization expense is expected to be immaterial in 2014 and beyond.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2013	2012
Accrued Salaries and Employee Benefits
Salaries	$489	$280
Employee benefits, including variable compensation	615	803
Compensated absences	584	552

	$1,688	$1,635

Accrued Expenses
Self-insurance accruals	$796	$678
Taxes other than income taxes	368	386
Other	768	645

	$1,932	$1,709

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2013, are as follows (in millions):

		May 31,
		2013	2012
Senior unsecured debt:
Interest Rate %	Maturity
9.65	2013	$—	$300
7.38	2014	250	250
8.00	2019	750	750
2.625	2023	499	—
2.70	2023	249	—
3.875	2043	493	—
4.10	2043	499	—
7.60	2098	239	239

Total senior unsecured debt		2,979	1,539
Capital lease obligations		11	128

		2,990	1,667
Less current portion		251	417

		$2,739	$1,250

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had estimated fair values of $3.2 billion at May 31, 2013 and $2.0 billion at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a shelf registration statement filed with the Securities and Exchange Commission that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

In April 2013, we issued $750 million of senior unsecured debt under our current shelf registration statement, comprised of $250 million of 2.70% fixed-rate notes due in April 2023 and $500 million of 4.10% fixed-rate notes due in April 2043. We utilized the net proceeds for working capital and general corporate purposes. In July 2012, we issued $1 billion of senior unsecured debt under a then current shelf registration statement, comprised of $500 million of 2.625% fixed-rate notes due in August 2022 and $500 million of 3.875% fixed-rate notes due in August 2042. We utilized the net proceeds for working capital and general corporate purposes.

During 2013, we made principal payments of $116 million related to capital lease obligations and repaid our $300 million 9.65% unsecured notes that matured in June 2012 using cash from operations.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. On March 1, 2013, we entered into an amendment to our credit agreement to, among other things, extend its maturity date from April 26, 2016 to March 1, 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 51% at May 31, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2013, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

We issue other financial instruments in the normal course of business to support our operations, including standby letters of credit and surety bonds. We had a total of $538 million in letters of credit outstanding at May 31, 2013, with $128 million unused under our primary $500 million letter of credit facility, and $539 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2046. We leased 10% of our total aircraft fleet under operating leases as of May 31, 2013 and 10% of our total aircraft fleet under capital and operating leases as of May 31, 2012. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2013	2012	2011
Minimum rentals	$2,061	$2,018	$2,025
Contingent rentals(1)	192	210	193

	$2,253	$2,228	$2,218

(1)	Contingent rentals are based on equipment usage.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2013 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2014	$462	$1,474	$1,936
2015	448	1,386	1,834
2016	453	1,183	1,636
2017	391	1,298	1,689
2018	326	904	1,230
Thereafter	824	5,826	6,650

Total	$2,904	$12,071	$14,975

Property and equipment recorded under capital leases and future minimum lease payments under capital leases were immaterial at May 31, 2013. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2013 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2013, none of these shares had been issued.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in accumulated other comprehensive income (loss), net of tax, reported in our financial statements (in millions):

	Foreign currency translation adjustment	Retirement plans adjustments	Accumulated other comprehensive income (loss)
Balance at May 31, 2010	$31	$(2,471)	$(2,440)
Other comprehensive gain (loss)	125	(235)	(110)

Balance at May 31, 2011	156	(2,706)	(2,550)
Other comprehensive gain (loss)	(95)	(2,308)	(2,403)

Balance at May 31, 2012	61	(5,014)	(4,953)
Other comprehensive gain (loss)	41	1,092	1,133

Balance at May 31, 2013	$102	$(3,922)	$(3,820)

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2013	2012	2011
Stock-based compensation expense	$109	$105	$98

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2013	2012	2011
Weighted-average Black-Scholes value	$29.20	$29.92	$28.12
Intrinsic value of options exercised	$107	$67	$80
Black-Scholes Assumptions:
Expected lives	6.1 years	6.0 years	5.9 years
Expected volatility	35%	34%	34%
Risk-free interest rate	0.94%	1.79%	2.36%
Dividend yield	0.609%	0.563%	0.558%

The expected life represents an estimate of the period of time options are expected to remain outstanding, and we examine actual stock option exercises to determine the expected life of the options. Options granted have a maximum term of 10 years. Expected volatilities are based on the actual changes in the market value of our stock and are calculated using daily market value changes from the date of grant over a past period equal to the expected life of the options. The risk-free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the option. The expected dividend yield is the annual rate of dividends per share over the exercise price of the option.

The following table summarizes information about stock option activity for the year ended May 31, 2013:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2012	21,031,538	$84.39

Granted	2,547,290	88.08
Exercised	(3,979,359)	70.41
Forfeited	(464,035)	91.44

Outstanding at May 31, 2013	19,135,434	$87.62	5.5 years	$229

Exercisable	12,447,517	$90.23	4.2 years	$137

Expected to vest	6,288,642	$82.77	8.1 years	$87

Available for future grants	6,482,410

(1)	Only presented for options with market value at May 31, 2013 in excess of the exercise price of the option.

The options granted during the year ended May 31, 2013 are primarily related to our principal annual stock option grant in June 2012.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2013:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2012	589,872	$76.79

Granted	220,391	85.45
Vested	(253,423)	75.46
Forfeited	(27,506)	80.13

Unvested at May 31, 2013	529,334	$80.86

During the year ended May 31, 2012, there were 214,435 shares of restricted stock granted with a weighted-average fair value of $88.95. During the year ended May 31, 2011, there were 235,998 shares of restricted stock granted with a weighted-average fair value of $78.74.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during the year	Fair value (in millions)
2013	2,824,757	$81
2012	2,807,809	70
2011	2,721,602	67

As of May 31, 2013, there was $133 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2013 represented 8% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2013	2012	2011
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,558	$2,029	$1,449
Weighted-average common shares	315	315	315

Basic earnings per common share	$4.95	$6.44	$4.61

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,558	$2,029	$1,449

Weighted-average common shares	315	315	315
Dilutive effect of share-based awards	2	2	2

Weighted-average diluted shares	317	317	317
Diluted earnings per common share	$4.91	$6.41	$4.57

Anti-dilutive options excluded from diluted earnings per common share	11.1	12.6	9.3

(1)	Net earnings available to participating securities were immaterial in all periods presented.

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2013	2012	2011
Current provision (benefit)
Domestic:
Federal	$512	$(120)	$79
State and local	86	80	48
Foreign	170	181	198

	768	141	325

Deferred provision (benefit)
Domestic:
Federal	175	947	485
State and local	(7)	21	12
Foreign	(42)	—	(9)

	126	968	488

	$894	$1,109	$813

Our current federal income tax expenses in 2013, 2012 and 2011 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation accelerated into an earlier year is foregone in later years. Our 2013 current provision for federal income taxes was, therefore, higher than in 2012 and 2011.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-tax (loss) earnings of foreign operations for 2013, 2012 and 2011 were $(55) million, $358 million and $472 million, respectively. These amounts represent only a portion of total results associated with international shipments and accordingly, do not represent our international or domestic results of operations.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2013	2012	2011

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	2.1	2.1	1.7
Other, net	(0.7)	(1.8)	(0.8)

Effective tax rate	36.4%	35.3%	35.9%

Our 2012 rate was favorably impacted by the conclusion of the IRS audit of our 2007-2009 consolidated income tax returns.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$157	$3,676	$248	$3,436
Employee benefits	1,771	11	2,300	11
Self-insurance accruals	533	—	495	—
Other	251	238	338	271
Net operating loss/credit carryforwards	298	—	179	—
Valuation allowances	(204)	—	(145)	—

	$2,806	$3,925	$3,415	$3,718

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2013	2012
Current deferred tax asset	$533	$533
Noncurrent deferred tax liability	(1,652)	(836)

	$(1,119)	$(303)

We have $940 million of net operating loss carryovers in various foreign jurisdictions and $500 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2014. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

Permanently reinvested earnings of our foreign subsidiaries amounted to $1.3 billion at the end of 2013 and $1 billion at the end of 2012. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2013, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.2% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $420 million at the end of 2013 and $410 million at the end of 2012.

In 2013, more than 85% of our total enterprise-wide income was earned in U.S. companies of FedEx that are taxable in the United States. As a U.S. airline, our FedEx Express unit is required by Federal Aviation Administration and other rules to conduct its air operations, domestic and international, through a U.S. company. However, we serve more than 220 countries and territories around the world, and are required to establish legal entities in many of them. Most of our entities in those countries are operating entities, engaged in picking up and delivering packages and performing other transportation services. In the meantime, we are continually expanding our global network to meet our customers’ needs, which requires increasing investment outside the U.S. We typically use cash generated overseas to fund these investments and have a foreign holding company which manages our investments in several foreign operating companies, including new acquisitions made in 2013 in Poland, France and Brazil.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2013	2012	2011
Balance at beginning of year	$51	$69	$82
Increases for tax positions taken in the current year	1	2	2
Increases for tax positions taken in prior years	3	4	6
Decreases for tax positions taken in prior years	(3)	(35)	(10)
Settlements	(9)	(3)	(11)
Increases due to acquisitions	4	15	—
Decrease from lapse of statute of limitations	(2)	—	—
Changes due to currency translation	2	(1)	—

Balance at end of year	$47	$51	$69

Our liabilities recorded for uncertain tax positions include $42 million at May 31, 2013 and $47 million at May 31, 2012 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $29 million on both May 31, 2013 and May 31, 2012. Total interest and penalties included in our consolidated statements of income are immaterial.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: RETIREMENT PLANS

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. We recorded an increase to equity of $861 million (net of tax) at May 31, 2013, and a decrease to equity of $2.4 billion (net of tax) at May 31, 2012, attributable to our plans.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2013	2012	2011
U.S. domestic and international pension plans	$679	$524	$543
U.S. domestic and international defined contribution plans	354	338	257
U.S. domestic and international postretirement healthcare plans	78	70	60

	$1,111	$932	$860

Total retirement plans costs in 2013 were higher than 2012 due to the negative impact of a significantly lower discount rate at our May 31, 2012 measurement date. Total retirement plans cost increased in 2012 primarily due to higher expenses for our 401(k) plans due to the full restoration of company matching contributions on January 1, 2011.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Weighted-average actuarial assumptions for our primary U.S. retirement plans, which represent substantially all of our PBO and accumulated postretirement benefit obligation (“APBO”), are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2013	2012	2011	2013	2012	2011
Discount rate used to determine benefit obligation	4.79%	4.44%	5.76%	4.91%	4.55%	5.67%
Discount rate used to determine net periodic benefit cost	4.44	5.76	6.37	4.55	5.67	6.11
Rate of increase in future compensation levels used to determine benefit obligation	4.54	4.62	4.58	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.62	4.58	4.63	—	—	—
Expected long-term rate of return on assets	8.00	8.00	8.00	—	—	—

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

Our expected long-term rate of return on plan assets was 8% for 2013, 2012 and 2011. Our actual return in each of the past three years exceeded that amount for our principal U.S. domestic pension plan. For the 15-year period ended May 31, 2013, our actual returns were 6.9%. For 2014, we plan to lower our expected return on plan assets assumption for long-term returns on plan assets to 7.75% as we continue to refine our asset and liability management strategy. In lowering this assumption we considered our historical returns, our investment strategy for our plan assets, including the impacts of the long duration of our plan liability and the relatively low annual draw on plan assets on that investment strategy.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2014 pension expense, the calculated value method resulted in the same value as the market value, as it did in 2013. For determining 2012 pension expense, we used the calculated value method which resulted in a portion of the asset gain in 2011 being deferred to future years because our actual returns on plan assets significantly exceeded our assumptions.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our pension plan assets are invested primarily in publicly tradeable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. Our largest holding classes are U.S. Large Cap Equities, which is indexed to the S&P 500 Index, Corporate Fixed Income Securities and Government Fixed Income Securities. Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. As part of our strategy to manage pension costs and funded status volatility, we have transitioned to a liability-driven investment strategy to better align plan assets with liabilities. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

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

•

Fixed income. We determine the fair value of these Level 2 corporate bonds, U.S. and non-U.S. government securities and other fixed income securities by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of investments by level and asset category and the weighted-average asset allocations for our domestic pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2013
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$456	2%	0 - 5%	$15	$441
Equities			35 - 55
U.S. large cap equity	5,264	28		37	5,227
U.S. SMID cap equity	1,741	9		1,741
International equities	2,271	12		1,904	367
Private equities	332	2				$332
Fixed income securities			45 - 65
Corporate	4,972	26			4,972
Government	3,888	20			3,888
Mortgage backed and other	200	1			200
Other	(77)	—		(83)	6

	$19,047	100%		$3,614	$15,101	$332

	2012
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$618	4%	0 - 3%	$8	$610
Equities			45 - 55
U.S. large cap equity	4,248	25		9	4,239
U.S. SMID cap equity	1,368	8		1,368
International equities	1,657	10		1,395	262
Private equities	402	2				$402
Fixed income securities			45 - 55
Corporate	4,565	27			4,565
Government	4,175	24			4,175
Mortgage backed and other	59	—			59
Other	(79)	—		(85)	6

	$17,013	100%		$2,695	$13,916	$402

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	2013	2012
Balance at beginning of year	$402	$403
Actual return on plan assets:
Assets held during current year	(29)	3
Assets sold during the year	55	38
Purchases, sales and settlements	(96)	(42)

Balance at end of the year	$332	$402

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2013 and a statement of the funded status as of May 31, 2013 and 2012 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2013	2012	2013	2012
Accumulated Benefit Obligation (“ABO”)	$21,958	$21,556

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$22,187	$17,372	$790	$648
Service cost	692	593	42	35
Interest cost	968	976	36	36
Actuarial loss (gain)	(652)	3,789	(17)	98
Benefits paid	(589)	(502)	(54)	(51)
Other	(6)	(41)	31	24

PBO/APBO at the end of year	$22,600	$22,187	$828	$790

Change in Plan Assets
Fair value of plan assets at the beginning of year	$17,334	$15,841	$—	$—
Actual return on plan assets	2,081	1,235	—	—
Company contributions	615	780	27	27
Benefits paid	(589)	(502)	(54)	(51)
Other	(8)	(20)	27	24

Fair value of plan assets at the end of year	$19,433	$17,334	$—	$—

Funded Status of the Plans	$(3,167)	$(4,853)	$(828)	$(790)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(48)	$(35)	$(39)	$(33)
Noncurrent pension, postretirement healthcare and other benefit obligations	(3,119)	(4,818)	(789)	(757)

Net amount recognized	$(3,167)	$(4,853)	$(828)	$(790)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$6,993	$8,866	$(4)	$13
Prior service (credit) cost and other	(781)	(897)	2	2

Total	$6,212	$7,969	$(2)	$15

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$378	$516	$—	$—
Prior service credit and other	(114)	(114)	—	—

Total	$264	$402	$—	$—

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our pension plans included the following components at May 31, 2013 and 2012 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2013
Qualified	$21,532	$19,047	$(2,485)
Nonqualified	322	—	(322)
International Plans	746	386	(360)

Total	$22,600	$19,433	$(3,167)

2012
Qualified	$21,192	$17,013	$(4,179)
Nonqualified	355	—	(355)
International Plans	640	321	(319)

Total	$22,187	$17,334	$(4,853)

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. These plans are comprised of our unfunded nonqualified plans, certain international plans and our U.S. Pension Plans. At May 31, 2013 and 2012, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2013	2012
Pension Benefits
Fair value of plan assets	$19,433	$17,334
PBO	(22,600)	(22,187)

Net funded status	$(3,167)	$(4,853)

	ABO Exceeds the Fair Value of Plan Assets
	2013	2012
Pension Benefits
ABO(1)	$(21,930)	$(21,555)

Fair value of plan assets	19,404	17,333
PBO	(22,570)	(22,185)

Net funded status	$(3,166)	$(4,852)

(1)	ABO not used in determination of funded status.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2013	2012

Required	$560	$496
Voluntary	—	226

	$560	$722

For 2014, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $650 million.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2013	2012	2011	2013	2012	2011
Service cost	$692	$593	$521	$42	$35	$31
Interest cost	968	976	900	36	36	34
Expected return on plan assets	(1,383)	(1,240)	(1,062)	—	—	—
Recognized actuarial losses (gains) and other	402	195	184	—	(1)	(5)

Net periodic benefit cost	$679	$524	$543	$78	$70	$60

Pension costs in 2013 were higher than 2012 due to the negative impact of a significantly lower discount rate at our May 31, 2012 measurement date.

Amounts recognized in OCI for all plans were as follows (in millions):

	2013				2012
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Net (gain) loss and other arising during period	$(1,350)	$(840)	$(17)	$(21)	$3,777	$2,371	$97	$61
Amortizations:
Prior services credit	114	66	—	—	113	71	—	—
Actuarial (losses) gains and other	(516)	(297)	—	—	(311)	(195)	1	—

Total recognized in OCI	$(1,752)	$(1,071)	$(17)	$(21)	$3,579	$2,247	$98	$61

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (millions):

	Pension Plans	Postretirement Healthcare Plans
2014	$821	$39
2015	956	42
2016	896	44
2017	961	45
2018	1,049	47
2019-2023	6,974	274

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.7% during 2014, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.9% during 2014, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2013 or 2013 benefit expense because the level of these benefits is capped.

NOTE 14: BUSINESS SEGMENT INFORMATION

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

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications and back-office support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx Express Segment(1)	FedEx Ground Segment(2)	FedEx Freight Segment(3)	FedEx Services Segment	Other and Eliminations	Consolidated Total
Revenues
2013	$27,171	$10,578	$5,401	$1,580	$(443)	$44,287
2012	26,515	9,573	5,282	1,671	(361)	42,680
2011	24,581	8,485	4,911	1,684	(357)	39,304
Depreciation and amortization
2013	$1,350	$434	$217	$384	$1	$2,386
2012	1,169	389	185	369	1	2,113
2011	1,059	337	205	371	1	1,973
Operating income (loss)
2013	$555	$1,788	$208	$—	$—	$2,551
2012	1,260	1,764	162	—	—	3,186
2011	1,228	1,325	(175)	—	—	2,378
Segment assets(4)
2013	$18,935	$7,353	$2,953	$4,879	$(553)	$33,567
2012	17,981	6,154	2,807	4,546	(1,585)	29,903
2011	16,463	5,048	2,664	4,278	(1,068)	27,385

(1)

FedEx Express segment 2013 operating expenses include $405 million of direct and allocated business realignment costs and an impairment charge of $100 million resulting from the decision to retire 10 aircraft and related engines. FedEx Express segment 2012 operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines and a reversal of a $66 million legal reserve which was initially recorded in 2011.

(2)	FedEx Ground segment 2013 operating expenses include $105 million of allocated business realignment costs.

(3)

FedEx Freight segment 2013 operating expenses include $50 million in direct and allocated business realignment costs. FedEx Freight segment 2011 operating expenses include $133 million in costs associated with the combination of our FedEx Freight and FedEx National LTL operations, effective January 30, 2011.

(4)	Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2013	$2,067	$555	$326	$424	$3	$3,375
2012	2,689	536	340	437	5	4,007
2011	2,467	426	153	387	1	3,434

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2013	2012	2011
FedEx Express segment:
Package:
U.S. overnight box	$6,513	$6,546	$6,128
U.S. overnight envelope	1,705	1,747	1,736
U.S. deferred	3,020	3,001	2,805

Total U.S. domestic package revenue	11,238	11,294	10,669
International priority	6,586	6,849	6,760
International economy	2,046	1,859	1,468

Total international export package revenue	8,632	8,708	8,228

International domestic(1)	1,398	853	653

Total package revenue	21,268	20,855	19,550
Freight:
U.S.	2,562	2,498	2,188
International priority	1,678	1,827	1,722
International airfreight	276	307	283

Total freight revenue	4,516	4,632	4,193
Other	1,387	1,028	838

Total FedEx Express segment	27,171	26,515	24,581
FedEx Ground segment:
FedEx Ground	9,652	8,791	7,855
FedEx SmartPost	926	782	630

Total FedEx Ground segment	10,578	9,573	8,485
FedEx Freight segment	5,401	5,282	4,911
FedEx Services segment	1,580	1,671	1,684
Other and eliminations(2)	(443)	(361)	(357)

	$44,287	$42,680	$39,304

GEOGRAPHICAL INFORMATION(3)

Revenues:
U.S.	$31,550	$29,837	$27,461
International:
FedEx Express segment	12,357	12,370	11,437
FedEx Ground segment	234	216	177
FedEx Freight segment	112	101	84
FedEx Services segment	34	156	145

Total international revenue	12,737	12,843	11,843

	$44,287	$42,680	$39,304

Noncurrent assets:
U.S.	$19,637	$18,874	$17,235
International	2,656	1,973	1,865

	$22,293	$20,847	$19,100

(1)

International domestic revenues include our international intra-country domestic express operations, including acquisitions in India (February 2011), Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

(3)

International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment registered in the U.S. is included as U.S. assets; however, many of our aircraft operate internationally.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2013	2012	2011
Cash payments for:
Interest (net of capitalized interest)	$80	$52	$93

Income taxes	$687	$403	$493
Income tax refunds received	(219)	(146)	(106)

Cash tax payments, net	$468	$257	$387

NOTE 16: GUARANTEES AND INDEMNIFICATIONS

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

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as operating leases. FedEx Express has unconditionally guaranteed $551 million in principal of these bonds (with total future principal and interest payments of approximately $708 million as of May 31, 2013) through these leases.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2013 were as follows (in millions):

	Aircraft and Aircraft Related	Facilities and Other(1)	Total

2014	$968	$1,183	$2,151
2015	1,054	184	1,238
2016	1,140	123	1,263
2017	959	101	1,060
2018	1,382	44	1,426
Thereafter	4,492	109	4,601

Total	$9,995	$1,744	$11,739

(1)	Primarily vehicles, facilities, advertising contracts and in 2014, approximately $650 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2013, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have several aircraft modernization programs underway which are supported by the purchase of B777F, B767F and Boeing 757 (“B757”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2013, FedEx Express entered into an agreement to purchase 14 additional B757 aircraft, the delivery of which began in 2013 and will continue through 2014. The agreement provides the option to purchase up to 16 additional B757 aircraft, subject to the satisfaction of certain conditions. In addition, FedEx Express entered into agreements to purchase an additional 23 B767F aircraft, the delivery of which will occur between 2014 and 2019. The delivery of two firm B777F aircraft orders were also deferred from 2015 to 2016.

We had $414 million in deposits and progress payments as of May 31, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the B757 aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2013, with the year of expected delivery:

	B757	B767F	B777F	Total
2014	13	4	2	19
2015	—	12	—	12
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	13	50	20	83

Effective as of June 14, 2013, we entered into a supplemental agreement to purchase 13 of the 16 B757 option aircraft noted above. Delivery of the aircraft will occur during 2014 and 2015. This aircraft transaction is not included in the table above, as it occurred subsequent to May 31, 2013.

NOTE 18: CONTINGENCIES

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

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of 20 states. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case in January 2012 and, in July 2012, issued an opinion that did not make a determination with respect to the correctness of the district court’s decision and, instead, certified two questions to the Kansas Supreme Court related to the classification of the plaintiffs as independent contractors under the Kansas Wage Payment Act. The other 19 cases that are before the Seventh Circuit remain stayed pending a decision of the Kansas Supreme Court.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of those cases are now on appeal with the Court of Appeals for the Ninth Circuit. The other five remain pending in their respective district courts.

While the granting of summary judgment in favor of FedEx Ground by the multidistrict litigation court in 20 of the 28 cases that had been certified as class actions remains subject to appeal, we believe that it significantly improves the likelihood that our independent contractor model will be upheld. Adverse determinations in matters related to FedEx Ground’s independent contractors, however, could, among other things, entitle certain of our owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators in certain jurisdictions. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. While it is reasonably possible that potential loss in some of these lawsuits or such changes to the independent contractor status of FedEx Ground’s owner-operators could be material, we cannot yet determine the amount or reasonable range of potential loss. A number of factors contribute to this. The number of plaintiffs in these lawsuits continues to change, with some being dismissed and others being added and, as to new plaintiffs, discovery is still ongoing. In addition, the parties have conducted only very limited discovery into damages, which could vary considerably from plaintiff to plaintiff. Further, the range of potential loss could be impacted considerably by future rulings on the merits of certain claims and FedEx Ground’s various defenses, and on evidentiary issues. In any event, we do not believe that a material loss is probable in these matters.

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation, three of which have been certified as class actions. These cases are in varying stages of litigation, and we do not expect to incur a material loss in any of these matters.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2013(1)
Revenues	$10,792	$11,107	$10,953	$11,435
Operating income	742	718	589	502
Net income	459	438	361	303
Basic earnings per common share(2)	1.46	1.39	1.14	0.96
Diluted earnings per common share(2)	1.45	1.39	1.13	0.95

2012(3)
Revenues	$10,521	$10,587	$10,564	$11,008
Operating income	737	780	813	856
Net income	464	497	521	550
Basic earnings per common share(2)	1.46	1.57	1.66	1.74
Diluted earnings per common share(2)	1.46	1.57	1.65	1.73

(1)

The fourth quarter of 2013 includes $496 million of business realignment costs and an impairment charge of $100 million resulting from the decision to retire 10 aircraft and related engines at FedEx Express. The third quarter of 2013 includes $47 million of business realignment costs. The second quarter of 2013 includes $13 million of business realignment costs.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $2.75 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,892	$405	$717	$(97)	$4,917
Receivables, less allowances	—	3,989	1,084	(29)	5,044
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	45	681	54	—	780
Deferred income taxes	—	518	15	—	533

Total current assets	3,937	5,593	1,870	(126)	11,274

PROPERTY AND EQUIPMENT, AT COST	27	35,915	2,167	—	38,109
Less accumulated depreciation and amortization	21	18,469	1,135	—	19,625

Net property and equipment	6	17,446	1,032	—	18,484

INTERCOMPANY RECEIVABLE	—	439	1,203	(1,642)	—
GOODWILL	—	1,552	1,203	—	2,755
INVESTMENT IN SUBSIDIARIES	18,739	3,347	—	(22,086)	—
OTHER ASSETS	2,187	822	191	(2,146)	1,054

	$24,869	$29,199	$5,499	$(26,000)	$33,567

LIABILITIES AND STOCKHOLDERS’ INVESTMENT CURRENT LIABILITIES
Current portion of long-term debt	$250	$1	$—	$—	$251
Accrued salaries and employee benefits	82	1,402	204	—	1,688
Accounts payable	4	1,392	609	(126)	1,879
Accrued expenses	355	1,366	211	—	1,932

Total current liabilities	691	4,161	1,024	(126)	5,750

LONG-TERM DEBT, LESS CURRENT PORTION	2,489	250	—	—	2,739
INTERCOMPANY PAYABLE	1,642	—	—	(1,642)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,798	—	(2,146)	1,652
Other liabilities	2,649	3,133	246	—	6,028

Total other long-term liabilities	2,649	6,931	246	(2,146)	7,680
STOCKHOLDERS’ INVESTMENT	17,398	17,857	4,229	(22,086)	17,398

	$24,869	$29,199	$5,499	$(26,000)	$33,567

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$37,073	$7,543	$(329)	$44,287

OPERATING EXPENSES:
Salaries and employee benefits	103	14,375	2,092	—	16,570
Purchased transportation	—	4,839	2,574	(141)	7,272
Rentals and landing fees	5	2,198	324	(6)	2,521
Depreciation and amortization	1	2,200	185	—	2,386
Fuel	—	4,650	96	—	4,746
Maintenance and repairs	1	1,791	117	—	1,909
Business realignment, impairment and other charges	21	639	—	—	660
Intercompany charges, net	(227)	(329)	556	—	—
Other	96	4,565	1,193	(182)	5,672

	—	34,928	7,137	(329)	41,736

OPERATING INCOME	—	2,145	406	—	2,551

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,561	253	—	(1,814)	—
Interest, net	(108)	42	5	—	(61)
Intercompany charges, net	113	(131)	18	—	—
Other, net	(5)	(20)	(10)	—	(35)

INCOME BEFORE INCOME TAXES	1,561	2,289	419	(1,814)	2,455

Provision for income taxes	—	710	184	—	894

NET INCOME	$1,561	$1,579	$235	$(1,814)	$1,561

COMPREHENSIVE INCOME	$2,622	$1,618	$268	$(1,814)	$2,694

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended May 31, 2012

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$36,412	$6,569	$(301)	$42,680

OPERATING EXPENSES:
Salaries and employee benefits	114	14,153	1,832	—	16,099
Purchased transportation	—	4,509	1,944	(118)	6,335
Rentals and landing fees	5	2,221	267	(6)	2,487
Depreciation and amortization	1	1,962	150	—	2,113
Fuel	—	4,877	79	—	4,956
Maintenance and repairs	1	1,882	97	—	1,980
Impairment and other charges	—	134	—	—	134
Intercompany charges, net	(218)	(323)	541	—	—
Other	97	4,482	988	(177)	5,390

	—	33,897	5,898	(301)	39,494

OPERATING INCOME	—	2,515	671	—	3,186

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,032	395	—	(2,427)	—
Interest, net	(75)	31	5	—	(39)
Intercompany charges, net	80	(102)	22	—	—
Other, net	(5)	(10)	9	—	(6)

INCOME BEFORE INCOME TAXES	2,032	2,829	707	(2,427)	3,141

Provision for income taxes	—	875	234	—	1,109

NET INCOME	$2,032	$1,954	$473	$(2,427)	$2,032

COMPREHENSIVE (LOSS) INCOME	$(120)	$1,796	$380	$(2,427)	$(371)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$33,124	$6,498	$(318)	$39,304

OPERATING EXPENSES:
Salaries and employee benefits	109	13,206	1,961	—	15,276
Purchased transportation	—	4,034	1,745	(105)	5,674
Rentals and landing fees	4	2,209	253	(4)	2,462
Depreciation and amortization	1	1,784	188	—	1,973
Fuel	—	4,003	148	—	4,151
Maintenance and repairs	1	1,862	116	—	1,979
Impairment and other charges	—	28	61	—	89
Intercompany charges, net	(222)	(317)	539	—	—
Other	107	4,392	1,032	(209)	5,322

	—	31,201	6,043	(318)	36,926

OPERATING INCOME	—	1,923	455	—	2,378

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,452	200	—	(1,652)	—
Interest, net	(88)	13	(2)	—	(77)
Intercompany charges, net	104	(135)	31	—	—
Other, net	(16)	(14)	(6)	—	(36)

INCOME BEFORE INCOME TAXES	1,452	1,987	478	(1,652)	2,265

Provision for income taxes	—	677	136	—	813

NET INCOME	$1,452	$1,310	$342	$(1,652)	$1,452

COMPREHENSIVE INCOME	$1,240	$1,329	$425	$(1,652)	$1,342

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2013

		Guarantor	Non- guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$247	$3,936	$486	$19	$4,688

INVESTING ACTIVITIES
Capital expenditures	(3)	(3,029)	(343)	—	(3,375)
Business acquisitions, net of cash acquired	—	—	(483)	—	(483)
Proceeds from asset dispositions and other	—	49	6	—	55

CASH USED IN INVESTING ACTIVITIES	(3)	(2,980)	(820)	—	(3,803)

FINANCING ACTIVITIES
Net transfers from (to) Parent	141	(58)	(83)	—	—
Payment on loan between subsidiaries	—	(385)	385	—	—
Intercompany dividends	—	21	(21)	—	—
Principal payments on debt	—	(417)	—	—	(417)
Proceeds from debt issuances	1,739	—	—	—	1,739
Proceeds from stock issuances	280	—	—	—	280
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(177)	—	—	—	(177)
Purchase of treasury stock	(246)	—	—	—	(246)
Other, net	(18)	(119)	119	—	(18)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,742	(958)	400	—	1,184

Effect of exchange rate changes on cash	—	(10)	15	—	5
Net increase (decrease) in cash and cash equivalents	1,986	(12)	81	19	2,074
Cash and cash equivalents at beginning of period	1,906	417	636	(116)	2,843

Cash and cash equivalents at end of period	$3,892	$405	$717	$(97)	$4,917

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2012

		Guarantor	Non- guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(88)	$4,383	$570	$(30)	$4,835

INVESTING ACTIVITIES
Capital expenditures	(5)	(3,792)	(210)	—	(4,007)
Business acquisition, net of cash acquired	—	—	(116)	—	(116)
Proceeds from asset dispositions and other	—	74	—	—	74

CASH USED IN INVESTING ACTIVITIES	(5)	(3,718)	(326)	—	(4,049)

FINANCING ACTIVITIES
Net transfers from (to) Parent	625	(550)	(75)	—	—
Intercompany dividends	—	76	(76)	—	—
Principal payments on debt	—	(29)	—	—	(29)
Proceeds from stock issuances	128	—	—	—	128
Excess tax benefit on the exercise of stock options	18	—	—	—	18
Dividends paid	(164)	—	—	—	(164)
Purchase of treasury stock	(197)			—	(197)
Other, net	—	(19)	19	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	410	(522)	(132)	—	(244)

Effect of exchange rate changes on cash	—	(5)	(22)	—	(27)
Net increase (decrease) in cash and cash equivalents	317	138	90	(30)	515
Cash and cash equivalents at beginning of period	1,589	279	546	(86)	2,328

Cash and cash equivalents at end of period	$1,906	$417	$636	$(116)	$2,843

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2011

		Guarantor	Non- guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25	$3,978	$65	$(27)	$4,041

INVESTING ACTIVITIES
Capital expenditures	(1)	(3,263)	(170)	—	(3,434)
Business acquisition, net of cash acquired	—	(96)	—	—	(96)
Proceeds from asset dispositions and other	—	110	1	—	111

CASH USED IN INVESTING ACTIVITIES	(1)	(3,249)	(169)	—	(3,419)

FINANCING ACTIVITIES
Net transfers from (to) Parent	530	(994)	464	—	—
Payment on loan between subsidiaries	—	235	(235)	—	—
Intercompany dividends	—	61	(61)	—	—
Principal payments on debt	(250)	(12)	—	—	(262)
Proceeds from stock issuances	108	—	—	—	108
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(151)	—	—	—	(151)
Other, net	(5)	(9)	9	—	(5)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	255	(719)	177	—	(287)

Effect of exchange rate changes on cash	—	11	30	—	41
Net increase (decrease) in cash and cash equivalents	279	21	103	(27)	376
Cash and cash equivalents at beginning of period	1,310	258	443	(59)	1,952

Cash and cash equivalents at end of period	$1,589	$279	$546	$(86)	$2,328

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $3.2 billion at May 31, 2013 and $2.0 billion at May 31, 2012. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $77 million as of May 31, 2013 and $30 million as of May 31, 2012. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2013 and 2012, foreign currency fluctuations had a slightly positive impact on operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2013, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $132 million for 2014. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our fuel surcharges because our fuel surcharges are closely linked to market prices for fuel. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings over the long term.

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

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2013. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
Operating Results
Revenues	$44,287	$42,680	$39,304	$34,734	$35,497
Operating income	2,551	3,186	2,378	1,998	747
Income before income taxes	2,455	3,141	2,265	1,894	677
Net income	1,561	2,032	1,452	1,184	98

Per Share Data
Earnings per share:
Basic	$4.95	$6.44	$4.61	$3.78	$0.31
Diluted	$4.91	$6.41	$4.57	$3.76	$0.31

Average shares of common stock outstanding	315	315	315	312	311
Average common and common equivalent shares outstanding	317	317	317	314	312
Cash dividends declared	$0.56	$0.52	$0.48	$0.44	$0.44

Financial Position
Property and equipment, net	$18,484	$17,248	$15,543	$14,385	$13,417
Total assets	33,567	29,903	27,385	24,902	24,244
Long-term debt, less current portion	2,739	1,250	1,667	1,668	1,930
Common stockholders’ investment	17,398	14,727	15,220	13,811	13,626

Other Operating Data
FedEx Express aircraft fleet	647	660	688	667	654

(1)

Results for 2013 include $560 million ($353 million, net of tax, or $1.11 per diluted share) of business realignment costs and a $100 million ($63 million, net of tax, or $0.20 per diluted share) impairment charge resulting from the decision to retire 10 aircraft and related engines at FedEx Express. See Note 1 to the accompanying consolidated financial statements. Additionally, common stockholders’ investment includes an other comprehensive income increase of $861 million, net of tax, for the funded status of our retirement plans at May 31, 2013.

(2)

Results for 2012 include a $134 million ($84 million, net of tax or $0.26 per diluted share) impairment charge resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve initially recorded in 2011. See Note 1 to the accompanying consolidated financial statements. Additionally, common stockholders’ investment includes an other comprehensive income charge of $2.4 billion, net of tax, for the funded status of our retirement plans at May 31, 2012.

(3)

Results for 2011 include charges of approximately $199 million ($104 million, net of tax and applicable variable incentive compensation impacts, or $0.33 per diluted share) for the combination of our FedEx Freight and FedEx National LTL operations and a $66 million reserve associated with a legal matter at FedEx Express. See Note 1 to the accompanying consolidated financial statements. Additionally, common stockholders’ investment includes an other comprehensive income charge of $350 million, net of tax, for the funded status of our retirement plans at May 31, 2011.

(4)	Common stockholders’ investment includes an other comprehensive income charge of $1.0 billion, net of tax, for the funded status of our retirement plans at May 31, 2010.

(5)

Results for 2009 include a charge of $1.2 billion ($1.1 billion, net of tax, or $3.45 per diluted share) primarily for impairment charges associated with goodwill and aircraft. Additionally, common stockholders’ investment includes an other comprehensive income charge of $1.2 billion, net of tax, for the funded status of our retirement plans at May 31, 2009.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2013 and 2012, and for each of the three years in the period ended May 31, 2013, and have issued our report thereon dated July 15, 2013 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 15, 2013

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2013, 2012, AND 2011

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2013	$94	$167	$—		$167	(a)	$94

2012	97	160	—		163	(a)	94

2011	93	152	—		148	(a)	97

Allowance for Revenue Adjustments

2013	$84	$—	$573	(b)	$575	(c)	$82

2012	85	—	570	(b)	571	(c)	84

2011	73	—	532	(b)	520	(c)	85

Inventory Valuation Allowance:

2013	$184	$24	$—		$3		$205

2012	169	15	—		—		184

2011	170	13	—		14		169

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2013	2012	2011	2010	2009
Earnings:
Income before income taxes	$2,455	$3,141	$2,265	$1,894	$677
Add back:
Interest expense, net of capitalized interest	82	52	86	79	85
Amortization of debt issuance costs	5	5	16	14	5
Portion of rent expense representative of interest factor	864	797	852	806	795

Earnings as adjusted	$3,406	$3,995	$3,219	$2,793	$1,562

Fixed Charges:
Interest expense, net of capitalized interest	$82	$52	$86	$79	$85
Capitalized interest	45	85	71	80	71
Amortization of debt issuance costs	5	5	16	14	5
Portion of rent expense representative of interest factor	864	797	852	806	795

	$996	$939	$1,025	$979	$956

Ratio of Earnings to Fixed Charges	3.4	4.3	3.1	2.9	1.6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.3 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7	First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8	Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.9	Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.10	Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11	Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.12	Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.16	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.17	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.20	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference).

10.25	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.26	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.27	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.30	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.31	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement dated November 7, 2006 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.34	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.35	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement dated November 7, 2006 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.37	Transportation Agreement dated July 31, 2006 between the United States Postal Service (the “USPS”) and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.38	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39	Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.40	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.41	Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.42	Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.43	Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.44	Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.46	Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.47	Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48	Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.49	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.50	Amendment dated December 3, 2012 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.51	Letter Agreement dated January 25, 2013, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.52	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*10.53	Amendment dated May 28, 2013, amending the Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Financing Agreement

10.54	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

10.55

First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Management Contracts/Compensatory Plans or Arrangements

10.56	Amendment to 1993 Stock Incentive Plan. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.57	1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.58	Amendment to 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.59	1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.60	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.61	1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.62	2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)

10.63	2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.64	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.65	Amendment to 1995, 1997, 1999 and 2002 Stock Incentive Plans and 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.66	FedEx Corporation Incentive Stock Plan, as amended; Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans; Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended; and Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended. (The FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Amendment to FedEx Corporation Incentive Stock Plan, as amended, and 1997, 1999 and 2002 Stock Incentive Plans was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement pursuant to FedEx Corporation Incentive Stock Plan, as amended, was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference.)

10.67	FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the FedEx Corporation Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the UK Sub-Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.68	Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, 2001 Restricted Stock Plan, as amended, and FedEx Corporation Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.69	Amendments to 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, 2001 Restricted Stock Plan and FedEx Corporation Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.70	FedEx Corporation 2010 Omnibus Stock Incentive Plan; Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan; and Form of Terms and Conditions of restricted stock grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan. (The FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; and the Form of Terms and Conditions of restricted stock grant pursuant to FedEx Corporation 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference.)

10.71	Amended and Restated FedEx Corporation Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.72	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.73	Compensation Arrangements with Named Executive Officers.

10.74	Compensation Arrangements with Outside Directors. (Filed as Exhibit 10.1 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.75	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.76	Form of revised Management Retention Agreement, dated March 18, 2010, entered into between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, David F. Rebholz and Christine P. Richards. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 136 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.