Form 10-Q
period 2013-08-31
FEDEX CORP
filed 2013-09-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 18, 2013
Common Stock, par value $0.10 per share	316,642,256

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31,
	2013	May 31,
	(Unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,096	$4,917
Receivables, less allowances of $173 and $176	4,990	5,044
Spare parts, supplies and fuel, less allowances of $209 and $205	451	457
Deferred income taxes	604	533
Prepaid expenses and other	352	323

Total current assets	11,493	11,274

PROPERTY AND EQUIPMENT, AT COST	38,167	38,109
Less accumulated depreciation and amortization	19,730	19,625

Net property and equipment	18,437	18,484

OTHER LONG-TERM ASSETS
Goodwill	2,712	2,755
Other assets	1,031	1,054

Total other long-term assets	3,743	3,809

	$33,673	$33,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2013	May 31,
	(Unaudited)	2013
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$254	$251
Accrued salaries and employee benefits	1,366	1,688
Accounts payable	1,879	1,879
Accrued expenses	2,024	1,932

Total current liabilities	5,523	5,750

LONG-TERM DEBT, LESS CURRENT PORTION	2,739	2,739

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,820	1,652
Pension, postretirement healthcare and other benefit obligations	3,813	3,916
Self-insurance accruals	996	987
Deferred lease obligations	797	778
Deferred gains, principally related to aircraft transactions	221	227
Other liabilities	109	120

Total other long-term liabilities	7,756	7,680

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2013 and May 31, 2013	32	32
Additional paid-in capital	2,696	2,668
Retained earnings	18,913	18,519
Accumulated other comprehensive loss	(3,857)	(3,820)
Treasury stock, at cost	(129)	(1)

Total common stockholders’ investment	17,655	17,398

	$33,673	$33,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2013	2012

REVENUES	$11,024	$10,792

OPERATING EXPENSES:
Salaries and employee benefits	4,077	4,103
Purchased transportation	1,879	1,680
Rentals and landing fees	640	618
Depreciation and amortization	639	573
Fuel	1,104	1,138
Maintenance and repairs	480	542
Other	1,410	1,396

	10,229	10,050

OPERATING INCOME	795	742

OTHER INCOME (EXPENSE):
Interest, net	(27)	(10)
Other, net	(2)	(5)

	(29)	(15)

INCOME BEFORE INCOME TAXES	766	727

PROVISION FOR INCOME TAXES	277	268

NET INCOME	$489	$459

EARNINGS PER COMMON SHARE:
Basic	$1.54	$1.46

Diluted	$1.53	$1.45

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2013	2012

NET INCOME	$489	$459

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $10 in 2013 and $4 in 2012	(79)	43
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $25 in 2013 and $37 in 2012	42	63

	(37)	106

COMPREHENSIVE INCOME	$452	$565

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2013	2012
Operating Activities:
Net income	$489	$459
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	639	573
Provision for uncollectible accounts	37	47
Stock-based compensation	45	40
Deferred income taxes and other noncash items	89	122
Changes in assets and liabilities:
Receivables	10	3
Other assets	(31)	147
Accounts payable and other liabilities	(343)	(474)
Other, net	(6)	(14)

Cash provided by operating activities	929	903

Investing Activities:
Capital expenditures	(572)	(972)
Business acquisitions, net of cash acquired	—	(483)
Proceeds from asset dispositions and other	10	12

Cash used in investing activities	(562)	(1,443)

Financing Activities:
Principal payments on debt	—	(301)
Proceeds from debt issuance	—	991
Proceeds from stock issuances	131	30
Excess tax benefit on the exercise of stock options	14	4
Dividends paid	(48)	(44)
Purchase of treasury stock	(278)	(246)
Other, net	—	(9)

Cash (used in) provided by financing activities	(181)	425

Effect of exchange rate changes on cash	(7)	15

Net increase (decrease) in cash and cash equivalents	179	(100)
Cash and cash equivalents at beginning of period	4,917	2,843

Cash and cash equivalents at end of period	$5,096	$2,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2013 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2013, and the results of our operations and cash flows for the three-month periods ended August 31, 2013 and 2012. Operating results for the three-month period ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2014 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2014 results.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In addition to our pilots at FedEx Express, certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $45 million for the three-month period ended August 31, 2013 and $40 million for the three-month period ended August 31, 2012. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 2 of our condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

We believe that no other new accounting guidance was adopted or issued during the first three months of 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting as described in our Annual Report.

TREASURY SHARES. During the first quarter of 2014, we repurchased 2.8 million shares of FedEx common stock at an average price of $98 per share for a total of $278 million. As of August 31, 2013, 7.4 million shares remained under existing share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On August 16, 2013, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock. The dividend will be paid on October 1, 2013 to stockholders of record as of the close of business on September 10, 2013. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the three-month periods ended August 31 (in millions):

	2013 (1)	2012 (1)
Foreign currency translation gain (loss):
Balance at beginning of period	$102	$61
Translation adjustments	(79)	43

Balance at end of period	23	104

Retirement plans adjustments:
Balance at beginning of period	(3,922)	(5,014)
Reclassifications from AOCI	42	63

Balance at end of period	(3,880)	(4,951)

Accumulated other comprehensive loss at end of period	$(3,857)	$(4,847)

(1)	Amounts in parentheses indicate debits to AOCI.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
	2013	2012
Retirement plans:
Amortization of actuarial losses	$(95)	$(129)	Salaries and employee benefits
Amortization of prior service credits	28	29	Salaries and employee benefits

Total before tax	(67)	(100)
Income tax benefit	25	37	Provision for income taxes

AOCI reclassifications, net of tax	$(42)	$(63)	Net income

(1)	Amounts in parentheses indicate debits to earnings.

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 51% at August 31, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2013, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had carrying values of $3.0 billion at August 31, 2013 and May 31, 2013 compared with estimated fair values of $3.0 billion at August 31, 2013 and $3.2 billion at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2013	2012
Basic earnings per common share:
Net earnings allocable to common shares(1)	$489	$458
Weighted-average common shares	316	315

Basic earnings per common share	$1.54	$1.46

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$489	$458

Weighted-average common shares	316	315
Dilutive effect of share-based awards	3	1

Weighted-average diluted shares	319	316
Diluted earnings per common share	$1.53	$1.45

Anti-dilutive options excluded from diluted earnings per common share	9.8	13.9

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2013	2012
U.S. domestic and international pension plans	$121	$169
U.S. domestic and international defined contribution plans	89	88
U.S. domestic and international postretirement healthcare plans	20	19

	$230	$276

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2013	2012	2013	2012
Service cost	$164	$173	$10	$10
Interest cost	263	242	10	9
Expected return on plan assets	(373)	(346)	—	—
Recognized actuarial losses and other	67	100	—	—

	$121	$169	$20	$19

Required contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the three-month periods ended August 31 were $150 million in 2013 and $140 million in 2012. In September 2013, we made an additional contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment is discussed further in our Annual Report.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments in Management’s Discussion and Analysis of Results of Operations and Financial Condition reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions and our allocation methodologies are refined as necessary to reflect changes in our businesses.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2013	2012
Revenues
FedEx Express segment	$6,605	$6,632
FedEx Ground segment	2,730	2,462
FedEx Freight segment	1,424	1,399
FedEx Services segment	375	389
Other and eliminations	(110)	(90)

	$11,024	$10,792

Operating Income
FedEx Express segment	$236	$207
FedEx Ground segment	468	445
FedEx Freight segment	91	90

	$795	$742

(7) Commitments

As of August 31, 2013, our purchase commitments under various contracts for the remainder of 2014 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2014 (remainder)	$828	$870	$1,698
2015	1,121	182	1,303
2016	1,083	124	1,207
2017	891	100	991
2018	1,475	44	1,519
Thereafter	5,211	109	5,320

Total	$10,609	$1,429	$12,038

(1)	Primarily vehicles, facilities, advertising contracts, and for the remainder of 2014, a total of $495 million of quarterly contributions to our U.S. Pension Plans.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2013, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2014, we entered into supplemental agreements to purchase the 16 Boeing 757 (“B757”) option aircraft pursuant to an agreement originally entered into in March 2013. Delivery of the aircraft will occur through 2015.

We had $416 million in deposits and progress payments as of August 31, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the B757 aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2013 with the year of expected delivery:

	B757	B767F	B777F	Total
2014 (remainder)	16	4	2	22
2015	11	12	—	23
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	27	50	20	97

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2013 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2014 (remainder)	$416	$1,129	$1,545
2015	448	1,438	1,886
2016	453	1,233	1,686
2017	391	1,340	1,731
2018	326	941	1,267
Thereafter	824	5,976	6,800

Total	$2,858	$12,057	$14,915

Future minimum lease payments under capital leases were immaterial at August 31, 2013. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of those cases are now on appeal with the Court of Appeals for the Ninth Circuit. The other five remain pending in their respective district courts, but two of these five matters have been settled for immaterial amounts, subject to court approval.

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

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation, two of which have been certified as class actions. These certified class actions were settled for immaterial amounts in the first quarter of fiscal year 2014, subject to court approval. The other cases are in varying stages of litigation, and we do not expect to incur a material loss in any of these matters.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2013	2012
Cash payments for:
Interest (net of capitalized interest)	$57	$45

Income taxes	$138	$54
Income tax refunds received	(34)	(184)

Cash tax payments (refunds), net	$104	$(130)

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,058	$431	$723	$(116)	$5,096
Receivables, less allowances	—	3,993	1,041	(44)	4,990
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	35	714	54	—	803
Deferred income taxes	—	589	15	—	604

Total current assets	4,093	5,727	1,833	(160)	11,493

PROPERTY AND EQUIPMENT, AT COST	27	35,912	2,228	—	38,167
Less accumulated depreciation and amortization	21	18,555	1,154	—	19,730

Net property and equipment	6	17,357	1,074	—	18,437

INTERCOMPANY RECEIVABLE	—	711	1,186	(1,897)	—
GOODWILL	—	1,552	1,160	—	2,712
INVESTMENT IN SUBSIDIARIES	19,131	3,433	—	(22,564)	—
OTHER ASSETS	2,156	767	228	(2,120)	1,031

	$25,386	$29,547	$5,481	$(26,741)	$33,673

LIABILITIES AND STOCKHOLDERS’ INVESTMENT CURRENT LIABILITIES
Current portion of long-term debt	$250	$4	$—	$—	$254
Accrued salaries and employee benefits	58	1,132	176	—	1,366
Accounts payable	51	1,389	599	(160)	1,879
Accrued expenses	457	1,387	180	—	2,024

Total current liabilities	816	3,912	955	(160)	5,523

LONG-TERM DEBT, LESS CURRENT PORTION	2,489	250	—	—	2,739
INTERCOMPANY PAYABLE	1,897		—	(1,897)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,883	57	(2,120)	1,820
Other liabilities	2,529	3,166	241	—	5,936

Total other long-term liabilities	2,529	7,049	298	(2,120)	7,756
STOCKHOLDERS’ INVESTMENT	17,655	18,336	4,228	(22,564)	17,655

	$25,386	$29,547	$5,481	$(26,741)	$33,673

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,892	$405	$717	$(97)	$4,917
Receivables, less allowances	—	3,989	1,084	(29)	5,044
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	45	681	54	—	780
Deferred income taxes	—	518	15	—	533

Total current assets	3,937	5,593	1,870	(126)	11,274

PROPERTY AND EQUIPMENT, AT COST	27	35,915	2,167	—	38,109
Less accumulated depreciation and amortization	21	18,469	1,135	—	19,625

Net property and equipment	6	17,446	1,032	—	18,484

INTERCOMPANY RECEIVABLE	—	439	1,203	(1,642)	—
GOODWILL	—	1,552	1,203	—	2,755
INVESTMENT IN SUBSIDIARIES	18,739	3,347	—	(22,086)	—
OTHER ASSETS	2,187	822	191	(2,146)	1,054

	$24,869	$29,199	$5,499	$(26,000)	$33,567

LIABILITIES AND STOCKHOLDERS’ INVESTMENT CURRENT LIABILITIES
Current portion of long-term debt	$250	$1	$—	$—	$251
Accrued salaries and employee benefits	82	1,402	204	—	1,688
Accounts payable	4	1,392	609	(126)	1,879
Accrued expenses	355	1,366	211	—	1,932

Total current liabilities	691	4,161	1,024	(126)	5,750

LONG-TERM DEBT, LESS CURRENT PORTION	2,489	250	—	—	2,739
INTERCOMPANY PAYABLE	1,642	—	—	(1,642)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,798	—	(2,146)	1,652
Other liabilities	2,649	3,133	246	—	6,028

Total other long-term liabilities	2,649	6,931	246	(2,146)	7,680
STOCKHOLDERS’ INVESTMENT	17,398	17,857	4,229	(22,086)	17,398

	$24,869	$29,199	$5,499	$(26,000)	$33,567

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,228	$1,878	$(82)	$11,024

OPERATING EXPENSES:
Salaries and employee benefits	31	3,514	532	—	4,077
Purchased transportation	—	1,242	673	(36)	1,879
Rentals and landing fees	1	558	82	(1)	640
Depreciation and amortization	—	589	50	—	639
Fuel	—	1,081	23	—	1,104
Maintenance and repairs	—	449	31	—	480
Intercompany charges, net	(61)	(6)	67	—	—
Other	29	1,133	293	(45)	1,410

	—	8,560	1,751	(82)	10,229

OPERATING INCOME	—	668	127	—	795

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	489	110	—	(599)	—
Interest, net	(34)	5	2	—	(27)
Intercompany charges, net	35	(41)	6	—	—
Other, net	(1)	(2)	1	—	(2)

INCOME BEFORE INCOME TAXES	489	740	136	(599)	766

Provision for income taxes	—	232	45	—	277

NET INCOME	$489	$508	$91	$(599)	$489

COMPREHENSIVE INCOME	$528	$507	$16	$(599)	$452

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$118	$773	$57	$(19)	$929

INVESTING ACTIVITIES
Capital expenditures	—	(464)	(108)	—	(572)
Proceeds from asset dispositions and other	—	10	—	—	10

CASH USED IN INVESTING ACTIVITIES	—	(454)	(108)	—	(562)

FINANCING ACTIVITIES
Net transfers from (to) Parent	229	(261)	32	—	—
Payment on loan between subsidiaries	—	(29)	29	—	—
Intercompany dividends	—	2	(2)	—	—
Proceeds from stock issuances	131	—	—	—	131
Excess tax benefit on the exercise of stock options	14	—	—	—	14
Dividends paid	(48)	—	—	—	(48)
Purchase of treasury stock	(278)	—	—	—	(278)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	48	(288)	59	—	(181)

Effect of exchange rate changes on cash	—	(5)	(2)	—	(7)

Net increase (decrease) in cash and cash equivalents	166	26	6	(19)	179
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$4,058	$431	$723	$(116)	$5,096

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED) Three Months Ended August 31, 2012
	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$118	$710	$96	$(21)	$903

INVESTING ACTIVITIES
Capital expenditures	(3)	(844)	(125)	—	(972)
Business acquisitions, net of cash acquired	—	—	(483)	—	(483)
Proceeds from asset dispositions and other	—	15	(3)	—	12

CASH USED IN INVESTING ACTIVITIES	(3)	(829)	(611)	—	(1,443)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(980)	963	17	—	—
Payment on loan between subsidiaries	—	(450)	450	—	—
Principal payments on debt	—	(301)	—	—	(301)
Proceeds from debt issuances	991	—	—	—	991
Proceeds from stock issuances	30	—	—	—	30
Excess tax benefit on the exercise of stock options	4	—	—	—	4
Dividends paid	(44)	—	—	—	(44)
Purchase of treasury stock	(246)	—	—	—	(246)
Other, net	(9)	(69)	69	—	(9)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(254)	143	536	—	425

Effect of exchange rate changes on cash	—	1	14	—	15

Net (decrease) increase in cash and cash equivalents	(139)	25	35	(21)	(100)
Cash and cash equivalents at beginning of period	1,906	417	636	(116)	2,843

Cash and cash equivalents at end of period	$1,767	$442	$671	$(137)	$2,743

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended not presented herein, and in our report dated July 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 19, 2013

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2013 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2014 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the three-month periods ended August 31:

	2013	2012	Percent Change
Revenues	$11,024	$10,792	2

Operating income	795	742	7

Operating margin	7.2%	6.9%	30	bp

Net income	$489	$459	7

Diluted earnings per share	$1.53	$1.45	6

The following table shows changes in revenues and operating income by reportable segment for the three-month periods ended August 31, 2013 compared to August 31, 2012 (dollars in millions):

	Revenues		Operating Income
	Dollar Change	Percent Change	Dollar Change	Percent Change
FedEx Express segment	$(27)	—	$29	14
FedEx Ground segment	268	11	23	5
FedEx Freight segment	25	2	1	1
FedEx Services segment	(14)	(4)	—	—
Other and eliminations	(20)	NM	—	—

	$232	2	$53	7

Overview

Our revenues and earnings increased in the first quarter of 2014 driven by the solid performance of each of our transportation segments, although our results include some significant headwinds from the net negative impact of fuel (described further below) and one fewer operating day. While these factors constrained earnings growth in the first quarter of 2014, our results benefited from lower pension expense as well as the deferral of annual salary increases from the first quarter of 2014 to the second quarter of 2014 for many of our employees. The results at our FedEx Express segment improved in the first quarter of 2014; however, ongoing shifts in demand from our priority international services to economy international services continue to impact this business. The benefits realized from our voluntary severance program that commenced in 2013 will ramp up as the fiscal year progresses as the majority of scheduled employee departures will occur throughout the remainder of 2014.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

`

(1)	International domestic average daily package volume includes our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

Revenue

Revenues increased 2% during the first quarter of 2014 primarily due to higher volumes and yield increases at our FedEx Ground segment. At FedEx Ground, revenues increased 11% in the first quarter of 2014 due to higher volume from market share gains and increased yields as a result of rate increases. Revenues at FedEx Freight increased 2% due to higher weight per shipment, LTL yields and average daily LTL shipments. At FedEx Express, revenues decreased slightly as revenue growth from stronger base U.S. business and prior year international domestic acquisitions was more than offset by the negative impact of lower fuel surcharges and one fewer operating day.

Operating Income

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	$4,077	$4,103	37.0%	38.0%
Purchased transportation	1,879	1,680	17.0	15.6
Rentals and landing fees	640	618	5.8	5.7
Depreciation and amortization	639	573	5.8	5.3
Fuel	1,104	1,138	10.1	10.6
Maintenance and repairs	480	542	4.3	5.0
Other	1,410	1,396	12.8	12.9

Total operating expenses	$10,229	$10,050	92.8	93.1

Operating margin			7.2%	6.9%

Operating income increased in the first quarter of 2014 primarily as a result of improved profitability at FedEx Express, higher volumes and increased yields at FedEx Ground and improved performance at FedEx Freight. Our results in the first quarter of 2014 were negatively impacted by the timing lag which exists between when fuel prices change and when indexed fuel surcharges automatically adjust and one fewer operating day. These factors were offset by lower aircraft maintenance and salaries and wages expense.

Operating expenses in the first quarter of 2014 included an increase of 12% in purchased transportation costs due to volume growth at FedEx Ground, prior year international business acquisitions and higher utilization of third-party transportation providers. Depreciation and amortization expense increased 12% in the first quarter of 2014 primarily due to accelerated depreciation on certain aircraft and aircraft recently placed in service at FedEx Express. Maintenance and repairs expense decreased 11% due to the continued modernization of our aircraft fleet, which impacted the timing of certain maintenance events. Salaries and employee benefits expense benefited from lower pension expense, the delayed timing or absence of annual merit increases for many of our employees and lower headcount due to employees departing through our voluntary buyout program.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel costs decreased 3% in the first quarter of 2014 due to lower aircraft fuel usage. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in the first quarter of 2014.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the first quarter of 2014 and 2013 in the accompanying discussions of each of our transportation segments.

Income Taxes

Our effective tax rate was 36.2% for the first quarter of 2014 and 36.8% for the first quarter of 2013. For 2014, we expect an effective tax rate between 36.5% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of August 31, 2013, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2013.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

Business Acquisitions

As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2014 results.

Outlook

We expect revenue and earnings growth to continue into the second quarter and the remainder of 2014 driven by FedEx Ground and improved results at FedEx Express and FedEx Freight. Our expected results for 2014 will continue to be constrained by moderate growth in the global economy and continued challenges from the demand shift trend from our priority international services to our economy international services.

We continued to execute on the profit improvement programs we announced in 2013 during the first quarter of 2014. These activities are focused primarily at FedEx Express and FedEx Services. As previously noted, the majority of the benefits from our profit improvement programs will not occur until 2015 and 2016. Our ability to achieve the profit improvement target and other benefits from these programs is dependent upon a number of factors, including the health of the global economy and future customer demand, particularly for our priority services. No significant business realignment costs were incurred during the first quarter of 2014, and we are continuing to evaluate additional cost reduction actions to improve results.

During the first quarter an additional 5% of the 3,600 employees accepting voluntary cash buyouts departed the company. As of August 31, 2013, approximately 45% of the total population of employees leaving the company had vacated their positions. The additional 55% will depart throughout the remainder of 2014, with approximately 25% remaining until May 31, 2014. The benefits realized from our voluntary severance program will ramp up as the fiscal year progresses as the majority of scheduled employee departures will occur throughout the remainder of 2014.

Other Outlook Matters. For details on key 2014 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

As described in Note 8 of the accompanying unaudited condensed consolidated financial statements and the “Independent Contractor Model” section of our FedEx Ground segment MD&A, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its owner-operators. The nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.

See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 2 of our condensed consolidated financial statements.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

FedEx Services Segment

FedEx Services (sales, marketing, information technology, communications and back-office functions)

FedEx TechConnect (customer service, technical support, billings and collections)

FedEx Office (document and business services and package acceptance)

FEDEX SERVICES SEGMENT

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment is discussed further in our Annual Report.

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

The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions and our allocation methodologies are refined as necessary to reflect changes in our businesses.

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

			Percent
	2013	2012	Change
Revenues:
Package:
U.S. overnight box	$1,584	$1,604	(1)
U.S. overnight envelope	419	430	(3)
U.S. deferred	729	702	4

Total U.S. domestic package revenue	2,732	2,736	—

International priority	1,576	1,661	(5)
International economy	532	487	9

Total international export package revenue	2,108	2,148	(2)

International domestic(1)	345	309	12

Total package revenue	5,185	5,193	—
Freight:
U.S.	624	610	2
International priority	388	439	(12)
International airfreight	54	74	(27)

Total freight revenue	1,066	1,123	(5)		Percent of Revenue
Other(2)	354	316	12		2013	2012

Total revenues	6,605	6,632	—		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,440	2,473	(1)		36.9	37.3
Purchased transportation	608	537	13		9.2	8.1
Rentals and landing fees	421	415	1		6.4	6.2
Depreciation and amortization	369	323	14		5.6	4.9
Fuel	956	986	(3)		14.5	14.9
Maintenance and repairs	307	372	(17)		4.6	5.6
Intercompany charges	495	537	(8)		7.5	8.1
Other	773	782	(1)		11.7	11.8

Total operating expenses	6,369	6,425	(1)		96.4%	96.9%

Operating income	$236	$207	14

Operating margin	3.6%	3.1%	50	bp

(1)	International domestic revenues include our international intra-country express operations including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2013	2012	Percent Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,112	1,092	2
U.S. overnight envelope	563	575	(2)
U.S. deferred	790	762	4

Total U.S. domestic ADV	2,465	2,429	1

International priority	406	408	—
International economy	165	143	15

Total international export ADV	571	551	4

International domestic(2)	789	681	16

Total ADV	3,825	3,661	4

Revenue per package (yield):
U.S. overnight box	$22.27	$22.59	(1)
U.S. overnight envelope	11.61	11.51	1
U.S. deferred	14.42	14.17	2
U.S. domestic composite	17.32	17.33	—
International priority	60.65	62.68	(3)
International economy	50.41	52.17	(3)
International export composite	57.70	59.94	(4)
International domestic(2)	6.84	7.00	(2)
Composite package yield	21.18	21.82	(3)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,423	7,077	5
International priority	2,862	3,184	(10)
International airfreight	850	1,104	(23)

Total average daily freight pounds	11,135	11,365	(2)

Revenue per pound (yield):
U.S.	$1.31	$1.33	(2)
International priority	2.12	2.12	—
International airfreight	0.99	1.03	(4)
Composite freight yield	1.50	1.52	(1)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics include our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

FedEx Express Segment Revenues

FedEx Express segment revenues decreased slightly in the first quarter of 2014 as revenue growth from stronger base U.S. business and prior year international domestic acquisitions was more than offset by the negative impact of lower fuel surcharges, one fewer operating day and continued shifts in demand from our priority international services to our economy international services. International export revenues were down in the first quarter of 2014 as revenue per package decreased 4% due to lower fuel surcharges, lower rates, and the demand shift to our lower-yielding economy services, while volume increased 4% driven by our economy services. Total average daily freight pounds decreased 2% in the first quarter of 2014 due to weakness in economic global conditions. International domestic revenues increased 12% during the first quarter of 2014 due to international business acquisitions during the first quarter of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.00%	10.00%
High	9.00	14.50
Weighted-average	8.50	12.12

International Fuel Surcharges:
Low	12.00	12.00
High	17.00	20.50
Weighted-average	15.36	16.13

In September 2013, we announced a 3.9% average list price increase effective January 6, 2014, for FedEx Express U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

Our results for the FedEx Express segment for the first quarter of 2014 were significantly constrained by the net negative impact of fuel and one fewer operating day. Despite the negative impact of these factors, FedEx Express operating income increased by 14% and operating margin increased by 50 basis points in the first quarter of 2014, driven by stronger base U.S. business and lower aircraft maintenance and pension expense, partially offset by higher depreciation expense.

In the first quarter of 2014, salaries and employee benefits benefited from lower pension expense, one fewer operating day and the delayed timing or absence of annual merit increases for many of our employees, partially offset by the impact of prior year international domestic acquisitions. Intercompany charges decreased 8% due to lower allocated sales and information technology costs. Purchased transportation costs increased 13% due to prior year international business acquisitions, higher utilization of third-party transportation providers and costs associated with the expansion of our freight-forwarding business at FedEx Trade Networks. Depreciation and amortization expense increased 14% during the first quarter of 2014 as a result of accelerated depreciation due to the shortened life of certain aircraft and aircraft recently placed into service.

FedEx Express aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, FedEx Express has retired older, less efficient aircraft prior to required periodic maintenance events and has introduced newly manufactured aircraft into the fleet. FedEx Express aircraft maintenance and repairs costs decreased 17% in the first quarter of 2014, due to the benefits from the fourth quarter of 2013 retirement of 10 aircraft and related engines as we eliminated maintenance events for certain of these engines, along with the timing of other major maintenance events.

Fuel costs decreased 3% during the first quarter of 2014 due to lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in the first quarter of 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain service delivery to businesses in the United States and Canada and to nearly 100% of U.S. residences. FedEx SmartPost consolidates high-volume, low-weight, less time-sensitive business-to-consumer packages and utilizes the United States Postal Service (“USPS”) for final delivery. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2013	2012	Change
Revenues:
FedEx Ground	$2,506	$2,273	10		Percent of Revenue
FedEx SmartPost	224	189	19		2013	2012

Total revenues	2,730	2,462	11		100.0%	100.0%

Operating expenses:
Salaries and employee benefits	414	377	10		15.2	15.3
Purchased transportation	1,064	946	12		39.0	38.4
Rentals	92	74	24		3.4	3.0
Depreciation and amortization	111	103	8		4.1	4.2
Fuel	3	3	—		0.1	0.1
Maintenance and repairs	53	46	15		1.9	1.9
Intercompany charges	285	262	9		10.4	10.6
Other	240	206	17		8.8	8.4

Total operating expenses	2,262	2,017	12		82.9%	81.9%

Operating income	$468	$445	5

Operating margin	17.1%	18.1%	(100	)bp

Average daily package volume
FedEx Ground	4,313	3,898	11
FedEx SmartPost	2,092	1,664	26

Revenue per package (yield)
FedEx Ground	$9.05	$8.94	1
FedEx SmartPost	$1.67	$1.75	(5)

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 11% during the first quarter of 2014 due to volume and yield growth at FedEx Ground and volume growth at FedEx SmartPost.

Average daily volume at FedEx Ground increased 11% during the first quarter of 2014 due to market share gains resulting from continued growth in our FedEx Home Delivery service and commercial business. FedEx Ground yield increased 1% during the first quarter of 2014 primarily due to rate increases and higher residential surcharges partially offset by lower fuel surcharge revenue.

FedEx SmartPost volumes grew 26% during the first quarter of 2014 as a result of the growth in e-commerce. Yields at FedEx SmartPost decreased 5% during the first quarter of 2014 primarily due to higher postage costs and lower fuel surcharges, partially offset by rate increases. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three-month periods ended August 31:

	2013	2012
Low	6.50%	7.00%
High	7.00	8.50
Weighted-average	6.66	7.80

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 5% during the first quarter of 2014 driven by higher volumes and revenue per package. The increase to operating income was partially offset by the significant negative impact of fuel and higher network expansion costs, as we continue to invest heavily in the growing FedEx Ground and FedEx SmartPost businesses. The FedEx Ground segment results were also negatively impacted by one fewer operating day. The decline in operating margin is attributable to the net negative impact of fuel.

Purchased transportation costs increased 12% during the first quarter of 2014 primarily as a result of volume growth. Salaries and employee benefits expense increased 10% during the first quarter of 2014 primarily due to additional staffing to support volume growth. Intercompany charges increased 9% in the first quarter of 2014 primarily due to higher allocated marketing, sales and information technology costs.

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

For additional information on the FedEx Ground Independent Service Provider model, see Part 1, Item 1 of our Annual Report under the caption “Independent Contractor Model.”

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2013	2012	Change		2013	2012
Revenues	$1,424	$1,399	2		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	598	599	—		42.0	42.8
Purchased transportation	234	226	4		16.4	16.2
Rentals	32	29	10		2.3	2.1
Depreciation and amortization	57	53	8		4.0	3.8
Fuel	145	148	(2)		10.2	10.6
Maintenance and repairs	46	48	(4)		3.2	3.4
Intercompany charges	121	111	9		8.5	7.9
Other	100	95	5		7.0	6.8

Total operating expenses	1,333	1,309	2		93.6%	93.6%

Operating income	$91	$90	1

Operating margin	6.4%	6.4%	—	bp

Average daily LTL shipments (in thousands)
Priority	61.1	61.4	—
Economy	27.6	26.6	4

Total average daily LTL shipments	88.7	88.0	1

Weight per LTL shipment (lbs)
Priority	1,244	1,215	2
Economy	993	999	(1)
Composite weight per LTL shipment	1,166	1,150	1

LTL yield (revenue per hundredweight)
Priority	$17.88	$17.73	1
Economy	25.84	25.33	2
Composite LTL yield	$19.99	$19.72	1

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 2% during the first quarter of 2014 due to higher weight per shipment, LTL yields and average daily LTL shipments, partially offset by one fewer operating day. LTL yield increased 1% during the first quarter of 2014 due to improvements in FedEx Freight Priority and FedEx Freight Economy yields resulting from higher rates. Weight per shipment increased 1% driven by FedEx Freight Priority service offerings, while average daily LTL shipments increased 1% primarily due to FedEx Freight Economy.

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

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2013	2012
Low	22.70%	21.80%
High	23.20	24.00
Weighted-average	23.00	22.60

In July 2013, FedEx Freight implemented a rate increase of 4.5% for LTL shipments. In July 2012, FedEx Freight implemented a rate increase of 6.9% for LTL shipments.

FedEx Freight Segment Operating Income

Despite the headwind from one fewer operating day, operating income increased slightly while operating margin remained flat at FedEx Freight in the first quarter of 2014, as higher weight per shipment, LTL yields and average daily LTL shipments were partially offset by higher intercompany charges.

In the first quarter of 2014, intercompany charges increased 9% primarily due to higher allocated sales costs. Purchased transportation expense increased 4% due to higher rates and the increased utilization of rail, partially offset by a lower cost per mile due to our ability to optimize mode of transportation. Depreciation and amortization expense increased 8% due to continued investment in transportation equipment and technology.

Fuel costs decreased 2% during the first quarter of 2014 due to increased utilization of rail and fuel efficiency improvements. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had minimal impact on operating income in the first quarter of 2014.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $5.1 billion at August 31, 2013, compared to $4.9 billion at May 31, 2013. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2013	2012
Operating activities:
Net income	$489	$459
Noncash charges and credits	810	782
Changes in assets and liabilities	(370)	(338)

Cash provided by operating activities	929	903

Investing activities:
Capital expenditures	(572)	(972)
Business acquisitions, net of cash acquired	—	(483)
Proceeds from asset dispositions and other	10	12

Cash used in investing activities	(562)	(1,443)

Financing activities:
Principal payments on debt	—	(301)
Proceeds from debt issuance	—	991
Proceeds from stock issuances	131	30
Excess tax benefit on the exercise of stock options	14	4
Dividends paid	(48)	(44)
Purchase of treasury stock	(278)	(246)
Other	—	(9)

Cash (used in) provided by financing activities	(181)	425

Effect of exchange rate changes on cash	(7)	15

Net increase (decrease) in cash and cash equivalents	$179	$(100)

Cash flows from operating activities increased $26 million in the first quarter of 2014 primarily due to lower variable compensation payouts and higher net income, partially offset by an income tax refund received in the prior year. We made contributions of $165 million to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first quarter of 2014 and $140 million in contributions to our U.S. Pension Plans during the first quarter of 2013. Capital expenditures during the first three months of 2014 were lower primarily due to decreased spending for aircraft and vehicle replacement at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2014 and 2013.

During the first quarter of 2014, we repurchased 2.8 million shares of FedEx common stock at an average price of $98 per share for a total of $278 million. As of August 31, 2013, 7.4 million shares remained under existing share repurchase authorizations.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

	2013	2012	Dollar Change	Percent Change
Aircraft and related equipment	$197	$474	$(277)	(58)
Facilities and sort equipment	125	113	12	11
Vehicles	149	264	(115)	(44)
Information and technology investments	71	91	(20)	(22)
Other equipment	30	30	—	—

Total capital expenditures	$572	$972	$(400)	(41)

FedEx Express segment	305	749	(444)	(59)
FedEx Ground segment	161	86	75	87
FedEx Freight segment	40	44	(4)	(9)
FedEx Services segment	66	90	(24)	(27)
Other	—	3	(3)	NM

Total capital expenditures	$572	$972	$(400)	(41)

Capital expenditures during the first quarter of 2014 were lower than the prior-year period primarily due to decreased spending for aircraft and vehicle replacement at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2014 included the delivery of two Boeing 757 (“B757”) aircraft.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at August 31, 2013 includes $437 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2014, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.0 billion in 2014 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We invested $197 million in aircraft and aircraft-related equipment in the first quarter of 2014 and expect to invest an additional $1.2 billion for aircraft and aircraft-related equipment during the remainder of 2014. We have several aircraft modernization programs underway which are supported by the purchase of Boeing 777 Freighter, Boeing 767-300 Freighter and B757 aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

During the first quarter of 2014, we entered into supplemental agreements to purchase the 16 B757 option aircraft pursuant to an agreement originally entered into in March 2013. Delivery of the aircraft will occur through 2015.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 51% at August 31, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2013, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

In September 2013, we made $165 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2014, we have $330 million in required contributions to our U.S. Pension Plans.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2013. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2013. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Operating activities:
Operating leases	$1,545	$1,886	$1,686	$1,731	$1,267	$6,800	$14,915
Non-capital purchase obligations and other	227	180	123	100	44	109	783
Interest on long-term debt	92	138	138	138	138	2,583	3,227
Quarterly contributions to our U.S. Pension Plans	495	—	—	—	—	—	495

Investing activities:
Aircraft and aircraft-related capital commitments	828	1,121	1,083	891	1,475	5,211	10,609
Other capital purchase obligations	149	2	1	—	—	—	152

Financing activities:
Debt	250	—	—	—	—	2,740	2,990

Total	$3,586	$3,327	$3,031	$2,860	$2,924	$17,443	$33,171

(1)	Cash obligations for the remainder of 2014.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2013.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($40 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $416 million in deposits and progress payments as of August 31, 2013 on aircraft purchases and other planned aircraft-related transactions.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2014, we have scheduled principal debt payments of $250 million.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2013, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;

•	our ability to execute on our business realignment program;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

•	adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

•	any impact on our business from disruptions or modifications in service by the USPS, which is a significant customer and vendor of FedEx, as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	the increasing costs of compliance with federal and state governmental agency mandates, including those related to healthcare benefits, and defending against inappropriate or unjustified enforcement of other actions by such agencies;

•	changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract became amendable in March 2013, and the parties are currently in negotiations);

•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and

•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2013, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2014, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2013; however, this strengthening did not have a material effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 1-30, 2013	998,561	$96.12	998,561	9,189,439
July 1-31, 2013	1,733,325	99.23	1,733,325	7,456,114
Aug. 1-31, 2013	93,217	104.97	93,217	7,362,897

Total	2,825,103	98.32	2,825,103

The repurchases were made under two share repurchase programs that were approved by our Board of Directors. The repurchase program announced in July 2003 authorized us to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 5 million shares of our common stock. There are now no shares remaining authorized for purchase under this program. The repurchase program announced in March 2013 authorized us to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 10 million shares of our common stock. A total of 7,362,897 shares remain authorized for purchase under the 2013 share repurchase program, which is the only such program that currently exists. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 24, 2013, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: September 19, 2013	/s/ JOHN L. MERINO
JOHN L. MERINO CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 24, 2013, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1