Form 10-Q
period 2013-11-30
FEDEX CORP
filed 2013-12-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 18, 2013
Common Stock, par value $0.10 per share	312,228,182

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2013 and May 31, 2013	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2013 and 2012	5

Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2013 and 2012	6

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2013 and 2012	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	26

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	27

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	53

ITEM 4. Controls and Procedures	53

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	54

ITEM 1A. Risk Factors	54

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

ITEM 5. Other Information	54

ITEM 6. Exhibits	55

Signature	56

Exhibit Index	E-1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 99.1

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2013	May 31,
	(Unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,935	$4,917
Receivables, less allowances of $162 and $176	5,377	5,044
Spare parts, supplies and fuel, less allowances of $202 and $205	458	457
Deferred income taxes	655	533
Prepaid expenses and other	441	323

Total current assets	10,866	11,274

PROPERTY AND EQUIPMENT, AT COST	39,301	38,109
Less accumulated depreciation and amortization	20,181	19,625

Net property and equipment	19,120	18,484

OTHER LONG-TERM ASSETS
Goodwill	2,737	2,755
Other assets	819	1,054

Total other long-term assets	3,556	3,809

	$33,542	$33,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2013	May 31,
	(Unaudited)	2013
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$251	$251
Accrued salaries and employee benefits	1,403	1,688
Accounts payable	1,868	1,879
Accrued expenses	1,884	1,932

Total current liabilities	5,406	5,750

LONG-TERM DEBT, LESS CURRENT PORTION	2,739	2,739

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,945	1,652
Pension, postretirement healthcare and other benefit obligations	3,704	3,916
Self-insurance accruals	1,009	987
Deferred lease obligations	882	778
Deferred gains, principally related to aircraft transactions	215	227
Other liabilities	109	120

Total other long-term liabilities	7,864	7,680

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2013 and May 31, 2013	32	32
Additional paid-in capital	2,666	2,668
Retained earnings	19,366	18,519
Accumulated other comprehensive loss	(3,769)	(3,820)
Treasury stock, at cost	(762)	(1)

Total common stockholders’ investment	17,533	17,398

	$33,542	$33,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012

REVENUES	$11,403	$11,107	$22,427	$21,899

OPERATING EXPENSES:
Salaries and employee benefits	4,148	4,133	8,225	8,236
Purchased transportation	2,040	1,860	3,919	3,540
Rentals and landing fees	648	630	1,288	1,248
Depreciation and amortization	647	592	1,286	1,165
Fuel	1,136	1,235	2,240	2,373
Maintenance and repairs	479	511	959	1,053
Other	1,478	1,428	2,888	2,824

	10,576	10,389	20,805	20,439

OPERATING INCOME	827	718	1,622	1,460

OTHER INCOME (EXPENSE):
Interest, net	(30)	(18)	(57)	(28)
Other, net	(5)	(8)	(7)	(13)

	(35)	(26)	(64)	(41)

INCOME BEFORE INCOME TAXES	792	692	1,558	1,419

PROVISION FOR INCOME TAXES	292	254	569	522

NET INCOME	$500	$438	$989	$897

EARNINGS PER COMMON SHARE:
Basic	$1.58	$1.39	$3.13	$2.85

Diluted	$1.57	$1.39	$3.10	$2.84

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14	$0.45	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012

NET INCOME	$500	$438	$989	$897

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $6, $2, $4 and $6	45	14	(34)	57
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $25, $38, $50 and $75	43	63	85	126

	88	77	51	183

COMPREHENSIVE INCOME	$588	$515	$1,040	$1,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2013	2012
Operating Activities:
Net income	$989	$897
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,286	1,165
Provision for uncollectible accounts	65	93
Stock-based compensation	71	64
Deferred income taxes and other noncash items	201	267
Changes in assets and liabilities:
Receivables	(385)	(503)
Other assets	(126)	94
Accounts payable and other liabilities	(476)	(345)
Other, net	(16)	(14)

Cash provided by operating activities	1,609	1,718

Investing Activities:
Capital expenditures	(1,690)	(1,888)
Business acquisitions, net of cash acquired	—	(483)
Proceeds from asset dispositions and other	19	20

Cash used in investing activities	(1,671)	(2,351)

Financing Activities:
Principal payments on debt	(3)	(417)
Proceeds from debt issuance	—	991
Proceeds from stock issuances	380	53
Excess tax benefit on the exercise of stock options	20	6
Dividends paid	(95)	(88)
Purchase of treasury stock	(1,219)	(246)
Other, net	—	(9)

Cash (used in) provided by financing activities	(917)	290

Effect of exchange rate changes on cash	(3)	17

Net decrease in cash and cash equivalents	(982)	(326)
Cash and cash equivalents at beginning of period	4,917	2,843

Cash and cash equivalents at end of period	$3,935	$2,517

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2013, the results of our operations for the three- and six-month periods ended November 30, 2013 and 2012 and cash flows for the six-month periods ended November 30, 2013 and 2012. Operating results for the three- and six-month periods ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

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

Our stock-based compensation expense was $26 million for the three-month period ended November 30, 2013 and $71 million for the six-month period ended November 30, 2013. Our stock-based compensation expense was $25 million for the three-month period ended November 30, 2012 and $64 million for the six-month period ended November 30, 2012. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

While no other new accounting guidance was adopted or issued during the first half of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development which, if and when enacted, may have a significant impact on our financial reporting as described in our Annual Report.

STOCK REPURCHASE PROGRAM AND DIVIDENDS. In October 2013, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. These shares augmented the 7.4 million shares remaining on our previously authorized share repurchase program. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit was set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

During the first half of 2014, we repurchased 10 million shares of FedEx common stock at an average price of $122 per share for a total of $1.2 billion. As of November 30, 2013, 32.2 million shares remained under existing share repurchase authorizations.

On November 15, 2013, our Board of Directors declared a dividend of $0.15 per share of common stock. The dividend will be paid on January 2, 2014 to stockholders of record as of the close of business on December 12, 2013. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of period	$23	$104	$102	$61
Translation adjustments	45	14	(34)	57

Balance at end of period	68	118	68	118

Retirement plans adjustments:
Balance at beginning of period	(3,880)	(4,951)	(3,922)	(5,014)
Reclassifications from AOCI	43	63	85	126

Balance at end of period	(3,837)	(4,888)	(3,837)	(4,888)

Accumulated other comprehensive loss at end of period	$(3,769)	$(4,770)	$(3,769)	$(4,770)

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Retirement plans:
Amortization of actuarial losses and other	$(97)	$(129)	$(192)	$(258)	Salaries and employee benefits
Amortization of prior service credits	29	28	57	57	Salaries and employee benefits

Total before tax	(68)	(101)	(135)	(201)
Income tax benefit	25	38	50	75	Provision for income taxes

AOCI reclassifications, net of tax	$(43)	$(63)	$(85)	$(126)	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 51% at November 30, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2013, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value and estimated fair value of $3.0 billion at November 30, 2013 and a carrying value of $3.0 billion compared with an estimated fair value of $3.2 billion at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Basic earnings per common share:
Net earnings allocable to common shares(1)	$499	$437	$988	$895
Weighted-average common shares	315	314	316	314

Basic earnings per common share	$1.58	$1.39	$3.13	$2.85

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$499	$437	$988	$895

Weighted-average common shares	315	314	316	314
Dilutive effect of share-based awards	4	1	3	2

Weighted-average diluted shares	319	315	319	316
Diluted earnings per common share	$1.57	$1.39	$3.10	$2.84

Anti-dilutive options excluded from diluted earnings per common share	2.5	14.3	6.2	14.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
U.S. domestic and international pension plans	$121	$171	$242	$340
U.S. domestic and international defined contribution plans	88	87	177	175
U.S. domestic and international postretirement healthcare plans	19	20	39	39

	$228	$278	$458	$554

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Pension Plans
Service cost	$164	$173	$328	$346
Interest cost	263	242	526	484
Expected return on plan assets	(374)	(345)	(747)	(691)
Recognized actuarial losses and other	68	101	135	201

	$121	$171	$242	$340

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Postretirement Healthcare Plans
Service cost	$9	$11	$19	$21
Interest cost	10	9	20	18

	$19	$20	$39	$39

Required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the six-month periods ended November 30, were $315 million in 2013 and $280 million in 2012. In December 2013, we made an additional contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Revenues
FedEx Express segment	$6,844	$6,858	$13,449	$13,490
FedEx Ground segment	2,849	2,593	5,579	5,055
FedEx Freight segment	1,434	1,377	2,858	2,776
FedEx Services segment	391	405	766	794
Other and eliminations	(115)	(126)	(225)	(216)

	$11,403	$11,107	$22,427	$21,899

Operating Income
FedEx Express segment	$326	$230	$562	$437
FedEx Ground segment	424	412	892	857
FedEx Freight segment	77	76	168	166

	$827	$718	$1,622	$1,460

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(7) Commitments

As of November 30, 2013, our purchase commitments under various contracts for the remainder of 2014 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2014 (remainder)	$395	$539	$934
2015	1,142	222	1,364
2016	1,127	145	1,272
2017	903	101	1,004
2018	1,447	45	1,492
Thereafter	5,294	113	5,407

Total	$10,308	$1,165	$11,473

(1)	Primarily vehicles, facilities, advertising contracts, and for the remainder of 2014, a total of $330 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2013, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $237 million in deposits and progress payments as of November 30, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2013, with the year of expected delivery:

	B757	B767F	B777F	Total
2014 (remainder)	11	1	—	12
2015	11	12	—	23
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	22	47	18	87

On December 10, 2013, FedEx Express entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. FedEx Express is also deferring 11 existing options to purchase B777F aircraft by two years. This aircraft transaction is not included in the table above, as it occurred subsequent to the end of the second quarter of 2014.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2013 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2014 (remainder)	$395	$764	$1,159
2015	448	1,496	1,944
2016	453	1,294	1,747
2017	391	1,395	1,786
2018	326	995	1,321
Thereafter	824	6,238	7,062

Total	$2,837	$12,182	$15,019

Future minimum lease payments under capital leases were immaterial at November 30, 2013. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court has now ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of 20 states. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case in January 2012 and, in July 2012, issued an opinion that did not make a determination with respect to the correctness of the district court’s decision and, instead, certified two questions to the Kansas Supreme Court related to the classification of the plaintiffs as independent contractors under the Kansas Wage Payment Act. The Kansas Supreme Court heard oral argument on November 5, 2013. The other 19 cases that are before the Seventh Circuit remain stayed pending a decision of the Kansas Supreme Court.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of those cases are now on appeal with the Court of Appeals for the Ninth Circuit, and one is on appeal with the Court of Appeals for the Eleventh Circuit. The other four remain pending in their respective district courts, but two of these four matters have been settled for immaterial amounts. The court granted final approval of one of the two settlements during the second quarter of 2014, while the other settlement remains subject to court approval.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation, two of which have been certified as class actions. These certified class actions were settled for immaterial amounts in the first quarter of 2014. The court granted final approval of one of the two settlements during the second quarter of 2014, while the other settlement remains subject to court approval. The other cases are in varying stages of litigation, and we do not expect to incur a material loss in any of these matters.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2013	2012
Cash payments for:
Interest (net of capitalized interest)	$64	$36

Income taxes	$626	$543
Income tax refunds received	(36)	(191)

Cash tax payments, net	$590	$352

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,808	$492	$775	$(140)	$3,935
Receivables, less allowances	3	4,270	1,141	(37)	5,377
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	127	715	57	—	899
Deferred income taxes	—	638	17	—	655

Total current assets	2,938	6,115	1,990	(177)	10,866

PROPERTY AND EQUIPMENT, AT COST	27	37,025	2,249	—	39,301
Less accumulated depreciation and amortization	21	19,003	1,157	—	20,181

Net property and equipment	6	18,022	1,092	—	19,120

INTERCOMPANY RECEIVABLE	—	364	1,288	(1,652)	—
GOODWILL	—	1,552	1,185	—	2,737
INVESTMENT IN SUBSIDIARIES	19,679	3,562	—	(23,241)	—
OTHER ASSETS	2,130	551	235	(2,097)	819

	$24,753	$30,166	$5,790	$(27,167)	$33,542

LIABILITIES AND STOCKHOLDERS’ INVESTMENT CURRENT LIABILITIES
Current portion of long-term debt	$250	$1	$—	$—	$251
Accrued salaries and employee benefits	61	1,125	217	—	1,403
Accounts payable	46	1,344	655	(177)	1,868
Accrued expenses	312	1,365	207	—	1,884

Total current liabilities	669	3,835	1,079	(177)	5,406

LONG-TERM DEBT, LESS CURRENT PORTION	2,490	249	—	—	2,739
INTERCOMPANY PAYABLE	1,652	—	—	(1,652)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,963	79	(2,097)	1,945
Other liabilities	2,409	3,263	247	—	5,919

Total other long-term liabilities	2,409	7,226	326	(2,097)	7,864
STOCKHOLDERS’ INVESTMENT	17,533	18,856	4,385	(23,241)	17,533

	$24,753	$30,166	$5,790	$(27,167)	$33,542

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,447	$2,042	$(86)	$11,403

OPERATING EXPENSES:
Salaries and employee benefits	24	3,568	556	—	4,148
Purchased transportation	—	1,340	739	(39)	2,040
Rentals and landing fees	2	563	85	(2)	648
Depreciation and amortization	1	595	51	—	647
Fuel	—	1,111	25	—	1,136
Maintenance and repairs	—	447	32	—	479
Intercompany charges, net	(50)	(24)	74	—	—
Other	23	1,192	308	(45)	1,478

	—	8,792	1,870	(86)	10,576

OPERATING INCOME	—	655	172	—	827

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	500	133	—	(633)	—
Interest, net	(35)	5	—	—	(30)
Intercompany charges, net	36	(41)	5	—	—
Other, net	(1)	(3)	(1)	—	(5)

INCOME BEFORE INCOME TAXES	500	749	176	(633)	792

Provision for income taxes	—	251	41	—	292

NET INCOME	$500	$498	$135	$(633)	$500

COMPREHENSIVE INCOME	$540	$506	$175	$(633)	$588

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2012

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,225	$1,965	$(83)	$11,107

OPERATING EXPENSES:
Salaries and employee benefits	31	3,569	533	—	4,133
Purchased transportation	—	1,222	673	(35)	1,860
Rentals and landing fees	1	549	81	(1)	630
Depreciation and amortization	1	545	46	—	592
Fuel	—	1,210	25	—	1,235
Maintenance and repairs	1	481	29	—	511
Intercompany charges, net	(59)	(88)	147	—	—
Other	25	1,143	307	(47)	1,428

	—	8,631	1,841	(83)	10,389

OPERATING INCOME	—	594	124	—	718

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	438	70	—	(508)	—
Interest, net	(27)	8	1	—	(18)
Intercompany charges, net	29	(33)	4	—	—
Other, net	(2)	(3)	(3)	—	(8)

INCOME BEFORE INCOME TAXES	438	636	126	(508)	692

Provision for income taxes	—	190	64	—	254

NET INCOME	$438	$446	$62	$(508)	$438

COMPREHENSIVE INCOME	$497	$455	$71	$(508)	$515

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$18,675	$3,920	$(168)	$22,427

OPERATING EXPENSES:
Salaries and employee benefits	55	7,082	1,088	—	8,225
Purchased transportation	—	2,582	1,412	(75)	3,919
Rentals and landing fees	3	1,121	167	(3)	1,288
Depreciation and amortization	1	1,184	101	—	1,286
Fuel	—	2,192	48	—	2,240
Maintenance and repairs	—	896	63	—	959
Intercompany charges, net	(111)	(30)	141	—	—
Other	52	2,325	601	(90)	2,888

	—	17,352	3,621	(168)	20,805

OPERATING INCOME	—	1,323	299	—	1,622

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	989	243	—	(1,232)	—
Interest, net	(69)	10	2	—	(57)
Intercompany charges, net	71	(82)	11	—	—
Other, net	(2)	(5)	—	—	(7)

INCOME BEFORE INCOME TAXES	989	1,489	312	(1,232)	1,558

Provision for income taxes	—	483	86	—	569

NET INCOME	$989	$1,006	$226	$(1,232)	$989

COMPREHENSIVE INCOME	$1,068	$1,013	$191	$(1,232)	$1,040

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2012

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$18,319	$3,743	$(163)	$21,899

OPERATING EXPENSES:
Salaries and employee benefits	61	7,158	1,017	—	8,236
Purchased transportation	—	2,352	1,256	(68)	3,540
Rentals and landing fees	2	1,093	156	(3)	1,248
Depreciation and amortization	1	1,075	89	—	1,165
Fuel	—	2,326	47	—	2,373
Maintenance and repairs	1	996	56	—	1,053
Intercompany charges, net	(119)	(200)	319	—	—
Other	54	2,276	586	(92)	2,824

	—	17,076	3,526	(163)	20,439

OPERATING INCOME	—	1,243	217	—	1,460

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	897	99	—	(996)	—
Interest, net	(50)	19	3	—	(28)
Intercompany charges, net	53	(62)	9	—	—
Other, net	(3)	(5)	(5)	—	(13)

INCOME BEFORE INCOME TAXES	897	1,294	224	(996)	1,419

Provision for income taxes	—	426	96	—	522

NET INCOME	$897	$868	$128	$(996)	$897

COMPREHENSIVE INCOME	$1,015	$883	$178	$(996)	$1,080

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(139)	$1,545	$246	$(43)	$1,609

INVESTING ACTIVITIES
Capital expenditures	—	(1,521)	(169)	—	(1,690)
Proceeds from asset dispositions and other	—	19	—	—	19

CASH USED IN INVESTING ACTIVITIES	—	(1,502)	(169)	—	(1,671)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(31)	64	(33)	—	—
Payment on loan between subsidiaries	—	(33)	33	—	—
Intercompany dividends	—	22	(22)	—	—
Principal payments on debt	—	(3)	—	—	(3)
Proceeds from stock issuances	380	—	—	—	380
Excess tax benefit on the exercise of stock options	20	—	—	—	20
Dividends paid	(95)	—	—	—	(95)
Purchase of treasury stock	(1,219)	—	—	—	(1,219)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(945)	50	(22)	—	(917)

Effect of exchange rate changes on cash	—	(6)	3	—	(3)

Net (decrease) increase in cash and cash equivalents	(1,084)	87	58	(43)	(982)
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$2,808	$492	$775	$(140)	$3,935

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

December 19, 2013

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

Our FedEx Services segment provides sales, marketing, information technology, communications and back-office support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”) and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”). See “Reportable Segments” for further discussion. Additional information on our businesses can also be found in our Annual Report.

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, uniforms, professional fees and advertising.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2014 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2013	2012			2013	2012
Revenues	$11,403	$11,107	3		$22,427	$21,899	2

Operating income	827	718	15		1,622	1,460	11

Operating margin	7.3%	6.5%	80	bp	7.2%	6.7%	50	bp

Net income	$500	$438	14		$989	$897	10

Diluted earnings per share	$1.57	$1.39	13		$3.10	$2.84	9

The following table shows changes in revenues and operating income by reportable segment for the periods ended November 30, 2013 compared to November 30, 2012 (dollars in millions):

	Change in Revenues		Percent Change in Revenue		Change in Operating Income		Percent Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$(14)	$(41)	—	—	$96	$125	42	29
FedEx Ground segment	256	524	10	10	12	35	3	4
FedEx Freight segment	57	82	4	3	1	2	1	1
FedEx Services segment	(14)	(28)	(3)	(4)	—	—	—	—
Other and eliminations	11	(9)	NM	NM	—	—	—	—

	$296	$528	3	2	$109	$162	15	11

Overview

Our revenues and earnings increased in the second quarter of 2014 driven by improved profitability at FedEx Express and continued solid performance of our FedEx Ground segment. In the second quarter of 2014, earnings improved at FedEx Express, despite a slight decrease in revenues, due to our profit improvement initiatives, including the benefits from our fleet modernization programs, which have resulted in lower aircraft maintenance expenses. Included in our 2013 results was an $0.11 per diluted share negative impact of Superstorm Sandy. Our results for the second quarter and first half of 2014 also reflect lower pension expense and a modest benefit from the voluntary employee severance program we announced in 2013. Our results for the first half of 2014 include significant headwinds from the net negative impact of fuel (described further below) and one fewer operating day.

In the second quarter of 2014, we announced the authorization of a new share repurchase program of up to 32 million shares of common stock, which augmented the 7.4 million shares remaining on our previously authorized repurchase program. During the second quarter, the company repurchased 7.2 million shares of FedEx common stock, increasing the fiscal 2014 year-to-date purchase total to 10 million shares. The second quarter share repurchases had no effect on the quarter’s earnings per share.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

Revenue

Revenues increased 3% in the second quarter and 2% in the first half of 2014, primarily due to higher volumes and yield increases at FedEx Ground and higher volumes at FedEx Freight. At our FedEx Ground segment, revenues increased 10% in the second quarter and in the first half of 2014 due to higher volume from market share gains and increased yields as a result of rate increases. Revenues at FedEx Freight increased 4% during the second quarter and 3% during the first half of 2014 primarily due to higher weight per shipment and average daily LTL shipments. At FedEx Express, revenues decreased slightly in the second quarter and the first half of 2014 as revenue growth from stronger base U.S. and international package business and our freight-forwarding business at FedEx Trade Networks was more than offset by lower freight revenue and the negative impact of lower fuel surcharges. Revenues at all of our transportation segments in the first half of 2014 were negatively impacted by one fewer operating day.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	$4,148	$4,133	$8,225	$8,236
Purchased transportation	2,040	1,860	3,919	3,540
Rentals and landing fees	648	630	1,288	1,248
Depreciation and amortization	647	592	1,286	1,165
Fuel	1,136	1,235	2,240	2,373
Maintenance and repairs	479	511	959	1,053
Other	1,478	1,428	2,888	2,824

Total operating expenses	$10,576	$10,389	$20,805	$20,439

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	36.4%	37.2%	36.7%	37.6%
Purchased transportation	17.9	16.7	17.5	16.2
Rentals and landing fees	5.7	5.7	5.7	5.7
Depreciation and amortization	5.7	5.3	5.7	5.3
Fuel	9.9	11.1	10.0	10.8
Maintenance and repairs	4.2	4.6	4.3	4.8
Other	12.9	12.9	12.9	12.9

Total operating expenses	92.7	93.5	92.8	93.3

Operating margin	7.3%	6.5%	7.2%	6.7%

Operating income increased in the second quarter and the first half of 2014 primarily as a result of improved profitability at FedEx Express, higher volumes and increased yields at FedEx Ground and improved performance at FedEx Freight. Our results in the second quarter of 2014 compared to 2013 benefited from the negative impact of Superstorm Sandy in the prior year. In addition, our results in the first half of 2014 include a significant negative impact of the timing lag which exists between when fuel prices change and when indexed fuel surcharges automatically adjust and one fewer operating day.

Purchased transportation costs increased 10% in the second quarter and 11% in the first half of 2014 due to volume growth at FedEx Ground, costs associated with the expansion of our freight-forwarding business at FedEx Trade Networks and higher utilization of third-party transportation providers at FedEx Express and FedEx Freight. Depreciation and amortization expense increased 9% in the second quarter and 10% in the first half of 2014 primarily due to accelerated depreciation on certain aircraft, and aircraft recently placed in service at FedEx Express. Salaries and employee benefits expense in the second quarter and in the first half of 2014 benefited from lower pension expense, lower headcount due to employees departing through our voluntary buyout program and the delayed timing or absence of merit increases for many of our employees. Maintenance and repairs expense decreased 6% in the second quarter and 9% in the first half of 2014 due to the continued modernization of our aircraft fleet, which impacted the timing of certain maintenance events.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel costs decreased 8% in the second quarter and 6% in the first half of 2014 due to lower average price per gallon of jet fuel. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel did not impact operating income in the second quarter but had a significant negative impact on operating income in the first half of 2014.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the second quarter and the first half of 2014 and 2013 in the accompanying discussions of each of our transportation segments.

Income Taxes

Our effective tax rate was 36.9% for the second quarter and 36.5% for the first half of 2014, compared with 36.8% for the second quarter and first half of 2013. For 2014, we expect an effective tax rate between 36.5% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2013, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2013.

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

Outlook

We expect revenue and earnings growth to continue into the third quarter and the remainder of 2014 driven by ongoing improvements in the results of all of our transportation segments. Our expected results for 2014 will continue to be constrained by moderate growth in the global economy and continued challenges from the demand shift trend from our priority international services to our economy international services at FedEx Express.

The second quarter share repurchases had no effect on the quarter’s earnings per share, but are expected to improve full year earnings by $0.04 per diluted share.

During the second quarter an additional 30% of the 3,600 employees accepting voluntary cash buyouts departed the company. As of November 30, 2013, approximately 75% of the total population of employees leaving the company had vacated their positions. The remaining 25% will depart by May 31, 2014. While the voluntary severance program provided a modest benefit to our second quarter results, the majority of the benefits realized from our voluntary severance program will ramp up as the fiscal year progresses and the remaining scheduled employee departures occur.

During the first half of 2014, we continued to execute on the profit improvement programs we announced in 2013. These activities are focused primarily at FedEx Express and FedEx Services. As previously noted, the majority of the benefits from our profit improvement programs will not occur until 2015 and 2016. Our ability to achieve the profit improvement target and other benefits from these programs is dependent upon a number of factors, including the health of the global economy and future customer demand, particularly for our priority services.

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

While no other new accounting guidance was adopted or issued during the first half of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2013	2012			2013	2012
Revenues:
Package:
U.S. overnight box	$1,625	$1,609	1		$3,209	$3,213	—
U.S. overnight envelope	398	409	(3)		817	839	(3)
U.S. deferred	771	732	5		1,500	1,434	5

Total U.S. domestic package revenue	2,794	2,750	2		5,526	5,486	1

International priority	1,642	1,678	(2)		3,218	3,339	(4)
International economy	567	514	10		1,099	1,001	10

Total international export package revenue	2,209	2,192	1		4,317	4,340	(1)

International domestic(1)	385	384	—		730	693	5

Total package revenue	5,388	5,326	1		10,573	10,519	1
Freight:
U.S.	585	645	(9)		1,209	1,255	(4)
International priority	417	446	(7)		805	885	(9)
International airfreight	55	77	(29)		109	151	(28)

Total freight revenue	1,057	1,168	(10)		2,123	2,291	(7)
Other(2)	399	364	10		753	680	11

Total revenues	6,844	6,858	—		13,449	13,490	—
Operating expenses:
Salaries and employee benefits	2,469	2,488	(1)		4,909	4,961	(1)
Purchased transportation	660	608	9		1,268	1,145	11
Rentals and landing fees	420	418	—		841	833	1
Depreciation and amortization	373	336	11		742	659	13
Fuel	986	1,074	(8)		1,942	2,060	(6)
Maintenance and repairs	308	349	(12)		615	721	(15)
Intercompany charges	512	535	(4)		1,007	1,072	(6)
Other(3)	790	820	(4)		1,563	1,602	(2)

Total operating expenses	6,518	6,628	(2)		12,887	13,053	(1)

Operating income	$326	$230	42		$562	$437	29

Operating margin	4.8%	3.4%	140	bp	4.2%	3.2%	100	bp

(1)	International domestic revenues represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

(3)	Includes predominantly costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, uniforms, insurance and advertising.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	36.1%	36.3%	36.5%	36.8%
Purchased transportation	9.6	8.9	9.4	8.5
Rentals and landing fees	6.1	6.1	6.3	6.2
Depreciation and amortization	5.5	4.9	5.5	4.9
Fuel	14.4	15.6	14.4	15.3
Maintenance and repairs	4.5	5.1	4.6	5.3
Intercompany charges	7.5	7.8	7.5	7.9
Other	11.5	11.9	11.6	11.9

Total operating expenses	95.2	96.6	95.8	96.8

Operating margin	4.8%	3.4%	4.2%	3.2%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	2013	2012		2013	2012
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,146	1,141	—	1,129	1,116	1
U.S. overnight envelope	535	564	(5)	549	570	(4)
U.S. deferred	841	828	2	815	794	3

Total U.S. domestic ADV	2,522	2,533	—	2,493	2,480	1

International priority	421	445	(5)	414	426	(3)
International economy	172	157	10	168	150	12

Total international export ADV	593	602	(1)	582	576	1

International domestic(2)	896	884	1	842	781	8

Total ADV	4,011	4,019	—	3,917	3,837	2

Revenue per package (yield):
U.S. overnight box	$22.50	$22.39	—	$22.39	$22.49	—
U.S. overnight envelope	11.84	11.51	3	11.72	11.51	2
U.S. deferred	14.55	14.04	4	14.49	14.10	3
U.S. domestic composite	17.59	17.24	2	17.45	17.28	1
International priority	61.87	59.91	3	61.27	61.26	—
International economy	52.27	51.97	1	51.35	52.07	(1)
International export composite	59.08	57.84	2	58.40	58.86	(1)
International domestic(2)	6.82	6.88	(1)	6.83	6.93	(1)
Composite package yield	21.32	21.04	1	21.25	21.42	(1)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,872	7,719	2	7,646	7,393	3
International priority	3,068	3,212	(4)	2,964	3,197	(7)
International airfreight	907	1,166	(22)	878	1,135	(23)

Total average daily freight pounds	11,847	12,097	(2)	11,488	11,725	(2)

Revenue per pound (yield):
U.S.	$1.18	$1.32	(11)	$1.25	$1.33	(6)
International priority	2.16	2.21	(2)	2.14	2.16	(1)
International airfreight	0.97	1.05	(8)	0.98	1.04	(6)
Composite freight yield	1.42	1.53	(7)	1.46	1.53	(5)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

FedEx Express Segment Revenues

FedEx Express segment revenues decreased slightly in both the second quarter and first half of 2014 as revenue growth from our stronger base U.S. and international export package business and our freight-forwarding business at FedEx Trade Networks was more than offset by lower freight revenue, the negative impact of lower fuel surcharges and continued shifts in demand from our priority international services to our economy international services. In addition, revenue in the first half of 2014 was negatively impacted by one fewer operating day.

Freight average daily pounds decreased by 2% in the second quarter and in the first half of 2014 due to weakness in global economic conditions and capacity reductions. Freight yields decreased 7% in the second quarter and 5% in the first half of 2014 due to lower fuel surcharges and lower rates. U.S. domestic yields increased 2% for the second quarter and 1% for the first half of 2014 primarily due to higher rates and weight per package, partially offset by lower fuel surcharges. International export revenues increased 1% in the second quarter of 2014 but decreased 1% in the first half of 2014 as base business growth was offset by lower fuel surcharges and the demand shift to our lower-yielding economy services. International priority yields increased 3% in the second quarter of 2014 while international priority volumes declined 5%. Within this category, volumes for lower-yielding distribution services declined, while international priority volumes, excluding these distribution services, increased 1%. International domestic revenues remained flat in the second quarter of 2014 but increased 5% in the first half of 2014 due to international business acquisitions during the first quarter of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.50%	11.50%	8.00%	10.00%
High	10.50	14.00	10.50	14.50
Weighted-average	10.02	13.04	9.26	12.58

International Fuel Surcharges:
Low	13.50	13.50	12.00	12.00
High	19.00	20.00	19.00	20.50
Weighted-average	16.79	17.22	16.09	16.69

On September 18, 2013, we announced a 3.9% average list price increase effective January 6, 2014, for FedEx Express U.S. domestic, U.S. export and U.S. import services. In September 2012, we announced a 5.9% average list price increase effective January 7, 2013 for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin increased in the second quarter and the first half of 2014 driven by stronger base U.S. and international business and lower aircraft maintenance and pension expense, partially offset by higher depreciation expense. In addition, operating income in the second quarter of 2014 compared to 2013 benefited from the negative impact of Superstorm Sandy in the prior year. In the first half of 2014, operating income reflects a significant negative impact of the timing lag which exists between when fuel prices change and when indexed fuel surcharges automatically adjust and one fewer operating day. The demand shift from our priority international services to our economy international services continued to impact our overall business.

In the second quarter and the first half of 2014, salaries and employee benefits included lower pension expense and the delayed timing or absence of annual merit increases for many of our employees. Intercompany charges decreased 4% in the second quarter and 6% in the first half of 2014 due to lower allocated sales and information technology costs. Purchased transportation costs increased 9% in the second quarter and 11% in the first half of 2014 due to costs associated with the expansion of our freight-forwarding business at FedEx Trade Networks and higher utilization of third-party transportation providers. Purchased transportation costs in the first half of 2014 were also negatively impacted by international acquisitions. Depreciation and amortization expense increased 11% during the second quarter and 13% during the first half of 2014 as a result of accelerated depreciation due to the shortened life of certain aircraft, and aircraft recently placed into service.

FedEx Express aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, FedEx Express has retired older, less efficient aircraft prior to required periodic maintenance events and has introduced newly manufactured aircraft into the fleet. FedEx Express aircraft maintenance and repairs costs decreased 12% in the second quarter and 15% in the first half of 2014, due to the benefits from the fourth quarter of 2013 retirement of 10 aircraft and related engines as we eliminated maintenance events for certain of these engines, along with the timing of other major maintenance events.

Fuel costs decreased 8% in the second quarter and 6% in the first half of 2014 due to lower average price per gallon of jet fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel did not impact operating income in the second quarter but had a significant negative impact on operating income in the first half of 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

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

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2013	2012			2013	2012
Revenues:
FedEx Ground	$2,601	$2,359	10		$5,107	$4,632	10
FedEx SmartPost	248	234	6		472	423	12

Total revenues	2,849	2,593	10		5,579	5,055	10

Operating expenses:
Salaries and employee benefits	445	396	12		859	773	11
Purchased transportation	1,159	1,057	10		2,223	2,003	11
Rentals	102	85	20		194	159	22
Depreciation and amortization	118	110	7		229	213	8
Fuel	4	4	—		7	7	—
Maintenance and repairs	56	46	22		109	92	18
Intercompany charges	292	262	11		577	524	10
Other(1)	249	221	13		489	427	15

Total operating expenses	2,425	2,181	11		4,687	4,198	12

Operating income	$424	$412	3		$892	$857	4

Operating margin	14.9%	15.9%	(100	)bp	16.0%	17.0%	(100	)bp

Average daily package volume
FedEx Ground	4,627	4,283	8		4,469	4,087	9
FedEx SmartPost	2,218	2,038	9		2,154	1,848	17

Revenue per package (yield)
FedEx Ground	$8.90	$8.72	2		$8.98	$8.83	2
FedEx SmartPost	$1.77	$1.82	(3)		$1.72	$1.79	(4)

(1)	Includes predominantly costs associated with outside service contracts (such as security and facility services), insurance and professional fees.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	15.6%	15.3%	15.4%	15.3%
Purchased transportation	40.7	40.8	39.8	39.6
Rentals	3.6	3.3	3.5	3.1
Depreciation and amortization	4.1	4.2	4.1	4.2
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	2.0	1.8	2.0	1.8
Intercompany charges	10.3	10.1	10.3	10.4
Other	8.7	8.5	8.8	8.5

Total operating expenses	85.1	84.1	84.0	83.0

Operating margin	14.9%	15.9%	16.0%	17.0%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 10% in the second quarter and first half of 2014 due to volume and yield growth at FedEx Ground and volume growth at FedEx SmartPost. Revenues in the first half of 2014 were negatively impacted by one fewer operating day.

Average daily volume at FedEx Ground increased 8% during the second quarter and 9% in the first half of 2014 due to market share gains resulting from continued growth in our commercial business and FedEx Home Delivery service. FedEx Ground yield increased 2% during the second quarter and the first half of 2014 primarily due to rate increases and higher residential surcharges, partially offset by lower fuel surcharge revenue.

FedEx SmartPost volumes grew 9% during the second quarter and 17% during the first half of 2014 as a result of the growth in e-commerce. Yields at FedEx SmartPost decreased 3% during the second quarter and 4% during the first half of 2014 primarily due to higher postage costs and lower fuel surcharges, partially offset by rate increases. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Low	6.50%	7.00%	6.50%	7.00%
High	7.00	8.50	7.00	8.50
Weighted-average	6.67	7.88	6.66	7.84

On December 6, 2013, FedEx Ground and FedEx Home Delivery announced a 4.9% average list price increase effective January 6, 2014. FedEx SmartPost rates will also increase. In November 2012, FedEx Ground and FedEx Home Delivery announced a 4.9% average list price increase effective January 7, 2013. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 3% during the second quarter and 4% during the first half of 2014 driven by higher volumes and yields. The increase to operating income was partially offset by higher network expansion costs as we continue to invest heavily in the growing FedEx Ground and FedEx SmartPost businesses, and higher allocated fees. The FedEx Ground segment results for the first half of 2014 were also negatively impacted by one fewer operating day. The decline in operating margin for the second quarter of 2014 is primarily attributable to the delayed start of the holiday shipping season, as Cyber Week occurred in December this year versus November last year. The seasonal increases in volume, revenue and operating income related to Cyber Week will be realized in the third quarter for this fiscal year versus the second quarter in the prior year. The operating margin decrease in the first half of 2014 is primarily driven by the net negative impact of fuel.

Purchased transportation costs increased 10% during the second quarter and 11% during the first half of 2014 primarily as a result of volume growth. Salaries and employee benefits expense increased 12% during the second quarter and 11% during the first half of 2014 primarily due to additional staffing to support volume growth. Intercompany charges increased 11% in the second quarter and 10% in the first half of 2014 primarily due to higher allocated information technology, marketing and sales costs.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected statistics for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2013	2012	Change		2013	2012	Change
Revenues	$1,434	$1,377	4		$2,858	$2,776	3
Operating expenses:
Salaries and employee benefits	611	589	4		1,209	1,188	2
Purchased transportation	250	224	12		484	450	8
Rentals	31	29	7		63	58	9
Depreciation and amortization	57	52	10		114	105	9
Fuel	145	157	(8)		290	305	(5)
Maintenance and repairs	46	49	(6)		92	97	(5)
Intercompany charges	117	110	6		238	221	8
Other(1)	100	91	10		200	186	8

Total operating expenses	1,357	1,301	4		2,690	2,610	3

Operating income	$77	$76	1		$168	$166	1

Operating margin	5.4%	5.5%	(10	)bp	5.9%	6.0%	(10	)bp

Average daily LTL shipments (in thousands)
Priority	63.8	61.6	4		62.4	61.5	1
Economy	28.1	26.8	5		27.9	26.7	4

Total average daily LTL shipments	91.9	88.4	4		90.3	88.2	2

Weight per LTL shipment (lbs)
Priority	1,241	1,215	2		1,243	1,215	2
Economy	992	989	—		992	994	—
Composite weight per LTL shipment	1,165	1,146	2		1,165	1,148	1

LTL yield (revenue per hundredweight)
Priority	$17.89	$18.15	(1)		$17.88	$17.93	—
Economy	25.92	26.29	(1)		25.88	25.80	—
Composite LTL yield	$19.98	$20.28	(1)		$19.99	$19.99	—

(1)	Includes predominantly costs associated with insurance, professional fees and outside service contracts (such as security and facility services).

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	42.6%	42.8%	42.3%	42.8%
Purchased transportation	17.4	16.3	16.9	16.2
Rentals	2.2	2.1	2.2	2.1
Depreciation and amortization	4.0	3.8	4.0	3.8
Fuel	10.1	11.4	10.2	11.0
Maintenance and repairs	3.2	3.5	3.2	3.5
Intercompany charges	8.1	8.0	8.3	7.9
Other	7.0	6.6	7.0	6.7

Total operating expenses	94.6	94.5	94.1	94.0

Operating margin	5.4%	5.5%	5.9%	6.0%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 4% during the second quarter and 3% during the first half of 2014 due to higher weight per LTL shipment and average daily LTL shipments. Although LTL yields decreased during the second quarter of 2014, they remained flat in the first half of 2014. In addition, the first half of 2014 was negatively impacted by one fewer operating day.

Weight per shipment increased 2% in the second quarter and 1% in the first half of 2014 due to FedEx Freight Priority service offerings. Average daily LTL shipments increased 4% in the second quarter due to FedEx Freight Economy and FedEx Freight Priority services and increased 2% in the first half of 2014 primarily due to FedEx Freight Economy services. LTL yield (revenue per hundredweight) decreased 1% during the second quarter of 2014 due to a decline in FedEx Freight Priority and FedEx Freight Economy yields resulting from lower fuel surcharges, higher weight per shipment and shorter length of haul.

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

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Low	22.70%	23.50%	22.70%	21.80%
High	23.50	24.40	23.50	24.40
Weighted-average	23.10	24.00	23.00	23.30

In July 2013, FedEx Freight implemented a rate increase of 4.5% for LTL shipments. In July 2012, FedEx Freight implemented a rate increase of 6.9% for LTL shipments.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased slightly in the second quarter and in the first half of 2014, as higher average daily LTL shipments and higher LTL weights were partially offset by higher purchased transportation. Operating margin decreased in the second quarter and the first half of 2014 primarily due to higher purchased transportation, allocated intercompany charges and other operating expenses.

Purchased transportation expense increased 12% in the second quarter of 2014 and 8% in the first half of 2014 due to increased utilization of road and rail third-party transportation providers and higher rates. Salaries and employee benefits increased 4% in the second quarter and 2% in the first half of 2014 primarily due to a volume-related increase in labor hours. Intercompany charges increased 6% in the second quarter and 8% in the first half of 2014 primarily due to higher allocated sales costs. Other operating expenses increased 10% in the second quarter and 8% in the first half of 2014 due to higher real estate taxes and bad debt expense.

Fuel costs decreased 8% during the second quarter and 5% during the first half of 2014 due to increased utilization of purchased transportation, lower average price per gallon of diesel fuel and fuel efficiency improvements. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel did not impact operating income in the second quarter and the first half of 2014.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.9 billion at November 30, 2013, compared to $4.9 billion at May 31, 2013. The following table provides a summary of our cash flows for the six-month periods ended November 30, 2013 and November 30, 2012 (in millions):

	2013	2012
Operating activities:
Net income	$989	$897
Noncash charges and credits	1,623	1,589
Changes in assets and liabilities	(1,003)	(768)

Cash provided by operating activities	1,609	1,718

Investing activities:
Capital expenditures	(1,690)	(1,888)
Business acquisitions, net of cash acquired	—	(483)
Proceeds from asset dispositions and other	19	20

Cash used in investing activities	(1,671)	(2,351)

Financing activities:
Principal payments on debt	(3)	(417)
Proceeds from debt issuance	—	991
Proceeds from stock issuances	380	53
Dividends paid	(95)	(88)
Purchase of treasury stock	(1,219)	(246)
Other	20	(3)

Cash (used in) provided by financing activities	(917)	290

Effect of exchange rate changes on cash	(3)	17

Net decrease in cash and cash equivalents	$(982)	$(326)

Cash flows from operating activities decreased $109 million in the first half of 2014 primarily due to an income tax refund received in the prior year, partially offset by higher net income. We made contributions of $330 million to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first half of 2014 and $280 million in contributions to our U.S. Pension Plans during the first half of 2013. Capital expenditures during the first half of 2014 were lower primarily due to decreased spending for aircraft and vehicle replacement at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2014 and 2013.

In October 2013, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. These shares augmented the 7.4 million shares remaining on our previously authorized share repurchase program. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Repurchases will be made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit was set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

During the first half of 2014, we repurchased 10 million shares of FedEx common stock at an average price of $122 per share for a total of $1.2 billion. As of November 30, 2013, 32.2 million shares remained under existing share repurchase authorizations.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change 2013/2012
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	2013	2012	2013	2012
Aircraft and related equipment	$495	$357	$692	$831	39	(17)
Facilities and sort equipment	205	173	331	286	18	16
Vehicles	277	240	425	504	15	(16)
Information and technology investments	90	80	162	171	13	(5)
Other equipment	51	66	80	96	(23)	(17)

Total capital expenditures	$1,118	$916	$1,690	$1,888	22	(10)

FedEx Express segment	$690	$517	$995	$1,266	33	(21)
FedEx Ground segment	249	177	410	263	41	56
FedEx Freight segment	100	139	140	183	(28)	(23)
FedEx Services segment	79	83	145	173	(5)	(16)
Other	—	—	—	3	—	NM

Total capital expenditures	$1,118	$916	$1,690	$1,888	22	(10)

Capital expenditures during the first half of 2014 were lower than the prior-year period primarily due to decreased spending for aircraft and vehicle replacement at FedEx Express. Aircraft and related equipment expenditures at FedEx Express during the first half of 2014 included the acceptance of seven Boeing 757 (“B757”) aircraft, three Boeing 767-300 Freighter (“B767F) aircraft and two Boeing 777 Freighter (“B777F”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at November 30, 2013 includes $467 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2014, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.0 billion in 2014 and include spending for aircraft and related equipment at FedEx Express, facility projects at FedEx Express and FedEx Ground and vehicle replacement at all our transportation segments. We invested $692 million in aircraft and aircraft-related equipment in the first half of 2014 and expect to invest approximately $751 million for aircraft and aircraft-related equipment during the remainder of 2014.

The FedEx Express global air and ground network includes a fleet of over 640 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

We have several aircraft modernization programs underway that are supported by the purchase of B777F, B767F and B757 aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 51% at November 30, 2013. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2013, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

In December 2013, we made $165 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2014, we have $165 million in required contributions to our U.S. Pension Plans.

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

On December 10, 2013, FedEx Express entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. FedEx Express is also deferring 11 existing options to purchase B777F aircraft by two years.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2013. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of long-term debt and capital lease obligations, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2013. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Operating activities:
Operating leases	$1,159	$1,944	$1,747	$1,786	$1,321	$7,062	$15,019
Non-capital purchase obligations and other	168	220	145	101	45	113	792
Interest on long-term debt	78	138	138	138	138	2,590	3,220
Quarterly contributions to our U.S. Pension Plans	330	—	—	—	—	—	330

Investing activities:
Aircraft and aircraft-related capital commitments	395	1,142	1,127	903	1,447	5,294	10,308
Other capital purchase obligations	42	2	—	—	—	—	44

Financing activities:
Debt	250	—	—	—	—	2,740	2,990

Total	$2,422	$3,446	$3,157	$2,928	$2,951	$17,799	$32,703

(1)	Cash obligations for the remainder of 2014.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2013.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($38 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $237 million in deposits and progress payments as of November 30, 2013 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2013, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2013, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2014, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2013; however, this strengthening did not have a material effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
Sept. 1-30, 2013	—	—	—	7,362,897
Oct. 1-31, 2013	2,942,813	$127.76	2,942,813	36,420,084
Nov. 1-30, 2013	4,232,084	133.47	4,232,084	32,188,000

Total	7,174,897	$131.13	7,174,897

The repurchases were made under a share repurchase program that was approved by our Board of Directors in March 2013. The repurchase program authorized us to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 10 million shares of our common stock. There are now 188,000 shares remaining authorized for purchase under this program. The repurchase program announced in October 2013 authorized us to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 32 million shares of our common stock. The entire 32 million shares remain authorized for purchase under the October 2013 share repurchase program. This program does not have an expiration date.

Item 5. Other Information

Exhibit 99.1 to this report reflects the retrospective adoption of new accounting guidance with respect to the financial information contained in our Annual Report. We are filing this exhibit for the purpose of incorporating its contents in the registration statement on Form S-8 that we intend to file on or about December 19, 2013.

As previously discussed in this report, on June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income.

Exhibit 99.1 presents the retrospective application of this new accounting guidance for our fiscal years ended May 31, 2013, 2012 and 2011, and should be read in conjunction with the information included in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

10.2	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.3	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

10.4	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

10.5	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Reclassification Adjustments Out of Accumulated Other Comprehensive Income

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: December 19, 2013	/s/ JOHN L. MERINO
JOHN L. MERINO CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

10.2	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.3	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

10.4	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

10.5	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Reclassification Adjustments Out of Accumulated Other Comprehensive Income

101.1	Interactive Data Files.

E-1