Form 10-Q/A
period 2013-11-30
FEDEX CORP
filed 2014-02-18
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

FedEx Corporation (“FedEx”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, filed on December 19, 2013 (the “Form 10-Q”), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this
“Form 10-Q/A”).

This Form 10-Q/A is being filed in response to communications with the Securities and Exchange Commission in connection with requests for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, with respect to Exhibits 10.1, 10.3 and 10.4 (the “Exhibits”) originally filed with the Form 10-Q. The sole purpose of this Form 10-Q/A is to file revised redacted versions of the Exhibits, which supersede in their entirety the Exhibits as filed with the Form 10-Q.

No other changes are being made to the Form 10-Q by means of this Form 10-Q/A. This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*10.2	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.3	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*10.5	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Retrospective Adoption of New Accounting Guidance Regarding Reclassification Adjustments Out of Accumulated Other Comprehensive Income.

*101.1	Interactive Data Files.

*	Previously filed with FedEx Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, filed with the Securities and Exchange Commission on December 19, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: February 18, 2014	/s/ JOHN L. MERINO
JOHN L. MERINO CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*10.2	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.3	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*10.5	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Retrospective Adoption of New Accounting Guidance Regarding Reclassification Adjustments Out of Accumulated Other Comprehensive Income.

*101.1	Interactive Data Files.

*	Previously filed with FedEx Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, filed with the Securities and Exchange Commission on December 19, 2013.

E-1