Form 10-Q
period 2014-02-28
FEDEX CORP
filed 2014-03-20
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 19, 2014
Common Stock, par value $0.10 per share	295,516,371

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2014 and May 31, 2013	2

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2014 and 2013	4

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2014 and 2013	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2014 and 2013	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	26

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	27

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	55

ITEM 4. Controls and Procedures	55

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	56

ITEM 1A. Risk Factors	56

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

ITEM 6. Exhibits	57

Signature	59

Exhibit Index	E-1

Exhibit 4.1

Exhibit 4.2

Exhibit 4.3

Exhibit 4.4

Exhibit 4.5

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Ex-101 INSTANCE DOCUMENT

Ex-101 SCHEMA DOCUMENT

Ex-101 CALCULATION LINKBASE DOCUMENT

Ex-101 PRESENTATION LINKBASE DOCUMENT

Ex-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28,
	2014	May 31,
	(Unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,042	$4,917
Receivables, less allowances of $155 and $176	5,197	5,044
Spare parts, supplies and fuel, less allowances of $207 and $205	462	457
Deferred income taxes	624	533
Prepaid expenses and other	456	323

Total current assets	9,781	11,274

PROPERTY AND EQUIPMENT, AT COST	40,019	38,109
Less accumulated depreciation and amortization	20,734	19,625

Net property and equipment	19,285	18,484

OTHER LONG-TERM ASSETS
Goodwill	2,739	2,755
Other assets	924	1,054

Total other long-term assets	3,663	3,809

	$32,729	$33,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2014	May 31,
	(Unaudited)	2013
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$1	$251
Accrued salaries and employee benefits	1,284	1,688
Accounts payable	1,903	1,879
Accrued expenses	1,831	1,932

Total current liabilities	5,019	5,750

LONG-TERM DEBT, LESS CURRENT PORTION	4,735	2,739

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,083	1,652
Pension, postretirement healthcare and other benefit obligations	3,586	3,916
Self-insurance accruals	1,028	987
Deferred lease obligations	741	778
Deferred gains, principally related to aircraft transactions	208	227
Other liabilities	102	120

Total other long-term liabilities	7,748	7,680

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2014 and May 31, 2013	32	32
Additional paid-in capital	2,259	2,668
Retained earnings	19,699	18,519
Accumulated other comprehensive loss	(3,754)	(3,820)
Treasury stock, at cost	(3,009)	(1)

Total common stockholders’ investment	15,227	17,398

	$32,729	$33,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013

REVENUES	$11,301	$10,953	$33,728	$32,852

OPERATING EXPENSES:
Salaries and employee benefits	4,167	4,150	12,392	12,378
Purchased transportation	2,063	1,871	5,982	5,411
Rentals and landing fees	662	640	1,950	1,888
Depreciation and amortization	652	599	1,938	1,764
Fuel	1,163	1,215	3,403	3,588
Maintenance and repairs	438	424	1,397	1,477
Business realignment costs	—	47	—	64
Other	1,515	1,418	4,403	4,233

	10,660	10,364	31,465	30,803

OPERATING INCOME	641	589	2,263	2,049

OTHER INCOME (EXPENSE):
Interest, net	(38)	(9)	(95)	(37)
Other, net	(9)	(16)	(16)	(29)

	(47)	(25)	(111)	(66)

INCOME BEFORE INCOME TAXES	594	564	2,152	1,983

PROVISION FOR INCOME TAXES	216	203	785	725

NET INCOME	$378	$361	$1,367	$1,258

EARNINGS PER COMMON SHARE:
Basic	$1.24	$1.14	$4.38	$3.99

Diluted	$1.23	$1.13	$4.34	$3.97

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14	$0.60	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013

NET INCOME	$378	$361	$1,367	$1,258

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $3, $0, $7 and $6	(30)	(3)	(64)	54
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $25, $37, $75 and $112	45	63	130	189

	15	60	66	243

COMPREHENSIVE INCOME	$393	$421	$1,433	$1,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended February 28,
	2014	2013
Operating Activities:
Net income	$1,367	$1,258
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,938	1,764
Provision for uncollectible accounts	95	130
Stock-based compensation	94	87
Deferred income taxes and other noncash items	392	493
Changes in assets and liabilities:
Receivables	(242)	(280)
Other assets	(150)	113
Accounts payable and other liabilities	(893)	(570)
Other, net	(23)	(19)

Cash provided by operating activities	2,578	2,976

Investing Activities:
Capital expenditures	(2,554)	(2,430)
Business acquisitions, net of cash acquired	—	(483)
Proceeds from asset dispositions and other	23	45

Cash used in investing activities	(2,531)	(2,868)

Financing Activities:
Principal payments on debt	(254)	(417)
Proceeds from debt issuances	1,997	991
Proceeds from stock issuances	462	221
Excess tax benefit on the exercise of stock options	27	9
Dividends paid	(142)	(132)
Purchase of treasury stock, including accelerated share repurchase agreements	(3,984)	(246)
Other, net	(18)	(9)

Cash (used in) provided by financing activities	(1,912)	417

Effect of exchange rate changes on cash	(10)	4

Net (decrease) increase in cash and cash equivalents	(1,875)	529
Cash and cash equivalents at beginning of period	4,917	2,843

Cash and cash equivalents at end of period	$3,042	$3,372

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2014, the results of our operations for the three- and nine-month periods ended February 28, 2014 and 2013 and cash flows for the nine-month periods ended February 28, 2014 and 2013. Operating results for the three- and nine-month periods ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2014 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the fourth quarter of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2014 results.

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

Our stock-based compensation expense was $23 million for the three-month period ended February 28, 2014 and $94 million for the nine-month period ended February 28, 2014. Our stock-based compensation expense was $23 million for the three-month period ended February 28, 2013 and $87 million for the nine-month period ended February 28, 2013. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

While no other new accounting guidance was adopted or issued during the nine months of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development (as discussed in our Annual Report) which, if and when enacted, may have a significant impact on our financial reporting.

STOCK REPURCHASE PROGRAM AND DIVIDENDS. In October 2013, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Repurchases are made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit was set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

In January 2014, we entered into accelerated share repurchase (“ASR”) agreements with two banks to repurchase an aggregate of $2.0 billion of our common stock. During the third quarter of 2014, 11.4 million shares were initially delivered to us based on then-current market prices. This does not represent the final number of shares to be delivered under the ASR agreements. The final number of shares to be purchased under each ASR agreement will be based on a discount to the volume-weighted average price of our stock during the term of the respective transaction. Purchases under the ASR agreements are expected to be completed prior to the end of 2014.

Each ASR agreement was accounted for as two separate transactions: as shares of reacquired common stock for the shares delivered to us at the onset of the ASR agreements and as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares are included in treasury stock at a cost of $1.6 billion and resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The $400 million forward contract indexed to our own stock met the criteria for equity classification and this amount was recorded in additional paid-in capital.

During the nine months of 2014, in addition to the ASR transactions, we repurchased 15.6 million shares of FedEx common stock at an average price of $128 per share for a total of $2.0 billion. As of February 28, 2014, 15.2 million shares remained under our share repurchase authorization.

On February 14, 2014, our Board of Directors declared a dividend of $0.15 per share of common stock. The dividend will be paid on April 1, 2014 to stockholders of record as of the close of business on March 11, 2014. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$68	$118	$102	$61
Translation adjustments	(30)	(3)	(64)	54

Balance at end of period	38	115	38	115

Retirement plans adjustments:
Balance at beginning of period	(3,837)	(4,888)	(3,922)	(5,014)
Reclassifications from AOCI	45	63	130	189

Balance at end of period	(3,792)	(4,825)	(3,792)	(4,825)

Accumulated other comprehensive loss at end of period	$(3,754)	$(4,710)	$(3,754)	$(4,710)

The following table presents details of the reclassifications from AOCI for the periods ended February 28 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Retirement plans:
Amortization of actuarial losses and other	$(98)	$(129)	$(290)	$(387)	Salaries and employee benefits
Amortization of prior service credits	28	29	85	86	Salaries and employee benefits

Total before tax	(70)	(100)	(205)	(301)
Income tax benefit	25	37	75	112	Provision for income taxes

AOCI reclassifications, net of tax	$(45)	$(63)	$(130)	$(189)	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the third quarter of 2014, we repaid our $250 million 7.38% senior unsecured notes that matured on January 15, 2014. During the quarter, we issued $2 billion of senior unsecured debt under our current shelf registration statement, comprised of $750 million of 4.00% fixed-rate notes due in January 2024, $500 million of 4.90% fixed-rate notes due in January 2034 and $750 million of 5.10% fixed-rate notes due in January 2044. Interest on these notes is paid semiannually. We utilized the net proceeds to make payments under the ASR agreements discussed in Note 1.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 57% at February 28, 2014. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 28, 2014, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $4.7 billion compared with an estimated fair value of $4.9 billion at February 28, 2014 and a carrying value of $3.0 billion compared with an estimated fair value of $3.2 billion at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Basic earnings per common share:
Net earnings allocable to common shares(1)	$377	$360	$1,365	$1,255
Weighted-average common shares	303	315	312	314

Basic earnings per common share	$1.24	$1.14	$4.38	$3.99

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$377	$360	$1,365	$1,255

Weighted-average common shares	303	315	312	314
Dilutive effect of share-based awards	4	2	3	2

Weighted-average diluted shares	307	317	315	316
Diluted earnings per common share	$1.23	$1.13	$4.34	$3.97

Anti-dilutive options excluded from diluted earnings per common share	0.5	7.9	4.3	12.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
U.S. domestic and international pension plans	$124	$169	$366	$509
U.S. domestic and international defined contribution plans	90	87	269	262
U.S. domestic and international postretirement healthcare plans	20	19	59	58

	$234	$275	$694	$829

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Pension Plans
Service cost	$164	$173	$492	$519
Interest cost	264	242	790	726
Expected return on plan assets	(374)	(346)	(1,121)	(1,037)
Recognized actuarial losses and other	70	100	205	301

	$124	$169	$366	$509

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Postretirement Healthcare Plans
Service cost	$10	$10	$29	$31
Interest cost	10	9	30	27

	$20	$19	$59	$58

Required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the nine-month periods ended February 28 were $480 million in 2014 and $420 million in 2013. In March 2014, we made an additional contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Revenues
FedEx Express segment	$6,674	$6,704	$20,123	$20,194
FedEx Ground segment	3,031	2,747	8,610	7,802
FedEx Freight segment	1,347	1,237	4,205	4,013
FedEx Services segment	368	380	1,134	1,174
Other and eliminations	(119)	(115)	(344)	(331)

	$11,301	$10,953	$33,728	$32,852

Operating Income
FedEx Express segment	$135	$118	$697	$555
FedEx Ground segment	477	467	1,369	1,324
FedEx Freight segment	29	4	197	170

	$641	$589	$2,263	$2,049

(7) Commitments

As of February 28, 2014, our purchase commitments under various contracts for the remainder of 2014 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2014 (remainder)	$217	$282	$499
2015	1,155	263	1,418
2016	1,215	179	1,394
2017	955	112	1,067
2018	1,396	48	1,444
Thereafter	5,388	116	5,504

Total	$10,326	$1,000	$11,326

(1)	Primarily vehicles, facilities, advertising contracts, and for the remainder of 2014, a total of $165 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the third quarter of 2014, FedEx Express entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. FedEx Express also deferred 11 existing options to purchase B777F aircraft by two years.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

We had $272 million in deposits and progress payments as of February 28, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2014, with the year of expected delivery:

	B757	B767F	B777F	Total
2014 (remainder)	6	—	—	6
2015	11	12	—	23
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
Thereafter	—	4	14	18

Total	17	48	18	83

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2014 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2014 (remainder)	$100	$391	$491
2015	448	1,558	2,006
2016	453	1,365	1,818
2017	391	1,462	1,853
2018	326	1,060	1,386
Thereafter	824	6,678	7,502

Total	$2,542	$12,514	$15,056

Future minimum lease payments under capital leases were immaterial at February 28, 2014. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation, two of which have been certified as class actions. These certified class actions were settled for immaterial amounts in the first quarter of 2014 and have received final court approval. The other cases are in varying stages of litigation, and we do not expect to incur a material loss in any of these matters.

Environmental Matter. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000. In February 2014, FedEx Ground received oral communications from District Attorneys’ Offices (representing California’s county environmental authorities) and the California Attorney General’s Office (representing the California Division of Toxic Substances Control) that they were seeking civil penalties for alleged violations of the state’s hazardous waste regulations. Specifically, the California environmental authorities are alleging that FedEx Ground improperly generates and/or handles, stores and transports hazardous waste from its stations to its hubs in California. We are currently in negotiations with the District Attorneys’ Offices and the California Attorney General’s Office in an effort to reach a statewide settlement on this matter. Loss in this matter is possible, however, the amount of any loss is expected to be immaterial.

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

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2014	2013
Cash payments for:
Interest (net of capitalized interest)	$121	$87

Income taxes	$716	$613
Income tax refunds received	(50)	(205)

Cash tax payments, net	$666	$408

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

The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $4.5 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 28, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,016	$380	$788	$(142)	$3,042
Receivables, less allowances	—	4,190	1,051	(44)	5,197
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	146	718	54	—	918
Deferred income taxes	—	607	17	—	624

Total current assets	2,162	5,895	1,910	(186)	9,781

PROPERTY AND EQUIPMENT, AT COST	27	37,736	2,256	—	40,019
Less accumulated depreciation and amortization	22	19,535	1,177	—	20,734

Net property and equipment	5	18,201	1,079	—	19,285

INTERCOMPANY RECEIVABLE	—	659	1,279	(1,938)	—
GOODWILL	—	1,552	1,187	—	2,739
INVESTMENT IN SUBSIDIARIES	20,031	3,595	—	(23,626)	—
OTHER ASSETS	2,122	641	232	(2,071)	924

	$24,320	$30,543	$5,687	$(27,821)	$32,729

LIABILITIES AND STOCKHOLDERS’ INVESTMENT CURRENT LIABILITIES
Current portion of long-term debt	$—	$1	$—	$—	$1
Accrued salaries and employee benefits	66	1,061	157	—	1,284
Accounts payable	45	1,447	597	(186)	1,903
Accrued expenses	285	1,352	194	—	1,831

Total current liabilities	396	3,861	948	(186)	5,019

LONG-TERM DEBT, LESS CURRENT PORTION	4,486	249	—	—	4,735
INTERCOMPANY PAYABLE	1,938	—	—	(1,938)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,074	80	(2,071)	2,083
Other liabilities	2,273	3,148	244	—	5,665

Total other long-term liabilities	2,273	7,222	324	(2,071)	7,748
STOCKHOLDERS’ INVESTMENT	15,227	19,211	4,415	(23,626)	15,227

	$24,320	$30,543	$5,687	$(27,821)	$32,729

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,509	$1,876	$(84)	$11,301

OPERATING EXPENSES:
Salaries and employee benefits	24	3,615	528	—	4,167
Purchased transportation	—	1,426	680	(43)	2,063
Rentals and landing fees	1	576	86	(1)	662
Depreciation and amortization	—	601	51	—	652
Fuel	—	1,138	25	—	1,163
Maintenance and repairs	1	406	31	—	438
Intercompany charges, net	(52)	(17)	69	—	—
Other	26	1,234	295	(40)	1,515

	—	8,979	1,765	(84)	10,660

OPERATING INCOME	—	530	111	—	641

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	378	80	—	(458)	—
Interest, net	(45)	4	3	—	(38)
Intercompany charges, net	46	(52)	6	—	—
Other, net	(1)	(9)	1	—	(9)

INCOME BEFORE INCOME TAXES	378	553	121	(458)	594

Provision for income taxes	—	165	51	—	216

NET INCOME	$378	$388	$70	$(458)	$378

COMPREHENSIVE INCOME	$419	$388	$44	$(458)	$393

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,182	$1,851	$(80)	$10,953

OPERATING EXPENSES:
Salaries and employee benefits	26	3,594	530	—	4,150
Purchased transportation	—	1,261	649	(39)	1,871
Rentals and landing fees	2	555	85	(2)	640
Depreciation and amortization	—	551	48	—	599
Fuel	—	1,190	25	—	1,215
Maintenance and repairs	—	395	29	—	424
Business realignment costs	5	42	—	—	47
Intercompany charges, net	(55)	(71)	126	—	—
Other	22	1,129	306	(39)	1,418

	—	8,646	1,798	(80)	10,364

OPERATING INCOME	—	536	53	—	589

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	361	53	—	(414)	—
Interest, net	(27)	16	2	—	(9)
Intercompany charges, net	29	(33)	4	—	—
Other, net	(2)	(13)	(1)	—	(16)

INCOME BEFORE INCOME TAXES	361	559	58	(414)	564

Provision for income taxes	—	155	48	—	203

NET INCOME	$361	$404	$10	$(414)	$361

COMPREHENSIVE INCOME	$419	$401	$15	$(414)	$421

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$28,184	$5,796	$(252)	$33,728

OPERATING EXPENSES:
Salaries and employee benefits	79	10,697	1,616	—	12,392
Purchased transportation	—	4,008	2,092	(118)	5,982
Rentals and landing fees	4	1,697	253	(4)	1,950
Depreciation and amortization	1	1,785	152	—	1,938
Fuel	—	3,330	73	—	3,403
Maintenance and repairs	1	1,302	94	—	1,397
Intercompany charges, net	(163)	(47)	210	—	—
Other	78	3,559	896	(130)	4,403

	—	26,331	5,386	(252)	31,465

OPERATING INCOME	—	1,853	410	—	2,263

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,367	323	—	(1,690)	—
Interest, net	(114)	14	5	—	(95)
Intercompany charges, net	117	(134)	17	—	—
Other, net	(3)	(14)	1	—	(16)

INCOME BEFORE INCOME TAXES	1,367	2,042	433	(1,690)	2,152

Provision for income taxes	—	648	137	—	785

NET INCOME	$1,367	$1,394	$296	$(1,690)	$1,367

COMPREHENSIVE INCOME	$1,487	$1,401	$235	$(1,690)	$1,433

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$27,501	$5,594	$(243)	$32,852

OPERATING EXPENSES:
Salaries and employee benefits	79	10,752	1,547	—	12,378
Purchased transportation	—	3,613	1,905	(107)	5,411
Rentals and landing fees	4	1,648	241	(5)	1,888
Depreciation and amortization	1	1,626	137	—	1,764
Fuel	—	3,516	72	—	3,588
Maintenance and repairs	1	1,391	85	—	1,477
Business realignment costs	15	49	—	—	64
Intercompany charges, net	(169)	(276)	445	—	—
Other	69	3,403	892	(131)	4,233

	—	25,722	5,324	(243)	30,803

OPERATING INCOME	—	1,779	270	—	2,049

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,258	152	—	(1,410)	—
Interest, net	(77)	35	5	—	(37)
Intercompany charges, net	82	(95)	13	—	—
Other, net	(5)	(18)	(6)	—	(29)

INCOME BEFORE INCOME TAXES	1,258	1,853	282	(1,410)	1,983

Provision for income taxes	—	581	144	—	725

NET INCOME	$1,258	$1,272	$138	$(1,410)	$1,258

COMPREHENSIVE INCOME	$1,434	$1,284	$193	$(1,410)	$1,501

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(104)	$2,386	$341	$(45)	$2,578

INVESTING ACTIVITIES
Capital expenditures	—	(2,342)	(212)	—	(2,554)
Proceeds from asset dispositions and other	—	26	(3)	—	23

CASH USED IN INVESTING ACTIVITIES	—	(2,316)	(215)	—	(2,531)

FINANCING ACTIVITIES
Net transfers from (to) Parent	136	(123)	(13)	—	—
Payment on loan between subsidiaries	—	5	(5)	—	—
Intercompany dividends	—	36	(36)	—	—
Principal payments on debt	(250)	(4)	—	—	(254)
Proceeds from debt issuance	1,997	—	—	—	1,997
Proceeds from stock issuances	462	—	—	—	462
Excess tax benefit on the exercise of stock options	27	—	—	—	27
Dividends paid	(142)	—	—	—	(142)
Purchase of treasury stock	(3,984)	—	—	—	(3,984)
Other, net	(18)	—	—	—	(18)

CASH USED IN FINANCING ACTIVITIES	(1,772)	(86)	(54)	—	(1,912)

Effect of exchange rate changes on cash	—	(9)	(1)	—	(10)

Net (decrease) increase in cash and cash equivalents	(1,876)	(25)	71	(45)	(1,875)
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$2,016	$380	$788	$(142)	$3,042

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

March 20, 2014

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

Our FedEx Services segment provides sales, marketing, information technology, communications and certain back-office support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”) and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”). See “Reportable Segments” for further discussion. Additional information on our businesses can also be found in our Annual Report.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent Change		Nine Months Ended		Percent Change
	2014	2013			2014	2013

Revenues	$11,301	$10,953	3		$33,728	$32,852	3

Operating income	641	589	9		2,263	2,049	10

Operating margin	5.7%	5.4%	30	bp	6.7%	6.2%	50	bp

Net income	$378	$361	5		$1,367	$1,258	9

Diluted earnings per share	$1.23	$1.13	9		$4.34	$3.97	9

The following table shows changes in revenues and operating income by reportable segment for the periods ended February 28, 2014 compared to February 28, 2013 (dollars in millions):

	Change in Revenues		Percent Change in Revenue		Change in Operating Income		Percent Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$(30)	$(71)	—	—	$17	$142	14	26
FedEx Ground segment	284	808	10	10	10	45	2	3
FedEx Freight segment	110	192	9	5	25	27	NM	16
FedEx Services segment	(12)	(40)	(3)	(3)	—	—	—	—
Other and eliminations	(4)	(13)	NM	NM	—	—	—	—

	$348	$876	3	3	$52	$214	9	10

Overview

While our revenues and earnings increased in the third quarter of 2014, our results include a significant negative impact from severe winter weather across all of our transportation segments. Winter weather often impacts our third quarter results, but the impact of multiple severe storms during the third quarter of 2014 was more pronounced, reducing earnings by an estimated $125 million year over year. Our results for the third quarter also reflect a negative net impact of fuel (described further below). These headwinds were partially offset by the benefit across all of our transportation segments of one additional operating day. Our results for the third quarter also include benefits from reduced variable incentive compensation, lower pension expense and benefits from the voluntary employee severance program we announced in 2013. In addition, our operating results comparisons to prior year were positively impacted by $47 million of business realignment costs in the prior year.

For the nine months of 2014, our revenues and earnings increased due to improved performance of all our transportation segments despite the significant negative net impact of fuel and severe winter weather. Our nine months earnings benefited from lower pension expense and lower maintenance expense due to our profit improvement initiatives, including our fleet modernization programs. Additionally, our nine months results reflect benefits from the voluntary employee severance program and reduced variable incentive compensation.

In the second quarter of 2014, we announced the authorization of a new share repurchase program of up to 32 million shares of common stock. In the third quarter of 2014, we entered into accelerated share repurchase (“ASR”) agreements with two banks to repurchase an aggregate of $2.0 billion of our common stock and made additional open market purchases of our common stock totaling $765 million. Share repurchases through the end of the third quarter had a minimal positive impact on earnings per diluted share. See additional information on the share repurchase program in Note 1 of the accompanying unaudited condensed consolidated financial statements.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,700
2,600
2,500
2,400
2,689
2,528
2,465
2,522
2,701
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014

FedEx Express
International(1)
Average Daily Package Volume
1,100
900
700
500
300
781
796
789
896
780
575
579
571
593
567
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014
International export
International domestic

FedEx Ground
Average Daily Package Volume
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
4,476
4,246
4,313
4,627
4,817
2,477
2,078
2,092
2,218
2,529
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014
FedEx Ground
FedEx SmartPost

FedEx Freight
Average Daily LTL Shipments
70.0
60.0
50.0
40.0
30.0
20.0
10.0
55.3
58.8
61.1
63.8
59.5
25.2
26.8
27.6
28.1
26.3
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
12,000
11,500
11,000
10,500
10,000
9,500
9,000
10,998
10,227
10,230
10,856
11,394
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$15.00
$17.00
$17.76
$17.32
$17.59
$17.07
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$57.76
$59.37
$57.70
$59.08
$58.30
$7.06
$7.02
$6.84
$6.82
$7.05
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$10.00
$8.00
$6.00
$4.00
$2.00
$-
$8.92
$9.19
$9.05
$8.90
$9.04
$1.77
$1.74
$1.67
$1.77
$1.82
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014
FedEx Ground
FedEx SmartPost

FedEx Freight
LTL Revenue per Hundredweight - Yield
$28.00
$26.00
$24.00
$22.00
$20.00
$18.00
$16.00
$26.17
$25.87
$25.84
$25.92
$25.71
$17.87
$17.50
$17.88
$17.89
$17.54
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014
Priority
Economy

Revenue

Revenues increased 3% in the third quarter and nine months of 2014, primarily due to higher volumes at FedEx Ground and FedEx Freight and yield increases at FedEx Ground. At our FedEx Ground segment, revenues increased 10% in the third quarter and nine months of 2014 due to higher volume from market share gains and increased yields as a result of rate increases. Revenues at FedEx Freight increased 9% during the third quarter and 5% during the nine months of 2014 primarily due to higher average daily LTL shipments and weight per LTL shipment. At FedEx Express, revenues were flat in the third quarter of 2014 due to lower freight revenues and lower fuel surcharges, partially offset by revenue growth from stronger base U.S. and international export package business. For the nine months of 2014, FedEx Express revenues were flat as lower fuel surcharges and lower freight revenue were offset by revenue growth due to stronger base U.S. and international export package business and our freight-forwarding business at FedEx Trade Networks. Revenues at all of our transportation segments in the third quarter and nine months of 2014 were negatively impacted by unusually severe winter weather while revenues for the third quarter benefited from one additional operating day.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	$4,167	$4,150	$12,392	$12,378
Purchased transportation	2,063	1,871	5,982	5,411
Rentals and landing fees	662	640	1,950	1,888
Depreciation and amortization	652	599	1,938	1,764
Fuel	1,163	1,215	3,403	3,588
Maintenance and repairs	438	424	1,397	1,477
Business realignment costs(1)	—	47	—	64
Other	1,515	1,418	4,403	4,233

Total operating expenses	$10,660	$10,364	$31,465	$30,803

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	36.9%	37.9%	36.7%	37.7%
Purchased transportation	18.2	17.1	17.7	16.5
Rentals and landing fees	5.8	5.8	5.8	5.7
Depreciation and amortization	5.8	5.5	5.8	5.4
Fuel	10.3	11.1	10.1	10.9
Maintenance and repairs	3.9	3.9	4.1	4.5
Business realignment costs(1)	—	0.4	—	0.2
Other	13.4	12.9	13.1	12.9

Total operating expenses	94.3	94.6	93.3	93.8

Operating margin	5.7%	5.4%	6.7%	6.2%

(1)	Includes predominantly severance costs associated with our voluntary employee buyout program.

Operating income increased in the third quarter of 2014 as a result of improved performance at all our transportation segments. Operating income increased for the nine months of 2014 primarily as a result of improved profitability at FedEx Express, higher volumes and increased yields at FedEx Ground and improved performance at FedEx Freight. Operating income in the third quarter and nine months of 2014 included a significant negative impact of both unusually severe winter weather and the net impact of fuel. Our results for all our transportation segments in the third quarter of 2014 compared to 2013 were positively impacted by one additional operating day and $47 million of business realignment costs incurred in the third quarter of 2013.

Purchased transportation costs increased 10% in the third quarter and 11% in the nine months of 2014 due to volume growth at FedEx Ground, higher utilization of third-party transportation providers at FedEx Freight and FedEx Express and, for the nine months of 2014, costs associated with prior year international acquisitions at FedEx Express and the expansion of our freight-forwarding business at FedEx Trade Networks. Depreciation and amortization expense increased 9% in the third quarter and 10% in the nine months of 2014 primarily due to accelerated depreciation on certain aircraft scheduled for retirement, and aircraft recently placed in service at FedEx Express. Salaries and employee benefits expense in the third quarter and in the nine months of 2014 increased only slightly due to the benefits from lower pension expense, benefits from our voluntary employee buyout program, the delayed timing or absence of merit increases for many of our employees and reduced variable incentive compensation. Maintenance and repairs expense increased 3% in the third quarter but decreased 5% in the nine months of 2014 due to the positive impact of continued modernization of our aircraft fleet, offset by the impact of certain maintenance events during the third quarter.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel costs decreased 4% in the third quarter and 5% in the nine months of 2014 due to lower average price per gallon of jet fuel and lower aircraft fuel usage. Our results are impacted by the timing lag which exists between when fuel prices change and when indexed fuel surcharges automatically adjust, which we describe in the discussion of our results as the net impact of fuel. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in the third quarter and nine months of 2014.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for the third quarter and the nine months of 2014 and 2013 in the accompanying discussions of each of our transportation segments.

Income Taxes

Our effective tax rate was 36.4% for the third quarter and 36.5% for the nine months of 2014, compared with 36.0% for the third quarter and 36.6% for the nine months of 2013. For 2014, we expect an effective tax rate between 36.5% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of February 28, 2014, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2013.

Business Acquisitions

As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the fourth quarter of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in the FedEx Express segment from the date of acquisition and will be immaterial to our 2014 results.

Outlook

We expect earnings growth to continue in the fourth quarter of 2014, driven by ongoing improvements in the results of all of our transportation segments. However, our expected results for the fourth quarter of 2014 will continue to be constrained by moderate growth in the global economy and continued challenges from the demand shift trend from our priority international services to our economy international services at FedEx Express.

As of February 28, 2014, approximately 75% of the 3,600 employees accepting voluntary cash buyouts vacated their positions. The remaining 25% will depart by May 31, 2014. Our third quarter results include a benefit from the voluntary severance program and additional benefits realized from our voluntary severance program will continue as the fiscal year progresses and the remaining scheduled employee departures occur.

During the nine months of 2014, we continued to execute on the profit improvement programs we announced in 2013. These activities are focused primarily at FedEx Express and FedEx Services. As previously noted, the majority of the benefits from our profit improvement programs will not occur until 2015 and 2016. Our ability to achieve the profit improvement target and other benefits from these programs is dependent upon a number of factors, including the health of the global economy and future customer demand, particularly for our priority services.

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

While no other new accounting guidance was adopted or issued during the nine months of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues:
Package:
U.S. overnight box	$1,643	$1,609	2		$4,852	$4,822	1
U.S. overnight envelope	393	413	(5)		1,210	1,252	(3)
U.S. deferred	869	812	7		2,369	2,246	5

Total U.S. domestic package revenue	2,905	2,834	3		8,431	8,320	1

International priority	1,542	1,567	(2)		4,760	4,906	(3)
International economy	540	491	10		1,639	1,492	10

Total international export package revenue	2,082	2,058	1		6,399	6,398	—

International domestic(1)	347	342	1		1,077	1,035	4

Total package revenue	5,334	5,234	2		15,907	15,753	1
Freight:
U.S.	577	668	(14)		1,786	1,923	(7)
International priority	379	384	(1)		1,184	1,269	(7)
International airfreight	48	64	(25)		157	215	(27)

Total freight revenue	1,004	1,116	(10)		3,127	3,407	(8)
Other(2)	336	354	(5)		1,089	1,034	5

Total revenues	6,674	6,704	—		20,123	20,194	—
Operating expenses:
Salaries and employee benefits	2,509	2,539	(1)		7,418	7,500	(1)
Purchased transportation	608	583	4		1,876	1,728	9
Rentals and landing fees	432	429	1		1,273	1,262	1
Depreciation and amortization	374	334	12		1,116	993	12
Fuel	1,010	1,066	(5)		2,952	3,126	(6)
Maintenance and repairs	273	262	4		888	983	(10)
Business realignment costs(3)	—	13	NM		—	14	NM
Intercompany charges(4)	507	548	(7)		1,514	1,620	(7)
Other(5)	826	812	2		2,389	2,413	(1)

Total operating expenses	6,539	6,586	(1)		19,426	19,639	(1)

Operating income	$135	$118	14		$697	$555	26

Operating margin	2.0%	1.8%	20	bp	3.5%	2.7%	80	bp

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	37.6%	37.8%	36.9%	37.1%
Purchased transportation	9.1	8.7	9.3	8.6
Rentals and landing fees	6.5	6.4	6.3	6.2
Depreciation and amortization	5.6	5.0	5.5	4.9
Fuel	15.1	15.9	14.7	15.5
Maintenance and repairs	4.1	3.9	4.4	4.9
Business realignment costs(3)	—	0.2	—	0.1
Intercompany charges(4)	7.6	8.2	7.5	8.0
Other(5)	12.4	12.1	11.9	12.0

Total operating expenses	98.0	98.2	96.5	97.3

Operating margin	2.0%	1.8%	3.5%	2.7%

(1)	International domestic revenues represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).
(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.
(3)	Includes predominantly severance costs associated with our voluntary employee buyout program.
(4)	Includes allocations of $21 million in the third quarter and $31 million in the nine months of 2013 for business realignment costs.
(5)	Includes predominantly costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, uniforms, insurance and advertising.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2014	2013	Change	2014	2013	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,202	1,176	2	1,153	1,135	2
U.S. overnight envelope	515	569	(9)	538	570	(6)
U.S. deferred	984	944	4	871	843	3

Total U.S. domestic ADV	2,701	2,689	—	2,562	2,548	1

International priority	399	420	(5)	409	424	(4)
International economy	168	155	8	168	152	11

Total international export ADV	567	575	(1)	577	576	—

International domestic(2)	780	781	—	822	781	5

Total ADV	4,048	4,045	—	3,961	3,905	1

Revenue per package (yield):
U.S. overnight box	$21.70	$22.08	(2)	$22.15	$22.35	(1)
U.S. overnight envelope	12.09	11.69	3	11.84	11.57	2
U.S. deferred	14.01	13.87	1	14.31	14.02	2
U.S. domestic composite	17.07	17.00	—	17.32	17.18	1
International priority	61.38	60.25	2	61.30	60.93	1
International economy	51.01	51.03	—	51.24	51.72	(1)
International export composite	58.30	57.76	1	58.37	58.50	—
International domestic(2)	7.05	7.06	—	6.90	6.98	(1)
Composite package yield	20.91	20.87	—	21.14	21.23	—
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,263	8,324	(1)	7,850	7,697	2
International priority	2,823	2,894	(2)	2,917	3,098	(6)
International airfreight	757	1,035	(27)	839	1,102	(24)

Total average daily freight pounds	11,843	12,253	(3)	11,606	11,897	(2)

Revenue per pound (yield):
U.S.	$1.11	$1.30	(15)	$1.20	$1.31	(8)
International priority	2.13	2.14	—	2.14	2.15	—
International airfreight	1.00	0.99	1	0.98	1.03	(5)
Composite freight yield	1.35	1.47	(8)	1.42	1.51	(6)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

FedEx Express Segment Revenues

FedEx Express segment revenues were flat in the third quarter of 2014 due to the negative impact of lower freight revenue, lower fuel surcharges and unusually severe winter weather, offset by stronger base U.S. and international export package business and one additional operating day. Revenue in the nine months of 2014 was flat due to the negative impact of lower fuel surcharges, lower freight revenue and unusually severe winter weather, offset by stronger base U.S. and international export package business and the growth of our freight-forwarding business at FedEx Trade Networks. The demand shift from our priority international services to our economy international services continued to negatively impact our results.

Freight yields decreased 8% in the third quarter and 6% in the nine months of 2014 due to lower fuel surcharges and lower rates. Freight average daily pounds decreased by 3% in the third quarter and 2% in the nine months of 2014 due to weakness in global economic conditions and capacity reductions. U.S. domestic yields remained flat for the third quarter and increased 1% for the nine months of 2014 primarily due to higher rates and weight per package, partially offset by lower fuel surcharges. International export package revenues increased 1% in the third quarter and remained flat in the nine months of 2014 as base business growth was offset by lower fuel surcharges, unfavorable exchange rate impact, and the demand shift to our lower-yielding economy services. International priority yields increased 2% in the third quarter of 2014, while international priority volumes declined 5%. Within this category, volumes for lower-yielding distribution services declined, while international priority volumes, excluding these distribution services, were flat. International domestic average daily volumes remained flat in the third quarter and increased 5% in the nine months of 2014 due to international business acquisitions during the first quarter of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.00%	10.00%	8.00%	10.00%
High	10.00	13.50	10.50	14.50
Weighted-average	9.49	11.29	9.34	12.14

International Fuel Surcharges:
Low	13.00	14.00	12.00	12.00
High	18.50	19.00	19.00	20.50
Weighted-average	16.31	16.96	16.16	16.78

In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services. In January 2013, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin increased in the third quarter of 2014 due to stronger U.S. and international export package business and lower pension expense, partially offset by lower freight revenues, an estimated $70 million year over year negative impact of severe winter weather and higher depreciation expense. In addition, operating income in the third quarter of 2014 benefited from one additional operating day and from the inclusion of costs associated with our business realignment program in the prior year results. Operating income in the third quarter of 2014 also reflects a significant negative net impact of fuel. Operating income in the nine months of 2014 improved due to stronger base U.S. and international export package business, lower pension expense and lower maintenance expense, offset by higher depreciation expense, the significant negative net impact of fuel and severe winter weather.

In the third quarter and nine months of 2014, salaries and employee benefits included lower pension expense, the delayed timing or absence of annual merit increases for many of our employees and benefits from our voluntary employee severance program. Intercompany charges decreased 7% in the third quarter and nine months of 2014 due to lower allocated sales and information technology costs, as well as the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services. Depreciation and amortization expense increased 12% during the third quarter and nine months of 2014 as a result of accelerated depreciation due to the shortened life of certain aircraft scheduled for retirement, and aircraft recently placed into service. Purchased transportation costs increased 4% in the third quarter of 2014 due to higher utilization of third-party transportation providers and increased 9% in the nine months of 2014 due to higher utilization of third-party transportation providers, prior year international acquisitions and costs associated with the expansion of our freight-forwarding business at FedEx Trade Networks.

FedEx Express aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, FedEx Express has retired older, less efficient aircraft prior to required periodic maintenance events and has introduced newly manufactured aircraft into the fleet. FedEx Express aircraft maintenance and repairs costs increased 4% in the third quarter but decreased 10% in the nine months of 2014, as the benefits from the fourth quarter of 2013 retirement of 10 aircraft and related engines due to elimination of maintenance events for certain of these engines were offset by the impact of certain maintenance events during the third quarter.

Fuel costs decreased 5% in the third quarter and 6% in the nine months of 2014 due to lower average price per gallon of jet fuel and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in the third quarter and nine months of 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues:
FedEx Ground	$2,751	$2,480	11		$7,858	$7,112	10
FedEx SmartPost	280	267	5		752	690	9

Total revenues	3,031	2,747	10		8,610	7,802	10

Operating expenses:
Salaries and employee benefits	460	405	14		1,319	1,178	12
Purchased transportation	1,253	1,121	12		3,476	3,124	11
Rentals	105	86	22		299	245	22
Depreciation and amortization	121	111	9		350	324	8
Fuel	7	6	17		14	13	8
Maintenance and repairs	57	48	19		166	140	19
Intercompany charges	287	270	6		864	794	9
Other(1)	264	233	13		753	660	14

Total operating expenses	2,554	2,280	12		7,241	6,478	12

Operating income	$477	$467	2		$1,369	$1,324	3

Operating margin	15.7%	17.0%	(130	)bp	15.9%	17.0%	(110	)bp

Average daily package volume
FedEx Ground	4,817	4,476	8		4,584	4,214	9
FedEx SmartPost	2,529	2,477	2		2,276	2,051	11

Revenue per package (yield)
FedEx Ground	$9.04	$8.92	1		$9.00	$8.86	2
FedEx SmartPost	$1.82	$1.77	3		$1.76	$1.78	(1)

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	15.2%	14.8%	15.3%	15.1%
Purchased transportation	41.3	40.8	40.4	40.0
Rentals	3.5	3.1	3.5	3.1
Depreciation and amortization	4.0	4.0	4.1	4.1
Fuel	0.2	0.2	0.2	0.2
Maintenance and repairs	1.9	1.8	1.9	1.8
Intercompany charges	9.5	9.8	10.0	10.2
Other(1)	8.7	8.5	8.7	8.5

Total operating expenses	84.3	83.0	84.1	83.0

Operating margin	15.7%	17.0%	15.9%	17.0%

(1)	Includes predominantly costs associated with outside service contracts (such as security and facility services), insurance and professional fees.

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 10% in the third quarter and nine months of 2014 due to both volume and yield growth at FedEx Ground and volume growth at FedEx SmartPost. In addition, third quarter revenues were negatively impacted by unusually severe winter weather partially offset by one additional operating day.

Average daily volume at FedEx Ground increased 8% during the third quarter and 9% in the nine months of 2014 due to market share gains resulting from continued growth in our FedEx Home Delivery service and commercial business. FedEx Ground yield increased 1% during the third quarter and 2% during the nine months of 2014 primarily due to rate increases and higher residential surcharges, partially offset by lower fuel surcharge revenue.

FedEx SmartPost volumes grew 2% during the third quarter of 2014, primarily due to the delayed start of the holiday shipping season as Cyber Week occurred in December this year versus November last year, and 11% during the nine months of 2014, primarily due to growth in e-commerce. Yields at FedEx SmartPost increased 3% during the third quarter of 2014 primarily due to rate increases and changes in service mix, partially offset by higher postage rates and lower fuel surcharges. Yields decreased 1% during the nine months of 2014 primarily due to higher postage costs and lower fuel surcharges, partially offset by rate increases. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Low	6.50%	7.00%	6.50%	7.00%
High	6.50	8.50	7.00	8.50
Weighted-average	6.50	7.56	6.61	7.75

In January 2014, FedEx Ground and FedEx Home Delivery implemented a 4.9% increase in average list price. FedEx SmartPost rates also increased. In January 2013, FedEx Ground and FedEx Home Delivery implemented a 4.9% increase in average list price. The full average rate increase of 5.9% was partially offset by adjusting the fuel price threshold at which the fuel surcharge begins, reducing the fuel surcharge by one percentage point. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 2% during the third quarter and 3% during the nine months of 2014 driven by higher volumes and yields. The FedEx Ground segment operating income for the third quarter of 2014 includes an estimated $40 million year over year negative impact of unusually severe winter weather. In addition, the increase to operating income for the third quarter and nine months of 2014 was partially offset by higher network expansion costs as we continue to invest heavily in the growing FedEx Ground and FedEx SmartPost businesses, the net negative impact of fuel and higher allocated fees. The FedEx Ground segment results for the third quarter of 2014 also benefited from the delayed start of the holiday shipping season this fiscal year and one additional operating day. The decline in operating margin for the third quarter and nine months of 2014 is primarily attributable to the negative impact of unusually severe winter weather and the negative net impact of fuel.

Salaries and employee benefits expense increased 14% during the third quarter and 12% during the nine months of 2014 primarily due to additional staffing to support volume growth. Rentals expense increased 22% in the third quarter and nine months of 2014 due to network expansion. Intercompany charges increased 6% in the third quarter and 9% in the nine months of 2014 primarily due to higher allocated marketing, information technology and sales costs.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues	$1,347	$1,237	9		$4,205	$4,013	5
Operating expenses:
Salaries and employee benefits	598	562	6		1,807	1,750	3
Purchased transportation	231	197	17		715	647	11
Rentals	31	30	3		94	88	7
Depreciation and amortization	58	55	5		172	160	8
Fuel	146	142	3		436	447	(2)
Maintenance and repairs	42	45	(7)		134	142	(6)
Business realignment costs	—	1	NM		—	1	NM
Intercompany charges	111	109	2		349	330	6
Other(1)	101	92	10		301	278	8

Total operating expenses	1,318	1,233	7		4,008	3,843	4

Operating income	$29	$4	NM		$197	$170	16

Operating margin	2.2%	0.3%	190	bp	4.7%	4.2%	50	bp

Average daily LTL shipments (in thousands)
Priority	59.5	55.3	8		61.5	59.5	3
Economy	26.3	25.2	4		27.3	26.2	4

Total average daily LTL shipments	85.8	80.5	7		88.8	85.7	4

Weight per LTL shipment (lbs)
Priority	1,280	1,250	2		1,255	1,226	2
Economy	1,002	989	1		995	993	—
Composite weight per LTL shipment	1,195	1,168	2		1,175	1,154	2

LTL yield (revenue per hundredweight)
Priority	$17.54	$17.87	(2)		$17.77	$17.91	(1)
Economy	25.71	26.17	(2)		25.83	25.92	—
Composite LTL yield	$19.67	$20.10	(2)		$19.88	$20.03	(1)

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	44.4%	45.4%	43.0%	43.6%
Purchased transportation	17.2	15.9	17.0	16.1
Rentals	2.3	2.4	2.2	2.2
Depreciation and amortization	4.3	4.5	4.1	4.0
Fuel	10.8	11.5	10.4	11.2
Maintenance and repairs	3.1	3.6	3.2	3.6
Business realignment costs	—	0.1	—	—
Intercompany charges	8.2	8.8	8.3	8.2
Other(1)	7.5	7.5	7.1	6.9

Total operating expenses	97.8	99.7	95.3	95.8

Operating margin	2.2%	0.3%	4.7%	4.2%

(1)	Includes predominantly costs associated with insurance, professional fees and outside service contracts (such as security and facility services).

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 9% during the third quarter and 5% during the nine months of 2014 due to higher average daily LTL shipments and weight per LTL shipment. In addition, the third quarter of 2014 was positively impacted by one more operating day, partially offset by the negative impact of unusually severe winter weather.

Average daily LTL shipments increased 7% in the third quarter and 4% in the nine months of 2014 due to higher demand for our FedEx Freight Priority and FedEx Freight Economy service offerings. LTL yield (revenue per hundredweight) decreased 2% during the third quarter and 1% during the nine months of 2014 due to changes in shipment characteristics and lower fuel surcharges.

Revenue per hundredweight is a commonly-used indicator of pricing trends, but this metric can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and the mix of freight. Generally, LTL freight is rated using the National Motor Freight Classification system which assigns classes based on transportation characteristics including density, risk and handling. Under the class system, low-value freight that is easy to handle, unlikely to damage and dense will receive lower class ratings (and lower yields) than expensive, light, bulky freight which is highly susceptible to damage (and produces higher yields). As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates.

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Low	23.00%	23.10%	22.70%	21.80%
High	23.70	24.40	23.70	24.40
Weighted-average	23.20	23.60	23.10	23.28

On March 3, 2014, FedEx Freight announced it will increase certain U.S. and other shipping rates by an average of 3.9% effective on March 31, 2014. In July 2013, FedEx Freight increased certain U.S. and other shipping rates by an average of 4.5%. In July 2012, FedEx Freight increased certain U.S. and other shipping rates by an average of 6.9%.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin increased in the third quarter and nine months of 2014 due to the positive impacts of higher average daily LTL shipments, higher LTL weight per shipment and greater utilization of rail in the FedEx Freight Economy service offering. FedEx Freight operating income in the third quarter of 2014 includes the year over year negative impact of unusually severe winter weather, partially offset by one additional operating day. In addition, operating income in the nine months of 2014 was negatively impacted by higher allocated intercompany costs.

Purchased transportation expense increased 17% in the third quarter and 11% in the nine months of 2014 due to increased use of rail and road third-party transportation providers and higher rates. Salaries and employee benefits increased 6% in the third quarter and 3% in the nine months of 2014 primarily due to a volume-related increase in labor hours. Other operating expenses increased 10% in the third quarter, primarily due to higher snow removal expense, and 8% in the nine months of 2014 due to higher bad debt expense and real estate taxes. Intercompany charges increased 2% in the third quarter and 6% in the nine months of 2014 primarily due to higher allocated sales costs.

Fuel costs increased 3% during the third quarter of 2014 due to higher average daily LTL shipments. Fuel costs decreased 2% during the nine months of 2014 due to increased use of purchased transportation, lower average price per gallon of diesel fuel and fuel efficiency improvements. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in the third quarter and the nine months of 2014.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.0 billion at February 28, 2014, compared to $4.9 billion at May 31, 2013. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2014	2013
Operating activities:
Net income	$1,367	$1,258
Noncash charges and credits	2,519	2,474
Changes in assets and liabilities	(1,308)	(756)

Cash provided by operating activities	2,578	2,976

Investing activities:
Capital expenditures	(2,554)	(2,430)
Business acquisitions, net of cash acquired	—	(483)
Proceeds from asset dispositions and other	23	45

Cash used in investing activities	(2,531)	(2,868)

Financing activities:
Principal payments on debt	(254)	(417)
Proceeds from debt issuances	1,997	991
Proceeds from stock issuances	462	221
Dividends paid	(142)	(132)
Purchase of treasury stock, including accelerated share repurchase agreements	(3,984)	(246)
Other	9	—

Cash (used in) provided by financing activities	(1,912)	417

Effect of exchange rate changes on cash	(10)	4

Net (decrease) increase in cash and cash equivalents	$(1,875)	$529

Cash flows from operating activities decreased $398 million in the nine months of 2014 primarily due to an income tax refund received in the prior year, voluntary employee severance program payouts and higher income tax payments, partially offset by higher net income. We made contributions of $495 million to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the nine months of 2014 and $420 million in contributions to our U.S. Pension Plans during the nine months of 2013. Capital expenditures during the nine months of 2014 were higher primarily due to increased spending for sort facility expansion at FedEx Ground and aircraft at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2014 and 2013.

During the third quarter of 2014, we repaid our $250 million 7.38% senior unsecured notes that matured on January 15, 2014. During the quarter, we issued $2.0 billion of senior unsecured debt under our current shelf registration statement, comprised of $750 million of 4.00% fixed-rate notes due in January 2024, $500 million of 4.90% fixed-rate notes due in January 2034 and $750 million of 5.10% fixed-rate notes due in January 2044. Interest on these notes is paid semiannually. We utilized the net proceeds to finance the ASR agreements as discussed below.

In October 2013, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Repurchases are made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit was set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

In January 2014, we entered into ASR agreements with two banks to repurchase an aggregate of $2.0 billion of our common stock. During the third quarter of 2014, 11.4 million shares were initially delivered to us based on then-current market prices. This does not represent the final number of shares to be delivered under the ASR agreements. The final number of shares to be purchased under each ASR agreement will be based on a discount to the volume-weighted average price of our stock during the term of the respective transaction. Purchases under the ASR agreements are expected to be completed prior to the end of 2014. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR agreements.

During the nine months of 2014, in addition to the ASR transactions, we repurchased 15.6 million shares of FedEx common stock at an average price of $128 per share for a total of $2.0 billion. As of February 28, 2014, 15.2 million shares remained under our share repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28 (in millions):

					Percent Change 2014/2013
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	2014	2013	2014	2013
Aircraft and related equipment	$308	$95	$1,001	$926	224	8
Facilities and sort equipment	215	169	545	454	27	20
Vehicles	210	106	634	610	98	4
Information and technology investments	91	100	253	272	(9)	(7)
Other equipment	40	72	121	168	(44)	(28)

Total capital expenditures	$864	$542	$2,554	$2,430	59	5

FedEx Express segment	$472	$260	$1,467	$1,526	82	(4)
FedEx Ground segment	199	102	609	365	95	67
FedEx Freight segment	110	80	250	263	38	(5)
FedEx Services segment	83	100	228	273	(17)	(16)
Other	—	—	—	3	—	NM

Total capital expenditures	$864	$542	$2,554	$2,430	59	5

Capital expenditures during the nine months of 2014 were higher than the prior-year period primarily due to increased spending for sort facility expansion at FedEx Ground and aircraft at FedEx Express. Aircraft and related equipment expenditures at FedEx Express during the nine months of 2014 included 13 Boeing 757 (“B757”) aircraft, four Boeing 767-300 Freighter (“B767F) aircraft and two Boeing 777 Freighter (“B777F”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at February 28, 2014 includes $450 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2014, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $3.8 billion in 2014 and include spending for aircraft and related equipment at FedEx Express, facility projects at FedEx Express and FedEx Ground and vehicle replacement at all our transportation segments. We invested $1.0 billion in aircraft and aircraft-related equipment in the nine months of 2014 and expect to invest approximately $399 million for aircraft and aircraft-related equipment during the remainder of 2014.

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

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 57% at February 28, 2014. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 28, 2014, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings.

In March 2014, we made $165 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. We have no additional required contributions to our U.S. Pension Plans for the remainder of 2014.

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

On December 10, 2013, FedEx Express entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. FedEx Express also deferred 11 existing options to purchase B777F aircraft by two years.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2014. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2014. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Operating activities:
Operating leases	$491	$2,006	$1,818	$1,853	$1,386	$7,502	$15,056
Non-capital purchase obligations and other	96	260	178	112	48	116	810
Interest on long-term debt	14	232	231	231	231	4,156	5,095
Quarterly contributions to our U.S. Pension Plans	165	—	—	—	—	—	165

Investing activities:
Aircraft and aircraft-related capital commitments	217	1,155	1,215	955	1,396	5,388	10,326
Other capital purchase obligations	22	3	1	—	—	—	26

Financing activities:
Debt	—	—	—	—	—	4,740	4,740

Total	$1,005	$3,656	$3,443	$3,151	$3,061	$21,902	$36,218

(1)	Cash obligations for the remainder of 2014.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2014.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($36 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $272 million in deposits and progress payments as of February 28, 2014 on aircraft purchases and other planned aircraft-related transactions.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2014, we have no scheduled principal debt payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2014, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2014, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2014, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2013; however, this strengthening did not have a material effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Number of Shares That May Yet Be Purchased Under the Programs
Dec. 1-31, 2013:
Open Market Purchases	916,700		$141.57		916,700		31,271,300
Jan. 1-31, 2014:
January 2014 ASRs	11,424,492	(a)		(a)	11,424,492	(a)	19,846,808
Open Market Purchases	2,536,700		$140.57		2,536,700		17,310,108
Feb. 1-28, 2014:
Open Market Purchases	2,101,948		$132.50		2,101,948		15,208,160

Total	16,979,840				16,979,840

(a)	In January 2014, we entered into ASR agreements with two banks to repurchase an aggregate of $2.0 billion of our common stock. During the third quarter of 2014, 11.4 million shares were initially delivered to us based on then-current market prices. This does not represent the final number of shares to be delivered under the ASR agreements. The final number of shares to be purchased under each ASR agreement will be based on a discount to the volume-weighted average price of our stock during the term of the respective transaction. Purchases under the ASR agreements are expected to be completed prior to the end of 2014.

The repurchases above were made under two share repurchase programs that were approved by our Board of Directors in March 2013 and October 2013. The March 2013 repurchase program authorized us to purchase in the open market up to an aggregate of 10 million shares of our common stock. There are now no shares remaining authorized for purchase under this program. The October 2013 repurchase program authorized us to purchase, in the open market or in privately negotiated transactions up to an aggregate of 32 million shares of our common stock. There are 15,208,160 shares remaining authorized for purchase under the October 2013 share repurchase program (from which any additional shares under the ASR agreements would be repurchased), which is the only such program that currently exists. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of August 8, 2006, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

4.2	Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

4.3	Form of 4.000% Note due 2024. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

4.4	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

4.5	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

10.1	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Supplemental Agreement No. 4 (and related side letter) dated as December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Supplemental Agreement No. 23 (and related side letters) dated as December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: March 20, 2014	/s/ JOHN L. MERINO
JOHN L. MERINO CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of August 8, 2006, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

4.2	Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

4.3	Form of 4.000% Note due 2024. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

4.4	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

4.5	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, and incorporated herein by reference).

10.1	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Supplemental Agreement No. 4 (and related side letter) dated as December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Supplemental Agreement No. 23 (and related side letters) dated as December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

E-1

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2