Form 10-K
period 2014-05-31
FEDEX CORP
filed 2014-07-14
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 29, 2013, was approximately $40.5 billion. The Registrant has no non-voting stock.

As of July 11, 2014, 285,423,144 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2014 annual meeting of stockholders to be held on September 29, 2014 are incorporated by reference in response to Part III of this Report.

Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.74
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINK BASE DOCUMENT
EX-101 DEFINITIONS LINK BASE DOCUMENT
EX-101 LABELS LINK BASE DOCUMENT
EX-101 PRESENTATION LINK BASE DOCUMENT

PART I

ITEM 1.	BUSINESS

Overview

FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in four business segments:

•

FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-definite delivery to more than 220 countries and territories, connecting markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc., which provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding, and FedEx SupplyChain Systems, Inc., which offers a range of supply chain solutions.

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to any business address in the U.S. and Canada, as well as residential delivery to nearly 100% of U.S. residences through its FedEx Home Delivery service. The FedEx Ground segment also includes FedEx SmartPost, Inc., which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service (“USPS”) for final delivery to any residential address or PO Box in the U.S.

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

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the SEC. These and other SEC filings are available through the Investor Relations page of our website, http://investors.fedex.com. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

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

We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our website, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipping, pick-up, shipment tracking, customer service and invoicing information, as well as FedEx Office services. Similarly, by making one call to FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the service best meeting their needs. Through this one point of contact, customers can select from a broad range of freight services, based on their pickup and delivery requirements, time sensitivity and the characteristics of the products being shipped. Also, we have integrated our LTL and parcel sales teams to enhance the effectiveness of our sales efforts and provide additional simplicity for our customers.

We manage our business as a portfolio — in the long-term best interest of the enterprise, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements on achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. We are also focused on increasing returns to our stockholders, as evidenced by our share repurchase program and the recent increase in our quarterly dividend.

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

Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility and uncertainty have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy. For example, in response to sluggish economic growth, in 2013 we retired from service 10 aircraft and related engines and shortened the depreciable lives of an additional 76 aircraft and related engines. In 2014, we began replacing some of our retired aircraft with the more efficient, lower-emission Boeing 767-300 Freighter aircraft (“767F”). The 767F is approximately 30% more fuel efficient and has unit operating costs that are more than 20% lower than the MD10 aircraft it is replacing.

At the same time, we continue to expand network capacity at our growing and highly successful FedEx Ground segment where we continue to boost package volumes.

The following four trends have driven world commerce and shaped the global marketplace, and we believe they will continue to do so over the long term:

•

Globalization: As the world’s economy has become more fully integrated, companies are sourcing and selling globally. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities. Despite the recent slow-down in global trade growth, we continue to believe that globalization will drive international volume growth over the long term.

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

•

Growth of E-Commerce: E-commerce continues to be a catalyst for the other three trends and is a vital growth engine for businesses, as the Internet is increasingly being used to purchase goods and services. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce. During the most recent holiday season, we saw a 14.5% growth in the volume of e-commerce shipments.

These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and move toward stronger long-term growth, productivity and profitability. To this end, we are investing in long-term strategic projects focused on expanding and modernizing our global networks to accommodate future volume growth and increase customer convenience, such as investments in B777F and B767F aircraft. We also continue to broaden and more effectively bundle our portfolio of services in response to the needs and desires of our customers. For example, during 2014, we:

•	Continued to reduce transit times and provide a better pickup experience within FedEx Ground’s growing and highly profitable network.

•

Made strategic acquisitions in Southern Africa to acquire the businesses operated by our service provider in seven countries, which gives us access to an established regional ground network and extensive knowledge of the Southern African region.

•

Reached a significant milestone in our FedEx Express European growth program when we opened the 100th new station in fewer than three years, which growth program has resulted in the addition of over 3,600 team members across Europe and the rollout of intra-country services in 13 countries.

•

Continued to execute our aggressive plan to expand the global freight forwarding presence of FedEx Trade Networks — by opening additional facilities (over 140 freight forwarding offices are now open in 27 countries), and establishing new alliances throughout the world.

•

Expanded our temperature controlled packaging portfolio to include a new “cold shipping” packaging option for customers that require a refrigerated environment of 2-8° Celsius up to 96 hours for their shipments, which should be of particular benefit to the healthcare industry, as it is easy to use, reliable, cost-effective and environmentally-friendly.

•

Expanded the availability of our sensor-based SenseAware service, which provides customers with near real-time tracking of a package’s vital statistics within the in-transit supply chain or stationary inventory monitoring, to Canadian domestic shippers and across 30 countries in Europe, Latin America and Asia Pacific, all the while adding new capabilities to provide customers with greater flexibility and reach.

Profit Improvement Initiatives

During 2013, we saw challenging global economic conditions — particularly for FedEx Express, as ongoing shifts from priority to deferred shipping services significantly impacted profitability. In response to these trends, in 2013 we announced profit improvement programs targeting annual profitability improvement of $1.6 billion at FedEx Express. Our plans position FedEx Express to exit 2016 with a run rate of $1.6 billion of additional operating profit from the 2013 base business. Our profit improvement programs include multiple initiatives, primarily across FedEx Express and FedEx Services, that are reducing our overall cost structure.

For example, in 2014 we completed a voluntary program offering cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 3,600 employees left the company. We are also streamlining support functions and eliminating redundant systems and processes. At the same time, in addition to modernizing our air fleet, we are transforming our U.S. domestic express network by closing and realigning regional and district facilities, reorganizing pickup and delivery operations while maintaining our outstanding service levels, improving flight and crew scheduling, refining aircraft maintenance processes and improving fuel efficiency of our vehicle fleet. Internationally, we are working to improve the quality of our international revenue as customers continue to make more economical choices in a low-growth global economy by moving the line-haul of certain slower-moving shipments to third-party transportation providers and better leveraging capacity within the FedEx Express international network through, for example, the reduction of flights to and from Asia. Recent international acquisitions will also help drive increases in international domestic revenues. Lastly, we are improving revenue quality by adding value for our customers with innovative and market-leading solutions, such as expanding our small and medium-size customer base and adding services for vertical industries, including healthcare and aerospace. Our way forward is clear, as we continue to make FedEx an even leaner, more efficient business.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2014, FedEx ranked 8th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 13th consecutive year we have been ranked in the top 20 on the list. Additionally, FedEx ranked 18th on the Reputation Institute’s “2014 Most Reputable U.S. Companies” list, which measures the corporate reputations of the largest U.S. companies based on consumers’ trust, esteem, admiration and good feeling towards a company. Lastly, in 2014 FedEx was again listed on Corporate Responsibility Magazine’s “100 Best Corporate Citizens” list.

FedEx is well recognized as a leader, not only in the transportation industry and for technological innovation, but also in global citizenship. We understand that a sustainable global business is tied to our global citizenship, and we are committed to connecting the world responsibly and resourcefully. Our latest published update to our global citizenship report is available at http://csr.fedex.com. These reports describe how we think about our responsibilities in the area of global citizenship and include important goals and metrics that demonstrate our commitment to fulfilling these responsibilities.

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For instance, for the past three years, since its inaugural release, FedEx Express was named as one of the top global companies to work for by The Great Place to Work® Institute in its ranking of the World’s Best Multinational Workplaces. In order to even be considered for this honor, a company must appear on at least five national Great Place to Work lists and have at least 5,000 employees worldwide. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 300,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We have three core focus areas: disaster preparedness, relief and recovery (American Red Cross, Direct Relief, Heart to Heart International and The Salvation Army); pedestrian and road safety (Safe Kids Worldwide, UN Road Safety Collaboration and United Nations Decade of Action for Road Safety); and environmental sustainability (Arbor Day Foundation, EMBARQ, National Fish & Wildlife Foundation and The Nature Conservancy). We support minority access to higher education by funding scholarships, are a major sponsor of the National Civil Rights Museum and also support Teach for America, Junior Achievement and ORBIS International. Additionally, FedEx supports communities throughout the U.S. with an annual United Way employee giving campaign. In the aftermath of Typhoon Haiyan that left millions of people in Southeast Asia in desperate need of food, water and access to medical and pharmaceutical supplies, FedEx stepped in and assisted in delivering more than $10 million worth of relief aid and medical supplies to communities across the region. For additional information on our community involvement and disaster relief efforts, see http://csr.fedex.com.

The Environment

In furtherance of our commitment to protecting the environment, we recently updated one of our long-term goals to increase FedEx Express vehicle fuel efficiency to reflect the significant progress we have made over the last several years — we have already reached more than 27 percent cumulative improvement in fuel economy since 2005. Our goal is to now increase FedEx Express vehicle fuel efficiency by 30 percent by 2020. We continue with our goal to reduce aircraft emissions by 30 percent by 2020 on an emissions per available-ton-mile basis, a goal that we increased from 20 percent in 2012. We have also established a goal of obtaining 30 percent of our jet fuel from alternative fuels by the year 2030. These efforts help us continue to reduce our environmental footprint as evidenced in 2013 when we saved 83.9 million gallons of jet fuel and lowered our aircraft carbon dioxide emissions intensity by 22.3 percent as compared to 2005 levels — all while our revenues were up.

We will continue to expand on-site renewable energy generation in our facilities where feasible. To meet our future operational needs, as discussed above, we are adding more fuel-efficient aircraft to our fleet. The use of newer and more fuel-efficient aircraft is reducing our greenhouse gas emissions and airport noise and increasing our jet fuel efficiency. Our electric delivery fleet has grown to over 360 low-emission hybrid-electric vehicles and over 200 zero-emission electric vehicles. We operate nine solar facilities around the world, including the newest roof top solar-electric system at FedEx Express’s distribution hub in Newark, New Jersey, with 8,684 solar modules covering 3.5 acres across three buildings on the roof of the Newark hub. In addition, ten FedEx facilities in the U.S., including our FedEx Express facility in Las Vegas, Nevada, our FedEx Express World Headquarters in Memphis and our enterprise data center in Colorado Springs, Colorado, have received certification in Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings. FedEx Express has made LEED certification the standard for newly built U.S. facilities.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling and the use of copy paper with recycled content, among other environmentally-responsible available choices. In fact, FedEx was ranked transportation sector leader in the CDP (formerly Carbon Disclosure Project) Global Forest Report in 2013 as a result of our commitment to responsible paper procurement at FedEx Office. One example of our environmentally-responsible innovation is our FedEx Carbon-Neutral Envelope Shipping program, offering carbon-neutral envelope shipping at no extra charge to the customer. Through this program, FedEx Express makes an investment in global projects that displace or sequester greenhouse gas emissions from the atmosphere, neutralizing the impacts of the carbon emissions emitted during the shipment of all FedEx envelopes around the world. Since the program launched in April 2012, we have offset more than 150,000 metric tons of CO2e. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. During the past year, we have added highly qualified, independent directors to the Board in Kimberly A. Jabal, Chief Financial Officer and overseer of the legal and human resources functions at Path, Inc., a privately-held social networking company, and Marvin R. Ellison, Executive Vice President – U.S. Stores of The Home Depot, Inc. The Board has taken significant steps to enhance its accountability to stockholders in recent years. For example, in September 2011, stockholders approved our proposal to amend FedEx’s certificate of incorporation in order to allow holders of 20 percent or more of FedEx’s common stock the right to call special meetings of stockholders. Additionally, in June 2012, the Board adopted a lead independent director corporate governance structure.

Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, in light of best practices and makes whatever changes are necessary to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which apply to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available in the corporate governance section of the Investor Relations page of our website at http://investors.fedex.com. We will post in the Corporate Governance section of the Investor Relations page of our website information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required.

Business Segments

The following describes in more detail the operations of each of our reportable segments:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of package and freight, connecting markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 162,000 employees and has approximately 55,500 drop-off locations (including FedEx Office centers), 650 aircraft and approximately 55,000 vehicles and trailers in its integrated global network.

Services

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire U.S. population. FedEx Express offers three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. FedEx Express also offers U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market. Additionally, FedEx One Rate was introduced in October 2013 and gives U.S. customers a simple, predictable flat rate shipping option that is calculated based on the packaging type, service selected and destination.

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority package services provide time-definite delivery within one, two or three business days worldwide. FedEx International Economy package services provide time-definite delivery within five business days worldwide. FedEx International First provides a time-definite, customs-cleared, door-to-door express service with a pre-defined delivery commitment as early as 8:00 a.m. in the U.S., 9:00 a.m. in Europe, and 10:00 a.m. in Asia, Canada and Latin America, covering 19 destination countries. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India, Mexico, Brazil, France, Poland and South Africa. In addition, FedEx Express offers comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

We also provide FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Express and FedEx Ground packages en route to their homes, and can choose various delivery options.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Customer Technology.”

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe, Latin America and Southern Africa. In 2014 we made a strategic move in Southern Africa by acquiring the businesses operated by our service provider in the following seven countries: South Africa, Botswana, Malawi, Mozambique, Namibia, Swaziland and Zambia.

This acquisition, along with our 2013 acquisitions of transportation companies in Poland, France and Brazil and our 2012 acquisition of a Mexican domestic express package delivery company, gives us more robust transportation networks within these countries and added capabilities in these important international markets, continues our strategic European, Latin American and African growth plans and is expected to provide important contributions to our long-term growth, productivity and profitability. Additionally, in May 2014, we reached a significant milestone in our European growth program when we opened our 100th new station — in Seville, southern Spain.

Since we began serving mainland China in 1984, we have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Our new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in April 2014, serves as a consolidation point for shipments from northern Asia to the U.S., and operates as an international gateway for customers in western Japan. Additionally, in October 2012, we announced plans to establish a new International Express and Cargo Hub in Shanghai. This new facility, with designated onsite customs clearance, will be located at Shanghai’s Pudong International Airport and is slated for completion in early 2017. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the USPS for the provision of domestic air transportation services to the USPS for its First Class, Priority and Express Mail that runs through September 2020. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (GXG) under a separate agreement.

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

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2014 was based on the average spot price for jet fuel published for April 2014. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2014 — 9%; 2013 — 12%; and 2012 — 14%. These percentages reflect certain fuel surcharge reductions that are associated with our annual base rate increases.

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland, Fort Worth and Greensboro and major metropolitan sorting facilities in Los Angeles and Chicago.

Facilities in Anchorage, Paris, Guangzhou, Cologne/Bonn and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Guangzhou, Paris, Cologne/Bonn and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.

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

FedEx Office offers retail access to FedEx Express shipping services at all of its U.S. and Canadian retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

Fuel Supplies and Costs

During 2014, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2014	$3,506	7.7%
2013	3,683	8.3
2012	3,867	9.1
2011	3,178	8.1
2010	2,342	6.7

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

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery concerns, air freight forwarders and the USPS. FedEx Express’s principal international competitors are DHL, UPS, TNT Express, foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2014, FedEx Express employed approximately 112,000 permanent full-time and approximately 50,000 permanent part-time employees, of which 13% are employed in the Memphis area. FedEx Express’s international employees in the aggregate represent 37% of all employees.

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

FedEx Trade Networks

FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. Specifically, FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (C-TPAT) program, and through its WorldTariff subsidiary, publishes customs duty and tax information for approximately 180 customs areas worldwide. Additionally, FedEx Trade Networks provides customs clearance services for FedEx Express at its major U.S. hub facilities.

FedEx Trade Networks continues to execute an aggressive plan to expand its global freight forwarding presence — by opening additional facilities (over 140 freight forwarding offices are now open in 27 countries) and establishing new alliances throughout the world. Value-added services of FedEx Trade Networks include Global Trade Data, an information tool that allows customers to track and manage imports. In addition, in 2014, FedEx Trade Networks launched FedEx International Direct Priority Ocean services in India, offering specialized ocean freight forwarding services to the U.S. for companies exporting products out of India. The service is more cost-effective than air freight, but faster and more reliable than traditional ocean shipping.

FedEx Trade Networks has approximately 4,700 employees and 145 offices in 130 service locations throughout North America and in Asia, Europe, the Middle East, Latin America and Africa. FedEx Trade Networks maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx SupplyChain Systems

FedEx SupplyChain is an integrated logistics provider offering a range of supply chain solutions that leverage FedEx information technology and transportation networks around the world. The company offers services that include critical inventory logistics, transportation management and temperature-controlled transportation through a network of owned and managed resources — all tightly integrated via advanced information technology systems. FedEx SupplyChain also offers expanded visibility and control features, as well as new stocking locations to support worldwide FedEx Critical Inventory Logistics customers with high-value, critical orders.

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

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. FedEx Ground’s ongoing network expansion program is substantially increasing the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology, the expansion of existing hubs and the expansion or relocation of other existing facilities.

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

Additionally, FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Ground packages en route to their homes and can choose various delivery options.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account.

Effective in January 2015, FedEx Ground will apply dimensional weight pricing to all shipments. Currently, FedEx Ground applies dimensional weight pricing only to packages measuring three cubic feet or greater. Dimensional weight pricing is a common industry practice that sets the transportation price based on package volume — the amount of space a package occupies in relation to its actual weight.

FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for June 2014 was based on the average diesel fuel price published for April 2014. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 538 facilities, including 33 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 42,000 owner-operated vehicles and approximately 44,000 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

Advanced automated sorting technology is used to streamline the handling of millions of packages daily. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. and Canadian retail locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.

As of May 31, 2014, FedEx Ground had approximately 56,500 employees. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Henry J. Maier is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS, the USPS and regional delivery carriers.

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

FedEx Ground has made changes to its relationships with the small businesses it contracts with that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example, FedEx Ground has implemented its Independent Service Provider (“ISP”) model in a number of states. The ISP model requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract. To date, FedEx Ground has transitioned to the ISP model in 17 states. Depending on a number of considerations, FedEx Ground may transition to it in other states as well.

In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with businesses that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize owners who choose to grow their businesses by adding routes. During May 2014, approximately 90% of FedEx Ground’s package volume was delivered by business owners operating multiple routes.

FedEx SmartPost

FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the USPS for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a USPS facility for final delivery by a postal carrier. Through its network of 27 distribution hubs and approximately 7,700 employees, FedEx SmartPost provides delivery to all residential addresses in the U.S., including PO Boxes and military destinations. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

FedEx Freight Segment

FedEx Freight

FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity and reliability to meet the needs of LTL shippers — FedEx Freight Priority, when speed is critical to meet supply chain needs, and FedEx Freight Economy, when time can be traded for cost savings. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority, which has the fastest published transit times of any nationwide LTL service, offers a no-fee money-back guarantee on eligible shipments. Internationally, FedEx Freight Canada offers FedEx Freight Priority service, serving most points in Canada, as well as FedEx Freight Priority and FedEx Freight Economy service between Canada and the U.S. FedEx Freight Priority has the fastest published transit times of any LTL service connecting the U.S. and major Canadian markets (Toronto, Montreal, Vancouver, Ottawa and Calgary) with a single network. In addition, FedEx Freight serves Mexico, Puerto Rico and the U.S. Virgin Islands via alliances.

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight, FedEx Express and FedEx Ground. These solutions make freight shipping easier and provide customers easy access to their account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Customers can also process cross-border LTL shipments to and from Canada and Mexico, as well as intra Canada and Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Ship Manager Server and FedEx Web

Services. Additionally, FedEx Freight A.M. offers freight delivery by 10:30 a.m. within and between the U.S. and Canada, backed by a money-back guarantee. FedEx Freight has an indexed fuel surcharge that applies to certain LTL shipments, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel. This surcharge was increased by 3 percentage points effective June 2, 2014 but still remains one of the lowest among the major LTL carriers in the U.S.

As of May 31, 2014, FedEx Freight was operating approximately 62,000 vehicles and trailers from a network of approximately 370 service centers, and the FedEx Freight segment had approximately 36,000 employees. William J. Logue is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), Con-way Freight (a subsidiary of Con-way Inc.), UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight (a subsidiary of ArcBest Corporation).

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the U.S., Canada and Mexico. Among its services are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; White Glove Services, for shipments that require extra care in handling, temperature control or specialized security; and ShipmentWatch, an offering through which FedEx Custom Critical manages SenseAware® devices to track customers’ shipments — by programming the device to the customer’s requirements prior to the shipment, sending the device to the shipper and then proactively monitoring the shipment from pickup to delivery. In addition, its subsidiary FedEx Truckload Brokerage provides freight brokerage solutions within the U.S. and into and out of Canada and Mexico. Service is available 24 hours a day, 365 days a year. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments. Through the company’s Shipping Toolkit, customers can quote, ship, track and map shipments; view and print out copies of a shipment’s bill of lading, proof of delivery and invoice; and manage their online accounts. FedEx Custom Critical utilizes approximately 1,350 vehicles, operated by independent contractors and their drivers.

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

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2014, the FedEx Services segment had approximately 27,000 employees (including approximately 15,000 at FedEx Office).

Customer Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, FedEx won first place in the category of Productivity Innovation, and ranked No. 14 overall on the 2014 InformationWeek Elite 100 list — a compilation of the top business technology innovators in the U.S.

Our technology strategy is driven by our desire for customer satisfaction. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning website, together with our customer integrated solutions.

The fedex.com website was launched nearly 20 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com website is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments.

FedEx Mobile is a suite of services available on most web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® devices. The FedEx Mobile website has expanded to more than 220 countries and territories and 26 languages. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location information. FedEx Office has its own iPhone®, iPad® and Android™ apps that allow customers to print directly from their smartphones to any FedEx Office location in the U.S. or have the order delivered right to their door, while also allowing customers to get account-specific pricing, track print orders or packages, or find the nearest FedEx Office location. FedEx Office self-serve printers give customers even more flexibility by allowing direct USB access to print documents, as well as the ability to retrieve documents submitted via Google Cloud Print, HP ePrint, Breezy and Canon Forms & Print Services for Salesforce with a secure retrieval code. In addition, FedEx Office self-serve printers and mobile applications give customers the ability to login to their Google Drive, Box and Dropbox cloud accounts, select a document and print. FedEx also uses wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

FedEx innovation continued in 2014 with our FedEx Ship&Get® pilot program, which is a new shipping and delivery option available at select retail locations that allows customers to use stand-alone kiosks and lockers that are managed electronically to ship or pick up packages at their convenience.

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

Marketing

The FedEx brand name is symbolic of outstanding service, reliability and speed. Emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players

•	The Title sponsor of the FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital

•	The National Football League (NFL), as its “Official Delivery Service Sponsor” and “Official Office Services Provider of the NFL”

•	FedExField in Washington, DC

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament

•	FedExForum in Memphis, TN

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

Global ISO 9001 Certification

FedEx Services provides our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. FedEx’s global certification, encompassing the processes of FedEx Express, FedEx Ground and FedEx Services, enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the U.S. and Japan, recognize ISO standards.

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

In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail product assortment. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped using any of the full range of FedEx day-definite ground shipping and time-definite global express shipping services, FedEx Office provides a complete “pack-and-ship” solution. FedEx Office is rolling out a new packing service, Pack Plus, which expands our packing and shipping capabilities. FedEx Office locations with Pack Plus offerings have new custom box building capabilities and techniques, a more robust assortment of specialty boxes and enhanced packing supplies, equipment and tools to serve our customers’ needs.

Almost all FedEx Office locations provide local pick-up and delivery service — an offering whereby a FedEx courier picks up a customer’s job at the customer’s location and then returns the finished product to the customer — with options and service areas varying by location. Additionally, through cloud printing with FedEx Office Print Online, customers can upload files from some of the most popular cloud websites including Box, Dropbox and Google Drive™ and then select from a variety of printing options, and can choose to pick up their completed order at FedEx Office locations nationwide or have the order delivered right to their door. Customers also have the ability to access these same cloud files through a USB drive or mobile device at self-serve copiers in FedEx Office locations, giving them seamless access to their files across our online and retail channels. Lastly, we now offer our FedEx SameDay City service in select U.S. ZIP codes, which allows customers to get their packages across town in the same day with local delivery by FedEx Office uniformed employees.

As of May 31, 2014, FedEx Office operated approximately 1,800 locations, including 31 locations in four foreign countries, as well as 31 closed production centers. FedEx Office is headquartered in Dallas, Texas.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx SupplyChain, FedEx TechConnect, FedEx Trade Networks, FedEx SmartPost and FedEx Custom Critical, among others, are trademarks, service marks and trade names of Federal Express Corporation, or the respective companies, for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

International. FedEx Express’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. The right of a U.S. carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the U.S. and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner. Additionally, global air cargo carriers, such as FedEx Express, are subject to current and potential additional aviation security regulation by foreign governments.

Our operations outside of the U.S., such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

Labor. All U.S. employees at FedEx Express are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the U.S. at our other companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.

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

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 72 through 76 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2014, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft)(1)

Boeing B777F	25	0	25		233,300
Boeing MD11	38	26	64		192,600
Boeing MD10-30	15	1	16		175,900
Boeing MD10-10	45	0	45		137,500
Boeing 767F	4	0	4		127,100
Airbus A300-600	35	36	71		106,600
Airbus A310-200/300	29	0	29		83,170
Boeing B757-200	106	0	106	(2)	63,000
ATR 72-202/212	21	0	21		17,970
ATR 42-300/320	26	0	26		12,070
Cessna 208B	243	0	243		2,830

Total	587	63	650

(1)	Maximum gross structural payload includes revenue payload and container weight.
(2)	Includes 18 aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

•

The MD10s are three-engine, wide-bodied aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The B767Fs are two-engine, long-range, wide-bodied cargo aircraft.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s.

•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.

•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

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

At May 31, 2014, FedEx Express operated approximately 55,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2014, with the year of expected delivery:

	B757	B767F(1)	B777F(2)	Total

2015	13	12	—	25
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
2019	—	4	2	6
Thereafter	—	—	12	12

Total	13	48	18	79

(1)	As of May 31, 2014, our obligation to purchase four of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

(2)	As of May 31, 2014, our obligation to purchase nine of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

As of May 31, 2014, deposits and progress payments of $396 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2014, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour) (1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	784	3,663,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2028

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	448,935	63,000	City of Oakland	2036

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028	(5)

Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025	(6)

International
Anchorage, Alaska(2)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023

Paris, France(3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany(3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China(4)	155	873,006	64,000	Guangdong Airport Management Corp.	2029

Osaka, Japan(4)	17	425,206	9,000	New Kansai International Airport Co., Ltd.	2024

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

FedEx Express has additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. FedEx Express also has a substantial presence at airports in Hong Kong, Taiwan, Dubai and Miami.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express owns its headquarters campus, which comprises nine separate buildings with approximately 1.3 million square feet of space. FedEx Express also leases 39 facilities in the Memphis area for administrative offices and warehouses.

FedEx Express owns or leases 641 facilities for city station operations in the United States. In addition, 618 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2014, FedEx Express had approximately 40,000 Drop Boxes. FedEx Express also has approximately 14,200 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, FedEx Express had approximately 6,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania area in an approximately 500,000 square-foot building owned by FedEx Ground. As of May 31, 2014, FedEx Ground had approximately 44,000 company-owned trailers and owned or leased 538 facilities, including 33 hubs. In addition, approximately 42,000 owner-operated vehicles support FedEx Ground’s business. Of the 341 facilities that support FedEx Home Delivery, 256 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 33 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 363,000 square feet and range in size from 54,000 to 715,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices for the FedEx Freight business in Harrison, Arkansas. As of May 31, 2014, FedEx Freight operated approximately 62,000 vehicles and trailers and approximately 370 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 860 to 220,000 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services and FedEx Express lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2014, FedEx Office operated approximately 1,800 locations, including 31 locations in four foreign countries, as well as 31 closed production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and average 4,000 square feet in size. We have a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (more than 800 locations).

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	69	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	60	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Name and Office	Age	Positions and Offices Held and Business Experience

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	55	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of First Horizon National Corporation, a financial services holding company.

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	58	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Level 3 Communications, Inc., a global communications services company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	60	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities, Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Name and Office	Age	Positions and Offices Held and Business Experience

William J. Logue President and Chief Executive Officer, FedEx Freight Corporation	56	President and Chief Executive Officer of FedEx Freight Corporation (parent of FedEx Freight) since March 2010; President of FedEx Freight Corporation from December 2009 to February 2010; Executive Vice President and Chief Operating Officer — U.S. of FedEx Express from March 2008 to November 2009; Executive Vice President — U.S. Operations and System Support of FedEx Express from September 2006 to March 2008; Senior Vice President — U.S. Operations of FedEx Express from August 2004 to September 2006; Senior Vice President — Air-Ground and Freight Services of FedEx Express from 1999 to August 2004; Vice President — National Hub Operations, Memphis Hub of FedEx Express from 1995 to 1999; and various operations management positions with FedEx Express from 1989 to 1995.

Henry J. Maier President and Chief Executive Officer, FedEx Ground	60	President and Chief Executive Officer of FedEx Ground since June 2013; Executive Vice President — Strategic Planning and Communications of FedEx Ground from September 2009 to June 2013; Senior Vice President — Strategic Planning and Communications of FedEx Ground from December 2006 to September 2009; Vice President — Marketing of FedEx Services from March 2000 to December 2006; Vice President — Marketing and Communications of FedEx Ground from June 1999 to March 2000; and various management positions in logistics, sales, marketing and communications with RPS, Inc. and Caliber Logistics, Inc. from 1986 to 1999.

Christine P. Richards Executive Vice President, General Counsel and Secretary	59	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 11, 2014, there were 12,877 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2014
Fourth Quarter	$144.85	$130.64	$0.15
Third Quarter	144.39	128.17	0.15
Second Quarter	140.55	106.38	0.15
First Quarter	113.34	94.60	0.15

Fiscal Year Ended May 31, 2013
Fourth Quarter	$109.66	$90.61	$0.14
Third Quarter	107.50	87.99	0.14
Second Quarter	94.26	83.92	0.14
First Quarter	93.17	83.80	0.14

FedEx also paid a cash dividend on July 3, 2014 ($0.20 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

The following table provides information on FedEx’s repurchases of our common stock during the fourth quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
Mar. 1-31, 2014	1,642,552	$135.46	1,642,552	13,565,608
Apr. 1-30, 2014	2,875,822	133.98	2,875,822	10,689,786
May 1-31, 2014	5,347,376	135.83	5,347,376	5,342,410

Total	9,865,750	$135.23	9,865,750

(a)

In January 2014, we entered into accelerated share repurchase (“ASR”) agreements with two banks to repurchase an aggregate of $2.0 billion of our common stock. During the third quarter of 2014, 11.4 million shares were initially delivered to us based on then-current market prices. During the fourth quarter of 2014, the ASR transactions were completed and we received 3.4 million additional shares. The final number of shares delivered upon settlement of each ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the respective transactions. In total, 14.8 million shares were delivered under the ASR agreements.

The repurchases above were made under a share repurchase program that was approved by our Board of Directors in October 2013. This repurchase program has, in addition to the then-existing repurchase authorization, authorized us to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 32 million shares of our common stock. As of July  11, 2014, 2,145,534 shares remained authorized for purchase under our share repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2014 is presented on page 130 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 36 through 77 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 129 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2014 thereon, are presented on pages 80 through 128 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 78 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 79 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 13, 2014, Steven R. Loranger provided notice of his decision to retire from the Board of Directors of FedEx Corporation, effective immediately before the next annual meeting of FedEx’s stockholders on September 29, 2014, and not stand for reelection. Mr. Loranger has served with distinction on the FedEx Board since 2006.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on September 29, 2014, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on September  29, 2014, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on September 29, 2014, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on September 29, 2014, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2014 and 2013 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on September 29, 2014, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2014 thereon, are listed on pages 34 through 35 and presented on pages 80 through 128 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 14, 2014 thereon, is presented on pages 131 through 132 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

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

FEDEX CORPORATION

Dated: July 14, 2014	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH Frederick W. Smith	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2014

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 14, 2014

/s/ JOHN L. MERINO John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 14, 2014

/s/ JAMES L. BARKSDALE * James L. Barksdale	Director	July 14, 2014

/s/ JOHN A. EDWARDSON * John A. Edwardson	Director	July 14, 2014

/s/ MARVIN R. ELLISON * Marvin R. Ellison	Director	July 14, 2014

/s/ KIMBERLY A. JABAL * Kimberly A. Jabal	Director	July 14, 2014

/s/ SHIRLEY ANN JACKSON * Shirley Ann Jackson	Director	July 14, 2014

Signature	Capacity	Date

/s/ STEVEN R. LORANGER * Steven R. Loranger	Director	July 14, 2014

/s/ GARY W. LOVEMAN * Gary W. Loveman	Director	July 14, 2014

/s/ R. BRAD MARTIN * R. Brad Martin	Director	July 14, 2014

/s/ JOSHUA COOPER RAMO * Joshua Cooper Ramo	Director	July 14, 2014

/s/ SUSAN C. SCHWAB * Susan C. Schwab	Director	July 14, 2014

/s/ DAVID P. STEINER * David P. Steiner	Director	July 14, 2014

/s/ PAUL S. WALSH * Paul S. Walsh	Director	July 14, 2014

*By: /s/ JOHN L. MERINO John L. Merino Attorney-in-Fact		July 14, 2014

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

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2014 results compared to 2013, and 2013 results compared to 2012. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2015.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2015) for each of our reportable transportation segments.

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

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per hundredweight and shipment for LTL freight shipments);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” includes costs predominantly associated with outside service contracts (such as security and facility services), insurance, uniforms, professional fees and advertising.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2014 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2014	2013(1)	2012(2)	2014/2013		2013/2012
Revenues	$45,567	$44,287	$42,680	3		4

Operating income	3,446	2,551	3,186	35		(20)

Operating margin	7.6%	5.8%	7.5%	180	bp	(170	)bp

Net income	$2,097	$1,561	$2,032	34		(23)

Diluted earnings per share	$6.75	$4.91	$6.41	37		(23)

(1)	Operating expenses include $560 million for business realignment costs and a $100 million impairment charge resulting from the decision to retire 10 aircraft and related engines at FedEx Express.

(2)

Operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve that was initially recorded in 2011 at FedEx Express.

The following table shows changes in revenues and operating income by reportable segment for 2014 compared to 2013, and 2013 compared to 2012 (dollars in millions):

	Revenues				Operating Income
	Dollar Change		Percent Change		Dollar Change		Percent Change
	2014/ 2013	2013/ 2012	2014/ 2013	2013/ 2012	2014/ 2013	2013/ 2012	2014/ 2013	2013/ 2012
FedEx Express segment(1)	$(50)	$656	—	2	$617	$(705)	111	(56)
FedEx Ground segment(2)	1,039	1,005	10	10	167	24	9	1
FedEx Freight segment(3)	356	119	7	2	111	46	53	28
FedEx Services segment	(44)	(91)	(3)	(5)	—	—	—	—
Other and eliminations	(21)	(82)	NM	NM	—	—	—	—

	$1,280	$1,607	3	4	$895	$(635)	35	(20)

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

Overview

Our revenues and earnings for 2014 increased due to improved performance of all our transportation segments. In addition, our 2014 results benefited from lower pension expense, our voluntary employee severance program and reduced variable incentive compensation, partially offset by the significant negative net impact of fuel, an estimated $70 million year-over-year negative impact of severe weather and one fewer operating day. Our year-over-year earnings comparisons benefited from the inclusion in the prior year results of business realignment costs and an aircraft impairment charge (described below).

In 2014, we repurchased an aggregate of $4.9 billion of our common stock through open market purchases and through accelerated share repurchase (“ASR”) agreements with two banks. Share repurchases in 2014 had a modest positive impact on earnings per diluted share. See additional information on the share repurchase program in Note 1 of the accompanying consolidated financial statements.

Our 2013 results include business realignment costs of $560 million, primarily related to our voluntary cash buyout program. Furthermore, in 2013, we retired from service 10 aircraft and related engines, which resulted in a noncash asset impairment charge of $100 million. These items negatively impacted our earnings by $1.31 per diluted share. Beyond these factors, our results for 2013 benefited from the strong performance of FedEx Ground, which continued to grow market share, and ongoing profit improvement at FedEx Freight. However, a decline in profitability was experienced at our FedEx Express segment resulting from ongoing shifts in demand from our priority international services to economy international services which could not be fully offset by network cost and capacity reductions in 2013.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)	International domestic average daily package volume represents our international intra-country express operations, including countries such as India, Mexico and Brazil.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$15.00
$14.00
$15.59
$17.12
$17.33
$17.42
2011
2012
2013
2014

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$56.08
$60.83
$58.72
$58.92
$7.38
$6.74
$6.99
$6.95
2011
2012
2013
2014
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$10.00
$8.00
$6.00
$4.00
$2.00
$-
$8.17
$8.77
$8.94
$9.10
$1.72
$1.81
$1.77
$1.78
2011
2012
2013
2014
FedEx Ground
FedEx SmartPost

FedEx Freight
LTL Revenue per Shipment
$250.00
$240.00
$230.00
$220.00
$210.00
$200.00
$208.63
$226.24
$231.52
$234.23
2011
2012
2013
2014

Revenue

Revenues increased 3% in 2014, primarily due to higher volumes at FedEx Ground and FedEx Freight and yield increases at FedEx Ground. Revenues at all of our transportation segments in 2014 were negatively impacted by one fewer operating day and unusually severe weather. At our FedEx Ground segment, revenues increased 10% in 2014 due to higher volume from market share gains and increased yields as a result of rate increases. Revenues at FedEx Freight increased 7% during 2014 primarily due to higher average daily LTL shipments and revenue per LTL shipment. At FedEx Express, revenues were flat as lower fuel surcharges and lower freight revenue were offset by revenue growth in our base U.S. and international export package business and growth in our freight-forwarding business at FedEx Trade Networks. The continuing demand shift from our priority international services to our economy international services dampened revenue growth at FedEx Express.

Revenues increased 4% in 2013 primarily driven by increases in international domestic revenue at FedEx Express and volume growth at FedEx Ground. At FedEx Ground, revenues increased 10% in 2013 primarily due to volume growth from market share gains. At FedEx Express, revenues increased 2% due to increases in international domestic revenues from recent acquisitions and growth in our freight-forwarding business at FedEx Trade Networks. Base revenue growth at FedEx Express in 2013 was constrained by global economic conditions as shifts in demand from our priority international services to our economy international services and lower rates resulted in declines in international export package yields. At FedEx Freight, revenues increased 2% in 2013 as a result of higher yield and average daily LTL shipments.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2014	2013		2012
Operating expenses:
Salaries and employee benefits	$16,555	$16,570		$16,099
Purchased transportation	8,011	7,272		6,335
Rentals and landing fees	2,622	2,521		2,487
Depreciation and amortization	2,587	2,386		2,113
Fuel	4,557	4,746		4,956
Maintenance and repairs	1,862	1,909		1,980
Business realignment, impairment and other charges	—	660	(1)	134	(2)
Other	5,927	5,672		5,390

Total operating expenses	$42,121	$41,736		$39,494

	Percent of Revenue
	2014	2013	2012
Operating expenses:
Salaries and employee benefits	36.3%	37.4%	37.7%
Purchased transportation	17.6	16.4	14.9
Rentals and landing fees	5.7	5.7	5.8
Depreciation and amortization	5.7	5.4	5.0
Fuel	10.0	10.7	11.6
Maintenance and repairs	4.1	4.3	4.6
Business realignment, impairment and other charges	—	1.5 (1)	0.3 (2)
Other	13.0	12.8	12.6

Total operating expenses	92.4	94.2	92.5

Operating margin	7.6%	5.8%	7.5%

(1)	Includes predominantly severance costs associated with our voluntary buyout program and charges resulting from the decision to retire 10 aircraft and related engines at FedEx Express.

(2)	Represents charges resulting from the decision to retire 24 aircraft and related engines at FedEx Express.

Operating income increased in 2014 primarily as a result of increased yields and higher volumes at FedEx Ground and FedEx Express and improved volumes, revenue per shipment and operational efficiencies at FedEx Freight. Our results for all our transportation segments were positively impacted by the inclusion in 2013 of costs associated with our business realignment program and an aircraft impairment charge as described below. Operating income in 2014 included a significant negative net impact of fuel, one fewer operating day and year-over-year impact of unusually severe weather.

Purchased transportation costs increased 10% in 2014 due to volume growth at FedEx Ground, higher utilization of third-party transportation providers at FedEx Express, including recent business acquisitions at FedEx Express, higher utilization of third-party transportation providers at FedEx Freight and the expansion of our freight-forwarding business at FedEx Trade Networks. Depreciation and amortization expense increased 8% in 2014 primarily due to accelerated depreciation on certain aircraft scheduled for retirement, and aircraft recently placed in service at FedEx Express. Salaries and employee benefits expense in 2014 was flat due to the benefits from our voluntary employee buyout program, lower pension expense, the delayed timing or absence of merit increases for many of our employees and reduced variable incentive compensation. Maintenance and repairs decreased 2% in 2014 due to network adjustments at FedEx Express and the continued modernization of our aircraft fleet, which impacted the timing of certain maintenance events.

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense decreased 4% during 2014 primarily due to lower average price per gallon of jet fuel and lower aircraft fuel usage. Our fuel surcharges, which are more fully described in the “Quantitative and Qualitative Disclosures About Market Risk” section of this MD&A, have a timing lag and are designed to pass through the price of fuel not included in our base shipping rates to our customers. Our results are affected by the net impact of fuel, which is the fuel surcharge timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in 2014.

Our analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express and FedEx Ground services. However, this analysis does not consider the negative effects that fuel surcharge levels may have on our business, including reduced demand and shifts by our customers to lower-yielding services. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative fuel surcharge rates in effect for 2014, 2013 and 2012 in the accompanying discussions of each of our transportation segments.

In 2013, our operating income and operating margin decreased primarily due to the impact of business realignment costs, aircraft impairment charges and accelerated aircraft depreciation. Beyond these factors, operating income was positively impacted in 2013 by higher volumes and increased yields at our FedEx Ground segment and by increased yields and higher volumes at our FedEx Freight segment. However, the ongoing shifts in demand from priority international services to economy international services and lower rates resulted in a substantial decline in profitability at FedEx Express.

Purchased transportation increased 15% in 2013 due to volume growth at FedEx Ground, international business acquisitions during the year and the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and benefits increased 3% in 2013 primarily due to increases in pension and group health insurance costs, partially offset by lower incentive compensation accruals. Other expenses increased 5% in 2013 primarily due to the impact of international acquisitions and the reversal in 2012 of a legal reserve.

Fuel expense decreased 4% during 2013 primarily due to lower jet fuel prices and lower aircraft fuel usage. Based on a static analysis of the impact to operating income of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact on operating income in 2013.

Interest Expense

Interest expense increased $78 million in 2014 primarily due to increased interest expense from our January 2014 debt offering, 2013 debt issuances and a reduction in capitalized interest. Interest expense increased $30 million in 2013 primarily due to a reduction in capitalized interest and increased interest expense from 2013 debt issuances.

Income Taxes

Our effective tax rate was 36.3% in 2014, 36.4% in 2013 and 35.3% in 2012. Our 2012 rate was favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.2% benefit to our 2014 effective tax rate. Our cumulative permanently reinvested foreign earnings were $1.6 billion at the end of 2014 and $1.3 billion at the end of 2013.

The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2014	2013	2012
Current	$624	$512	$(120)
Deferred	238	175	947

Total Federal Provision	$862	$687	$827

Our current federal income tax expenses in 2012, and to a lesser extent 2013 and 2014, were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation benefits accelerated into an earlier year are foregone in later years.

For 2015, we expect our effective tax rate to be between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. We also expect our current federal income tax expense to increase in 2015 due to expected higher earnings, along with other items such as lower accelerated depreciation benefits.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and our global tax profile can be found in Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

On May 1, 2014, we expanded the international service offerings of FedEx Express by completing our acquisition of the businesses operated by our previous service provider Supaswift (Pty) Ltd. in seven countries in Southern Africa, for $36 million in cash from operations. A significant amount of the purchase price was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit. This acquisition gives us an established regional ground network and extensive knowledge of the Southern African region.

In 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million.

In 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million.

These acquisitions were completed using cash from operations. The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Profit Improvement Programs

During 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services targeting annual profitability improvement of $1.6 billion at FedEx Express. We expect the majority of the benefits from our profit improvement programs to occur in 2015 and 2016 as our various cost reduction and efficiency initiatives gain traction. Our plans position FedEx Express to exit 2016 with a run rate of $1.6 billion in additional operating profit from the 2013 base business. Our ability to achieve the profit improvement target and other benefits from these programs is dependent upon a number of factors, including the health of the global economy and future customer demand.

During 2014, we completed a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 3,600 employees left the company. Costs of the benefits provided under the voluntary employee severance program were recognized in 2013 when eligible employees accepted their offers. Payments under this program were made at the time of departure and totaled approximately $300 million in 2014 and $180 million in 2013.

The cost of the program is included in the caption “Business realignment, impairment and other charges” in our consolidated statements of income. Also included in that caption are other external costs directly attributable to our business realignment activities, such as professional fees. See Note 1 of the accompanying consolidated financial statements for further discussion of the voluntary employee severance program.

In addition, see the “Long-lived Assets” section of our “Critical Accounting Estimates” for a discussion of fleet modernization actions taken in 2013 and 2012.

Outlook

We anticipate revenue and earnings growth in 2015 driven by ongoing improvements in the results of all of our transportation segments as our expectations for moderate global economic growth drive volume and yield improvements. Our results in 2015 will benefit from continued execution of the profit improvement programs noted above, including our voluntary employee severance program. This program provided a modest benefit in 2014 due to the staggered nature of the employee departure dates. However, the full benefit of the voluntary severance program will be realized in 2015. Our earnings per share results for 2015 will also benefit from our share repurchase program announced in 2014 (a benefit of approximately $0.45 per diluted share) and lower pension expense due to strong asset returns in 2014. Our expectations for earnings growth in 2015 are dependent on key external factors including fuel prices and the pace of improvement in the global economy.

Our capital expenditures for 2015 are expected to increase to approximately $4.2 billion for additional aircraft deliveries in 2015 to support our fleet modernization program and continued expansion of the FedEx Ground network. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investments and are balanced with our outlook for global economic conditions. For additional details on key 2015 capital projects, refer to the “Capital Resources” and “Liquidity Outlook” sections of this MD&A.

Our outlook assumes no year-over-year net fuel impact and is dependent upon a stable pricing environment for fuel, as volatility in fuel prices impacts our fuel surcharge levels, fuel expense and demand for our services. Historically, our fuel surcharges have largely offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. For example, we purchase jet fuel on a global basis with pricing terms correlated to four primary jet fuel indices. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect our earnings either positively or negatively in the short-term.

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

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 9 of our consolidated financial statements.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under US GAAP (and International Financial Reporting Standards). This standard will be effective for us beginning in fiscal 2018. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FEDEX SERVICES SEGMENT

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications and certain back-office support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

				Percent Change
	2014	2013	2012	2014/ 2013		2013/ 2012
Revenues:
Package:
U.S. overnight box	$6,555	$6,513	$6,546	1		(1)
U.S. overnight envelope	1,636	1,705	1,747	(4)		(2)
U.S. deferred	3,188	3,020	3,001	6		1

Total U.S. domestic package revenue	11,379	11,238	11,294	1		—
International priority	6,451	6,586	6,849	(2)		(4)
International economy	2,229	2,046	1,859	9		10

Total international export package revenue	8,680	8,632	8,708	1		(1)
International domestic(1)	1,446	1,398	853	3		64

Total package revenue	21,505	21,268	20,855	1		2
Freight:
U.S.	2,355	2,562	2,498	(8)		3
International priority	1,594	1,678	1,827	(5)		(8)
International airfreight	205	276	307	(26)		(10)

Total freight revenue	4,154	4,516	4,632	(8)		(3)
Other(2)	1,462	1,387	1,028	5		35

Total revenues	27,121	27,171	26,515	—		2
Operating expenses:
Salaries and employee benefits	9,914	10,045	9,657	(1)		4
Purchased transportation	2,511	2,331	1,828	8		28
Rentals and landing fees	1,705	1,684	1,680	1		—
Depreciation and amortization	1,488	1,350	1,169	10		15
Fuel	3,943	4,130	4,304	(5)		(4)
Maintenance and repairs	1,182	1,244	1,332	(5)		(7)
Business realignment, impairment and other charges(3)	—	243	134	NM		NM
Intercompany charges(4)	2,027	2,379	2,193	(15)		8
Other(5)	3,179	3,210	2,958	(1)		9

Total operating expenses	25,949	26,616	25,255	(3)		5

Operating income	$1,172	$555	$1,260	111		(56)

Operating margin(6)	4.3%	2.0%	4.8%	230	bp	(280	)bp

	Percent of Revenue
	2014	2013	2012
Operating expenses:
Salaries and employee benefits	36.5%	37.0%	36.4%
Purchased transportation	9.3	8.6	6.9
Rentals and landing fees	6.3	6.2	6.3
Depreciation and amortization	5.5	5.0	4.4
Fuel	14.5	15.2	16.2
Maintenance and repairs	4.4	4.6	5.0
Business realignment, impairment and other charges(3)	—	0.9	0.5
Intercompany charges(4)	7.5	8.7	8.3
Other(5)	11.7	11.8	11.2

Total operating expenses	95.7	98.0	95.2

Operating margin(6)	4.3%	2.0%	4.8%

(1)	International domestic revenues represent our international intra-country express operations including countries such as Mexico and Brazil.

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

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

(5)

Includes predominantly costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, uniforms, insurance and advertising. 2012 includes reversal of a $66 million legal reserve that was initially recorded in 2011.

(6)

The direct and indirect charges described in notes (3) and (4) above reduced 2013 operating margin by 190 basis points. The charges and credit described in notes (3) and (5) above reduced 2012 operating margin by 20 basis points.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2014	2013	2012	2014/ 2013	2013/ 2012
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,164	1,134	1,146	3	(1)
U.S. overnight envelope	538	574	586	(6)	(2)
U.S. deferred	869	835	845	4	(1)

Total U.S. domestic ADV	2,571	2,543	2,577	1	(1)
International priority	410	421	421	(3)	—
International economy	170	155	138	10	12

Total international export ADV	580	576	559	1	3
International domestic(2)	819	785	495	4	59

Total ADV	3,970	3,904	3,631	2	8

Revenue per package (yield):
U.S. overnight box	$22.18	$22.52	$22.31	(2)	1
U.S. overnight envelope	11.97	11.66	11.65	3	—
U.S. deferred	14.44	14.18	13.87	2	2
U.S. domestic composite	17.42	17.33	17.12	1	1
International priority	61.88	61.28	63.47	1	(3)
International economy	51.75	51.77	52.77	—	(2)
International export composite	58.92	58.72	60.83	—	(3)
International domestic(2)	6.95	6.99	6.74	(1)	4
Composite package yield	21.32	21.36	22.44	—	(5)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,854	7,612	7,487	3	2
International priority	2,922	3,048	3,303	(4)	(8)
International airfreight	798	1,066	1,171	(25)	(9)

Total average daily freight pounds	11,574	11,726	11,961	(1)	(2)

Revenue per pound (yield):
U.S.	$1.18	$1.32	$1.30	(11)	2
International priority	2.15	2.16	2.16	—	—
International airfreight	1.01	1.01	1.02	—	(1)
Composite freight yield	1.41	1.51	1.51	(7)	—

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations, including countries such as Mexico and Brazil.

FedEx Express Segment Revenues

FedEx Express segment revenues were flat in 2014. Lower fuel surcharges, lower freight revenue, lower exchange rates and one fewer operating day were offset by revenue growth in our U.S. and international export package base business and the growth of our freight-forwarding business at FedEx Trade Networks. In addition, the continuing demand shift from our priority international services to our economy international services dampened revenue growth.

Freight yields decreased 7% in 2014 due to lower fuel surcharges and lower rates. Freight average daily pounds decreased by 1% in 2014 due to weakness in global economic conditions and capacity reductions. U.S. domestic yields increased 1% in 2014 primarily due to higher rates and weight per package, partially offset by lower fuel surcharges. International export package revenues increased 1% in 2014 as base business growth was offset by lower fuel surcharges and the demand shift to our lower-yielding economy services. International priority yields increased 1% in 2014, while international priority volumes declined 3%. Within this category, volumes for lower-yielding distribution services declined, while international priority volumes, excluding these distribution services, increased 1%. International domestic average daily volumes increased 4% in 2014 primarily due to prior year international business acquisitions.

FedEx Express segment revenues increased 2% in 2013 primarily due to the impact of international acquisitions during the year and growth in our freight-forwarding business at FedEx Trade Networks. Revenue growth was constrained by global economic conditions as revenue growth from higher international export volume was offset by decreased yields due to shifts in demand from our priority international services to our economy international services, as well as lower rates. In 2013, international domestic revenues increased 64% due to acquisitions in Brazil, France and Poland. International export revenues were down in 2013 as revenue per package decreased 3% due to the demand shift to our lower-yielding economy services and lower rates, while volume increased 3% driven by our economy services. A decrease in U.S. domestic package volumes more than offset an increase in U.S. domestic package yield, resulting in slightly lower U.S. domestic package revenues in 2013. Total average daily freight pounds decreased 2% in 2013 due to weakness in economic global conditions.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2014	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.00%	10.00%	11.50%
High	10.50	14.50	16.50
Weighted-average	9.47	11.84	14.23

International Fuel Surcharges:
Low	12.00	12.00	13.50
High	19.00	20.50	23.00
Weighted-average	16.26	17.02	17.45

In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services. In January 2013, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin in 2014 were positively impacted by the inclusion in 2013 of costs associated with our business realignment program and an aircraft impairment charge as discussed below. In addition, FedEx Express results in 2014 benefited from the revenue growth in our U.S. and international export package business, lower pension expense, our voluntary employee severance program and lower maintenance expense. These factors were partially offset by lower freight revenues, a significant negative net impact of fuel and higher depreciation expense. In addition, operating income in 2014 reflects one fewer operating day and year-over-year negative impact of severe weather.

In 2014, salaries and employee benefits decreased 1% due to lower pension expense, the delayed timing or absence of annual merit increases for many of our employees, benefits from our voluntary employee severance program and lower variable incentive compensation. Intercompany charges decreased 15% in 2014 due to the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services, as well as lower allocated sales and information technology costs. Purchased transportation costs increased 8% in 2014 due to higher utilization of third-party transportation providers, including recent business acquisitions, and costs associated with the expansion of our freight-forwarding business at FedEx Trade Networks. Depreciation and amortization expense increased 10% during 2014 as a result of $74 million of year-over-year incremental accelerated depreciation due to the shortened life of certain aircraft scheduled for retirement, and aircraft recently placed into service.

FedEx Express aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, FedEx Express has retired older, less efficient aircraft prior to required periodic maintenance events and has introduced newer aircraft into the fleet. FedEx Express maintenance and repairs costs decreased 5% in 2014 due to network reductions and the benefits from the retirement of aircraft and related engines, as well as the timing of major maintenance events. Maintenance and repairs costs decreased 7% in 2013 due to the benefits from the retirement of aircraft and related engines, as well as the timing of major maintenance events.

Fuel costs decreased 5% in 2014 due to lower aircraft fuel prices and usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for FedEx Express services.

FedEx Express segment operating results in 2013 were negatively impacted by $405 million of costs associated with our business realignment program, both directly and through intercompany allocations. Additionally, results for 2013 were negatively impacted by a $100 million impairment charge as a result of the decision to retire 10 aircraft and related engines from service. FedEx Express incurred $69 million in year-over-year incremental accelerated depreciation costs in 2013 due to the decision in 2012 to shorten the lives of certain aircraft scheduled for retirement. Operating income and operating margin also decreased in 2013 due to the demand shift toward lower-yielding international services. Operating comparisons were also impacted by an aircraft impairment charge in 2012 and a reversal of a legal reserve that was initially recorded in 2011.

Purchased transportation costs increased 28% in 2013 due to international acquisitions during the year and costs associated with the expansion of our freight forwarding business at FedEx Trade Networks. Salaries and benefits increased 4% in 2013 due to international acquisitions and higher pension costs, partially offset by lower incentive compensation accruals. Other operating expenses increased 9% due to the impact of international acquisitions and the negative year-over-year comparison of the legal reserve accrual reversal in 2012. Depreciation and amortization expense increased 15% in 2013 as a result of additional aircraft placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Fuel costs decreased 4% in 2013 due to lower jet fuel prices and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a slightly positive impact in 2013.

FedEx Express Segment Outlook

We expect revenues and earnings to increase at FedEx Express during 2015 primarily due to improved U.S. domestic and international export package yields, as we continue to focus on revenue quality while managing costs. In addition, we expect operating income to improve through ongoing execution of our profit improvement programs, including managing network capacity to match customer demand, reducing structural costs, modernizing our fleet and driving productivity increases throughout our U.S. and international operations. These benefits will be partially offset by higher maintenance expense due to the timing of engine maintenance events, higher salaries and wages as we reinstate merit increases for many employees, and higher depreciation expense driven by ongoing accelerated depreciation due to fleet modernization.

Capital expenditures at FedEx Express are expected to increase in 2015 driven by our aircraft fleet modernization programs. In connection with our profit improvement program, we will continue to modernize our aircraft fleet at FedEx Express during 2015 by adding newer aircraft that are more reliable, fuel-efficient and technologically advanced, and retiring older, less-efficient aircraft.

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

				Percent Change
	2014	2013	2012	2014/ 2013		2013/ 2012
Revenues:
FedEx Ground	$10,634	$9,652	$8,791	10		10
FedEx SmartPost	983	926	782	6		18

Total revenues	11,617	10,578	9,573	10		10
Operating expenses:
Salaries and employee benefits	1,756	1,586	1,451	11		9
Purchased transportation	4,635	4,191	3,762	11		11
Rentals	402	331	284	21		17
Depreciation and amortization	468	434	389	8		12
Fuel	17	17	14	—		21
Maintenance and repairs	222	190	176	17		8
Intercompany charges(1)	1,154	1,148	978	1		17
Other(2)	1,008	893	755	13		18

Total operating expenses	9,662	8,790	7,809	10		13

Operating income	$1,955	$1,788	$1,764	9		1

Operating margin(1)	16.8%	16.9%	18.4%	(10	)bp	(150	)bp

Average daily package volume:
FedEx Ground	4,588	4,222	3,907	9		8
FedEx SmartPost	2,186	2,058	1,692	6		22

Revenue per package (yield):
FedEx Ground	$9.10	$8.94	$8.77	2		2
FedEx SmartPost	$1.78	$1.77	$1.81	1		(2)

	Percent of Revenue
	2014	2013	2012
Operating expenses:
Salaries and employee benefits	15.1%	15.0%	15.2%
Purchased transportation	39.9	39.6	39.3
Rentals	3.5	3.1	3.0
Depreciation and amortization	4.0	4.1	4.1
Fuel	0.2	0.2	0.1
Maintenance and repairs	1.9	1.8	1.8
Intercompany charges(1)	9.9	10.9	10.2
Other(2)	8.7	8.4	7.9

Total operating expenses	83.2	83.1	81.6

Operating margin(1)	16.8%	16.9%	18.4%

(1)	Includes allocations of $105 million in 2013 for business realignment costs, which reduced operating margin by 100 basis points.

(2)	Includes predominantly costs associated with outside service contracts (such as security and facility services), insurance and professional fees.

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 10% in 2014 due to both volume and yield growth at FedEx Ground and volume growth at FedEx SmartPost. In addition, 2014 revenues were negatively impacted by one fewer operating day, unusually severe weather and lower fuel surcharges.

Average daily volume at FedEx Ground increased 9% during 2014 due to market share gains resulting from continued growth in our FedEx Home Delivery service and commercial business. FedEx Ground yield increased 2% during 2014 primarily due to rate increases and higher residential surcharges, partially offset by lower fuel surcharge revenue.

FedEx SmartPost volumes grew 6% during 2014 primarily due to growth in e-commerce. Yields at FedEx SmartPost increased 1% during 2014 primarily due to rate increases and change in service mix, partially offset by higher postage costs and lower fuel surcharges. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

During 2013, FedEx Ground segment revenues increased 10% due to volume increases at both FedEx Ground and FedEx SmartPost, as well as yield growth at FedEx Ground.

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

	2014	2013	2012
Low	6.50%	6.50%	7.50%
High	7.00	8.50	9.50
Weighted-average	6.66	7.60	8.46

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

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 9% in 2014 driven by higher volumes and yields. Operating income comparisons were also positively impacted by the inclusion in 2013 of costs associated with our business realignment program as discussed below. The increase to operating income in 2014 was partially offset by higher network expansion costs, as we continue to invest heavily in the growing FedEx Ground and FedEx SmartPost businesses, and the net negative impact of fuel. In addition, operating income in 2014 was negatively affected by year-over-year impact of unusually severe weather and one fewer operating day. The decline in operating margin for 2014 is primarily attributable to the negative net impact of fuel and network expansion costs. Operating margin in 2014 benefited from the inclusion in 2013 of costs associated with our business realignment program.

Salaries and employee benefits expense increased 11% during 2014 primarily due to additional staffing to support volume growth and higher healthcare costs. Other expense increased 13% primarily due to higher self-insurance costs and credit card fees. Rentals expense increased 21% in 2014 due to network expansion. Depreciation and amortization expense increased 8% in 2014 due to network expansion and trailer purchases.

FedEx Ground segment operating income increased 1% during 2013 primarily due to volume growth and higher yields. However, operating margin decreased as the benefit of higher volume and revenue per package was more than offset by intercompany charges of $105 million associated with the business realignment program and a favorable self-insurance adjustment in 2012. Purchased transportation costs increased 11% in 2013 primarily as a result of volume growth and higher rates paid to our independent contractors. Other operating expenses increased 18% primarily due to a favorable self-insurance adjustment in 2012 and higher legal expenses. Salaries and employee benefits expense increased 9% in 2013 primarily due to increased staffing to support volume growth.

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

FedEx Ground Segment Outlook

FedEx Ground segment revenues and operating income are expected to continue to grow in 2015, led by volume growth across all our major services due to market share gains. We also anticipate yield growth in 2015 through yield management programs, including our recently announced dimensional weight rating changes. We will continue to make investments to grow our highly profitable FedEx Ground network through facility expansions and equipment purchases, and the impact of these investments on our cost structure will partially offset earnings growth in 2015.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the years ended May 31:

				Percent Change
	2014	2013	2012	2014/ 2013		2013/ 2012
Revenues	$5,757	$5,401	$5,282	7		2
Operating expenses:
Salaries and employee benefits	2,444	2,342	2,316	4		1
Purchased transportation	981	865	851	13		2
Rentals	131	118	114	11		4
Depreciation and amortization	231	217	185	6		17
Fuel	595	598	636	(1)		(6)
Maintenance and repairs	179	191	192	(6)		(1)
Business realignment, impairment and other charges(1)	—	3	—	NM		NM
Intercompany charges(2)	461	484	433	(5)		12
Other(3)	416	375	393	11		(5)

Total operating expenses	5,438	5,193	5,120	5		1

Operating income	$319	$208	$162	53		28

Operating margin(4)	5.5%	3.9%	3.1%	160	bp	80	bp

Average daily LTL shipments (in thousands)
Priority	62.9	59.3	60.4	6		(2)
Economy	27.7	26.4	24.5	5		8

Total average daily LTL shipments	90.6	85.7	84.9	6		1

Weight per LTL shipment
Priority	1,262	1,237	1,202	2		3
Economy	1,000	990	1,045	1		(5)
Composite weight per LTL shipment	1,182	1,161	1,156	2		—

LTL revenue per shipment
Priority	$223.61	$220.32	$216.47	1		2
Economy	258.05	256.38	250.30	1		2
Composite LTL revenue per shipment	$234.23	$231.52	$226.24	1		2

LTL revenue per hundredweight
Priority	$17.73	$17.80	$18.02	—		(1)
Economy	25.80	25.90	23.96	—		8
Composite LTL revenue per hundredweight	$19.82	$19.94	$19.57	(1)		2

	Percent of Revenue
	2014	2013	2012
Operating expenses:
Salaries and employee benefits	42.5%	43.4%	43.9%
Purchased transportation	17.1	16.0	16.1
Rentals	2.3	2.2	2.2
Depreciation and amortization	4.0	4.0	3.5
Fuel	10.3	11.1	12.0
Maintenance and repairs	3.1	3.5	3.6
Business realignment, impairment and other charges(1)	—	—	—
Intercompany charges(2)	8.0	9.0	8.2
Other(3)	7.2	6.9	7.4

Total operating expenses	94.5	96.1	96.9

Operating margin(4)	5.5%	3.9%	3.1%

(1)	2013 includes severance costs associated with our voluntary buyout program.

(2)	Includes allocations of $47 million in 2013 for business realignment costs.

(3)	Includes predominantly costs associated with insurance, professional fees and outside service contracts (such as security and facility services).

(4)	The direct and indirect charges disclosed in notes (1) and (2) above reduced 2013 operating margin by 90 basis points.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 7% during 2014 due to higher average daily LTL shipments and revenue per LTL shipment. Revenues in 2014 were negatively impacted by one fewer operating day. Average daily LTL shipments increased 6% in 2014 due to higher demand for our FedEx Freight Priority and FedEx Freight Economy service offerings. LTL revenue per shipment increased 1% in 2014 due to changes in shipment characteristics, primarily higher weight per LTL shipment. LTL revenue per hundredweight decreased 1% during 2014 due to changes in shipment characteristics, primarily higher weight per LTL shipment. Changes in weight per shipment generally have an inverse effect on revenue per hundredweight, as an increase in weight per shipment will typically cause a decrease in revenue per hundredweight.

During 2013, FedEx Freight segment revenues increased 2% due to higher LTL revenue per hundredweight and average daily LTL shipments. LTL revenue per hundredweight increased 2% in 2013 due to improvements in FedEx Freight Economy service offerings resulting from higher rates and lower weight per LTL shipment. Average daily LTL shipments increased 1% in 2013 driven by our FedEx Freight Economy services offering, partially offset by transitional challenges encountered by some customers in the second half of 2013 while migrating FedEx Freight functionality to the FedEx enterprise automated platform.

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2014	2013	2012
Low	22.70%	21.80%	19.80%
High	23.70	24.40	24.30
Weighted-average	23.20	23.38	22.90

In March 2014, FedEx Freight increased certain U.S. and other shipping rates by an average of 3.9%. In July 2013, FedEx Freight increased certain U.S. and other shipping rates by an average of 4.5%. In July 2012, FedEx Freight increased certain U.S. and other shipping rates by an average of 6.9%.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin increased in 2014 due to the positive impacts of higher average daily LTL shipments, higher LTL revenue per shipment and greater network efficiency. Operating income comparisons also benefited from the inclusion in 2013 of costs associated with our business realignment program as discussed below. Operating income in 2014 was negatively impacted by higher depreciation and amortization expense, the negative year-over-year impact of severe weather and one fewer operating day.

Purchased transportation expense increased 13% in 2014 due to increased use of rail and road third-party transportation providers and higher rates. Salaries and employee benefits increased 4% in 2014 primarily due to a volume-related increase in labor hours and higher healthcare costs. Other operating expenses increased 11% in 2014 due to higher self-insurance costs, bad debt expense and real estate taxes. Intercompany charges decreased 5% in 2014 primarily due to the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services, partially offset by higher allocated sales costs.

Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in 2014.

During 2013, the FedEx Freight segment operating results improved as a result of LTL revenue per hundredweight growth and increased average daily LTL shipments, along with ongoing improvement in operational efficiencies in our integrated network. However, operating results for 2013 were negatively impacted by $50 million of costs associated with our business realignment program both directly and through intercompany allocations.

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

FedEx Freight Segment Outlook

We expect continued revenue and operating income growth at the FedEx Freight segment in 2015 driven by volume and revenue per shipment increases from our differentiated LTL services, as well as continued improvement in network and operational optimization. The recently announced increase to our fuel surcharge rates for certain LTL shipments will benefit yields in 2015. Capital expenditures in 2015 are expected to increase, with the majority of our spending for replacement of vehicles.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.9 billion at May 31, 2014, compared to $4.9 billion at May 31, 2013. The following table provides a summary of our cash flows for the periods ended May 31 (in millions):

	2014	2013	2012
Operating activities:
Net income	$2,097	$1,561	$2,032
Business realignment, impairment and other charges	—	479	134
Other noncash charges and credits	3,415	3,183	3,504
Changes in assets and liabilities	(1,248)	(535)	(835)

Cash provided by operating activities	4,264	4,688	4,835

Investing activities:
Capital expenditures	(3,533)	(3,375)	(4,007)
Business acquisitions, net of cash acquired	(36)	(483)	(116)
Proceeds from asset dispositions and other	18	55	74

Cash used in investing activities	(3,551)	(3,803)	(4,049)

Financing activities:
Purchase of treasury stock, including ASRs	(4,857)	(246)	(197)
Principal payments on debt	(254)	(417)	(29)
Proceeds from debt issuances	1,997	1,739	—
Dividends paid	(187)	(177)	(164)
Other	582	285	146

Cash (used in) provided by financing activities	(2,719)	1,184	(244)
Effect of exchange rate changes on cash	(3)	5	(27)

Net (decrease) increase in cash and cash equivalents	$(2,009)	$2,074	$515

Cash Provided by Operating Activities. Cash flows from operating activities decreased $424 million in 2014 primarily due to voluntary employee severance program payouts, an income tax refund received in the prior year, higher income tax payments and higher pension contributions, partially offset by higher net income. Cash flows from operating activities decreased $147 million in 2013 primarily due to decreased earnings and higher tax, variable compensation and voluntary buyout payments, partially offset by a decrease in pension contributions. We made contributions of $660 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during 2014 and contributions of $560 million in 2013 and $722 million in 2012.

Cash Used in Investing Activities. Capital expenditures were 5% higher in 2014 largely due to increased spending at FedEx Ground and FedEx Express and 16% lower in 2013 largely due to decreased spending at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2014 and 2013.

Financing Activities. The following table provides a summary of our senior unsecured debt issuances for the periods ended May 31 (in millions):

			2014	2013
Senior unsecured debt issued:
Interest Rate %	Issuance Date	Maturity
4.00	January 2014	2024	$750	$—
4.90	January 2014	2034	500	—
5.10	January 2014	2044	750	—
2.70	April 2013	2023	—	250
4.10	April 2013	2043	—	500
2.625	July 2012	2023	—	500
3.875	July 2012	2043	—	500

Total senior unsecured debt issued			$2,000	$1,750

The senior unsecured debt was issued under shelf registration statements current at the time of issuance. Interest on these notes is paid semiannually. We utilized the net proceeds of the 2014 debt issuance to finance the ASR agreements as discussed below. We utilized the net proceeds of the 2013 debt issuances for working capital and general corporate purposes.

During 2014, we repaid our $250 million 7.38% senior unsecured notes that matured on January 15, 2014. During 2013, we made principal payments of $116 million related to capital lease obligations and repaid our $300 million 9.65% unsecured notes that matured in June 2012 using cash from operations.

In October 2013, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. These shares augmented the 10.2 million shares remaining on our previous share repurchase authorizations at May 31, 2013. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Repurchases are made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit was set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

In January 2014, we entered into ASR agreements with two banks to repurchase an aggregate of $2.0 billion of our common stock. During the third quarter of 2014, 11.4 million shares were initially delivered to us based on then-current market prices. During the fourth quarter of 2014, the ASR transactions were completed and we received 3.4 million additional shares. The final number of shares delivered upon settlement of each ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the respective transaction. In total, 14.8 million shares were delivered under the ASR agreements. See Note 1 of the accompanying consolidated financial statements for additional information regarding the ASR agreements. In addition, in 2014 and 2013, we repurchased shares of our common stock in the open market.

The following table provides a summary of our common stock share repurchases for the periods ended May 31 (dollars in millions, except per share amounts):

	2014			2013
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock purchases	36,845,590	$131.83	$4,857	2,700,000	$90.96	$246

As of May 31, 2014, 5.3 million shares remained under our share repurchase authorizations.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2014	2013	2012	2014/ 2013	2013/ 2012
Aircraft and related equipment	$1,327	$1,190	$1,875	12	(37)
Facilities and sort equipment	819	727	638	13	14
Vehicles	784	734	723	7	2
Information and technology investments	403	452	541	(11)	(16)
Other equipment	200	272	230	(26)	18

Total capital expenditures	$3,533	$3,375	$4,007	5	(16)

FedEx Express segment	$1,994	$2,067	$2,689	(4)	(23)
FedEx Ground segment	850	555	536	53	4
FedEx Freight segment	325	326	340	—	(4)
FedEx Services segment	363	424	437	(14)	(3)
Other	1	3	5	NM	NM

Total capital expenditures	$3,533	$3,375	$4,007	5	(16)

Capital expenditures during 2014 were higher than the prior year primarily due to increased spending for sort facility expansion and equipment at FedEx Ground and aircraft and related equipment at FedEx Express. Aircraft and related equipment expenditures at FedEx Express during 2014 included the delivery of 17 Boeing 757 (“B757”) aircraft, four Boeing 767-300 Freighter (“B767F”) aircraft and two Boeing 777 Freighter (“B777F”) aircraft, as well as the modification of certain aircraft before being placed into service. Capital expenditures during 2013 were lower than the prior year primarily due to decreased spending for aircraft and related equipment at FedEx Express. Aircraft and aircraft-related equipment purchases at FedEx Express during 2013 included the delivery of 16 B757s to be modified for cargo transport and four B777Fs.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, which totaled $2.9 billion at May 31, 2014, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at May 31, 2014 includes $471 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be $4.2 billion in 2015. We anticipate that our cash flow from operations will be sufficient to fund our increased capital expenditures in 2015, which will include spending for aircraft modernization and re-fleeting at FedEx Express and network expansion at FedEx Ground. We expect approximately 40% of capital expenditures in 2015 to be designated for growth initiatives, predominantly at FedEx Ground, and 60% dedicated to maintaining our existing operations. Our expected capital expenditures for 2015 include $1.6 billion in investments for delivery of aircraft and progress payments toward future aircraft deliveries at FedEx Express.

We have several aircraft modernization programs underway that are supported by the purchase of B777F, B767F and B757 aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2014, FedEx Express entered into an agreement to purchase two B767F aircraft, the delivery of which will occur in 2016 and 2017. FedEx Express also deferred 11 existing options to purchase B777F aircraft by two years. Additionally in 2014, we entered into supplemental agreements to purchase 16 B757 option aircraft pursuant to an agreement originally entered into in March 2013, the delivery of which began in 2014 and will continue through 2015.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 57% at May 31, 2014. We believe the leverage ratio covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2014, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

For 2015, we anticipate making required contributions totaling approximately $580 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2014. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2014. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2015	2016	2017	2018	2019	Thereafter	Total
Operating activities:
Operating leases	$2,062	$1,903	$1,932	$1,455	$1,228	$ 6,814	$15,394
Non-capital purchase obligations and other	433	274	123	58	19	101	1,008
Interest on long-term debt	232	231	231	231	231	3,925	5,081
Contributions to our U.S. Pension Plans	580	—	—	—	—	—	580

Investing activities:
Aircraft and aircraft-related capital commitments	1,147	1,248	956	1,368	859	4,498	10,076
Other capital purchase obligations	185	—	—	—	—	—	185

Financing activities:
Debt	—	—	—	—	750	3,990	4,740

Total	$4,639	$3,656	$3,242	$3,112	$3,087	$19,328	$37,064

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $15 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2014. Under the proposed new lease accounting rules, the majority of these leases will be required to be recognized on the balance sheet as a liability with an offsetting right-to-use asset. In the past, we financed a significant portion of our aircraft needs (and certain other equipment needs) using operating leases (a type of “off-balance sheet financing”). At the time that the decision to lease was made, we determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity or after-tax cash flows.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($37 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $396 million in deposits and progress payments as of May 31, 2014 on aircraft purchases and other planned aircraft-related transactions.

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

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2015, we have no scheduled debt payments.

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

RETIREMENT PLANS

OVERVIEW. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans and are described in Note 13 of the accompanying consolidated financial statements.

The current rules for pension accounting are complex and can produce tremendous volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plan assets and the discount rate used to measure our pension liabilities at a single point in time. These factors are significantly influenced by the financial markets, which in recent years have experienced substantial volatility.

In addition to expense volatility, we are required to record year-end adjustments to our balance sheet on an annual basis for the net funded status of our pension and postretirement healthcare plans. These adjustments have fluctuated significantly over the past several years and like our pension expense, are a result of the discount rate and value of our plan assets at the measurement date. The funded status of our plans also impacts our liquidity, and the cash funding rules operate under a completely different set of assumptions and standards than those used for financial reporting purposes. As a result, our actual cash funding requirements can differ materially from our reported funded status.

Our retirement plans cost is included in the “Salaries and Employee Benefits” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2014	2013	2012
U.S. domestic and international pension plans	$484	$679	$524
U.S. domestic and international defined contribution plans	363	354	338
U.S. domestic and international postretirement healthcare plans	78	78	70

	$925	$1,111	$932

Total retirement plans cost decreased $186 million in 2014 due to the favorable impact of higher discount rates at our May 31, 2013 measurement date and higher returns on plan assets. Total retirement plans cost increased $179 million in 2013 driven by lower discount rates used to measure our benefit obligations at our May 31, 2012 measurement date.

Amounts recognized in our balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of year-end accounting on plan assets. Cumulative unrecognized actuarial losses were $6.6 billion through May 31, 2014, compared to $7.0 billion through May 31, 2013. These unrecognized losses reflect changes in the discount rates and other assumptions and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless they are below a corridor amount, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Our U.S. Pension Plans expense includes amortization of these actuarial losses of $363 million in 2014, $496 million in 2013 and $291 million in 2012.

PENSION COST. The accounting for pension and postretirement healthcare plans includes numerous assumptions, including the discount rate and expected long-term investment returns on plan assets. These assumptions most significantly impact our U.S. Pension Plans.

Following is a discussion of the key estimates we consider in determining our U.S. Pension Plans cost:

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

Measurement Date	Discount Rate	Amounts Determined by Measurement Date and Discount Rate
5/31/2014	4.60%	2014 PBO and 2015 expense
5/31/2013	4.79	2013 PBO and 2014 expense
5/31/2012	4.44	2012 PBO and 2013 expense
5/31/2011	5.76	2011 PBO and 2012 expense

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

The discount rate assumption is highly sensitive. A one-basis-point change in the discount rate for our largest pension plan would have a $2.1 million effect on 2015 and 2014 pension expense.

At our May 31, 2014 measurement date, a 50-basis-point increase in the discount rate would have decreased our 2014 PBO by approximately $1.5 billion and a 50-basis-point decrease in the discount rate would have increased our 2014 PBO by approximately $1.7 billion. From 2010 to 2014, the discount rate used to value our liabilities has declined by over 170 basis points, which increased the valuation of our liabilities by over $4.6 billion.

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

We assumed a 7.75% expected long-term rate of return on our U.S. Pension Plan assets in 2014 and 8% in 2013 and 2012. The actual returns during each of the last three fiscal years have exceeded those long-term assumptions. For 2014, we lowered our expected return on plan assets assumption for long-term returns on plan assets to 7.75% as we refined our asset and liability management strategy. In lowering this assumption we considered our historical returns, our investment strategy for our plan assets, including the impacts of the duration of our plan liability and the relatively low annual draw on plan assets on that investment strategy. A one-basis-point change in our expected return on plan assets impacts our pension expense by $2.1 million. The actual historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 7.0%, net of investment manager fees and administrative expenses, for the 15-year period ended May 31, 2014 and 6.9%, net of investment manager fees and administrative expenses, for the 15-year period ended May 31, 2013.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2015 pension expense, the calculated value method resulted in the same value as the market value.

Our retirement plans costs are expected to decrease approximately $215 million in 2015 as strong returns on our pension plan assets more than offset the negative impact of a decrease in our discount rate at our May 31, 2014 measurement date.

FUNDED STATUS. Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2014	2013
Funded Status of Plans:
Projected benefit obligation (PBO)	$24,578	$22,600
Fair value of plan assets	21,907	19,433

Funded status of the plans	$(2,671)	$(3,167)

Cash Amounts:
Cash contributions during the year	$727	$615
Benefit payments during the year	$801	$589

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under IRS rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Additionally, current benefit payments are nominal compared to our total plan assets (benefit payments for our U.S. Pension Plans for 2014 were approximately $749 million or 3.5% of plan assets).

During 2014, we made $645 million in required contributions to our U.S. Pension Plans. Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required can result in a credit balance for funding purposes that can be used to reduce minimum contribution requirements in future years. Our current credit balance exceeds $2.5 billion at May 31, 2014. For 2015, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $580 million.

See Note 13 of the accompanying consolidated financial statements for further information about our retirement plans.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $1.8 billion at May 31, 2014 and $1.7 billion at May 31, 2013. Approximately 41% of these accruals were classified as current liabilities.

Our self-insurance accruals are primarily based on the actuarially estimated, cost of claims incurred as of the balance sheet date. These estimates include consideration of factors such as severity of claims, frequency and volume of claims, healthcare inflation, seasonality and plan designs. Cost trends on material accruals are updated each quarter. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Historically, it has been infrequent that incurred claims exceeded our self-insured limits.

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

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 59% of our total assets invested in our transportation and information systems infrastructures.

The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 30 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. For our aircraft, we typically assign no residual value due to the utilization of these assets in cargo configuration, which results in little to no value at the end of their useful life. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods and could have a material impact on our results of operations (as described below). Historically, gains and losses on disposals of operating equipment have not been material. However, such amounts may differ materially in the future due to changes in business levels, technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.

In 2013, FedEx Express made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we incurred an additional $74 million in year-over-year accelerated depreciation expense in 2014.

IMPAIRMENT. The FedEx Express global air and ground network includes a fleet of 650 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand and that an impairment of our assets may occur. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $82 million at May 31, 2014 and $129 million at May 31, 2013. We plan to modify these assets in the future and place them into operations.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or changes to planned service expansion activities. At May 31, 2014, we had 10 aircraft temporarily idled, one of which was fully depreciated. These aircraft have been idled for an average of three months and are expected to return to revenue service.

In 2013, we retired from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines, to align with the plans of FedEx Express to modernize its aircraft fleet and improve its global network. As a consequence of this decision, a noncash impairment charge of $100 million ($63 million, net of tax, or $0.20 per diluted share) was recorded in 2013. All of these aircraft were temporarily idled and not in revenue service.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 of the accompanying consolidated financial statements, at May 31, 2014 we had approximately $15 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2014 was approximately six years. The future commitments for operating leases are not reflected as a liability in our balance sheet under current U.S. accounting rules.

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

Under a proposed revision to the accounting standards for leases, we would be required to record an asset and a liability for our outstanding operating leases similar to the current accounting for capital leases. Notably, the amount we record in the future would be the net present value of our future lease commitments at the date of adoption. This proposed guidance has not been issued and has been subjected to numerous revisions, most recently in May 2013. While we are not required to quantify the effects of the proposed rule changes until they are finalized, we believe that a majority of our operating lease obligations reflected in the contractual cash obligations table would be required to be reflected in our balance sheet were the proposed rules to be adopted. Furthermore, our existing financing agreements and the rating agencies that evaluate our creditworthiness already take our operating leases into account.

GOODWILL. As of May 31, 2014, we had $2.8 billion of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business.

In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates. We perform our annual impairment tests in the fourth quarter unless circumstances indicate the need to accelerate the timing of the tests.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Freight and FedEx Office (reported in the FedEx Services segment). We evaluated these reporting units during the fourth quarters of 2014 and 2013. The estimated fair value of each of these reporting units exceeded their carrying values in 2014 and 2013, and we do not believe that any of these reporting units were at risk as of May 31, 2014.

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

OTHER CONTINGENCIES. Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims and FedEx Ground’s owner-operators. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

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

Our evaluation of these matters is the result of a comprehensive process designed to ensure that accounting recognition of a loss or disclosure of these contingencies is made in a timely manner and involves our legal and accounting personnel, as well as external counsel where applicable. The process includes regular communications during each quarter and scheduled meetings shortly before the completion of our financial statements to evaluate any new legal proceedings and the status of existing matters.

In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate, among other factors:

•	the current status of each matter within the scope and context of the entire lawsuit or proceeding (i.e., the lengthy and complex nature of class-action matters);

•	the procedural status of each matter;

•	any opportunities to dispose of a lawsuit on its merits before trial (i.e., motion to dismiss or for summary judgment);

•	the amount of time remaining before a trial date;

•	the status of discovery;

•	the status of settlement, arbitration or mediation proceedings; and

•	our judgment regarding the likelihood of success prior to or at trial.

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

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy and the typically more volatile economies of emerging markets. In 2014, we saw a continued customer preference for slower, less costly shipping services — particularly for international shipments — which had a negative impact on profitability at FedEx Express.

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors or agents, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as YouTube and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to defend against. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

We rely heavily on information and technology to operate our transportation and business networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers. External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate our networks, transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error, pose a direct threat to our products, services and data. Any disruption to the Internet or our complex, global technology infrastructure, including those impacting our computer systems and fedex.com, could adversely impact our customer service, volumes and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While we have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate us from technology disruptions or data loss and the resulting adverse effect on our operations and financial results. Additionally, the cost and operational consequences of implementing further data or system protection measures could be significant.

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

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, in 2013, we made a decision to retire from service certain aircraft and excess aircraft engines and thus recorded a noncash impairment charge of $100 million.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks. In addition, high volume package shippers are developing in-house ground delivery capabilities, which would in turn reduce our revenues and market share. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. While we believe we compete effectively through our current service offerings, if our current competitors or potential future competitors offer a broader range of services or more effectively bundle their services or our current customers become competitors, it could impede our ability to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, over the past three years, we have acquired businesses in Europe, Latin America and Africa. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

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

FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors, rather than employees, is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in numerous lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators or their drivers should be treated as our employees, rather than independent contractors. We incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. Changes to state laws governing the definition of independent contractors could also impact the status of FedEx Ground’s owner-operators.

We may not be able to achieve our profit improvement goal by the end of 2016. In 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services that include cost reductions, modernization of our aircraft fleet, transformation of the U.S. domestic operations and international profit improvements at FedEx Express, and improved efficiencies and lower costs of information technology at FedEx Services. To this end, we retired from service 10 aircraft and related engines, and we shortened the depreciable lives of an additional 76 aircraft and related engines, in an effort to modernize our aircraft fleet and improve our global network. Additionally, during 2014, we completed a voluntary buyout program offering cash buyouts to eligible U.S.-based employees. We will continue to work towards our goal of annual profitability improvement at FedEx Express of $1.6 billion by the end of 2016. Our ability to achieve this objective is dependent on a number of factors, including the health of the global economy and future customer demand, particularly for our priority services. In light of these factors, we may not be able to achieve our goal.

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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

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

•

the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•

the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation;

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

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

•

governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles and aircraft;

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2014.

The effectiveness of our internal control over financial reporting as of May 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ investment, and cash flows for each of the three years in the period ended May 31, 2014 of FedEx Corporation and our report dated July 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ investment, and cash flows for each of the three years in the period ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated July 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2014

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,908	$4,917
Receivables, less allowances of $164 and $176	5,460	5,044
Spare parts, supplies and fuel, less allowances of $212 and $205	463	457
Deferred income taxes	522	533
Prepaid expenses and other	330	323

Total current assets	9,683	11,274

PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	15,632	14,716
Package handling and ground support equipment	7,196	6,452
Computer and electronic equipment	5,169	4,958
Vehicles	4,400	4,080
Facilities and other	8,294	7,903

	40,691	38,109
Less accumulated depreciation and amortization	21,141	19,625

Net property and equipment	19,550	18,484

OTHER LONG-TERM ASSETS
Goodwill	2,790	2,755
Other assets	1,047	1,054

Total other long-term assets	3,837	3,809

	$33,070	$33,567

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$1	$251
Accrued salaries and employee benefits	1,277	1,688
Accounts payable	1,971	1,879
Accrued expenses	2,063	1,932

Total current liabilities	5,312	5,750

LONG-TERM DEBT, LESS CURRENT PORTION	4,736	2,739

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,114	1,652
Pension, postretirement healthcare and other benefit obligations	3,484	3,916
Self-insurance accruals	1,038	987
Deferred lease obligations	758	778
Deferred gains, principally related to aircraft transactions	206	227
Other liabilities	145	120

Total other long-term liabilities	7,745	7,680

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2014 and 2013	32	32
Additional paid-in capital	2,643	2,668
Retained earnings	20,429	18,519
Accumulated other comprehensive loss	(3,694)	(3,820)
Treasury stock, at cost	(4,133)	(1)

Total common stockholders’ investment	15,277	17,398

	$33,070	$33,567

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2014	2013	2012

REVENUES	$45,567	$44,287	$42,680

OPERATING EXPENSES:
Salaries and employee benefits	16,555	16,570	16,099
Purchased transportation	8,011	7,272	6,335
Rentals and landing fees	2,622	2,521	2,487
Depreciation and amortization	2,587	2,386	2,113
Fuel	4,557	4,746	4,956
Maintenance and repairs	1,862	1,909	1,980
Business realignment, impairment and other charges	—	660	134
Other	5,927	5,672	5,390

	42,121	41,736	39,494

OPERATING INCOME	3,446	2,551	3,186

OTHER INCOME (EXPENSE):
Interest expense	(160)	(82)	(52)
Interest income	18	21	13
Other, net	(15)	(35)	(6)

	(157)	(96)	(45)

INCOME BEFORE INCOME TAXES	3,289	2,455	3,141

PROVISION FOR INCOME TAXES	1,192	894	1,109

NET INCOME	$2,097	$1,561	$2,032

BASIC EARNINGS PER COMMON SHARE	$6.82	$4.95	$6.44

DILUTED EARNINGS PER COMMON SHARE	$6.75	$4.91	$6.41

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)

	Years Ended May 31,
	2014	2013	2012

NET INCOME	$2,097	$1,561	$2,032

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $1, $12 and $26	(25)	41	(95)
Amortization of unrealized pension actuarial gains (losses) and other, net of tax expense of $104 and $677 in 2014 and 2013 and tax benefit of $1,369 in 2012	151	1,092	(2,308)

	126	1,133	(2,403)

COMPREHENSIVE INCOME (LOSS)	$2,223	$2,694	$(371)

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$2,097	$1,561	$2,032
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,587	2,386	2,113
Provision for uncollectible accounts	130	167	160
Deferred income taxes and other noncash items	581	521	1,126
Business realignment, impairment and other charges	—	479	134
Stock-based compensation	117	109	105
Changes in assets and liabilities:
Receivables	(516)	(451)	(254)
Other current assets	(22)	257	(231)
Pension and postretirement healthcare assets and liabilities, net	(453)	(335)	(453)
Accounts payable and other liabilities	(235)	10	144
Other, net	(22)	(16)	(41)

Cash provided by operating activities	4,264	4,688	4,835

INVESTING ACTIVITIES
Capital expenditures	(3,533)	(3,375)	(4,007)
Business acquisitions, net of cash acquired	(36)	(483)	(116)
Proceeds from asset dispositions and other	18	55	74

Cash used in investing activities	(3,551)	(3,803)	(4,049)

FINANCING ACTIVITIES
Principal payments on debt	(254)	(417)	(29)
Proceeds from debt issuances	1,997	1,739	—
Proceeds from stock issuances	557	280	128
Excess tax benefit on the exercise of stock options	44	23	18
Dividends paid	(187)	(177)	(164)
Purchase of treasury stock, including accelerated share repurchase agreements	(4,857)	(246)	(197)
Other, net	(19)	(18)	—

Cash (used in) provided by financing activities	(2,719)	1,184	(244)

Effect of exchange rate changes on cash	(3)	5	(27)

Net (decrease) increase in cash and cash equivalents	(2,009)	2,074	515
Cash and cash equivalents at beginning of period	4,917	2,843	2,328

Cash and cash equivalents at end of period	$2,908	$4,917	$2,843

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at May 31, 2011	$32	$2,484	$15,266	$(2,550)	$(12)	$15,220
Net income	—	—	2,032	—	—	2,032
Other comprehensive loss, net of tax of $1,395	—	—	—	(2,403)	—	(2,403)
Purchase of treasury stock (2.8 million shares)	—	—	—	—	(197)	(197)
Cash dividends declared ($0.52 per share)	—	—	(164)	—	—	(164)
Employee incentive plans and other (2.4 million shares issued)	—	111	—	—	128	239

Balance at May 31, 2012	32	2,595	17,134	(4,953)	(81)	14,727
Net income	—	—	1,561	—	—	1,561
Other comprehensive gain, net of tax of $665	—	—	—	1,133	—	1,133
Purchase of treasury stock (2.7 million shares)	—	—	—	—	(246)	(246)
Cash dividends declared ($0.56 per share)	—	—	(176)	—	—	(176)
Employee incentive plans and other (4.2 million shares issued)	—	73	—	—	326	399

Balance at May 31, 2013	32	2,668	18,519	(3,820)	(1)	17,398
Net income	—	—	2,097	—	—	2,097
Other comprehensive gain, net of tax of $103	—	—	—	126	—	126
Purchase of treasury stock (36.8 million shares)	—	—	—	—	(4,857)	(4,857)
Cash dividends declared ($0.60 per share)	—	—	(187)	—	—	(187)
Employee incentive plans and other (6.7 million shares issued)	—	(25)	—	—	725	700

Balance at May 31, 2014	$32	$2,643	$20,429	$(3,694)	$(4,133)	$15,277

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2014 or ended May 31 of the year referenced.

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

Our contract logistics, global trade services and certain transportation businesses, such as FedEx SmartPost, engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions and taxes and duties.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $407 million in 2014, $424 million in 2013 and $421 million in 2012.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change, although historically changes in these estimates have been minimal. The majority of our supplies and our fuel are reported at weighted average cost.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements, which became effective June 1, 2014, will result in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2014	2013
Wide-body aircraft and related equipment	15 to 30 years	$7,223	$7,191
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,639	2,284
Package handling and ground support equipment	3 to 30 years	2,676	2,311
Vehicles	3 to 15 years	1,963	1,748
Computer and electronic equipment	2 to 10 years	940	993
Facilities and other	2 to 40 years	4,109	3,957

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values as it did in 2013 and 2012 with certain aircraft. In May 2013, FedEx Express made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In May 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we incurred an additional $74 million in year-over-year depreciation expense in 2014.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $2.6 billion in 2014, $2.3 billion in 2013 and $2.1 billion in 2012. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $29 million in 2014, $45 million in 2013 and $85 million in 2012.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or changes to planned service expansion activities. At May 31, 2014, we had 10 aircraft temporarily idled, one of which was fully depreciated. These aircraft have been idled for an average of three months and are expected to return to revenue service.

In 2013, we retired from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines. As a consequence of this decision, a noncash impairment charge of $100 million ($63 million, net of tax, or $0.20 per diluted share) was recorded in 2013. All of these aircraft were temporarily idled and not in revenue service.

In 2012, we retired from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million ($84 million, net of tax, or $0.26 per diluted share) was recorded in 2012.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We recorded a decrease to equity through OCI of $11 million (net of tax) at our May 31, 2014 measurement date. We recorded an increase to equity through OCI of $861 million (net of tax) at our May 31, 2013 measurement date.

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

We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The noncurrent portion of our income tax liabilities and accrued interest and penalties are recorded in the caption “Other liabilities” in the accompanying consolidated balance sheets.

SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Accruals are primarily based on the actuarially estimated cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LEASES. We lease certain aircraft, facilities, equipment and vehicles under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage, principally related to aircraft leases at FedEx Express and copier usage at FedEx Office. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.

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

TREASURY SHARES. In October 2013, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. These shares augmented the 10.2 million shares remaining on our previous share repurchase authorizations at May 31, 2013. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Repurchases are made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit was set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

In January 2014, we entered into accelerated share repurchase (“ASR”) agreements with two banks to repurchase an aggregate of $2.0 billion of our common stock. During the third quarter of 2014, 11.4 million shares were initially delivered to us based on then-current market prices. During the fourth quarter of 2014, the ASR transactions were completed and we received 3.4 million additional shares. The final number of shares delivered upon settlement of each ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the respective transaction. In total, 14.8 million shares were delivered under the ASR agreements. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2014, including the ASR transactions, we repurchased 36.8 million shares of FedEx common stock at an average price of $131.83 per share for a total of $4.9 billion. As of May 31, 2014, 5.3 million shares remained under our share repurchase authorizations.

DIVIDENDS DECLARED PER COMMON SHARE. On June 9, 2014, our Board of Directors declared a quarterly dividend of $0.20 per share of common stock, an increase of $0.05 per common share from the prior quarter’s dividend. The dividend was paid on July 3, 2014 to stockholders of record as of the close of business on June 19, 2014. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

BUSINESS REALIGNMENT COSTS. During 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services and completed a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 3,600 employees had left the company by the end of 2014. Costs of the benefits provided under the voluntary employee severance program were recognized as special termination benefits in the period that eligible employees accepted their offers. Payments under this program were made at the time of departure and totaled approximately $300 million in 2014 and $180 million in 2013.

The voluntary buyout program included voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. Of the total population leaving the company, approximately 40% of the employees vacated positions on May 31, 2013. An additional 35% departed throughout 2014 and approximately 25% of this population remained until May 31, 2014.

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

USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; loss contingencies; litigation claims; and impairment assessments on long-lived assets (including goodwill).

NOTE 2: RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 9 of our consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under US GAAP (and International Financial Reporting Standards). This standard will be effective for us beginning in fiscal 2018. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

On May 1, 2014, we expanded the international service offerings of FedEx Express by completing our acquisition of the businesses operated by our previous service provider Supaswift (Pty) Ltd. in seven countries in Southern Africa, for $36 million in cash from operations. A significant amount of the purchase price was allocated to goodwill, which was entirely attributed to our FedEx Express reporting unit. This acquisition gives us an established regional ground network and extensive knowledge of the Southern African region.

During 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million.

In 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million.

These acquisitions were completed using cash from operations. The financial results of these acquired businesses are included in the FedEx Express segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Total
Goodwill at May 31, 2012	$1,344	$90	$735	$1,528	$3,697
Accumulated impairment charges	—	—	(133)	(1,177)	(1,310)

Balance as of May 31, 2012	1,344	90	602	351	2,387
Goodwill acquired(1)	351	—	—	—	351
Purchase adjustments and other(2)	20	—	—	(3)	17

Balance as of May 31, 2013	1,715	90	602	348	2,755
Goodwill acquired(1)	24	—	—	—	24
Purchase adjustments and other(2)	11	—	—	—	11

Balance as of May 31, 2014	$1,750	$90	$602	$348	$2,790

Accumulated goodwill impairment charges as of May 31, 2014	$—	$—	$(133)	$(1,177)	$(1,310)

(1)

Goodwill acquired relates to the acquisitions of transportation companies in Poland, France and Brazil in 2013 and the acquisition of transportation companies in Southern Africa in 2014. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments and acquired goodwill related to immaterial acquisitions.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Freight and FedEx Office (reported in the FedEx Services segment). We evaluated reporting units for impairment during the fourth quarter of 2014. The estimated fair value of each of these reporting units exceeded their carrying values in 2014 and 2013, and we do not believe that any of these reporting units were at risk as of May 31, 2014.

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $57 million at May 31, 2014 and $72 million at May 31, 2013. Amortization expense for intangible assets was $23 million in 2014, $27 million in 2013 and $18 million in 2012. Estimated amortization expense is expected to be immaterial in 2015 and beyond.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2014	2013
Accrued Salaries and Employee Benefits
Salaries	$267	$489
Employee benefits, including variable compensation	434	615
Compensated absences	576	584

	$1,277	$1,688

Accrued Expenses
Self-insurance accruals	$811	$796
Taxes other than income taxes	339	368
Other	913	768

	$2,063	$1,932

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2014, are as follows (in millions):

		May 31,
		2014	2013
Senior unsecured debt:
Interest Rate %	Maturity
7.38	2014	$—	$250
8.00	2019	750	750
2.625	2023	499	499
2.70	2023	249	249
4.00	2024	749	—
4.90	2034	499	—
3.875	2043	493	493
4.10	2043	499	499
5.10	2044	749	—
7.60	2098	239	239

Total senior unsecured debt		4,726	2,979
Capital lease obligations		11	11

		4,737	2,990
Less current portion		1	251

		$4,736	$2,739

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had estimated fair values of $5.0 billion at May 31, 2014 and $3.2 billion at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a shelf registration statement filed with the Securities and Exchange Commission that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

In January 2014, we issued $2 billion of senior unsecured debt under our current shelf registration statement, comprised of $750 million of 4.00% fixed-rate notes due in January 2024, $500 million of 4.90% fixed-rate notes due in January 2034 and $750 million of 5.10% fixed-rate notes due in January 2044. Interest on these notes is paid semiannually. We utilized the net proceeds to make payments under the ASR agreements discussed in Note 1. During 2014, we repaid our $250 million 7.38% senior unsecured notes that matured on January 15, 2014.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 57% at May 31, 2014. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2014, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

We issue other financial instruments in the normal course of business to support our operations, including standby letters of credit and surety bonds. We had a total of $538 million in letters of credit outstanding at May 31, 2014, with $149 million unused under our primary $500 million letter of credit facility, and $531 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2046. We leased 10% of our total aircraft fleet under operating leases as of May 31, 2014 and May 31, 2013. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2014	2013	2012
Minimum rentals	$2,154	$2,061	$2,018
Contingent rentals(1)	197	192	210

	$2,351	$2,253	$2,228

(1)	Contingent rentals are based on equipment usage.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2014 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2015	$448	$1,614	$2,062
2016	453	1,450	1,903
2017	392	1,540	1,932
2018	326	1,129	1,455
2019	273	955	1,228
Thereafter	550	6,264	6,814

Total	$2,442	$12,952	$15,394

Property and equipment recorded under capital leases and future minimum lease payments under capital leases were immaterial at May 31, 2014 and 2013. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2014 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2014, none of these shares had been issued.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2014	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of period	$102	$61	$156
Translation adjustments	(25)	41	(95)

Balance at end of period	77	102	61

Retirement plans adjustments:
Balance at beginning of period	(3,922)	(5,014)	(2,706)
Net (loss) gain and other arising during period	(11)	861	(2,432)
Reclassifications from AOCI	162	231	124

Balance at end of period	(3,771)	(3,922)	(5,014)

Accumulated other comprehensive loss at end of period	$(3,694)	$(3,820)	$(4,953)

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2014	2013	2012
Retirement plans:
Amortization of actuarial losses and other	$(382)	$(516)	$(310)	Salaries and employee benefits
Amortization of prior service credits	115	114	113	Salaries and employee benefits

Total before tax	(267)	(402)	(197)
Income tax benefit	105	171	73	Provision for income taxes

AOCI reclassifications, net of tax	$(162)	$(231)	$(124)	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2014	2013	2012
Stock-based compensation expense	$117	$109	$105

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate and dividend yield. Following is a table of the weighted-average Black-Scholes value of our stock option grants, the intrinsic value of options exercised (in millions) and the key weighted-average assumptions used in the valuation calculations for the options granted during the years ended May 31, and then a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2014	2013	2012
Weighted-average Black-Scholes value	$35.79	$29.20	$29.92
Intrinsic value of options exercised	$347	$107	$67
Black-Scholes Assumptions:
Expected lives	6.2 years	6.1 years	6.0 years
Expected volatility	35%	35%	34%
Risk-free interest rate	1.47%	0.94%	1.79%
Dividend yield	0.561%	0.609%	0.563%

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock option activity for the year ended May 31, 2014:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2013	19,135,434	$87.62

Granted	3,482,179	103.83
Exercised	(6,468,517)	86.15
Forfeited	(514,240)	91.61

Outstanding at May 31, 2014	15,634,856	$91.71	6.0	$820

Exercisable	8,913,173	$88.81	4.3	$493

Expected to vest	6,318,382	$95.56	8.3	$307

Available for future grants	13,108,873

(1)	Only presented for options with market value at May 31, 2014 in excess of the exercise price of the option.

The options granted during the year ended May 31, 2014 are primarily related to our principal annual stock option grant in June 2013.

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2014:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2013	529,334	$80.86

Granted	191,964	100.80
Vested	(239,716)	75.48
Forfeited	(1,425)	100.46

Unvested at May 31, 2014	480,157	$91.46

During the year ended May 31, 2013, there were 220,391 shares of restricted stock granted with a weighted-average fair value of $85.45. During the year ended May 31, 2012, there were 214,435 shares of restricted stock granted with a weighted-average fair value of $88.95.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during the year	Fair value (in millions)
2014	2,408,179	$65
2013	2,824,757	81
2012	2,807,809	70

As of May 31, 2014, there was $159 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2014 represented 8% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2014	2013	2012
Basic earnings per common share:
Net earnings allocable to common shares(1)	$2,093	$1,558	$2,029
Weighted-average common shares	307	315	315

Basic earnings per common share	$6.82	$4.95	$6.44

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$2,093	$1,558	$2,029

Weighted-average common shares	307	315	315
Dilutive effect of share-based awards	3	2	2

Weighted-average diluted shares	310	317	317
Diluted earnings per common share	$6.75	$4.91	$6.41

Anti-dilutive options excluded from diluted earnings per common share	3.3	11.1	12.6

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2014	2013	2012
Current provision (benefit)
Domestic:
Federal	$624	$512	$(120)
State and local	56	86	80
Foreign	194	170	181

	874	768	141

Deferred provision (benefit)
Domestic:
Federal	238	175	947
State and local	62	(7)	21
Foreign	18	(42)	—

	318	126	968

	$1,192	$894	$1,109

Our current federal income tax expenses in 2012, and to a lesser extent, 2013 and 2014, were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation accelerated into an earlier year is foregone in later years.

Pre-tax earnings (loss) of foreign operations for 2014, 2013 and 2012 were $412 million, $(55) million and $358 million, respectively. These amounts represent only a portion of total results associated with international shipments and accordingly, do not represent our international results of operations.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2014	2013	2012
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	2.3	2.1	2.1
Other, net	(1.0)	(0.7)	(1.8)

Effective tax rate	36.3%	36.4%	35.3%

Our 2012 rate was favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$120	$3,730	$157	$3,676
Employee benefits	1,464	11	1,771	11
Self-insurance accruals	555	—	533	—
Other	292	290	251	238
Net operating loss/credit carryforwards	333	—	298	—
Valuation allowances	(245)	—	(204)	—

	$2,519	$4,031	$2,806	$3,925

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2014	2013
Current deferred tax assets	$522	$533
Noncurrent deferred tax assets(1)	80	—
Noncurrent deferred tax liabilities	(2,114)	(1,652)

	$(1,512)	$(1,119)

(1)	Noncurrent deferred tax assets are included in the line item Other Assets in our Consolidated Balance Sheet.

We have $1.0 billion of net operating loss carryovers in various foreign jurisdictions and $515 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2015. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred income tax liabilities, the overall business environment, our historical financial results and potential current and future tax planning strategies. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.

Permanently reinvested earnings of our foreign subsidiaries amounted to $1.6 billion at the end of 2014 and $1.3 billion at the end of 2013. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2014, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 1.2% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $471 million at the end of 2014 and $420 million at the end of 2013.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2014, approximately 90% of our total enterprise-wide income was earned in U.S. companies of FedEx that are taxable in the United States. As a U.S. airline, our FedEx Express unit is required by Federal Aviation Administration and other rules to conduct its air operations, domestic and international, through a U.S. company. However, we serve more than 220 countries and territories around the world, and are required to establish legal entities in many of them. Most of our entities in those countries are operating entities, engaged in picking up and delivering packages and performing other transportation services. We are continually expanding our global network to meet our customers’ needs, which requires increasing investment outside the U.S. We typically use cash generated overseas to fund these investments and have a foreign holding company which manages our investments in several foreign operating companies.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. The IRS has completed its examination of our 2010 and 2011 federal income tax returns with insignificant adjustments taken to appeals. The IRS is currently examining our 2012 and 2013 tax returns. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2014	2013	2012
Balance at beginning of year	$47	$51	$69
Increases for tax positions taken in the current year	1	1	2
Increases for tax positions taken in prior years	3	3	4
Decreases for tax positions taken in prior years	(3)	(3)	(35)
Settlements	(6)	(9)	(3)
Increases due to acquisitions	—	4	15
Decrease from lapse of statute of limitations	(3)	(2)	—
Changes due to currency translation	(1)	2	(1)

Balance at end of year	$38	$47	$51

Our liabilities recorded for uncertain tax positions include $33 million at May 31, 2014 and $42 million at May 31, 2013 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $19 million on May 31, 2014 and $29 million on May 31, 2013. Total interest and penalties included in our consolidated statements of income are immaterial.

It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for uncertain tax positions includes no matters that are individually or collectively material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will have a material effect on us.

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. We recorded a decrease to equity of $11 million (net of tax) at May 31, 2014, and an increase to equity of $861 million (net of tax) at May 31, 2013, attributable to changes in the funded status of our plans.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2014	2013	2012
U.S. domestic and international pension plans	$484	$679	$524
U.S. domestic and international defined contribution plans	363	354	338
U.S. domestic and international postretirement healthcare plans	78	78	70

	$925	$1,111	$932

Total retirement plans costs in 2014 were lower than 2013 due to the favorable impact of a higher discount rate at our May 31, 2013 measurement date and higher returns on plan assets.

PENSION PLANS. Our largest pension plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index and corporate bond rates. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on earnings and years of service and are funded in compliance with local laws and practices.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average actuarial assumptions for our primary U.S. retirement plans, which represent substantially all of our PBO and accumulated postretirement benefit obligation (“APBO”), are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2014	2013	2012	2014	2013	2012
Discount rate used to determine benefit obligation	4.60%	4.79%	4.44%	4.70%	4.91%	4.55%
Discount rate used to determine net periodic benefit cost	4.79	4.44	5.76	4.91	4.55	5.67
Rate of increase in future compensation levels used to determine benefit obligation	4.56	4.54	4.62	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.54	4.62	4.58	—	—	—
Expected long-term rate of return on assets	7.75	8.00	8.00	—	—	—

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

Our expected long-term rate of return on plan assets was 7.75% in 2014 and 8% in 2013 and 2012. Our actual return in each of the past three years exceeded those amounts for our principal U.S. domestic pension plan. For 2014, we lowered our expected return on plan assets assumption for long-term returns on plan assets to 7.75% as we refined our asset and liability management strategy. In lowering this assumption we considered our historical returns, our investment strategy for our plan assets, including the impacts of the duration of our plan liability and the relatively low annual draw on plan assets on that investment strategy. For the 15-year period ended May 31, 2014, our actual annual returns were 7%.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We use a calculated-value method to determine the value of plan assets, which helps mitigate short-term volatility in market performance (both increases and decreases) by amortizing certain actuarial gains or losses over a period no longer than four years. Another method used in practice applies the market value of plan assets at the measurement date. For purposes of valuing plan assets for determining 2015 pension expense, the calculated value method resulted in the same value as the market value, as it did in 2014 and 2013.

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our pension plan assets are invested primarily in publicly tradeable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. Our largest holding classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government/Long Corporate Index), and U.S. Large Cap Equities (which are mainly indexed to the S&P 500 Index). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. As part of our strategy to manage pension costs and funded status volatility, we have transitioned to a liability-driven investment strategy to better align plan assets with liabilities. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a description of the valuation methodologies used for investments measured at fair value:

•

Cash and cash equivalents. These Level 1 investments include cash, cash equivalents and foreign currency valued using exchange rates. The Level 2 investments include commingled funds valued using the net asset value.

•

Domestic, international and global equities. These Level 1 investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded. The Level 2 investments are commingled funds valued using the net asset value.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of investments by level and asset category and the weighted-average asset allocations for our domestic pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2014
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$313	2%	0 - 5%	$55	$258
Equities			35 - 55
U.S. large cap equity	5,196	24		55	5,141
International equities	2,652	12		2,206	446
Global equities	1,367	7			1,367
U.S. SMID cap equity	886	4		886
Private equities	276	1				$276
Fixed income securities			45 - 65
Corporate	5,758	27			5,758
Government	4,782	22			4,782
Mortgage backed and other	275	1			275
Other	(61)	—		(61)

	$21,444	100%		$3,141	$18,027	$276

	2013
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$456	2%	0 - 5%	$15	$441
Equities			35 - 55
U.S. large cap equity	5,264	28		37	5,227
International equities	2,271	12		1,904	367
U.S. SMID cap equity	1,741	9		1,741
Private equities	332	2				$332
Fixed income securities			45 - 65
Corporate	4,972	26			4,972
Government	3,888	20			3,888
Mortgage backed and other	200	1			200
Other	(77)	—		(83)	6

	$19,047	100%		$3,614	$15,101	$332

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	2014	2013
Balance at beginning of year	$332	$402
Actual return on plan assets:
Assets held during current year	(17)	(29)
Assets sold during the year	53	55
Purchases, sales and settlements	(92)	(96)

Balance at end of year	$276	$332

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2014 and a statement of the funded status as of May 31, 2014 and 2013 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2014	2013	2014	2013
Accumulated Benefit Obligation (“ABO”)	$23,805	$21,958

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$22,600	$22,187	$828	$790
Service cost	657	692	38	42
Interest cost	1,055	968	40	36
Actuarial loss (gain)	1,021	(652)	5	(17)
Benefits paid	(801)	(589)	(62)	(54)
Other	46	(6)	34	31

PBO/APBO at the end of year	$24,578	$22,600	$883	$828

Change in Plan Assets
Fair value of plan assets at the beginning of year	$19,433	$17,334	$—	$—
Actual return on plan assets	2,509	2,081	—	—
Company contributions	727	615	28	27
Benefits paid	(801)	(589)	(62)	(54)
Other	39	(8)	34	27

Fair value of plan assets at the end of year	$21,907	$19,433	$—	$—

Funded Status of the Plans	$(2,671)	$(3,167)	$(883)	$(828)

Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$5
Current pension, postretirement healthcare and other benefit obligations	(41)	$(48)	$(41)	$(39)
Noncurrent pension, postretirement healthcare and other benefit obligations	(2,635)	(3,119)	(842)	(789)

Net amount recognized	$(2,671)	$(3,167)	$(883)	$(828)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$6,633	$6,993	$2	$(4)
Prior service (credit) cost and other	(670)	(781)	1	2

Total	$5,963	$6,212	$3	$(2)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$300	$378	$—	$—
Prior service credit and other	(115)	(114)	—	—

Total	$185	$264	$—	$—

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2014
Qualified	$23,439	$21,444	$(1,995)
Nonqualified	280	—	(280)
International Plans	859	463	(396)

Total	$24,578	$21,907	$(2,671)

2013
Qualified	$21,532	$19,047	$(2,485)
Nonqualified	322	—	(322)
International Plans	746	386	(360)

Total	$22,600	$19,433	$(3,167)

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. These plans are comprised of our unfunded nonqualified plans, certain international plans and our U.S. Pension Plans. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2014	2013
Pension Benefits
Fair value of plan assets	$21,543	$19,433
PBO	(24,219)	(22,600)

Net funded status	$(2,676)	$(3,167)

	ABO Exceeds the Fair Value of Plan Assets
	2014	2013
Pension Benefits
ABO(1)	$(23,447)	$(21,930)

Fair value of plan assets	21,542	19,404
PBO	(24,218)	(22,570)

Net funded status	$(2,676)	$(3,166)

(1)	ABO not used in determination of funded status.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2014	2013
Required	$645	$560
Voluntary	15	—

	$660	$560

For 2015, we anticipate making required contributions to our U.S. Pension Plans totaling approximately $580 million.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2014	2013	2012	2014	2013	2012
Service cost	$657	$692	$593	$38	$42	$35
Interest cost	1,055	968	976	40	36	36
Expected return on plan assets	(1,495)	(1,383)	(1,240)	—	—	—
Recognized actuarial losses (gains) and other	267	402	195	—	—	(1)

Net periodic benefit cost	$484	$679	$524	$78	$78	$70

Amounts recognized in OCI for all plans for the years ended May 31 were as follows (in millions):

	2014				2013
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Net (gain) loss and other arising during period	$7	$8	$5	$3	$(1,350)	$(840)	$(17)	$(21)
Amortizations:
Prior services credit	115	69	—	—	114	66	—	—
Actuarial losses and other	(382)	(231)	—	—	(516)	(297)	—	—

Total recognized in OCI	$(260)	$(154)	$5	$3	$(1,752)	$(1,071)	$(17)	$(21)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (millions):

	Pension Plans	Postretirement Healthcare Plans
2015	$912	$41
2016	870	42
2017	954	44
2018	1,015	45
2019	1,120	46
2020-2024	7,398	267

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.5% during 2015, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2014 or 2014 benefit expense because the level of these benefits is capped.

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

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications and certain back-office support to our other companies; FedEx TechConnect, which is responsible for customer service, technical support, billings and collections for U.S. customers of our major business units; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

Operating expenses for each of our transportation segments include the allocations from the FedEx Services segment to the respective transportation segments. These allocations also include charges and credits for administrative services provided between operating companies and certain other costs such as corporate management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions and our allocation methodologies are refined as necessary to reflect changes in our businesses.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals for the years ended or as of May 31 (in millions):

	FedEx Express Segment(1)	FedEx Ground Segment(2)	FedEx Freight Segment(3)	FedEx Services Segment	Other and Eliminations	Consolidated Total
Revenues
2014	$27,121	$11,617	$ 5,757	$ 1,536	$ (464)	$45,567
2013	27,171	10,578	5,401	1,580	(443)	44,287
2012	26,515	9,573	5,282	1,671	(361)	42,680
Depreciation and amortization
2014	$ 1,488	$ 468	$ 231	$ 399	$ 1	$ 2,587
2013	1,350	434	217	384	1	2,386
2012	1,169	389	185	369	1	2,113
Operating income
2014	$ 1,172	$ 1,955	$ 319	$ —	$ —	$ 3,446
2013	555	1,788	208	—	—	2,551
2012	1,260	1,764	162	—	—	3,186
Segment assets(4)
2014	$19,901	$ 8,466	$ 3,216	$ 5,186	$ (3,699)	$33,070
2013	18,935	7,353	2,953	4,879	(553)	33,567
2012	17,981	6,154	2,807	4,546	(1,585)	29,903

(1)

FedEx Express segment 2013 operating expenses include $405 million of direct and allocated business realignment costs and an impairment charge of $100 million resulting from the decision to retire 10 aircraft and related engines. FedEx Express segment 2012 operating expenses include an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines and a reversal of a $66 million legal reserve that was initially recorded in 2011.

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

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2014	$1,994	$850	$325	$363	$1	$3,533
2013	2,067	555	326	424	3	3,375
2012	2,689	536	340	437	5	4,007

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2014	2013	2012
FedEx Express segment:
Package:
U.S. overnight box	$6,555	$6,513	$6,546
U.S. overnight envelope	1,636	1,705	1,747
U.S. deferred	3,188	3,020	3,001

Total U.S. domestic package revenue	11,379	11,238	11,294
International priority	6,451	6,586	6,849
International economy	2,229	2,046	1,859

Total international export package revenue	8,680	8,632	8,708
International domestic(1)	1,446	1,398	853

Total package revenue	21,505	21,268	20,855
Freight:
U.S.	2,355	2,562	2,498
International priority	1,594	1,678	1,827
International airfreight	205	276	307

Total freight revenue	4,154	4,516	4,632
Other(2)	1,462	1,387	1,028

Total FedEx Express segment	27,121	27,171	26,515
FedEx Ground segment:
FedEx Ground	10,634	9,652	8,791
FedEx SmartPost	983	926	782

Total FedEx Ground segment	11,617	10,578	9,573
FedEx Freight segment	5,757	5,401	5,282
FedEx Services segment	1,536	1,580	1,671
Other and eliminations	(464)	(443)	(361)

	$45,567	$44,287	$42,680

GEOGRAPHICAL INFORMATION(3)

Revenues:
U.S.	$32,901	$31,550	$29,837
International:
FedEx Express segment	12,274	12,357	12,370
FedEx Ground segment	248	234	216
FedEx Freight segment	130	112	101
FedEx Services segment	14	34	156

Total international revenue	12,666	12,737	12,843

	$45,567	$44,287	$42,680

Noncurrent assets:
U.S.	$20,658	$19,637	$18,874
International	2,729	2,656	1,973

	$23,387	$22,293	$20,847

(1)	International domestic revenues represent our international intra-country express operations, including countries such as Mexico and Brazil.

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

(3)

International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2014	2013	2012
Cash payments for:
Interest (net of capitalized interest)	$131	$80	$52

Income taxes	$820	$687	$403
Income tax refunds received	(54)	(219)	(146)

Cash tax payments, net	$766	$468	$257

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

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as operating leases. FedEx Express has unconditionally guaranteed $528 million in principal of these bonds (with total future principal and interest payments of approximately $649 million as of May 31, 2014) through these leases.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2014 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total

2015	$ 1,147	$ 1,197	$ 2,344
2016	1,248	274	1,522
2017	956	123	1,079
2018	1,368	58	1,426
2019	859	19	878
Thereafter	4,498	101	4,599

Total	$ 10,076	$ 1,772	$ 11,848

(1)	Primarily equipment, advertising contracts and in 2015, approximately $580 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have several aircraft modernization programs underway which are supported by the purchase of B777F, B767F and Boeing 757 (“B757”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2014, FedEx Express entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. FedEx Express also deferred 11 existing options to purchase B777F aircraft by two years. Additionally in 2014, we entered into supplemental agreements to purchase 16 B757 option aircraft pursuant to an agreement originally entered into in March 2013, the delivery of which began in 2014 and will continue through 2015.

We had $396 million in deposits and progress payments as of May 31, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the B757 aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2014, with the year of expected delivery:

	B757	B767F	B777F	Total
2015	13	12	—	25
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
2019	—	4	2	6
Thereafter	—	—	12	12

Total	13	48	18	79

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

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 26 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of those cases are now on appeal with the Court of Appeals for the Ninth Circuit, and one is on appeal with the Court of Appeals for the Eleventh Circuit. The other four remain pending in their respective district courts, but three of these four matters have been settled for immaterial amounts. The courts have granted final approval of two of the three settlements, while the other settlement remains subject to court approval.

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

City and State of New York Cigarette Suit. On December 30, 2013, the City of New York filed suit against FedEx Express and FedEx Ground arising from our alleged shipments of cigarettes to New York City residents. The claims against FedEx Express were subsequently dismissed. On March 30, 2014, the complaint was amended adding the State of New York as a plaintiff. Beyond the addition of the State as a plaintiff, the amended complaint contains several amplifications of the previous claims. First, the claims now relate to four shippers, none of which continues to ship in our network. Second, the amended complaint contains a count for violation of the Assurance of Compliance (“AOC”) we had previously entered into with the State of New York, claiming that since 2006, FedEx has made shipments of cigarettes to residences in New York in violation of the AOC. Lastly, the amendment contains new theories of Racketeer Influenced and Corrupt Organizations Act violations. In May 2014, we filed a motion to dismiss almost all of the claims. Loss in this matter is reasonably possible, but the amount of any loss is expected to be immaterial.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2014, FedEx Ground received oral communications from District Attorneys’ Offices (representing California’s county environmental authorities) and the California Attorney General’s Office (representing the California Division of Toxic Substances Control) that they were seeking civil penalties for alleged violations of the state’s hazardous waste regulations. Specifically, the California environmental authorities alleged that FedEx Ground improperly generates and/or handles, stores and transports hazardous waste from its stations to its hubs in California. In April 2014, FedEx Ground filed a declaratory judgment action in the United States District Court for the Eastern District of California against the Director of the California Division of Toxic Substances Control and the county District Attorneys with whom we have been negotiating. In June 2014, the California Attorney General filed a complaint against FedEx Ground in Sacramento County Superior Court alleging violations of FedEx Ground as described above. The County District Attorneys filed a similar complaint in Sacramento County Superior Court in July 2014. Loss in this matter is reasonably possible, however, the amount of any loss is expected to be immaterial.

On January 14, 2014, the U.S. Department of Justice (“DOJ”) issued a Grand Jury Subpoena to FedEx Express relating to an asbestos matter previously investigated by the U.S. Environmental Protection Agency. On May 1, 2014, the DOJ informed us that it had determined to continue to pursue the matter as a criminal case, citing seven asbestos-related regulatory violations associated with removal of roof materials from a hangar in Puerto Rico during cleaning and repair activity, as well as violation of waste disposal requirements. Loss is reasonably possible, however, the amount of any loss is expected to be immaterial.

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February 2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the DOJ into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. In November 2012, the DOJ served a civil investigative demand on the third-party consultant seeking all pleadings, depositions and documents produced in the lawsuit. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation move forward, and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, the amount of any loss is expected to be immaterial.

We have received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. We responded to grand jury subpoenas issued in June 2008 and August 2009 and to periodic subsequent requests for additional information related to those subpoenas, and we continue to respond and cooperate with the investigation. We believe that our employees have acted in good faith at all times. We do not believe that we have engaged in any illegal activities and will vigorously defend ourselves in any action that may result from the investigation. The investigation may lead to a criminal indictment and, if we are convicted, remedies could include fines, penalties, financial forfeiture and compliance conditions. We cannot estimate the amount or range of loss, if any, as such analysis would depend on facts and law that are not yet fully developed or resolved.

On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. Given the early stage of this matter, we cannot yet determine the amount or range of potential loss; however, it is reasonably possible that it could be material.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 19: RELATED PARTY TRANSACTIONS

Our Chairman, President and Chief Executive Officer, Frederick W. Smith, currently holds an approximate 10% ownership interest in the National Football League Washington Redskins professional football team and is a member of its board of directors. FedEx has a multi-year naming rights agreement with Washington Football, Inc. granting us certain marketing rights, including the right to name the stadium where the team plays and other events are held “FedExField.”

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2014
Revenues	$11,024	$11,403	$11,301	$11,839
Operating income	795	827	641	1,183
Net income	489	500	378	730
Basic earnings per common share(1)	1.54	1.58	1.24	2.49
Diluted earnings per common share(1)	1.53	1.57	1.23	2.46

2013(2)
Revenues	$10,792	$11,107	$10,953	$11,435
Operating income	742	718	589	502
Net income	459	438	361	303
Basic earnings per common share(1)	1.46	1.39	1.14	0.96
Diluted earnings per common share(1)	1.45	1.39	1.13	0.95

(1)	The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,756	$441	$861	$(150)	$2,908
Receivables, less allowances	2	4,338	1,151	(31)	5,460
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	59	674	60	—	793
Deferred income taxes	—	501	21	—	522

Total current assets	1,817	5,954	2,093	(181)	9,683

PROPERTY AND EQUIPMENT, AT COST	28	38,303	2,360	—	40,691
Less accumulated depreciation and amortization	22	19,899	1,220	—	21,141

Net property and equipment	6	18,404	1,140	—	19,550

INTERCOMPANY RECEIVABLE	—	1,058	1,265	(2,323)	—
GOODWILL	—	1,552	1,238	—	2,790
INVESTMENT IN SUBSIDIARIES	20,785	3,754	—	(24,539)	—
OTHER ASSETS	2,088	747	250	(2,038)	1,047

	$24,696	$31,469	$5,986	$(29,081)	$33,070

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$1	$—	$—	$1
Accrued salaries and employee benefits	55	1,042	180	—	1,277
Accounts payable	2	1,530	620	(181)	1,971
Accrued expenses	405	1,444	214	—	2,063

Total current liabilities	462	4,017	1,014	(181)	5,312

LONG-TERM DEBT, LESS CURRENT PORTION	4,487	249	—	—	4,736
INTERCOMPANY PAYABLE	2,323	—	—	(2,323)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,059	93	(2,038)	2,114
Other liabilities	2,147	3,230	254	—	5,631

Total other long-term liabilities	2,147	7,289	347	(2,038)	7,745
STOCKHOLDERS’ INVESTMENT	15,277	19,914	4,625	(24,539)	15,277

	$24,696	$31,469	$5,986	$(29,081)	$33,070

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$38,088	$7,820	$(341)	$45,567

OPERATING EXPENSES:
Salaries and employee benefits	99	14,303	2,153	—	16,555
Purchased transportation	—	5,374	2,796	(159)	8,011
Rentals and landing fees	5	2,282	340	(5)	2,622
Depreciation and amortization	1	2,379	207	—	2,587
Fuel	—	4,460	97	—	4,557
Maintenance and repairs	1	1,734	127	—	1,862
Intercompany charges, net	(209)	(125)	334	—	—
Other	103	4,823	1,178	(177)	5,927

	—	35,230	7,232	(341)	42,121

OPERATING INCOME	—	2,858	588	—	3,446

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,097	411	—	(2,508)	—
Interest, net	(167)	16	9	—	(142)
Intercompany charges, net	172	(194)	22	—	—
Other, net	(5)	(14)	4	—	(15)

INCOME BEFORE INCOME TAXES	2,097	3,077	623	(2,508)	3,289

Provision for income taxes	—	1,004	188	—	1,192

NET INCOME	$2,097	$2,073	$435	$(2,508)	$2,097

COMPREHENSIVE INCOME	$2,251	$2,072	$408	$(2,508)	$2,223

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$37,073	$7,543	$(329)	$44,287

OPERATING EXPENSES:
Salaries and employee benefits	103	14,375	2,092	—	16,570
Purchased transportation	—	4,839	2,574	(141)	7,272
Rentals and landing fees	5	2,198	324	(6)	2,521
Depreciation and amortization	1	2,200	185	—	2,386
Fuel	—	4,650	96	—	4,746
Maintenance and repairs	1	1,791	117	—	1,909
Business realignment, impairment and other charges	21	639	—	—	660
Intercompany charges, net	(227)	(329)	556	—	—
Other	96	4,565	1,193	(182)	5,672

	—	34,928	7,137	(329)	41,736

OPERATING INCOME	—	2,145	406	—	2,551

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,561	253	—	(1,814)	—
Interest, net	(108)	42	5	—	(61)
Intercompany charges, net	113	(131)	18	—	—
Other, net	(5)	(20)	(10)	—	(35)

INCOME BEFORE INCOME TAXES	1,561	2,289	419	(1,814)	2,455

Provision for income taxes	—	710	184	—	894

NET INCOME	$1,561	$1,579	$235	$(1,814)	$1,561

COMPREHENSIVE INCOME	$2,622	$1,618	$268	$(1,814)	$2,694

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended May 31, 2012

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$36,412	$6,569	$(301)	$42,680

OPERATING EXPENSES:
Salaries and employee benefits	114	14,153	1,832	—	16,099
Purchased transportation	—	4,509	1,944	(118)	6,335
Rentals and landing fees	5	2,221	267	(6)	2,487
Depreciation and amortization	1	1,962	150	—	2,113
Fuel	—	4,877	79	—	4,956
Maintenance and repairs	1	1,882	97	—	1,980
Business realignment, impairment and other charges	—	134	—	—	134
Intercompany charges, net	(218)	(323)	541	—	—
Other	97	4,482	988	(177)	5,390

	—	33,897	5,898	(301)	39,494

OPERATING INCOME	—	2,515	671	—	3,186

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,032	395	—	(2,427)	—
Interest, net	(75)	31	5	—	(39)
Intercompany charges, net	80	(102)	22	—	—
Other, net	(5)	(10)	9	—	(6)

INCOME BEFORE INCOME TAXES	2,032	2,829	707	(2,427)	3,141

Provision for income taxes	—	875	234	—	1,109

NET INCOME	$2,032	$1,954	$473	$(2,427)	$2,032

COMPREHENSIVE (LOSS) INCOME	$(120)	$1,796	$380	$(2,427)	$(371)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8)	$3,790	$535	$(53)	$4,264

INVESTING ACTIVITIES
Capital expenditures	(1)	(3,230)	(302)	—	(3,533)
Business acquisition, net of cash acquired	—	(36)	—	—	(36)
Proceeds from asset dispositions and other	—	37	(19)	—	18

CASH USED IN INVESTING ACTIVITIES	(1)	(3,229)	(321)	—	(3,551)

FINANCING ACTIVITIES
Net transfers from (to) Parent	588	(546)	(42)	—	—
Payment on loan between subsidiaries	—	(4)	4	—	—
Intercompany dividends	—	54	(54)	—	—
Principal payments on debt	(250)	(4)	—	—	(254)
Proceeds from debt issuance	1,997	—	—	—	1,997
Proceeds from stock issuances	557	—	—	—	557
Excess tax benefit on the exercise of stock options	44	—	—	—	44
Dividends paid	(187)	—	—	—	(187)
Purchase of treasury stock	(4,857)	—	—	—	(4,857)
Other, net	(19)	(16)	16	—	(19)

CASH USED IN FINANCING ACTIVITIES	(2,127)	(516)	(76)	—	(2,719)

Effect of exchange rate changes on cash	—	(9)	6	—	(3)
Net (decrease) increase in cash and cash equivalents	(2,136)	36	144	(53)	(2,009)
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$1,756	$441	$861	$(150)	$2,908

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$247	$3,936	$486	$19	$4,688

INVESTING ACTIVITIES
Capital expenditures	(3)	(3,029)	(343)	—	(3,375)
Business acquisitions, net of cash acquired	—	—	(483)	—	(483)
Proceeds from asset dispositions and other	—	49	6	—	55

CASH USED IN INVESTING ACTIVITIES	(3)	(2,980)	(820)	—	(3,803)

FINANCING ACTIVITIES
Net transfers from (to) Parent	141	(58)	(83)	—	—
Payment on loan between subsidiaries	—	(385)	385	—	—
Intercompany dividends	—	21	(21)	—	—
Principal payments on debt	—	(417)	—	—	(417)
Proceeds from debt issuances	1,739	—	—	—	1,739
Proceeds from stock issuances	280	—	—	—	280
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(177)	—	—	—	(177)
Purchase of treasury stock	(246)	—	—	—	(246)
Other, net	(18)	(119)	119	—	(18)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,742	(958)	400	—	1,184

Effect of exchange rate changes on cash	—	(10)	15	—	5
Net increase (decrease) in cash and cash equivalents	1,986	(12)	81	19	2,074
Cash and cash equivalents at beginning of period	1,906	417	636	(116)	2,843

Cash and cash equivalents at end of period	$3,892	$405	$717	$(97)	$4,917

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $5.0 billion at May 31, 2014 and $3.2 billion at May 31, 2013. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $165 million as of May 31, 2014 and $77 million as of May 31, 2013. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these benefit plans, as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets will also increase pension expense in the years following the losses.

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2014, foreign currency fluctuations had a slightly negative impact on operating income. The impact of foreign currency fluctuations was slightly positive in 2013. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2014, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $23 million for 2015. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our variable fuel surcharges because our fuel surcharges are closely linked to market prices for fuel. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings over the long term.

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

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2014. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
Operating Results
Revenues	$45,567	$44,287	$42,680	$39,304	$34,734
Operating income	3,446	2,551	3,186	2,378	1,998
Income before income taxes	3,289	2,455	3,141	2,265	1,894
Net income	2,097	1,561	2,032	1,452	1,184

Per Share Data
Earnings per share:
Basic	$6.82	$4.95	$6.44	$4.61	$3.78
Diluted	$6.75	$4.91	$6.41	$4.57	$3.76

Average shares of common stock outstanding	307	315	315	315	312
Average common and common equivalent shares outstanding	310	317	317	317	314
Cash dividends declared	$0.60	$0.56	$0.52	$0.48	$0.44

Financial Position
Property and equipment, net	$19,550	$18,484	$17,248	$15,543	$14,385
Total assets	33,070	33,567	29,903	27,385	24,902
Long-term debt, less current portion	4,736	2,739	1,250	1,667	1,668
Common stockholders’ investment	15,277	17,398	14,727	15,220	13,811

Other Operating Data
FedEx Express aircraft fleet	650	647	660	688	667

(1)	Common stockholders’ investment includes an other comprehensive income decrease of $11 million, net of tax, for the funded status of our retirement plans at May 31, 2014.

(2)

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

(3)

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

(4)

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

(5)	Common stockholders’ investment includes an other comprehensive income charge of $1.0 billion, net of tax, for the funded status of our retirement plans at May 31, 2010.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2014 and 2013, and for each of the three years in the period ended May 31, 2014, and have issued our report thereon dated July 14, 2014 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2014

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2014, 2013, AND 2012

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2014	$94	$130	$—		$143	(a)	$81

2013	94	167	—		167	(a)	94

2012	97	160	—		163	(a)	94

Allowance for Revenue Adjustments

2014	$82	$—	$626	(b)	$625	(c)	$83

2013	84	—	573	(b)	575	(c)	82

2012	85	—	570	(b)	571	(c)	84

Inventory Valuation Allowance:

2014	$205	$20	$—		$13		$212

2013	184	24	—		3		205

2012	169	15	—		—		184

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2014	2013	2012	2011	2010
Earnings:
Income before income taxes	$3,289	$2,455	$3,141	$2,265	$1,894
Add back:
Interest expense, net of capitalized interest	160	82	52	86	79
Amortization of debt issuance costs	4	5	5	16	14
Portion of rent expense representative of interest factor	876	864	797	852	806

Earnings as adjusted	$4,329	$3,406	$3,995	$3,219	$2,793

Fixed Charges:
Interest expense, net of capitalized interest	$160	$82	$52	$86	$79
Capitalized interest	29	45	85	71	80
Amortization of debt issuance costs	4	5	5	16	14
Portion of rent expense representative of interest factor	876	864	797	852	806

	$1,069	$996	$939	$1,025	$979

Ratio of Earnings to Fixed Charges	4.0	3.4	4.3	3.1	2.9

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated March 10, 2014 and filed March 14, 2014, and incorporated herein by reference.)

Long-Term Debt Instruments

4.1	Indenture, dated as of August 8, 2006, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.2	Supplemental Indenture No. 2, dated as of January 16, 2009, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated January 13, 2009 and filed January 16, 2009, and incorporated herein by reference.)

4.3	Form of 8.000% Note due 2019. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated January 13, 2009 and filed January 16, 2009, and incorporated herein by reference.)

4.4	Supplemental Indenture No. 3, dated as of July 27, 2012, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated July 24, 2012 and filed July 30, 2012, and incorporated herein by reference.)

4.5	Form of 2.625% Note due 2022. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated July 24, 2012 and filed July 30, 2012, and incorporated herein by reference.)

4.6	Form of 3.875% Note due 2042. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated July 24, 2012 and filed July 30, 2012, and incorporated herein by reference.)

4.7	Supplemental Indenture No. 4, dated as of April 11, 2013, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.8	Form of 2.70% Note due 2023. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.9	Form of 4.10% Note due 2043. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.10	Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.11	Form of 4.000% Note due 2024. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.12	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.13	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express (the “Composite Lease Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.7	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.9	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.16	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.20	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 23 (and related side letters) dated as December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.26	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.27	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 4 (and related side letter) dated as December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.29	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.52 to FedEx Corporation’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.31	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.33	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.35	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.36	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.38	Amendment dated March 27, 2014 (but effective as of January 6, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.39	Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.40	Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.41	Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.42	Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.43	Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement.

Financing Agreement

10.44	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

10.45	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.57	FedEx 1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to the 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.58	Amendment to the 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.59	FedEx 1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to the 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)

10.60	Amendment to the 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.61	FedEx 1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to the 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.62	FedEx 2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to the 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)

10.63	FedEx 2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to the 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.64	Amendment to the 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.65	Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.66	FedEx Incentive Stock Plan, as amended; Amendment to the Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans; Form of Terms and Conditions of stock option grant pursuant to the Incentive Stock Plan, as amended; and Form of Restricted Stock Agreement pursuant to the Incentive Stock Plan, as amended. (The Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Amendment to the Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to the Incentive Stock Plan, as amended, was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference.)

10.67	FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the United Kingdom Sub-Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

10.68	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.69	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.70	FedEx 2010 Omnibus Stock Incentive Plan; Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan; and Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (The 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; and the Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference.)

10.71	FedEx 2010 Omnibus Stock Incentive Plan, as amended, and Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan, as amended. (The 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and is incorporated herein by reference, and the form of restricted stock agreement was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and is incorporated herein by reference.)

10.72	Amended and Restated FedEx Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.73	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.74	Compensation Arrangements with Named Executive Officers.

10.75	Compensation Arrangements with Outside Directors. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated December 9, 2013 and filed December 10, 2013, and incorporated herein by reference.)

10.76	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.77	Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr., William J. Logue, Henry J. Maier and Christine P. Richards. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 133 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.