Form 10-Q
period 2014-08-31
FEDEX CORP
filed 2014-09-18
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 17, 2014
Common Stock, par value $0.10 per share	283,246,379

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2014 and May 31, 2014	2

Condensed Consolidated Statements of Income Three Months Ended August 31, 2014 and 2013	4

Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2014 and 2013	5

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2014 and 2013	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	23

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46

ITEM 4. Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	47

ITEM 1A. Risk Factors	47

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 6. Exhibits	47

Signature	49

Exhibit Index	E-1

Exhibit 10.1

Exhibit 10.2

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31,
	2014	May 31,
	(Unaudited)	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,416	$2,908
Receivables, less allowances of $170 and $164	5,487	5,460
Spare parts, supplies and fuel, less allowances of $216 and $212	481	463
Deferred income taxes	497	522
Prepaid expenses and other	369	330

Total current assets	9,250	9,683

PROPERTY AND EQUIPMENT, AT COST	40,866	40,691
Less accumulated depreciation and amortization	21,442	21,141

Net property and equipment	19,424	19,550

OTHER LONG-TERM ASSETS
Goodwill	2,775	2,790
Other assets	1,138	1,047

Total other long-term assets	3,913	3,837

	$32,587	$33,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2014	May 31,
	(Unaudited)	2014
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$1	$1
Accrued salaries and employee benefits	1,103	1,277
Accounts payable	1,973	1,971
Accrued expenses	2,076	2,063

Total current liabilities	5,153	5,312

LONG-TERM DEBT, LESS CURRENT PORTION	4,735	4,736

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,107	2,114
Pension, postretirement healthcare and other benefit obligations	3,313	3,484
Self-insurance accruals	1,047	1,038
Deferred lease obligations	748	758
Deferred gains, principally related to aircraft transactions	200	206
Other liabilities	163	145

Total other long-term liabilities	7,578	7,745

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2014 and May 31, 2014	32	32
Additional paid-in capital	2,629	2,643
Retained earnings	20,921	20,429
Accumulated other comprehensive loss	(3,694)	(3,694)
Treasury stock, at cost	(4,767)	(4,133)

Total common stockholders’ investment	15,121	15,277

	$32,587	$33,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,

	2014	2013
REVENUES	$11,684	$11,024

OPERATING EXPENSES:
Salaries and employee benefits	4,189	4,077
Purchased transportation	2,054	1,879
Rentals and landing fees	660	640
Depreciation and amortization	651	639
Fuel	1,120	1,104
Maintenance and repairs	556	480
Other	1,467	1,410

	10,697	10,229

OPERATING INCOME	987	795

OTHER INCOME (EXPENSE):
Interest, net	(48)	(27)
Other, net	(2)	(2)

	(50)	(29)

INCOME BEFORE INCOME TAXES	937	766

PROVISION FOR INCOME TAXES	331	277

NET INCOME	$606	$489

EARNINGS PER COMMON SHARE:
Basic	$2.13	$1.54

Diluted	$2.10	$1.53

DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,

	2014	2013
NET INCOME	$606	$489

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $9 in 2014 and $10 in 2013	(31)	(79)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $18 in 2014 and $25 in 2013	31	42

	—	(37)

COMPREHENSIVE INCOME	$606	$452

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,

	2014	2013
Operating Activities:
Net income	$606	$489
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	651	639
Provision for uncollectible accounts	35	37
Stock-based compensation	48	45
Deferred income taxes and other noncash items	25	89
Changes in assets and liabilities:
Receivables	(86)	10
Other assets	(30)	(31)
Accounts payable and other liabilities	(257)	(343)
Other, net	(10)	(6)

Cash provided by operating activities	982	929

Investing Activities:
Capital expenditures	(720)	(572)
Proceeds from asset dispositions and other	4	10

Cash used in investing activities	(716)	(562)

Financing Activities:
Proceeds from stock issuances	97	131
Excess tax benefit on the exercise of stock options	10	14
Dividends paid	(57)	(48)
Purchase of treasury stock	(791)	(278)

Cash used in financing activities	(741)	(181)

Effect of exchange rate changes on cash	(17)	(7)

Net (decrease) increase in cash and cash equivalents	(492)	179
Cash and cash equivalents at beginning of period	2,908	4,917

Cash and cash equivalents at end of period	$2,416	$5,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2014 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2014, and the results of our operations and cash flows for the three-month periods ended August 31, 2014 and 2013. Operating results for the three-month period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2015 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Our stock-based compensation expense was $48 million for the three-month period ended August 31, 2014 and $45 million for the three-month period ended August 31, 2013. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

STOCK REPURCHASE PROGRAM AND DIVIDENDS. In 2014, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. Repurchases were made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. During the first quarter of 2015, we repurchased 5.3 million shares of FedEx common stock at an average price of $148 per share for a total of $791 million. As of August 31, 2014, no shares remained under the existing share repurchase authorizations.

On August 15, 2014, our Board of Directors declared a quarterly dividend of $0.20 per share of common stock. The dividend will be paid on October 1, 2014 to stockholders of record as of the close of business on September 10, 2014. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$77	$102
Translation adjustments	(31)	(79)

Balance at end of period	46	23

Retirement plans adjustments:
Balance at beginning of period	(3,771)	(3,922)
Reclassifications from AOCI	31	42

Balance at end of period	(3,740)	(3,880)

Accumulated other comprehensive loss at end of period	$(3,694)	$(3,857)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2014	2013
Retirement plans:
Amortization of actuarial losses and other	$(78)	$(95)	Salaries and employee benefits
Amortization of prior service credits	29	28	Salaries and employee benefits

Total before tax	(49)	(67)
Income tax benefit	18	25	Provision for income taxes

AOCI reclassifications, net of tax	$(31)	$(42)	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 58% at August 31, 2014. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2014, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $4.7 billion at August 31, 2014 and May 31, 2014, compared with an estimated fair value of $5.1 billion at August 31, 2014 and $5.0 billion at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2014	2013
Basic earnings per common share:
Net earnings allocable to common shares(1)	$605	$489
Weighted-average common shares	285	316

Basic earnings per common share	$2.13	$1.54

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$605	$489

Weighted-average common shares	285	316
Dilutive effect of share-based awards	4	3

Weighted-average diluted shares	289	319
Diluted earnings per common share	$2.10	$1.53

Anti-dilutive options excluded from diluted earnings per common share	2.1	9.8

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2014	2013
U.S. domestic and international pension plans	$68	$121
U.S. domestic and international defined contribution plans	94	89
U.S. domestic and international postretirement healthcare plans	20	20

	$182	$230

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2014	2013	2014	2013
Service cost	$164	$164	$10	$10
Interest cost	275	263	10	10
Expected return on plan assets	(420)	(373)	—	—
Recognized actuarial losses and other	49	67	—	—

	$68	$121	$20	$20

Contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the three-month periods ended August 31 were as follows:

	2014	2013
Required	$82	$150
Voluntary	83	15

	$165	$165

In September 2014, we made an additional required contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

Operating expenses for each of our transportation segments include the allocations from the FedEx Services segment to the respective transportation segments. These allocations also include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions and our allocation methodologies are refined as necessary to reflect changes in our businesses.

During the first quarter of 2015, we ceased allocating to our transportation segments the costs associated with our corporate headquarters division. These costs included services related to general oversight functions, including executive officers and certain legal and finance functions. This change allows for additional transparency and improved management of our corporate oversight costs. Beginning in 2015, these costs are included in “Corporate, eliminations and other” in our segment reporting and reconciliations. Prior year amounts have been revised to conform to the current year segment presentation. This change did not impact our condensed consolidated financial statements included in Note 10.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2014	2013
Revenues
FedEx Express segment	$6,862	$6,605
FedEx Ground segment	2,960	2,730
FedEx Freight segment	1,609	1,424
FedEx Services segment	374	375
Eliminations and other	(121)	(110)

	$11,684	$11,024

Operating Income
FedEx Express segment (1)	$369	$273
FedEx Ground segment(1)	545	483
FedEx Freight segment (1)	168	99
Corporate, eliminations and other(1)	(95)	(60)

	$987	$795

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

(7) Commitments

As of August 31, 2014, our purchase commitments under various contracts for the remainder of 2015 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2015 (remainder)	$995	$1,006	$2,001
2016	1,244	319	1,563
2017	959	171	1,130
2018	1,341	94	1,435
2019	860	55	915
Thereafter	4,461	102	4,563

Total	$9,860	$1,747	$11,607

(1)	Primarily equipment, advertising contracts and, for the remainder of 2015, $495 million of quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $519 million in deposits and progress payments as of August 31, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2014 with the year of expected delivery:

	B757	B767F	B777F	Total
2015 (remainder)	7	12	—	19
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
2019	—	4	2	6
Thereafter	—	—	12	12

Total	7	48	18	73

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2014 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2015 (remainder)	$408	$1,207	$1,615
2016	453	1,536	1,989
2017	392	1,625	2,017
2018	326	1,203	1,529
2019	273	1,028	1,301
Thereafter	550	6,542	7,092

Total	$2,402	$13,141	$15,543

Future minimum lease payments under capital leases were immaterial at August 31, 2014. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of 20 states. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case in January 2012 and, in July 2012, issued an opinion that did not make a determination with respect to the correctness of the district court’s decision and, instead, certified two questions to the Kansas Supreme Court related to the classification of the plaintiffs as independent contractors under the Kansas Wage Payment Act. The Kansas Supreme Court heard oral argument on November 5, 2013. The other 19 cases that are before the Seventh Circuit remain stayed pending a decision of the Kansas Supreme Court.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Four of the cases remain pending in their respective district courts, but three of these four matters settled for immaterial amounts. The courts have granted final approval of two of the three settlements, while the other settlement remains subject to court approval. One of the cases is on appeal with the Court of Appeals for the Eleventh Circuit. The other three cases, which had been decided in our favor by the respective district courts in Oregon and California, were appealed to the Ninth Circuit Court of Appeals.

On August 27, 2014, the Ninth Circuit reversed the district court decisions and held that the plaintiffs in California and Oregon were employees as a matter of law. While we do not agree with the court’s decision and will ask the court to reconsider and petition for en banc review by the full Ninth Circuit Court of Appeals, during the first quarter of 2015 we established an accrual for the estimated probable loss in this case that was required to be recognized pursuant to applicable accounting standards. This amount was immaterial. Material exposure above the accrued amount, however, is reasonably possible, and accordingly we have undertaken a process to attempt to estimate a range of reasonably possible loss based on currently available information relating to the case. This process has included attempting to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible loss in excess of the amount accrued. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of full-time drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the case. Further, the range of potential loss could be impacted substantially by future rulings by the courts, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues.

With respect to the matters that are pending outside of the Ninth Circuit, it is reasonably possible that potential loss in some of these lawsuits or changes to the independent contractor status of FedEx Ground’s owner-operators could be material. We have undertaken a process to attempt to estimate a range of reasonably possible loss based on currently available information relating to these cases. Similar to our analysis of loss contingency in the Ninth Circuit cases, this process has included attempting to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. As a consequence of many of the same factors described above, as well as others that are specific to these cases, we are not currently able to estimate a range of reasonably possible loss. We do not believe that a material loss is probable in these matters.

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation, and we do not expect to incur a material loss in any of these matters.

Adverse determinations in matters related to FedEx Ground’s independent contractors, could, among other things, entitle certain of our owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators in certain jurisdictions. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors.

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

On January 14, 2014, the U.S. Department of Justice (“DOJ”) issued a Grand Jury Subpoena to FedEx Express relating to an asbestos matter previously investigated by the U.S. Environmental Protection Agency. On May 1, 2014, the DOJ informed us that it had determined to continue to pursue the matter as a criminal case, citing seven asbestos-related regulatory violations associated with removal of roof materials from a hangar in Puerto Rico during cleaning and repair activity, as well as violation of waste disposal requirements. Loss is reasonably possible; however, the amount of any loss is expected to be immaterial.

Department of Justice Indictment – Internet Pharmacy Shipments. In the past, we received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. In July 2014, the DOJ filed a criminal indictment in the United States District Court for the Northern District of California in connection with the matter. A superseding indictment was filed in August 2014. The indictment alleges that FedEx Corporation, FedEx Express and FedEx Services, together with certain pharmacies, conspired to unlawfully distribute controlled substances, unlawfully distributed controlled substances and conspired to unlawfully distribute misbranded drugs. The superseding indictment adds conspiracy to launder money counts related to services provided to and payments from online pharmacies. We continue to believe that our employees have acted in good faith at all times and that we have not engaged in any illegal activities.

Accordingly, we will vigorously defend ourselves in this matter. If we are convicted, remedies could include fines, penalties, forfeiture and compliance conditions. Given the early stage of this proceeding, we cannot estimate the amount or range of loss, if any; however, it is reasonably possible that it could be material if we are convicted.

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

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2014	2013
Cash payments for:
Interest (net of capitalized interest)	$96	$57

Income taxes	$190	$138
Income tax refunds received	(2)	(34)

Cash tax payments (refunds), net	$188	$104

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

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2014

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,305	$430	$821	$(140)	$2,416
Receivables, less allowances	—	4,341	1,177	(31)	5,487
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	34	750	66	—	850
Deferred income taxes	—	474	23	—	497

Total current assets	1,339	5,995	2,087	(171)	9,250

PROPERTY AND EQUIPMENT, AT COST	28	38,489	2,349	—	40,866
Less accumulated depreciation and amortization	22	20,182	1,238	—	21,442

Net property and equipment	6	18,307	1,111	—	19,424

INTERCOMPANY RECEIVABLE	—	1,177	1,409	(2,586)	—
GOODWILL	—	1,552	1,223	—	2,775
INVESTMENT IN SUBSIDIARIES	21,352	3,679	—	(25,031)	—
OTHER ASSETS	2,069	850	240	(2,021)	1,138

	$24,766	$31,560	$6,070	$(29,809)	$32,587

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$1	$—	$—	$1
Accrued salaries and employee benefits	32	915	156	—	1,103
Accounts payable	63	1,398	683	(171)	1,973
Accrued expenses	502	1,384	190	—	2,076

Total current liabilities	597	3,698	1,029	(171)	5,153

LONG-TERM DEBT, LESS CURRENT PORTION	4,486	249	—	—	4,735
INTERCOMPANY PAYABLE	2,586	—	—	(2,586)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,042	86	(2,021)	2,107
Other liabilities	1,976	3,238	257	—	5,471

Total other long-term liabilities	1,976	7,280	343	(2,021)	7,578
STOCKHOLDERS’ INVESTMENT	15,121	20,333	4,698	(25,031)	15,121

	$24,766	$31,560	$6,070	$(29,809)	$32,587

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,756	$441	$861	$(150)	$2,908
Receivables, less allowances	2	4,338	1,151	(31)	5,460
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	59	674	60	—	793
Deferred income taxes	—	501	21	—	522

Total current assets	1,817	5,954	2,093	(181)	9,683

PROPERTY AND EQUIPMENT, AT COST	28	38,303	2,360	—	40,691
Less accumulated depreciation and amortization	22	19,899	1,220	—	21,141

Net property and equipment	6	18,404	1,140	—	19,550

INTERCOMPANY RECEIVABLE	—	1,058	1,265	(2,323)	—
GOODWILL	—	1,552	1,238	—	2,790
INVESTMENT IN SUBSIDIARIES	20,785	3,754	—	(24,539)	—
OTHER ASSETS	2,088	747	250	(2,038)	1,047

	$24,696	$31,469	$5,986	$(29,081)	$33,070

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$1	$—	$—	$1
Accrued salaries and employee benefits	55	1,042	180	—	1,277
Accounts payable	2	1,530	620	(181)	1,971
Accrued expenses	405	1,444	214	—	2,063

Total current liabilities	462	4,017	1,014	(181)	5,312

LONG-TERM DEBT, LESS CURRENT PORTION	4,487	249	—	—	4,736
INTERCOMPANY PAYABLE	2,323	—	—	(2,323)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,059	93	(2,038)	2,114
Other liabilities	2,147	3,230	254	—	5,631

Total other long-term liabilities	2,147	7,289	347	(2,038)	7,745
STOCKHOLDERS’ INVESTMENT	15,277	19,914	4,625	(24,539)	15,277

	$24,696	$31,469	$5,986	$(29,081)	$33,070

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,769	$2,004	$(89)	$11,684

OPERATING EXPENSES:
Salaries and employee benefits	30	3,606	553	—	4,189
Purchased transportation	—	1,386	711	(43)	2,054
Rentals and landing fees	1	572	88	(1)	660
Depreciation and amortization	—	595	56	—	651
Fuel	—	1,095	25	—	1,120
Maintenance and repairs	—	522	34	—	556
Intercompany charges, net	(95)	2	93	—	—
Other	64	1,165	283	(45)	1,467

	—	8,943	1,843	(89)	10,697

OPERATING INCOME	—	826	161	—	987

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	606	98	—	(704)	—
Interest, net	(53)	4	1	—	(48)
Intercompany charges, net	54	(59)	5	—	—
Other, net	(1)	(3)	2	—	(2)

INCOME BEFORE INCOME TAXES	606	866	169	(704)	937

Provision for income taxes	—	269	62	—	331

NET INCOME	$606	$597	$107	$(704)	$606

COMPREHENSIVE INCOME	$634	$594	$82	$(704)	$606

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2013

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,228	$1,878	$(82)	$11,024

OPERATING EXPENSES:
Salaries and employee benefits	31	3,514	532	—	4,077
Purchased transportation	—	1,242	673	(36)	1,879
Rentals and landing fees	1	558	82	(1)	640
Depreciation and amortization	—	589	50	—	639
Fuel	—	1,081	23	—	1,104
Maintenance and repairs	—	449	31	—	480
Intercompany charges, net	(61)	(6)	67	—	—
Other	29	1,133	293	(45)	1,410

	—	8,560	1,751	(82)	10,229

OPERATING INCOME	—	668	127	—	795

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	489	110	—	(599)	—
Interest, net	(34)	5	2	—	(27)
Intercompany charges, net	35	(41)	6	—	—
Other, net	(1)	(2)	1	—	(2)

INCOME BEFORE INCOME TAXES	489	740	136	(599)	766

Provision for income taxes	—	232	45	—	277

NET INCOME	$489	$508	$91	$(599)	$489

COMPREHENSIVE INCOME	$528	$507	$16	$(599)	$452

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(67)	$934	$105	$10	$982

INVESTING ACTIVITIES
Capital expenditures	(1)	(688)	(31)	—	(720)
Proceeds from asset dispositions and other	—	7	(3)	—	4

CASH USED IN INVESTING ACTIVITIES	(1)	(681)	(34)	—	(716)

FINANCING ACTIVITIES
Net transfers from (to) Parent	358	(366)	8	—	—
Payment on loan between subsidiaries	—	103	(103)	—	—
Intercompany dividends	—	2	(2)	—	—
Proceeds from stock issuances	97	—	—	—	97
Excess tax benefit on the exercise of stock options	10	—	—	—	10
Dividends paid	(57)	—	—	—	(57)
Purchase of treasury stock	(791)	—	—	—	(791)
Other, net	—	(1)	1	—	—

CASH USED IN FINANCING ACTIVITIES	(383)	(262)	(96)	—	(741)

Effect of exchange rate changes on cash	—	(2)	(15)	—	(17)

Net (decrease) increase in cash and cash equivalents	(451)	(11)	(40)	10	(492)
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$1,305	$430	$821	$(140)	$2,416

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$118	$773	$57	$(19)	$929

INVESTING ACTIVITIES
Capital expenditures	—	(464)	(108)	—	(572)
Proceeds from asset dispositions and other	—	10	—	—	10

CASH USED IN INVESTING ACTIVITIES	—	(454)	(108)	—	(562)

FINANCING ACTIVITIES
Net transfers from (to) Parent	229	(261)	32	—	—
Payment on loan between subsidiaries	—	(29)	29	—	—
Intercompany dividends	—	2	(2)	—	—
Proceeds from stock issuances	131	—	—	—	131
Excess tax benefit on the exercise of stock options	14	—	—	—	14
Dividends paid	(48)	—	—	—	(48)
Purchase of treasury stock	(278)	—	—	—	(278)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	48	(288)	59	—	(181)

Effect of exchange rate changes on cash	—	(5)	(2)	—	(7)

Net increase (decrease) in cash and cash equivalents	166	26	6	(19)	179
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$4,058	$431	$723	$(116)	$5,096

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended not presented herein, and in our report dated July 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 18, 2014

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2014 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

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

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per hundredweight and shipment for LTL freight shipments);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to offset these fluctuations through our fuel surcharges.

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, insurance, uniforms and advertising.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2015 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the three-month periods ended August 31:

	2014	2013	Percent Change
Revenues	$11,684	$11,024	6
Operating income	987	795	24
Operating margin	8.5%	7.2%	130	bp
Net income	$606	$489	24

Diluted earnings per share	$2.10	$1.53	37

The following table shows changes in revenues and operating income by reportable segment for the three-month periods ended August 31, 2014 compared to August 31, 2013 (dollars in millions):

	Revenues		Operating Income
	Dollar Change	Percent Change	Dollar Change	Percent Change
FedEx Express segment	$257	4	$96	35
FedEx Ground segment	230	8	62	13
FedEx Freight segment	185	13	69	70
FedEx Services segment	(1)	—	—	—
Corporate, eliminations and other	(11)	10	(35)	58

	$660	6	$192	24

Overview

Our results for the first quarter of 2015 were strong as revenue growth in each of our transportation segments from increased volumes and yields drove a significant increase in earnings. Our results for the quarter were positively impacted by lower pension expense and the impact of the benefits from the profit improvement programs commenced in 2013. These factors were partially offset by higher aircraft maintenance expense due to the timing of aircraft engine maintenance events.

In the first quarter of 2015, we repurchased an aggregate of $791 million of our common stock through open market purchases as part of the share repurchase program announced in 2014. The existing share repurchase program was completed in the first quarter of 2015 and had a $0.15 year-over-year positive impact on the first quarter earnings per diluted share. See additional information on the share repurchase program in Note 1 of the accompanying unaudited condensed consolidated financial statements.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,700
2,600
2,500
2,400
2,465
2,522
2,701
2,598
2,584
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015

FedEx Express
International(1)
Average Daily Package Volume
1,000
800
600
400
200
789
896
780
813
816
571
593
567
589
579
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015
International export
International domestic

FedEx Ground
Average Daily Package Volume
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
4,313
4,627
4,817
4,597
4,576
2,092
2,218
2,529
1,920
1,880
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015
FedEx Ground
FedEx SmartPost

FedEx Freight
Average Daily LTL Shipments
80.0
70.0
60.0
50.0
40.0
30.0
20.0
61.1
63.8
59.5
67.0
69.0
27.6
28.1
26.3
28.7
29.1
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
12,000
11,500
11,000
10,500
10,000
9,500
9,000
8,500
10,230
10,856
11,394
10,517
10,435
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$17.32
$17.59
$17.07
$17.73
$17.49
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$57.70
$59.08
$58.30
$60.52
$59.38
$6.84
$6.82
$7.05
$7.10
$7.10
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$10.00
$8.00
$6.00
$4.00
$2.00
$-
$9.05
$8.90
$9.04
$9.41
$9.33
$1.67
$1.77
$1.82
$1.88
$1.84
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015
FedEx Ground
FedEx SmartPost

FedEx Freight
LTL Revenue per Shipment
$280.00
$260.00
$240.00
$220.00
$200.00
$256.47
$257.15
$257.74
$260.71
$265.42
$222.45
$221.99
$224.63
$225.29
$228.07
Q1 2014
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Priority
Economy

Revenue

Revenues increased 6% during the first quarter of 2015 due to improved performance at all our transportation segments. At FedEx Express, revenues increased 4% in the first quarter of 2015 due to volume and yield growth in our U.S. and international export package business partially offset by lower freight revenue. At FedEx Ground, revenues increased 8% in the first quarter of 2015 due to higher volume from continued growth in both our FedEx Home Delivery service and commercial business, as well as increased yields primarily resulting from rate increases. Revenues at FedEx Freight increased 13% during the first quarter of 2015 primarily due to higher average daily LTL shipments and revenue per LTL shipment.

Operating Income

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	$4,189	$4,077	35.8%	37.0%
Purchased transportation	2,054	1,879	17.6	17.0
Rentals and landing fees	660	640	5.6	5.8
Depreciation and amortization	651	639	5.6	5.8
Fuel	1,120	1,104	9.6	10.1
Maintenance and repairs	556	480	4.8	4.3
Other	1,467	1,410	12.5	12.8

Total operating expenses	$10,697	$10,229	91.5	92.8

Operating margin			8.5%	7.2%

Operating income increased in the first quarter of 2015 primarily as a result of higher volumes and increased yields at FedEx Express, improved revenue per shipment and volumes at FedEx Freight, and increased yields and higher volumes at FedEx Ground. Results in the first quarter include benefits from lower pension expense and our profit improvement programs, which we commenced in 2013. These benefits were partially offset by higher aircraft maintenance expense due to the timing of engine maintenance events at FedEx Express.

Operating expenses in the first quarter of 2015 included an increase of 9% in purchased transportation costs due to volume growth and higher rates at FedEx Ground, higher utilization of third-party transportation providers and higher rates at FedEx Freight, higher utilization of third-party transportation providers at FedEx Express and the expansion of our freight-forwarding business at FedEx Trade Networks. Salaries and employee benefits expense increased 3% due to additional staffing to support volume growth, partially offset by lower pension expense and the positive impact of our voluntary buyout program. Maintenance and repairs expense increased 16% in the first quarter of 2015 due to the timing of aircraft engine maintenance events at FedEx Express. Other operating expenses increased 4% in the first quarter of 2015 primarily due to a legal reserve recorded in connection with the multi-district litigation matter described in Note 8. This amount was recorded in the results of our corporate headquarters division and was not allocated to our transportation segments.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 1% in the first quarter of 2015 due to higher aircraft fuel prices and usage. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Because our fuel surcharges are indexed and intended to offset fuel price fluctuations in the pricing of our services, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarter of 2015 and 2014 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in June 2014 was set based on April 2014 fuel prices. In addition, our fuel surcharge index allows fuel prices to fluctuate approximately 2% for FedEx Express and approximately 4% for FedEx Ground before an adjustment to the fuel surcharge occurs. Because we purchase fuel on a daily basis at market prices, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges. Historically, our fuel surcharges have largely offset fluctuations in fuel prices over time; however the delay in the adjustments to our fuel surcharges can significantly affect our earnings either positively or negatively in the short-term.

The net impact of fuel had a modest benefit to operating income in the first quarter of 2015. This was driven by increased fuel surcharge revenue during the first quarter of 2015 versus prior year, which slightly outpaced the year-over-year increase in fuel prices during the quarter.

The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered.

Income Taxes

Our effective tax rate was 35.3% for the first quarter of 2015 and 36.2% for the first quarter of 2014. The tax rate in the first quarter of 2015 decreased primarily due to discrete tax benefits related to changes in valuation allowances required in certain entities and jurisdictions. For 2015, we expect an effective tax rate between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2011 are concluded, and we are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of August 31, 2014, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2014.

Outlook

We expect revenue and earnings growth to continue into the second quarter and the remainder of 2015, driven by ongoing improvements in the results of all of our transportation segments as our expectations for continued moderate global economic growth drive volume and yield improvements. Our results in 2015 will continue to benefit from execution of the profit improvement programs announced in 2013 and which are further described in our Annual Report. Our results for the second quarter and the remainder of 2015 will also benefit from lower pension expense due to strong asset returns in 2014. Our expectations for earnings growth in the second quarter and the remainder of 2015 are dependent on key external factors including fuel prices and the pace of improvement in the global economy.

Other Outlook Matters. For details on key 2015 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The “Intercompany charges” caption also includes charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions and our allocation methodologies are refined as necessary to reflect changes in our businesses.

During the first quarter of 2015, we ceased allocating to our transportation segments the costs associated with our corporate headquarters division. These costs included services related to general oversight functions, including executive officers and certain legal and finance functions. This change allows for additional transparency and improved management of our corporate oversight costs. These costs were previously included in the operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments. Beginning in 2015, these costs are included in “Corporate, eliminations and other” in our segment reporting and reconciliations. Prior year amounts have been revised to conform to the current year segment presentation. The increase in these unallocated costs from the prior year was driven by a legal contingency reserve recorded in the first quarter of 2015 associated with the multi-district litigation matter described in Note 8.

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

			Percent
	2014	2013	Change
Revenues:
Package:
U.S. overnight box	$1,682	$1,584	6
U.S. overnight envelope	415	419	(1)
U.S. deferred	795	729	9

Total U.S. domestic package revenue	2,892	2,732	6

International priority	1,630	1,576	3
International economy	571	532	7

Total international export package revenue	2,201	2,108	4

International domestic(1)	371	345	8

Total package revenue	5,464	5,185	5
Freight:
U.S.	579	624	(7)
International priority	395	388	2
International airfreight	46	54	(15)

Total freight revenue	1,020	1,066	(4)		Percent of Revenue

Other(2)	378	354	7		2014	2013

Total revenues	6,862	6,605	4		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,485	2,440	2		36.2	36.9
Purchased transportation	647	608	6		9.4	9.2
Rentals and landing fees	426	421	1		6.2	6.4
Depreciation and amortization	374	369	1		5.5	5.6
Fuel	970	956	1		14.1	14.5
Maintenance and repairs	379	307	23		5.5	4.6
Intercompany charges(3)	449	458	(2)		6.6	7.0
Other	763	773	(1)		11.1	11.7

Total operating expenses(3)	6,493	6,332	3		94.6%	95.9%

Operating income(3)	$369	$273	35

Operating margin(3)	5.4%	4.1%	130	bp

(1)	International domestic revenues represent our international intra-country express operations.

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

(3)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2014	2013	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,211	1,112	9
U.S. overnight envelope	527	563	(6)
U.S. deferred	846	790	7

Total U.S. domestic ADV	2,584	2,465	5

International priority	409	406	1
International economy	170	165	3

Total international export ADV	579	571	1

International domestic(2)	816	789	3

Total ADV	3,979	3,825	4

Revenue per package (yield):
U.S. overnight box	$21.69	$22.27	(3)
U.S. overnight envelope	12.32	11.61	6
U.S. deferred	14.68	14.42	2
U.S. domestic composite	17.49	17.32	1
International priority	62.19	60.65	3
International economy	52.60	50.41	4
International export composite	59.38	57.70	3
International domestic(2)	7.10	6.84	4
Composite package yield	21.46	21.18	1
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,318	7,423	(1)
International priority	2,792	2,862	(2)
International airfreight	670	850	(21)

Total average daily freight pounds	10,780	11,135	(3)

Revenue per pound (yield):
U.S.	$1.24	$1.31	(5)
International priority	2.21	2.12	4
International airfreight	1.07	0.99	8
Composite freight yield	1.48	1.50	(1)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 4% in the first quarter of 2015 due to revenue growth in our U.S. and international export package business, partially offset by lower freight revenue. U.S. domestic volumes increased 5% in the first quarter of 2015 driven by both our overnight and deferred service offerings. International economy yields increased 4% in the first quarter of 2015 primarily due to higher rates, the impact of changes in service mix and higher fuel surcharges. International priority yields increased 3% in the first quarter of 2015 due to higher fuel surcharges and weight per package, while international priority volumes increased 1%. U.S. domestic package yields increased 1% primarily due to higher fuel surcharges, changes in service mix and higher rates. Freight yields decreased 1% in the first quarter of 2015 due to lower fuel surcharges and lower rates. Freight pounds decreased 3% primarily due to capacity reductions.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge percentages and the international fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.50%	8.00%
High	9.50	9.00
Weighted-average	9.50	8.50

International Fuel Surcharges:
Low	13.50	12.00
High	18.00	17.00
Weighted-average	16.26	15.36

On September 16, 2014, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express operating income increased by 35% and operating margin increased by 130 basis points in the first quarter of 2015, driven by revenue growth in our U.S. and international export package business, partially offset by higher maintenance expense and lower freight revenues.

In the first quarter of 2015, maintenance and repairs expense increased 23% due to the timing of aircraft engine maintenance events. Salaries and employee benefits increased 2% in the first quarter of 2015 due to additional staffing to support volume growth, partially offset by lower pension expense and the benefits from our voluntary employee severance program. Purchased transportation costs increased 6% due to higher utilization of third-party transportation providers and costs associated with the expansion of our freight-forwarding business at FedEx Trade Networks.

Fuel expense increased 1% during the first quarter of 2015 due to higher aircraft fuel prices and usage. The net impact of fuel had a minimal benefit to operating income in the first quarter of 2015. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

			Percent
	2014	2013	Change
Revenues:
FedEx Ground	$2,739	$2,506	9		Percent of Revenue

FedEx SmartPost	221	224	(1)		2014	2013

Total revenues	2,960	2,730	8		100.0%	100.0%

Operating expenses:
Salaries and employee benefits	448	414	8		15.1	15.2
Purchased transportation	1,154	1,064	8		39.0	39.0
Rentals	108	92	17		3.7	3.4
Depreciation and amortization	119	111	7		4.0	4.1
Fuel	3	3	—		0.1	0.1
Maintenance and repairs	56	53	6		1.9	1.9
Intercompany charges(1)	275	270	2		9.3	9.8
Other	252	240	5		8.5	8.8

Total operating expenses(1)	2,415	2,247	7		81.6%	82.3%

Operating income(1)	$545	$483	13

Operating margin(1)	18.4%	17.7%	70	bp

Average daily package volume
FedEx Ground	4,576	4,313	6
FedEx SmartPost	1,880	2,092	(10)

Revenue per package (yield)
FedEx Ground	$9.33	$9.05	3
FedEx SmartPost	$1.84	$1.67	10

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 8% during the first quarter of 2015 due to volume and yield growth at FedEx Ground and yield growth at FedEx SmartPost, partially offset by lower volumes at FedEx SmartPost.

Average daily volume at FedEx Ground increased 6% during the first quarter of 2015 due to continued growth in our FedEx Home Delivery service and commercial business. FedEx Ground yield increased 3% during the first quarter of 2015 primarily due to rate increases and higher residential and fuel surcharges.

FedEx SmartPost average daily volume decreased 10% due to the reduction in volume from a major customer, while FedEx SmartPost yield increased 10% due to rate increases and improved customer mix, partially offset by higher postage costs. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2014	2013
Low	6.50%	6.50%
High	7.00	7.00
Weighted-average	6.83	6.66

On September 16, 2014, FedEx Ground and FedEx Home Delivery announced a 4.9% increase in average list price effective January 5, 2015. In addition, as announced in May 2014, FedEx Ground will apply dimensional weight pricing to all shipments effective January 5, 2015. In January 2014, FedEx Ground and FedEx Home Delivery implemented a 4.9% increase in average list price. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 13% and operating margin increased by 70 basis points to 18.4% during the first quarter of 2015 driven by higher revenue per package and volumes. The increase to operating income was partially offset by higher network expansion costs, as we continue to invest heavily in the growing FedEx Ground and FedEx SmartPost businesses.

Purchased transportation expense increased 8% in the first quarter of 2015 due to volume growth and higher rates. Salaries and employee benefits expense increased 8% during the first quarter of 2015 due to additional staffing to support volume growth. Rentals expense increased 17% in the first quarter of 2015 due to network expansion. Depreciation and amortization expense increased 7% in the first quarter of 2015 due to network expansion and trailer purchases.

Independent Contractor Model

FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax or other administrative challenges) where the classification of its independent contractors is at issue. We are vigorously defending ourselves in all of these proceedings and continue to believe that FedEx Ground’s owner-operators are properly classified as independent contractors and not employees of FedEx Ground. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.

For additional information on the FedEx Ground Independent Service Provider model, see Part 1, Item 1 of our Annual Report under the caption “Independent Contractor Model.”

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2014	2013	Change		2014	2013
Revenues	$1,609	$1,424	13		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	656	598	10		40.8	42.0
Purchased transportation	284	234	21		17.7	16.4
Rentals	32	32	—		2.0	2.3
Depreciation and amortization	58	57	2		3.6	4.0
Fuel	147	145	1		9.1	10.2
Maintenance and repairs	46	46	—		2.9	3.2
Intercompany charges(1)	110	113	(3)		6.8	7.9
Other	108	100	8		6.7	7.0

Total operating expenses(1)	1,441	1,325	9		89.6%	93.0%

Operating income(1)	$168	$99	70

Operating margin(1)	10.4%	7.0%	340	bp

Average daily LTL shipments (in thousands)
Priority	69.0	61.1	13
Economy	29.1	27.6	5

Total average daily LTL shipments	98.1	88.7	11

Weight per LTL shipment (lbs)
Priority	1,258	1,244	1
Economy	1,013	993	2
Composite weight per LTL shipment	1,185	1,166	2

LTL revenue per shipment
Priority	$228.07	$222.45	3
Economy	265.42	256.47	3
Composite LTL revenue per shipment	$239.16	$233.05	3

LTL revenue per hundredweight
Priority	$18.14	$17.88	1
Economy	26.19	25.84	1
Composite LTL revenue per hundredweight	$20.18	$19.99	1

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 13% during the first quarter of 2015 due to higher average daily LTL shipments and revenue per LTL shipment. Average daily LTL shipments increased 11% in the first quarter of 2015 due to higher demand for our FedEx Freight Priority and FedEx Freight Economy service offerings. LTL revenue per shipment increased 3% in the first quarter of 2015 due to higher weight per LTL shipment, higher fuel surcharges and higher rates.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2014	2013
Low	25.70%	22.70%
High	26.20	23.20
Weighted-average	26.00	23.00

On September 16, 2014, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 5, 2015. In June 2014, FedEx Freight increased its published fuel surcharge indices by three percentage points. In March 2014, FedEx Freight increased certain U.S. and other shipping rates by an average of 3.9%. In July 2013, FedEx Freight increased certain U.S. and other shipping rates by an average of 4.5%.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin increased in the first quarter of 2015 due to the positive impacts of higher LTL revenue per shipment, higher average daily LTL shipments and solid cost management.

In the first quarter of 2015, salaries and employee benefits increased 10% primarily due to a volume-related increase in labor hours. Purchased transportation expense increased 21% due to the increased utilization of third-party transportation providers and higher rates.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.4 billion at August 31, 2014, compared to $2.9 billion at May 31, 2014. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2014	2013
Operating activities:
Net income	$606	$489
Noncash charges and credits	759	810
Changes in assets and liabilities	(383)	(370)

Cash provided by operating activities	982	929

Investing activities:
Capital expenditures	(720)	(572)
Proceeds from asset dispositions and other	4	10

Cash used in investing activities	(716)	(562)

Financing activities:
Proceeds from stock issuances	97	131
Excess tax benefit on the exercise of stock options	10	14
Dividends paid	(57)	(48)
Purchase of treasury stock	(791)	(278)

Cash used in financing activities	(741)	(181)

Effect of exchange rate changes on cash	(17)	(7)

Net (decrease) increase in cash and cash equivalents	$(492)	$179

Cash flows from operating activities increased $53 million in the first quarter of 2015 predominately due to higher net income. Capital expenditures during the first three months of 2015 were higher than capital expenditures in the first three months of 2014, primarily due to increased spending for aircraft at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2015 and 2014.

In 2014, our Board of Directors authorized a new share repurchase program of up to 32 million shares of common stock. Repurchases were made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. During the first quarter of 2015, we repurchased 5.3 million shares of FedEx common stock at an average price of $148 per share for a total of $791 million. As of August 31, 2014, no shares remained under the existing share repurchase authorizations.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

	2014	2013	Dollar Change	Percent Change
Aircraft and related equipment	$299	$197	$102	52
Facilities and sort equipment	147	125	22	18
Vehicles	129	149	(20)	(13)
Information and technology investments	74	71	3	4
Other equipment	71	30	41	137

Total capital expenditures	$720	$572	$148	26

FedEx Express segment	467	305	162	53
FedEx Ground segment	140	161	(21)	(13)
FedEx Freight segment	36	40	(4)	(10)
FedEx Services segment	77	66	11	17

Total capital expenditures	$720	$572	$148	26

Capital expenditures during the first quarter of 2015 were higher than the prior-year period primarily due to increased spending for aircraft at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2015 included the delivery of six Boeing 757 (“B757”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at August 31, 2014 includes $459 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2015, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.2 billion in 2015 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We invested $299 million in aircraft and aircraft-related equipment in the first quarter of 2015 and expect to invest an additional $1.4 billion for aircraft and aircraft-related equipment during the remainder of 2015.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. We are in compliance with all the covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2014, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings. See Note 3 and our Annual Report for a description of the term and significant covenants of our revolving credit facility.

In September 2014, we made $165 million in required contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2015, we have $330 million in required contributions to our U.S. Pension Plans.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2014. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2014. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2015 (1)	2016	2017	2018	2019	Thereafter	Total
Operating activities:
Operating leases	$1,615	$1,989	$2,017	$1,529	$1,301	$7,092	$15,543
Non-capital purchase obligations and other	360	319	171	94	55	102	1,101
Interest on long-term debt	129	231	231	231	231	3,925	4,978
Quarterly contributions to our U.S. Pension Plans	495	—	—	—	—	—	495

Investing activities:
Aircraft and aircraft-related capital commitments	995	1,244	959	1,341	860	4,461	9,860
Other capital purchase obligations	152	—	—	—	—	—	152

Financing activities:
Debt	—	—	—	—	750	3,990	4,740

Total	$3,746	$3,783	$3,378	$3,195	$3,197	$19,570	$36,869

(1)	Cash obligations for the remainder of 2015.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2014.

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

We had $519 million in deposits and progress payments as of August 31, 2014 on aircraft purchases and other planned aircraft-related transactions.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2015, we have no scheduled principal debt payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2014, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel price) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

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

•	our ability to execute on our profit improvement programs;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2014, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2015, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2014; however, this strengthening did not have a material effect on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 1-30, 2014	2,238,776	$144.80	2,238,776	3,103,634
July 1-31, 2014	1,982,331	151.87	1,982,331	1,121,303
Aug. 1-31, 2014	1,121,303	147.84	1,121,303	—

Total	5,342,410		5,342,410

The repurchases above were made under a share repurchase program that was approved by our Board of Directors in 2014, which authorized us to purchase, in the open market or in negotiated or block transactions, up to an aggregate of 32 million shares of our common stock. This share repurchase program was completed in the first quarter of 2015. As of September  17, 2014, no shares remained authorized for purchase under the existing share repurchase programs.

Item  6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: September 18, 2014	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1