Form 10-Q
period 2014-11-30
FEDEX CORP
filed 2014-12-18
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 17, 2014
Common Stock, par value $0.10 per share	283,312,620

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2014 and May 31, 2014	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2014 and 2013	5

Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2014 and 2013	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	27

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	28

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	52

ITEM 4. Controls and Procedures	52

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	52

ITEM 1A. Risk Factors	52

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

ITEM 6. Exhibits	53

Signature	55

Exhibit Index	E-1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1
Ex-101 INSTANCE DOCUMENT
Ex-101 SCHEMA DOCUMENT
Ex-101 CALCULATION LINKBASE DOCUMENT
Ex-101 PRESENTATION LINKBASE DOCUMENT
Ex-101 DEFINITION LINKBASE DOCUMENT

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2014	May 31,
	(Unaudited)	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,266	$2,908
Receivables, less allowances of $176 and $164	5,592	5,460
Spare parts, supplies and fuel, less allowances of $215 and $212	476	463
Deferred income taxes	497	522
Prepaid expenses and other	381	330

Total current assets	9,212	9,683

PROPERTY AND EQUIPMENT, AT COST	41,616	40,691
Less accumulated depreciation and amortization	21,723	21,141

Net property and equipment	19,893	19,550

OTHER LONG-TERM ASSETS
Goodwill	2,734	2,790
Other assets	1,145	1,047

Total other long-term assets	3,879	3,837

	$32,984	$33,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2014	May 31,
	(Unaudited)	2014
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$—	$1
Accrued salaries and employee benefits	1,219	1,277
Accounts payable	1,968	1,971
Accrued expenses	1,986	2,063

Total current liabilities	5,173	5,312

LONG-TERM DEBT, LESS CURRENT PORTION	4,735	4,736

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,104	2,114
Pension, postretirement healthcare and other benefit obligations	3,136	3,484
Self-insurance accruals	1,072	1,038
Deferred lease obligations	832	758
Deferred gains, principally related to aircraft transactions	193	206
Other liabilities	176	145

Total other long-term liabilities	7,513	7,745

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2014 and May 31, 2014	32	32
Additional paid-in capital	2,618	2,643
Retained earnings	21,480	20,429
Accumulated other comprehensive loss	(3,787)	(3,694)
Treasury stock, at cost	(4,780)	(4,133)

Total common stockholders’ investment	15,563	15,277

	$32,984	$33,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

REVENUES	$11,939	$11,403	$23,623	$22,427

OPERATING EXPENSES:
Salaries and employee benefits	4,304	4,148	8,493	8,225
Purchased transportation	2,185	2,040	4,239	3,919
Rentals and landing fees	663	648	1,323	1,288
Depreciation and amortization	651	647	1,302	1,286
Fuel	1,052	1,136	2,172	2,240
Maintenance and repairs	543	479	1,099	959
Other	1,528	1,478	2,995	2,888

	10,926	10,576	21,623	20,805

OPERATING INCOME	1,013	827	2,000	1,622

OTHER INCOME (EXPENSE):
Interest, net	(47)	(30)	(95)	(57)
Other, net	5	(5)	3	(7)

	(42)	(35)	(92)	(64)

INCOME BEFORE INCOME TAXES	971	792	1,908	1,558

PROVISION FOR INCOME TAXES	355	292	686	569

NET INCOME	$616	$500	$1,222	$989

EARNINGS PER COMMON SHARE:
Basic	$2.17	$1.58	$4.30	$3.13

Diluted	$2.14	$1.57	$4.24	$3.10

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15	$0.60	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

NET INCOME	$616	$500	$1,222	$989

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $14, $6, $23 and $4	(122)	45	(153)	(34)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $17, $25, $35 and $50	29	43	60	85

	(93)	88	(93)	51

COMPREHENSIVE INCOME	$523	$588	$1,129	$1,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2014	2013
Operating Activities:
Net income	$1,222	$989
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,302	1,286
Provision for uncollectible accounts	78	65
Stock-based compensation	79	71
Deferred income taxes and other noncash items	57	201
Changes in assets and liabilities:
Receivables	(317)	(385)
Other assets	(46)	(126)
Accounts payable and other liabilities	(201)	(476)
Other, net	(23)	(16)

Cash provided by operating activities	2,151	1,609

Investing Activities:
Capital expenditures	(1,890)	(1,690)
Proceeds from asset dispositions and other	7	19

Cash used in investing activities	(1,883)	(1,671)

Financing Activities:
Principal payments on debt	(1)	(3)
Proceeds from stock issuances	189	380
Excess tax benefit on the exercise of stock options	23	20
Dividends paid	(114)	(95)
Purchase of treasury stock	(947)	(1,219)

Cash used in financing activities	(850)	(917)

Effect of exchange rate changes on cash	(60)	(3)

Net decrease in cash and cash equivalents	(642)	(982)
Cash and cash equivalents at beginning of period	2,908	4,917

Cash and cash equivalents at end of period	$2,266	$3,935

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2014, the results of our operations for the three- and six-month periods ended November 30, 2014 and 2013 and cash flows for the six-month periods ended November 30, 2014 and 2013. Operating results for the three- and six-month periods ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2015 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. Subsequent to November 30, 2014, FedEx entered into agreements to acquire two businesses, expanding our portfolio in e-commerce and supply chain solutions. On December 15, 2014, we entered into an agreement to acquire GENCO Distribution Systems, Inc., one of the largest third-party logistics providers in North America. This acquisition is expected to be completed in early calendar year 2015, subject to customary closing conditions. The financial results of this business will be included in the FedEx Ground segment from the date of acquisition and are expected to be immaterial to our 2015 results.

In addition, on December 16, 2014, FedEx acquired Bongo International, LLC, a leader in cross border enablement technologies and solutions. The financial results of this acquired business will be included in the FedEx Express segment from the date of acquisition and are expected to be immaterial to our 2015 results.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In October 2014, FedEx Express formally requested assistance from the National Mediation Board (“NMB”) to mediate the negotiations. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended (“Railway Labor Act”). The progression of negotiations into the mediation stage has no impact on our operations. In addition to our pilots at FedEx Express, certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $31 million for the three-month period ended November 30, 2014 and $79 million for the six-month period ended November 30, 2014. Our stock-based compensation expense was $26 million for the three-month period ended November 30, 2013 and $71 million for the six-month period ended November 30, 2013. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first six months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

TREASURY SHARES. In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. It is expected that the share authorization will primarily be utilized to offset equity compensation dilution over the next several years. During the second quarter of 2015, we repurchased 1.0 million shares of FedEx common stock at an average price of $156 per share for a total of $156 million. As of November 30, 2014, 14 million shares remained under the share repurchase authorization.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

DIVIDENDS DECLARED PER COMMON SHARE. On November 21, 2014, our Board of Directors declared a quarterly dividend of $0.20 per share of common stock. The dividend will be paid on January 2, 2015 to stockholders of record as of the close of business on December 12, 2014. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$46	$23	$77	$102
Translation adjustments	(122)	45	(153)	(34)

Balance at end of period	(76)	68	(76)	68

Retirement plans adjustments:
Balance at beginning of period	(3,740)	(3,880)	(3,771)	(3,922)
Reclassifications from AOCI	29	43	60	85

Balance at end of period	(3,711)	(3,837)	(3,711)	(3,837)

Accumulated other comprehensive loss at end of period	$(3,787)	$(3,769)	$(3,787)	$(3,769)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Retirement plans:
Amortization of actuarial losses and other	$(75)	$(97)	$(153)	$(192)	Salaries and employee benefits
Amortization of prior service credits	29	29	58	57	Salaries and employee benefits

Total before tax	(46)	(68)	(95)	(135)
Income tax benefit	17	25	35	50	Provision for income taxes

AOCI reclassifications, net of tax	$(29)	$(43)	$(60)	$(85)	Net income

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt to capital that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 57% at November 30, 2014. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. See our Annual Report for a description of the term and covenant details of our revolving credit facility.

Long-term debt, exclusive of capital leases, had a carrying value of $4.7 billion at November 30, 2014 and May 31, 2014, compared with an estimated fair value of $5.1 billion at November 30, 2014 and $5.0 billion at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Basic earnings per common share:
Net earnings allocable to common shares(1)	$615	$499	$1,220	$988
Weighted-average common shares	283	315	284	316

Basic earnings per common share	$2.17	$1.58	$4.30	$3.13

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$615	$499	$1,220	$988

Weighted-average common shares	283	315	284	316
Dilutive effect of share-based awards	4	4	4	3

Weighted-average diluted shares	287	319	288	319
Diluted earnings per common share	$2.14	$1.57	$4.24	$3.10

Anti-dilutive options excluded from diluted earnings per common share	2.2	2.5	2.2	6.2

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
U.S. domestic and international pension plans	$65	$121	$133	$242
U.S. domestic and international defined contribution plans	94	88	188	177
U.S. domestic and international postretirement healthcare plans	20	19	40	39

	$179	$228	$361	$458

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Pension Plans
Service cost	$164	$164	$328	$328
Interest cost	275	263	550	526
Expected return on plan assets	(420)	(374)	(840)	(747)
Recognized actuarial losses and other	46	68	95	135

	$65	$121	$133	$242

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Postretirement Healthcare Plans
Service cost	$10	$9	$20	$19
Interest cost	10	10	20	20

	$20	$19	$40	$39

Contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the six-month periods ended November 30 were as follows:

	2014	2013
Required	$247	$315
Voluntary	83	15

	$330	$330

In December 2014, we made an additional contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. Following this December 2014 payment, for the remainder of 2015, we have no required contributions to our U.S. Pension Plans; however, we expect to make approximately $160 million in voluntary contributions to our U.S. Pension Plans.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the three-month periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Revenues
FedEx Express segment	$7,024	$6,844	$13,886	$13,449
FedEx Ground segment	3,063	2,849	6,023	5,579
FedEx Freight segment	1,585	1,434	3,194	2,858
FedEx Services segment	394	391	768	766
Eliminations and other	(127)	(115)	(248)	(225)

	$11,939	$11,403	$23,623	$22,427

Operating Income
FedEx Express segment(1)	$484	$357	$853	$630
FedEx Ground segment(1)	465	439	1,010	922
FedEx Freight segment(1)	112	83	280	182
Corporate, eliminations and other(1)	(48)	(52)	(143)	(112)

	$1,013	$827	$2,000	$1,622

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(7) Commitments

As of November 30, 2014, our purchase commitments under various contracts for the remainder of 2015 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2015 (remainder)	$709	$452	$1,161
2016	1,230	329	1,559
2017	1,033	175	1,208
2018	1,402	101	1,503
2019	1,022	58	1,080
Thereafter	4,472	101	4,573

Total	$9,868	$1,216	$11,084

(1)	Primarily equipment, advertising contracts and contributions to our U.S. Pension Plans, which are further described in Note 5.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During September 2014, FedEx Express entered into an agreement to purchase four additional B767F aircraft, the delivery of which will begin in 2017 and continue through 2019.

We had $500 million in deposits and progress payments as of November 30, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2014 with the year of expected delivery:

	B757	B767F	B777F	Total
2015 (remainder)	1	8	—	9
2016	—	11	2	13
2017	—	12	—	12
2018	—	11	2	13
2019	—	6	2	8
Thereafter	—	—	12	12

Total	1	48	18	67

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2014 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2015 (remainder)	$391	$791	$1,182
2016	461	1,561	2,022
2017	399	1,684	2,083
2018	329	1,264	1,593
2019	273	1,091	1,364
Thereafter	551	7,097	7,648

Total	$2,404	$13,488	$15,892

Future minimum lease payments under capital leases were immaterial at November 30, 2014. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of 20 states. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case in January 2012 and, in July 2012, issued an opinion that did not make a determination with respect to the correctness of the district court’s decision and, instead, certified two questions to the Kansas Supreme Court related to the classification of the plaintiffs as independent contractors under the Kansas Wage Payment Act. The other 19 cases that are before the Seventh Circuit were stayed pending a decision of the Kansas Supreme Court.

On October 3, 2014, the Kansas Supreme Court determined that a 20 factor right to control test applies to claims under the Kansas Wage Payment Act and concluded that under that test, the class members were employees, not independent contractors. The case was subsequently transferred back to the Seventh Circuit, where both parties made filings requesting the action necessary to complete the resolution of the appeals. The parties also made recommendations to the court regarding next steps for the other 19 cases that are before the Seventh Circuit. FedEx Ground has requested that each of those cases be separately briefed given the potential differences in the applicable state law from that in Kansas. During the second quarter of 2015, we established an accrual for the estimated probable loss in the Kansas case that was required to be recognized pursuant to applicable accounting standards. This amount was immaterial.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of these matters settled for immaterial amounts. The courts have granted final approval of two of the three settlements, while the other settlement remains subject to court approval. One of the cases is on appeal with the Court of Appeals for the Eleventh Circuit and three cases, which had been decided in our favor by the respective district courts in Oregon and California, were appealed to the Ninth Circuit Court of Appeals. The last case is currently pending in the Eastern District of Arkansas.

On August 27, 2014, the Ninth Circuit reversed the district court decisions and held that the plaintiffs in California and Oregon were employees as a matter of law. In each case, we asked the court to reconsider and petitioned for en banc review by the full Ninth Circuit Court of Appeals, which was denied. On October 30, 2014, the cases were remanded to their respective district courts for further proceedings.

During the first quarter of 2015, we established an accrual for the estimated probable loss in this case that was required to be recognized pursuant to applicable accounting standards. This amount was immaterial. Material exposure above the accrued amount, however, is reasonably possible, and accordingly we have undertaken a process to attempt to estimate a range of reasonably possible loss based on currently available information relating to the case. This process has included attempting to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible loss in excess of the amount accrued. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of full-time drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the case. Further, the range of potential loss could be impacted substantially by future rulings by the courts, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues.

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

City and State of New York Cigarette Suit. On December 30, 2013, the City of New York filed suit against FedEx Express and FedEx Ground arising from our alleged shipments of cigarettes to New York City residents. The claims against FedEx Express were subsequently dismissed. On March 30, 2014, the complaint was amended adding the State of New York as a plaintiff. Beyond the addition of the State as a plaintiff, the amended complaint contains several amplifications of the previous claims. First, the claims now relate to four shippers, none of which continues to ship in our network. Second, the amended complaint contains a count for violation of the Assurance of Compliance (“AOC”) we had previously entered into with the State of New York, claiming that since 2006, FedEx has made shipments of cigarettes to residences in New York in violation of the AOC. Lastly, the amendment contains new theories of Racketeer Influenced and Corrupt Organizations Act violations. In May 2014, we filed a motion to dismiss almost all of the claims. On November 12, 2014 the City and State of New York filed a separate but almost identical lawsuit that includes two additional shippers. Loss in these lawsuits is reasonably possible, but the amount of any loss is expected to be immaterial.

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

Department of Justice Indictment — Internet Pharmacy Shipments. In the past, we received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. In July 2014, the DOJ filed a criminal indictment in the United States District Court for the Northern District of California in connection with the matter. A superseding indictment was filed in August 2014. The indictment alleges that FedEx Corporation, FedEx Express and FedEx Services, together with certain pharmacies, conspired to unlawfully distribute controlled substances, unlawfully distributed controlled substances and conspired to unlawfully distribute misbranded drugs. The superseding indictment adds conspiracy to launder money counts related to services provided to and payments from online pharmacies. We continue to believe that our employees have acted in good faith at all times and that we have not engaged in any illegal activities.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. Given the early stage of this matter, we cannot yet determine the amount or range of potential loss; however, it is reasonably possible that it could be material.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2014	2013
Cash payments for:
Interest (net of capitalized interest)	$103	$64

Income taxes	$760	$626
Income tax refunds received	(5)	(36)

Cash tax payments, net	$755	$590

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $4.5 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,048	$482	$869	$(133)	$2,266
Receivables, less allowances	1	4,453	1,189	(51)	5,592
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	76	719	62	—	857
Deferred income taxes	—	474	23	—	497

Total current assets	1,125	6,128	2,143	(184)	9,212

PROPERTY AND EQUIPMENT, AT COST	28	39,258	2,330	—	41,616
Less accumulated depreciation and amortization	22	20,458	1,243	—	21,723

Net property and equipment	6	18,800	1,087	—	19,893

INTERCOMPANY RECEIVABLE	—	1,172	1,526	(2,698)	—
GOODWILL	—	1,552	1,182	—	2,734
INVESTMENT IN SUBSIDIARIES	21,850	3,747	—	(25,597)	—
OTHER ASSETS	2,051	862	237	(2,005)	1,145

	$25,032	$32,261	$6,175	$(30,484)	$32,984

LIABILITIES AND STOCKHOLDERS’ INVESTMENT CURRENT LIABILITIES
Accrued salaries and employee benefits	$33	$1,011	$175	$—	$1,219
Accounts payable	60	1,403	689	(184)	1,968
Accrued expenses	374	1,404	208	—	1,986

Total current liabilities	467	3,818	1,072	(184)	5,173

LONG-TERM DEBT, LESS CURRENT PORTION	4,487	248	—	—	4,735
INTERCOMPANY PAYABLE	2,698	—	—	(2,698)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,021	88	(2,005)	2,104
Other liabilities	1,817	3,344	248	—	5,409

Total other long-term liabilities	1,817	7,365	336	(2,005)	7,513
STOCKHOLDERS’ INVESTMENT	15,563	20,830	4,767	(25,597)	15,563

	$25,032	$32,261	$6,175	$(30,484)	$32,984

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2014

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,926	$2,108	$(95)	$11,939

OPERATING EXPENSES:
Salaries and employee benefits	23	3,729	552	—	4,304
Purchased transportation	—	1,468	764	(47)	2,185
Rentals and landing fees	2	577	86	(2)	663
Depreciation and amortization	1	595	55	—	651
Fuel	—	1,028	24	—	1,052
Maintenance and repairs	—	507	36	—	543
Intercompany charges, net	(48)	(50)	98	—	—
Other	22	1,239	313	(46)	1,528

	—	9,093	1,928	(95)	10,926

OPERATING INCOME	—	833	180	—	1,013

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	616	103	—	(719)	—
Interest, net	(53)	5	1	—	(47)
Intercompany charges, net	54	(59)	5	—	—
Other, net	(1)	2	4	—	5

INCOME BEFORE INCOME TAXES	616	884	190	(719)	971

Provision for income taxes	—	319	36	—	355

NET INCOME	$616	$565	$154	$(719)	$616

COMPREHENSIVE INCOME	$642	$543	$57	$(719)	$523

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$19,695	$4,112	$(184)	$23,623

OPERATING EXPENSES:
Salaries and employee benefits	53	7,335	1,105	—	8,493
Purchased transportation	—	2,854	1,475	(90)	4,239
Rentals and landing fees	3	1,149	174	(3)	1,323
Depreciation and amortization	1	1,190	111	—	1,302
Fuel	—	2,123	49	—	2,172
Maintenance and repairs	—	1,029	70	—	1,099
Intercompany charges, net	(143)	(48)	191	—	—
Other	86	2,404	596	(91)	2,995

	—	18,036	3,771	(184)	21,623

OPERATING INCOME	—	1,659	341	—	2,000

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,222	201	—	(1,423)	—
Interest, net	(106)	9	2	—	(95)
Intercompany charges, net	108	(118)	10	—	—
Other, net	(2)	(1)	6	—	3

INCOME BEFORE INCOME TAXES	1,222	1,750	359	(1,423)	1,908

Provision for income taxes	—	588	98	—	686

NET INCOME	$1,222	$1,162	$261	$(1,423)	$1,222

COMPREHENSIVE INCOME	$1,276	$1,137	$139	$(1,423)	$1,129

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2014

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(458)	$2,335	$257	$17	$2,151

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,809)	(80)	—	(1,890)
Proceeds from asset dispositions and other	(1)	17	(9)	—	7

CASH USED IN INVESTING ACTIVITIES	(2)	(1,792)	(89)	—	(1,883)

FINANCING ACTIVITIES
Net transfers from (to) Parent	601	(610)	9	—	—
Payment on loan between subsidiaries	—	143	(143)	—	—
Intercompany dividends	—	22	(22)	—	—
Principal payments on debt	—	(1)	—	—	(1)
Proceeds from stock issuances	189	—	—	—	189
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(114)	—	—	—	(114)
Purchase of treasury stock	(947)	—	—	—	(947)
Other, net	—	(39)	39	—	—

CASH USED IN FINANCING ACTIVITIES	(248)	(485)	(117)	—	(850)

Effect of exchange rate changes on cash	—	(17)	(43)	—	(60)

Net (decrease) increase in cash and cash equivalents	(708)	41	8	17	(642)
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$1,048	$482	$869	$(133)	$2,266

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

December 18, 2014

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, professional fees, uniforms and advertising.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2015 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2014	2013			2014	2013

Revenues	$11,939	$11,403	5		$23,623	$22,427	5

Operating income	1,013	827	22		2,000	1,622	23

Operating margin	8.5%	7.3%	120	bp	8.5%	7.2%	130	bp

Net income	$616	$500	23		$1,222	$989	24

Diluted earnings per share	$2.14	$1.57	36		$4.24	$3.10	37

The following table shows changes in revenues and operating income by reportable segment for the periods ended November 30, 2014 compared to November 30, 2013 (dollars in millions):

	Change in Revenues		Percent Change in Revenue		Change in Operating Income		Percent Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$180	$437	3	3	$127	$223	36	35
FedEx Ground segment	214	444	8	8	26	88	6	10
FedEx Freight segment	151	336	11	12	29	98	35	54
FedEx Services segment	3	2	1	—	—	—	—	—
Corporate, eliminations and other	(12)	(23)	10	10	4	(31)	(8)	28

	$536	$1,196	5	5	$186	$378	22	23

Overview

Our earnings for the second quarter and first half of 2015 increased due to continued revenue growth in each of our transportation segments from higher volumes and yield. Our results for the second quarter and first half of 2015 were positively impacted by the benefits from the profit improvement programs commenced in 2013, lower pension expense and the net impact of fuel. These factors were partially offset by higher maintenance expense due to the timing of aircraft maintenance events.

Share repurchases had a $0.16 year-over-year positive impact on the second quarter earnings per diluted share and a $0.31 impact on the first half of 2015 earnings per diluted share.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,700
2,600
2,500
2,400
2,522
2,701
2,598
2,584
2,695
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015

FedEx Express
International(1)
Average Daily Package Volume
1,000
800
600
400
200
896
780
813
816
917
593
567
589
579
604
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015
International export
International domestic

FedEx Ground
Average Daily Package Volume
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
4,627
4,817
4,597
4,576
4,845
2,218
2,529
1,920
1,880
2,122
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015
FedEx Ground
FedEx SmartPost

FedEx Freight
Average Daily LTL Shipments
80.0
70.0
60.0
50.0
40.0
30.0
20.0
63.8
59.5
67.0
69.0
70.1
28.1
26.3
28.7
29.1
29.3
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
12,000
11,500
11,000
10,500
10,000
9,500
9,000
8,500
10,856
11,394
10,517
10,435
11,183
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$17.59
$17.07
$17.73
$17.49
$17.31
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$59.08
$58.30
$60.52
$59.38
$59.04
$6.82
$7.05
$7.10
$7.10
$6.63
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$10.00
$8.00
$6.00
$4.00
$2.00
$-
$8.90
$9.04
$9.41
$9.33
$9.18
$1.77
$1.82
$1.88
$1.84
$1.90
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015
FedEx Ground
FedEx SmartPost

FedEx Freight
LTL Revenue per Shipment
$280.00
$260.00
$240.00
$220.00
$200.00
$257.15
$257.74
$260.71
$265.42
$265.46
$221.99
$224.63
$225.29
$228.07
$228.62
Q2 2014
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Priority
Economy

Revenue

Revenues increased 5% in the second quarter and first half of 2015 due to improved performance at all our transportation segments. At FedEx Ground, revenues increased 8% in the second quarter and first half of 2015 due to higher volume from continued growth in both our commercial business and FedEx Home Delivery service, as well as increased yields primarily resulting from rate increases. At FedEx Express, revenues increased 3% in the second quarter and first half of 2015 due to U.S. volume growth and international export base revenue growth, partially offset by lower fuel surcharges and unfavorable exchange rates. Revenues at FedEx Freight increased 11% in the second quarter and 12% in the first half of 2015 primarily due to higher average daily shipments and revenue per shipment.

Operating Income

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	$4,304	$4,148	$8,493	$8,225
Purchased transportation	2,185	2,040	4,239	3,919
Rentals and landing fees	663	648	1,323	1,288
Depreciation and amortization	651	647	1,302	1,286
Fuel	1,052	1,136	2,172	2,240
Maintenance and repairs	543	479	1,099	959
Other	1,528	1,478	2,995	2,888

Total operating expenses	$10,926	$10,576	$21,623	$20,805

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	36.0%	36.4%	36.0%	36.7%
Purchased transportation	18.3	17.9	17.9	17.5
Rentals and landing fees	5.6	5.7	5.6	5.7
Depreciation and amortization	5.5	5.7	5.5	5.7
Fuel	8.8	9.9	9.2	10.0
Maintenance and repairs	4.5	4.2	4.6	4.3
Other	12.8	12.9	12.7	12.9

Total operating expenses	91.5	92.7	91.5	92.8

Operating margin	8.5%	7.3%	8.5%	7.2%

Operating income increased in the second quarter and first half of 2015 primarily as a result of higher volumes at FedEx Express, improved revenue per shipment and volumes at FedEx Freight, and increased yields and higher volumes at FedEx Ground. Results in the second quarter and first half of 2015 include benefits from our profit improvement programs, which we commenced in 2013, lower pension expense and a benefit from the net impact of fuel (as further described below). These benefits were partially offset by higher maintenance expense due to the timing of aircraft maintenance events at FedEx Express.

Operating expenses included an increase in purchased transportation costs of 7% in the second quarter and 8% in the first half of 2015 due to volume growth and higher service provider rates at FedEx Ground and higher utilization of third-party transportation providers and higher service provider rates at FedEx Freight. Salaries and employee benefits expense increased 4% in the second quarter and 3% in the first half of 2015 due to additional staffing to support volume growth, partially offset by the positive impact of our voluntary buyout program and lower pension expense. Maintenance and repairs expense increased 13% in the second quarter and 15% in the first half of 2015 due to the timing of aircraft maintenance events at FedEx Express.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 7% in the second quarter and 3% in the first half of 2015 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarter and first half of 2015 and 2014 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in November 2014 was set based on September 2014 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

Beyond these factors, the manner in which we purchase fuel also influences the net impact of fuel on our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 75% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied to the index price for the preceding month, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

We routinely review our fuel surcharges and our fuel surcharge methodology. Effective February 2, 2015, we will update the tables used to determine our fuel surcharges at FedEx Express, FedEx Ground and FedEx Freight.

The net impact of fuel had a slight benefit in the second quarter and a modest benefit in the first half of 2015 to operating income. This was driven by decreased fuel prices during the second quarter and first half of 2015 versus prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

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

Income Taxes

Our effective tax rate was 36.6% for the second quarter of 2015 and 36.0% for the first half of 2015, compared with 36.9% in the second quarter and 36.5% in the first half of 2014. The tax rates in 2015 have decreased primarily due to discrete tax benefits related to changes in valuation allowances required in certain entities and jurisdictions. For 2015, we expect an effective tax rate between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2011 are concluded, and we are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2014, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2014.

Business Acquisitions

Subsequent to November 30, 2014, FedEx entered into agreements to acquire two businesses, expanding our portfolio in e-commerce and supply chain solutions. On December 15, 2014, we entered into an agreement to acquire GENCO Distribution Systems, Inc., one of the largest third-party logistics providers in North America. This acquisition is expected to be completed in early calendar year 2015, subject to customary closing conditions. The financial results of this business will be included in the FedEx Ground segment from the date of acquisition and are expected to be immaterial to our 2015 results.

In addition, on December 16, 2014, FedEx acquired Bongo International, LLC, a leader in cross border enablement technologies and solutions. The financial results of this acquired business will be included in the FedEx Express segment from the date of acquisition and are expected to be immaterial to our 2015 results.

Outlook

We expect revenue and earnings growth to continue into the third quarter and the remainder of 2015, driven by ongoing improvements in the results of all of our transportation segments as our expectations for continued moderate global economic growth drive volume and yield improvements. Our results in 2015 will continue to benefit from execution of the profit improvement programs announced in 2013 and which are further described in our Annual Report. Our results for the third quarter and the remainder of 2015 will also benefit from lower pension expense due to strong asset returns in 2014; however, results for 2015 could be constrained by the reinstatement of our incentive compensation programs to the extent our financial performance exceeds our business plan objectives. Our expectations for earnings growth in the third quarter and the remainder of 2015 are dependent on key external factors, including fuel prices and the pace of improvement in the global economy.

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

We believe that no other new accounting guidance was adopted or issued during the first half of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

The operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. See Note 6 of the accompanying unaudited condensed consolidated financial statements and our Annual Report for more information.

During the first quarter of 2015, we ceased allocating to our transportation segments the costs associated with our corporate headquarters division. These costs included services related to general oversight functions, including executive officers and certain legal and finance functions. This change allows for additional transparency and improved management of our corporate oversight costs. These costs were previously included in the operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments. These costs are included in “Corporate, eliminations and other” in our segment reporting and reconciliations. Prior year amounts have been revised to conform to the current year segment presentation. The increase in these unallocated costs in the first half of 2015 from the prior year was driven by a legal contingency reserve recorded in the first quarter of 2015 associated with the multi-district litigation matters described in Note 8.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues:
Package:
U.S. overnight box	$1,705	$1,625	5		$3,387	$3,209	6
U.S. overnight envelope	400	398	1		815	817	—
U.S. deferred	834	771	8		1,629	1,500	9

Total U.S. domestic package revenue	2,939	2,794	5		5,831	5,526	6

International priority	1,649	1,642	—		3,279	3,218	2
International economy	598	567	5		1,169	1,099	6

Total international export package revenue	2,247	2,209	2		4,448	4,317	3

International domestic(1)	383	385	(1)		754	730	3

Total package revenue	5,569	5,388	3		11,033	10,573	4
Freight:
U.S.	586	585	—		1,165	1,209	(4)
International priority	412	417	(1)		807	805	—
International airfreight	42	55	(24)		88	109	(19)

Total freight revenue	1,040	1,057	(2)		2,060	2,123	(3)
Other(2)	415	399	4		793	753	5

Total revenues	7,024	6,844	3		13,886	13,449	3
Operating expenses:
Salaries and employee benefits	2,531	2,469	3		5,016	4,909	2
Purchased transportation	681	660	3		1,328	1,268	5
Rentals and landing fees	422	420	—		848	841	1
Depreciation and amortization	368	373	(1)		742	742	—
Fuel	906	986	(8)		1,876	1,942	(3)
Maintenance and repairs	357	308	16		736	615	20
Intercompany charges(3)	453	481	(6)		902	939	(4)
Other	822	790	4		1,585	1,563	1

Total operating expenses(3)	6,540	6,487	1		13,033	12,819	2

Operating income(3)	$484	$357	36		$853	$630	35

Operating margin(3)	6.9%	5.2%	170	bp	6.1%	4.7%	140	bp

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	36.0%	36.1%	36.1%	36.5%
Purchased transportation	9.7	9.6	9.6	9.4
Rentals and landing fees	6.0	6.1	6.1	6.3
Depreciation and amortization	5.2	5.5	5.4	5.5
Fuel	12.9	14.4	13.5	14.4
Maintenance and repairs	5.1	4.5	5.3	4.6
Intercompany charges(3)	6.5	7.1	6.5	7.0
Other	11.7	11.5	11.4	11.6

Total operating expenses(3)	93.1	94.8	93.9	95.3

Operating margin(3)	6.9%	5.2%	6.1%	4.7%

(1)	International domestic revenues represent our international intra-country express operations.
(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.
(3)	Prior year amounts have been revised to the current year segment presentation regarding the allocation of corporate headquarters costs.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2014	2013	Change	2014	2013	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,259	1,146	10	1,235	1,129	9
U.S. overnight envelope	521	535	(3)	524	549	(5)
U.S. deferred	915	841	9	880	815	8

Total U.S. domestic ADV	2,695	2,522	7	2,639	2,493	6

International priority	424	421	1	417	414	1
International economy	180	172	5	175	168	4

Total international export ADV	604	593	2	592	582	2

International domestic(2)	917	896	2	866	842	3

Total ADV	4,216	4,011	5	4,097	3,917	5

Revenue per package (yield):
U.S. overnight box	$21.50	$22.50	(4)	$21.59	$22.39	(4)
U.S. overnight envelope	12.15	11.84	3	12.24	11.72	4
U.S. deferred	14.48	14.55	—	14.58	14.49	1
U.S. domestic composite	17.31	17.59	(2)	17.40	17.45	—
International priority	61.64	61.87	—	61.92	61.27	1
International economy	52.88	52.27	1	52.75	51.35	3
International export composite	59.04	59.08	—	59.21	58.40	1
International domestic(2)	6.63	6.82	(3)	6.85	6.83	—
Composite package yield	20.97	21.32	(2)	21.21	21.25	—
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,039	7,872	2	7,676	7,646	—
International priority	2,983	3,068	(3)	2,887	2,964	(3)
International airfreight	630	907	(31)	650	878	(26)

Total average daily freight pounds	11,652	11,847	(2)	11,213	11,488	(2)

Revenue per pound (yield):
U.S.	$1.16	$1.18	(2)	$1.20	$1.25	(4)
International priority	2.19	2.16	1	2.20	2.14	3
International airfreight	1.07	0.97	10	1.07	0.98	9
Composite freight yield	1.42	1.42	—	1.45	1.46	(1)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 3% in the second quarter and first half of 2015 primarily due to higher U.S. domestic package volumes and international export package base revenues. These factors were partially offset by lower fuel surcharges and unfavorable exchange rates.

U.S. domestic volumes increased 7% in the second quarter and 6% in the first half of 2015 driven by both our overnight and deferred service offerings. International export yields increased in the first half of 2015, due to higher rates and weight per package, partially offset by unfavorable exchange rates. U.S. domestic and international export revenues were partially offset by lower fuel surcharges. International export volumes increased 2% in the second quarter and first half of 2015 driven by our international economy service offering.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.00%	9.50%	8.00%	8.00%
High	9.00	10.50	9.50	10.50
Weighted-average	8.69	10.02	9.09	9.26

International Fuel Surcharges:
Low	12.00	13.50	12.00	12.00
High	17.50	19.00	18.00	19.00
Weighted-average	15.59	16.79	15.92	16.09

On September 16, 2014, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin increased in the second quarter and first half of 2015, driven by the revenue growth in our U.S. and international export package business, cost management related to profit improvement programs, lower pension expense and the positive net impact of fuel. These factors were partially offset by higher maintenance expense.

Maintenance and repairs expense increased 16% in the second quarter and 20% in first half of 2015 due to the timing of aircraft maintenance events. Salaries and employee benefits increased 3% in the second quarter and 2% in the first half of 2015 due to additional staffing to support volume growth, partially offset by the benefits from our voluntary employee severance program and lower pension expense. Purchased transportation costs increased 3% in the second quarter and 5% in the first half of 2015 due to higher utilization of third-party transportation providers and costs associated with the growth of our freight-forwarding business at FedEx Trade Networks.

Fuel expense decreased 8% in the second quarter and 3% in the first half of 2015 due to lower aircraft fuel prices. The net impact of fuel had a slight benefit in the second quarter and a modest benefit in the first half of 2015 to operating income. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues:
FedEx Ground	$2,809	$2,601	8		$5,548	$5,107	9
FedEx SmartPost	254	248	2		475	472	1

Total revenues	3,063	2,849	8		6,023	5,579	8

Operating expenses:
Salaries and employee benefits	485	445	9		933	859	9
Purchased transportation	1,263	1,159	9		2,417	2,223	9
Rentals	115	102	13		223	194	15
Depreciation and amortization	126	118	7		245	229	7
Fuel	3	4	(25)		6	7	(14)
Maintenance and repairs	57	56	2		113	109	4
Intercompany charges(1)	278	277	—		553	547	1
Other	271	249	9		523	489	7

Total operating expenses(1)	2,598	2,410	8		5,013	4,657	8

Operating income(1)	$465	$439	6		$1,010	$922	10

Operating margin(1)	15.2%	15.4%	(20	)bp	16.8%	16.5%	30	bp

Average daily package volume
FedEx Ground	4,845	4,627	5		4,709	4,469	5
FedEx SmartPost	2,122	2,218	(4)		2,000	2,154	(7)

Revenue per package (yield)
FedEx Ground	$9.18	$8.90	3		$9.25	$8.98	3
FedEx SmartPost	$1.90	$1.77	7		$1.87	$1.72	9

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	15.8%	15.6%	15.5%	15.4%
Purchased transportation	41.2	40.7	40.1	39.8
Rentals	3.8	3.6	3.7	3.5
Depreciation and amortization	4.1	4.1	4.0	4.1
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.9	2.0	1.9	2.0
Intercompany charges(1)	9.1	9.8	9.2	9.8
Other	8.8	8.7	8.7	8.8

Total operating expenses(1)	84.8	84.6	83.2	83.5

Operating margin(1)	15.2%	15.4%	16.8%	16.5%

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 8% in the second quarter and the first half of 2015 due to volume and yield growth at FedEx Ground and yield growth at FedEx SmartPost, partially offset by lower volumes at FedEx SmartPost.

Average daily volume at FedEx Ground increased 5% in the second quarter and first half of 2015 due to continued growth in our commercial business and FedEx Home Delivery service. Yield increased 3% in the second quarter and first half of 2015 primarily due to rate increases and higher residential surcharges.

FedEx SmartPost average daily volume decreased 4% in the second quarter and 7% in the first half of 2015 due to the reduction in volume from a major customer. FedEx SmartPost yield increased 7% in the second quarter and 9% in the first half of 2015 due to rate increases and improved customer mix, partially offset by higher postage costs. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Low	6.50%	6.50%	6.50%	6.50%
High	6.50	7.00	7.00	7.00
Weighted-average	6.50	6.67	6.66	6.66

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

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 6% in the second quarter and 10% in the first half of 2015 driven by higher revenue per package and volumes. The increase to operating income was partially offset by higher network expansion costs, as we continue to invest heavily in our FedEx Ground and FedEx SmartPost businesses.

Purchased transportation expense increased 9% in the second quarter and first half of 2015 due to volume growth and higher service provider rates. Salaries and employee benefits expense increased 9% in the second quarter and first half of 2015 due to additional staffing to support volume growth. Other expense increased 9% in the second quarter and 7% in the first half of 2015 primarily due to real estate taxes and facility expansion costs. Rentals expense increased 13% in the second quarter and 15% in the first half of 2015 due to network expansion. Depreciation and amortization expense increased 7% in the second quarter and the first half of 2015 due to network expansion and trailer purchases.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues	$1,585	$1,434	11		$3,194	$2,858	12
Operating expenses:
Salaries and employee benefits	686	611	12		1,342	1,209	11
Purchased transportation	273	250	9		557	484	15
Rentals	31	31	—		63	63	—
Depreciation and amortization	58	57	2		116	114	2
Fuel	143	145	(1)		290	290	—
Maintenance and repairs	53	46	15		99	92	8
Intercompany charges	111	111	—		221	224	(1)
Other(1)	118	100	18		226	200	13

Total operating expenses	1,473	1,351	9		2,914	2,676	9

Operating income	$112	$83	35		$280	$182	54

Operating margin	7.1%	5.8%	130	bp	8.8%	6.4%	240	bp

Average daily LTL shipments (in thousands)
Priority	70.1	63.8	10		69.5	62.4	11
Economy	29.3	28.1	4		29.3	27.9	5

Total average daily LTL shipments	99.4	91.9	8		98.8	90.3	9

Weight per LTL shipment (lbs)
Priority	1,245	1,241	—		1,251	1,243	1
Economy	1,010	992	2		1,012	992	2
Composite weight per LTL shipment	1,176	1,165	1		1,180	1,165	1

LTL revenue per shipment
Priority	$228.62	$221.99	3		$228.34	$222.24	3
Economy	265.46	257.15	3		265.44	256.76	3
Composite LTL revenue per shipment	$239.49	$232.73	3		$239.32	$232.89	3

LTL yield (revenue per hundredweight)
Priority	$18.36	$17.89	3		$18.25	$17.88	2
Economy	26.29	25.92	1		26.24	25.88	1
Composite LTL yield	$20.37	$19.98	2		$20.27	$19.99	1

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	43.3%	42.6%	42.0%	42.3%
Purchased transportation	17.2	17.4	17.4	16.9
Rentals	2.0	2.2	2.0	2.2
Depreciation and amortization	3.7	4.0	3.6	4.0
Fuel	9.0	10.1	9.1	10.2
Maintenance and repairs	3.3	3.2	3.1	3.2
Intercompany charges(1)	7.0	7.7	6.9	7.8
Other	7.4	7.0	7.1	7.0

Total operating expenses(1)	92.9	94.2	91.2	93.6

Operating margin(1)	7.1%	5.8%	8.8%	6.4%

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 11% in the second quarter and 12% in the first half of 2015 due to higher average daily shipments and revenue per shipment. Average daily LTL shipments increased 8% in the second quarter and 9% in the first half of 2015 due to higher demand for both of our service offerings. LTL revenue per shipment increased 3% in the second quarter due to higher weight per LTL shipment, higher rates and higher fuel surcharges and in the first half of 2015 due to higher weight per LTL shipment, higher fuel surcharges and higher rates.

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Low	24.70%	22.70%	24.70%	22.70%
High	25.70	23.50	26.20	23.50
Weighted-average	25.20	23.10	25.60	23.00

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

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin increased in the second quarter and first half of 2015 due to higher LTL revenue per shipment and higher average daily LTL shipments.

Salaries and employee benefits increased 12% in the second quarter and 11% in the first half of 2015 primarily due to a volume-related increase in labor hours. Purchased transportation expense increased 9% in the second quarter and 15% in the first half of 2015 due to the increased utilization of third-party transportation providers and higher service provider rates. Other expense increased 18% in the second quarter and 13% in the first half of 2015 driven partially by cargo claims.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.3 billion at November 30, 2014, compared to $2.9 billion at May 31, 2014. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2014	2013
Operating activities:
Net income	$1,222	$989
Noncash charges and credits	1,516	1,623
Changes in assets and liabilities	(587)	(1,003)

Cash provided by operating activities	2,151	1,609

Investing activities:
Capital expenditures	(1,890)	(1,690)
Proceeds from asset dispositions and other	7	19

Cash used in investing activities	(1,883)	(1,671)

Financing activities:
Principal payments on debt	(1)	(3)
Proceeds from stock issuances	189	380
Dividends paid	(114)	(95)
Purchase of treasury stock	(947)	(1,219)
Other	23	20

Cash used in financing activities	(850)	(917)

Effect of exchange rate changes on cash	(60)	(3)

Net decrease in cash and cash equivalents	$(642)	$(982)

Cash flows from operating activities increased $542 million in the first half of 2015 primarily due to higher net income and the inclusion in the prior year of payments associated with our voluntary employee buyout program. Capital expenditures during the first half of 2015 were higher primarily due to increased spending for sort facility expansion at FedEx Ground and aircraft at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2015 and 2014.

In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. It is expected that the share authorization will primarily be utilized to offset equity compensation dilution over the next several years. During the second quarter of 2015, we repurchased 1.0 million shares of FedEx common stock at an average price of $156 per share for a total of $156 million. As of November 30, 2014, 14 million shares remained under the share repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change 2014/2013
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	2014	2013	2014	2013
Aircraft and related equipment	$499	$495	$798	$692	1	15
Facilities and sort equipment	305	205	452	331	49	37
Vehicles	211	277	339	425	(24)	(20)
Information and technology investments	76	90	150	162	(16)	(7)
Other equipment	79	51	151	80	55	89

Total capital expenditures	$1,170	$1,118	$1,890	$1,690	5	12

FedEx Express segment	$614	$690	$1,081	$995	(11)	9
FedEx Ground segment	364	249	503	410	46	23
FedEx Freight segment	102	100	138	140	2	(1)
FedEx Services segment	90	79	167	145	14	15
Other	—	—	1	—	—	NM

Total capital expenditures	$1,170	$1,118	$1,890	$1,690	5	12

Capital expenditures during the first half of 2015 were higher than the prior-year period primarily due to increased spending for sort facility expansion at FedEx Ground and increased spending for aircraft at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the first half of 2015 included the delivery of four Boeing 767-300 Freighter (“B767F”) and twelve Boeing 757 (“B757”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure and business acquisition requirements and debt payment obligations. Our cash and cash equivalents balance at November 30, 2014 includes $469 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2015, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.2 billion in 2015 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We invested $798 million in aircraft and aircraft-related equipment in the first half of 2015 and expect to invest an additional $1.0 billion for aircraft and aircraft-related equipment during the remainder of 2015. In December 2014, we made $165 million in contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. See Note 5 of the accompanying unaudited condensed consolidated financial statements for expected future benefit payments for the remainder of 2015.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. As of November 30, 2014, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings. See Note 3 and our Annual Report for a description of the term and significant covenants of our revolving credit facility.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2014. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2014. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2015(1)	2016	2017	2018	2019	Thereafter	Total
Operating activities:
Operating leases	$1,182	$2,022	$2,083	$1,593	$1,364	$7,648	$15,892
Non-capital purchase obligations and other	260	327	172	101	58	101	1,019
Interest on long-term debt	115	231	231	231	231	3,925	4,964
Quarterly contributions to our U.S. Pension Plans	141	—	—	—	—	—	141

Investing activities:
Aircraft and aircraft-related capital commitments	709	1,230	1,033	1,402	1,022	4,472	9,868
Other capital purchase obligations	52	2	3	—	—	—	57

Financing activities:
Debt	—	—	—	—	750	3,990	4,740

Total	$2,459	$3,812	$3,522	$3,327	$3,425	$20,136	$36,681

(1)	Cash obligations for the remainder of 2015.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2014.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($32 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $500 million in deposits and progress payments as of November 30, 2014 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2014, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and website, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel price) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;

•	our ability to execute on our profit improvement programs;

•	the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

•	adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

•	any impact on our business from disruptions or modifications in service by the USPS, which is a significant customer and vendor of FedEx, as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•	changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract became amendable in March 2013, and the parties are currently in negotiations);

•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;

•	governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles and aircraft;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and

•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2014, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the six months of 2015, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2014; however, this strengthening did not have a material effect on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Sep. 1-30, 2014	—	—	—	15,000,000
Oct. 1-31, 2014	1,000,000	156.00	1,000,000	14,000,000
Nov. 1-30, 2014	—	—	—	14,000,000

Total	1,000,000		1,000,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on September 29, 2014 and through which we were authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 15 million shares of our common stock. As of December 17, 2014, 14 million shares remained authorized for purchase under the September 2014 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated and filed September 29, 2014, and incorporated herein by reference).

10.2	Supplemental Agreement No. 5 (and related side letters) dated as September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.6	Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.7	Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.8	Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.9	Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.10	Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.11	Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: December 18, 2014	/s/ JOHN L. MERINO
JOHN L. MERINO CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Compensation Arrangements with Outside Directors (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated and filed September 29, 2014, and incorporated herein by reference).

10.2	Supplemental Agreement No. 5 (and related side letters) dated as September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.6	Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.7	Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.8	Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.9	Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.10	Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

E-1

10.11	Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2