Form 10-Q
period 2015-02-28
FEDEX CORP
filed 2015-03-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 18, 2015
Common Stock, par value $0.10 per share	283,756,646

FEDEX CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PAGE

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2015 and May 31, 2014	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2015 and 2014	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	28

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	29

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	53

ITEM 4. Controls and Procedures	53

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	53

ITEM 1A. Risk Factors	53

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

ITEM 6. Exhibits	54

Signature	56

Exhibit Index	E-1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 Instance Document

EX-101 Schema Document

EX-101 Calculation Linkbase Document

EX-101 Presentation Linkbase Document

EX-101 Definition Linkbase Document

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28,
	2015	May 31,
	(Unaudited)	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,478	$2,908
Receivables, less allowances of $184 and $164	5,584	5,460
Spare parts, supplies and fuel, less allowances of $197 and $212	488	463
Deferred income taxes	510	522
Prepaid expenses and other	422	330

Total current assets	10,482	9,683

PROPERTY AND EQUIPMENT, AT COST	42,652	40,691
Less accumulated depreciation and amortization	22,227	21,141

Net property and equipment	20,425	19,550

OTHER LONG-TERM ASSETS
Goodwill	3,805	2,790
Other assets	1,396	1,047

Total other long-term assets	5,201	3,837

	$36,108	$33,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2015	May 31,
	(Unaudited)	2014
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$—	$1
Accrued salaries and employee benefits	1,231	1,277
Accounts payable	2,050	1,971
Accrued expenses	1,962	2,063

Total current liabilities	5,243	5,312

LONG-TERM DEBT, LESS CURRENT PORTION	7,228	4,736

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,497	2,114
Pension, postretirement healthcare and other benefit obligations	2,962	3,484
Self-insurance accruals	1,092	1,038
Deferred lease obligations	694	758
Deferred gains, principally related to aircraft transactions	187	206
Other liabilities	193	145

Total other long-term liabilities	7,625	7,745

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2015 and May 31, 2014	32	32
Additional paid-in capital	2,739	2,643
Retained earnings	21,880	20,429
Accumulated other comprehensive loss	(3,909)	(3,694)
Treasury stock, at cost	(4,730)	(4,133)

Total common stockholders’ investment	16,012	15,277

	$36,108	$33,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

REVENUES	$11,716	$11,301	$35,339	$33,728

OPERATING EXPENSES:
Salaries and employee benefits	4,411	4,167	12,904	12,392
Purchased transportation	2,165	2,063	6,404	5,982
Rentals and landing fees	686	662	2,009	1,950
Depreciation and amortization	652	652	1,954	1,938
Fuel	810	1,163	2,982	3,403
Maintenance and repairs	505	438	1,604	1,397
Other	1,525	1,515	4,520	4,403

	10,754	10,660	32,377	31,465

OPERATING INCOME	962	641	2,962	2,263

OTHER INCOME (EXPENSE):
Interest, net	(58)	(38)	(153)	(95)
Other, net	5	(9)	8	(16)

	(53)	(47)	(145)	(111)

INCOME BEFORE INCOME TAXES	909	594	2,817	2,152

PROVISION FOR INCOME TAXES	329	216	1,015	785

NET INCOME	$580	$378	$1,802	$1,367

EARNINGS PER COMMON SHARE:
Basic	$2.05	$1.24	$6.34	$4.38

Diluted	$2.01	$1.23	$6.25	$4.34

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15	$0.80	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

NET INCOME	$580	$378	$1,802	$1,367

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $18, $3, $41 and $7	(152)	(30)	(305)	(64)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $18, $25, $53 and $75	30	45	90	130

	(122)	15	(215)	66

COMPREHENSIVE INCOME	$458	$393	$1,587	$1,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended February 28,
	2015	2014
Operating Activities:
Net income	$1,802	$1,367
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,954	1,938
Provision for uncollectible accounts	112	95
Stock-based compensation	106	94
Deferred income taxes and other noncash items	362	392
Changes in assets and liabilities:
Receivables	(200)	(242)
Other assets	(38)	(150)
Accounts payable and other liabilities	(599)	(893)
Other, net	(26)	(23)

Cash provided by operating activities	3,473	2,578

Investing Activities:
Capital expenditures	(2,969)	(2,554)
Business acquisitions, net of cash acquired	(1,429)	—
Proceeds from asset dispositions and other	16	23

Cash used in investing activities	(4,382)	(2,531)

Financing Activities:
Principal payments on debt	(1)	(254)
Proceeds from debt issuances	2,491	1,997
Proceeds from stock issuances	272	462
Excess tax benefit on the exercise of stock options	31	27
Dividends paid	(171)	(142)
Purchase of treasury stock, including accelerated share repurchase agreements	(1,016)	(3,984)
Other, net	(23)	(18)

Cash provided by (used in) financing activities	1,583	(1,912)

Effect of exchange rate changes on cash	(104)	(10)

Net increase (decrease) in cash and cash equivalents	570	(1,875)
Cash and cash equivalents at beginning of period	2,908	4,917

Cash and cash equivalents at end of period	$3,478	$3,042

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2015, the results of our operations for the three- and nine-month periods ended February 28, 2015 and 2014 and cash flows for the nine-month periods ended February 28, 2015 and 2014. Operating results for the three- and nine-month periods ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2015 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. During the third quarter of 2015, we acquired two businesses, expanding our portfolio in e-commerce and supply chain solutions. On January 30, 2015, we acquired GENCO Distribution System, Inc. (“GENCO”), one of the largest third-party logistics providers in North America, for $1.4 billion, which was funded using a portion of the proceeds from our January 2015 debt issuance (see Note 3). The financial results of this business are included in the FedEx Ground segment from the date of acquisition.

In addition, on December 16, 2014, FedEx acquired Bongo International, LLC (“Bongo”), a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this acquired business are included in the FedEx Express segment from the date of acquisition.

These acquisitions will allow us to enter new markets, as well as strengthen our current service offerings to existing customers. We expect that the goodwill of $40 million associated with our Bongo acquisition will be entirely attributable to our FedEx Express reporting unit. We expect that the goodwill of approximately $1.1 billion associated with our GENCO acquisition will be primarily attributable to our FedEx Ground and FedEx Express reporting units.

The financial results of these acquired businesses from the date of acquisition were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The estimated fair values of the assets and liabilities related to these acquisitions have been recorded in the FedEx Ground and FedEx Express segments and are included in the accompanying unaudited balance sheets based on a preliminary allocation of the purchase price (summarized in the table below in millions). These allocations will be completed during our fourth quarter.

Current assets	$344
Property and equipment	96
Goodwill	1,112
Intangible assets	175
Other non-current assets	37
Current liabilities	(225)
Long-term liabilities	(84)

Total purchase price	$1,455

The goodwill recorded of approximately $1.1 billion is primarily attributable to expected benefits from synergies of the combinations with existing businesses and other acquired entities. The majority of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized over an estimated useful life of ten years.

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

Our stock-based compensation expense was $26 million for the three-month period ended February 28, 2015 and $106 million for the nine-month period ended February 28, 2015. Our stock-based compensation expense was $23 million for the three-month period ended February 28, 2014 and $94 million for the nine-month period ended February 28, 2014. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first nine months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

TREASURY SHARES. In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. It is expected that the share authorization will primarily be utilized to offset equity compensation dilution over the next several years. During the third quarter of 2015, we repurchased 400,000 shares of FedEx common stock at an average price of $172 per share for a total of $69 million. As of February 28, 2015, 13.6 million shares remained under the share repurchase authorization.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

DIVIDENDS DECLARED PER COMMON SHARE. On February 13, 2015, our Board of Directors declared a quarterly dividend of $0.20 per share of common stock. The dividend will be paid on April 1, 2015 to stockholders of record as of the close of business on March 11, 2015. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(76)	$68	$77	$102
Translation adjustments	(152)	(30)	(305)	(64)

Balance at end of period	(228)	38	(228)	38

Retirement plans adjustments:
Balance at beginning of period	(3,711)	(3,837)	(3,771)	(3,922)
Reclassifications from AOCI	30	45	90	130

Balance at end of period	(3,681)	(3,792)	(3,681)	(3,792)

Accumulated other comprehensive loss at end of period	$(3,909)	$(3,754)	$(3,909)	$(3,754)

The following table presents details of the reclassifications from AOCI for the periods ended February 28 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Retirement plans:
Amortization of actuarial losses and other	$(76)	$(98)	$(229)	$(290)	Salaries and employee benefits
Amortization of prior service credits	28	28	86	85	Salaries and employee benefits

Total before tax	(48)	(70)	(143)	(205)
Income tax benefit	18	25	53	75	Provision for income taxes

AOCI reclassifications, net of tax	$(30)	$(45)	$(90)	$(130)	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the quarter, we issued $2.5 billion of senior unsecured debt under our current shelf registration statement, comprised of $400 million of 2.30% fixed-rate notes due in February 2020, $700 million of 3.20% fixed-rate notes due in February 2025, $500 million of 3.90% fixed-rate notes due in February 2035, $650 million of 4.10% fixed-rate notes due in February 2045, and $250 million of 4.50% fixed-rate notes due in February 2065. Interest on these notes is paid semiannually. We utilized the net proceeds to fund our $1.4 billion acquisition of GENCO and the remaining proceeds for working capital and general corporate purposes.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt to capital that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 59% at February 28, 2015. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. See our Annual Report for a description of the term and additional covenant details of our revolving credit facility.

Long-term debt, exclusive of capital leases, had a carrying value of $7.2 billion compared with an estimated fair value of $7.8 billion at February 28, 2015 and a carrying value of $4.7 billion compared with an estimated fair value of $5.0 billion at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Basic earnings per common share:
Net earnings allocable to common shares(1)	$579	$377	$1,799	$1,365
Weighted-average common shares	283	303	284	312

Basic earnings per common share	$2.05	$1.24	$6.34	$4.38

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$579	$377	$1,799	$1,365

Weighted-average common shares	283	303	284	312
Dilutive effect of share-based awards	4	4	4	3

Weighted-average diluted shares	287	307	288	315
Diluted earnings per common share	$2.01	$1.23	$6.25	$4.34

Anti-dilutive options excluded from diluted earnings per common share	2.0	0.5	2.1	4.3

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
U.S. domestic and international pension plans	$66	$124	$199	$366
U.S. domestic and international defined contribution plans	96	90	284	269
U.S. domestic and international postretirement healthcare plans	21	20	61	59

	$183	$234	$544	$694

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Pension Plans
Service cost	$165	$164	$493	$492
Interest cost	274	264	824	790
Expected return on plan assets	(420)	(374)	(1,260)	(1,121)
Recognized actuarial losses and other	47	70	142	205

	$66	$124	$199	$366

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Postretirement Healthcare Plans
Service cost	$10	$10	$30	$29
Interest cost	11	10	31	30

	$21	$20	$61	$59

Contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the nine months ended February 28 were as follows:

	2015	2014
Required	$380	$480
Voluntary	115	15

	$495	$495

In March 2015, we made approximately $160 million in voluntary contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (air and ocean freight forwarding and customs brokerage)
FedEx SupplyChain Systems (logistics services)
Bongo (cross-border enablement technology and solutions)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx SmartPost (small-parcel consolidator)
GENCO (third-party logistics)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications and back-office functions)
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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Revenues
FedEx Express segment	$6,656	$6,674	$20,542	$20,123
FedEx Ground segment	3,393	3,031	9,416	8,610
FedEx Freight segment	1,428	1,347	4,622	4,205
FedEx Services segment	370	368	1,138	1,134
Eliminations and other	(131)	(119)	(379)	(344)

	$11,716	$11,301	$35,339	$33,728

Operating Income(1)
FedEx Express segment	$384	$168	$1,237	$798
FedEx Ground segment	558	490	1,568	1,412
FedEx Freight segment	68	35	348	217
Corporate, eliminations and other	(48)	(52)	(191)	(164)

	$962	$641	$2,962	$2,263

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

(7) Commitments

As of February 28, 2015, our purchase commitments under various contracts for the remainder of 2015 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2015 (remainder)	$415	$180	$595
2016	1,249	335	1,584
2017	1,013	186	1,199
2018	1,389	111	1,500
2019	1,033	68	1,101
Thereafter	4,429	111	4,540

Total	$9,528	$991	$10,519

(1)	Primarily equipment, advertising contracts and contributions to our U.S. Pension Plans, which are further described in Note 5.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2015, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $401 million in deposits and progress payments as of February 28, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2015 with the year of expected delivery:

	B767F	B777F	Total
2015 (remainder)	4	—	4
2016	11	2	13
2017	12	—	12
2018	11	2	13
2019	6	2	8
Thereafter	—	12	12

Total	44	18	62

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2015 (remainder)	$82	$411	$493
2016	461	1,628	2,089
2017	400	1,767	2,167
2018	329	1,335	1,664
2019	273	1,149	1,422
Thereafter	550	7,459	8,009

Total	$2,095	$13,749	$15,844

Future minimum lease payments under capital leases were immaterial at February 28, 2015. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 25 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators should be treated as employees, rather than independent contractors.

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

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of these matters settled for immaterial amounts and have received court approval. One of the cases is on appeal with the Court of Appeals for the Eleventh Circuit and one is currently pending in the Eastern District of Arkansas. Two cases in Oregon and one in California were appealed to the Ninth Circuit Court of Appeals, where the court reversed the district court decisions and held that the plaintiffs in California and Oregon were employees as a matter of law and remanded the cases to their respective district courts for further proceedings.

During the first quarter of 2015, we established an accrual for the estimated probable losses in the Oregon and California cases that were required to be recognized pursuant to applicable accounting standards. These amounts were immaterial. Material exposure above the accrued amounts, however, is reasonably possible, and accordingly we have undertaken a process to attempt to estimate a range of reasonably possible losses based on currently available information relating to the cases. This process has included attempting to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible losses in excess of the amounts accrued. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of full-time drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the cases. Further, the range of potential losses could be impacted substantially by future rulings by the courts, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues.

With respect to the matters that are pending outside of California and Oregon, it is reasonably possible that potential loss in some of these lawsuits or changes to the independent contractor status of FedEx Ground’s owner-operators could be material.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

We have undertaken a process to attempt to estimate a range of reasonably possible loss based on currently available information relating to these cases. Similar to our analysis of loss contingency in the California and Oregon cases, this process has included attempting to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. As a consequence of many of the same factors described above, as well as others that are specific to these cases, we are not currently able to estimate a range of reasonably possible loss. We do not believe that a material loss is probable in these matters.

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

City and State of New York Cigarette Suit. On December 30, 2013, the City of New York filed suit against FedEx Express and FedEx Ground arising from our alleged shipments of cigarettes to New York City residents. The claims against FedEx Express were subsequently dismissed. On March 30, 2014, the complaint was amended adding the State of New York as a plaintiff. Beyond the addition of the State as a plaintiff, the amended complaint contains several amplifications of the previous claims. First, the claims now relate to four shippers, none of which continues to ship in our network. Second, the amended complaint contains a count for violation of the Assurance of Compliance (“AOC”) we had previously entered into with the State of New York, claiming that since 2006, FedEx has made shipments of cigarettes to residences in New York in violation of the AOC. Lastly, the amendment contains new theories of Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations. In May 2014, we filed a motion to dismiss almost all of the claims. On November 12, 2014 the City and State of New York filed a separate but almost identical lawsuit that includes two additional shippers. On March 9, the court ruled on our motion to dismiss, granting our motions to limit the applicable statute of limitations to four years and to dismiss a portion of the claims. The court, however, denied our motion to dismiss some of the claims, including the RICO claims. Loss in these lawsuits is reasonably possible, but the amount of any loss is expected to be immaterial.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

In February 2014, FedEx Ground received oral communications from District Attorneys’ Offices (representing California’s county environmental authorities) and the California Attorney General’s Office (representing the California Division of Toxic Substances Control) that they were seeking civil penalties for alleged violations of the state’s hazardous waste regulations. Specifically, the California environmental authorities alleged that FedEx Ground improperly generates and/or handles, stores and transports hazardous waste from its stations to its hubs in California. In April 2014, FedEx Ground filed a declaratory judgment action in the United States District Court for the Eastern District of California against the Director of the California Division of Toxic Substances Control and the county District Attorneys with whom we have been negotiating. In June 2014, the California Attorney General filed a complaint against FedEx Ground in Sacramento County Superior Court alleging violations of FedEx Ground as described above. The County District Attorneys filed a similar complaint in Sacramento County Superior Court in July 2014. The county and state authorities filed a motion to dismiss FedEx Ground’s declaratory judgment action, and their motion was granted on January 22, 2015. FedEx Ground filed a notice of appeal with the Ninth Circuit Court of Appeals on February 23, 2015. Loss in this matter is reasonably possible, however, the amount of any loss is expected to be immaterial.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2015	2014
Cash payments for:
Interest (net of capitalized interest)	$196	$121

Income taxes	$859	$716
Income tax refunds received	(7)	(50)

Cash tax payments, net	$852	$666

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors (other than FedEx Express) of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $7.0 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 28, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,142	$492	$886	$(42)	$3,478
Receivables, less allowances	1	4,355	1,277	(49)	5,584
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	100	687	123	—	910
Deferred income taxes	—	476	34	—	510

Total current assets	2,243	6,010	2,320	(91)	10,482

PROPERTY AND EQUIPMENT, AT COST	28	40,264	2,360	—	42,652
Less accumulated depreciation and amortization	23	20,973	1,231	—	22,227

Net property and equipment	5	19,291	1,129	—	20,425

INTERCOMPANY RECEIVABLE	—	1,406	1,578	(2,984)	—
GOODWILL	—	1,552	2,253	—	3,805
INVESTMENT IN SUBSIDIARIES	23,736	3,753	—	(27,489)	—
OTHER ASSETS	2,055	856	473	(1,988)	1,396

	$28,039	$32,868	$7,753	$(32,552)	$36,108

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accrued salaries and employee benefits	$35	$1,053	$143	$—	$1,231
Accounts payable	60	1,327	754	(91)	2,050
Accrued expenses	314	1,410	238	—	1,962

Total current liabilities	409	3,790	1,135	(91)	5,243

LONG-TERM DEBT, LESS CURRENT PORTION	6,978	248	2	—	7,228
INTERCOMPANY PAYABLE	2,984	—	—	(2,984)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,294	191	(1,988)	2,497
Other liabilities	1,656	3,229	243	—	5,128

Total other long-term liabilities	1,656	7,523	434	(1,988)	7,625
STOCKHOLDERS’ INVESTMENT	16,012	21,307	6,182	(27,489)	16,012

	$28,039	$32,868	$7,753	$(32,552)	$36,108

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,793	$2,024	$(101)	$11,716

OPERATING EXPENSES:
Salaries and employee benefits	25	3,784	602	—	4,411
Purchased transportation	—	1,527	695	(57)	2,165
Rentals and landing fees	1	597	89	(1)	686
Depreciation and amortization	—	593	59	—	652
Fuel	—	790	20	—	810
Maintenance and repairs	—	468	37	—	505
Intercompany charges, net	(48)	(34)	82	—	—
Other	22	1,231	315	(43)	1,525

	—	8,956	1,899	(101)	10,754

OPERATING INCOME	—	837	125	—	962

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	580	90	—	(670)	—
Interest, net	(66)	6	2	—	(58)
Intercompany charges, net	68	(74)	6	—	—
Other, net	(2)	(4)	11	—	5

INCOME BEFORE INCOME TAXES	580	855	144	(670)	909

Provision for income taxes	—	248	81	—	329

NET INCOME	$580	$607	$63	$(670)	$580

COMPREHENSIVE INCOME	$607	$596	$(75)	$(670)	$458

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,509	$1,876	$(84)	$11,301

OPERATING EXPENSES:
Salaries and employee benefits	24	3,615	528	—	4,167
Purchased transportation	—	1,426	680	(43)	2,063
Rentals and landing fees	1	576	86	(1)	662
Depreciation and amortization	—	601	51	—	652
Fuel	—	1,138	25	—	1,163
Maintenance and repairs	1	406	31	—	438
Intercompany charges, net	(52)	(17)	69	—	—
Other	26	1,234	295	(40)	1,515

	—	8,979	1,765	(84)	10,660

OPERATING INCOME	—	530	111	—	641

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	378	80	—	(458)	—
Interest, net	(45)	4	3	—	(38)
Intercompany charges, net	46	(52)	6	—	—
Other, net	(1)	(9)	1	—	(9)

INCOME BEFORE INCOME TAXES	378	553	121	(458)	594

Provision for income taxes	—	165	51	—	216

NET INCOME	$378	$388	$70	$(458)	$378

COMPREHENSIVE INCOME	$419	$388	$44	$(458)	$393

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$29,488	$6,136	$(285)	$35,339

OPERATING EXPENSES:
Salaries and employee benefits	78	11,119	1,707	—	12,904
Purchased transportation	—	4,381	2,170	(147)	6,404
Rentals and landing fees	4	1,746	263	(4)	2,009
Depreciation and amortization	1	1,783	170	—	1,954
Fuel	—	2,913	69	—	2,982
Maintenance and repairs	—	1,497	107	—	1,604
Intercompany charges, net	(191)	(82)	273	—	—
Other	108	3,635	911	(134)	4,520

	—	26,992	5,670	(285)	32,377

OPERATING INCOME	—	2,496	466	—	2,962

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,802	291	—	(2,093)	—
Interest, net	(172)	15	4	—	(153)
Intercompany charges, net	176	(192)	16	—	—
Other, net	(4)	(5)	17	—	8

INCOME BEFORE INCOME TAXES	1,802	2,605	503	(2,093)	2,817

Provision for income taxes	—	836	179	—	1,015

NET INCOME	$1,802	$1,769	$324	$(2,093)	$1,802

COMPREHENSIVE INCOME	$1,883	$1,733	$64	$(2,093)	$1,587

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$28,184	$5,796	$(252)	$33,728

OPERATING EXPENSES:
Salaries and employee benefits	79	10,697	1,616	—	12,392
Purchased transportation	—	4,008	2,092	(118)	5,982
Rentals and landing fees	4	1,697	253	(4)	1,950
Depreciation and amortization	1	1,785	152	—	1,938
Fuel	—	3,330	73	—	3,403
Maintenance and repairs	1	1,302	94	—	1,397
Intercompany charges, net	(163)	(47)	210	—	—
Other	78	3,559	896	(130)	4,403

	—	26,331	5,386	(252)	31,465

OPERATING INCOME	—	1,853	410	—	2,263

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,367	323	—	(1,690)	—
Interest, net	(114)	14	5	—	(95)
Intercompany charges, net	117	(134)	17	—	—
Other, net	(3)	(14)	1	—	(16)

INCOME BEFORE INCOME TAXES	1,367	2,042	433	(1,690)	2,152

Provision for income taxes	—	648	137	—	785

NET INCOME	$1,367	$1,394	$296	$(1,690)	$1,367

COMPREHENSIVE INCOME	$1,487	$1,401	$235	$(1,690)	$1,433

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(460)	$3,443	$382	$108	$3,473

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,849)	(119)	—	(2,969)
Business acquisitions, net of cash acquired	(1,429)	—	—	—	(1,429)
Proceeds from asset dispositions and other	—	35	(19)	—	16

CASH USED IN INVESTING ACTIVITIES	(1,430)	(2,814)	(138)	—	(4,382)

FINANCING ACTIVITIES
Net transfers from (to) Parent	692	(681)	(11)	—	—
Payment on loan between subsidiaries	—	202	(202)	—	—
Intercompany dividends	—	38	(38)	—	—
Principal payments on debt	—	(1)	—	—	(1)
Proceeds from debt issuance	2,491	—	—	—	2,491
Proceeds from stock issuances	272	—	—	—	272
Excess tax benefit on the exercise of stock options	31	—	—	—	31
Dividends paid	(171)	—	—	—	(171)
Purchase of treasury stock	(1,016)	—	—	—	(1,016)
Other, net	(23)	(105)	105	—	(23)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,276	(547)	(146)	—	1,583

Effect of exchange rate changes on cash	—	(31)	(73)	—	(104)

Net increase in cash and cash equivalents	386	51	25	108	570
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$2,142	$492	$886	$(42)	$3,478

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(104)	$2,386	$341	$(45)	$2,578

INVESTING ACTIVITIES
Capital expenditures	—	(2,342)	(212)	—	(2,554)
Proceeds from asset dispositions and other	—	26	(3)	—	23

CASH USED IN INVESTING ACTIVITIES	—	(2,316)	(215)	—	(2,531)
FINANCING ACTIVITIES
Net transfers from (to) Parent	136	(123)	(13)	—	—
Payment on loan between subsidiaries	—	5	(5)	—	—
Intercompany dividends	—	36	(36)	—	—
Principal payments on debt	(250)	(4)	—	—	(254)
Proceeds from debt issuance	1,997	—	—	—	1,997
Proceeds from stock issuances	462	—	—	—	462
Excess tax benefit on the exercise of stock options	27	—	—	—	27
Dividends paid	(142)	—	—	—	(142)
Purchase of treasury stock	(3,984)	—	—	—	(3,984)
Other, net	(18)	—	—	—	(18)

CASH USED IN FINANCING ACTIVITIES	(1,772)	(86)	(54)	—	(1,912)

Effect of exchange rate changes on cash	—	(9)	(1)	—	(10)

Net (decrease) increase in cash and cash equivalents	(1,876)	(25)	71	(45)	(1,875)
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$2,016	$380	$788	$(142)	$3,042

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended not presented herein, and in our report dated July 14, 2014 (except for Note 14, as to which the date is January 6, 2015), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

March 19, 2015

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2015	2014	Change		2015	2014	Change

Revenues	$11,716	$11,301	4		$35,339	$33,728	5

Operating income	962	641	50		2,962	2,263	31

Operating margin	8.2%	5.7%	250	bp	8.4%	6.7%	170	bp

Net income	$580	$378	53		$1,802	$1,367	32

Diluted earnings per share	$2.01	$1.23	63		$6.25	$4.34	44

The following table shows changes in revenues and operating income by reportable segment for the periods ended February 28, 2015 compared to February 28, 2014 (dollars in millions):

	Change in Revenues		Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$(18)	$419	$216	$439
FedEx Ground segment	362	806	68	156
FedEx Freight segment	81	417	33	131
FedEx Services segment	2	4	—	—
Corporate, eliminations and other	(12)	(35)	4	(27)

	$415	$1,611	$321	$699

Overview

Our earnings for the third quarter and nine months of 2015 increased significantly due to the strong performance of each of our transportation segments. Higher volumes across all of our transportation segments and improved yields at FedEx Ground and FedEx Freight were key drivers of our results. In addition, earnings growth was driven by the positive net impact of fuel, benefits from our profit improvement program commenced in 2013, a lower year-over-year impact from severe winter weather and reduced pension expense. Our results for the third quarter of 2015 include higher incentive compensation accruals and in the nine months of 2015, higher maintenance expense primarily due to the timing of aircraft maintenance events at FedEx Express.

Treasury stock repurchases had a $0.11 year-over-year positive impact on the third quarter earnings per diluted share and a $0.42 impact on the nine months of 2015 earnings per diluted share.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,800
2,700
2,600
2,500
2,701
2,598
2,584
2,695
2,798
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015

FedEx Express
International(1)
Average Daily Package Volume
1,000
800
600
400
200
780
813
816
917
831
567
589
579
604
573
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015
International export
International domestic

FedEx Ground
Average Daily Package Volume
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
4,817
4,597
4,576
4,845
5,136
2,529
1,920
1,880
2,122
2,360
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015
FedEx Ground
FedEx SmartPost

FedEx Freight
Average Daily LTL Shipments
80.0
70.0
60.0
50.0
40.0
30.0
20.0
59.5
67.0
69.0
70.1
62.0
26.3
28.7
29.1
29.3
26.8
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
12,500
12,000
11,500
11,000
10,500
10,000
9,500
9,000
11,394
10,517
10,435
11,183
11,698
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$17.07
$17.73
$17.49
$17.31
$16.68
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$58.30
$60.52
$59.38
$59.04
$56.01
$7.05
$7.10
$7.10
$6.63
$6.28
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$10.00
$8.00
$6.00
$4.00
$2.00
$-
$9.04
$9.41
$9.33
$9.18
$9.32
$1.82
$1.88
$1.84
$1.90
$1.97
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015
FedEx Ground
FedEx SmartPost

FedEx Freight
LTL Revenue per Shipment
$280.00
$260.00
$240.00
$220.00
$200.00
$257.74
$260.71
$265.42
$265.46
$265.66
$224.63
$225.29
$228.07
$228.62
$231.92
Q3 2014
Q4 2014
Q1 2015
Q2 2015
Q3 2015
Priority
Economy

Revenue

Revenues increased 4% in the third quarter due to improved performance at our FedEx Ground and FedEx Freight segments and 5% in the nine months of 2015 due to improved performance at all our transportation segments. At FedEx Ground, revenues increased 12% in the third quarter and 9% in the nine months of 2015 due to higher volume from continued growth in both our commercial business and FedEx Home Delivery service, as well as increased yields. At FedEx Freight, revenues increased 6% in the third quarter and 10% in the nine months of 2015 primarily due to higher average daily shipments and revenue per shipment. Revenues at FedEx Express declined slightly in the third quarter due to the negative impact of lower fuel surcharges, which were partially offset by higher U.S. and international export volumes. FedEx Express revenues increased 2% during the nine months of 2015 due to U.S. and international export volume growth, which were partially offset by lower fuel surcharges.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	$4,411	$4,167	$12,904	$12,392
Purchased transportation	2,165	2,063	6,404	5,982
Rentals and landing fees	686	662	2,009	1,950
Depreciation and amortization	652	652	1,954	1,938
Fuel	810	1,163	2,982	3,403
Maintenance and repairs	505	438	1,604	1,397
Other	1,525	1,515	4,520	4,403

Total operating expenses	$10,754	$10,660	$32,377	$31,465

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	37.6%	36.9%	36.5%	36.7%
Purchased transportation	18.5	18.2	18.1	17.7
Rentals and landing fees	5.9	5.8	5.7	5.8
Depreciation and amortization	5.6	5.8	5.5	5.8
Fuel	6.9	10.3	8.4	10.1
Maintenance and repairs	4.3	3.9	4.6	4.1
Other	13.0	13.4	12.8	13.1

Total operating expenses	91.8	94.3	91.6	93.3

Operating margin	8.2%	5.7%	8.4%	6.7%

Operating expenses grew during the third quarter and nine months of 2015 primarily due to volume-related growth in salaries and employee benefits and purchased transportation expenses, higher incentive compensation accruals and in the nine months of 2015, higher maintenance and repairs expense. However, operating margin expanded due to revenue growth, a significant benefit from the net impact of fuel (as further described below), benefits from our profit improvement program, which we commenced in 2013, a lower year-over-year impact from severe winter weather and reduced pension expense.

Operating expenses included an increase in salaries and employee benefits expense of 6% in the third quarter and 4% in the nine months of 2015 due to additional staffing to support volume growth and higher incentive compensation accruals, partially offset by the positive impact of our voluntary buyout program and lower pension expense. Purchased transportation costs increased 5% in the third quarter due to volume growth and higher service provider rates at FedEx Ground and 7% in the nine months of 2015 due to volume growth and higher service provider rates at FedEx Ground and FedEx Freight. The timing of aircraft maintenance events at FedEx Express primarily drove an increase in maintenance and repairs expense of 15% in the third quarter and nine months of 2015.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 30% in the third quarter and 12% in the nine months of 2015 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we primarily consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarter and nine months of 2015 and 2014 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in February 2015 was set based on December 2014 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. On February 2, 2015, we updated the tables used to determine our fuel surcharges at FedEx Express, FedEx Ground and FedEx Freight.

The net impact of fuel had a significant benefit in the third quarter and nine months of 2015 to operating income. This was driven by decreased fuel prices during the third quarter and nine months of 2015 versus prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

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

Income Taxes

Our effective tax rate was 36.2% for the third quarter of 2015 and 36.0% for the nine months of 2015, compared with 36.4% in the third quarter and 36.5% in the nine months of 2014. The tax rates in 2015 have decreased primarily due to discrete tax benefits related to changes in valuation allowances required in certain entities and jurisdictions. For 2015, we expect an effective tax rate between 36.0% and 36.5%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2011 are concluded, and we are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of February 28, 2015, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2014.

Business Acquisitions

During the third quarter of 2015, we acquired two businesses, expanding our portfolio in e-commerce and supply chain solutions. On January 30, 2015, we acquired GENCO Distribution System, Inc. (“GENCO”), one of the largest third-party logistics providers in North America, for $1.4 billion, which was funded using a portion of the proceeds from our January 2015 debt issuance. The financial results of this business are included in the FedEx Ground segment from the date of acquisition.

In addition, on December 16, 2014, FedEx acquired Bongo International, LLC (“Bongo”), a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this acquired business are included in the FedEx Express segment from the date of acquisition.

These acquisitions will allow us to enter new markets, as well as strengthen our current service offerings to existing customers. The financial results of these acquired businesses were immaterial to our results for the third quarter of 2015. See Note 1 of the accompanying unaudited financial statements for further discussion of these acquisitions.

Outlook

We expect revenue and earnings growth to continue into the fourth quarter of 2015, driven by ongoing improvements in the results of all of our transportation segments. We expect continued moderate global economic growth to drive volume and yield improvements. Our results in 2015 will continue to benefit from execution of the profit improvement programs announced in 2013 and which are further described in our Annual Report. Our results for the fourth quarter of 2015 will also benefit from lower pension expense due to strong asset returns in 2014; however, results for 2015 will be constrained by higher accruals for our incentive compensation programs to the extent our financial performance exceeds our business plan objectives. Our expectations for earnings growth in the fourth quarter of 2015 are dependent on key external factors, including fuel prices and the pace of improvement in the global economy.

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

On March 16, 2015, we announced that our FedEx SmartPost business will be merged into FedEx Ground effective September 1, 2015. The FedEx SmartPost service remains an important component of our service offerings and this internal structural change will enhance our ability to leverage the strengths of both the FedEx Ground and FedEx SmartPost networks to maximize operational efficiencies and will provide greater flexibility to meeting the needs of our e-commerce customers. There will be no personnel reductions associated with this merger and the estimated cost of the merger activities is immaterial to our results.

See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (air and ocean freight forwarding and customs brokerage)
FedEx SupplyChain Systems (logistics services)
Bongo (cross-border enablement technology and solutions)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx SmartPost (small-parcel consolidator)
GENCO (third-party logistics)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications and back-office functions)
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

During the first quarter of 2015, we ceased allocating to our transportation segments the costs associated with our corporate headquarters division. These costs included services related to general oversight functions, including executive officers and certain legal and finance functions. This change allows for additional transparency and improved management of our corporate oversight costs. These costs were previously included in the operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments. These costs are included in “Corporate, eliminations and other” in our segment reporting and reconciliations. Prior year amounts have been revised to conform to the current year segment presentation. The increase in these unallocated costs in the nine months of 2015 from the prior year was driven by a legal contingency reserve recorded in the first quarter of 2015 associated with the multi-district litigation matters described in Note 8.

See Note 6 of the accompanying unaudited condensed consolidated financial statements and our Annual Report for more information.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. On December 16, 2014, we acquired Bongo, a leader in cross-border enablement technologies. Bongo’s financial results are included in the following table from the date of acquisition. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues:
Package:
U.S. overnight box	$1,653	$1,643	1		$5,040	$4,852	4
U.S. overnight envelope	392	393	—		1,207	1,210	—
U.S. deferred	895	869	3		2,524	2,369	7

Total U.S. domestic package revenue	2,940	2,905	1		8,771	8,431	4

International priority	1,463	1,542	(5)		4,742	4,760	—
International economy	560	540	4		1,729	1,639	5

Total international export package revenue	2,023	2,082	(3)		6,471	6,399	1

International domestic(1)	328	347	(5)		1,082	1,077	—

Total package revenue	5,291	5,334	(1)		16,324	15,907	3
Freight:
U.S.	580	577	1		1,745	1,786	(2)
International priority	375	379	(1)		1,182	1,184	—
International airfreight	45	48	(6)		133	157	(15)

Total freight revenue	1,000	1,004	—		3,060	3,127	(2)
Other(2)	365	336	9		1,158	1,089	6

Total revenues	6,656	6,674	—		20,542	20,123	2
Operating expenses:
Salaries and employee benefits	2,580	2,509	3		7,596	7,418	2
Purchased transportation	614	608	1		1,942	1,876	4
Rentals and landing fees	436	432	1		1,284	1,273	1
Depreciation and amortization	364	374	(3)		1,106	1,116	(1)
Fuel	697	1,010	(31)		2,573	2,952	(13)
Maintenance and repairs	324	273	19		1,060	888	19
Intercompany charges(3)	461	474	(3)		1,363	1,413	(4)
Other	796	826	(4)		2,381	2,389	—

Total operating expenses(3)	6,272	6,506	(4)		19,305	19,325	—

Operating income(3)	$384	$168	129		$1,237	$798	55

Operating margin(3)	5.8%	2.5%	330	bp	6.0%	4.0%	200	bp

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	38.8%	37.6%	37.0%	36.9%
Purchased transportation	9.2	9.1	9.5	9.3
Rentals and landing fees	6.5	6.5	6.2	6.3
Depreciation and amortization	5.5	5.6	5.4	5.5
Fuel	10.5	15.1	12.5	14.7
Maintenance and repairs	4.9	4.1	5.2	4.4
Intercompany charges(3)	6.9	7.1	6.6	7.0
Other	11.9	12.4	11.6	11.9

Total operating expenses(3)	94.2	97.5	94.0	96.0

Operating margin(3)	5.8%	2.5%	6.0%	4.0%

(1)	International domestic revenues represent our international intra-country express operations.
(2)	Includes FedEx Trade Networks, FedEx SupplyChain Systems and Bongo.
(3)	Prior year amounts have been revised to the current year segment presentation regarding the allocation of corporate headquarters costs.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2015	2014	Change	2015	2014	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,258	1,202	5	1,243	1,153	8
U.S. overnight envelope	516	515	—	521	538	(3)
U.S. deferred	1,024	984	4	928	871	7

Total U.S. domestic ADV	2,798	2,701	4	2,692	2,562	5

International priority	398	399	—	410	409	—
International economy	175	168	4	175	168	4

Total international export ADV	573	567	1	585	577	1

International domestic(2)	831	780	7	854	822	4

Total ADV	4,202	4,048	4	4,131	3,961	4

Revenue per package (yield):
U.S. overnight box	$20.85	$21.70	(4)	$21.34	$22.15	(4)
U.S. overnight envelope	12.07	12.09	—	12.18	11.84	3
U.S. deferred	13.88	14.01	(1)	14.32	14.31	—
U.S. domestic composite	16.68	17.07	(2)	17.15	17.32	(1)
International priority	58.40	61.38	(5)	60.79	61.30	(1)
International economy	50.60	51.01	(1)	52.03	51.24	2
International export composite	56.01	58.30	(4)	58.17	58.37	—
International domestic(2)	6.28	7.05	(11)	6.67	6.90	(3)
Composite package yield	19.99	20.91	(4)	20.80	21.14	(2)
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,145	8,263	(1)	7,831	7,850	—
International priority	2,823	2,823	—	2,866	2,917	(2)
International airfreight	718	757	(5)	673	839	(20)

Total average daily freight pounds	11,686	11,843	(1)	11,370	11,606	(2)

Revenue per pound (yield):
U.S.	$1.13	$1.11	2	$1.17	$1.20	(3)
International priority	2.11	2.13	(1)	2.17	2.14	1
International airfreight	1.00	1.00	—	1.04	0.98	6
Composite freight yield	1.36	1.35	1	1.42	1.42	—

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations.

FedEx Express Segment Revenues

FedEx Express revenues declined slightly in the third quarter due to the negative impact of lower fuel surcharges and unfavorable exchange rates. These negative impacts were partially offset by increases in U.S. and international export base yields and volumes. Revenues during the nine months of 2015 increased 2% due to U.S. and international export base yield and volume growth, which were partially offset by lower fuel surcharges and unfavorable exchange rates.

U.S. domestic yields decreased in the third quarter and nine months of 2015 due to the negative impact of lower fuel surcharges, which were partially offset by higher rates. The decrease in international export yields in the third quarter and nine months of 2015 was due to the negative impact of lower fuel surcharges and exchange rates and was partially offset by higher rates and weight per package. U.S. domestic volumes increased 4% in the third quarter and 5% in the nine months of 2015 driven by both our overnight and deferred service offerings.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
U.S. Domestic and Outbound Fuel Surcharge:
Low	3.50%	9.00%	3.50%	8.00%
High	6.00	10.00	9.50	10.50
Weighted-average	4.80	9.49	7.62	9.34

International Fuel Surcharges:
Low	0.50	13.00	0.50	12.00
High	15.00	18.50	18.00	19.00
Weighted-average	11.57	16.31	14.49	16.16

On February 2, 2015, FedEx Express updated the tables used to determine fuel surcharges. On September 16, 2014, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin increased in the third quarter and nine months of 2015, driven by U.S. domestic and international export base yield and volume growth, the positive net impact of fuel, benefits associated with our profit improvement program, a lower year-over-year impact from severe winter weather and reduced pension expense. These factors were partially offset by higher maintenance expense and higher incentive compensation accruals.

Within operating expenses, salaries and employee benefits increased 3% in the third quarter and 2% in the nine months of 2015 due to additional staffing to support volume growth and higher incentive compensation accruals, partially offset by the benefits from our voluntary employee severance program and lower pension expense. Maintenance and repairs expense increased 19% in the third quarter and nine months of 2015 primarily due to the timing of aircraft maintenance events. Higher utilization of third-party transportation providers and costs associated with the growth of our freight-forwarding business at FedEx Trade Networks drove an increase in purchased transportation costs of 1% in the third quarter and 4% in the nine months of 2015.

Fuel expense decreased 31% in the third quarter and 13% in the nine months of 2015 due to lower aircraft fuel prices. The net impact of fuel had a significant benefit in the third quarter and nine months of 2015 to operating income. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain service delivery to businesses in the United States and Canada and to nearly 100% of U.S. residences. FedEx SmartPost consolidates high-volume, low-weight, less time-sensitive business-to-consumer packages and utilizes the United States Postal Service (“USPS”) for final delivery. On January 30, 2015, we acquired GENCO, one of the largest third-party logistics providers in North America. GENCO’s financial results are included in the following table from the date of acquisition, which has impacted the year-over-year comparability of revenue and operating expenses. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues:
FedEx Ground	$3,021	$2,751	10		$8,569	$7,858	9
FedEx SmartPost	285	280	2		760	752	1
GENCO	87	—	NM		87	—	NM

Total revenues	3,393	3,031	12		9,416	8,610	9

Operating expenses:
Salaries and employee benefits	565	460	23		1,498	1,319	14
Purchased transportation	1,348	1,253	8		3,765	3,476	8
Rentals	126	105	20		349	299	17
Depreciation and amortization	136	121	12		381	350	9
Fuel	3	7	(57)		9	14	(36)
Maintenance and repairs	61	57	7		174	166	5
Intercompany charges(1)	281	274	3		834	821	2
Other	315	264	19		838	753	11

Total operating expenses(1)	2,835	2,541	12		7,848	7,198	9

Operating income(1)	$558	$490	14		$1,568	$1,412	11

Operating margin(1)	16.4%	16.2%	20	bp	16.7%	16.4%	30	bp

Average daily package volume
FedEx Ground	5,136	4,817	7		4,851	4,584	6
FedEx SmartPost	2,360	2,529	(7)		2,117	2,276	(7)

Revenue per package (yield)
FedEx Ground	$9.32	$9.04	3		$9.28	$9.00	3
FedEx SmartPost	$1.97	$1.82	8		$1.91	$1.76	9

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	16.7%	15.2%	15.9%	15.3%
Purchased transportation	39.7	41.3	40.0	40.4
Rentals	3.7	3.5	3.7	3.5
Depreciation and amortization	4.0	4.0	4.0	4.1
Fuel	0.1	0.2	0.1	0.2
Maintenance and repairs	1.8	1.9	1.8	1.9
Intercompany charges(1)	8.3	9.0	8.9	9.5
Other	9.3	8.7	8.9	8.7

Total operating expenses(1)	83.6	83.8	83.3	83.6

Operating margin(1)	16.4%	16.2%	16.7%	16.4%

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 12% in the third quarter and 9% in the nine months of 2015 due to volume and yield growth at FedEx Ground and yield growth at FedEx SmartPost, partially offset by lower volumes at FedEx SmartPost.

Average daily volume at FedEx Ground increased 7% in the third quarter and 6% in the nine months of 2015 due to continued growth in our commercial business and FedEx Home Delivery service. Yield increased 3% in the third quarter and nine months of 2015 primarily due to rate increases and higher dimensional weight charges.

FedEx SmartPost average daily volume decreased 7% in the third quarter and nine months of 2015 due to the reduction in volume from a major customer. FedEx SmartPost yield increased 8% in the third quarter and 9% in the nine months of 2015 due to rate increases and improved customer mix, partially offset by higher postage costs. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Low	5.50%	6.50%	5.50%	6.50%
High	6.00	6.50	7.00	7.00
Weighted-average	5.85	6.50	6.38	6.61

On February 2, 2015, FedEx Ground updated the tables used to determine fuel surcharges. On September 16, 2014, FedEx Ground and FedEx Home Delivery announced a 4.9% increase in average list price effective January 5, 2015. In addition, as announced in May 2014, FedEx Ground began applying dimensional weight pricing to all shipments effective January 5, 2015. In January 2014, FedEx Ground and FedEx Home Delivery implemented a 4.9% increase in average list price. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 14% in the third quarter and 11% in the nine months of 2015 driven by higher revenue per package and volumes, the positive net impact of fuel, and a lower year-over-year impact from severe winter weather. The increase to operating income was partially offset by higher network expansion costs, as we continue to invest heavily in our FedEx Ground and FedEx SmartPost businesses.

The inclusion of GENCO in the FedEx Ground segment results has impacted the year-over-year comparability of all operating expenses. Along with incremental costs from GENCO, purchased transportation expense increased 8% in the third quarter and nine months of 2015 due to volume growth and higher service provider rates. Additional staffing to support volume growth drove an increase in salaries and employee benefits expense of 23% in the third quarter and 14% in the nine months of 2015. Other expense increased 19% in the third quarter and 11% in the nine months of 2015 primarily due to self-insurance costs and real estate taxes. Network expansion caused rentals expense to increase 20% in the third quarter and 17% in the nine months of 2015. Depreciation and amortization expense increased 12% in the third quarter and 9% in the nine months of 2015 due to network expansion and trailer purchases.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues	$1,428	$1,347	6		$4,622	$4,205	10
Operating expenses:
Salaries and employee benefits	663	598	11		2,005	1,807	11
Purchased transportation	235	231	2		792	715	11
Rentals	33	31	6		96	94	2
Depreciation and amortization	54	58	(7)		170	172	(1)
Fuel	109	146	(25)		399	436	(8)
Maintenance and repairs	49	42	17		148	134	10
Intercompany charges(1)	108	105	3		329	329	—
Other	109	101	8		335	301	11

Total operating expenses(1)	1,360	1,312	4		4,274	3,988	7

Operating income (1)	$68	$35	94		$348	$217	60

Operating margin(1)	4.8%	2.6%	220	bp	7.5%	5.2%	230	bp

Average daily LTL shipments (in thousands)
Priority	62.0	59.5	4		67.1	61.5	9
Economy	26.8	26.3	2		28.4	27.3	4

Total average daily LTL shipments	88.8	85.8	3		95.5	88.8	8

Weight per LTL shipment (lbs)
Priority	1,287	1,280	1		1,262	1,255	1
Economy	1,007	1,002	—		1,010	995	2
Composite weight per LTL shipment	1,203	1,195	1		1,187	1,175	1

LTL revenue per shipment
Priority	$231.92	$224.63	3		$229.43	$222.99	3
Economy	265.66	257.74	3		265.51	257.10	3
Composite LTL revenue per shipment	$242.52	$235.14	3		$240.30	$233.61	3

LTL yield (revenue per hundredweight)
Priority	$18.02	$17.54	3		$18.18	$17.77	2
Economy	26.38	25.71	3		26.29	25.83	2
Composite LTL yield	$20.17	$19.67	3		$20.24	$19.88	2

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	46.4%	44.4%	43.4%	43.0%
Purchased transportation	16.5	17.2	17.1	17.0
Rentals	2.3	2.3	2.1	2.2
Depreciation and amortization	3.8	4.3	3.7	4.1
Fuel	7.6	10.8	8.6	10.4
Maintenance and repairs	3.4	3.1	3.2	3.2
Intercompany charges(1)	7.6	7.8	7.1	7.8
Other	7.6	7.5	7.3	7.1

Total operating expenses(1)	95.2	97.4	92.5	94.8

Operating margin(1)	4.8%	2.6%	7.5%	5.2%

(1)	Prior year amounts have been revised to conform to the current year segment presentation regarding the allocation of corporate headquarters costs.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 6% in the third quarter and 10% in the nine months of 2015 due to higher average daily shipments and revenue per shipment. Average daily LTL shipments increased 3% in the third quarter and 8% in the nine months of 2015 due to higher demand for both of our service offerings. LTL revenue per shipment increased 3% in the third quarter due to higher rates and in the nine months of 2015 due to higher weight per LTL shipment and higher rates.

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Low	20.90%	23.00%	20.90%	22.70%
High	24.60	23.70	26.20	23.70
Weighted-average	22.70	23.20	24.70	23.10

On February 2, 2015, FedEx Freight updated the tables used to determine fuel surcharges. On September 16, 2014, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 5, 2015. In June 2014, FedEx Freight increased its published fuel surcharge indices by three percentage points. In March 2014, FedEx Freight increased certain U.S. and other shipping rates by an average of 3.9%. In July 2013, FedEx Freight increased certain U.S. and other shipping rates by an average of 4.5%.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin increased in the third quarter and nine months of 2015 due to higher LTL revenue per shipment and higher average daily LTL shipments.

Within operating expenses, salaries and employee benefits increased 11% in the third quarter and the nine months of 2015 due to additional staffing to support volume growth and higher incentive compensation accruals. Volume growth and higher service provider rates drove an increase to purchased transportation expense of 11% in the nine months of 2015. Other expense increased 11% in the nine months of 2015 driven partially by higher cargo claims.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.5 billion at February 28, 2015, compared to $2.9 billion at May 31, 2014. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2015	2014
Operating activities:
Net income	$1,802	$1,367
Noncash charges and credits	2,534	2,519
Changes in assets and liabilities	(863)	(1,308)

Cash provided by operating activities	3,473	2,578

Investing activities:
Capital expenditures	(2,969)	(2,554)
Business acquisitions, net of cash acquired	(1,429)	—
Proceeds from asset dispositions and other	16	23

Cash used in investing activities	(4,382)	(2,531)

Financing activities:
Principal payments on debt	(1)	(254)
Proceeds from debt issuances	2,491	1,997
Proceeds from stock issuances	272	462
Dividends paid	(171)	(142)
Purchase of treasury stock, including accelerated share repurchase agreements	(1,016)	(3,984)
Other	8	9

Cash provided by (used in) financing activities	1,583	(1,912)

Effect of exchange rate changes on cash	(104)	(10)

Net increase (decrease) in cash and cash equivalents	$570	$(1,875)

Cash flows from operating activities increased $895 million in the nine months of 2015 primarily due to higher net income and the inclusion in the prior year of payments associated with our voluntary employee buyout program. Capital expenditures during the nine months of 2015 were higher primarily due to increased spending for aircraft at FedEx Express and sort facility expansion at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2015 and 2014.

During the quarter, we issued $2.5 billion of senior unsecured debt under our current shelf registration statement. We utilized the net proceeds to fund our $1.4 billion acquisition of GENCO and the remaining proceeds for working capital and general corporate purposes. See Note 3 of the accompanying unaudited financial statements for further discussion of this debt issuance and Note 1 for discussion of business acquisitions.

In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. It is expected that the additional share authorization will primarily be utilized to offset equity compensation dilution over the next several years. During the third quarter of 2015, we repurchased 400,000 shares of FedEx common stock at an average price of $172 per share for a total of $69 million. As of February 28, 2015, 13.6 million shares remained under the share repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28 (in millions):

					Percent Change 2015/2014
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	2015	2014	2015	2014
Aircraft and related equipment	$472	$308	$1,270	$1,001	53	27
Facilities and sort equipment	294	215	746	545	37	37
Vehicles	184	210	523	634	(12)	(18)
Information and technology investments	59	91	209	253	(35)	(17)
Other equipment	71	40	221	121	78	83

Total capital expenditures	$1,080	$864	$2,969	$2,554	25	16

FedEx Express segment	$569	$472	$1,649	$1,467	21	12
FedEx Ground segment	291	199	794	609	46	30
FedEx Freight segment	147	110	285	250	34	14
FedEx Services segment	73	83	240	228	(12)	5
Other	—	—	1	—	—	NM

Total capital expenditures	$1,080	$864	$2,969	$2,554	25	16

Capital expenditures during the nine months of 2015 were higher than the prior-year period primarily due to increased spending for aircraft at FedEx Express and increased spending for sort facility expansion at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during the nine months of 2015 included the delivery of ten Boeing 767-300 Freighter (“B767F”) and thirteen Boeing 757 (“B757”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure and business acquisition requirements and debt payment obligations. Our cash and cash equivalents balance at February 28, 2015 includes $488 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2015, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.2 billion in 2015 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We invested $1.3 billion in aircraft and aircraft-related equipment in the nine months of 2015 and expect to invest an additional $485 million for aircraft and aircraft-related equipment during the remainder of 2015. In March 2015, we made $165 million in contributions to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. See Note 5 of the accompanying unaudited condensed consolidated financial statements for expected future benefit payments for the remainder of 2015.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. As of February 28, 2015, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings. See Note 3 and our Annual Report for a description of the term and significant covenants of our revolving credit facility.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2015. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2015. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2015(1)	2016	2017	2018	2019	Thereafter	Total
Operating activities:
Operating leases	$493	$2,089	$2,167	$1,664	$1,422	$8,009	$15,844
Non-capital purchase obligations and other	152	333	182	111	68	111	957
Interest on long-term debt	14	325	320	320	320	5,591	6,890
Quarterly contributions to our U.S. Pension Plans	8	—	—	—	—	—	8

Investing activities:
Aircraft and aircraft-related capital commitments	415	1,249	1,013	1,389	1,033	4,429	9,528
Other capital purchase obligations	21	2	4	—	—	—	27

Financing activities:
Debt	—	—	—	—	750	6,490	7,240

Total	$1,103	$3,998	$3,686	$3,484	$3,593	$24,630	$40,494

(1)	Cash obligations for the remainder of 2015.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2015.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($34 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $401 million in deposits and progress payments as of February 28, 2015 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2015, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and website, or data breaches or leakage, including those arising from malware, attempts to penetrate our network or human error, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel price) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•	the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors, rather than employees, and (ii) any related changes to our relationship with these owner-operators;

•	our ability to execute on our profit improvement programs;

•	the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act of 1926, as amended affecting FedEx Express employees), environmental (such as global climate change legislation), information security or postal rules;

•	adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

•	any impact on our business from disruptions or modifications in service by the USPS, which is a significant customer and vendor of FedEx, as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•	changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract became amendable in March 2013, and the parties are currently in negotiations);

•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;

•	governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles and aircraft;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and

•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2015, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2015, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2014; however, this strengthening did not have a material effect on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Dec. 1-31, 2014	200,000	173.22	200,000	13,800,000
Jan. 1-31, 2015	—	—	—	13,800,000
Feb. 1-28, 2015	200,000	171.01	200,000	13,600,000

Total	400,000		400,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on September 29, 2014 and through which we were authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 15 million shares of our common stock. As of March 18, 2015, 13.6 million shares remained authorized for purchase under the September 2014 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of August 8, 2006, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

4.2	Supplemental Indenture No. 6, dated as of January 9, 2015, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.3	Form of 2.300% Note due 2020. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.4	Form of 3.200% Note due 2025. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.5	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.6	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.7	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

10.1	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: March 19, 2015	/s/ JOHN L. MERINO
JOHN L. MERINO CORPORATE VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of August 8, 2006, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

4.2	Supplemental Indenture No. 6, dated as of January 9, 2015, between FedEx Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.3	Form of 2.300% Note due 2020. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.4	Form of 3.200% Note due 2025. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.5	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.6	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

4.7	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference).

10.1	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

E-1

10.4	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2