Form 10-K
period 2015-05-31
FEDEX CORP
filed 2015-07-14
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2014, was approximately $46.8 billion. The Registrant has no non-voting stock.

As of July 10, 2015, 282,430,208 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2015 annual meeting of stockholders to be held on September 28, 2015 are incorporated by reference in response to Part III of this Report.

EXHIBITS

Exhibit Index	E-1

Exhibit 10.75
Exhibit 12
Exhibit 18
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

Overview

FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in four business segments:

•

FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-definite delivery to more than 220 countries and territories, connecting markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc. (“FedEx Trade Networks”), which provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding, FedEx SupplyChain Systems, Inc. (“FedEx SupplyChain Systems”), which offers a range of supply chain solutions, and Bongo International, LLC (“Bongo”), which is a leader in cross-border enablement technology and solutions.

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to any business address in the U.S. and Canada, as well as residential delivery to nearly 100% of U.S. residences through its FedEx Home Delivery service. The FedEx Ground segment also includes FedEx SmartPost, Inc. (“FedEx SmartPost”), which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service (“USPS”) for final delivery to any residential address or PO Box in the U.S., and GENCO Distribution System, Inc. (“GENCO”), which is a leading North American third-party logistics provider.

•

FedEx Freight: FedEx Freight, Inc. (“FedEx Freight”) is a leading U.S. provider of less-than-truckload (“LTL”) freight services across all lengths of haul, offering: FedEx Freight Priority, when speed is critical to meet supply chain needs; and FedEx Freight Economy, when time can be traded for cost savings. The FedEx Freight segment also offers freight delivery service to most points in Canada, Mexico, Puerto Rico and the U.S. Virgin Islands, and includes FedEx Custom Critical, Inc. (“FedEx Custom Critical”), a leading North American provider of time-specific, critical shipment services.

•

FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides our other companies with sales, marketing, information technology, communications and back-office support. The FedEx Services segment also includes FedEx TechConnect, Inc. (“FedEx TechConnect”), which is responsible for customer service, billings and collections for our U.S. customers and offers technical support services, and FedEx Office and Print Services, Inc. (“FedEx Office”), which provides document and business services and retail access to our package transportation businesses.

For financial information concerning our reportable business segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the SEC. The Investor Relations page of our website, http://investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that FedEx posts on its Investor Relations website could be deemed to be material information. FedEx encourages investors, the media and others interested in the company to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

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

We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our website, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipping, pickup, shipment tracking, customer service and invoicing information, as well as FedEx Office services. Similarly, by making one call to FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the service best meeting their needs. Through this one point of contact, customers can select from a broad range of freight services, based on their pickup-and-delivery requirements, time sensitivity and the characteristics of the products being shipped. Also, we have integrated our LTL and parcel sales teams to enhance the effectiveness of our sales efforts and provide additional simplicity for our customers.

We manage our business as a portfolio — in the long-term best interest of the enterprise, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements on achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. We are also focused on increasing returns to our stockholders, as evidenced by the recent increase in our quarterly dividend.

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

Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility and uncertainty have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy. For example, in response to sluggish economic growth, in 2013 we retired from service 10 aircraft and related engines and shortened the depreciable lives of an additional 76 aircraft and related engines. In 2014, we began replacing some of our retired aircraft with the more efficient, lower-emission Boeing 767-300 Freighter aircraft (“B767F”). The B767F is approximately 30% more fuel efficient and has unit operating costs that are more than 20% lower than the MD10 aircraft it is replacing. In 2015, to continue rationalizing capacity and modernizing our aircraft fleet to more effectively serve customers, we retired an additional 15 aircraft and 21 related engines and adjusted the retirement schedule of 23 aircraft and 57 engines.

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

These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity and profitability. To this end, we are investing in long-term strategic projects focused on expanding and modernizing our global networks to accommodate future volume growth and increase customer convenience, such as investments in Boeing 777-300 Freighter (“B777F”) and B767F aircraft. We also continue to broaden and more effectively bundle our portfolio of services in response to the needs and desires of our customers. For example, during 2015, we:

•

Entered into an agreement to acquire TNT Express N.V. (“TNT Express”), which will allow us to more quickly broaden our portfolio of international transportation solutions to take advantage of market trends, especially the continuing growth in e-commerce.

•

Made the strategic acquisition of Bongo, a leader in cross-border enablement technologies and solutions, which has capabilities that complement and expand the FedEx portfolio of offerings important to the rapidly growing global e-commerce market.

•	Made the strategic acquisition of GENCO, a leading North American third-party logistics provider, allowing us to expand our service offerings in the growing e-commerce marketplace.

•	Continued to reduce transit times and provide a better pickup experience within FedEx Ground’s growing and highly profitable network.

•

Launched FedEx Global Returns, a shipping solution designed to simplify the worldwide returns process via FedEx Express and FedEx Ground, enhancing customers’ ability to manage their returns through editable return labels, customs documents and flexible return destinations.

•

Marked significant milestones in our FedEx Express European business, including 30 years of service in the German market, the successful integration of Opek Sp. z o.o. in Poland, which was acquired in 2012, and expansion into the Nordic market through a new facility that is being built at Copenhagen Airport, Denmark, which will serve as a gateway for inbound and outbound shipments for Denmark, Finland, Norway and Sweden.

•

Enhanced service offerings at FedEx Office through: FedEx Pack Plus, an in-store packing solution where specially trained FedEx Office pack and ship professionals can help pack items that will not fit into typical boxes; and the expansion of the range of professional print products available for commercial customers, and small businesses and consumers through FedEx Office retail locations.

Profit Improvement Initiatives

During 2013, we saw challenging global economic conditions — particularly for FedEx Express — as ongoing shifts from priority to deferred shipping services significantly impacted profitability. In response to these trends, in 2013 we announced programs targeting annual profitability improvement of $1.6 billion. Our plans position FedEx Express to exit 2016 with a run rate of $1.6 billion of additional operating profit from the then 2013 base business. Our profit improvement programs include multiple initiatives, primarily across FedEx Express and FedEx Services, that are reducing our overall cost structure and enhancing the quality of our revenue.

In 2015 we made substantial progress in achieving our profit improvement goals. The FedEx Express segment has improved operating income by approximately 70% from 2013 with essentially flat revenue during the three-year period. FedEx Services has reduced its total expenses while investing in major information technology transformation projects. In addition, our incentive compensation programs have been gradually reinstated so that 2016 business plan objectives represent more fully funded compensation targets.

During 2014, we completed a voluntary program offering cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 3,600 employees left the company.

We are also streamlining support functions and eliminating redundant systems and processes. At the same time, in addition to modernizing our air fleet, we are transforming our U.S. domestic express network by closing and realigning regional and district facilities, reorganizing pickup-and-delivery operations while maintaining our outstanding service levels, improving flight and crew scheduling, refining aircraft maintenance processes and improving fuel efficiency of our vehicle fleet.

Internationally, we are working to improve the quality of our international revenue as customers continue to make more economical choices in a low-growth global economy by moving the linehaul of certain slower-moving shipments to third-party transportation providers and better leveraging capacity within the FedEx Express international network through, for example, the reduction of flights to and from Asia. Recent international acquisitions will also help drive increases in international domestic revenues. Lastly, we are improving revenue quality by adding value for our customers with innovative and market-leading solutions, adding services for vertical industries, including healthcare and aerospace, and expanding our e-commerce service offerings. Our way forward is clear, as we continue to make FedEx an even leaner, more efficient business.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2015, FedEx ranked 12th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 14th consecutive year we have been ranked in the top 20 on the list. Additionally, FedEx ranked 17th on the Reputation Institute’s 2015 “Most Reputable Companies in the U.S.” list, which measures the corporate reputations of the largest U.S. companies based on consumers’ trust, esteem, admiration and good feeling towards a company. Lastly, in 2015 FedEx was again listed on Corporate Responsibility Magazine’s “100 Best Corporate Citizens” list.

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

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For instance, for the past four years, since its inaugural release, FedEx Express was named as one of the top global companies to work for by The Great Place to Work® Institute in its ranking of the World’s Best Multinational Workplaces. In order to even be considered for this honor, a company must appear on at least five national Best Workplaces lists and have at least 5,000 employees worldwide. It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 325,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We have three core focus areas: disaster preparedness, relief and recovery (American Red Cross, Direct Relief and The Salvation Army); pedestrian and road safety (Safe Kids Worldwide, United Nations Road Safety Collaboration and EMBARQ); and sustainability (EMBARQ, the National Fish and Wildlife Foundation and the Arbor Day Foundation,). We support minority access to higher education by funding scholarships, are a major sponsor of the National Civil Rights Museum and also support Teach for America, Junior Achievement and ORBIS International. Additionally, FedEx supports communities throughout the U.S. with an annual United Way employee giving campaign. In the midst of the Ebola outbreak that ravaged West Africa, FedEx teamed with numerous humanitarian organizations and government agencies that were leading the U.S. government’s Ebola response efforts to move much needed medical materials to Monrovia, Liberia, an area heavily affected by the Ebola virus. Similarly, in the wake of the devastating earthquake in Nepal, FedEx worked with disaster relief agencies and committed approximately $1 million in cash, transportation support and a chartered flight to deliver critical medical aid and supplies. For additional information on our community involvement and disaster relief efforts, see http://csr.fedex.com.

The Environment

In furtherance of our commitment to protecting the environment, we have made significant progress over the last several years in an effort to increase FedEx Express vehicle fuel efficiency 30% from a 2005 baseline by 2020 — we have already reached more than 29% cumulative improvement in fuel economy. Having nearly achieved our goal, the company expects to surpass and then revisit the goal in 2016. We also continue with our goal to reduce aircraft emissions by 30% by 2020 on an emissions per available-ton-mile basis, a goal that we increased from 20% in 2012. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by the year 2030. These efforts help us continue to reduce our environmental footprint as evidenced in 2014 when we saved 100 million gallons of jet fuel at FedEx Express and avoided more than 976,000 metric tons of carbon emissions — all while our volumes were up.

We will continue to expand on-site renewable energy generation in our facilities where feasible. To meet our future operational needs, as discussed above, we are adding more fuel-efficient aircraft to our fleet. The use of newer and more fuel-efficient aircraft is reducing our greenhouse gas emissions and airport noise and increasing our jet fuel efficiency. We have an impressive global alternative fuel fleet with over 1,045 alternative fuel vehicles, including hybrid, electric and hydrogen fueled vehicles, among others. We operate eleven solar facilities around the world, which collectively avoided 3,145 metric tons of CO2e emissions in 2014. In addition, ten FedEx Express facilities in the U.S. have received certification in Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings, and six more are being reviewed for certification. FedEx Express has made LEED certification the standard for newly built U.S. facilities. In addition, two FedEx Ground facilities achieved LEED certification in 2014 and FedEx Ground is pursuing certification at three more facilities.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling and the use of copy paper with recycled content, among other environmentally-responsible available choices. In 2014, 98% of paper purchased for use by FedEx Office was third-party-certified as responsibly sourced. We also use FedEx-branded cardboard packaging at FedEx Express and FedEx Ground, which is made from approximately 60% recycled content. One example of our environmentally-responsible activities is the Sustainable Purchasing Leadership Council, a U.S. nonprofit organization that supports and recognizes sustainable procurement of which we are a founding member. We continue to support the Council, contributing to discussions on how to improve sustainable purchasing in the areas of transportation and fuels, fiber- and timber-based products and more. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. The Board has taken significant steps to enhance its accountability to stockholders in recent years. For example, in September 2011, stockholders approved our proposal to amend FedEx’s certificate of incorporation in order to allow holders of 20% or more of FedEx’s common stock the right to call special meetings of stockholders. Additionally, in June 2012, the Board adopted a lead independent director corporate governance structure.

Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, in light of best practices and makes whatever changes are necessary to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which apply to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available in the corporate governance section of the Investor Relations page of our website at http://investors.fedex.com. We will post in the Governance & Citizenship section of the Investor Relations page of our website information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required.

Business Segments

The following describes in more detail the operations of each of our reportable segments:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution over 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network. FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of package and freight, connecting markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 166,000 employees and has approximately 53,000 drop-off locations (including FedEx Office centers), 647 aircraft and approximately 56,000 vehicles and trailers in its integrated global network.

Services

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire U.S. population. FedEx Express offers three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 150 pounds to virtually any U.S. destination. FedEx Express also offers U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market. Additionally, FedEx One Rate gives U.S. customers a simple, predictable flat rate shipping option that is calculated based on the packaging type, service selected and destination.

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority package services provide time-definite delivery within one, two or three business days worldwide. FedEx International Economy package services provide time-definite delivery within five business days worldwide. FedEx International First package services provide time-definite delivery to select postal codes in 20 key global markets, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 90 countries in one or two business days, delivery by 10 a.m. in one business day to Canada and by 11:00 a.m. in one business day to Mexico. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India, Mexico, Brazil, France, Poland and South Africa. In addition, FedEx Express offers comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

We also provide FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Express and FedEx Ground packages en route to their homes, and can choose various delivery options.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Customer-Driven Technology.”

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe, Latin America and Southern Africa. In April 2015, we entered into a conditional agreement to acquire TNT Express, which has express delivery operations in Europe, the Middle East and Africa, Asia-Pacific and the Americas. Following the closing of the acquisition, we anticipate integrating the TNT Express operations with the FedEx Express network. This acquisition will expand our global portfolio, particularly in Europe, lower our costs to serve European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth.

In 2014 we made a strategic move in Southern Africa by acquiring the businesses operated by our service provider in the following seven countries: South Africa, Botswana, Malawi, Mozambique, Namibia, Swaziland and Zambia. These acquisitions, along with our 2013 acquisitions of transportation companies in Poland, France and Brazil and our 2012 acquisition of a Mexican domestic express package delivery company, gives us more robust global transportation networks and added capabilities in important international markets, continues our strategic European, Latin American and African growth plans and are expected to provide important contributions to our long-term growth, productivity and profitability. As part of our European growth strategy, FedEx Express plans to open a new gateway facility in 2016 for inbound and outbound shipments for Denmark, Finland, Norway and Sweden. The building is a milestone for FedEx Express growth in the Nordics region, which has seen the opening of eight new stations since 2011. The facility will give customers better connectivity from the Nordics to Europe and the rest of the world.

Since we began serving mainland China in 1984, we have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Our new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in April 2014, serves as a consolidation point for shipments from northern Asia to the U.S., and operates as an international gateway for customers in western Japan. Additionally, in October 2012, we announced plans to establish a new International Express and Cargo Hub in Shanghai. This new facility, with designated onsite customs clearance, will be located at Shanghai’s Pudong International Airport and is slated for completion in early 2017. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the USPS for the provision of domestic air transportation services to the USPS for its First Class, Priority and Express Mail that runs through September 2020. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (“GXG”) under a separate agreement. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Pricing

FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As announced in September 2014, FedEx Express increased shipping rates by an average of 4.9% for U.S. domestic, U.S. export and U.S. import services, effective January 5, 2015.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for May 2015 was based on the average spot price for jet fuel published for March 2015. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. We routinely review our fuel surcharges and our fuel surcharge methodology. On February 2, 2015, we updated the tables used to determine our fuel surcharges at FedEx Express. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2015 — 6%; 2014 — 9%; and 2013 — 12%. The 2013 percentage reflects certain fuel surcharge reductions that were associated with our 2013 base rate increase. See the “Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

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

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. In some international areas, independent agents (“Global Service Participants”) have been selected to complete deliveries and to pick up packages. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K under the caption “FedEx Express Segment.”

FedEx Office offers retail access to FedEx Express shipping services at all of its U.S. and Canadian retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

Fuel Supplies and Costs

During 2015, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2015	$2,816	5.9%
2014	3,506	7.7
2013	3,683	8.3
2012	3,867	9.1
2011	3,178	8.1

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

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2015, FedEx Express employed approximately 114,000 permanent full-time and approximately 52,000 permanent part-time employees, of which 13% are employed in the Memphis area. FedEx Express’s international employees represent 37% of all employees.

The pilots of FedEx Express, who constitute a small percentage of our total employees, are represented by the Air Line Pilots

Association, International (“ALPA”), and are employed under a collective bargaining agreement. This agreement became amendable in March 2013, and the parties are currently in negotiations. In October 2014, FedEx Express formally requested assistance from the National Mediation Board (“NMB”) to mediate the negotiations and the NMB has been actively mediating the talks since that time. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended (the “RLA”). The conduct of mediated negotiations has no impact on our operations.

Attempts by other labor organizations to organize certain other groups of FedEx Express employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative of FedEx Express employees (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees. Certain of FedEx Express’s non-U.S. employees are unionized. FedEx Express believes its employee relations are excellent.

FedEx Trade Networks

FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. Specifically, FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism (“C-TPAT”) program, and through its WorldTariff subsidiary, publishes customs duty and tax information for over 180 customs areas worldwide. Additionally, FedEx Trade Networks provides customs clearance services for FedEx Express at its major U.S. hub facilities.

As trade throughout the world grows, so does the FedEx Trade Networks solutions portfolio. Value-added services of FedEx Trade Networks include 128 freight forwarding offices in 26 countries and Global Trade Data, an information tool that allows customers to track and manage imports. In addition, in 2015, FedEx Trade Networks strengthened its Latin America trade lane services with enhanced shipping options to meet customer demand. The trade lanes include the following routes: Germany to Mexico, Germany to Brazil, Hong Kong to Mexico and U.S. to Mexico.

FedEx Trade Networks has approximately 5,000 employees and 150 offices in 128 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America and the Middle East. FedEx Trade Networks maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx SupplyChain Systems

FedEx SupplyChain is an integrated logistics provider offering a range of supply chain solutions that leverage FedEx information technology and transportation networks around the world. The company offers services that include critical inventory logistics, transportation management and temperature-controlled transportation through a network of owned and managed resources — all tightly integrated via advanced information technology systems. FedEx SupplyChain also offers expanded visibility and control features, as well as forward stocking locations to support worldwide FedEx Critical Inventory Logistics customers with high-value, critical orders.

Bongo

In December 2014, we acquired Bongo, a leader in cross-border enablement technologies and solutions. Bongo’s capabilities complement and expand the FedEx portfolio of offerings important to international e-commerce. Bongo’s technology and processes provide a comprehensive and integrated end-to-end solution that helps retailers and e-tailers grow by reaching international e-commerce consumers. Bongo’s capabilities include export compliance management, Harmonized System classification, currency conversions, international payment options inclusive of language translation, shopping cart management, duty and tax calculations and credit card fraud protection. Bongo is headquartered in St. Petersburg, Florida, and is a subsidiary of FedEx Trade Networks.

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

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As previously announced, on January 5, 2015, FedEx Ground and FedEx Home Delivery average list prices increased 4.9%.

In addition, as announced in May 2014, FedEx Ground began applying dimensional weight pricing to all shipments effective January 5, 2015. Previously, FedEx Ground applied dimensional weight pricing only to packages measuring three cubic feet or greater. Dimensional weight pricing is a common industry practice that sets the transportation price based on package volume – the amount of space a package occupies in relation to its actual weight.

FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for May 2015 was based on the average diesel fuel price published for March 2015. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. On February 2, 2015, we updated the tables used to determine the fuel surcharges at FedEx Ground. See the “Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 547 facilities, including 33 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 47,000 owner-operated vehicles and approximately 48,000 company-owned trailers. To provide FedEx Home Delivery service, FedEx Ground leverages its existing pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

Advanced automated sorting technology is used to streamline the handling of millions of packages daily. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and Internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services — Customer-Driven Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. and Canadian retail locations. FedEx Ground is also available as a service option at many FedEx Authorized ShipCenters in the U.S.

As of May 31, 2015, FedEx Ground had approximately 62,000 employees. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Henry J. Maier is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS, the USPS and regional delivery carriers.

Independent Contractor Model

Although FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax or other administrative challenges) where the classification of its independent contractors is at issue, the company believes its relationship with its contractors is generally excellent. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 18 of the accompanying consolidated financial statements.

FedEx Ground has made changes to its relationships with the small businesses it contracts with that, among other things, provide incentives for improved service and enhanced regulatory and other compliance by the contractors. For example, FedEx Ground has implemented its Independent Service Provider (“ISP”) model in a number of states. The ISP model requires pickup-and-delivery contractors based in those states to, among other things: (i) assume responsibility for the pickup-and-delivery operations of an entire geographic service area that includes multiple routes, and (ii) negotiate independent agreements with FedEx Ground, rather than agree to a standard contract. To date, FedEx Ground has transitioned to the ISP model in 17 states and is in the process of transitioning to the model in four additional states. Depending on a number of considerations, FedEx Ground may transition to it in other states as well.

In addition, because of state-specific legal and regulatory issues, FedEx Ground only contracts with businesses that (i) are organized as corporations registered and in good standing under applicable state law, and (ii) ensure that their personnel who provide services under an operating agreement with FedEx Ground are treated as their employees. FedEx Ground also has an ongoing nationwide program to incentivize owners who choose to grow their businesses by adding routes. During May 2015, approximately 93% of FedEx Ground’s package volume was delivered by business owners operating multiple routes.

FedEx SmartPost

FedEx SmartPost (a subsidiary of FedEx Ground) is a leading national small-parcel consolidator, which specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages, using the USPS for final delivery to residences. The company picks up shipments from customers (including e-tailers and catalog companies), provides sorting and linehaul services and then delivers the packages to a USPS facility for final delivery by a postal carrier. Through its network of 27 distribution hubs and approximately 9,000 employees, FedEx SmartPost provides delivery to all residential addresses in the U.S., including PO Boxes and military destinations.

On March 16, 2015, we announced that our FedEx SmartPost business will be merged into FedEx Ground effective September 1, 2015. The FedEx SmartPost service remains an important component of our service offerings and this internal structural change will enhance our ability to leverage the strengths of both the FedEx Ground and FedEx SmartPost networks to maximize operational efficiencies and will provide greater flexibility to meeting the needs of our e-commerce customers. There are no planned personnel reductions associated with this merger.

GENCO

On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider. With a comprehensive portfolio of supply chain services, GENCO’s expertise will expand existing FedEx service offerings in the evolving retail and e-commerce markets. GENCO’s infrastructure and supply chain capabilities include reverse logistics, providing triage, test and repair, remarketing and product liquidation solutions. Additionally, GENCO’s breadth of expertise in targeted vertical markets — such as technology, healthcare and retail — aligns with our strategic priorities in these areas. With more than 10,000 employees at approximately 150 facilities, GENCO offers a complete range of product lifecycle logistics® services to customers in the technology, consumer, industrial, retail, and healthcare markets. GENCO is headquartered in Pittsburgh, Pennsylvania. The financial results of this business are included in the FedEx Ground segment from the date of acquisition. GENCO has a small number of employees that are members of unions.

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

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight, FedEx Express and FedEx Ground. These solutions make freight shipping easier and provide customers easy access to their account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the Internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Customers can also process cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and -Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Ship Manager Server and FedEx Web Services. Additionally, FedEx Freight A.M. Delivery offers freight delivery by 10:30 a.m. within and between the U.S. and Canada, backed by a money-back guarantee.

FedEx Freight has an indexed fuel surcharge that applies to certain LTL shipments, which is subject to weekly adjustment based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel. On February 2, 2015, we updated the tables used to determine FedEx Freight fuel surcharges. As previously announced, on January 5, 2015, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

As of May 31, 2015, the FedEx Freight segment was operating approximately 65,000 vehicles and trailers from a network of approximately 370 service centers and had approximately 40,000 employees. Michael L. Ducker is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), Con-way Freight (a subsidiary of Con-way Inc.), UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight (a subsidiary of ArcBest Corporation).

In 2015, the International Brotherhood of Teamsters (“Teamsters”) petitioned for Labor Board elections at sixteen FedEx Freight facilities. The Teamsters lost the vote or withdrew the petition prior to the election at twelve facilities and won the vote at four facilities. With respect to the elections that the Teamsters won, there are three appeals pending and FedEx Freight is considering whether to appeal the other election.

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the U.S., Canada and Mexico. Among its services are Surface Expedite, for exclusive-use and network-based transport of critical shipments and expedited shipments; Air Expedite, which offers an array of air solutions to meet customers’ critical delivery times; White Glove Services, for shipments that require extra care in handling, temperature control or specialized security; and ShipmentWatch, an offering through which FedEx Custom Critical manages SenseAware® devices to track customers’ shipments — by programming the device to the customer’s requirements prior to the shipment, sending the device to the shipper and then proactively monitoring the shipment from pickup to delivery. Service from FedEx Custom Critical is available 24 hours a day, 365 days a year. In addition, its subsidiary FedEx Truckload Brokerage provides freight brokerage solutions within the U.S. and into and out of Canada and Mexico. FedEx Custom

Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments.

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

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2015, the FedEx Services segment had approximately 30,000 employees (including approximately 15,000 at FedEx Office).

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, FedEx ranked No. 6 overall on the 2015 InformationWeek Elite 100 list — a compilation of the top business technology innovators in the U.S.

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

FedEx Mobile is a suite of services available on most web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® devices. The FedEx Mobile website has expanded to more than 220 countries and territories and 26 languages. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location information. FedEx Office has its own iPhone®, iPad® and Android™ apps that allow customers to print directly from their devices to any FedEx Office location in the U.S. or have the order delivered right to their door, while also allowing customers to get account-specific pricing, track print orders or packages, or find the nearest FedEx Office location. FedEx Office self-serve printers give customers even more flexibility by allowing direct USB access to print documents, as well as the ability to retrieve and print documents from customers’ cloud accounts. FedEx also uses wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

FedEx continues to provide customers with innovative solutions. For example, in May 2014 FedEx TechConnect opened a package laboratory providing FedEx Express, FedEx Ground and FedEx Freight customers with free package testing and design services.

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

Information Security

FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’, vendors’ and employees’ privacy, and we strive to provide a safe, secure online environment for our customers. We are committed to compliance with applicable information security laws, regulations and industry standards — including, for example, the Payment Card Industry Data Security Standard, a set of comprehensive requirements for enhancing payment account data security developed by the Payment Card Industry Security Standards Council. For a description of risks related to information security, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

FedEx Office

FedEx Office’s network of digitally-connected locations offers access to copying and digital printing through retail and web-based platforms, signs and graphics, professional finishing, computer rentals, and the full range of FedEx day-definite ground shipping and time-definite global express shipping services. FedEx Office’s network of locations provides convenient access points to FedEx Express and FedEx Ground services for higher margin retail customers. Customers may also have their FedEx Express, FedEx Ground and FedEx Home Delivery packages delivered to any FedEx Office location nationwide by choosing the “Hold at FedEx Location” option when initiating a shipment — or even when a shipment is on its way — free of charge. In addition, in 2014 FedEx Office introduced the FedEx Ship&Get® pilot program, which is a shipping and delivery option available at select retail locations that allows customers to use stand-alone kiosks and lockers that are managed electronically to ship or pick up packages at their convenience.

In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail offerings. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped using FedEx Ground day-definite shipping and time-definite global FedEx Express shipping services, FedEx Office offers a complete “pack-and-ship” solution. In November 2014, FedEx Office rolled out a new packing feature, Pack Plus, which expanded FedEx Office’s packing and shipping capabilities. FedEx Pack Plus offerings include new custom box building capabilities and techniques, a more robust assortment of specialty boxes and additional packing supplies, equipment and tools to serve our customers’ needs.

Almost all FedEx Office locations provide local pickup-and-delivery service for print jobs completed by FedEx Office. A FedEx courier picks up a customer’s print job at the customer’s location and then returns the finished product to the customer. Options and services vary by location. Additionally, through cloud printing with FedEx Office Print Online, customers can upload files from some of the most popular cloud websites including Box, Dropbox and Google Drive™ and then select from a variety of printing options. Customers can choose to pick up their completed order at FedEx Office locations nationwide or have the order delivered right to their door. Customers also have the ability to access these same cloud files through a USB drive or mobile device at self-serve copiers in FedEx Office locations, giving them seamless access to their files across our online and retail channels. Lastly, FedEx SameDay City service is offered in more than 20 markets across the U.S., which allows customers to get their packages across town on the same day with local delivery by FedEx Office uniformed team members in branded FedEx Office delivery vehicles.

As of May 31, 2015, FedEx Office operated approximately 1,800 customer facing centers, including 25 locations in Canada, as well as 31 closed production centers. FedEx Office is headquartered in Dallas, Texas.

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

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. It is reasonably possible that these rules or other future security requirements could impose material costs on us.

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

Environmental. Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency (“EPA”), is authorized to establish standards governing aircraft noise. FedEx Express’s aircraft fleet is in compliance with current noise standards of the federal aviation regulations. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations, which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express’s aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express’s significant markets. Congress’s passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express’s international operations are also subject to noise regulations in certain of the countries in which it operates.

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, in 2015, the EPA issued a proposed finding on GHG emissions from aircraft and its relationships to air pollution. The final finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. Additionally, in 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

Labor. All U.S. employees at FedEx Express are covered by the RLA, while labor relations within the U.S. at our other companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the NMB before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.

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

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 81 through 86 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2015, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft)(1)

Boeing B777F	25	0	25		233,300
Boeing MD11	31	25	56		192,600
Boeing MD10-30	12	1	13		175,900
Boeing MD10-10	36	0	36		137,500
Boeing 767F	18	3	21	(2)	127,100
Airbus A300-600	32	36	68		106,600
Airbus A310-200/300	21	0	21		83,170
Boeing B757-200	119	0	119	(3)	63,000
ATR 72-202/212	21	0	21		17,970
ATR 42-300/320	26	0	26		12,070
Cessna 208B	241	0	241		2,830

Total	582	65	647

(1)	Maximum gross structural payload includes revenue payload and container weight.
(2)	Includes four aircraft not currently in operation and awaiting completion of modification.
(3)	Includes eighteen aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

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

At May 31, 2015, FedEx Express operated approximately 56,000 ground transport vehicles, including pickup-and-delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2015, with the year of expected delivery:

	B767F(1)	B777F(2)	Total

2016	11	2	13
2017	12	—	12
2018	11	2	13
2019	6	2	8
2020	—	3	3
Thereafter	—	9	9

Total	40	18	58

(1)	As of May 31, 2015, our obligation to purchase three of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

(2)	As of May 31, 2015, our obligation to purchase nine of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

As of May 31, 2015, deposits and progress payments of $472 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2015, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour) (1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	784	3,663,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2028

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	448,935	63,000	City of Oakland	2036

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028	(5)

Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025	(6)

International
Anchorage, Alaska(2)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023

Paris, France(3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany(3)	11	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China(4)	155	873,006	64,000	Guangdong Airport Management Corp.	2029

Osaka, Japan(4)	17	425,206	9,000	New Kansai International Airport Co., Ltd.	2024

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express owns or leases 638 facilities for city station operations in the United States. In addition, 606 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2015, FedEx Express had approximately 41,000 Drop Boxes. FedEx Express also has approximately 15,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, FedEx Express had approximately 7,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania area. As of May 31, 2015, FedEx Ground had approximately 48,000 company-owned trailers and owned or leased 547 facilities, including 33 hubs. In addition, approximately 47,000 owner-operated vehicles support FedEx Ground’s business. Of the 357 facilities that support FedEx Home Delivery, 275 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 33 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 383,000 square feet and range in size from 114,000 to 825,500 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices for the FedEx Freight business in Harrison, Arkansas. As of May 31, 2015, the FedEx Freight segment operated approximately 65,000 vehicles and trailers and approximately 370 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 860 to 220,000 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions. FedEx Office’s corporate headquarters are located in Dallas, Texas in leased facilities. As of May 31, 2015, FedEx Office operated approximately 1,800 customer facing centers, including 25 locations in Canada, as well as 31 closed production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and customer facing centers average 3,900 square feet in size. FedEx Services has an agreement with OfficeMax North America, Inc. to offer FedEx Express and FedEx Ground shipping services at OfficeMax retail locations (approximately 800 locations). Additionally, the FedEx Authorized Ship Center program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of approximately 5,500 franchised and independent “pack and ship” retail locations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	70	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	61	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	56	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of First Horizon National Corporation, a financial services holding company.

Name and Office	Age	Positions and Offices Held and Business Experience

Michael L. Ducker President and Chief Executive Officer, FedEx Freight Corporation	61	President and Chief Executive Officer of FedEx Freight Corporation since January 2015; Executive Vice President and Chief Operating Officer and President of International for FedEx Express from December 2009 to January 2015; Executive Vice President and President of International of FedEx Express from December 1999 to December 2009; Senior Vice President of Asia/Pacific of FedEx Express from September 1995 to December 1999; and various management positions in operations at FedEx Express from 1978 to 1995. Mr. Ducker serves as Chairman of the U.S. Chamber of Commerce, and as a director of International Flavors & Fragrances Inc., a global creator of flavors and fragrances used in consumer products.

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	59	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair, Inc., a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Level 3 Communications, Inc., a global communications services company.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	61	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities, Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Name and Office	Age	Positions and Offices Held and Business Experience

Henry J. Maier President and Chief Executive Officer, FedEx Ground	61	President and Chief Executive Officer of FedEx Ground since June 2013; Executive Vice President — Strategic Planning and Communications of FedEx Ground from September 2009 to June 2013; Senior Vice President — Strategic Planning and Communications of FedEx Ground from December 2006 to September 2009; Vice President — Marketing of FedEx Services from March 2000 to December 2006; Vice President — Marketing and Communications of FedEx Ground from June 1999 to March 2000; and various management positions in logistics, sales, marketing and communications with RPS, Inc. and Caliber Logistics, Inc. from 1986 to 1999.

Christine P. Richards Executive Vice President, General Counsel and Secretary	60	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 10, 2015, there were 12,601 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2015
Fourth Quarter	$178.79	$163.60	$0.20
Third Quarter	183.51	163.57	0.20
Second Quarter	179.79	148.37	0.20
First Quarter	155.31	138.30	0.20

Fiscal Year Ended May 31, 2014
Fourth Quarter	$144.85	$130.64	$0.15
Third Quarter	144.39	128.17	0.15
Second Quarter	140.55	106.38	0.15
First Quarter	113.34	94.60	0.15

FedEx also paid a cash dividend on July 2, 2015 ($0.25 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

The following table provides information on FedEx’s repurchases of our common stock during the fourth quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
March 1-31, 2015	50,000	$171.83	50,000	13,550,000
April 1-30, 2015	800,000	169.51	800,000	12,750,000
May 1-31, 2015	550,000	170.74	550,000	12,200,000

Total	1,400,000	170.12	1,400,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on September 29, 2014 and through which we were authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 15 million shares of our common stock. As of July 10, 2015, 11.3 million shares remained authorized for purchase under the September 2014 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2015 is presented on page 143 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 39 through 87 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 142 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2015 thereon, are presented on pages 90 through 141 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 88 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 89 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on September 28, 2015, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on September  28, 2015, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on September 28, 2015, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on September 28, 2015, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2015 and 2014 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on September 28, 2015, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2015 thereon, are listed on pages 37 through 38 and presented on pages 90 through 141 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 14, 2015 thereon, is presented on pages 145 through 146 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-12 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

Dated: July 14, 2015	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2015
Frederick W. Smith

/s/ ALAN B. GRAF, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 14, 2015
Alan B. Graf, Jr.

/s/ JOHN L. MERINO	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 14, 2015
John L. Merino

/s/ JAMES L. BARKSDALE *	Director	July 14, 2015
James L. Barksdale

/s/ JOHN A. EDWARDSON *	Director	July 14, 2015
John A. Edwardson

/s/ MARVIN R. ELLISON *	Director	July 14, 2015
Marvin R. Ellison

/s/ KIMBERLY A. JABAL *	Director	July 14, 2015
Kimberly A. Jabal

/s/ SHIRLEY ANN JACKSON *	Director	July 14, 2015
Shirley Ann Jackson

Signature	Capacity	Date

/s/ GARY W. LOVEMAN *	Director	July 14, 2015
Gary W. Loveman

/s/ R. BRAD MARTIN *	Director	July 14, 2015
R. Brad Martin

/s/ JOSHUA COOPER RAMO *	Director	July 14, 2015
Joshua Cooper Ramo

/s/ SUSAN C. SCHWAB *	Director	July 14, 2015
Susan C. Schwab

/s/ DAVID P. STEINER *	Director	July 14, 2015
David P. Steiner

/s/ PAUL S. WALSH *	Director	July 14, 2015
Paul S. Walsh

*By: /s/ JOHN L. MERINO		July 14, 2015
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

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2015 results compared to 2014 results, and 2014 results compared to 2013 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2016.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2016) for each of our reportable transportation segments.

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

•	We conclude with a discussion of risks and uncertainties that may impact our financial condition and operating results.

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

Our FedEx Services segment provides sales, marketing, information technology, communications and certain back-office support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”), and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”). See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” includes costs predominantly associated with outside service contracts (such as security and facility services), insurance, professional fees, uniforms and advertising.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2015 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Retirement Plans Mark-to-Market Adjustment

On June 12, 2015, we announced a change in our accounting method for recognizing actuarial gains and losses for defined benefit pension and postretirement healthcare benefits. This method of accounting is referred to as “mark-to-market” or MTM accounting. Historically, we have recognized actuarial gains and losses, subject to a corridor, by amortizing them into operating results over the average future service period of active employees in these plans. We have elected to immediately recognize actuarial gains and losses in our consolidated operating results in the year in which the gains and losses occur. This change will provide greater transparency into operating results by more quickly recognizing the effects of economic and interest rate conditions on plan obligations, investments and assumptions. The actuarial gains and losses are measured annually as of May 31 and, accordingly, are recorded during the fourth quarter. In addition, for purposes of calculating the expected return on plan assets, we will no longer use an averaging technique permitted under accounting principles generally accepted in the United States for the market-related value of plan assets but instead will use actual fair value of plan assets. We have applied these changes retrospectively.

Our operating segment results follow internal management reporting, which is used for making operating decisions and assessing performance. Historically, total net periodic benefit cost was allocated to each segment. We will continue to record service cost, interest cost and expected return on plan assets at the business segments. Annual recognition of actuarial gains and losses (the “MTM adjustment”) will be reflected in our segment results only at the corporate level.

Additionally, although the actual asset returns of our funded plans are recognized in each fiscal year through the MTM adjustment, we continue to recognize an expected return on assets (“EROA”) in the determination of net pension cost. At the segment level, we have set our EROA at 6.5% for all periods presented, with an offsetting credit at the corporate level to reflect the consolidated EROA in each period. We have set our consolidated EROA assumption at 6.5% for 2016.

The following tables compare summary operating results and changes in revenues and operating income (dollars in millions, except per share amounts) for the years ended May 31. All amounts have been recast to conform to the current year presentation reflecting the pension accounting changes and allocation of corporate headquarters costs further discussed in this MD&A and Note 1, Note 13 and Note 14 of the accompanying consolidated financial statements:

				Percent Change
	2015	2014	2013	2015/2014		2014/2013
Consolidated revenues	$47,453	$45,567	$44,287	4		3

FedEx Express Segment operating income(1)	1,584	1,428	929	11		54

FedEx Ground Segment operating income(2)	2,172	2,021	1,859	7		9

FedEx Freight Segment operating income(3)	484	351	246	38		43

Corporate, eliminations and other(4)	(2,373)	15	1,400	NM		NM

Consolidated operating income	1,867	3,815	4,434	(51)		(14)

FedEx Express Segment operating margin(1)	5.8%	5.3%	3.4%	50	bp	190	bp

FedEx Ground Segment operating margin(2)	16.7%	17.4%	17.6%	(70	)bp	(20	)bp

FedEx Freight Segment operating margin(3)	7.8%	6.1%	4.6%	170	bp	150	bp

Consolidated operating margin(4)	3.9%	8.4%	10.0%	(450	)bp	(160	)bp

Consolidated net income	$1,050	$2,324	$2,716	(55)		(14)

Diluted earnings per share	$3.65	$7.48	$8.55	(51)		(13)

	Year-over-Year Changes
	Revenues		Operating Income
	2015/2014	2014/2013	2015/2014	2014/2013
FedEx Express segment(1)	$118	$(50)	$156	$499
FedEx Ground segment(2)	1,367	1,039	151	162
FedEx Freight segment(3)	434	356	133	105
FedEx Services segment	9	(44)	—	—
Corporate, eliminations and other(4)	(42)	(21)	(2,388)	(1,385)

	$1,886	$1,280	$(1,948)	$(619)

(1)

FedEx Express segment 2015 expenses include impairment and related charges of $276 million resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. Operating expenses for 2013 include $405 million of direct and allocated business realignment costs and an impairment charge of $100 million resulting from the decision to retire 10 aircraft and related engines.

(2)	FedEx Ground segment 2013 operating expenses include $105 million of allocated business realignment costs.

(3)	FedEx Freight segment 2013 operating expenses include $50 million of direct and allocated business realignment costs.

(4)

Operating income includes a loss of $2.2 billion in 2015, a loss of $15 million in 2014 and a gain of $1.4 billion in 2013 associated with our mark-to-market pension accounting further discussed in Note 1 of the accompanying consolidated financial statements. Operating income in 2015 also includes a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement, which is further discussed in Note 18 of the accompanying consolidated financial statements.

Overview

Our results for 2015 include a $2.2 billion loss ($1.4 billion, net of tax, or $4.81 per diluted share) associated with our fourth quarter mark-to-market benefit plans adjustment. In addition, we recorded impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share) associated with aircraft and engine retirements at FedEx Express, and a $197 million ($133 million, net of tax, or $0.46 per diluted share) charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement. These items are further described below in this MD&A. While these charges significantly impacted our results, each of our transportation segments had strong performance during 2015. All of our transportation segments experienced higher volumes, coupled with improved yields at FedEx Ground and FedEx Freight. In addition, our results benefited from our profit improvement program commenced in 2013, the positive net impact of fuel, and a lower year-over-year impact from severe winter weather. Our 2015 results include higher maintenance expense, primarily due to the timing of aircraft maintenance events at FedEx Express, and higher incentive compensation accruals, which were not affected by the mark-to-market accounting adoption, the aircraft impairment or the legal reserve adjustment described above.

In 2015, we repurchased an aggregate of $1.3 billion of our common stock through open market purchases. Share repurchases in 2015 had a $0.14 year-over-year positive impact on earnings per diluted share (net of interest expense on debt used to fund a portion of the program). See additional information on the share repurchase program in Note 1 of the accompanying consolidated financial statements.

Our revenues for 2014 increased due to improved performance of all our transportation segments. In addition, our 2014 results benefited from our voluntary employee severance program and reduced variable incentive compensation, partially offset by the significant negative net impact of fuel, an estimated $70 million year-over-year negative impact of severe weather and one fewer operating day. Our year-over-year earnings comparisons benefited from the inclusion in 2013 results of business realignment costs and an aircraft impairment charge.

In 2014, we repurchased an aggregate of $4.9 billion of our common stock through open market purchases and through accelerated share repurchase (“ASR”) agreements with two banks. Share repurchases in 2014 had a modest positive impact on earnings per diluted share. See additional information on the share repurchase program in Note 1 of the accompanying consolidated financial statements.

In 2013, we incurred a noncash pre-tax mark-to-market gain of $1.4 billion from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities, which resulted in a positive impact to our earnings of $2.63 per diluted share. In addition, we recorded business realignment costs of $560 million, primarily related to our voluntary cash buyout program, and we retired from service 10 aircraft and related engines, which resulted in a noncash asset impairment charge of $100 million. These items negatively impacted our earnings by $1.31 per diluted share.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$17.12
$17.33
$17.42
$17.13
2012
2013
2014
2015

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$60.83
$58.72
$58.92
$57.50
$6.74
$6.99
$6.95
$6.49
2012
2013
2014
2015
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$10.00
$8.00
$6.00
$4.00
$2.00
$-
$8.77
$8.94
$9.10
$9.37
$1.81
$1.77
$1.78
$1.93
2012
2013
2014
2015
FedEx Ground
FedEx SmartPost

FedEx Freight
LTL Revenue per Shipment
$250.00
$240.00
$230.00
$220.00
$226.24
$231.52
$234.23
$240.09
2012
2013
2014
2015

Revenue

Revenues increased 4% in 2015 due to improved performance at all our transportation segments. At FedEx Ground, revenues increased 12% in 2015 due to higher volume from continued growth in both our FedEx Home Delivery service and commercial business, the inclusion of GENCO Distribution System, Inc. (“GENCO”) results from the date of acquisition and increased yields. At FedEx Freight, revenues increased 8% in 2015 primarily due to higher average daily shipments and revenue per shipment. Revenues at FedEx Express were flat during 2015 due to U.S. domestic and international package volume growth, which were offset by lower fuel surcharges and the negative impact of exchange rates.

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

Retirement Plans MTM Adjustments

We incurred noncash pre-tax mark-to-market losses of $2.2 billion in 2015 ($1.4 billion, net of tax, or $4.81 per diluted share) and $15 million in 2014 ($9 million, net of tax, or $0.03 per diluted share) and a $1.4 billion gain in 2013 ($835 million, net of tax, or $2.63 per diluted share) from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. For more information see further discussion in the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Business Realignment, Impairment and Other Charges

In May 2015, we made the decision to retire from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines and related parts, and adjusted the retirement schedule of an additional 23 aircraft and 57 engines. As a consequence of this decision, impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share), of which $246 million was noncash, were recorded in the fourth quarter. The decision to permanently retire these aircraft and engines aligns with FedEx Express’s plans to rationalize capacity and modernize its aircraft fleet to more effectively serve its customers. These combined changes will not have a material impact on our near-term depreciation expense.

In 2013, we recorded business realignment costs of $560 million, primarily related to our voluntary cash buyout program. Furthermore, in 2013, we retired from service 10 aircraft and related engines, which resulted in a noncash asset impairment charge of $100 million. These items negatively impacted our earnings by $1.31 per diluted share.

See the “Long-lived Assets” section of our “Critical Accounting Estimates” for additional discussion of our accounting for aircraft retirement decisions.

Legal Reserve Increase

On June 12, 2015, we announced an agreement in principle with the plaintiffs in the FedEx Ground independent contractor litigation that is pending in the United States District Court for the Northern District of California to settle the matter for $228 million. The settlement agreement has been filed with the court for approval. The settlement resolves claims dating back to 2000 that concern a model that FedEx Ground no longer operates. As a consequence, a charge of $197 million ($133 million, net of tax, or $0.46 per diluted share) was recorded in the fourth quarter of 2015 to increase the reserve for this matter to the amount of the settlement. The charge is included in the caption “Other” in our consolidated statements of income. For further information see Note 18 of the accompanying consolidated financial statements.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31, and prior year amounts have been revised to conform to the current year presentation regarding pension accounting changes:

	2015		2014	2013
Operating expenses:
Salaries and employee benefits	$17,110		$16,171	$16,055
Purchased transportation	8,483		8,011	7,272
Rentals and landing fees	2,682		2,622	2,521
Depreciation and amortization	2,611		2,587	2,386
Fuel	3,720		4,557	4,746
Maintenance and repairs	2,099		1,862	1,909
Business realignment, impairment and other charges	276	(1)	—	660	(2)
Retirement plans mark-to-market adjustment	2,190		15	(1,368)
Other	6,415	(3)	5,927	5,672

Total operating expenses	$45,586		$41,752	$39,853

	Percent of Revenue
	2015		2014	2013
Operating expenses:
Salaries and employee benefits	36.1%		35.5%	36.3%
Purchased transportation	17.9		17.6	16.4
Rentals and landing fees	5.7		5.7	5.7
Depreciation and amortization	5.5		5.7	5.4
Fuel	7.8		10.0	10.7
Maintenance and repairs	4.4		4.1	4.3
Business realignment, impairment and other charges	0.6	(1)	—	1.5 (2)
Retirement plans mark-to-market adjustment	4.6		—	(3.1)
Other	13.5	(3)	13.0	12.8

Total operating expenses	96.1		91.6	90.0

Operating margin	3.9%		8.4%	10.0%

(1)	Includes charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines at FedEx Express.

(2)	Includes predominantly severance costs associated with our voluntary buyout program and charges resulting from the decision to retire 10 aircraft and related engines at FedEx Express.

(3)	Includes a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement.

Our operating expenses for 2015 include a $2.2 billion loss ($1.4 billion, net of tax) associated with our mark-to-market pension accounting as described above. In addition, we recorded charges of $276 million ($175 million, net of tax) associated with the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines at FedEx Express, and a $197 million ($133 million, net of tax) charge in the fourth quarter to increase the reserve associated with the settlement of an independent contractor proceeding at FedEx Ground to the amount of the settlement. The settlement is further discussed in this MD&A and Note 18 of the accompanying consolidated financial statements. Our 2015 operating expenses also increased primarily due to volume-related growth in salaries and employee benefits and purchased transportation expenses, higher maintenance and repairs expense and higher incentive compensation accruals. However, operating margin benefited from revenue growth, our profit improvement program, which we commenced in 2013, the net impact of fuel (as further described below) and a lower year-over-year impact from severe winter weather.

Operating expenses included an increase in salaries and employee benefits expense of 6% in 2015 due to the timing of merit increases for many of our employees at FedEx Express, additional staffing to support volume growth and higher incentive compensation accruals. These factors were partially offset by the positive impact of our voluntary buyout program. Other expenses were driven 8% higher in 2015 due to the legal reserve increase discussed above and the inclusion of GENCO results. Purchased transportation costs increased 6% in 2015 due to volume growth and higher service provider rates at FedEx Ground and volume growth, higher utilization and higher service provider rates at FedEx Freight. The timing of aircraft maintenance events at FedEx Express primarily drove an increase in maintenance and repairs expense of 13% in 2015.

Our 2014 operating expenses grew due to the volume-related growth and higher utilization of third-party providers in purchased transportation expense, higher depreciation and amortization expense due to the accelerated depreciation on certain aircraft at FedEx Express (as further described below) and the year-over-year impact of unusually severe weather. These factors were partially offset by the inclusion in 2013 of costs associated with our business realignment program, an aircraft impairment charge, as well as lower fuel expense, one fewer operating day and lower maintenance and repairs expense.

Purchased transportation costs increased 10% in 2014 due to volume growth at FedEx Ground, higher utilization of third-party transportation providers at FedEx Express, including recent business acquisitions at FedEx Express, higher utilization of third-party transportation providers at FedEx Freight and the expansion of our freight-forwarding business at FedEx Trade Networks.

Depreciation and amortization expense increased 8% in 2014 primarily due to accelerated depreciation on certain aircraft scheduled for retirement, and aircraft placed in service at FedEx Express ($74 million). Salaries and employee benefits expense in 2014 increased 1% due to the benefits from our voluntary employee buyout program, lower pension expense, the delayed timing or absence of merit increases for many of our employees and reduced variable incentive compensation. Maintenance and repairs decreased 2% in 2014 due to network adjustments at FedEx Express and the continued modernization of our aircraft fleet, which impacted the timing of certain maintenance events.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense decreased 18% during 2015 primarily due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2015, 2014 and 2013 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in May 2015 was set based on March 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

The net impact of fuel had a significant benefit to operating income in 2015. This was driven by decreased fuel prices during 2015 versus the prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

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

Fuel expense decreased 4% during 2014 primarily due to lower average price per gallon of jet fuel and lower aircraft fuel usage. The net impact of fuel had a significant negative impact on operating income in 2014. This was driven by decreased fuel surcharge revenue during 2014 versus prior year, which was slightly offset by the year-over-year decrease in fuel prices.

Interest Expense

Interest expense increased $75 million in 2015 primarily due to increased interest expense from our January 2015 debt offering and 2014 debt issuances. Interest expense increased $78 million in 2014 primarily due to increased interest expense from our January 2014 debt offering, 2013 debt issuances and a reduction in capitalized interest.

Income Taxes

Our effective tax rate was 35.5% in 2015, 36.5% in 2014 and 37.4% in 2013. Due to its effect on income before income taxes, the adoption of MTM accounting reduced our 2015 effective tax rate by 80 basis points and increased our effective tax rates by 20 basis points in 2014 and 100 basis points in 2013. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a benefit of approximately $48 million to our 2015 provision for income taxes. Our cumulative permanently reinvested foreign earnings were $1.9 billion at the end of 2015 and $1.6 billion at the end of 2014.

For 2016, we expect our effective tax rate to be between 36.0% and 37.0% prior to any year-end MTM adjustment. The actual rate, however, will depend on a number of factors, including the amount and source of operating income and the impact of the MTM adjustment.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and our global tax profile can be found in Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

On April 6, 2015, we entered into a conditional agreement to acquire TNT Express N.V. (“TNT Express”) for €4.4 billion (currently, approximately $4.9 billion). This combination is expected to expand our global portfolio, particularly in Europe, lower our costs to serve our European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. This acquisition is expected to be completed in the first half of calendar year 2016. The closing of the acquisition is subject to customary conditions, including obtaining all necessary approvals and competition clearances. We expect to secure all relevant competition approvals.

During 2015, we acquired two businesses, expanding our portfolio in e-commerce and supply chain solutions. On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider, for $1.4 billion, which was funded using a portion of the proceeds from our January 2015 debt issuance. The financial results of this business are included in the FedEx Ground segment from the date of acquisition.

In addition, on December 16, 2014, we acquired Bongo International, LLC (“Bongo”), a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

In 2014, we expanded the international service offerings of FedEx Express by completing our acquisition of the businesses operated by our previous service provider, Supaswift (Pty) Ltd., in seven countries in Southern Africa, for $36 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

In 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million. The financial results of these businesses are included in the FedEx Express segment from their respective date of acquisition.

The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Profit Improvement Programs

During 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services targeting annual profitability improvement of $1.6 billion at FedEx Express. Our plans position FedEx Express to exit 2016 with a run rate of $1.6 billion in additional operating profit from the then 2013 base business. Our ability to achieve the profit improvement target and other benefits from these programs is dependent upon a number of factors, including the health of the global economy and future customer demand.

In 2015 we made substantial progress in achieving our profit improvement goals. FedEx Express has improved operating income by approximately 70% from 2013 with essentially flat revenue during the three-year period. FedEx Services has reduced its total expenses while investing in major information technology transformation projects. In addition, our incentive compensation programs have been gradually reinstated so that 2016 business plan objectives represent more fully funded compensation targets.

During 2014, we completed a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 3,600 employees left the company. We recognized costs of $560 million ($353 million, net of tax, or $1.11 per diluted share) during 2013, which were related primarily to severance when eligible employees accepted their offers. Payments under this program were made at the time of departure and totaled approximately $300 million in 2014 and $180 million in 2013.

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

In addition, see the “Long-lived Assets” section of our “Critical Accounting Estimates” for a discussion of fleet modernization actions taken in 2015 and 2013.

Outlook

We anticipate revenue and earnings growth in 2016, prior to any year-end MTM adjustment, driven by continued improvements in the performance of all of our transportation segments, including the continued execution of the profit improvement programs noted above. We expect continued moderate global economic growth to drive volume and yield improvements. Our expectations for earnings growth in 2016 are dependent on key external factors, including fuel prices and global economic conditions. Our outlook for 2016 does not contemplate any impact from our announced intent to acquire TNT Express, such as integration planning or transaction costs or the operating activities of TNT Express if the transaction is consummated.

Our capital expenditures for 2016 are expected to approximate $4.6 billion for continued expansion of the FedEx Ground network and additional aircraft deliveries in 2016 to support our fleet modernization program at FedEx Express. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investments and are balanced with our outlook for global economic conditions. For additional details on key 2016 capital projects, refer to the “Capital Resources” and “Liquidity Outlook” sections of this MD&A.

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

As described in Note 18 of the accompanying consolidated financial statements, we are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. FedEx Ground anticipates continuing changes to its relationships with its owner-operators. As previously announced, FedEx Ground reached an agreement, which is subject to court approval, to settle an independent contractor case in California, and we accrued a related charge in the fourth quarter of 2015. Additionally, during the first quarter of 2015, we established an accrual for the estimated probable loss in the Oregon cases that was required to be recognized pursuant to applicable accounting standards. With respect to the matters that are pending outside of California and Oregon, the nature, timing and amount of any changes are dependent on the outcome of numerous future events. We cannot reasonably estimate the potential impact of any such changes or a meaningful range of potential outcomes, although they could be material. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business. See Note 18 of the accompanying consolidated financial statements for additional information.

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

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under accounting principles generally accepted in the United States (and International Financial Reporting Standards), which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FedEx Services Segment

FedEx Services (sales, marketing, information technology, communications and back-office functions)

FedEx TechConnect (customer service, technical support, billings and collections)

FedEx Office (document and business services and package acceptance)

FEDEX SERVICES SEGMENT

The operating expenses line item “Intercompany charges” on the accompanying consolidated financial statements of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided.

The FedEx Services segment provides direct and indirect support to our transportation businesses, and we allocate all of the net operating costs of the FedEx Services segment (including the net operating results of FedEx Office) to reflect the full cost of operating our transportation businesses in the results of those segments. Within the FedEx Services segment allocation, the net operating results of FedEx Office, which are an immaterial component of our allocations, are allocated to FedEx Express and FedEx Ground. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

During the fourth quarter of 2015, we changed our method of accounting for our defined benefit pension and postretirement healthcare plans to immediately recognize actuarial gains and losses resulting from the remeasurement of these plans in earnings in the fourth quarter of each fiscal year. This method of accounting is referred to as MTM accounting as described in this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements. FedEx’s segment operating results follow internal management reporting, which is used for making operating decisions and assessing performance. Historically, total net periodic benefit cost was allocated to each segment. We continue to record service cost, interest cost and EROA at the business segments as well as an allocation from FedEx Services of their comparable costs. Annual recognition of actuarial gains and losses will be reflected in our segment results only at the corporate level. Additionally, although the actual asset returns are recognized in each fiscal year through a MTM adjustment, we continue to recognize EROA in the determination of net pension cost. At the segment level, we have set our EROA at 6.5% for all periods presented, which will equal our consolidated EROA assumption for 2016. In fiscal years where the consolidated EROA is greater than 6.5%, that difference is reflected as a credit in “Corporate, eliminations and other.” We have adjusted prior-period segment information to conform to the current period’s presentation to ensure comparability of the segment results across all periods, including comparisons going forward in 2016.

In addition, in 2015, we ceased allocating to our transportation segments the costs associated with our corporate headquarters division. These costs included services related to general oversight functions, including executive officers and certain legal and finance functions as well as our annual MTM adjustment and certain other charges or credits. This change allows for additional transparency and improved management of our corporate oversight costs. These costs were previously included in the operating expenses line item “Intercompany charges” on the accompanying unaudited financial summaries of our transportation segments. These costs are now included in “Corporate, eliminations and other” in our segment reporting and reconciliations. Prior year amounts have been revised to conform to the current year segment presentation. See Note 14 of the accompanying consolidated financial statements for more information. The increase in these unallocated costs in 2015 from the prior year was driven by a loss associated with our MTM adjustment as further discussed in this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements and an increase in legal contingency reserves recorded in the first and fourth quarters of 2015 associated with a legal matter at FedEx Ground described in Note 18 of the accompanying consolidated financial statements.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the years ended May 31, and amounts have been recast to conform to the current year presentation reflecting the pension accounting changes and allocation of corporate headquarters costs further discussed in this MD&A and Note 1, Note 13 and Note 14 of the accompanying consolidated financial statements:

				Percent Change
	2015	2014	2013	2015/2014		2014/2013
Revenues:
Package:
U.S. overnight box	$6,704	$6,555	$6,513	2		1
U.S. overnight envelope	1,629	1,636	1,705	—		(4)
U.S. deferred	3,342	3,188	3,020	5		6

Total U.S. domestic package revenue	11,675	11,379	11,238	3		1
International priority	6,251	6,451	6,586	(3)		(2)
International economy	2,301	2,229	2,046	3		9

Total international export package revenue	8,552	8,680	8,632	(1)		1
International domestic(1)	1,406	1,446	1,398	(3)		3

Total package revenue	21,633	21,505	21,268	1		1
Freight:
U.S.	2,300	2,355	2,562	(2)		(8)
International priority	1,588	1,594	1,678	—		(5)
International airfreight	180	205	276	(12)		(26)

Total freight revenue	4,068	4,154	4,516	(2)		(8)
Other(2)	1,538	1,462	1,387	5		5

Total revenues	27,239	27,121	27,171	—		—
Operating expenses:
Salaries and employee benefits	10,104	9,797	9,835	3		—
Purchased transportation	2,544	2,511	2,331	1		8
Rentals and landing fees	1,693	1,705	1,684	(1)		1
Depreciation and amortization	1,460	1,488	1,350	(2)		10
Fuel	3,199	3,943	4,130	(19)		(5)
Maintenance and repairs	1,357	1,182	1,244	15		(5)
Business realignment, impairment and other charges(3)	276	—	243	NM		NM
Intercompany charges(4)	1,842	1,888	2,215	(2)		(15)
Other	3,180	3,179	3,210	—		(1)

Total operating expenses	25,655	25,693	26,242	—		(2)

Operating income	$1,584	$1,428	$929	11		54

Operating margin	5.8%	5.3%	3.4%	50	bp	190	bp

	Percent of Revenue
	2015	2014	2013
Operating expenses:
Salaries and employee benefits	37.1%	36.1%	36.2%
Purchased transportation	9.3	9.3	8.6
Rentals and landing fees	6.2	6.3	6.2
Depreciation and amortization	5.4	5.5	5.0
Fuel	11.7	14.5	15.2
Maintenance and repairs	5.0	4.4	4.6
Business realignment, impairment and other charges(3)	1.0	—	0.9
Intercompany charges(4)	6.8	6.9	8.1
Other	11.7	11.7	11.8

Total operating expenses	94.2	94.7	96.6

Operating margin	5.8%	5.3%	3.4%

(1)	International domestic revenues represent our international intra-country express operations.

(2)	Includes FedEx Trade Networks, FedEx SupplyChain Systems and Bongo.

(3)

2015 includes $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. 2013 includes $143 million of predominantly severance costs associated with our voluntary buyout program and a $100 million impairment charge resulting from the decision to retire 10 aircraft and related engines.

(4)	Includes allocations of $262 million in 2013 for business realignment costs.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2015	2014	2013	2015/2014	2014/2013
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,240	1,164	1,134	7	3
U.S. overnight envelope	527	538	574	(2)	(6)
U.S. deferred	916	869	835	5	4

Total U.S. domestic ADV	2,683	2,571	2,543	4	1
International priority	410	410	421	—	(3)
International economy	176	170	155	4	10

Total international export ADV	586	580	576	1	1
International domestic(2)	853	819	785	4	4

Total ADV	4,122	3,970	3,904	4	2

Revenue per package (yield):
U.S. overnight box	$21.29	$22.18	$22.52	(4)	(2)
U.S. overnight envelope	12.15	11.97	11.66	2	3
U.S. deferred	14.36	14.44	14.18	(1)	2
U.S. domestic composite	17.13	17.42	17.33	(2)	1
International priority	60.05	61.88	61.28	(3)	1
International economy	51.54	51.75	51.77	—	—
International export composite	57.50	58.92	58.72	(2)	—
International domestic(2)	6.49	6.95	6.99	(7)	(1)
Composite package yield	20.66	21.32	21.36	(3)	—
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,833	7,854	7,612	—	3
International priority	2,887	2,922	3,048	(1)	(4)
International airfreight	684	798	1,066	(14)	(25)

Total average daily freight pounds	11,404	11,574	11,726	(1)	(1)

Revenue per pound (yield):
U.S.	$1.16	$1.18	$1.32	(2)	(11)
International priority	2.17	2.15	2.16	1	—
International airfreight	1.04	1.01	1.01	3	—
Composite freight yield	1.40	1.41	1.51	(1)	(7)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations.

FedEx Express Segment Revenues

FedEx Express total revenues were flat in 2015 as U.S. and international package volume and base yield growth were offset by lower fuel surcharges and unfavorable exchange rates.

U.S. domestic volumes increased 4% in 2015 driven by both our overnight box and deferred service offerings. U.S. domestic yields decreased 2% in 2015 due to the negative impact of lower fuel surcharges, which were partially offset by higher rates. International export volumes grew 1%, driven by a 4% growth in our international economy service offering. The 2% decrease in international export yields in 2015 was due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher rates and weight per package. International domestic revenues declined 3% in 2015 due to the negative impact of unfavorable exchange rates, which were partially offset by a 4% volume increase.

FedEx Express segment revenues were also flat in 2014. Lower fuel surcharges, lower freight revenue, unfavorable exchange rates and one fewer operating day were offset by revenue growth in our U.S. and international export package base business and the growth of our freight-forwarding business at FedEx Trade Networks. In addition, the demand shift from our priority international services to our economy international services dampened revenue growth.

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

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2015	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.50%	8.00%	10.00%
High	9.50	10.50	14.50
Weighted-average	6.34	9.47	11.84

International Fuel Surcharges:
Low	0.50	12.00	12.00
High	18.00	19.00	20.50
Weighted-average	12.80	16.26	17.02

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

FedEx Express Segment Operating Income

Despite flat revenues, FedEx Express operating income and operating margin increased in 2015, driven by U.S. domestic and international package base yield and volume growth, benefits associated with our profit improvement program, the positive net impact of fuel, reduced pension expense, lower international expenses due to currency exchange rates, lower depreciation expense and a lower year-over-year impact from severe winter weather. These factors were partially offset by higher maintenance expense and higher incentive compensation accruals. Additionally, results for 2015 were negatively impacted by $276 million ($175 million, net of tax) of impairment and related charges, of which $246 million was noncash, resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

Within operating expenses, salaries and employee benefits increased 3% in 2015 due to the timing of annual merit increases for many of our employees and higher incentive compensation accruals. These factors were partially offset by the benefits from our voluntary employee severance program and lower pension expense. Maintenance and repairs expense increased 15% in 2015 primarily due to the timing of aircraft maintenance events. Costs associated with the growth of our freight-forwarding business at FedEx Trade Networks drove an increase in purchased transportation costs of 1% in 2015. Depreciation and amortization expense decreased 2% in 2015 driven by the expiration of accelerated depreciation for certain aircraft that were retired from service during the year.

Fuel expense decreased 19% in 2015 due to lower aircraft fuel prices. The net impact of fuel had a significant benefit in 2015 to operating income. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Express operating income and operating margin in 2014 were positively impacted by the inclusion in 2013 of costs associated with our business realignment program and an aircraft impairment charge as discussed above. In addition, FedEx Express results in 2014 benefited from the revenue growth in our U.S. and international export package business, lower pension expense, our voluntary employee severance program and lower maintenance expense. These factors were partially offset by lower freight revenues, a significant negative net impact of fuel and higher depreciation expense. In addition, operating income in 2014 reflects one fewer operating day and the year-over-year negative impact of severe weather.

In 2014, salaries and employee benefits were flat due to lower pension expense, the delayed timing or absence of annual merit increases for many of our employees, benefits from our voluntary employee severance program and lower variable incentive compensation. Intercompany charges decreased 15% in 2014 due to the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services, as well as lower allocated sales and information technology costs. FedEx Express maintenance and repairs costs decreased 5% in 2014 due to network reductions and the benefits from the retirement of aircraft and related engines, as well as the timing of major maintenance events. Purchased transportation costs increased 8% in 2014 due to higher utilization of third-party transportation providers, including recent business acquisitions, and costs associated with the expansion of our freight-forwarding business at FedEx Trade Networks. Depreciation and amortization expense increased 10% during 2014 as a result of $74 million of year-over-year incremental accelerated depreciation due to the shortened life of certain aircraft scheduled for retirement, and aircraft placed into service.

Fuel costs decreased 5% in 2014 due to lower aircraft fuel prices and usage. The net impact of fuel had a significant negative impact on operating income in 2014. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Express Segment Outlook

We expect revenues and earnings to increase at FedEx Express during 2016 primarily due to improved U.S. domestic and international export volume and package yields, as we continue to focus on revenue quality while managing costs. In addition, we expect operating income to improve through the continued execution of our profit improvement programs, including managing network capacity to match customer demand, reducing structural costs, modernizing our fleet and driving productivity increases throughout our U.S. and international operations.

Capital expenditures at FedEx Express are expected to increase in 2016 driven by our aircraft fleet modernization programs, as we add new aircraft that are more reliable, fuel-efficient and technologically advanced and retire older, less-efficient aircraft.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain service delivery to businesses in the U.S. and Canada and to nearly 100% of U.S. residences. FedEx SmartPost consolidates high-volume, low-weight, less time-sensitive business-to-consumer packages and utilizes the United States Postal Service (“USPS”) for final delivery. On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider. GENCO’s financial results are included in the following table from the date of acquisition, which has impacted the year-over-year comparability of revenue and operating expenses. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31, and amounts have been recast to conform to the current year presentation reflecting the pension accounting changes and allocation of corporate headquarters costs further discussed in this MD&A and Note 1, Note 13 and Note 14 of the accompanying consolidated financial statements:

				Percent Change
	2015	2014	2013	2015/2014		2014/2013
Revenues:
FedEx Ground	$11,563	$10,634	$9,652	9		10
FedEx SmartPost	1,005	983	926	2		6
GENCO	416	—	—	NM		NM

Total revenues	12,984	11,617	10,578	12		10
Operating expenses:
Salaries and employee benefits	2,146	1,749	1,577	23		11
Purchased transportation	5,021	4,635	4,191	8		11
Rentals	485	402	331	21		21
Depreciation and amortization	530	468	434	13		8
Fuel	12	17	17	(29)		—
Maintenance and repairs	244	222	190	10		17
Intercompany charges(1)	1,123	1,095	1,086	3		1
Other	1,251	1,008	893	24		13

Total operating expenses	10,812	9,596	8,719	13		10

Operating income	$2,172	$2,021	$1,859	7		9

Operating margin	16.7%	17.4%	17.6%	(70	)bp	(20	)bp

Average daily package volume:
FedEx Ground	4,850	4,588	4,222	6		9
FedEx SmartPost	2,061	2,186	2,058	(6)		6

Revenue per package (yield):
FedEx Ground	$9.37	$9.10	$8.94	3		2
FedEx SmartPost	$1.93	$1.78	$1.77	8		1

	Percent of Revenue
	2015	2014	2013
Operating expenses:
Salaries and employee benefits	16.5%	15.0%	14.9%
Purchased transportation	38.7	39.9	39.6
Rentals	3.7	3.5	3.1
Depreciation and amortization	4.1	4.0	4.1
Fuel	0.1	0.2	0.2
Maintenance and repairs	1.9	1.9	1.8
Intercompany charges(1)	8.7	9.4	10.3
Other	9.6	8.7	8.4

Total operating expenses	83.3	82.6	82.4

Operating margin	16.7%	17.4%	17.6%

(1)	Includes allocations of $105 million in 2013 for business realignment costs.

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 12% in 2015 due to volume and yield growth at FedEx Ground, the inclusion of GENCO results and yield growth at FedEx SmartPost, partially offset by lower volumes at FedEx SmartPost.

Average daily volume at FedEx Ground increased 6% in 2015 due to continued growth in our FedEx Home Delivery service and commercial business. Yield increased 3% in 2015 primarily due to higher dimensional weight charges and rate increases.

FedEx SmartPost average daily volume decreased 6% in 2015 due to the reduction in volume from a major customer. FedEx SmartPost yield increased 8% in 2015 due to rate increases and improved customer mix, partially offset by higher postage costs. FedEx SmartPost yield represents the amount charged to customers net of postage paid to the USPS.

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

	2015	2014	2013
Low	4.50%	6.50%	6.50%
High	7.00	7.00	8.50
Weighted-average	5.90	6.66	7.60

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

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 7% in 2015 driven by higher revenue per package and volumes, the positive net impact of fuel, and a lower year-over-year impact from severe winter weather. The increase to operating income was partially offset by higher network expansion costs, as we continue to invest heavily in our FedEx Ground and FedEx SmartPost businesses. The decline in operating margin for 2015 is primarily attributable to network expansion costs and the inclusion of GENCO results.

The inclusion of GENCO results in the FedEx Ground segment results has impacted the year-over-year comparability of all operating expenses. Including the incremental costs from GENCO, salaries and employee benefits increased 23% driven by additional staffing to support volume growth. Volume growth and higher service provider rates drove purchased transportation expense to increase 8% in 2015. Other expense increased 24% in 2015 primarily due to the addition of GENCO results and higher self-insurance costs. Network expansion caused rentals expense to increase 21% in 2015. Depreciation and amortization expense increased 13% in 2015 due to network expansion and trailer purchases.

FedEx Ground segment operating income increased 9% in 2014 driven by higher volumes and yields. Operating income comparisons were also positively impacted by the inclusion in 2013 of costs associated with our business realignment program. The increase to operating income in 2014 was partially offset by higher network expansion costs, as we continue to invest heavily in the growing FedEx Ground and FedEx SmartPost businesses, and the net negative impact of fuel. In addition, operating income in 2014 was negatively affected by year-over-year impact of unusually severe weather and one fewer operating day. The decline in operating margin for 2014 is primarily attributable to the negative net impact of fuel and network expansion costs. Operating margin in 2014 benefited from the inclusion in 2013 of costs associated with our business realignment program.

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

FedEx Ground Segment Outlook

FedEx Ground segment revenues and operating income are expected to continue to grow in 2016, led by volume growth across all our major services due to market share gains. We also anticipate yield growth to continue in 2016 through yield management programs, including our dimensional weight rating changes. However, the full-year impact of the GENCO acquisition will have a negative impact on FedEx Ground operating margin in 2016 due to integration costs and the impact of intangible asset amortization arising from purchase accounting.

Capital expenditures at FedEx Ground are expected to increase in 2016 as we continue to make investments to grow our highly profitable FedEx Ground network through facility expansions and equipment purchases. The impact of these investments on our cost structure will partially offset earnings growth in 2016.

On March 16, 2015, we announced that our FedEx SmartPost business will be merged into FedEx Ground effective September 1, 2015. The FedEx SmartPost service remains an important component of our service offerings and this internal structural change will enhance our ability to leverage the strengths of both the FedEx Ground and FedEx SmartPost networks to maximize operational efficiencies and will provide greater flexibility to meeting the needs of our e-commerce customers. No personnel reductions associated with this merger are expected, and the estimated cost of the merger activities is immaterial to our results.

Effective June 1, 2015, we will begin recording revenues associated with FedEx SmartPost on a gross basis including postal fees in revenues and expenses, versus our previous net treatment, due to operational changes occurring in 2016 which result in us being the principal in all cases for the FedEx SmartPost service. This change will be prospective as the operational changes did not occur until the beginning of 2016. While we expect this to have a negative impact of approximately 120 basis points on the FedEx Ground operating margin in 2016, it will not impact the total operating income of FedEx Ground.

We will continue to vigorously defend various attacks against our independent contractor model and incur ongoing legal costs as a part of this process. While we believe that FedEx Ground’s owner-operators are properly classified as independent contractors, it is reasonably possible that we could incur additional material losses in connection with one or more of these matters or be required to make material changes to our contractor model. However, we do not believe that any such changes will impair our ability to operate and profitably grow our FedEx Ground business.

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority LTL services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income, operating margin (dollars in millions) and selected statistics for the years ended May 31, and amounts have been recast to conform to the current year presentation reflecting the pension accounting changes and allocation of corporate headquarters costs further discussed in this MD&A and Note 1, Note 13 and Note 14 of the accompanying consolidated financial statements:

				Percent Change
	2015	2014	2013	2015/2014		2014/2013
Revenues	$6,191	$5,757	$5,401	8		7
Operating expenses:
Salaries and employee benefits	2,698	2,442	2,336	10		5
Purchased transportation	1,045	981	865	7		13
Rentals	129	131	118	(2)		11
Depreciation and amortization	230	231	217	—		6
Fuel	508	595	598	(15)		(1)
Maintenance and repairs	201	179	191	12		(6)
Business realignment, impairment and other charges(1)	—	—	3	NM		NM
Intercompany charges(2)	444	431	452	3		(5)
Other	452	416	375	9		11

Total operating expenses	5,707	5,406	5,155	6		5

Operating income	$484	$351	$246	38		43

Operating margin	7.8%	6.1%	4.6%	170	bp	150	bp

Average daily LTL shipments (in thousands)
Priority	66.9	62.9	59.3	6		6
Economy	28.6	27.7	26.4	3		5

Total average daily LTL shipments	95.5	90.6	85.7	5		6

Weight per LTL shipment
Priority	1,272	1,262	1,237	1		2
Economy	1,003	1,000	990	—		1
Composite weight per LTL shipment	1,191	1,182	1,161	1		2

LTL revenue per shipment
Priority	$229.57	$223.61	$220.32	3		1
Economy	264.34	258.05	256.38	2		1
Composite LTL revenue per shipment	$240.09	$234.23	$231.52	3		1

LTL revenue per hundredweight
Priority	$18.05	$17.73	$17.80	2		—
Economy	26.34	25.80	25.90	2		—
Composite LTL revenue per hundredweight	$20.15	$19.82	$19.94	2		(1)

	Percent of Revenue
	2015	2014	2013
Operating expenses:
Salaries and employee benefits	43.6%	42.4%	43.3%
Purchased transportation	16.9	17.1	16.0
Rentals	2.1	2.3	2.2
Depreciation and amortization	3.7	4.0	4.0
Fuel	8.2	10.3	11.1
Maintenance and repairs	3.2	3.1	3.5
Business realignment, impairment and other charges(1)	—	—	—
Intercompany charges(2)	7.2	7.5	8.4
Other	7.3	7.2	6.9

Total operating expenses	92.2	93.9	95.4

Operating margin	7.8%	6.1%	4.6%

(1)	2013 includes severance costs associated with our voluntary buyout program.

(2)	Includes allocations of $47 million in 2013 for business realignment costs.

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 8% in 2015 due to higher average daily shipments and revenue per shipment. Average daily LTL shipments increased 5% in 2015 due to higher demand for our FedEx Freight Priority and FedEx Freight Economy service offerings. LTL revenue per shipment increased 3% in 2015 due to higher rates and higher weight per LTL shipment.

FedEx Freight segment revenues increased 7% during 2014 due to higher average daily LTL shipments and revenue per LTL shipment. Revenues in 2014 were negatively impacted by one fewer operating day. Average daily LTL shipments increased 6% in 2014 due to higher demand for both of our service offerings. LTL revenue per shipment increased 1% in 2014 due to changes in shipment characteristics, primarily higher weight per LTL shipment.

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2015	2014	2013
Low	20.90%	22.70%	21.80%
High	26.20	23.70	24.40
Weighted-average	24.30	23.20	23.38

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

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin increased in 2015 due to higher LTL revenue per shipment and higher average daily LTL shipments. These factors were partially offset by a 10% increase in salaries and employee benefits expense, driven by staffing to support volume growth and higher incentive compensation accruals. Volume growth, higher utilization and higher service provider rates drove an increase to purchased transportation expense of 7% in 2015. Other expense increased 9% in 2015 driven partially by higher cargo claims.

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

Purchased transportation expense increased 13% in 2014 due to increased use of rail and road third-party transportation providers and higher rates. Salaries and employee benefits increased 5% in 2014 primarily due to a volume-related increase in labor hours and higher healthcare costs. Other operating expenses increased 11% in 2014 due to higher self-insurance costs, bad debt expense and real estate taxes. Intercompany charges decreased 5% in 2014 primarily due to the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services, partially offset by higher allocated sales costs.

FedEx Freight Segment Outlook

We expect continued revenue and operating income growth, as well as improvement in our operating margin during 2016 driven by moderate volume growth from our differentiated LTL services. We also anticipate effective yield management practices to result in increased revenues. FedEx Freight earnings growth will also be positively impacted by continued improvement in productivity along with further investment in technology.

Capital expenditures at FedEx Freight are expected to increase in 2016 primarily driven by investments in vehicles, as well as additional investments in facilities.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.8 billion at May 31, 2015, compared to $2.9 billion at May 31, 2014. The following table provides a summary of our cash flows for the periods ended May 31 (in millions). All amounts have been recast to conform to the current year presentation reflecting the MTM accounting changes further discussed in this MD&A and Note 1, Note 13 and Note 14 of the accompanying consolidated financial statements:

	2015	2014	2013
Operating activities:
Net income	$1,050	$2,324	$2,716
Business realignment, impairment and other charges	246	—	479
Retirement plans mark-to-market adjustment	2,190	15	(1,368)
Other noncash charges and credits	2,317	3,173	3,396
Changes in assets and liabilities	(437)	(1,248)	(535)

Cash provided by operating activities	5,366	4,264	4,688

Investing activities:
Capital expenditures	(4,347)	(3,533)	(3,375)
Business acquisitions, net of cash acquired	(1,429)	(36)	(483)
Proceeds from asset dispositions and other	24	18	55

Cash used in investing activities	(5,752)	(3,551)	(3,803)

Financing activities:
Purchase of treasury stock, including ASRs	(1,254)	(4,857)	(246)
Principal payments on debt	(5)	(254)	(417)
Proceeds from debt issuances	2,491	1,997	1,739
Dividends paid	(227)	(187)	(177)
Other	344	582	285

Cash provided by (used in) financing activities	1,349	(2,719)	1,184
Effect of exchange rate changes on cash	(108)	(3)	5

Net increase (decrease) in cash and cash equivalents	$855	$(2,009)	$2,074

Cash and cash equivalents at end of period	$3,763	$2,908	$4,917

Cash Provided by Operating Activities. Cash flows from operating activities increased $1.1 billion in 2015 primarily due to higher segment operating income, the inclusion in the prior year of payments associated with our voluntary employee buyout program and lower incentive compensation payments. Cash flows from operating activities decreased $424 million in 2014 primarily due to voluntary employee severance program payouts, an income tax refund received in the prior year, higher income tax payments and higher pension contributions, partially offset by higher segment operating income. We made contributions of $660 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in 2015 and 2014 and $560 million in 2013.

Cash Used in Investing Activities. Capital expenditures were 23% higher in 2015 largely due to increased spending for aircraft at FedEx Express and sort facility expansion at FedEx Ground, and were 5% higher in 2014 than in 2013, largely due to increased spending at FedEx Ground and FedEx Express. See “Capital Resources” for a more detailed discussion of capital expenditures during 2015 and 2014.

Financing Activities. We had various senior unsecured debt issuances in 2015, 2014 and 2013. See Note 6 of the accompanying consolidated financial statements for more information on these issuances. Interest on these notes is paid semiannually. We utilized $1.4 billion of the net proceeds of the 2015 debt issuance to fund our acquisition of GENCO and the remaining proceeds for working capital and general corporate purposes. We utilized the net proceeds of the 2014 debt issuance to finance the ASR agreements as discussed below. We utilized the net proceeds of the 2013 debt issuances for working capital and general corporate purposes. See Note 3 of the accompanying consolidated financial statements for further discussion of business acquisitions.

During 2014, we repaid our $250 million 7.38% senior unsecured notes that matured on January 15, 2014. During 2013, we made principal payments of $116 million related to capital lease obligations and repaid our $300 million 9.65% unsecured notes that matured in June 2012 using cash from operations.

The effect of exchange rate changes on cash during 2015 was driven by the overall strengthening of the U.S. dollar primarily against the Brazilian real, the British pound, the Japanese yen, the Canadian dollar and the Mexican peso.

The following table provides a summary of our common stock share repurchases for the periods ended May 31 (dollars in millions, except per share amounts):

	2015			2014
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock purchases	8,142,410	$154.03	$1,254	36,845,590	$131.83	$4,857

As of May 31, 2015, 12.2 million shares remained under our share repurchase authorizations. Our share repurchase activity in 2014 includes ASR agreements entered into with two banks to repurchase $2.0 billion of our common stock.

In 2015, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. It is expected that the share authorization will primarily be utilized to offset equity compensation dilution over the next several years. Shares may be repurchased under this program from time to time in the open market or in privately negotiated transactions. This is the only repurchase program that currently exists, and it does not have an expiration date.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2015	2014	2013	2015/2014	2014/2013
Aircraft and related equipment	$1,866	$1,327	$1,190	41	12
Facilities and sort equipment	1,224	819	727	49	13
Vehicles	601	784	734	(23)	7
Information and technology investments	348	403	452	(14)	(11)
Other equipment	308	200	272	54	(26)

Total capital expenditures	$4,347	$3,533	$3,375	23	5

FedEx Express segment	$2,380	$1,994	$2,067	19	(4)
FedEx Ground segment	1,248	850	555	47	53
FedEx Freight segment	337	325	326	4	—
FedEx Services segment	381	363	424	5	(14)
Other	1	1	3	NM	NM

Total capital expenditures	$4,347	$3,533	$3,375	23	5

Capital expenditures during 2015 were higher than the prior year primarily due to increased spending for aircraft at FedEx Express and increased spending for sort facility expansion at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during 2015 included the delivery of 14 Boeing 767-300 Freighter (“B767F”) and 13 Boeing 757 (“B757”) aircraft, as well as the modification of certain aircraft before being placed into service. Capital expenditures during 2014 were higher than the prior year primarily due to increased spending for sort facility expansion and equipment at FedEx Ground and aircraft and related equipment at FedEx Express. Aircraft and related equipment expenditures at FedEx Express during 2014 included the delivery of 17 B757 aircraft, four B767F aircraft and two Boeing 777 Freighter (“B777F”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, which totaled $3.8 billion at May 31, 2015, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations and our announced intent to acquire TNT Express. Our cash and cash equivalents balance at May 31, 2015 includes $478 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $4.6 billion in 2016. We anticipate that our cash flow from operations will be sufficient to fund our increased capital expenditures in 2016, which will include spending for network expansion at FedEx Ground and aircraft modernization and re-fleeting at FedEx Express. We expect approximately 45% of capital expenditures in 2016 to be designated for growth initiatives, predominantly at FedEx Ground, and 55% dedicated to maintaining our existing operations. Our expected capital expenditures for 2016 include $1.6 billion in investments for delivery of aircraft and progress payments toward future aircraft deliveries at FedEx Express.

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

We plan to finance the aggregate consideration of the announced intent to acquire TNT Express by utilizing available cash on our balance sheet and through available financing sources.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 61% at May 31, 2015. We believe the leverage ratio covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2015, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

For 2016, we anticipate making contributions totaling $660 million (approximately $500 million of which are required) to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On June 8, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock, an increase of $0.05 per common share from the prior quarter’s dividend. The dividend was paid on July 2, 2015 to stockholders of record as of the close of business on June 18, 2015. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa1 and commercial paper rating of P-2 and a ratings outlook of “negative.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2015. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2015. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2016	2017	2018	2019	2020	Thereafter	Total
Operating activities:
Operating leases	$2,128	$2,241	$1,751	$1,511	$1,265	$7,489	$16,385
Non-capital purchase obligations and other	432	230	127	69	22	89	969
Interest on long-term debt	325	320	320	320	260	5,331	6,876
Contributions to our U.S. Pension Plans	500	—	—	—	—	—	500

Investing activities:
Aircraft and aircraft-related capital commitments	1,255	1,024	1,399	1,017	662	3,786	9,143
Other capital purchase obligations	129	5	1	—	—	—	135

Financing activities:
Debt	—	—	—	750	400	6,090	7,240

Total	$4,769	$3,820	$3,598	$3,667	$2,609	$22,785	$41,248

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information on such purchase orders.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $16 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2015. Under the proposed new lease accounting rules, the majority of these leases will be required to be recognized on the balance sheet as a liability with an offsetting right-to-use asset.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($35 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

We had $472 million in deposits and progress payments as of May 31, 2015 on aircraft purchases and other planned aircraft-related transactions.

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

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. In 2016, we have no scheduled debt payments.

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

RETIREMENT PLANS

OVERVIEW. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans and are described in Note 13 of the accompanying consolidated financial statements. The rules for pension accounting are complex and can produce tremendous volatility in our results, financial condition and liquidity.

As described in the consolidated results section of this MD&A, in 2015 we adopted MTM accounting for recognition of actuarial gains and losses on our defined benefit pension and postretirement healthcare plans. Previously, we amortized actuarial gains or losses in excess of a corridor amount over the average remaining service lives of our covered employees. Further, we used a calculated value method to determine the value of plan assets amortizing changes in the fair value of plan assets over a period no longer than four years. Under our new MTM accounting methodology (as described in Note 1 of the accompanying consolidated financial statements), we will immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our operating results annually in the fourth quarter each year. The remaining components of pension and postretirement healthcare expense, primarily service and interest costs and the expected return on plan assets, will continue to be recorded on a quarterly basis.

We elected to adopt MTM accounting for a number of reasons. Immediate recognition of gains and losses in the income statement is the preferred method of accounting for these plans as it aligns the income statement treatment with the treatment required to measure the related assets and liabilities in the balance sheet. Furthermore, the accumulated actuarial losses relate primarily to the remeasurement of our legacy pension formula which has been frozen for the vast majority of employees since 2008. Due to persistently low interest rates and demographic assumption changes, those accumulated losses have become increasingly material and amortizing them into future periods would punitively burden future operations for legacy benefit costs.

We are required to record year-end adjustments to our financial statements on an annual basis for the net funded status of our pension and postretirement healthcare plans. The funded status of our plans also impacts our liquidity; however, the cash funding rules operate under a completely different set of assumptions and standards than those used for financial reporting purposes. As a result, our actual cash funding requirements can differ materially from our reported funded status.

The “Salaries and employee benefits” caption of our consolidated income statements includes expense associated with service and interest costs and the expected return on plan assets. Our fourth quarter MTM adjustment is included in the “Retirement plans mark-to-market adjustment” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2015	2014	2013
Defined benefit pension plans:
Segment level	$191	$285	$355
Corporate, eliminations and other	(232)	(186)	(192)

Total defined benefit pension plans	$(41)	$99	$163
Defined contribution plans	385	363	354
Postretirement healthcare plans	81	78	78
Retirement plans mark-to-market adjustment	2,190	15	(1,368)

	$2,615	$555	$(773)

The components of the pre-tax mark-to-market losses (gains) are as follows, in millions:

	2015	2014	2013
Discount rate changes	$791	$705	$(1,076)
Actual versus expected return on assets	(35)	(1,013)	(696)
Demographic assumption changes	1,434	323	404

Total mark-to-market loss (gain)	$2,190	$15	$(1,368)

2015

The implementation of new U.S. mortality tables in 2015 resulted in an increased participant life expectancy assumption, which increased the overall projected benefit obligation by $1.2 billion. The weighted average discount rate for all of our pension and postretirement healthcare plans declined from 4.57% at May 31, 2014 to 4.38% at May 31, 2015.

2014

The actual rate of return on our U.S. Pension Plan assets of 13.3% exceeded our expected return of 7.75% primarily due to a favorable investment environment for global equity markets. The weighted average discount rate for all of our pension and postretirement healthcare plans decreased from 4.76% at May 31, 2013 to 4.57% at May 31, 2014.

2013

The weighted average discount rate for all of our pension and postretirement healthcare plans increased from 4.44% at May 31, 2012 to 4.76% at May 31, 2013. The actual rate of return on our U.S. Pension Plan assets of 12.1% exceeded our expected return of 8.0% primarily due to a favorable investment environment for global equity and credit markets.

Following is a discussion of the key estimates we consider in determining our U.S. Pension Plans cost:

DISCOUNT RATE. This is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation, or “PBO”) to their net present value and to determine the succeeding year’s ongoing pension expense (prior to any year-end MTM adjustment). The discount rate is determined each year at the plan measurement date. The discount rate at each measurement date is as follows:

Measurement Date	Discount Rate
5/31/2015	4.42%
5/31/2014	4.60
5/31/2013	4.79
5/31/2012	4.44

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

The discount rate assumption is highly sensitive. For our largest pension plan, at our May 31, 2015 measurement date, a 50-basis-point increase in the discount rate would have decreased our 2015 PBO by approximately $1.7 billion and a 50-basis-point decrease in the discount rate would have increased our 2015 PBO by approximately $1.9 billion. With the adoption of MTM accounting, the impact of changes in the discount rate on pension expense are predominately isolated to our fourth quarter mark-to-market adjustment. A one-basis-point change in the discount rate for our largest pension plan would have a $37 million effect on the fourth quarter mark-to-market adjustment but only a net $100,000 impact on segment level pension expense.

PLAN ASSETS. The expected average rate of return on plan assets is a long-term, forward-looking assumption. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in publicly tradeable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage pension costs and funded status volatility, we have transitioned to a liability-driven investment strategy to better align plan assets with liabilities.

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

For consolidated pension expense, we assumed a 7.75% expected long-term rate of return on our U.S. Pension Plan assets in 2015 and 2014 and 8% in 2013. The actual returns during each of the last three fiscal years have exceeded those long-term assumptions. However, for 2016, we have lowered our expected return on plan assets assumption for long-term returns on plan assets to 6.5% as we continue to implement our asset and liability management strategy. In lowering this assumption we considered our historical returns, our current capital markets outlook and our investment strategy for our plan assets, including the impact of the duration of our plan liability. Our actual return on plan assets has contracted from 2014 as we have increased our asset allocation to lower yielding fixed income investments. At the segment level, we have set our EROA at 6.5% for all periods presented.

A one-basis-point change in our expected return on plan assets impacts our 2016 segment pension expense by $2.3 million. The actual historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 6.7%, net of investment manager fees and administrative expenses, for the 15-year period ended May 31, 2015 and 7%, net of investment manager fees and administrative expenses, for the 15-year period ended May 31, 2014. Any difference between actual plan asset performance and the expected return is reflected in our year-end MTM adjustment each fiscal year.

FUNDED STATUS. Following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2015	2014
Funded Status of Plans:
Projected benefit obligation (PBO)	$27,512	$24,578
Fair value of plan assets	23,505	21,907

Funded status of the plans	$(4,007)	$(2,671)

Cash Amounts:
Cash contributions during the year	$746	$727
Benefit payments during the year	$815	$801

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under IRS rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Additionally, current benefit payments are nominal compared to our total plan assets (benefit payments for our U.S. Pension Plans for 2015 were approximately $744 million or 3.2% of plan assets).

During 2015, we made $388 million in required contributions to our U.S. Pension Plans. Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required can result in a credit balance for funding purposes that can be used to reduce minimum contribution requirements in future years. Our current credit balance exceeds $2.8 billion at May 31, 2015. For 2016, we anticipate making contributions to our U.S. Pension Plans totaling $660 million (approximately $500 million of which are required).

See Note 13 of the accompanying consolidated financial statements for further information about our retirement plans.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $2.0 billion at May 31, 2015 and $1.8 billion at May 31, 2014. Approximately 41% of these accruals were classified as current liabilities.

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

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 56% of our total assets invested in our transportation and information systems infrastructures.

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

IMPAIRMENT. The FedEx Express global air and ground network includes a fleet of 647 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $102 million at May 31, 2015 and $82 million at May 31, 2014. We plan to modify these assets in the future and place them into operations.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2015, we had one aircraft temporarily idled. This aircraft has been idled for approximately two months and is expected to return to revenue service.

In the fourth quarter of 2015, we retired from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines, and related parts. We also adjusted the retirement schedule of an additional 23 aircraft and 57 engines. As a consequence, impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share), of which $246 million was noncash, were recorded in the fourth quarter. The decision to permanently retire these aircraft and engines aligns with FedEx Express’s plans to rationalize capacity and modernize its aircraft fleet to more effectively serve its customers. These combined retirement changes will not have a material impact on our near-term depreciation expense.

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

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 of the accompanying consolidated financial statements, at May 31, 2015 we had approximately $16 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2015 was approximately six years. The future commitments for operating leases are not reflected as a liability in our balance sheet under current U.S. accounting rules.

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

GOODWILL. As of May 31, 2015, we had $3.8 billion of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired. During 2015 we recorded $1.1 billion in additional goodwill associated with our GENCO and Bongo acquisitions. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business.

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

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, FedEx Freight, FedEx Office (reported in the FedEx Services segment) and GENCO (reported in the FedEx Ground segment). We evaluated these reporting units during the fourth quarters of 2015 and 2014. The estimated fair value of each of these reporting units exceeded their carrying values in 2015 and 2014, and we do not believe that any of these reporting units were at risk as of May 31, 2015.

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

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade and the typically more volatile economies of emerging markets. In 2015, we saw a continued customer preference for slower, less costly shipping services.

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

We rely heavily on information and technology to operate our transportation and business networks, and any cybersecurity incident or other disruption to our technology infrastructure could result in the loss of critical confidential information or adversely impact our reputation, business or results of operations. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers and to protect our confidential business information and the information provided by our customers. We are subject to risks imposed by cybersecurity incidents, which can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems, to sophisticated and targeted measures directed at us and our systems, customers or service providers. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error pose a direct threat to our products, services and data.

Any disruption to our complex, global technology infrastructure, including those impacting our computer systems and fedex.com, could result in the loss of confidential business or customer information, adversely impact our customer service, volumes and revenues or could lead to litigation or investigations, resulting in significant costs. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While we have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate us from cybersecurity incidents, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. Additionally, the cost and operational consequences of implementing further data or system protection measures could be significant.

Our transportation businesses are impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Additionally, if fuel prices rise sharply, even if we increase our fuel surcharge, we could experience a lag time in implementing the surcharge, which could adversely affect our short-term operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks.

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

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks. In addition, some high volume package shippers are developing in-house ground delivery capabilities, which would in turn reduce our revenues and market share. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. While we believe we compete effectively through our current service offerings, if our current competitors or potential future competitors offer a broader range of services or more effectively bundle their services or our current customers become competitors, it could impede our ability to maintain or grow our market share.

If we do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, over the past several years, we have acquired businesses in Europe, Latin America, Africa and the United States. Additionally, in April 2015, we entered into a conditional agreement to acquire TNT Express.

While we expect to successfully execute the TNT Express acquisition, we may not be able to complete the transaction on favorable terms, on a timely basis or at all. Additionally, while we anticipate that our past and future acquisitions will enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots of FedEx Express and drivers at four FedEx Freight facilities, our U.S. employees have thus far chosen not to unionize (we acquired GENCO in January 2015, which already had a small number of employees that are members of unions).

The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the purview of the Railway Labor Act of 1926, as amended (“RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.

There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (“NLRA”). In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s owner-operators as independent contractors. If FedEx Ground is compelled to convert its independent contractors to employees, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.

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

We may not be able to achieve our profit improvement goal by the end of 2016. In 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services that include cost reductions, modernization of our aircraft fleet, transformation of the U.S. domestic operations and international profit improvements at FedEx Express, and improved efficiencies and lower costs of information technology at FedEx Services. To this end, since 2013, we have retired from service 25 aircraft and 42 related engines, and we have adjusted the retirement schedule of numerous aircraft and engines, in an effort to rationalize capacity and modernize our aircraft fleet. Additionally, during 2014, we completed a voluntary buyout program offering cash buyouts to eligible U.S.-based employees. We will continue to work towards our goal of annual profitability improvement at FedEx Express of $1.6 billion by the end of 2016. Our ability to achieve this objective is dependent on a number of factors, including the health of the global economy and future customer demand, particularly for our priority services. In light of these factors, we may not be able to achieve our goal.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. For example, in 2015, the U.S. Environmental Protection Agency (the “EPA”) issued a proposed finding on GHG emissions from aircraft and its relationships to air pollution. The final finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. Additionally, in 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all FedEx Express flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights.

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

A localized disaster in a key geography could adversely impact our business. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as tornados, floods, earthquakes or terrorist attacks. The loss of a key location such as our Memphis super hub or one of our information technology centers could cause a significant disruption to our operations and cause us to incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

Our business may be adversely impacted by disruptions or modifications in service by the USPS. The USPS is a significant customer and vendor of FedEx, and thus, disruptions or modifications in services by the USPS or any resulting structural changes to its operations, network, service offerings or pricing could have an adverse effect on our operations and financial results.

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

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, British pound, Brazilian real, Mexican peso and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot contract became amendable in March 2013, and the parties are currently in negotiations) and with the union that was elected in 2015 to represent drivers at four FedEx Freight facilities;

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2015.

The effectiveness of our internal control over financial reporting as of May 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended May 31, 2015 of FedEx Corporation and our report dated July 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2015

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment and cash flows for each of the three years in the period ended May 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses and the calculation of expected return on plan assets related to its pension and other postretirement benefit plans in 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2015

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2015	2014
		As Adjusted
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,763	$2,908
Receivables, less allowances of $185 and $164	5,719	5,460
Spare parts, supplies and fuel, less allowances of $207 and $212	498	463
Deferred income taxes	606	522
Prepaid expenses and other	355	330

Total current assets	10,941	9,683

PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	16,186	15,632
Package handling and ground support equipment	6,725	6,082
Computer and electronic equipment	5,208	5,097
Vehicles	5,816	5,514
Facilities and other	8,929	8,366

	42,864	40,691
Less accumulated depreciation and amortization	21,989	21,141

Net property and equipment	20,875	19,550

OTHER LONG-TERM ASSETS
Goodwill	3,810	2,790
Other assets	1,443	1,047

Total other long-term assets	5,253	3,837

	$37,069	$33,070

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2015	2014
		As Adjusted
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$19	$1
Accrued salaries and employee benefits	1,436	1,277
Accounts payable	2,066	1,971
Accrued expenses	2,436	2,063

Total current liabilities	5,957	5,312

LONG-TERM DEBT, LESS CURRENT PORTION	7,249	4,736

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,747	2,114
Pension, postretirement healthcare and other benefit obligations	4,893	3,484
Self-insurance accruals	1,120	1,038
Deferred lease obligations	711	758
Deferred gains, principally related to aircraft transactions	181	206
Other liabilities	218	145

Total other long-term liabilities	8,870	7,745

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2015 and 2014	32	32
Additional paid-in capital	2,786	2,643
Retained earnings	16,900	16,229
Accumulated other comprehensive income	172	506
Treasury stock, at cost	(4,897)	(4,133)

Total common stockholders’ investment	14,993	15,277

	$37,069	$33,070

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2015	2014	2013
		As Adjusted

REVENUES	$47,453	$45,567	$44,287

OPERATING EXPENSES:
Salaries and employee benefits	17,110	16,171	16,055
Purchased transportation	8,483	8,011	7,272
Rentals and landing fees	2,682	2,622	2,521
Depreciation and amortization	2,611	2,587	2,386
Fuel	3,720	4,557	4,746
Maintenance and repairs	2,099	1,862	1,909
Business realignment, impairment and other charges	276	—	660
Retirement plans mark-to-market adjustment	2,190	15	(1,368)
Other	6,415	5,927	5,672

	45,586	41,752	39,853

OPERATING INCOME	1,867	3,815	4,434

OTHER INCOME (EXPENSE):
Interest expense	(235)	(160)	(82)
Interest income	14	18	21
Other, net	(19)	(15)	(35)

	(240)	(157)	(96)

INCOME BEFORE INCOME TAXES	1,627	3,658	4,338

PROVISION FOR INCOME TAXES	577	1,334	1,622

NET INCOME	$1,050	$2,324	$2,716

BASIC EARNINGS PER COMMON SHARE	$3.70	$7.56	$8.61

DILUTED EARNINGS PER COMMON SHARE	$3.65	$7.48	$8.55

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2015	2014	2013
		As Adjusted

NET INCOME	$1,050	$2,324	$2,716

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments, net of tax benefit of $45, $1 and $12	(334)	(25)	41
Amortization of prior service credit and other, net of tax expense of $1 in 2015 and tax benefit of $38 and $51 in 2014 and 2013	—	(76)	(63)

	(334)	(101)	(22)

COMPREHENSIVE INCOME	$716	$2,223	$2,694

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2015	2014	2013
		As Adjusted
OPERATING ACTIVITIES
Net income	$1,050	$2,324	$2,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,611	2,587	2,386
Provision for uncollectible accounts	145	130	167
Deferred income taxes and other noncash items	(572)	339	734
Business realignment, impairment and other charges	246	—	479
Stock-based compensation	133	117	109
Retirement plans mark-to-market adjustment	2,190	15	(1,368)
Changes in assets and liabilities:
Receivables	(392)	(516)	(451)
Other current assets	25	(22)	257
Pension and postretirement healthcare assets and liabilities, net	(692)	(453)	(335)
Accounts payable and other liabilities	659	(235)	10
Other, net	(37)	(22)	(16)

Cash provided by operating activities	5,366	4,264	4,688

INVESTING ACTIVITIES
Capital expenditures	(4,347)	(3,533)	(3,375)
Business acquisitions, net of cash acquired	(1,429)	(36)	(483)
Proceeds from asset dispositions and other	24	18	55

Cash used in investing activities	(5,752)	(3,551)	(3,803)

FINANCING ACTIVITIES
Principal payments on debt	(5)	(254)	(417)
Proceeds from debt issuances	2,491	1,997	1,739
Proceeds from stock issuances	320	557	280
Excess tax benefit on the exercise of stock options	51	44	23
Dividends paid	(227)	(187)	(177)
Purchase of treasury stock, including accelerated share repurchase agreements	(1,254)	(4,857)	(246)
Other, net	(27)	(19)	(18)

Cash provided by (used in) financing activities	1,349	(2,719)	1,184

Effect of exchange rate changes on cash	(108)	(3)	5

Net increase (decrease) in cash and cash equivalents	855	(2,009)	2,074
Cash and cash equivalents at beginning of period	2,908	4,917	2,843

Cash and cash equivalents at end of period	$3,763	$2,908	$4,917

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at May 31, 2012 - as adjusted	$32	$2,595	$11,552	$629	$(81)	$14,727
Net income	—	—	2,716	—	—	2,716
Other comprehensive loss, net of tax of $63	—	—	—	(22)	—	(22)
Purchase of treasury stock (2.7 million shares)	—	—	—	—	(246)	(246)
Cash dividends declared ($0.56 per share)	—	—	(176)	—	—	(176)
Employee incentive plans and other (4.2 million shares issued)	—	73	—	—	326	399

Balance at May 31, 2013 - as adjusted	32	2,668	14,092	607	(1)	17,398
Net income	—	—	2,324	—	—	2,324
Other comprehensive loss, net of tax of $39	—	—	—	(101)	—	(101)
Purchase of treasury stock (36.8 million shares)	—	—	—	—	(4,857)	(4,857)
Cash dividends declared ($0.60 per share)	—	—	(187)	—	—	(187)
Employee incentive plans and other (6.7 million shares issued)	—	(25)	—	—	725	700

Balance at May 31, 2014 - as adjusted	32	2,643	16,229	506	(4,133)	15,277
Net income	—	—	1,050	—	—	1,050
Other comprehensive loss, net of tax of $44	—	—	—	(334)	—	(334)
Purchase of treasury stock (8.1 million shares)	—	—	—	—	(1,254)	(1,254)
Cash dividends declared ($0.80 per share)	—	—	(227)	—	—	(227)
Employee incentive plans and other (3.7 million shares issued)	—	143	(152)	—	490	481

Balance at May 31, 2015	$32	$2,786	$16,900	$172	$(4,897)	$14,993

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications and certain back-office support to our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”), and provides customer service, technical support and billing and collection services through FedEx TechConnect, Inc. (“FedEx TechConnect”).

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2015 or ended May 31 of the year referenced.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $403 million in 2015, $407 million in 2014 and $424 million in 2013.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts currently identified as excess or obsolete as well as expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. The majority of our supplies and our fuel are reported at weighted-average cost.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements, which became effective June 1, 2014, resulted in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable.

The consolidated balance sheet for 2014 reflects the reclassification of $1.1 billion of vehicles that were previously presented in package handling and ground support equipment and $72 million of facilities and other that were previously presented in computer and electronic equipment. The reclassification has no impact on the net book value of property and equipment, total assets, or depreciation expense.

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2015	2014
Wide-body aircraft and related equipment	15 to 30 years	$7,548	$7,223
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,943	2,639
Package handling and ground support equipment	3 to 30 years	2,410	2,024
Vehicles	3 to 15 years	2,717	2,615
Computer and electronic equipment	2 to 10 years	866	923
Facilities and other	2 to 40 years	4,391	4,126

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. In May 2015, we adjusted the depreciable lives of 23 aircraft and 57 engines. These changes will not have a material impact on near-term depreciation expense. In May 2013, FedEx Express made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we incurred an additional $74 million in year-over-year accelerated depreciation expense in 2014.

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $2.6 billion in 2015 and 2014 and $2.3 billion in 2013. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $37 million in 2015, $29 million in 2014 and $45 million in 2013.

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

We operate integrated transportation networks, and accordingly, cash flows for most of our operating assets to be held and used are assessed at a network level, not at an individual asset level, for our analysis of impairment.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2015, we had one aircraft temporarily idled. This aircraft has been idled for approximately two months and is expected to return to revenue service.

In May 2015, we retired from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines, and related parts. As a consequence of this decision, impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share) were recorded in the fourth quarter. Of this amount, $246 million was non-cash. The decision to permanently retire these aircraft and engines aligns with FedEx Express’s plans to rationalize capacity and modernize its aircraft fleet to more effectively serve its customers.

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

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. Our expected rate of return is a judgmental matter which is reviewed on an annual basis and revised as appropriate.

During the fourth quarter of 2015 we changed our method of accounting for our defined benefit pension and postretirement healthcare plans. Under our new method of accounting, we will immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our operating results annually in the fourth quarter each year. Further, we voluntarily changed our method for determining the expected return on plan assets (“EROA”), which is used in the calculation of pension and other postretirement expense for funded postretirement benefit plans for interim periods. We now use the fair value of plan assets to calculate the EROA. The new methods of accounting are collectively referred to as “mark-to-market” or MTM accounting. Historically, we recognized actuarial gains and losses, subject to a corridor, as a component of other comprehensive income and amortized these gains and losses as a component of pension and postretirement healthcare expenses over the average future service period of the covered employees (13 years). Previously, we used a calculated value method to determine the value of plan assets and amortized changes in the fair value of plan assets over a period no longer than four years.

We believe the immediate recognition of actuarial gains and losses under MTM accounting is a preferable method of accounting as it aligns the recognition of changes in the fair value of plan assets and liabilities in the income statement with the fair value accounting principles that are used to measure the net funded status of the plans in our balance sheet. MTM accounting also eliminates the impact on future periods of the amortization of the increasingly material amount of accumulated actuarial losses resulting from persistently low interest rates and changes in demographic assumptions.

The adoption of MTM accounting is a voluntary change in accounting principle that is required to be adopted retrospectively. Therefore all periods presented have been recast to conform to the current year presentation reflecting the retirement plan accounting changes as discussed further in Note 13 and Note 14.

The cumulative effect of the change on retained earnings as of June 1, 2012, was a pre-tax reduction of $8.9 billion, with an offset to accumulated other comprehensive income (OCI) and therefore no net impact to shareholders’ equity. The impact of all adjustments made to the financial statements presented is summarized below (amounts in millions, except per share data):

	2014			2013
	Previously Reported	Adjusted	Effect of Change	Previously Reported	Adjusted	Effect of Change
Consolidated Statements of Income
Operating expenses
Salaries and employee benefits	$16,555	$16,171	$(384)	$16,570	$16,055	$(515)
Retirement plans MTM adjustment	—	15	15	—	(1,368)	(1,368)
Operating Income	3,446	3,815	369	2,551	4,434	1,883
Income Before Income Taxes	3,289	3,658	369	2,455	4,338	1,883
Provision for Income Taxes	1,192	1,334	142	894	1,622	728
Net Income	2,097	2,324	227	1,561	2,716	1,155
Basic Earnings per Common Share	6.82	7.56	0.74	4.95	8.61	3.66
Diluted Earnings per Common Share	6.75	7.48	0.73	4.91	8.55	3.64

Consolidated Statements of Comprehensive Income
Net Income	2,097	2,324	227	1,561	2,716	1,155
Amortization of prior service credit and other, net of tax	151	(76)	(227)	1,092	(63)	(1,155)

Consolidated Balance Sheets
Retained Earnings	20,429	16,229	(4,200)	18,519	14,092	(4,427)
Accumulated other comprehensive income (loss)	(3,694)	506	4,200	(3,820)	607	4,427

Consolidated Statements of Cash Flows
Operating Activities
Net Income	2,097	2,324	227	1,561	2,716	1,155
Deferred income taxes and other noncash items	581	339	(242)	521	734	213
Retirement plans MTM adjustment	—	15	15	—	(1,368)	(1,368)

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In October 2014, FedEx Express formally requested assistance from the National Mediation Board (“NMB”) to mediate the negotiations, and the NMB has been actively mediating the talks since that time. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended. The conduct of mediated negotiations has no impact on our operations. In addition to our pilots at FedEx Express, GENCO Distribution System, Inc. (“GENCO”) has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

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

TREASURY SHARES. In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. It is expected that the share authorization will primarily be utilized to offset equity compensation dilution over the next several years. During 2015, we repurchased 8.1 million shares of FedEx common stock at an average price of $154.03 per share for a total of $1.3 billion. As of May 31, 2015, 12.2 million shares remained under the share repurchase authorization. Under this program, shares may be purchased from time to time in the open market or in privately negotiated transactions. Repurchases are made at the company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. No time limit was set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

In 2014, we repurchased 36.8 million shares of FedEx common stock at an average price of $131.83 per share for a total of $4.9 billion.

DIVIDENDS DECLARED PER COMMON SHARE. On June 8, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The dividend was paid on July 2, 2015 to stockholders of record as of the close of business on June 18, 2015. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

BUSINESS REALIGNMENT COSTS. During 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services and completed a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 3,600 employees left the company by the end of 2014. Costs of the benefits provided under the voluntary employee severance program were recognized as special termination benefits in the period that eligible employees accepted their offers. Payments under this program were made at the time of departure and totaled approximately $300 million in 2014 and $180 million in 2013.

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

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

On April 6, 2015, FedEx entered into a conditional agreement to acquire TNT Express N.V. for €4.4 billion (currently, approximately $4.9 billion). This combination is expected to expand our global portfolio, particularly in Europe, lower our cost to serve European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. This acquisition is expected to be completed in the first half of calendar year 2016. The closing of the acquisition is subject to customary conditions, including obtaining all necessary approvals and competition clearances.

During 2015, we acquired two businesses, expanding our portfolio in e-commerce and supply chain solutions. On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider, for $1.4 billion, which was funded using a portion of the proceeds from our January 2015 debt issuance. The financial results of this business are included in the FedEx Ground segment from the date of acquisition.

In addition, on December 16, 2014, FedEx acquired Bongo International, LLC (“Bongo”), a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

These acquisitions will allow us to enter new markets, as well as strengthen our current service offerings to existing customers. We expect that the goodwill of $40 million associated with our Bongo acquisition will be entirely attributable to our FedEx Express reporting unit. We expect that the goodwill of approximately $1.1 billion associated with our GENCO acquisition will be primarily attributable to our FedEx Ground and GENCO reporting units.

The estimated fair values of the assets and liabilities related to these acquisitions have been recorded in the FedEx Ground and FedEx Express segments and are included in the accompanying balance sheets based on a preliminary allocation of the purchase price (summarized in the table below in millions). These allocations are expected to be completed during the first quarter of our fiscal year 2016.

Current assets	$349
Property and equipment	113
Goodwill	1,133
Identifiable intangible assets	172
Other non-current assets	26
Current liabilities	(245)
Long-term liabilities	(92)

Total purchase price	$1,456

The goodwill recorded of approximately $1.1 billion is primarily attributable to expected benefits from synergies of the combinations with existing businesses and other acquired entities and the work force in place at GENCO. The majority of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over an estimated life of 15 years.

In 2014, we expanded the international service offerings of FedEx Express by completing our acquisition of the businesses operated by our previous service provider, Supaswift (Pty) Ltd., in seven countries in Southern Africa, for $36 million in cash from operations. The financial results of these businesses are included in the FedEx Express segment from their respective date of acquisition.

In 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million. The financial results of these businesses are included in the FedEx Express segment from their respective date of acquisition.

The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Total
Goodwill at May 31, 2013	$1,715	$90	$735	$1,525	$4,065
Accumulated impairment charges	—	—	(133)	(1,177)	(1,310)

Balance as of May 31, 2013	1,715	90	602	348	2,755
Goodwill acquired(1)	24	—	—	—	24
Purchase adjustments and other(2)	11	—	—	—	11

Balance as of May 31, 2014	1,750	90	602	348	2,790
Goodwill acquired(1)	40	1,055	38	—	1,133
Purchase adjustments and other(2)	(113)	—	—	—	(113)

Balance as of May 31, 2015	$1,677	$1,145	$640	$348	$3,810

Accumulated goodwill impairment charges as of May 31, 2015	—	—	$(133)	$(1,177)	$(1,310)

(1)

Goodwill acquired relates to the acquisitions of transportation companies in Poland, France and Brazil in 2013, the acquisition of transportation companies in Southern Africa in 2014, and the acquisition of e-commerce and supply chain solutions companies in 2015. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments and acquired goodwill related to immaterial acquisitions.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, FedEx Freight, FedEx Office (reported in the FedEx Services segment) and GENCO (reported in the FedEx Ground segment). We evaluated reporting units for impairment during the fourth quarter of 2015. The estimated fair value of each of these reporting units exceeded their carrying values in 2015 and 2014, and we do not believe that any of these reporting units were at risk as of May 31, 2015.

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $207 million at May 31, 2015 of which $164 million was related to GENCO, and $57 million at May 31, 2014. Amortization expense for intangible assets was $21 million in 2015, $23 million in 2014 and $27 million in 2013. Estimated amortization expense is expected to be $30 million in 2016 and immaterial beyond.

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2015	2014
Accrued Salaries and Employee Benefits
Salaries	$345	$267
Employee benefits, including variable compensation	507	434
Compensated absences	584	576

	$1,436	$1,277

Accrued Expenses
Self-insurance accruals	$865	$811
Taxes other than income taxes	328	339
Other	1,243	913

	$2,436	$2,063

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2015, are as follows (in millions):

		May 31,
		2015	2014
Senior unsecured debt:
Interest Rate %	Maturity
8.00	2019	$750	$750
2.30	2020	399	—
2.625-2.70	2023	749	748
4.00	2024	749	749
3.20	2025	699	—
4.90	2034	499	499
3.90	2035	498	—
3.875-4.10	2043	992	992
5.10	2044	749	749
4.10	2045	646	—
4.50	2065	248	—
7.60	2098	239	239

Total senior unsecured debt		7,217	4,726
Capital lease obligations		51	11

		7,268	4,737
Less current portion		19	1

		$7,249	$4,736

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had estimated fair values of $7.4 billion at May 31, 2015 and $5.0 billion at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the Securities and Exchange Commission that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

In January 2015, we issued $2.5 billion of senior unsecured debt under our current shelf registration statement, comprised of $400 million of 2.30% fixed-rate notes due in February 2020, $700 million of 3.20% fixed-rate notes due in February 2025, $500 million of 3.90% fixed-rate notes due in February 2035, $650 million of 4.10% fixed-rate notes due in February 2045, and $250 million of 4.50% fixed-rate notes due in February 2065. We utilized $1.4 billion of the net proceeds to fund our acquisition of GENCO and the remaining proceeds for working capital and general corporate purposes.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 61% at May 31, 2015. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2015, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

We issue other financial instruments in the normal course of business to support our operations, including standby letters of credit and surety bonds. We had a total of $481 million in letters of credit outstanding at May 31, 2015, with $182 million unused under our primary $500 million letter of credit facility, and $867 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2046. We leased 10% of our total aircraft fleet under operating leases as of May 31, 2015 and May 31, 2014. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2015	2014	2013
Minimum rentals	$2,249	$2,154	$2,061
Contingent rentals(1)	194	197	192

	$2,443	$2,351	$2,253

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2016	$461	$1,667	$2,128
2017	400	1,841	2,241
2018	329	1,422	1,751
2019	273	1,238	1,511
2020	190	1,075	1,265
Thereafter	360	7,129	7,489

Total	$2,013	$14,372	$16,385

Property and equipment recorded under capital leases and future minimum lease payments under capital leases were immaterial at May 31, 2015 and 2014. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2015 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

We are the lessee in a series of operating leases covering a portion of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are not the primary beneficiary of the leasing entities, as the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. As such, we are not required to consolidate the entity as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments.

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2015, none of these shares had been issued.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2015	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$81	$106	$65
Translation adjustments	(334)	(25)	41

Balance at end of period	(253)	81	106

Retirement plans adjustments:
Balance at beginning of period	425	501	564
Prior service credit and other arising during period	72	1	—
Reclassifications from AOCI	(72)	(77)	(63)

Balance at end of period	425	425	501

Accumulated other comprehensive income at end of period	$172	$506	$607

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2015	2014	2013
Retirement plans:
Amortization of prior service credits	$115	$115	$114	Salaries and employee benefits

Total before tax	115	115	114
Income tax expense	(43)	(38)	(51)	Provision for income taxes

AOCI reclassifications, net of tax	$72	$77	$63	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2015	2014	2013
Stock-based compensation expense	$133	$117	$109

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

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate and dividend yield. Following is a table of the weighted-average Black-Scholes value of our stock option grants, the intrinsic value of options exercised (in millions) and the key weighted-average assumptions used in the valuation calculations for options granted during the years ended May 31, and then a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2015	2014	2013
Weighted-average Black-Scholes value	$53.33	$35.79	$29.20
Intrinsic value of options exercised	$253	$347	$107
Black-Scholes Assumptions:
Expected lives	6.3 years	6.2 years	6.1 years
Expected volatility	34%	35%	35%
Risk-free interest rate	2.02%	1.47%	0.94%
Dividend yield	0.448%	0.561%	0.609%

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

The following table summarizes information about stock option activity for the year ended May 31, 2015:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2014	15,634,856	$91.71

Granted	2,445,146	150.32
Exercised	(3,516,512)	91.18
Forfeited	(341,666)	107.62

Outstanding at May 31, 2015	14,221,824	$101.54	6.1	$1,031

Exercisable	7,994,368	$89.19	4.5	$678

Expected to vest	5,853,809	$117.39	8.2	$331

Available for future grants	13,157,142

(1)	Only presented for options with market value at May 31, 2015 in excess of the exercise price of the option.

The options granted during the year ended May 31, 2015 are primarily related to our principal annual stock option grant in June 2014.

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2015:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2014	480,157	$91.46

Granted	154,115	148.89
Vested	(192,920)	88.33
Forfeited	(2,310)	116.12

Unvested at May 31, 2015	439,042	$112.87

During the year ended May 31, 2014, there were 191,964 shares of restricted stock granted with a weighted-average fair value of $100.80. During the year ended May 31, 2013, there were 220,391 shares of restricted stock granted with a weighted-average fair value of $85.45.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during the year	Fair value (in millions)
2015	2,611,524	$83
2014	2,408,179	65
2013	2,824,757	81

As of May 31, 2015, there was $183 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2015 represented 9% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2015	2014	2013
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,048	$2,320	$2,711
Weighted-average common shares	283	307	315

Basic earnings per common share	$3.70	$7.56	$8.61

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,048	$2,320	$2,711

Weighted-average common shares	283	307	315
Dilutive effect of share-based awards	4	3	2

Weighted-average diluted shares	287	310	317
Diluted earnings per common share	$3.65	$7.48	$8.55

Anti-dilutive options excluded from diluted earnings per common share	2.1	3.3	11.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2015	2014	2013
Current provision (benefit)
Domestic:
Federal	$795	$624	$512
State and local	102	56	86
Foreign	214	194	170

	1,111	874	768

Deferred provision (benefit)
Domestic:
Federal	(474)	360	802
State and local	(47)	82	93
Foreign	(13)	18	(41)

	(534)	460	854

	$577	$1,334	$1,622

Pre-tax earnings (loss) of foreign operations for 2015, 2014 and 2013 were $773 million, $412 million and $(55) million, respectively. These amounts represent only a portion of total results associated with international shipments and accordingly, do not represent our international results of operations.

A reconciliation of total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes for the years ended May 31 is as follows (in millions):

	2015	2014	2013
Taxes computed at federal statutory rate	$569	$1,280	$1,518
Increases (decreases) in income tax from:
State and local income taxes, net of federal benefit	36	90	117
Foreign operations	(43)	(38)	(21)
Other, net	15	2	8

	$577	$1,334	$1,622

Effective Tax Rate	35.5%	36.5%	37.4%

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$93	$3,872	$120	$3,730
Employee benefits	2,029	13	1,464	11
Self-insurance accruals	607	—	555	—
Other	477	414	368	366
Net operating loss/credit carryforwards	326	—	333	—
Valuation allowances	(224)	—	(245)	—

	$3,308	$4,299	$2,595	$4,107

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2015	2014
Current deferred tax assets	$606	$522
Noncurrent deferred tax assets(1)	150	80
Noncurrent deferred tax liabilities	(1,747)	(2,114)

	$(991)	$(1,512)

(1)	Noncurrent deferred tax assets are included in the line item Other Assets in our Consolidated Balance Sheet.

We have $968 million of net operating loss carryovers in various foreign jurisdictions and $589 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2016. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred income tax liabilities, the overall business environment, our historical financial results and potential current and future tax planning strategies. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.

Permanently reinvested earnings of our foreign subsidiaries amounted to $1.9 billion at the end of 2015 and $1.6 billion at the end of 2014. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2015, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided an approximate $48 million benefit to our provision for income taxes. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $478 million at the end of 2015 and $471 million at the end of 2014.

In 2015, approximately 75% of our total enterprise-wide income was earned in U.S. companies of FedEx that are taxable in the United States, a reduction from 2014 due to our adoption of MTM accounting. As a U.S. airline, our FedEx Express unit is required by Federal Aviation Administration and other rules to conduct its air operations, domestic and international, through a U.S. company. However, we serve more than 220 countries and territories around the world, and are required to establish legal entities in many of them. Most of our entities in those countries are operating entities, engaged in picking up and delivering packages and performing other transportation services. We are continually expanding our global network to meet our customers’ needs, which requires increasing investment outside the U.S. We typically use cash generated overseas to fund these investments and have a foreign holding company which manages our investments in several foreign operating companies.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2015	2014	2013
Balance at beginning of year	$38	$47	$51
Increases for tax positions taken in the current year	1	1	1
Increases for tax positions taken in prior years	6	3	3
Decreases for tax positions taken in prior years	(2)	(3)	(3)
Settlements	(2)	(6)	(9)
Increases due to acquisitions	—	—	4
Decrease from lapse of statute of limitations	—	(3)	(2)
Changes due to currency translation	(5)	(1)	2

Balance at end of year	$36	$38	$47

Our liabilities recorded for uncertain tax positions include $31 million at May 31, 2015 and $33 million at May 31, 2014 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $19 million on May 31, 2015 and May 31, 2014. Total interest and penalties included in our consolidated statements of income are immaterial.

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

During the fourth quarter of 2015, we adopted mark-to-market accounting for the recognition of our actuarial gains and losses related to our defined benefit pension and postretirement healthcare plans as described in Note 1.

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in either expense or AOCI of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan.

A summary of our retirement plans costs over the past three years is as follows, as well as the amounts associated with each component of the pre-tax mark-to-market loss (gain) (in millions):

	2015	2014	2013
Defined benefit pension plans	$(41)	$99	$163
Defined contribution plans	385	363	354
Postretirement healthcare plans	81	78	78
Retirement plans mark-to-market adjustment	2,190	15	(1,368)

	$2,615	$555	$(773)

The components of the pre-tax mark-to-market losses (gains) are as follows, in millions:

Discount rate changes	$791	$705	$(1,076)
Actual versus expected return on assets	(35)	(1,013)	(696)
Demographic assumption changes	1,434	323	404

Total mark-to-market loss (gain)	$2,190	$15	$(1,368)

2015

The implementation of new U.S. mortality tables in 2015 resulted in an increased participant life expectancy assumption, which increased the overall projected benefit obligation by $1.2 billion. The weighted average discount rate for all of our pension and postretirement healthcare plans declined from 4.57% at May 31, 2014 to 4.38% at May 31, 2015.

2014

The actual rate of return on our U.S. Pension Plan assets of 13.3% exceeded our expected return of 7.75% primarily due to a favorable investment environment for global equity markets. The weighted average discount rate for all of our pension and postretirement healthcare plans decreased from 4.76% at May 31, 2013 to 4.57% at May 31, 2014.

2013

The weighted average discount rate for all of our pension and postretirement healthcare plans increased from 4.44% at May 31, 2012 to 4.76% at May 31, 2013. The actual rate of return on our U.S. Pension Plan assets of 12.1% exceeded our expected return of 8.0% primarily due to a favorable investment environment for global equity and credit markets.

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

We use a measurement date of May 31 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year. Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are immediately recognized and expensed in a fourth quarter mark-to-market adjustment.

Weighted-average actuarial assumptions for our primary U.S. retirement plans, which represent substantially all of our PBO and accumulated postretirement benefit obligation (“APBO”), are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2015	2014	2013	2015	2014	2013
Discount rate used to determine benefit obligation	4.42%	4.60%	4.79%	4.60%	4.70%	4.91%
Discount rate used to determine net periodic benefit cost	4.60	4.79	4.44	4.70	4.91	4.55
Rate of increase in future compensation levels used to determine benefit obligation	4.62	4.56	4.54	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.56	4.54	4.62	—	—	—
Expected long-term rate of return on assets - Consolidated	7.75	7.75	8.00	—	—	—
Expected long-term rate of return on assets - Segment Reporting	6.50	6.50	6.50	—	—	—

The expected average rate of return on plan assets is the expected future long-term rate of earnings on plan assets and is a forward-looking assumption that materially affects our pension cost. Establishing the expected future rate of investment return on our pension assets is a judgmental matter. We review the expected long-term rate of return on an annual basis and revise it as appropriate. Management considers the following factors in determining this assumption:

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

Our consolidated expected long-term rate of return on plan assets was 7.75% in 2015 and 2014 and 8% in 2013. Our actual return in each of the past three years exceeded those amounts for our principal U.S. domestic pension plan. However, for 2016, we have lowered our EROA assumption for long-term returns on plan assets to 6.50% as we continue to implement our asset and liability management strategy. In lowering this assumption we considered our historical returns, our current capital markets outlook and our investment strategy for our plan assets, including the impact of the duration of our plan liability.

Our actual return on plan assets has contracted from 2014 as we have increased our asset allocation to lower yielding fixed income investments. For the 15-year period ended May 31, 2015, our actual annual returns were 6.70%.

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our pension plan assets are invested primarily in publicly tradeable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. Our largest holding classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government/Long Corporate Index), and U.S. and International Large Cap Equities (which are mainly indexed to the S&P 500 Index and other global indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. As part of our strategy to manage pension costs and funded status volatility, we have transitioned to a liability-driven investment strategy to better align plan assets with liabilities. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

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

The fair values of investments by level and asset category and the weighted-average asset allocations for our domestic pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2015
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$738	3%	0 - 5%	$36	$702
Equities			35 - 55
U.S. large cap equity	4,291	19		302	3,989
International equities	3,064	14		2,429	635
Global equities	2,579	11			2,579
U.S. SMID cap equity	979	4		979
Private equities	226	1				$226
Fixed income securities			45 - 65
Corporate	6,455	28			6,455
Government	4,645	20			4,645
Mortgage backed and other	213	1			213
Other	(184)	(1)		(181)	(3)

	$23,006	100%		$3,565	$19,215	$226

	2014
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$313	2%	0 - 5%	$55	$258
Equities			35 - 55
U.S. large cap equity	5,196	24		55	5,141
International equities	2,652	12		2,206	446
Global equities	1,367	7			1,367
U.S. SMID cap equity	886	4		886
Private equities	276	1				$276
Fixed income securities			45 - 65
Corporate	5,758	27			5,758
Government	4,782	22			4,782
Mortgage backed and other	275	1			275
Other	(61)	—		(61)

	$21,444	100%		$3,141	$18,027	$276

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	2015	2014
Balance at beginning of year	$276	$332
Actual return on plan assets:
Assets held during current year	(15)	(17)
Assets sold during the year	43	53
Purchases, sales and settlements	(78)	(92)

Balance at end of year	$226	$276

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2015 and a statement of the funded status as of May 31, 2015 and 2014 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2015	2014	2015	2014
Accumulated Benefit Obligation (“ABO”)	$26,793	$23,805

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$24,578	$22,600	$883	$828
Service cost	653	657	40	38
Interest cost	1,096	1,055	41	40
Actuarial loss	2,231	1,021	6	5
Benefits paid	(815)	(801)	(73)	(62)
Other	(231)	46	32	34

PBO/APBO at the end of year	$27,512	$24,578	$929	$883

Change in Plan Assets
Fair value of plan assets at the beginning of year	$21,907	$19,433	$—	$—
Actual return on plan assets	1,718	2,509	—	—
Company contributions	746	727	37	28
Benefits paid	(815)	(801)	(73)	(62)
Other	(51)	39	36	34

Fair value of plan assets at the end of year	$23,505	$21,907	$—	$—

Funded Status of the Plans	$(4,007)	$(2,671)	$(929)	$(883)

Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$26	5
Current pension, postretirement healthcare and other benefit obligations	(34)	$(41)	$(42)	$(41)
Noncurrent pension, postretirement healthcare and other benefit obligations	(3,999)	(2,635)	(887)	(842)

Net amount recognized	$(4,007)	$(2,671)	$(929)	$(883)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service (credit) cost and other	$(668)	$(670)	$—	$1
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Prior service credit and other	$(121)	$(115)	$—	$—

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2015
Qualified	$26,365	$23,006	$(3,359)
Nonqualified	271	—	(271)
International Plans	876	499	(377)

Total	$27,512	$23,505	$(4,007)

2014
Qualified	$23,439	$21,444	$(1,995)
Nonqualified	280	—	(280)
International Plans	859	463	(396)

Total	$24,578	$21,907	$(2,671)

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

	PBO Exceeds the Fair Value of Plan Assets
	2015	2014
Pension Benefits
Fair value of plan assets	$23,099	$21,543
PBO	(27,132)	(24,219)

Net funded status	$(4,033)	$(2,676)

	ABO Exceeds the Fair Value of Plan Assets
	2015	2014
Pension Benefits
ABO(1)	$(26,413)	$(23,447)

Fair value of plan assets	23,099	21,542
PBO	(27,132)	(24,218)

Net funded status	$(4,033)	$(2,676)

(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2015	2014
Required	$388	$645
Voluntary	272	15

	$660	$660

For 2016, we anticipate making contributions to our U.S. Pension Plans totaling $660 million (approximately $500 million of which are required).

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2015	2014	2013	2015	2014	2013
Service cost	$653	$657	$692	$40	$38	$42
Interest cost	1,096	1,055	968	41	40	36
Expected return on plan assets	(1,678)	(1,495)	(1,383)	—	—	—
Amortization of prior service credit	(115)	(115)	(114)	—
Actuarial losses (gains) and other	2,190	7	(1,350)	6	5	(17)

Net periodic benefit cost	$2,146	$109	$(1,187)	$87	$83	$61

Amounts recognized in OCI for all plans for the years ended May 31 were as follows (in millions):

	2015				2014
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Prior service cost arising during period	$(113)	$(72)	$(1)	$—	$(1)	$(1)	$—	$—
Amortizations:
Prior services credit	115	72	—	—	115	77	—	—

Total recognized in OCI	$2	$—	$(1)	$—	$114	$76	$—	$—

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (millions):

	Pension Plans	Postretirement Healthcare Plans
2016	$913	$42
2017	998	42
2018	1,047	45
2019	1,147	46
2020	1,258	48
2021-2025	8,107	275

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.3% during 2016, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2015 or 2015 benefit expense because the level of these benefits is capped.

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

Operating expenses for each of our transportation segments include the allocations from the FedEx Services segment to the respective transportation segments. These allocations also include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions and our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

During the fourth quarter of 2015, we changed our method of accounting for our defined benefit pension and postretirement healthcare plans to immediately recognize actuarial gains and losses resulting from the remeasurement of these plans in earnings in the fourth quarter of each fiscal year. In addition, for purposes of calculating the EROA, we will no longer use an averaging technique for the market-related value of plan assets but instead will use actual fair value of plan assets. This method of accounting is referred to as MTM accounting as described in Note 1. Our segment operating results follow internal management reporting, which is used for making operating decisions and assessing performance. Historically, net total benefit cost was allocated to each segment. We continue to record service cost, interest cost and EROA at the business segments. Annual recognition of actuarial gains and losses will be reflected in our segment results only at the corporate level. Additionally, although the actual asset returns are recognized in each fiscal year through a MTM adjustment, we continue to recognize an EROA in the determination of net pension cost. At the segment level, we have set our EROA at 6.5% for all periods presented, which will equal our consolidated EROA assumption for 2016. In fiscal years where the consolidated EROA is greater than 6.5%, that difference is reflected as a credit in “Corporate, eliminations and other.” We have adjusted prior-period segment information to conform to the current period’s presentation to ensure comparability of the segment results across all periods, including comparisons going forward in 2016.

In addition, in 2015, we ceased allocating to our transportation segments the costs associated with our corporate headquarters division. These costs included services related to general oversight functions, including executive officers and certain legal and finance functions. This change allows for additional transparency and improved management of our corporate oversight costs. These costs are included in “Corporate, eliminations and other” in our segment reporting and reconciliations. Prior year amounts have been revised to conform to the current year segment presentation. This change did not impact our condensed consolidated financial statements included in Note 21.

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

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment(1)	FedEx Ground Segment(2)	FedEx Freight Segment(3)	FedEx Services Segment	Corporate, eliminations and other(5)	Consolidated Total
Revenues
2015	$ 27,239	$ 12,984	$ 6,191	$ 1,545	$ (506)	$ 47,453
2014	27,121	11,617	5,757	1,536	(464)	45,567
2013	27,171	10,578	5,401	1,580	(443)	44,287
Depreciation and amortization
2015	$ 1,460	$ 530	$ 230	$ 390	$ 1	$ 2,611
2014	1,488	468	231	399	1	2,587
2013	1,350	434	217	384	1	2,386
Operating income
2015	$ 1,584	$ 2,172	$ 484	$ —	$ (2,373)	$ 1,867
2014	1,428	2,021	351	—	15	3,815
2013	929	1,859	246	—	1,400	4,434
Segment assets(4)
2015	$ 20,759	$ 11,764	$ 3,530	$ 5,357	$ (4,341)	$ 37,069
2014	19,901	8,466	3,216	5,186	(3,699)	33,070
2013	18,935	7,353	2,953	4,879	(553)	33,567

(1)

FedEx Express segment 2015 operating income includes $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. FedEx Express segment 2013 operating income includes $405 million of direct and allocated business realignment costs and an impairment charge of $100 million resulting from the decision to retire 10 aircraft and related engines.

(2)	FedEx Ground segment 2013 operating income includes $105 million of allocated business realignment costs.

(3)	FedEx Freight segment 2013 operating income includes $50 million in direct and allocated business realignment costs.

(4)	Segment assets include intercompany receivables.

(5)

Operating income includes a loss of $2.2 billion in 2015, a loss of $15 million in 2014 and a gain of $1.4 billion in 2013 associated with our mark-to-market pension accounting. Operating income in 2015 also includes a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2015	$2,380	$1,248	$337	$381	$1	$4,347
2014	1,994	850	325	363	1	3,533
2013	2,067	555	326	424	3	3,375

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2015	2014	2013
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$6,704	$6,555	$6,513
U.S. overnight envelope	1,629	1,636	1,705
U.S. deferred	3,342	3,188	3,020

Total U.S. domestic package revenue	11,675	11,379	11,238
International priority	6,251	6,451	6,586
International economy	2,301	2,229	2,046

Total international export package revenue	8,552	8,680	8,632
International domestic(1)	1,406	1,446	1,398

Total package revenue	21,633	21,505	21,268
Freight:
U.S.	2,300	2,355	2,562
International priority	1,588	1,594	1,678
International airfreight	180	205	276

Total freight revenue	4,068	4,154	4,516
Other(2)	1,538	1,462	1,387

Total FedEx Express segment	27,239	27,121	27,171
FedEx Ground segment:
FedEx Ground	11,563	10,634	9,652
FedEx SmartPost	1,005	983	926
GENCO	416	—	—

Total FedEx Ground segment	12,984	11,617	10,578
FedEx Freight segment	6,191	5,757	5,401
FedEx Services segment	1,545	1,536	1,580
Other and eliminations	(506)	(464)	(443)

	$47,453	$45,567	$44,287

GEOGRAPHICAL INFORMATION(3)

Revenues:
U.S.	$34,216	$32,259	$30,948
International:
FedEx Express segment	12,772	12,916	12,959
FedEx Ground segment	311	248	234
FedEx Freight segment	142	130	112
FedEx Services segment	12	14	34

Total international revenue	13,237	13,308	13,339

	$47,453	$45,567	$44,287

Noncurrent assets:
U.S.	$23,514	$20,658	$19,637
International	2,614	2,729	2,656

	$26,128	$23,387	$22,293

(1)	International domestic revenues represent our international intra-country express operations.

(2)	Includes FedEx Trade Networks, FedEx SupplyChain Systems and Bongo.

(3)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2015	2014	2013
Cash payments for:
Interest (net of capitalized interest)	$201	$131	$80

Income taxes	$1,122	$820	$687
Income tax refunds received	(9)	(54)	(219)

Cash tax payments, net	$1,113	$766	$468

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

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as operating leases. FedEx Express has unconditionally guaranteed $483 million in principal of these bonds (with total future principal and interest payments of approximately $578 million as of May 31, 2015) through these leases.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2015 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total

2016	$ 1,255	$ 1,060	$ 2,315
2017	1,024	235	1,259
2018	1,399	128	1,527
2019	1,017	69	1,086
2020	662	22	684
Thereafter	3,786	89	3,875

Total	$ 9,143	$ 1,603	$ 10,746

(1)	Primarily equipment, advertising contracts and in 2016, approximately $500 million of estimated required quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2015, our obligation to purchase three Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

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

We had $472 million in deposits and progress payments as of May 31, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2015, with the year of expected delivery:

	B767F	B777F	Total
2016	11	2	13
2017	12	—	12
2018	11	2	13
2019	6	2	8
2020	—	3	3
Thereafter	—	9	9

Total	40	18	58

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

On July 8, 2015, the Seventh Circuit issued an order and opinion confirming the decision of the Kansas Supreme Court, concluding that the class members are employees, not independent contractors. Additionally, the Seventh Circuit referred the other 19 cases to a representative of the court for purposes of setting a case management conference to address briefing and argument for those cases.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of these matters settled for immaterial amounts and have received court approval. One of the cases is currently pending in the Eastern District of Arkansas. Another case was appealed to the Eleventh Circuit Court of Appeals where the court reversed the class-wide summary judgment decision on May 28, 2015 and remanded the case for trial, holding that there are disputed issues of fact as to whether the class members are employees or independent contractors. Two cases in Oregon and one in California were appealed to the Ninth Circuit Court of Appeals, where the court reversed the district court decisions and held that the plaintiffs in California and Oregon were employees as a matter of law and remanded the cases to their respective district courts for further proceedings. In the first quarter of 2015, we recognized an accrual for the then-estimated probable loss in those cases that was required to be recognized pursuant to applicable accounting standards. This amount was immaterial.

In June 2015, the parties in the California case engaged in mediation and reached an agreement to settle the matter for $228 million, and we have increased the accrual to that amount. The settlement agreement has been filed with the court for approval.

In the Oregon cases, material exposure above the accrued amount is reasonably possible. We continue to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible loss in excess of the amount accrued. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of full-time drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the cases. Further, the range of potential loss could be impacted substantially by future rulings by the court, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues.

With respect to the matters that are pending outside of Oregon, it is reasonably possible that potential loss in some of these lawsuits or changes to the independent contractor status of FedEx Ground’s owner-operators could be material. Similar to our analysis of loss contingency in the Oregon cases, we continue to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. As a consequence of many of the same factors described above, as well as others that are specific to these cases, we are not currently able to estimate a range of reasonably possible loss. We do not believe that a material loss is probable in these matters.

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

City and State of New York Cigarette Suit. On December 30, 2013, the City of New York filed suit against FedEx Express and FedEx Ground arising from our alleged shipments of cigarettes to New York City residents. The claims against FedEx Express were subsequently dismissed. On March 30, 2014, the complaint was amended adding the State of New York as a plaintiff. Beyond the addition of the State as a plaintiff, the amended complaint contains several amplifications of the previous claims. First, the claims now relate to four shippers, none of which continues to ship in our network. Second, the amended complaint contains a count for violation of the Assurance of Compliance (“AOC”) we had previously entered into with the State of New York, claiming that since 2006, FedEx has made shipments of cigarettes to residences in New York in violation of the AOC. Lastly, the amendment contains new theories of Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations. In May 2014, we filed a motion to dismiss almost all of the claims. On November 12, 2014, the City and State of New York filed a separate but almost identical lawsuit that includes two additional shippers. This complaint was amended in May 2015 to include additional shippers. On March 9, the court ruled on our motion to dismiss in the first case, granting our motions to limit the applicable statute of limitations to four years and to dismiss a portion of the claims. The court, however, denied our motion to dismiss some of the claims, including the RICO claims. Loss in these lawsuits is reasonably possible, but the amount of any loss is expected to be immaterial.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

In February 2014, FedEx Ground received oral communications from District Attorneys’ Offices (representing California’s county environmental authorities) and the California Attorney General’s Office (representing the California Division of Toxic Substances Control (“DTSC”)) that they were seeking civil penalties for alleged violations of the state’s hazardous waste regulations. Specifically, the California environmental authorities alleged that FedEx Ground improperly generates and/or handles, stores and transports hazardous waste from its stations to its hubs in California. In April 2014, FedEx Ground filed a declaratory judgment action in the United States District Court for the Eastern District of California against the Director of the California Division of Toxic Substances Control and the county District Attorneys with whom we have been negotiating. In June 2014, the California Attorney General filed a complaint against FedEx Ground in Sacramento County Superior Court alleging violations of FedEx Ground as described above. The County District Attorneys filed a similar complaint in Sacramento County Superior Court in July 2014. The county and state authorities filed a motion to dismiss FedEx Ground’s declaratory judgment action, and their motion was granted on January 22, 2015. FedEx Ground filed a notice of appeal with the Ninth Circuit Court of Appeals on February 23, 2015. Loss is probable as to the enforcement action commenced by the county authorities, and we have established an accrual for the estimated probable loss. This amount was immaterial. Loss is reasonably possible as to the action commenced by the DTSC; however, the amount of any loss is expected to be immaterial.

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

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011. On April 30, 2015, the court dismissed the case, finding that the plaintiff failed to provide certain evidence necessary to allow the case to proceed. The plaintiff filed a notice of appeal on May 26, 2015.

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

On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. In April 2015, the FCA issued a report responding to the observations submitted by all companies involved in the investigation. We submitted an answer to the FCA’s report in early July. Loss in this matter is probable, and we established an accrual for the estimated probable loss. This amount was immaterial.

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

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2015(1)
Revenues	$11,684	$11,939	$11,716	$12,114
Operating income (loss)	1,062	1,088	1,038	(1,321)
Net income (loss)	653	663	628	(895)
Basic earnings (loss) per common share(2)	2.29	2.34	2.21	(3.16)
Diluted earnings (loss) per common share(2)	2.26	2.31	2.18	(3.16)

2014(1)
Revenues	$11,024	$11,403	$11,301	$11,839
Operating income	891	923	737	1,264
Net income	548	559	437	780
Basic earnings per common share(2)	1.73	1.77	1.44	2.66
Diluted earnings per common share(2)	1.72	1.75	1.42	2.62

(1)

The fourth quarter of 2015 includes a $2.2 billion retirement plans mark-to-market loss, $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines at FedEx Express and a $197 million reserve increase due to the settlement of a legal matter at FedEx Ground. In addition, the first, second and third quarters of 2015 and all quarters of 2014 have been recast to conform to the current year presentation reflecting the retirement plans accounting changes discussed further in Note 1 and Note 13 and that were included in our June 12, 2015, Form 8-K filing with the Securities and Exchange Commission.

(2)	The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended. FedEx Express, however, currently files reports under such act.

The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $7.0 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,383	$487	$971	$(78)	$3,763
Receivables, less allowances	3	4,383	1,385	(52)	5,719
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	41	689	123	—	853
Deferred income taxes	—	571	35	—	606

Total current assets	2,427	6,130	2,514	(130)	10,941

PROPERTY AND EQUIPMENT, AT COST	29	40,364	2,471	—	42,864
Less accumulated depreciation and amortization	23	20,685	1,281	—	21,989

Net property and equipment	6	19,679	1,190	—	20,875

INTERCOMPANY RECEIVABLE	—	686	1,563	(2,249)	—
GOODWILL	—	1,552	2,258	—	3,810
INVESTMENT IN SUBSIDIARIES	23,173	3,800	—	(26,973)	—
OTHER ASSETS	2,752	898	477	(2,684)	1,443

	$28,358	$32,745	$8,002	$(32,036)	$37,069

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$7	$12	$—	$19
Accrued salaries and employee benefits	34	1,208	194	—	1,436
Accounts payable	5	1,433	758	(130)	2,066
Accrued expenses	604	1,557	275	—	2,436

Total current liabilities	643	4,205	1,239	(130)	5,957

LONG-TERM DEBT, LESS CURRENT PORTION	6,978	248	23	—	7,249
INTERCOMPANY PAYABLE	2,249	—	—	(2,249)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,206	225	(2,684)	1,747
Other liabilities	3,495	3,367	261	—	7,123

Total other long-term liabilities	3,495	7,573	486	(2,684)	8,870
STOCKHOLDERS’ INVESTMENT	14,993	20,719	6,254	(26,973)	14,993

	$28,358	$32,745	$8,002	$(32,036)	$37,069

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2014

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,756	$441	$861	$(150)	$2,908
Receivables, less allowances	2	4,338	1,151	(31)	5,460
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	59	674	60	—	793
Deferred income taxes	—	501	21	—	522

Total current assets	1,817	5,954	2,093	(181)	9,683

PROPERTY AND EQUIPMENT, AT COST	28	38,303	2,360	—	40,691
Less accumulated depreciation and amortization	22	19,899	1,220	—	21,141

Net property and equipment	6	18,404	1,140	—	19,550

INTERCOMPANY RECEIVABLE	—	2,366	1,320	(3,686)	—
GOODWILL	—	1,552	1,238	—	2,790
INVESTMENT IN SUBSIDIARIES	22,148	3,745	—	(25,893)	—
OTHER ASSETS	2,088	747	250	(2,038)	1,047

	$26,059	$32,768	$6,041	$(31,798)	$33,070

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$1	$—	$—	$1
Accrued salaries and employee benefits	55	1,042	180	—	1,277
Accounts payable	2	1,530	620	(181)	1,971
Accrued expenses	405	1,444	214	—	2,063

Total current liabilities	462	4,017	1,014	(181)	5,312

LONG-TERM DEBT, LESS CURRENT PORTION	4,487	249	—	—	4,736
INTERCOMPANY PAYABLE	3,686	—	—	(3,686)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,059	93	(2,038)	2,114
Other liabilities	2,147	3,230	254	—	5,631

Total other long-term liabilities	2,147	7,289	347	(2,038)	7,745
STOCKHOLDERS’ INVESTMENT	15,277	21,213	4,680	(25,893)	15,277

	$26,059	$32,768	$6,041	$(31,798)	$33,070

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$39,420	$8,414	$(381)	$47,453

OPERATING EXPENSES:
Salaries and employee benefits	106	14,626	2,378	—	17,110
Purchased transportation	—	5,802	2,878	(197)	8,483
Rentals and landing fees	5	2,322	360	(5)	2,682
Depreciation and amortization	1	2,370	240	—	2,611
Fuel	—	3,632	88	—	3,720
Maintenance and repairs	1	1,949	149	—	2,099
Impairment and other charges	—	276	—	—	276
Retirement plans mark-to-market adjustment	—	2,075	115	—	2,190
Intercompany charges, net	(450)	117	333	—	—
Other	337	4,946	1,311	(179)	6,415

	—	38,115	7,852	(381)	45,586

OPERATING INCOME	—	1,305	562	—	1,867

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,050	337	—	(1,387)	—
Interest, net	(247)	23	3	—	(221)
Intercompany charges, net	253	(265)	12	—	—
Other, net	(6)	(32)	19	—	(19)

INCOME BEFORE INCOME TAXES	1,050	1,368	596	(1,387)	1,627

Provision for income taxes	—	390	187	—	577

NET INCOME	$1,050	$978	$409	$(1,387)	$1,050

COMPREHENSIVE INCOME	$1,053	$929	$121	$(1,387)	$716

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2014

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$38,088	$7,820	$(341)	$45,567

OPERATING EXPENSES:
Salaries and employee benefits	99	13,936	2,136	—	16,171
Purchased transportation	—	5,374	2,796	(159)	8,011
Rentals and landing fees	5	2,282	340	(5)	2,622
Depreciation and amortization	1	2,379	207	—	2,587
Fuel	—	4,460	97	—	4,557
Maintenance and repairs	1	1,734	127	—	1,862
Retirement plans mark-to-market adjustment	—	13	2	—	15
Intercompany charges, net	(209)	(125)	334	—	—
Other	103	4,823	1,178	(177)	5,927

	—	34,876	7,217	(341)	41,752

OPERATING INCOME	—	3,212	603	—	3,815

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,324	412	—	(2,736)	—
Interest, net	(167)	16	9	—	(142)
Intercompany charges, net	172	(194)	22	—	—
Other, net	(5)	(14)	4	—	(15)

INCOME BEFORE INCOME TAXES	2,324	3,432	638	(2,736)	3,658

Provision for income taxes	—	1,141	193	—	1,334

NET INCOME	$2,324	$2,291	$445	$(2,736)	$2,324

COMPREHENSIVE INCOME	$2,248	$2,294	$417	$(2,736)	$2,223

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2013

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$37,073	$7,543	$(329)	$44,287

OPERATING EXPENSES:
Salaries and employee benefits	103	13,877	2,075	—	16,055
Purchased transportation	—	4,839	2,574	(141)	7,272
Rentals and landing fees	5	2,198	324	(6)	2,521
Depreciation and amortization	1	2,200	185	—	2,386
Fuel	—	4,650	96	—	4,746
Maintenance and repairs	1	1,791	117	—	1,909
Business realignment, impairment and other charges	21	639	—	—	660
Retirement plans mark-to-market adjustment	—	(1,335)	(33)	—	(1,368)
Intercompany charges, net	(227)	(329)	556	—	—
Other	96	4,565	1,193	(182)	5,672

	—	33,095	7,087	(329)	39,853

OPERATING INCOME	—	3,978	456	—	4,434

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,716	245	—	(2,961)	—
Interest, net	(108)	42	5	—	(61)
Intercompany charges, net	113	(131)	18	—	—
Other, net	(5)	(20)	(10)	—	(35)

INCOME BEFORE INCOME TAXES	2,716	4,114	469	(2,961)	4,338

Provision for income taxes	—	1,416	206	—	1,622

NET INCOME	$2,716	$2,698	$263	$(2,961)	$2,716

COMPREHENSIVE INCOME	$2,644	$2,697	$314	$(2,961)	$2,694

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(727)	$5,446	$575	$72	$5,366

INVESTING ACTIVITIES
Capital expenditures	(1)	(4,139)	(207)	—	(4,347)
Business acquisitions, net of cash acquired	(1,429)	—	—	—	(1,429)
Proceeds from asset dispositions and other	—	42	(18)	—	24

CASH USED IN INVESTING ACTIVITIES	(1,430)	(4,097)	(225)	—	(5,752)

FINANCING ACTIVITIES
Net transfers from (to) Parent	1,431	(1,502)	71	—	—
Payment on loan between subsidiaries	—	267	(267)	—	—
Intercompany dividends	—	68	(68)	—	—
Principal payments on debt	—	(1)	(4)	—	(5)
Proceeds from debt issuance	2,491	—	—	—	2,491
Proceeds from stock issuances	320	—	—	—	320
Excess tax benefit on the exercise of stock options	51	—	—	—	51
Dividends paid	(227)	—	—	—	(227)
Purchase of treasury stock	(1,254)	—	—	—	(1,254)
Other, net	(27)	(105)	105	—	(27)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,785	(1,273)	(163)	—	1,349

Effect of exchange rate changes on cash	(1)	(30)	(77)	—	(108)

Net increase in cash and cash equivalents	627	46	110	72	855
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$2,383	$487	$971	$(78)	$3,763

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8)	$3,790	$535	$(53)	$4,264

INVESTING ACTIVITIES
Capital expenditures	(1)	(3,230)	(302)	—	(3,533)
Business acquisitions, net of cash acquired	—	(36)	—	—	(36)
Proceeds from asset dispositions and other	—	37	(19)	—	18

CASH USED IN INVESTING ACTIVITIES	(1)	(3,229)	(321)	—	(3,551)

FINANCING ACTIVITIES
Net transfers from (to) Parent	588	(546)	(42)	—	—
Payment on loan between subsidiaries	—	(4)	4	—	—
Intercompany dividends	—	54	(54)	—	—
Principal payments on debt	(250)	(4)	—	—	(254)
Proceeds from debt issuances	1,997	—	—	—	1,997
Proceeds from stock issuances	557	—	—	—	557
Excess tax benefit on the exercise of stock options	44	—	—	—	44
Dividends paid	(187)	—	—	—	(187)
Purchase of treasury stock	(4,857)	—	—	—	(4,857)
Other, net	(19)	(16)	16	—	(19)

CASH USED IN FINANCING ACTIVITIES	(2,127)	(516)	(76)	—	(2,719)

Effect of exchange rate changes on cash	—	(9)	6	—	(3)

Net (decrease) increase in cash and cash equivalents	(2,136)	36	144	(53)	(2,009)
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$1,756	$441	$861	$(150)	$2,908

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2013

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$247	$3,936	$486	$19	$4,688

INVESTING ACTIVITIES
Capital expenditures	(3)	(3,029)	(343)	—	(3,375)
Business acquisitions, net of cash acquired	—	—	(483)	—	(483)
Proceeds from asset dispositions and other	—	49	6	—	55

CASH USED IN INVESTING ACTIVITIES	(3)	(2,980)	(820)	—	(3,803)

FINANCING ACTIVITIES
Net transfers from (to) Parent	141	(58)	(83)	—	—
Payment on loan between subsidiaries	—	(385)	385	—	—
Intercompany dividends	—	21	(21)	—	—
Principal payments on debt	—	(417)	—	—	(417)
Proceeds from debt issuance	1,739	—	—	—	1,739
Proceeds from stock issuances	280	—	—	—	280
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(177)	—	—	—	(177)
Purchase of treasury stock	(246)	—	—	—	(246)
Other, net	(18)	(119)	119	—	(18)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,742	(958)	400	—	1,184

Effect of exchange rate changes on cash	—	(10)	15	—	5

Net increase (decrease) in cash and cash equivalents	1,986	(12)	81	19	2,074
Cash and cash equivalents at beginning of period	1,906	417	636	(116)	2,843

Cash and cash equivalents at end of period	$3,892	$405	$717	$(97)	$4,917

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $7.4 billion at May 31, 2015 and $5.0 billion at May 31, 2014. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $208 million as of May 31, 2015 and $165 million as of May 31, 2014. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these benefit plans, as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets would also increase pension expense.

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, British pound, Brazilian real, Mexican peso and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2015, foreign currency fluctuations had a moderately positive impact on operating income. The impact of foreign currency fluctuations was slightly negative in 2014. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2015, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in an increase in operating income of $36 million for 2016. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

OTHER. We do not purchase or hold any derivative financial instruments for trading purposes.

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2015. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2015(1)(5)	2014(5)	2013(2)(5)	2012(3)(5)	2011(4)(5)
		(As Adjusted)
Operating Results
Revenues	$47,453	$45,567	$44,287	$42,680	$39,304
Operating income (loss)	1,867	3,815	4,434	(399)	2,115
Income (loss) before income taxes	1,627	3,658	4,338	(444)	2,002
Net income (loss)	1,050	2,324	2,716	(220)	1,289

Per Share Data
Earnings (loss) per share:
Basic	$3.70	$7.56	$8.61	$(0.70)	$4.09
Diluted	$3.65	$7.48	$8.55	$(0.70)	$4.06

Average shares of common stock outstanding	283	307	315	315	315
Average common and common equivalent shares outstanding	287	310	317	317	317
Cash dividends declared	$0.80	$0.60	$0.56	$0.52	$0.48

Financial Position
Property and equipment, net	$20,875	$19,550	$18,484	$17,248	$15,543
Total assets	37,069	33,070	33,567	29,903	27,385
Long-term debt, less current portion	7,249	4,736	2,739	1,250	1,667
Common stockholders’ investment	14,993	15,277	17,398	14,727	15,220

Other Operating Data
FedEx Express aircraft fleet	647	650	647	660	688

(1)

Results for 2015 include impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share) resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. See Note 1 to the accompanying consolidated financial statements. Additionally, results for 2015 include a charge of $197 million ($133 million, net of tax, or $0.46 per diluted share) in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement. See Note 18 to the accompanying consolidated financial statements.

(2)

Results for 2013 include $560 million ($353 million, net of tax, or $1.11 per diluted share) of business realignment costs and a $100 million ($63 million, net of tax, or $0.20 per diluted share) impairment charge resulting from the decision to retire 10 aircraft and related engines at FedEx Express. See Note 1 to the accompanying consolidated financial statements.

(3)

Results for 2012 include a $134 million ($84 million, net of tax, or $0.26 per diluted share) impairment charge resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve initially recorded in 2011.

(4)

Results for 2011 include charges of approximately $199 million ($104 million, net of tax and applicable variable incentive compensation impacts, or $0.33 per diluted share) for the combination of our FedEx Freight and FedEx National LTL operations and a $66 million reserve associated with a legal matter at FedEx Express.

(5)

Results include mark-to-market losses of $2.2 billion ($1.4 billion, net of tax, or $4.81 per diluted share) in 2015 and $15 million ($9 million, net of tax, or $0.03 per diluted share) in 2014, a gain of $1.4 billion ($835 million, net of tax, or $2.63 per diluted share) in 2013 and losses of $3.9 billion ($2.5 billion, net of tax, or $7.76 per diluted share) in 2012 and $555 million ($344 million, net of tax, or $1.09 per diluted share) in 2011 from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. See Note 1 and Note 13 of the accompanying consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2015 and 2014, and for each of the three years in the period ended May 31, 2015, and have issued our report thereon dated July 14, 2015 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2015

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2015, 2014, AND 2013

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2015	$81	$145	$—		$140	(a)	$86

2014	94	130	—		143	(a)	81

2013	94	167	—		167	(a)	94

Allowance for Revenue Adjustments

2015	$83	$—	$740	(b)	$724	(c)	$99

2014	82	—	626	(b)	625	(c)	83

2013	84	—	573	(b)	575	(c)	82

Inventory Valuation Allowance:

2015	$212	$23	$—		$28		$207

2014	205	20	—		13		212

2013	184	24	—		3		205

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2015	2014	2013	2012(1)	2011
		(As Adjusted)
Earnings (loss):
Income (loss) before income taxes	$1,627	$3,658	$4,338	$(444)	$2,002
Add back:
Interest expense, net of capitalized interest	235	160	82	52	86
Amortization of debt issuance costs	5	4	5	5	16
Portion of rent expense representative of interest factor	908	876	864	797	852

Earnings as adjusted	$2,775	$4,698	$5,289	$410	$2,956

Fixed Charges:
Interest expense, net of capitalized interest	$235	$160	$82	$52	$86
Capitalized interest	37	29	45	85	71
Amortization of debt issuance costs	5	4	5	5	16
Portion of rent expense representative of interest factor	908	876	864	797	852

	$1,185	$1,069	$996	$939	$1,025

Ratio of Earnings to Fixed Charges	2.3	4.4	5.3	—	2.9

(1)	Earnings for 2012 were inadequate to cover fixed charges. Additional earnings of $529 million would have been necessary to bring the ratio for this period to 1.0.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Merger Protocol, dated as of April 6, 2015, between FedEx and TNT Express N.V. (Filed as Exhibit 2.1 to FedEx’s Current Report on Form 8-K dated April 6, 2015 and filed April 9, 2015, and incorporated herein by reference.)

2.2	Irrevocable Undertaking, dated as of April 6, 2015, between FedEx and PostNL N.V. (Filed as Exhibit 2.2 to FedEx’s Current Report on Form 8-K dated April 6, 2015 and filed April 9, 2015, and incorporated herein by reference.)

Certificate of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated March 9, 2015 and filed March 10, 2015, and incorporated herein by reference.)

Long-Term Debt Instruments

4.1	Indenture, dated as of August 8, 2006, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.2	Supplemental Indenture No. 2, dated as of January 16, 2009, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated January 13, 2009 and filed January 16, 2009, and incorporated herein by reference.)

4.3	Form of 8.000% Note due 2019. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated January 13, 2009 and filed January 16, 2009, and incorporated herein by reference.)

4.4	Supplemental Indenture No. 3, dated as of July 27, 2012, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated July 24, 2012 and filed July 30, 2012, and incorporated herein by reference.)

4.5	Form of 2.625% Note due 2022. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated July 24, 2012 and filed July 30, 2012, and incorporated herein by reference.)

4.6	Form of 3.875% Note due 2042. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated July 24, 2012 and filed July 30, 2012, and incorporated herein by reference.)

4.7	Supplemental Indenture No. 4, dated as of April 11, 2013, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.8	Form of 2.70% Note due 2023. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.9	Form of 4.10% Note due 2043. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.10	Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.11	Form of 4.000% Note due 2024. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.12	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.13	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.14	Supplemental Indenture No. 6, dated as of January 9, 2015, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.15	Form of 2.300% Note due 2020. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.16	Form of 3.200% Note due 2025. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.17	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.18	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.19	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express (the “Composite Lease Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.7	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.9	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.16	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.20	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 23 (and related side letters) dated as of December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.26	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.27	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.29	Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.30	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.31	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.52 to FedEx Corporation’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.33	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.35	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.37	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.38	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.40	Amendment dated March 27, 2014 (but effective as of January 6, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.38 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.41	Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.42	Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.43	Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.44	Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.45	Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.46	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.47	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.49	Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.50	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.51	Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.52	Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.7 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.53	Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.8 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.54	Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.9 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.55	Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.10 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.56	Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.11 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.57	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.58	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.59	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.60	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreement

10.61	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

10.62	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.63	FedEx 1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to the 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)

10.64	Amendment to the 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.65	FedEx 1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to the 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.66	FedEx 2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to the 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)

10.67	Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.68	FedEx Incentive Stock Plan, as amended; Amendment to the Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans; Form of Terms and Conditions of stock option grant pursuant to the Incentive Stock Plan, as amended; and Form of Restricted Stock Agreement pursuant to the Incentive Stock Plan, as amended. (The Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Amendment to the Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to the Incentive Stock Plan, as amended, was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference.)

10.69	FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the United Kingdom Sub-Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

10.70	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.71	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.72	FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”); Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan; Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan; and Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (The 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and is incorporated herein by reference.)

10.73	Amended and Restated FedEx Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.74	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.75	Compensation Arrangements with Named Executive Officers.

10.76	Compensation Arrangements with Outside Directors. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated and filed September 29, 2014, and incorporated herein by reference.)

10.77	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.78	Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Michael L. Ducker, T. Michael Glenn, Alan B. Graf, Jr., Henry J. Maier and Christine P. Richards. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 147 of this Annual Report on Form 10-K).

*18	Letter on Change in Accounting Principles.

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.