Form 10-Q
period 2015-08-31
FEDEX CORP
filed 2015-09-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 16, 2015
Common Stock, par value $0.10 per share	282,379,446

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2015 and May 31, 2015	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2015 and 2014	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	25

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	26

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	49

ITEM 4. Controls and Procedures	49

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	50

ITEM 1A. Risk Factors	50

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

ITEM 6. Exhibits	50

Signature	52

Exhibit Index	E-1

Exhibit 2.1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 Instance Document

EX-101 Schema Document

EX-101 Calculation Linkbase Document

EX-101 Presentation Linkbase Document

EX-101 Definition Linkbase Document

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31,
	2015	May 31,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,543	$3,763
Receivables, less allowances of $190 and $185	5,617	5,719
Spare parts, supplies and fuel, less allowances of $214 and $207	488	498
Deferred income taxes	606	606
Prepaid expenses and other	449	355

Total current assets	10,703	10,941

PROPERTY AND EQUIPMENT, AT COST	43,989	42,864
Less accumulated depreciation and amortization	22,506	21,989

Net property and equipment	21,483	20,875

OTHER LONG-TERM ASSETS
Goodwill	3,792	3,810
Other assets	1,267	1,443

Total other long-term assets	5,059	5,253

	$37,245	$37,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2015	May 31,
	(Unaudited)	2015
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$14	$19
Accrued salaries and employee benefits	1,355	1,436
Accounts payable	2,049	2,066
Accrued expenses	2,426	2,436

Total current liabilities	5,844	5,957

LONG-TERM DEBT, LESS CURRENT PORTION	7,244	7,249

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,781	1,747
Pension, postretirement healthcare and other benefit obligations	4,806	4,893
Self-insurance accruals	1,186	1,120
Deferred lease obligations	766	711
Deferred gains, principally related to aircraft transactions	174	181
Other liabilities	161	218

Total other long-term liabilities	8,874	8,870

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2015 and May 31, 2015	32	32
Additional paid-in capital	2,814	2,786
Retained earnings	17,434	16,900
Accumulated other comprehensive income	10	172
Treasury stock, at cost	(5,007)	(4,897)

Total common stockholders’ investment	15,283	14,993

	$37,245	$37,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,

	2015	2014
REVENUES	$12,279	$11,684

OPERATING EXPENSES:
Salaries and employee benefits	4,525	4,114
Purchased transportation	2,344	2,054
Rentals and landing fees	695	660
Depreciation and amortization	648	651
Fuel	712	1,120
Maintenance and repairs	548	556
Other	1,663	1,467

	11,135	10,622

OPERATING INCOME	1,144	1,062

OTHER INCOME (EXPENSE):
Interest, net	(63)	(48)
Other, net	3	(2)

	(60)	(50)

INCOME BEFORE INCOME TAXES	1,084	1,012

PROVISION FOR INCOME TAXES	392	359

NET INCOME	$692	$653

EARNINGS PER COMMON SHARE:
Basic	$2.45	$2.29

Diluted	$2.42	$2.26

DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,

	2015	2014
NET INCOME	$692	$653

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $13 in 2015 and $9 in 2014	(138)	(31)
Amortization of prior service credit, net of tax of $7 in 2015 and $10 in 2014	(24)	(16)

	(162)	(47)

COMPREHENSIVE INCOME	$530	$606

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,

	2015	2014
Operating Activities:
Net income	$692	$653
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	648	651
Provision for uncollectible accounts	28	35
Stock-based compensation	53	48
Deferred income taxes and other noncash items	20	(22)
Changes in assets and liabilities:
Receivables	50	(86)
Other assets	(89)	(30)
Accounts payable and other liabilities	(151)	(257)
Other, net	(10)	(10)

Cash provided by operating activities	1,241	982

Investing Activities:
Capital expenditures	(1,209)	(720)
Proceeds from asset dispositions and other	10	4

Cash used in investing activities	(1,199)	(716)

Financing Activities:
Principal payments on debt	(15)	—
Proceeds from stock issuances	46	97
Excess tax benefit on the exercise of stock options	6	10
Dividends paid	(71)	(57)
Purchase of treasury stock	(190)	(791)

Cash used in financing activities	(224)	(741)

Effect of exchange rate changes on cash	(38)	(17)

Net decrease in cash and cash equivalents	(220)	(492)
Cash and cash equivalents at beginning of period	3,763	2,908

Cash and cash equivalents at end of period	$3,543	$2,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2015 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2015, and the results of our operations and cash flows for the three-month periods ended August 31, 2015 and 2014. Operating results for the three-month period ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2016 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

REVENUE RECOGNITION. On June 1, 2015, we began recording revenues associated with the FedEx SmartPost service on a gross basis including postal fees in revenues and expenses, versus our previous net treatment, due to operational changes occurring in 2016 which result in us being the principal in all cases for the FedEx SmartPost service. This change has been recognized prospectively.

BUSINESS ACQUISITIONS. As discussed in our Annual Report, on April 6, 2015, we entered into a conditional agreement to acquire TNT Express N.V. (“TNT Express”) for €4.4 billion (currently, approximately $5.0 billion). This combination is expected to expand our global portfolio, particularly in Europe, lower our costs to serve our European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. This acquisition is expected to be completed in the first half of calendar year 2016. The closing of the acquisition is subject to customary conditions, including obtaining all necessary approvals and competition clearances. We expect to secure all relevant competition approvals.

As discussed in our Annual Report, we completed our acquisitions of GENCO Distribution System, Inc. (“GENCO”) and Bongo International, LLC (“Bongo”) in the third quarter of 2015 and have included the financial results and estimated fair values of the assets and liabilities related to these acquisitions in the FedEx Ground and FedEx Express segments, respectively. These acquisitions are included in the accompanying balance sheets based on a preliminary allocation of the purchase price (summarized in the table below, in millions) which reflects immaterial updates from the May 31, 2015 estimate.

Current assets	$350
Property and equipment	113
Goodwill	1,170
Intangible assets	139
Other non-current assets	25
Current liabilities	(245)
Long-term liabilities	(97)

Total purchase price	$1,455

The goodwill recorded is primarily attributable to expected benefits from synergies of the combinations with existing businesses and other acquired entities and the work force in place at GENCO. The majority of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which are amortized on an accelerated basis over an estimated life of 15 years.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013. After participating in negotiations assisted by the National Mediation Board (“NMB”), the parties reached a Tentative Agreement (“TA”) on August 19, 2015. The TA is currently out for a membership ratification vote which will close in mid-October. If the TA is ratified, it will become effective November 2, 2015 and will become amendable in November 2021. If the TA is not ratified, the parties will reenter NMB mediated negotiations. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended. In addition to our pilots at FedEx Express, GENCO has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $53 million for the three-month period ended August 31, 2015 and $48 million for the three-month period ended August 31, 2014. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2016 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

TREASURY SHARES. In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. During the first quarter of 2016, we repurchased 1.1 million shares of FedEx common stock at an average price of $172 per share for a total of $190 million. As of August 31, 2015, 11.1 million shares remained under the share repurchase authorization. This authorization may be utilized to offset equity compensation dilution and for opportunistic repurchases based on market conditions and other factors. The timing and volume of repurchases are at the discretion of FedEx management.

DIVIDENDS DECLARED PER COMMON SHARE. On August 14, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The dividend will be paid on October 1, 2015 to stockholders of record as of the close of business on September 10, 2015. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(253)	$81
Translation adjustments	(138)	(31)

Balance at end of period	(391)	50

Retirement plans adjustments:
Balance at beginning of period	425	425
Reclassifications from AOCI	(24)	(16)

Balance at end of period	401	409

Accumulated other comprehensive income at end of period	$10	$459

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2015	2014
Amortization of retirement plans prior service credits, before tax	$31	$26	Salaries and employee benefits
Income tax benefit	(7)	(10)	Provision for income taxes

AOCI reclassifications, net of tax	$24	$16	Net income

(3) Financing Arrangements

In September 2015, we expect to file a new shelf registration statement with the SEC that will allow us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. The revolving credit agreement expires in March 2018. The agreement contains a financial covenant, which requires us to maintain a leverage ratio of adjusted debt (long-term debt, including the current portion of such debt, plus six times our last four fiscal quarters’ rentals and landing fees) to capital (adjusted debt plus total common stockholders’ investment) that does not exceed 70%. Our leverage ratio of adjusted debt to capital was 61% at August 31, 2015. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2015, no commercial paper was outstanding, and the entire $1 billion under the revolving credit facility was available for future borrowings.

Long-term debt, exclusive of capital leases, had a carrying value of $7.2 billion at August 31, 2015 and May 31, 2015, compared with estimated fair values of $7.2 billion at August 31, 2015 and $7.4 billion at May 31, 2015. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2015	2014
Basic earnings per common share:
Net earnings allocable to common shares(1)	$691	$653
Weighted-average common shares	282	285

Basic earnings per common share	$2.45	$2.29

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$691	$653

Weighted-average common shares	282	285
Dilutive effect of share-based awards	4	4

Weighted-average diluted shares	286	289
Diluted earnings per common share	$2.42	$2.26

Anti-dilutive options excluded from diluted earnings per common share	3.5	2.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2015	2014
Defined benefit pension plans	$53	$(7)
Defined contribution plans	102	94
Postretirement healthcare plans	21	20

	$176	$107

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2015	2014	2015	2014
Service cost	$166	$164	$10	$10
Interest cost	295	275	11	10
Expected return on plan assets	(377)	(420)	—	—
Amortization of prior service credit	(31)	(26)	—	—

	$53	$(7)	$21	$20

Contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the three-month periods ended August 31 were as follows (in millions):

	2015	2014
Required	$6	$82
Voluntary	159	83

	$165	$165

In September 2015, we made an additional required contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

Eliminations, Corporate and Other

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

Corporate and other includes corporate headquarters costs for executive officers, certain other legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments.

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2015	2014
Revenues
FedEx Express segment	$6,591	$6,862
FedEx Ground segment	3,830	2,960
FedEx Freight segment	1,601	1,609
FedEx Services segment	390	374
Eliminations and other	(133)	(121)

	$12,279	$11,684

Operating Income
FedEx Express segment	$545	$377
FedEx Ground segment	537	545
FedEx Freight segment	132	168
Eliminations, corporate and other	(70)	(28)

	$1,144	$1,062

(7) Commitments

As of August 31, 2015, our purchase commitments under various contracts for the remainder of 2016 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2016 (remainder)	$657	$815	$1,472
2017	1,240	264	1,504
2018	1,739	149	1,888
2019	1,584	71	1,655
2020	1,638	23	1,661
Thereafter	5,962	98	6,060

Total	$12,820	$1,420	$14,240

(1)	Primarily equipment, advertising contracts and, for the remainder of 2016, $495 million of estimated required quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2015, our obligation to purchase six Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

On July 21, 2015, FedEx Express entered into a supplemental agreement to purchase 50 additional B767F aircraft from Boeing. Four of the 50 additional B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. The 50 additional B767F aircraft are expected to be delivered from fiscal 2018 through fiscal 2023 and will enable FedEx Express to continue to improve the efficiency and reliability of its aircraft fleet.

We had $411 million in deposits and progress payments as of August 31, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2015 with the year of expected delivery:

	B767F	B777F	Total
2016 (remainder)	6	1	7
2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
Thereafter	26	9	35

Total	85	17	102

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2016 (remainder)	$430	$1,256	$1,686
2017	403	1,890	2,293
2018	332	1,472	1,804
2019	274	1,286	1,560
2020	190	1,126	1,316
Thereafter	360	7,354	7,714

Total	$1,989	$14,384	$16,373

Future minimum lease payments under capital leases were immaterial at August 31, 2015. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

On October 3, 2014, the Kansas Supreme Court determined that a 20 factor right to control test applies to claims under the Kansas Wage Payment Act and concluded that under that test, the class members were employees, not independent contractors. The case was subsequently transferred back to the Seventh Circuit, where both parties made filings requesting the action necessary to complete the resolution of the appeals. The parties also made recommendations to the court regarding next steps for the other 19 cases that are before the Seventh Circuit. FedEx Ground requested that each of those cases be separately briefed given the potential differences in the applicable state law from that in Kansas. During the second quarter of 2015, we established an accrual for the estimated probable loss in the Kansas case that was required to be recognized pursuant to applicable accounting standards. This amount was immaterial.

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

In June 2015, the parties in the California case engaged in mediation and reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The settlement agreement is pending court approval.

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

City and State of New York Cigarette Suit. On December 30, 2013, the City of New York filed suit against FedEx Express and FedEx Ground arising from our alleged shipments of cigarettes to New York City residents. The claims against FedEx Express were subsequently dismissed. On March 30, 2014, the complaint was amended adding the State of New York as a plaintiff. Beyond the addition of the State as a plaintiff, the amended complaint contains several amplifications of the previous claims. First, the claims now relate to four shippers, none of which continues to ship in our network. Second, the amended complaint contains a count for violation of the Assurance of Compliance (“AOC”) we had previously entered into with the State of New York, claiming that since 2006, FedEx has made shipments of cigarettes to residences in New York in violation of the AOC. Lastly, the amendment contains new theories of Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations. In May 2014, we filed a motion to dismiss almost all of the claims. On November 12, 2014, the City and State of New York filed a separate but almost identical lawsuit that includes two additional shippers. This complaint was amended in May 2015 to include additional shippers. On March 9, 2015, the court ruled on our motion to dismiss in the first case, granting our motions to limit the applicable statute of limitations to four years and to dismiss a portion of the claims. The court, however, denied our motion to dismiss some of the claims, including the RICO claims. Loss in these lawsuits is reasonably possible, but the amount of any loss is expected to be immaterial.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

In February 2014, FedEx Ground received oral communications from District Attorneys’ Offices (representing California’s county environmental authorities) and the California Attorney General’s Office (representing the California Division of Toxic Substances Control (“DTSC”)) that they were seeking civil penalties for alleged violations of the state’s hazardous waste regulations. Specifically, the California environmental authorities alleged that FedEx Ground improperly generates and/or handles, stores and transports hazardous waste from its stations to its hubs in California. In April 2014, FedEx Ground filed a declaratory judgment action in the United States District Court for the Eastern District of California against the Director of the California DTSC and the County District Attorneys with whom we have been negotiating. In June 2014, the California Attorney General filed a complaint against FedEx Ground in Sacramento County Superior Court alleging violations by FedEx Ground as described above. The County District Attorneys filed a similar complaint in Sacramento County Superior Court in July 2014. The county and state authorities filed a motion to dismiss FedEx Ground’s declaratory judgment action, and their motion was granted on January 22, 2015. FedEx Ground filed a notice of appeal with the Ninth Circuit Court of Appeals on February 23, 2015. FedEx Ground and the County District Attorneys reached an agreement to resolve all claims between them, and on August 10, 2015, they filed a negotiated final judgment in Sacramento County Superior Court. In the fourth quarter of 2015, we established an accrual for the final judgment amount, which was immaterial. Loss is reasonably possible as to the action commenced by the DTSC; however, the amount of any loss is expected to be immaterial.

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

Other Matters. On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. In April 2015, the FCA issued a report responding to the observations submitted by all companies involved in the investigation. We submitted an answer to the FCA’s report in early July. A hearing in this matter before the Board of the FCA has been set for September 30, 2015. Loss in this matter is probable, and in the fourth quarter of 2015 we established an accrual for the estimated probable loss. This amount was immaterial.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2015	2014
Cash payments for:
Interest (net of capitalized interest)	$139	$96

Income taxes	$115	$190
Income tax refunds received	(2)	(2)

Cash tax payments, net	$113	$188

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended. FedEx Express, however, currently files reports under such act.

The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $7.0 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. Prior year amounts have been recast to conform to the pension accounting changes as discussed in our Annual Report.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,224	$446	$917	$(44)	$3,543
Receivables, less allowances	1	4,308	1,349	(41)	5,617
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	25	777	135	—	937
Deferred income taxes	—	572	34	—	606

Total current assets	2,250	6,103	2,435	(85)	10,703

PROPERTY AND EQUIPMENT, AT COST	29	41,521	2,439	—	43,989
Less accumulated depreciation and amortization	23	21,202	1,281	—	22,506

Net property and equipment	6	20,319	1,158	—	21,483

INTERCOMPANY RECEIVABLE	—	533	1,695	(2,228)	—
GOODWILL	—	1,551	2,241	—	3,792
INVESTMENT IN SUBSIDIARIES	23,722	3,817	—	(27,539)	—
OTHER ASSETS	2,761	781	416	(2,691)	1,267

	$28,739	$33,104	$7,945	$(32,543)	$37,245

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$6	$8	$—	$14
Accrued salaries and employee benefits	44	1,133	178	—	1,355
Accounts payable	77	1,326	731	(85)	2,049
Accrued expenses	745	1,400	281	—	2,426

Total current liabilities	866	3,865	1,198	(85)	5,844

LONG-TERM DEBT, LESS CURRENT PORTION	6,978	248	18	—	7,244
INTERCOMPANY PAYABLE	2,228	—	—	(2,228)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,237	235	(2,691)	1,781
Other liabilities	3,384	3,446	263	—	7,093

Total other long-term liabilities	3,384	7,683	498	(2,691)	8,874
STOCKHOLDERS’ INVESTMENT	15,283	21,308	6,231	(27,539)	15,283

	$28,739	$33,104	$7,945	$(32,543)	$37,245

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,383	$487	$971	$(78)	$3,763
Receivables, less allowances	3	4,383	1,385	(52)	5,719
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	41	689	123	—	853
Deferred income taxes	—	571	35	—	606

Total current assets	2,427	6,130	2,514	(130)	10,941

PROPERTY AND EQUIPMENT, AT COST	29	40,364	2,471	—	42,864
Less accumulated depreciation and amortization	23	20,685	1,281	—	21,989

Net property and equipment	6	19,679	1,190	—	20,875

INTERCOMPANY RECEIVABLE	—	686	1,563	(2,249)	—
GOODWILL	—	1,552	2,258	—	3,810
INVESTMENT IN SUBSIDIARIES	23,173	3,800	—	(26,973)	—
OTHER ASSETS	2,752	898	477	(2,684)	1,443

	$28,358	$32,745	$8,002	$(32,036)	$37,069

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$7	$12	$—	$19
Accrued salaries and employee benefits	34	1,208	194	—	1,436
Accounts payable	5	1,433	758	(130)	2,066
Accrued expenses	604	1,557	275	—	2,436

Total current liabilities	643	4,205	1,239	(130)	5,957

LONG-TERM DEBT, LESS CURRENT PORTION	6,978	248	23	—	7,249
INTERCOMPANY PAYABLE	2,249	—	—	(2,249)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,206	225	(2,684)	1,747
Other liabilities	3,495	3,367	261	—	7,123

Total other long-term liabilities	3,495	7,573	486	(2,684)	8,870
STOCKHOLDERS’ INVESTMENT	14,993	20,719	6,254	(26,973)	14,993

	$28,358	$32,745	$8,002	$(32,036)	$37,069

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,873	$2,509	$(103)	$12,279

OPERATING EXPENSES:
Salaries and employee benefits	34	3,813	678	—	4,525
Purchased transportation	—	1,434	965	(55)	2,344
Rentals and landing fees	1	587	108	(1)	695
Depreciation and amortization	—	583	65	—	648
Fuel	—	691	21	—	712
Maintenance and repairs	—	508	40	—	548
Intercompany charges, net	(69)	(40)	109	—	—
Other	34	1,264	412	(47)	1,663

	—	8,840	2,398	(103)	11,135

OPERATING INCOME	—	1,033	111	—	1,144

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	692	61	—	(753)	—
Interest, net	(75)	8	4	—	(63)
Intercompany charges, net	78	(76)	(2)	—	—
Other, net	(3)	(3)	9	—	3

INCOME BEFORE INCOME TAXES	692	1,023	122	(753)	1,084

Provision for income taxes	—	357	35	—	392

NET INCOME	$692	$666	$87	$(753)	$692

COMPREHENSIVE INCOME	$674	$651	$(42)	$(753)	$530

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2014

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,769	$2,004	$(89)	$11,684

OPERATING EXPENSES:
Salaries and employee benefits	30	3,534	550	—	4,114
Purchased transportation	—	1,386	711	(43)	2,054
Rentals and landing fees	1	572	88	(1)	660
Depreciation and amortization	—	595	56	—	651
Fuel	—	1,095	25	—	1,120
Maintenance and repairs	—	522	34	—	556
Intercompany charges, net	(95)	2	93	—	—
Other	64	1,165	283	(45)	1,467

	—	8,871	1,840	(89)	10,622

OPERATING INCOME	—	898	164	—	1,062

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	653	98	—	(751)	—
Interest, net	(53)	4	1	—	(48)
Intercompany charges, net	54	(59)	5	—	—
Other, net	(1)	(3)	2	—	(2)

INCOME BEFORE INCOME TAXES	653	938	172	(751)	1,012

Provision for income taxes	—	296	63	—	359

NET INCOME	$653	$642	$109	$(751)	$653

COMPREHENSIVE INCOME	$636	$638	$83	$(751)	$606

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(397)	$1,533	$71	$34	$1,241

INVESTING ACTIVITIES
Capital expenditures	—	(1,170)	(39)	—	(1,209)
Proceeds from asset dispositions and other	(5)	15	—	—	10

CASH USED IN INVESTING ACTIVITIES	(5)	(1,155)	(39)	—	(1,199)

FINANCING ACTIVITIES
Net transfers from (to) Parent	452	(479)	27	—	—
Payment on loan between subsidiaries	—	98	(98)	—	—
Intercompany dividends	—	4	(4)	—	—
Principal payments on debt	—	(2)	(13)	—	(15)
Proceeds from stock issuances	46	—	—	—	46
Excess tax benefit on the exercise of stock options	6	—	—	—	6
Dividends paid	(71)	—	—	—	(71)
Purchase of treasury stock	(190)	—	—	—	(190)
Other, net	—	(25)	25	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	243	(404)	(63)	—	(224)

Effect of exchange rate changes on cash	—	(15)	(23)	—	(38)

Net (decrease) increase in cash and cash equivalents	(159)	(41)	(54)	34	(220)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763

Cash and cash equivalents at end of period	$2,224	$446	$917	$(44)	$3,543

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(67)	$934	$105	$10	$982

INVESTING ACTIVITIES
Capital expenditures	(1)	(688)	(31)	—	(720)
Proceeds from asset dispositions and other	—	7	(3)	—	4

CASH USED IN INVESTING ACTIVITIES	(1)	(681)	(34)	—	(716)

FINANCING ACTIVITIES
Net transfers from (to) Parent	358	(366)	8	—	—
Payment on loan between subsidiaries	—	103	(103)	—	—
Intercompany dividends	—	2	(2)	—	—
Proceeds from stock issuances	97	—	—	—	97
Excess tax benefit on the exercise of stock options	10	—	—	—	10
Dividends paid	(57)	—	—	—	(57)
Purchase of treasury stock	(791)	—	—	—	(791)
Other, net	—	(1)	1	—	—

CASH USED IN FINANCING ACTIVITIES	(383)	(262)	(96)	—	(741)

Effect of exchange rate changes on cash	—	(2)	(15)	—	(17)

Net (decrease) increase in cash and cash equivalents	(451)	(11)	(40)	10	(492)
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$1,305	$430	$821	$(140)	$2,416

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended not presented herein, and in our report dated July 14, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 17, 2015

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2015 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2016 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express, FedEx Ground and FedEx Freight segments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenues and operating income (dollars in millions, except per share amounts) for the three-month periods ended August 31:

	2015	2014	Percent Change
Consolidated revenues	$12,279	$11,684	5
FedEx Express Segment operating income	545	377	45
FedEx Ground Segment operating income	537	545	(1)
FedEx Freight Segment operating income	132	168	(21)
Eliminations, corporate and other	(70)	(28)	NM

Consolidated operating income	1,144	1,062	8

FedEx Express Segment operating margin	8.3%	5.5%	280	bp
FedEx Ground Segment operating margin	14.0%	18.4%	(440	)bp
FedEx Freight Segment operating margin	8.2%	10.4%	(220	)bp
Consolidated operating margin	9.3%	9.1%	20	bp
Consolidated net income	$692	$653	6

Diluted earnings per share	$2.42	$2.26	7

	Year-over-Year Changes
	Revenues	Operating Income
FedEx Express segment	$(271)	$168
FedEx Ground segment	870	(8)
FedEx Freight segment	(8)	(36)
FedEx Services segment	16	—
Eliminations, corporate and other	(12)	(42)

	$595	$82

Overview

Our results for the first quarter of 2016 improved due to higher operating income at FedEx Express, the benefit of one additional operating day at all our transportation segments and the continued positive impacts from our profit improvement program commenced in 2013. These factors were partially offset by higher incentive compensation accruals, higher self-insurance costs at FedEx Ground and lower than anticipated volume at FedEx Freight.

“Eliminations, corporate and other” for the first quarter of 2015 included a benefit of $67 million as a result of our change in recognizing expected return on plan assets for our defined benefit pension and postretirement healthcare plans at the segment level and a legal contingency reserve associated with a multi-district litigation matter.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,800
2,700
2,600
2,500
2,584
2,695
2,798
2,659
2,616
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016

FedEx Express
International(1)
Average Daily Package Volume
1,000
800
600
400
200
816
917
831
850
855
579
604
573
586
565
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
International export
International domestic

FedEx Ground
Average Daily Package Volume
8,000
7,500
7,000
6,500
6,000
5,500
5,000
6,456
6,967
7,496
6,746
6,717
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
FedEx Ground

FedEx Freight
Average Daily LTL Shipments
80.0
70.0
60.0
50.0
40.0
30.0
20.0
69.0
70.1
62.0
66.4
66.5
29.1
29.3
26.8
29.2
30.7
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
12,500
12,000
11,500
11,000
10,500
10,000
9,500
9,000
10,435
11,183
11,698
10,841
10,753
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$17.49
$17.31
$16.68
$17.07
$17.03
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$59.38
$59.04
$56.01
$55.49
$55.47
$7.10
$6.63
$6.28
$5.96
$5.88
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$9.00
$8.00
$7.00
$6.00
$5.00
$7.15
$6.96
$7.06
$7.49
$7.91
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
FedEx Ground

FedEx Freight
LTL Revenue per Shipment
$280.00
$260.00
$240.00
$220.00
$200.00
$265.42
$265.46
$265.66
$261.02
$269.33
$228.07
$228.62
$231.92
$229.97
$223.26
Q1 2015
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Priority
Economy

Revenue

Revenues increased 5% during the first quarter of 2016 driven by the FedEx Ground segment due to the inclusion of GENCO Distribution System, Inc. (“GENCO”) revenue, as well as rate increases and volume growth in our FedEx Home Delivery service. In addition, revenues increased approximately $240 million as a result of recording FedEx SmartPost service revenues on a gross basis, versus our previous net treatment, as further discussed in our Annual Report and in Note 1 of our unaudited condensed consolidated financial statements. Lower fuel surcharges had a significant negative impact on revenues at all of our transportation segments but did not materially impact our earnings. In addition, revenues at FedEx Express were negatively impacted by unfavorable exchange rates. One additional operating day benefited revenues in the first quarter of 2016.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	$4,525	$4,114	36.9%	35.2%
Purchased transportation	2,344	2,054	19.1	17.6
Rentals and landing fees	695	660	5.6	5.6
Depreciation and amortization	648	651	5.3	5.6
Fuel	712	1,120	5.8	9.6
Maintenance and repairs	548	556	4.5	4.8
Other	1,663	1,467	13.5	12.5

Total operating expenses	$11,135	$10,622	90.7	90.9

Operating margin			9.3%	9.1%

Our operating margin increased in the first quarter of 2016 primarily due to strong performance at FedEx Express. However, operating margin was partially offset by higher incentive compensation accruals, higher self-insurance costs at FedEx Ground, higher salaries and employee benefits at FedEx Freight, the recording of FedEx SmartPost service revenues on a gross basis and the inclusion of GENCO results.

Operating expenses included an increase in salaries and employee benefits expense of 10% in the first quarter of 2016 due to the inclusion of GENCO results, higher incentive compensation accruals and pay initiatives coupled with increased staffing at FedEx Freight. Purchased transportation costs increased 14% in the first quarter of 2016 due to the recording of FedEx SmartPost service revenues on a gross basis and higher volumes and higher utilization of third-party transportation providers at FedEx Ground. Other expenses were driven 13% higher in the first quarter of 2016 due to the inclusion of GENCO results and higher self-insurance insurance costs at FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 36% in the first quarter of 2016 due to lower fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarter of 2016 and 2015 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in August 2015 was set based on June 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. On November 2, 2015, FedEx Express and FedEx Ground will update certain tables used to determine fuel surcharges.

The net impact of fuel had a slightly negative impact to consolidated operating income in the first quarter of 2016. This was driven by the year-over-year decrease in fuel surcharge revenue during these periods, which was partially offset by decreased fuel prices during the first quarter of 2016 versus the prior year.

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

Income Taxes

Our effective tax rate was 36.2% for the first quarter of 2016 and 35.5% for the first quarter of 2015. The tax rate in the first quarter of 2015 was lower due to discrete tax benefits related to changes in valuation allowances required in certain entities and jurisdictions. For 2016, we expect our effective tax rate to be between 36.0% and 37.0% prior to any year-end mark-to-market accounting adjustment for defined benefit pension and postretirement healthcare plans (“MTM Adjustment”). The actual rate, however, will depend on a number of factors, including the amount and source of operating income and the impact of the MTM Adjustment.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of August 31, 2015, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2015.

Business Acquisitions

As discussed in our Annual Report, on April 6, 2015, we entered into a conditional agreement to acquire TNT Express N.V. (“TNT Express”) for €4.4 billion (currently, approximately $5.0 billion). This combination is expected to expand our global portfolio, particularly in Europe, lower our costs to serve our European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. This acquisition is expected to be completed in the first half of calendar year 2016. The closing of the acquisition is subject to customary conditions, including obtaining all necessary approvals and competition clearances. We expect to secure all relevant competition approvals.

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

These acquisitions will allow us to enter new markets, as well as strengthen our current service offerings to existing customers. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion of these acquisitions.

Outlook

We expect revenue and earnings growth in the second quarter and the full year of 2016 prior to any MTM Adjustment driven by ongoing improvements in the results of our transportation segments due to volume and yield growth, despite weaker than anticipated economic conditions. Our results in 2016 will continue to benefit from execution of the profit improvement programs announced in 2013, which are further described in our Annual Report. Our expectations for earnings growth in the second quarter and the remainder of 2016 are dependent on key external factors, including fuel prices and the pace of improvement in the global economy. Our outlook for 2016 does not contemplate any impact from our announced intent to acquire TNT Express, such as integration planning or transaction costs or the operating activities of TNT Express if the transaction is consummated.

Other Outlook Matters. For details on key 2016 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

We believe that no other new accounting guidance was adopted or issued during the first three months of 2016 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

FEDEX SERVICES SEGMENT

The operating expenses line item “Intercompany charges” on the accompanying unaudited condensed consolidated financial statements of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided.

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

ELIMINATIONS, CORPORATE AND OTHER

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

Corporate and other includes corporate headquarters costs for executive officers, certain other legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the three-month periods ended August 31:

			Percent
	2015	2014	Change
Revenues:
Package:
U.S. overnight box	$1,658	$1,682	(1)
U.S. overnight envelope	422	415	2
U.S. deferred	816	795	3

Total U.S. domestic package revenue	2,896	2,892	—

International priority	1,464	1,630	(10)
International economy	574	571	1

Total international export package revenue	2,038	2,201	(7)

International domestic(1)	327	371	(12)

Total package revenue	5,261	5,464	(4)
Freight:
U.S.	573	579	(1)
International priority	350	395	(11)
International airfreight	36	46	(22)

Total freight revenue	959	1,020	(6)		Percent of Revenue

Other(2)	371	378	(2)		2015	2014

Total revenues	6,591	6,862	(4)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,523	2,478	2		38.3	36.1
Purchased transportation	601	647	(7)		9.1	9.4
Rentals and landing fees	410	426	(4)		6.2	6.2
Depreciation and amortization	347	374	(7)		5.3	5.5
Fuel	607	970	(37)		9.2	14.1
Maintenance and repairs	345	379	(9)		5.2	5.5
Intercompany charges	445	448	(1)		6.7	6.6
Other	768	763	1		11.7	11.1

Total operating expenses	6,046	6,485	(7)		91.7%	94.5%

Operating income	$545	$377	45

Operating margin	8.3%	5.5%	280	bp

(1)	International domestic revenues represent our international intra-country express operations.

(2)	Includes FedEx Trade Networks, FedEx SupplyChain Systems and Bongo.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2015	2014	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,210	1,211	—
U.S. overnight envelope	541	527	3
U.S. deferred	865	846	2

Total U.S. domestic ADV	2,616	2,584	1

International priority	389	409	(5)
International economy	176	170	4

Total international export ADV	565	579	(2)

International domestic(2)	855	816	5

Total ADV	4,036	3,979	1

Revenue per package (yield):
U.S. overnight box	$21.08	$21.69	(3)
U.S. overnight envelope	11.99	12.32	(3)
U.S. deferred	14.52	14.68	(1)
U.S. domestic composite	17.03	17.49	(3)
International priority	57.86	62.19	(7)
International economy	50.18	52.60	(5)
International export composite	55.47	59.38	(7)
International domestic(2)	5.88	7.10	(17)
Composite package yield	20.05	21.46	(7)
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,278	7,318	(1)
International priority	2,491	2,792	(11)
International airfreight	609	670	(9)

Total average daily freight pounds	10,378	10,780	(4)

Revenue per pound (yield):
U.S.	$1.21	$1.24	(2)
International priority	2.16	2.21	(2)
International airfreight	0.92	1.07	(14)
Composite freight yield	1.42	1.48	(4)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations.

FedEx Express Segment Revenues

FedEx Express segment revenues decreased 4% in the first quarter of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by U.S. domestic base yield and volume growth and international export base yield growth. U.S. domestic average daily volumes increased 1% in the first quarter of 2016 driven by both our deferred and overnight service offerings. U.S. domestic yields decreased 3% in the first quarter of 2016 due to the negative impact of lower fuel surcharges, which were partially offset by higher base rates. International export yields decreased 7% in the first quarter of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates and were partially offset by higher base rates and higher weights. International domestic revenues declined 12% in the first quarter of 2016 due to the negative impact of unfavorable exchange rates, which were partially offset by a 5% volume increase. One additional operating day benefited revenues in the first quarter of 2016.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge percentages and the international fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2015	2014
U.S. Domestic and Outbound Fuel Surcharge:
Low	3.00%	9.50%
High	4.00	9.50
Weighted-average	3.34	9.50

International Fuel Surcharges:
Low	3.00	13.50
High	12.00	18.00
Weighted-average	8.82	16.26

On September 15, 2015, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 4, 2016. In addition, effective November 2, 2015, FedEx Express will update certain tables used to determine fuel surcharges. On February 2, 2015, FedEx Express updated the tables used to determine fuel surcharges. On September 16, 2014, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express operating income increased 45% and operating margin grew 280 basis points in the first quarter of 2016, despite a 4% revenue decline. This increase was primarily driven by higher international export and U.S. domestic base yield growth, the benefit from one additional operating day and lower international expenses due to currency exchange rates. These factors were partially offset by higher incentive compensation accruals. Profit improvement program initiatives continued to improve revenue quality and constrain expenses for the first quarter of 2016.

Salaries and employee benefits increased 2% in the first quarter of 2016 due to merit increases and higher incentive compensation accruals. Maintenance and repairs expense decreased 9% in the first quarter of 2016 due to the timing of prior year aircraft maintenance events. Aircraft retirements during 2015 drove a 7% decrease in depreciation and amortization expense in the first quarter of 2016. Purchased transportation expenses decreased 7% in the first quarter of 2016 driven by a favorable exchange rate impact.

Fuel expense decreased 37% during the first quarter of 2016 due to lower aircraft fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to nearly 100% of U.S. residences. On August 31, 2015, our FedEx SmartPost business was merged into FedEx Ground. The FedEx SmartPost service remains an important component of our FedEx Ground service offerings; however, for presentation purposes, FedEx SmartPost service revenues and operating statistics have been combined with our FedEx Ground service offerings. Also, on June 1, 2015, we prospectively began recording revenues associated with the FedEx SmartPost service on a gross basis and including postal fees in revenues and expenses, versus our previous net treatment as discussed in our Annual Report. On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider. GENCO’s financial results are included in the following table from the date of acquisition, which has impacted the year-over-year comparability of revenue and operating expenses. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2015	2014	Change
Revenues:
FedEx Ground	$3,460	$2,960	17		Percent of Revenue

GENCO	370	—	NM		2015	2014

Total revenues	3,830	2,960	29		100.0%	100.0%

Operating expenses:
Salaries and employee benefits	653	448	46		17.0	15.1
Purchased transportation	1,527	1,154	32		39.9	39.0
Rentals	145	108	34		3.8	3.7
Depreciation and amortization	146	119	23		3.8	4.0
Fuel	3	3	—		0.1	0.1
Maintenance and repairs	69	56	23		1.8	1.9
Intercompany charges	297	275	8		7.8	9.3
Other	453	252	80		11.8	8.5

Total operating expenses	3,293	2,415	36		86.0%	81.6%

Operating income	$537	$545	(1)

Operating margin	14.0%	18.4%	(440	)bp

Average daily package volume
FedEx Ground	6,717	6,456	4

Revenue per package (yield)
FedEx Ground	$7.91	$7.15	11

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 29% during the first quarter of 2016 due to the inclusion of GENCO revenue, the recording of FedEx SmartPost revenues on a gross basis and yield and volume growth at FedEx Ground, and were partially offset by lower fuel surcharges. Revenues increased approximately $240 million as a result of recording FedEx SmartPost revenues on a gross basis, versus our previous net treatment, as further discussed in our Annual Report.

Average daily volume at FedEx Ground increased 4% during the first quarter of 2016 primarily due to continued growth in our FedEx Home Delivery service. FedEx Ground yield increased 11% during the first quarter of 2016 primarily due to the recording of FedEx SmartPost revenues on a gross basis, versus our previous net treatment, dimensional weight charges and increased rates, and was partially offset by lower fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2015	2014
Low	4.00%	6.50%
High	4.50	7.00
Weighted-average	4.30	6.83

On September 15, 2015, FedEx Ground announced a 4.9% increase in average list price effective January 4, 2016. In addition, FedEx Ground is increasing surcharges for shipments that exceed the published maximum weight or dimensional limits and updating certain tables used to determine fuel surcharges effective November 2, 2015. On February 2, 2015, FedEx Ground updated the tables used to determine fuel surcharges. On September 16, 2014, FedEx Ground and FedEx Home Delivery announced a 4.9% increase in average list price effective January 5, 2015. In addition, as announced in May 2014, FedEx Ground began applying dimensional weight pricing to all shipments effective January 5, 2015. In January 2014, FedEx Ground and FedEx Home Delivery implemented a 4.9% increase in average list price. FedEx SmartPost rates also increased.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income and margin decreased during the first quarter of 2016 due to higher self-insurance costs and higher than expected operational costs due in part to increasing package sizes. In addition, the inclusion of GENCO results and the recording of FedEx SmartPost revenues on a gross basis negatively impacted operating margin for the first quarter of 2016. These factors were partially offset by yield and volume growth and the benefit of one additional operating day.

The inclusion of GENCO in the FedEx Ground segment results has impacted the year-over-year comparability of all operating expenses. Along with incremental costs from GENCO, purchased transportation expense increased 32% in the first quarter of 2016 due to the recording of FedEx SmartPost revenues on a gross basis, as further discussed in this MD&A, higher volumes and higher utilization of third-party transportation providers. Salaries and employee benefits expense increased 46% during the first quarter of 2016 due to the inclusion of GENCO results, additional staffing to support volume growth and higher healthcare costs. Other expense increased 80% in the first quarter of 2016 primarily due to the addition of GENCO results and higher self-insurance costs. Rentals expense increased 34% in the first quarter of 2016 due to network expansion and the inclusion of GENCO results. Depreciation and amortization expense increased 23% in the first quarter of 2016 due to network expansion and the inclusion of GENCO results.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2015	2014	Change		2015	2014
Revenues	$1,601	$1,609	—		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	721	656	10		45.0	40.8
Purchased transportation	251	284	(12)		15.7	17.7
Rentals	43	32	34		2.7	2.0
Depreciation and amortization	59	58	2		3.7	3.6
Fuel	102	147	(31)		6.4	9.1
Maintenance and repairs	53	46	15		3.3	2.9
Intercompany charges	113	110	3		7.1	6.8
Other	127	108	18		7.9	6.7

Total operating expenses	1,469	1,441	2		91.8%	89.6%

Operating income	$132	$168	(21)

Operating margin	8.2%	10.4%	(220	)bp

Average daily LTL shipments (in thousands)
Priority	66.5	69.0	(4)
Economy	30.7	29.1	5

Total average daily LTL shipments	97.2	98.1	(1)

Weight per LTL shipment (lbs)
Priority	1,198	1,258	(5)
Economy	1,168	1,013	15
Composite weight per LTL shipment	1,189	1,185	—

LTL revenue per shipment
Priority	$223.26	$228.07	(2)
Economy	269.33	265.42	1
Composite LTL revenue per shipment	$237.81	$239.16	(1)

LTL revenue per hundredweight
Priority	$18.63	$18.14	3
Economy	23.06	26.19	(12)
Composite LTL revenue per hundredweight	$20.01	$20.18	(1)

FedEx Freight Segment Revenues

FedEx Freight segment revenues were essentially flat during the first quarter of 2016 as the benefit of one additional operating day was offset by slightly lower revenue per LTL shipment and lower average daily LTL shipments. Revenue per LTL shipment was down as rate increases were more than offset by lower fuel surcharge revenue. Average daily LTL shipments decreased 1% in the first fiscal quarter of 2016 due to decreased demand in the market.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2015	2014
Low	21.40%	25.70%
High	23.10	26.20
Weighted-average	22.40	26.00

On September 15, 2015, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 4, 2016. On February 2, 2015, FedEx Freight updated the tables used to determine fuel surcharges. On September 16, 2014, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 5, 2015. In June 2014, FedEx Freight increased its published fuel surcharge indices by three percentage points. In March 2014, FedEx Freight increased certain U.S. and other shipping rates by an average of 3.9%. In July 2013, FedEx Freight increased certain U.S. and other shipping rates by an average of 4.5%.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin decreased in the first quarter of 2016 due to salaries and employee benefits expense outpacing lower than anticipated volume, as well as a facility closure charge. Within operating expenses, salaries and employee benefits increased 10% driven by pay initiatives in the current quarter, increased staffing levels that anticipated higher shipment volumes and deferral of pay increases in the prior year. Other expenses increased 18% in the first quarter of 2016 primarily due to a legal reserve, higher supplies expense and higher cargo claims. Rentals increased 34% driven primarily by a charge related to a facility closure. Purchased transportation expense decreased 12% due to lower utilization of third-party transportation providers and lower rates.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.5 billion at August 31, 2015, compared to $3.8 billion at May 31, 2015. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2015	2014
Operating activities:
Net income	$692	$653
Noncash charges and credits	749	712
Changes in assets and liabilities	(200)	(383)

Cash provided by operating activities	1,241	982

Investing activities:
Capital expenditures	(1,209)	(720)
Proceeds from asset dispositions and other	10	4

Cash used in investing activities	(1,199)	(716)

Financing activities:
Principal payments on debt	(15)	—
Proceeds from stock issuances	46	97
Excess tax benefit on the exercise of stock options	6	10
Dividends paid	(71)	(57)
Purchase of treasury stock	(190)	(791)

Cash used in financing activities	(224)	(741)

Effect of exchange rate changes on cash	(38)	(17)

Net decrease in cash and cash equivalents	$(220)	$(492)

Cash and cash equivalents at the end of period	$3,543	$2,416

Cash flows from operating activities increased $259 million in the first quarter of 2016 predominately due to higher net income and lower income tax payments. Capital expenditures during the first three months of 2016 were higher than capital expenditures in the first three months of 2015, primarily due to increased spending for aircraft at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2016 and 2015.

In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. During the first quarter of 2016, we repurchased 1.1 million shares of FedEx common stock at an average price of $172 per share for a total of $190 million. As of August 31, 2015, 11.1 million shares remained under the share repurchase authorization. This authorization may be utilized to offset equity compensation and dilution and for opportunistic repurchases based on market conditions and other factors. The timing and volume of repurchases are at the discretion of management.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

	2015	2014	Dollar Change	Percent Change
Aircraft and related equipment	$622	$299	$323	108
Facilities and sort equipment	249	147	102	69
Vehicles	220	129	91	71
Information and technology investments	71	74	(3)	(4)
Other equipment	47	71	(24)	(34)

Total capital expenditures	$1,209	$720	$489	68

FedEx Express segment	834	467	367	79
FedEx Ground segment	221	140	81	58
FedEx Freight segment	63	36	27	75
FedEx Services segment	91	77	14	18

Total capital expenditures	$1,209	$720	$489	68

Capital expenditures during the first quarter of 2016 were higher than the prior-year period primarily due to increased spending for aircraft at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2016 included the delivery of five Boeing 767-300 Freighter (“B767F”) aircraft and one Boeing 777 Freighter aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at August 31, 2015 includes $448 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2016, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.6 billion in 2016 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We invested $622 million in aircraft and aircraft-related equipment in the first quarter of 2016 and expect to invest an additional $0.9 billion for aircraft and aircraft-related equipment during the remainder of 2016.

On July 21, 2015, FedEx Express entered into a supplemental agreement to purchase 50 additional B767F aircraft from Boeing. Four of the 50 additional B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. The 50 additional B767F aircraft are expected to be delivered from fiscal 2018 through fiscal 2023 and will enable FedEx Express to continue to improve the efficiency and reliability of its aircraft fleet.

In September 2015, we expect to file a new shelf registration statement with the Securities and Exchange Commission (“SEC”) that will allow us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We plan to finance the aggregate consideration of the announced intent to acquire TNT Express by utilizing available cash on our balance sheet and through available financing sources.

A $1 billion revolving credit facility is available to finance our operations and other cash flow needs and to provide support for the issuance of commercial paper. We are in compliance with all the covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2015, no commercial paper was outstanding and the entire $1 billion under the revolving credit facility was available for future borrowings. See Note 3 and our Annual Report for a description of the term and significant covenants of our revolving credit facility.

In September 2015, we made $165 million in required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2016, we have $330 million in required contributions to our U.S. Pension Plans.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2015. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2015. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2016 (1)	2017	2018	2019	2020	Thereafter	Total
Operating activities:
Operating leases	$1,686	$2,293	$1,804	$1,560	$1,316	$7,714	$16,373
Non-capital purchase obligations and other	316	258	148	70	22	90	904
Interest on long-term debt	173	320	320	320	260	5,331	6,724
Quarterly contributions to our U.S. Pension Plans	495	—	—	—	—	—	495

Investing activities:
Aircraft and aircraft-related capital commitments	657	1,240	1,739	1,584	1,638	5,962	12,820
Other capital purchase obligations	5	6	1	1	1	8	22

Financing activities:
Debt	—	—	—	750	400	6,090	7,240

Total	$3,332	$4,117	$4,012	$4,285	$3,637	$25,195	$44,578

(1)	Cash obligations for the remainder of 2016.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2015.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($30 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $411 million in deposits and progress payments as of August 31, 2015 on aircraft purchases and other planned aircraft-related transactions.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2016, we have no scheduled principal debt payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2015, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

•

cybersecurity incidents or disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and website, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel price) or to maintain or grow our market share;

•	our ability to successfully execute the TNT Express acquisition on favorable terms, a timely basis or at all;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

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

•	any impact on our business from disruptions or modifications in service by the USPS, which is a significant customer and vendor of FedEx;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•

the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, British pound, Brazilian real and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2015, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, British pound, Brazilian real, Mexican peso and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2016, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2015, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 1-30, 2015	475,000	$176.44	475,000	11,725,000
July 1-31, 2015	425,000	171.35	425,000	11,300,000
Aug. 1-31, 2015	200,000	164.52	200,000	11,100,000

Total	1,100,000	$172.30	1,100,000

The repurchases above were made under a share repurchase program that was approved by our Board of Directors and announced on September 29, 2014, and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 15 million shares of our common stock. As of September 16, 2015, 11.1 million shares remained authorized for purchase under the September 2014 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Addendum to the Irrevocable Undertaking, dated as of August 14, 2015, between FedEx Corporation and PostNL N.V.

10.1	Amendment dated June 12, 2015 (but effective as of January 5, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated June 16, 2015 (but effective as of February 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated June 23, 2015 (but effective as of March 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated August 31, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.6	Class Action Settlement Agreement between Dean Alexander, Peter Allen, Albert Anaya, Suzanne Andrade, Jerrett Henderson, Ely Ines, Paul Infantino, Jorge Isla, Eric Jeppson, Gupertino Magana, Bernard Mendoza, Jesse Padilla, Joey Rodriguez, Dale Rose, Allan Ross, Agostino Scalercio, and Anthony Ybarra, on behalf of themselves, the Certified Class, and the Certified Sub-Class, and Defendant FedEx Ground Package System, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: September 17, 2015	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Addendum to the Irrevocable Undertaking, dated as of August 14, 2015, between FedEx Corporation and PostNL N.V.

10.1	Amendment dated June 12, 2015 (but effective as of January 5, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated June 16, 2015 (but effective as of February 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated June 23, 2015 (but effective as of March 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated August 31, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

10.6	Class Action Settlement Agreement between Dean Alexander, Peter Allen, Albert Anaya, Suzanne Andrade, Jerrett Henderson, Ely Ines, Paul Infantino, Jorge Isla, Eric Jeppson, Gupertino Magana, Bernard Mendoza, Jesse Padilla, Joey Rodriguez, Dale Rose, Allan Ross, Agostino Scalercio, and Anthony Ybarra, on behalf of themselves, the Certified Class, and the Certified Sub-Class, and Defendant FedEx Ground Package System, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2