Form 10-Q
period 2015-11-30
FEDEX CORP
filed 2015-12-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 15, 2015
Common Stock, par value $0.10 per share	275,615,246

FEDEX CORPORATION

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101–Instance Document

Exhibit  101–Schema Document

Exhibit 101–Calculation Linkbase Document

Exhibit 101–Presentation Linkbase Document

Exhibit 101–Definition Linkbase Document

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2015	May 31,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,647	$3,763
Receivables, less allowances of $178 and $185	5,865	5,719
Spare parts, supplies and fuel, less allowances of $214 and $207	493	498
Deferred income taxes	687	606
Prepaid expenses and other	460	355

Total current assets	11,152	10,941

PROPERTY AND EQUIPMENT, AT COST	45,242	42,864
Less accumulated depreciation and amortization	22,964	21,989

Net property and equipment	22,278	20,875

OTHER LONG-TERM ASSETS
Goodwill	3,806	3,810
Other assets	1,135	1,443

Total other long-term assets	4,941	5,253

	$38,371	$37,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2015	May 31,
	(Unaudited)	2015
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$14	$19
Accrued salaries and employee benefits	1,510	1,436
Accounts payable	2,129	2,066
Accrued expenses	2,298	2,436

Total current liabilities	5,951	5,957

LONG-TERM DEBT, LESS CURRENT PORTION	8,481	7,249

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,759	1,747
Pension, postretirement healthcare and other benefit obligations	4,702	4,893
Self-insurance accruals	1,265	1,120
Deferred lease obligations	840	711
Deferred gains, principally related to aircraft transactions	167	181
Other liabilities	216	218

Total other long-term liabilities	8,949	8,870

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2015 and May 31, 2015	32	32
Additional paid-in capital	2,839	2,786
Retained earnings	18,048	16,900
Accumulated other comprehensive income	(41)	172
Treasury stock, at cost	(5,888)	(4,897)

Total common stockholders’ investment	14,990	14,993

	$38,371	$37,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
REVENUES	$12,453	$11,939	$24,732	$23,623

OPERATING EXPENSES:
Salaries and employee benefits	4,570	4,229	9,095	8,343
Purchased transportation	2,538	2,185	4,882	4,239
Rentals and landing fees	682	663	1,377	1,323
Depreciation and amortization	653	651	1,301	1,302
Fuel	615	1,052	1,327	2,172
Maintenance and repairs	529	543	1,077	1,099
Other	1,729	1,528	3,392	2,995

	11,316	10,851	22,451	21,473

OPERATING INCOME	1,137	1,088	2,281	2,150

OTHER INCOME (EXPENSE):
Interest, net	(74)	(47)	(137)	(95)
Other, net	(8)	5	(5)	3

	(82)	(42)	(142)	(92)

INCOME BEFORE INCOME TAXES	1,055	1,046	2,139	2,058

PROVISION FOR INCOME TAXES	364	383	756	742

NET INCOME	$691	$663	$1,383	$1,316

EARNINGS PER COMMON SHARE:
Basic	$2.47	$2.34	$4.92	$4.63

Diluted	$2.44	$2.31	$4.86	$4.57

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20	$0.75	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
NET INCOME	$691	$663	$1,383	$1,316

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $4, $14, $17 and $23	(33)	(122)	(171)	(153)
Amortization of prior service credit, net of tax of $11, $11, $18 and $21	(18)	(18)	(42)	(34)

	(51)	(140)	(213)	(187)

COMPREHENSIVE INCOME	$640	$523	$1,170	$1,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2015	2014
Operating Activities:
Net income	$1,383	$1,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,301	1,302
Provision for uncollectible accounts	57	78
Stock-based compensation	86	79
Deferred income taxes and other noncash items	(48)	(37)
Changes in assets and liabilities:
Receivables	(263)	(317)
Other assets	(113)	(46)
Accounts payable and other liabilities	66	(201)
Other, net	(15)	(23)

Cash provided by operating activities	2,454	2,151

Investing Activities:
Capital expenditures	(2,562)	(1,890)
Proceeds from asset dispositions and other	12	7

Cash used in investing activities	(2,550)	(1,883)

Financing Activities:
Principal payments on debt	(17)	(1)
Proceeds from debt issuances	1,238	—
Proceeds from stock issuances	62	189
Excess tax benefit on the exercise of stock options	8	23
Dividends paid	(141)	(114)
Purchase of treasury stock	(1,101)	(947)
Other, net	(16)	—

Cash provided by (used in) financing activities	33	(850)

Effect of exchange rate changes on cash	(53)	(60)

Net decrease in cash and cash equivalents	(116)	(642)
Cash and cash equivalents at beginning of period	3,763	2,908

Cash and cash equivalents at end of period	$3,647	$2,266

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2015, the results of our operations for the three- and six-month periods ended November 30, 2015 and 2014 and cash flows for the six-month periods ended November 30, 2015 and 2014. Operating results for the three- and six-month periods ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2016 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

REVENUE RECOGNITION. On June 1, 2015, we began recording revenues associated with the FedEx SmartPost service on a gross basis including postal fees in revenues and expenses, versus our previous net treatment, due to operational changes occurring in 2016 that result in us being the principal in all cases for the FedEx SmartPost service. This change has been recognized prospectively.

BUSINESS ACQUISITIONS. As discussed in our Annual Report, on April 6, 2015, we entered into a conditional agreement to acquire TNT Express N.V. (“TNT Express”) for €4.4 billion (currently, approximately $4.8 billion). This combination is expected to expand our global portfolio, particularly in Europe, lower our costs to serve our European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. This acquisition is expected to be completed in the first half of calendar year 2016. The closing of the acquisition is subject to customary conditions, including obtaining all necessary approvals and competition clearances. We expect to secure all relevant competition approvals.

We completed our acquisitions of GENCO Distribution System, Inc. (“GENCO”) and Bongo International, LLC (“Bongo”) in the third quarter of 2015 and have included the financial results and estimated fair values of the assets and liabilities related to these acquisitions in the FedEx Ground and FedEx Express segments, respectively. These acquisitions are included in the accompanying balance sheets based on an allocation of the purchase price (summarized in the table below, in millions) which reflects immaterial updates from the May 31, 2015 and August 31, 2015 estimates.

Current assets	$344
Property and equipment	113
Goodwill	1,194
Intangible assets	69
Other non-current assets	25
Current liabilities	(244)
Long-term liabilities	(56)

Total purchase price	$1,445

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express’s total employees, are employed under a newly ratified collective bargaining agreement (“CBA”). The new CBA was ratified by FedEx Express pilots in a vote concluded on October 20, 2015, and is the product of 32 months of bargaining under the Railway Labor Act of 1926, as amended (“RLA”), the last 10 months of which were mediated by the National Mediation Board (the U.S. governmental agency that oversees labor agreements for entities covered by the RLA). The new CBA took effect November 2, 2015, and is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots at FedEx Express, GENCO has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $33 million for the three-month period ended November 30, 2015 and $86 million for the six-month period ended November 30, 2015. Our stock-based compensation expense was $31 million for the three-month period ended November 30, 2014 and $79 million for the six-month period ended November 30, 2014. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

During the quarter, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. See the Business Acquisitions section above for further discussion regarding our recent business acquisitions.

On November 11, 2015, the FASB voted to proceed with the new lease accounting standard that will require companies to include a right-of-use asset and a liability to make lease payments on the balance sheet for all leases (except short-term leases). This new standard will have a significant impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2020.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2018.

We believe that no other new accounting guidance was adopted or issued during the first half of 2016 that is relevant to the readers of our financial statements.

TREASURY SHARES. In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. During the second quarter of 2016, we repurchased 6.0 million shares of FedEx common stock at an average price of $151.76 per share for a total of $911 million. As of November 30, 2015, 5.1 million shares remained under the share repurchase authorization. The timing and volume of repurchases are at the discretion of management, based on market conditions and other factors. We expect to repurchase all the remaining authorized shares by the end of 2016.

DIVIDENDS DECLARED PER COMMON SHARE. On November 2, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The dividend will be paid on January 4, 2016 to stockholders of record as of the close of business on December 14, 2015. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(391)	$50	$(253)	$81
Translation adjustments	(33)	(122)	(171)	(153)

Balance at end of period	(424)	(72)	(424)	(72)

Retirement plans adjustments:
Balance at beginning of period	401	409	425	425
Reclassifications from AOCI	(18)	(18)	(42)	(34)

Balance at end of period	383	391	383	391

Accumulated other comprehensive (loss) income at end of period	$ (41)	$319	$(41)	$319

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Amortization of retirement plans prior service credits, before tax	$29	$29	$60	$55	Salaries and employee benefits
Income tax benefit	(11)	(11)	(18)	(21)	Provision for income taxes

AOCI reclassifications, net of tax	$18	$18	$42	$34	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the quarter, we issued $1.25 billion of senior unsecured 4.75% fixed-rate notes due in November 2045 under our current shelf registration statement. Interest on the notes is paid semiannually. We utilized the net proceeds for working capital and general corporate purposes, including share repurchases made pursuant to our current share repurchase authorization.

On November 13, 2015, we replaced our revolving and letter of credit facilities with a new, single five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. The ratio of our debt to EBITDA was 1.2 to 1.0 at November 30, 2015. We believe the leverage ratio covenant is our only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the leverage ratio covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2015, no commercial paper was outstanding. However, we had a total of $318 million in letters of credit outstanding at November 30, 2015, with $182 million of the letter of credit sublimit unused under our revolving credit facility.

Long-term debt, exclusive of capital leases, had carrying values of $8.5 billion at November 30, 2015 and $7.2 billion at May 31, 2015, compared with estimated fair values of $8.5 billion at November 30, 2015 and $7.4 billion at May 31, 2015. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Basic earnings per common share:
Net earnings allocable to common shares(1)	$690	$662	$1,382	$1,315
Weighted-average common shares	279	283	281	284

Basic earnings per common share	$2.47	$2.34	$4.92	$4.63

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$690	$662	$1,382	$1,315

Weighted-average common shares	279	283	281	284
Dilutive effect of share-based awards	4	4	3	4

Weighted-average diluted shares	283	287	284	288
Diluted earnings per common share	$2.44	$2.31	$4.86	$4.57

Anti-dilutive options excluded from diluted earnings per common share	3.7	2.2	3.6	2.2

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Defined benefit pension plans	$54	$(10)	$107	$(17)
Defined contribution plans	103	94	205	188
Postretirement healthcare plans	20	20	41	40

	$177	$104	$353	$211

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Pension Plans
Service cost	$165	$164	$331	$328
Interest cost	295	275	590	550
Expected return on plan assets	(377)	(420)	(754)	(840)
Amortization of prior service credit	(29)	(29)	(60)	(55)

	$54	$(10)	$107	$(17)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Postretirement Healthcare Plans
Service cost	$10	$10	$20	$20
Interest cost	10	10	21	20

	$20	$20	$41	$40

Contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the six-month periods ended November 30 were as follows (in millions):

	2015	2014
Required	$8	$247
Voluntary	322	83

	$330	$330

In December 2015, we made an additional voluntary contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Revenues
FedEx Express segment	$6,588	$7,024	$13,179	$13,886
FedEx Ground segment	4,050	3,063	7,880	6,023
FedEx Freight segment	1,547	1,585	3,148	3,194
FedEx Services segment	403	394	793	768
Eliminations and other	(135)	(127)	(268)	(248)

	$12,453	$11,939	$24,732	$23,623

Operating Income
FedEx Express segment	$622	$492	$1,167	$869
FedEx Ground segment	526	465	1,063	1,010
FedEx Freight segment	101	112	233	280
Eliminations, corporate and other	(112)	19	(182)	(9)

	$1,137	$1,088	$2,281	$2,150

(7) Commitments

As of November 30, 2015, our purchase commitments under various contracts for the remainder of 2016 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2016 (remainder)	$228	$258	$486
2017	1,286	271	1,557
2018	1,755	157	1,912
2019	1,575	72	1,647
2020	1,646	24	1,670
Thereafter	5,867	98	5,965

Total	$12,357	$880	$13,237

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2015, our obligation to purchase six Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $326 million in deposits and progress payments as of November 30, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2015 with the year of expected delivery:

	B767F	B777F	Total
2016 (remainder)	2	—	2
2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
Thereafter	26	9	35

Total	81	16	97

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2016 (remainder)	$393	$868	$1,261
2017	403	1,954	2,357
2018	332	1,544	1,876
2019	274	1,356	1,630
2020	190	1,192	1,382
Thereafter	360	7,668	8,028

Total	$1,952	$14,582	$16,534

Future minimum lease payments under capital leases were immaterial at November 30, 2015. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Most of the class-action lawsuits were consolidated for administration of the pre-trial proceedings by a single federal court, the U.S. District Court for the Northern District of Indiana. The multidistrict litigation court granted class certification in 28 cases and denied it in 14 cases. On December 13, 2010, the court entered an opinion and order addressing all outstanding motions for summary judgment on the status of the owner-operators (i.e., independent contractor vs. employee). In sum, the court ruled on our summary judgment motions and entered judgment in favor of FedEx Ground on all claims in 20 of the 28 multidistrict litigation cases that had been certified as class actions, finding that the owner-operators in those cases were contractors as a matter of the law of 20 states. The plaintiffs filed notices of appeal in all of these 20 cases. The Seventh Circuit heard the appeal in the Kansas case in January 2012 and, in July 2012, issued an opinion that did not make a determination with respect to the correctness of the district court’s decision and, instead, certified two questions to the Kansas Supreme Court related to the classification of the plaintiffs as independent contractors under the Kansas Wage Payment Act. The other 19 cases that are before the Seventh Circuit were stayed.

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

During the second quarter of 2015, we established an accrual for the estimated probable loss in the Kansas case. In the second quarter of 2016 the Kansas case settled, and we increased the accrual to the amount of the settlement. The settlement will require court approval.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of these matters settled for immaterial amounts and have received court approval. The cases in Arkansas and Florida settled in the second quarter of 2016, and we established an accrual in each of these cases for the amount of the settlement. The settlements are subject to court approval.

Two cases in Oregon and one in California were appealed to the Ninth Circuit Court of Appeals, where the court reversed the district court decisions and held that the plaintiffs in California and Oregon were employees as a matter of law and remanded the cases to their respective district courts for further proceedings. In the first quarter of 2015, we recognized an accrual for the then-estimated probable loss in those cases.

In June 2015, the parties in the California case engaged in mediation and reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The settlement agreement is pending court approval.

The two cases in Oregon have been consolidated with a non-MDL independent contractor case in Oregon. The three cases collectively settled in the second quarter of 2016, and we increased the accrual in these cases to the amount of the settlement. The settlement is subject to court approval.

The aggregate amount of independent contractor case settlements during the second quarter of 2016 was $47 million, and the related aggregate accrual increase was $41 million during the quarter.

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation. For these cases, as well as the remaining 19 cases before the Seventh Circuit, we do not expect to incur a material loss in these matters; however, it is reasonably possible that potential loss in some of these lawsuits or changes to the independent contractor status of FedEx Ground’s owner-operators could be material. In these cases, we continue to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible loss in these cases. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of full-time drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages in certain of these cases, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the cases. Further, the range of potential loss could be impacted substantially by future rulings by the court, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues. As a consequence of these factors, as well as others that are specific to these cases, we are not currently able to estimate a range of reasonably possible loss. We do not believe that a material loss is probable in these matters.

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

In February 2014, FedEx Ground received oral communications from District Attorneys’ Offices (representing California’s county environmental authorities) and the California Attorney General’s Office (representing the California Division of Toxic Substances Control (“DTSC”)) that they were seeking civil penalties for alleged violations of the state’s hazardous waste regulations. Specifically, the California environmental authorities alleged that FedEx Ground improperly generates and/or handles, stores and transports hazardous waste from its stations to its hubs in California. In April 2014, FedEx Ground filed a declaratory judgment action in the United States District Court for the Eastern District of California against the Director of the California DTSC and the County District Attorneys with whom we have been negotiating. In June 2014, the California Attorney General filed a complaint against FedEx Ground in Sacramento County Superior Court alleging violations by FedEx Ground as described above. The County District Attorneys filed a similar complaint in Sacramento County Superior Court in July 2014. The county and state authorities filed a motion to dismiss FedEx Ground’s declaratory judgment action, and their motion was granted on January 22, 2015. FedEx Ground filed a notice of appeal with the Ninth Circuit Court of Appeals on February 23, 2015. FedEx Ground and the County District Attorneys reached an agreement to resolve all claims between them, and on August 10, 2015, they filed a negotiated final judgment in Sacramento County Superior Court that the court subsequently approved. In the fourth quarter of 2015, we established an accrual for the final judgment amount, which was immaterial. On November 19, 2015, FedEx Ground and the DTSC agreed to settle their dispute, subject to memorializing a consent judgment consistent with the terms FedEx Ground agreed upon with the District Attorneys. We established an accrual for the settlement amount in the second quarter of 2016. This amount was immaterial.

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

Accordingly, we will vigorously defend ourselves in this matter. If we are convicted, remedies could include fines, penalties, forfeiture and compliance conditions. Given the stage of this proceeding, we cannot estimate the amount or range of loss, if any; however, it is reasonably possible that it could be material if we are convicted.

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

A hearing in this matter before the Board of the FCA occurred on September 30, 2015. On December 15, 2015, the FCA announced its decision and related fines against all companies involved in the investigation. FedEx Express France was fined €17 million (currently, $19 million). We are analyzing the decision and are considering the possibility of an appeal. Based on the amount previously accrued and available indemnification, no adjustment to the accrued amount is necessary at this time.

The U.S. Customs & Border Protection (the “CBP”) previously notified FedEx Trade Networks that it would be reviewing certain customs entries made at U.S. ports from 2008 to December 2013. In November 2015, the CBP notified FedEx Trade Networks that it may be liable for $76 million to $210 million in estimated uncollected duties and fees. The CBP has given FedEx Trade Networks an opportunity to respond with an offer in compromise covering all periods. Loss in this matter is probable, but at this time it is not possible for us to estimate the range of loss as we are still evaluating the CBP’s proposed range of liability, the amount we are willing to offer in compromise, if any, and the extent to which any loss would be covered by insurance.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2015	2014
Cash payments for:
Interest (net of capitalized interest)	$146	$103

Income taxes	$831	$760
Income tax refunds received	(3)	(5)

Cash tax payments, net	$828	$755

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended. FedEx Express, however, currently files reports under such act.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $8.25 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. Prior year amounts have been recast to conform to the pension accounting changes as discussed in our Annual Report.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,229	$474	$988	$(44)	$3,647
Receivables, less allowances	10	4,503	1,405	(53)	5,865
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	85	739	129	—	953
Deferred income taxes	—	651	36	—	687

Total current assets	2,324	6,367	2,558	(97)	11,152

PROPERTY AND EQUIPMENT, AT COST	29	43,125	2,088	—	45,242
Less accumulated depreciation and amortization	23	21,832	1,109	—	22,964

Net property and equipment	6	21,293	979	—	22,278

INTERCOMPANY RECEIVABLE	—	981	1,255	(2,236)	—
GOODWILL	—	1,571	2,235	—	3,806
INVESTMENT IN SUBSIDIARIES	24,371	3,228	—	(27,599)	—
OTHER ASSETS	2,785	708	343	(2,701)	1,135

	$29,486	$34,148	$7,370	$(32,633)	$38,371

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$6	$8	$—	$14
Accrued salaries and employee benefits	49	1,251	210	—	1,510
Accounts payable	76	1,411	739	(97)	2,129
Accrued expenses	632	1,415	251	—	2,298

Total current liabilities	757	4,083	1,208	(97)	5,951

LONG-TERM DEBT, LESS CURRENT PORTION	8,217	248	16	—	8,481
INTERCOMPANY PAYABLE	2,236	—	—	(2,236)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,263	197	(2,701)	1,759
Other liabilities	3,286	3,653	251	—	7,190

Total other long-term liabilities	3,286	7,916	448	(2,701)	8,949
STOCKHOLDERS’ INVESTMENT	14,990	21,901	5,698	(27,599)	14,990

	$29,486	$34,148	$7,370	$(32,633)	$38,371

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,383	$487	$971	$(78)	$3,763
Receivables, less allowances	3	4,383	1,385	(52)	5,719
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	41	689	123	—	853
Deferred income taxes	—	571	35	—	606

Total current assets	2,427	6,130	2,514	(130)	10,941

PROPERTY AND EQUIPMENT, AT COST	29	40,364	2,471	—	42,864
Less accumulated depreciation and amortization	23	20,685	1,281	—	21,989

Net property and equipment	6	19,679	1,190	—	20,875

INTERCOMPANY RECEIVABLE	—	686	1,563	(2,249)	—
GOODWILL	—	1,552	2,258	—	3,810
INVESTMENT IN SUBSIDIARIES	23,173	3,800	—	(26,973)	—
OTHER ASSETS	2,752	898	477	(2,684)	1,443

	$28,358	$32,745	$8,002	$(32,036)	$37,069

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$7	$12	$—	$19
Accrued salaries and employee benefits	34	1,208	194	—	1,436
Accounts payable	5	1,433	758	(130)	2,066
Accrued expenses	604	1,557	275	—	2,436

Total current liabilities	643	4,205	1,239	(130)	5,957

LONG-TERM DEBT, LESS CURRENT PORTION	6,978	248	23	—	7,249
INTERCOMPANY PAYABLE	2,249	—	—	(2,249)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,206	225	(2,684)	1,747
Other liabilities	3,495	3,367	261	—	7,123

Total other long-term liabilities	3,495	7,573	486	(2,684)	8,870
STOCKHOLDERS’ INVESTMENT	14,993	20,719	6,254	(26,973)	14,993

	$28,358	$32,745	$8,002	$(32,036)	$37,069

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,479	$2,048	$(74)	$12,453

OPERATING EXPENSES:
Salaries and employee benefits	26	3,926	618	—	4,570
Purchased transportation	—	1,941	622	(25)	2,538
Rentals and landing fees	2	596	86	(2)	682
Depreciation and amortization	1	601	51	—	653
Fuel	—	597	18	—	615
Maintenance and repairs	—	497	32	—	529
Intercompany charges, net	(112)	84	28	—	—
Other	83	1,293	400	(47)	1,729

	—	9,535	1,855	(74)	11,316

OPERATING INCOME	—	944	193	—	1,137

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	691	73	—	(764)	—
Interest, net	(81)	6	1	—	(74)
Intercompany charges, net	84	(83)	(1)	—	—
Other, net	(3)	(6)	1	—	(8)

INCOME BEFORE INCOME TAXES	691	934	194	(764)	1,055

Provision for income taxes	—	309	55	—	364

NET INCOME	$691	$625	$139	$(764)	$691

COMPREHENSIVE INCOME	$672	$620	$112	$(764)	$640

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2014

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,926	$2,108	$(95)	$11,939

OPERATING EXPENSES:
Salaries and employee benefits	23	3,656	550	—	4,229
Purchased transportation	—	1,468	764	(47)	2,185
Rentals and landing fees	2	577	86	(2)	663
Depreciation and amortization	1	595	55	—	651
Fuel	—	1,028	24	—	1,052
Maintenance and repairs	—	507	36	—	543
Intercompany charges, net	(48)	(50)	98	—	—
Other	22	1,239	313	(46)	1,528

	—	9,020	1,926	(95)	10,851

OPERATING INCOME	—	906	182	—	1,088

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	663	103	—	(766)	—
Interest, net	(53)	5	1	—	(47)
Intercompany charges, net	54	(59)	5	—	—
Other, net	(1)	2	4	—	5

INCOME BEFORE INCOME TAXES	663	957	192	(766)	1,046

Provision for income taxes	—	346	37	—	383

NET INCOME	$663	$611	$155	$(766)	$663

COMPREHENSIVE INCOME	$644	$586	$59	$(766)	$523

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$20,352	$4,557	$(177)	$24,732

OPERATING EXPENSES:
Salaries and employee benefits	60	7,739	1,296	—	9,095
Purchased transportation	—	3,375	1,587	(80)	4,882
Rentals and landing fees	3	1,183	194	(3)	1,377
Depreciation and amortization	1	1,184	116	—	1,301
Fuel	—	1,288	39	—	1,327
Maintenance and repairs	—	1,005	72	—	1,077
Intercompany charges, net	(181)	44	137	—	—
Other	117	2,557	812	(94)	3,392

	—	18,375	4,253	(177)	22,451

OPERATING INCOME	—	1,977	304	—	2,281

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,383	134	—	(1,517)	—
Interest, net	(156)	14	5	—	(137)
Intercompany charges, net	162	(159)	(3)	—	—
Other, net	(6)	(9)	10	—	(5)

INCOME BEFORE INCOME TAXES	1,383	1,957	316	(1,517)	2,139

Provision for income taxes	—	666	90	—	756

NET INCOME	$1,383	$1,291	$226	$(1,517)	$1,383

COMPREHENSIVE INCOME	$1,346	$1,271	$70	$(1,517)	$1,170

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2014

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$19,695	$4,112	$(184)	$23,623

OPERATING EXPENSES:
Salaries and employee benefits	53	7,190	1,100	—	8,343
Purchased transportation	—	2,854	1,475	(90)	4,239
Rentals and landing fees	3	1,149	174	(3)	1,323
Depreciation and amortization	1	1,190	111	—	1,302
Fuel	—	2,123	49	—	2,172
Maintenance and repairs	—	1,029	70	—	1,099
Intercompany charges, net	(143)	(48)	191	—	—
Other	86	2,404	596	(91)	2,995

	—	17,891	3,766	(184)	21,473

OPERATING INCOME	—	1,804	346	—	2,150

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,316	201	—	(1,517)	—
Interest, net	(106)	9	2	—	(95)
Intercompany charges, net	108	(118)	10	—	—
Other, net	(2)	(1)	6	—	3

INCOME BEFORE INCOME TAXES	1,316	1,895	364	(1,517)	2,058

Provision for income taxes	—	642	100	—	742

NET INCOME	$1,316	$1,253	$264	$(1,517)	$1,316

COMPREHENSIVE INCOME	$1,280	$1,224	$142	$(1,517)	$1,129

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(847)	$3,054	$213	$34	$2,454

INVESTING ACTIVITIES
Capital expenditures	—	(2,482)	(80)	—	(2,562)
Proceeds from asset dispositions and other	(5)	21	(4)	—	12

CASH USED IN INVESTING ACTIVITIES	(5)	(2,461)	(84)	—	(2,550)

FINANCING ACTIVITIES
Net transfers from (to) Parent	648	(691)	43	—	—
Payment on loan between subsidiaries	—	106	(106)	—	—
Intercompany dividends	—	20	(20)	—	—
Principal payments on debt	—	(2)	(15)	—	(17)
Proceeds from debt issuance	1,238	—	—	—	1,238
Proceeds from stock issuances	62	—	—	—	62
Excess tax benefit on the exercise of stock options	8	—	—	—	8
Dividends paid	(141)	—	—	—	(141)
Purchase of treasury stock	(1,101)	—	—	—	(1,101)
Other, net	(16)	(27)	27	—	(16)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	698	(594)	(71)	—	33

Effect of exchange rate changes on cash	—	(12)	(41)	—	(53)

Net (decrease) increase in cash and cash equivalents	(154)	(13)	17	34	(116)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763

Cash and cash equivalents at end of period	$2,229	$474	$988	$(44)	$3,647

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(458)	$2,335	$257	$17	$2,151

INVESTING ACTIVITIES
Capital expenditures	(1)	(1,809)	(80)	—	(1,890)
Proceeds from asset dispositions and other	(1)	17	(9)	—	7

CASH USED IN INVESTING ACTIVITIES	(2)	(1,792)	(89)	—	(1,883)

FINANCING ACTIVITIES
Net transfers from (to) Parent	601	(610)	9	—	—
Payment on loan between subsidiaries	—	143	(143)	—	—
Intercompany dividends	—	22	(22)	—	—
Principal payments on debt	—	(1)	—	—	(1)
Proceeds from stock issuances	189	—	—	—	189
Excess tax benefit on the exercise of stock options	23	—	—	—	23
Dividends paid	(114)	—	—	—	(114)
Purchase of treasury stock	(947)	—	—	—	(947)
Other, net	—	(39)	39		—

CASH USED IN FINANCING ACTIVITIES	(248)	(485)	(117)	—	(850)

Effect of exchange rate changes on cash	—	(17)	(43)	—	(60)

Net (decrease) increase in cash and cash equivalents	(708)	41	8	17	(642)
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$1,048	$482	$869	$(133)	$2,266

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended, not presented herein, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 14, 2015. In our opinion, the accompanying condensed consolidated balance sheet of FedEx Corporation as of May 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 17, 2015

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2015	2014			2015	2014
Revenues	$12,453	$11,939	4		$24,732	$23,623	5
FedEx Express Segment operating income	622	492	26		1,167	869	34
FedEx Ground Segment operating income	526	465	13		1,063	1,010	5
FedEx Freight Segment operating income	101	112	(10)		233	280	(17)
Eliminations, corporate and other	(112)	19	NM		(182)	(9)	NM

Consolidated operating income	1,137	1,088	5		2,281	2,150	6

FedEx Express Segment operating margin	9.4%	7.0%	240	bp	8.9%	6.3%	260	bp
FedEx Ground Segment operating margin	13.0%	15.2%	(220	)bp	13.5%	16.8%	(330	)bp
FedEx Freight Segment operating margin	6.5%	7.1%	(60	)bp	7.4%	8.8%	(140	)bp
Consolidated operating margin	9.1%	9.1%	—	bp	9.2%	9.1%	10	bp
Consolidated Net income	$691	$663	4		$1,383	$1,316	5

Diluted earnings per share	$2.44	$2.31	6		$4.86	$4.57	6

The following table shows changes in revenues and operating income by reportable segment for the periods ended November 30, 2015 compared to November 30, 2014 (dollars in millions):

	Change in Revenue		Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$(436)	$(707)	$130	$298
FedEx Ground segment	987	1,857	61	53
FedEx Freight segment	(38)	(46)	(11)	(47)
FedEx Services segment	9	25	—	—
Eliminations, corporate and other	(8)	(20)	(131)	(173)

	$514	$1,109	$49	$131

Overview

Our results for the second quarter and first half of 2016 improved due to higher operating income at FedEx Express and FedEx Ground and the continued positive impacts from our profit improvement program commenced in 2013. These factors were partially offset in the second quarter by lower than anticipated volume at FedEx Freight and the modest negative net impact of fuel. The first half of 2016 benefited from one additional operating day at all our transportation segments and was partially offset by lower than anticipated volume at FedEx Freight, higher incentive compensation accruals, higher self-insurance costs at FedEx Ground and the modest negative net impact of fuel.

We incurred expenses related to our pending acquisition of TNT Express N.V. (“TNT Express”) of $19 million ($12 million, net of tax, or $0.04 per diluted share) in the second quarter and $28 million ($18 million, net of tax, or $0.06 per diluted share) in the first half of 2016.

“Eliminations, corporate and other” included expenses related to the settlement of independent contractor litigation matters involving FedEx Ground for $41 million ($25 million, net of tax, or $0.09 per diluted share) in the second quarter of 2016. In addition, the first half of 2015 included a legal contingency reserve associated with an independent contractor litigation matter involving FedEx Ground.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,800
2,700
2,600
2,500
2,695
2,798
2,659
2,616
2,721
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Q2 2016

FedEx Express
International[1]
Average Daily Package Volume
1,000
800
600
400
200
917
831
850
855
954
604
573
586
565
588
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Q2 2016
International export
International domestic

FedEx Ground
Average Daily Package Volume
8,000
7,500
7,000
6,500
6,000
5,500
5,000
6,967
7,496
6,746
6,717
7,623
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Q2 2016
FedEx Ground

FedEx Freight
Average Daily LTL Shipments
80.0
70.0
60.0
50.0
40.0
30.0
20.0
70.1
62.0
66.4
66.5
68.9
29.3
26.8
29.2
30.7
31.4
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
12,500
12,000
11,500
11,000
10,500
10,000
9,500
9,000
11,183
11,698
10,841
10,753
11,886
Q2 2015
Q3 2015
Q4 2015
Q1 2016
Q2 2016

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

Revenue

Revenues increased 4% in the second quarter and 5% in the first half of 2016 driven by the FedEx Ground segment due to the inclusion of GENCO Distribution System, Inc. (“GENCO”) revenue, as well as volume growth in our residential services and rate increases. In addition, revenues increased approximately $300 million in the second quarter and $540 million in the first half of 2016 as a result of recording FedEx SmartPost service revenues on a gross basis, versus our previous net treatment, as further discussed in our Annual Report and in Note 1 of our unaudited condensed consolidated financial statements. Lower fuel surcharges had a significant negative impact on revenues at all of our transportation segments and had a modest negative impact on our earnings in the second quarter and first half of 2016. In addition, revenues at FedEx Express were negatively impacted by unfavorable exchange rates in the second quarter and first half of 2016. One additional operating day benefited revenues at all our transportation segments in the first half of 2016.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	$4,570	$4,229	$9,095	$8,343
Purchased transportation	2,538	2,185	4,882	4,239
Rentals and landing fees	682	663	1,377	1,323
Depreciation and amortization	653	651	1,301	1,302
Fuel	615	1,052	1,327	2,172
Maintenance and repairs	529	543	1,077	1,099
Other	1,729	1,528	3,392	2,995

Total operating expenses	$11,316	$10,851	$22,451	$21,473

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	36.7%	35.4%	36.8%	35.4%
Purchased transportation	20.4	18.3	19.7	17.9
Rentals and landing fees	5.5	5.6	5.6	5.6
Depreciation and amortization	5.2	5.5	5.3	5.5
Fuel	4.9	8.8	5.4	9.2
Maintenance and repairs	4.3	4.5	4.3	4.6
Other	13.9	12.8	13.7	12.7

Total operating expenses	90.9	90.9	90.8	90.9

Operating margin	9.1%	9.1%	9.2%	9.1%

Exceptionally strong performance at FedEx Express benefited our operating margin during the second quarter and first half of 2016. Our operating margin for the second quarter of 2016 was negatively impacted by higher salaries and employee benefits at FedEx Freight, expenses related to the settlement of independent contractor litigation matters involving FedEx Ground for $41 million (described above), the recording of FedEx SmartPost service revenues on a gross basis, the inclusion of GENCO results and the negative net impact of fuel. During the first half of 2016, operating margin was negatively impacted by higher salaries and employee benefits at FedEx Freight, higher incentive compensation accruals, higher self-insurance costs at FedEx Ground, the recording of FedEx SmartPost service revenues on a gross basis and the inclusion of GENCO results.

Operating expenses included an increase in salaries and employee benefits expense of 8% in the second quarter and 9% in the first half of 2016 due to the inclusion of GENCO results, pay initiatives coupled with increased staffing at FedEx Freight and higher incentive compensation accruals at all our transportation segments. Purchased transportation costs increased 16% in the second quarter and 15% in the first half of 2016 due to the recording of FedEx SmartPost service revenues on a gross basis. Other expenses were driven 13% higher in the second quarter due to the inclusion of GENCO results and expenses related to the settlement of independent contractor litigation matters involving FedEx Ground further discussed in Note 8 of the accompanying unaudited condensed consolidated financial statements and in the first half of 2016 due to the inclusion of GENCO results, higher self-insurance insurance costs at FedEx Ground and expenses related to the settlement of independent contractor litigation matters involving FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 42% in the second quarter and 39% in the first half of 2016 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarter and first half of 2016 and 2015 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in November 2015 was set based on September 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. On November 2, 2015, FedEx Express and FedEx Ground updated certain tables used to determine fuel surcharges.

The net impact of fuel had a modest negative impact in the second quarter and first half of 2016 to operating income. This was driven by the year-over-year decrease in fuel surcharge revenue during the second quarter and first half of 2016, which was partially offset by decreased fuel prices during these periods.

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

Income Taxes

Our effective tax rate was 34.5% for the second quarter of 2016 and 35.3% for the first half of 2016, compared with 36.6% in the second quarter and 36.0% in the first half of 2015. The tax rates in 2016 have decreased primarily due to the resolution of a state income tax matter during the second quarter. For 2016, we expect an effective tax rate of approximately 36.0% prior to any year-end mark-to-market accounting adjustment for defined benefit pension and postretirement healthcare plans (“MTM Adjustment”). The actual rate, however, will depend on a number of factors, including the amount and source of operating income, the impact of the MTM Adjustment and when the proposed TNT Express acquisition is completed.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2015, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2015.

Business Acquisitions

As discussed in our Annual Report, on April 6, 2015, we entered into a conditional agreement to acquire TNT Express for €4.4 billion (currently, approximately $4.8 billion). This combination is expected to expand our global portfolio, particularly in Europe, lower our costs to serve our European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. This acquisition is expected to be completed in the first half of calendar year 2016. The closing of the acquisition is subject to customary conditions, including obtaining all necessary approvals and competition clearances. We expect to secure all relevant competition approvals.

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

Outlook

We expect earnings growth in the full year of 2016 prior to any MTM Adjustment driven by ongoing improvements in the results of our FedEx Express and FedEx Ground segments due to volume and base yield growth, despite weaker than anticipated industrial production. Our results in 2016 will continue to benefit from execution of the profit improvement programs announced in 2013, which are further described in our Annual Report. Our expectations for earnings growth in the third quarter and the remainder of 2016 are dependent on key external factors, including fuel prices and moderate growth in the global economy. Our outlook for 2016 does not include any impact from our announced intent to acquire TNT Express, such as integration planning or transaction costs, the operating activities of TNT Express, or the related tax consequences if the transaction is consummated.

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

During the quarter, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. See the “Business Acquisitions” section above for further discussion regarding our recent business acquisitions.

On November 11, 2015, the FASB voted to proceed with the new lease accounting standard that will require companies to include a right-of-use asset and a liability to make lease payments on the balance sheet for all leases (except short-term leases). This new standard will have a significant impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2020.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2018.

We believe that no other new accounting guidance was adopted or issued during the first half of 2016 that is relevant to the readers of our financial statements.

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

Corporate and other includes corporate headquarters costs for executive officers, certain other legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. The year-over-year increase in these costs was driven by prior year benefits of $66 million in the second quarter and $133 million in the first half as a result of our change in recognizing expected return on plan assets for our defined benefit pension and postretirement healthcare plans at the segment level, which had no impact at the consolidated level.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues:
Package:
U.S. overnight box	$1,682	$1,705	(1)		$3,340	$3,387	(1)
U.S. overnight envelope	397	400	(1)		819	815	—
U.S. deferred	826	834	(1)		1,642	1,629	1

Total U.S. domestic package revenue	2,905	2,939	(1)		5,801	5,831	(1)

International priority	1,433	1,649	(13)		2,897	3,279	(12)
International economy	568	598	(5)		1,142	1,169	(2)

Total international export package revenue	2,001	2,247	(11)		4,039	4,448	(9)

International domestic(1)	336	383	(12)		663	754	(12)

Total package revenue	5,242	5,569	(6)		10,503	11,033	(5)
Freight:
U.S.	578	586	(1)		1,151	1,165	(1)
International priority	354	412	(14)		704	807	(13)
International airfreight	32	42	(24)		68	88	(23)

Total freight revenue	964	1,040	(7)		1,923	2,060	(7)
Other(2)	382	415	(8)		753	793	(5)

Total revenues	6,588	7,024	(6)		13,179	13,886	(5)
Operating expenses:
Salaries and employee benefits	2,513	2,524	—		5,036	5,002	1
Purchased transportation	616	681	(10)		1,217	1,328	(8)
Rentals and landing fees	399	422	(5)		809	848	(5)
Depreciation and amortization	349	368	(5)		696	742	(6)
Fuel	517	906	(43)		1,124	1,876	(40)
Maintenance and repairs	330	357	(8)		675	736	(8)
Intercompany charges	462	452	2		907	900	1
Other	780	822	(5)		1,548	1,585	(2)

Total operating expenses	5,966	6,532	(9)		12,012	13,017	(8)

Operating income	$622	$492	26		$1,167	$869	34

Operating margin	9.4%	7.0%	240	bp	8.9%	6.3%	260	bp

(1)	International domestic revenues represent our international intra-country express operations.

(2)	Includes FedEx Trade Networks, FedEx SupplyChain Systems and Bongo.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	38.1%	35.9%	38.2%	36.0%
Purchased transportation	9.4	9.7	9.2	9.6
Rentals and landing fees	6.1	6.0	6.1	6.1
Depreciation and amortization	5.3	5.2	5.3	5.4
Fuel	7.9	12.9	8.5	13.5
Maintenance and repairs	5.0	5.1	5.1	5.3
Intercompany charges	7.0	6.5	6.9	6.4
Other	11.8	11.7	11.8	11.4

Total operating expenses	90.6	93.0	91.1	93.7

Operating margin	9.4%	7.0%	8.9%	6.3%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2015	2014	Change	2015	2014	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,290	1,259	2	1,250	1,235	1
U.S. overnight envelope	531	521	2	536	524	2
U.S. deferred	900	915	(2)	882	880	—

Total U.S. domestic ADV	2,721	2,695	1	2,668	2,639	1

International priority	402	424	(5)	396	417	(5)
International economy	186	180	3	181	175	3

Total international export ADV	588	604	(3)	577	592	(3)

International domestic(2)	954	917	4	903	866	4

Total ADV	4,263	4,216	1	4,148	4,097	1

Revenue per package (yield):
U.S. overnight box	$20.70	$21.50	(4)	$20.89	$21.59	(3)
U.S. overnight envelope	11.87	12.15	(2)	11.93	12.24	(3)
U.S. deferred	14.55	14.48	—	14.54	14.58	—
U.S. domestic composite	16.94	17.31	(2)	16.99	17.40	(2)
International priority	56.52	61.64	(8)	57.19	61.92	(8)
International economy	48.53	52.88	(8)	49.35	52.75	(6)
International export composite	54.00	59.04	(9)	54.73	59.21	(8)
International domestic(2)	5.59	6.63	(16)	5.73	6.85	(16)
Composite package yield	19.52	20.97	(7)	19.78	21.21	(7)
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,213	8,039	2	7,738	7,676	1
International priority	2,605	2,983	(13)	2,547	2,887	(12)
International airfreight	678	630	8	643	650	(1)

Total average daily freight pounds	11,496	11,652	(1)	10,928	11,213	(3)

Revenue per pound (yield):
U.S.	$1.12	$1.16	(3)	$1.16	$1.20	(3)
International priority	2.16	2.19	(1)	2.16	2.20	(2)
International airfreight	0.75	1.07	(30)	0.83	1.07	(22)
Composite freight yield	1.33	1.42	(6)	1.37	1.45	(6)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations.

FedEx Express Segment Revenues

FedEx Express segment revenues decreased 6% in the second quarter and 5% in the first half of 2016 primarily due to lower fuel surcharges and unfavorable exchange rates. These factors were partially offset by U.S. domestic and international export base yield growth. Revenues in the first half of 2016 also benefited from one additional operating day.

U.S. domestic yields decreased 2% in the second quarter and first half of 2016 due to the negative impact of lower fuel surcharges and were partially offset by higher base rates. U.S. domestic volumes increased 1% in the second quarter and first half of 2016 driven by our overnight service offerings. International export yields decreased 9% in the second quarter and 8% in the first half of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher base rates and higher weights. Freight yields decreased 6% in the second quarter and first half of 2016 due to lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher base rates. Average daily freight pounds decreased 1% in the second quarter and 3% in the first half of 2016 primarily due to capacity reductions. International domestic revenues declined 12% in the second quarter and first half of 2016 due to the negative impact of unfavorable exchange rates, which were partially offset by increased volumes.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	8.00%	1.00%	8.00%
High	2.75	9.00	4.00	9.50
Weighted-average	1.89	8.69	2.61	9.09

International Fuel Surcharges:
Low	0.75	12.00	0.75	12.00
High	10.50	17.50	12.00	18.00
Weighted-average	6.58	15.59	7.69	15.92

On September 15, 2015, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 4, 2016. In addition, effective November 2, 2015, FedEx Express updated certain tables used to determine fuel surcharges. On February 2, 2015, FedEx Express updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Express implemented a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin increased in the second quarter and first half of 2016 despite declining revenues. This increase was primarily driven by higher U.S. domestic and international export base yield growth and lower international expenses due to currency exchange rates. Also, operating income and operating margin benefited from one additional operating day in the first half of 2016. Profit improvement program initiatives continued to improve revenue quality and constrain expenses for the second quarter and first half of 2016.

Salaries and employee benefits were flat in the second quarter and increased 1% in the first half of 2016 due to merit increases and higher incentive compensation accruals, which were partially offset by a favorable exchange rate impact. Maintenance and repairs expense decreased 8% in the second quarter and first half of 2016 due to the timing of prior year aircraft maintenance events. Aircraft retirements during 2015 caused depreciation and amortization expense to decrease 5% in the second quarter and 6% in the first half of 2016. Purchased transportation and Other expenses decreased in the second quarter and in the first half of 2016 driven by a favorable exchange rate impact.

Fuel expense decreased 43% in the second quarter and 40% in the first half of 2016 due to lower aircraft fuel prices. The net impact of fuel had a slightly negative impact in the second quarter and a minimal impact in first half of 2016 to operating income. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to nearly 100% of U.S. residences. On August 31, 2015, our FedEx SmartPost business was merged into FedEx Ground. The FedEx SmartPost service remains an important component of our FedEx Ground service offerings; however, for presentation purposes, FedEx SmartPost service revenues and operating statistics have been combined with our FedEx Ground service offerings. Also, on June 1, 2015, we prospectively began recording revenues associated with the FedEx SmartPost service on a gross basis and including postal fees in revenues and expenses, versus our previous net treatment, as discussed in our Annual Report. On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider. GENCO’s financial results are included in the following table from the date of acquisition, which has impacted the year-over-year comparability of revenue and operating expenses. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected package statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues:
FedEx Ground	$3,677	$3,063	20		$7,137	$6,023	18
GENCO	373	—	NM		743	—	NM

Total revenues	4,050	3,063	32		7,880	6,023	31

Operating expenses:
Salaries and employee benefits	696	485	44		1,349	933	45
Purchased transportation	1,712	1,263	36		3,239	2,417	34
Rentals	155	115	35		300	223	35
Depreciation and amortization	146	126	16		292	245	19
Fuel	2	3	(33)		5	6	(17)
Maintenance and repairs	69	57	21		138	113	22
Intercompany charges	301	278	8		598	553	8
Other	443	271	63		896	523	71

Total operating expenses	3,524	2,598	36		6,817	5,013	36

Operating income	$526	$465	13		$1,063	$1,010	5

Operating margin	13.0%	15.2%	(220	)bp	13.5%	16.8%	(330	)bp

Average daily package volume
FedEx Ground	7,623	6,967	9		7,163	6,709	7

Revenue per package (yield)
FedEx Ground	$7.64	$6.96	10		$7.77	$7.05	10

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	17.2%	15.8%	17.1%	15.5%
Purchased transportation	42.3	41.2	41.1	40.1
Rentals	3.8	3.8	3.8	3.7
Depreciation and amortization	3.6	4.1	3.7	4.0
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.7	1.9	1.7	1.9
Intercompany charges	7.4	9.1	7.6	9.2
Other	10.9	8.8	11.4	8.7

Total operating expenses	87.0	84.8	86.5	83.2

Operating margin	13.0%	15.2%	13.5%	16.8%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 32% in the second quarter and 31% in the first half of 2016 due to the inclusion of GENCO revenue, volume and base rate growth at FedEx Ground and the recording of FedEx SmartPost revenues on a gross basis, which were partially offset by lower fuel surcharges. Revenues increased approximately $300 million in the second quarter and $540 million in the first half of 2016 as a result of recording FedEx SmartPost revenues on a gross basis, versus our previous net treatment, as further discussed in our Annual Report.

Average daily volume at FedEx Ground increased 9% in the second quarter and 7% in the first half of 2016 primarily due to continued growth in our residential services. FedEx Ground yield increased 10% during the second quarter and first half of 2016 primarily due to the recording of FedEx SmartPost revenues on a gross basis, versus our previous net treatment and increased base rates, which include additional dimensional weight charges. These factors were partially offset by lower fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Low	3.50%	6.50%	3.50%	6.50%
High	4.25	6.50	4.50	7.00
Weighted-average	3.92	6.50	4.12	6.66

On September 15, 2015, FedEx Ground announced a 4.9% increase in average list price effective January 4, 2016. In addition, on November 2, 2015, FedEx Ground increased surcharges for shipments that exceed the published maximum weight or dimensional limits and updated certain tables used to determine fuel surcharges. On February 2, 2015, FedEx Ground updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Ground implemented a 4.9% increase in average list price. In addition, on January 5, 2015, FedEx Ground began applying dimensional weight pricing to all shipments.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 13% in the second quarter and 5% in the first half of 2016 due to increased base rates and higher volumes. In addition, in the first half of 2016, operating income benefited from one additional operating day, which was partially offset by higher self-insurance costs.

Operating margin decreased in the second quarter and first half of 2016 due to the recording of FedEx SmartPost revenues on a gross basis, the inclusion of GENCO results and higher self-insurance costs, which were partially offset by increased base rates and higher volumes. The change in SmartPost revenue recognition and the inclusion of GENCO collectively decreased operating margin by 2.1 percentage points in the second quarter and 2.2 percentage points in the first half of 2016. In addition, in the first half of 2016, operating margin benefited from one additional operating day.

The inclusion of GENCO in the FedEx Ground segment results has impacted the year-over-year comparability of all operating expenses. Along with incremental costs from GENCO, purchased transportation expense increased 36% in the second quarter and 34% in the first half of 2016 due to the recording of FedEx SmartPost revenues on a gross basis, as further discussed in this MD&A, and higher volumes. Salaries and employee benefits expense increased 44% in the second quarter and 45% in the first half of 2016 due to the inclusion of GENCO results and additional staffing to support volume growth. Other expenses increased 63% in the second quarter and 71% in the first half of 2016 primarily due to the addition of GENCO results and higher self-insurance costs. Rentals expense increased 35% in the second quarter and first half of 2016 due to network expansion and the inclusion of GENCO results. Depreciation and amortization expense increased 16% in the second quarter and 19% in the first half of 2016 due to the inclusion of GENCO results and network expansion.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues	$1,547	$1,585	(2)		$3,148	$3,194	(1)
Operating expenses:
Salaries and employee benefits	731	686	7		1,452	1,342	8
Purchased transportation	246	273	(10)		497	557	(11)
Rentals	33	31	6		76	63	21
Depreciation and amortization	61	58	5		120	116	3
Fuel	95	143	(34)		197	290	(32)
Maintenance and repairs	53	53	—		106	99	7
Intercompany charges	112	111	1		225	221	2
Other	115	118	(3)		242	226	7

Total operating expenses	1,446	1,473	(2)		2,915	2,914	—

Operating income	$101	$112	(10)		$233	$280	(17)

Operating margin	6.5%	7.1%	(60	)bp	7.4%	8.8%	(140	)bp

Average daily LTL shipments (in thousands)
Priority	68.9	70.1	(2)		67.7	69.5	(3)
Economy	31.4	29.3	7		31.0	29.3	6

Total average daily LTL shipments	100.3	99.4	1		98.7	98.8	—

Weight per LTL shipment (lbs)
Priority	1,179	1,245	(5)		1,189	1,251	(5)
Economy	1,141	1,010	13		1,155	1,012	14
Composite weight per LTL shipment	1,167	1,176	(1)		1,178	1,180	—

LTL revenue per shipment
Priority	$218.52	$228.62	(4)		$220.90	$228.34	(3)
Economy	263.47	265.46	(1)		266.43	265.44	—
Composite LTL revenue per shipment	$232.60	$239.49	(3)		$235.23	$239.32	(2)

LTL yield (revenue per hundredweight)
Priority	$18.53	$18.36	1		$18.58	$18.25	2
Economy	23.09	26.29	(12)		23.07	26.24	(12)
Composite LTL yield	$19.93	$20.37	(2)		$19.97	$20.27	(1)

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	47.3%	43.3%	46.1%	42.0%
Purchased transportation	15.9	17.2	15.8	17.4
Rentals	2.1	2.0	2.4	2.0
Depreciation and amortization	4.0	3.7	3.8	3.6
Fuel	6.1	9.0	6.3	9.1
Maintenance and repairs	3.4	3.3	3.4	3.1
Intercompany charges	7.3	7.0	7.1	6.9
Other	7.4	7.4	7.7	7.1

Total operating expenses	93.5	92.9	92.6	91.2

Operating margin	6.5%	7.1%	7.4%	8.8%

FedEx Freight Segment Revenues

FedEx Freight segment revenues decreased 2% in the second quarter and 1% in the first half of 2016 as lower fuel surcharges more than offset base rate increases. In addition, revenues benefited from one additional operating day in the first half of 2016. LTL revenue per shipment decreased 3% in the second quarter and 2% in the first half of 2016 due to lower fuel surcharges which were partially offset by higher base rates. Average daily LTL shipments increased 1% in the second quarter and were flat in the first half of 2016 due to weak demand in the market.

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Low	20.80%	24.70%	20.80%	24.70%
High	21.40	25.70	23.10	26.20
Weighted-average	21.14	25.20	21.79	25.60

On December 4, 2015, FedEx Freight announced that it will introduce zone-based pricing on U.S. and other LTL shipping rates effective January 4, 2016. On September 15, 2015, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 4, 2016. On February 2, 2015, FedEx Freight updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin decreased in the second quarter and first half of 2016 due to salaries and employee benefits expense outpacing lower than anticipated volume, as well as a facility closure charge in the first half of 2016. Within operating expenses, salaries and employee benefits increased 7% in the second quarter and 8% in the first half of 2016 driven by pay initiatives and increased staffing levels that anticipated higher shipment volumes. Other expenses increased 7% in the first half of 2016 primarily due to higher insurance claims, a legal reserve, and higher supplies expense. Rentals increased 21% in the first half of 2016 driven primarily by a charge related to a facility closure. Purchased transportation expense decreased 10% in the second quarter and 11% in the first half of 2016 due to lower rates and lower utilization of third-party transportation providers.

Fuel expense decreased 34% in the second quarter and 32% in the first half of 2016 due to lower average price per gallon of diesel fuel. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.6 billion at November 30, 2015, compared to $3.8 billion at May 31, 2015. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2015	2014
Operating activities:
Net income	$1,383	$1,316
Noncash charges and credits	1,396	1,422
Changes in assets and liabilities	(325)	(587)

Cash provided by operating activities	2,454	2,151

Investing activities:
Capital expenditures	(2,562)	(1,890)
Proceeds from asset dispositions and other	12	7

Cash used in investing activities	(2,550)	(1,883)

Financing activities:
Principal payments on debt	(17)	(1)
Proceeds from debt issuances	1,238	—
Proceeds from stock issuances	62	189
Dividends paid	(141)	(114)
Purchase of treasury stock	(1,101)	(947)
Other	(8)	23

Cash provided by (used in) financing activities	33	(850)

Effect of exchange rate changes on cash	(53)	(60)

Net decrease in cash and cash equivalents	$(116)	$(642)

Cash and cash equivalents at the end of period	$3,647	$2,266

Cash flows from operating activities increased $303 million in the first half of 2016 primarily due to timing of cash payments and higher net income. Capital expenditures during the first half of 2016 were higher primarily due to increased spending for aircraft at FedEx Express and for sort facility expansion at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2016 and 2015.

During the quarter, we issued $1.25 billion of senior unsecured debt under our current shelf registration statement. We utilized the net proceeds for working capital and general corporate purposes, including share repurchases made pursuant to our current share repurchase authorization. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion of this debt.

In September 2014, our Board of Directors authorized the repurchase of up to 15 million shares of common stock. During the second quarter of 2016, we repurchased 6.0 million shares of FedEx common stock at an average price of $151.76 per share for a total of $911 million. As of November 30, 2015, 5.1 million shares remained under the share repurchase authorization. The timing and volume of repurchases are at the discretion of management, based on market conditions and other factors. We expect to repurchase all the remaining authorized shares by the end of 2016.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change
					2015/2014
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	2015	2014	2015	2014
Aircraft and related equipment	$535	$499	$1,158	$798	7	45
Facilities and sort equipment	410	305	659	452	34	46
Vehicles	257	211	477	339	22	41
Information and technology investments	90	76	160	150	18	7
Other equipment	61	79	108	151	(23)	(28)

Total capital expenditures	$1,353	$1,170	$2,562	$1,890	16	36

FedEx Express segment	$686	$614	$1,520	$1,081	12	41
FedEx Ground segment	425	364	646	503	17	28
FedEx Freight segment	144	102	207	138	41	50
FedEx Services segment	98	90	189	167	9	13
Other	—	—	—	1	—	NM

Total capital expenditures	$1,353	$1,170	$2,562	$1,890	16	36

Capital expenditures during the first half of 2016 were higher than the prior-year period primarily due to increased spending for aircraft at FedEx Express and for sort facility expansion at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during the first half of 2016 included the delivery of nine Boeing 767-300 Freighter aircraft and two Boeing 777 Freighter aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure and business acquisition requirements and debt payment obligations. Our cash and cash equivalents balance at November 30, 2015 includes $520 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2016, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.6 billion in 2016 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We invested $1.2 billion in aircraft and aircraft-related equipment in the first half of 2016 and expect to invest an additional $400 million for aircraft and aircraft-related equipment during the remainder of 2016. In December 2015, we made $165 million in voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). Our U.S. Pension Plans have ample funds to meet expected benefit payments. See Note 5 of the accompanying unaudited condensed consolidated financial statements for expected future benefit payments for the remainder of 2016.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On November 13, 2015, we replaced our existing revolving and letter of credit facilities with a new, single five-year $1.75 billion revolving credit facility that expires in November 2020. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a description of the term and significant covenants of our revolving credit facility.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2015. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2015. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2016 (1)	2017	2018	2019	2020	Thereafter	Total
Operating activities:
Operating leases	$1,261	$2,357	$1,876	$1,630	$1,382	$8,028	$16,534
Non-capital purchase obligations and other	240	265	155	71	23	90	844
Interest on long-term debt	193	379	379	379	319	6,847	8,496

Investing activities:
Aircraft and aircraft-related capital commitments	228	1,286	1,755	1,575	1,646	5,867	12,357
Other capital purchase obligations	19	6	2	1	1	8	37

Financing activities:
Debt	—	—	—	750	400	7,340	8,490

Total	$1,941	$4,293	$4,167	$4,406	$3,771	$28,180	$46,758

(1)	Cash obligations for the remainder of 2016.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2015.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($25 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $326 million in deposits and progress payments as of November 30, 2015 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2015, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;

•	our ability to successfully execute the TNT Express acquisition on favorable terms, a timely basis or at all;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2015, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, British pound, Brazilian real, Mexican peso and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2016, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2015, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Sep. 1-30, 2015	1,400,000	$145.30	1,400,000	9,700,000
Oct. 1-31, 2015	2,955,000	150.45	2,955,000	6,745,000
Nov. 1-30, 2015	1,650,000	159.57	1,650,000	5,095,000

Total	6,005,000	$151.76	6,005,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on September 29, 2014 and through which we were authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 15 million shares of our common stock. As of December 16, 2015, 4.0 million shares remained authorized for purchase under the September 2014 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated September 15, 2015 (but effective as of June 29, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated September 1, 2015, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.3	Amendment dated October 15, 2015 (but effective as of March 30, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated November 9, 2015 (but effective as of January 4, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.6	Class Action Settlement Agreement between Dean Alexander, Peter Allen, Albert Anaya, Suzanne Andrade, Jerrett Henderson, Ely Ines, Paul Infantino, Jorge Isla, Eric Jeppson, Gupertino Magana, Bernard Mendoza, Jesse Padilla, Marjorie Pontarolo, Joey Rodriguez, Dale Rose, Allan Ross, Agostino Scalercio, and Anthony Ybarra, on behalf of themselves, the Certified Class, the Overtime Sub-Class, and the Meal and Rest Period Settlement Sub-Class, and Defendant FedEx Ground Package System, Inc. (This agreement amends and restates in its entirety the Class Action Settlement Agreement filed as Exhibit 10.6 to FedEx’s FY16 First Quarter Report on Form 10-Q).

10.7	Compensation Arrangements with Outside Directors (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated and filed September 28, 2015, and incorporated herein by reference).

10.8	Five-Year Credit Agreement dated as of November 13, 2015, among FedEx Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated November 13, 2015 and filed November 18, 2015, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: December 17, 2015	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated September 15, 2015 (but effective as of June 29, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated September 1, 2015, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.3	Amendment dated October 15, 2015 (but effective as of March 30, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated November 9, 2015 (but effective as of January 4, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.6	Class Action Settlement Agreement between Dean Alexander, Peter Allen, Albert Anaya, Suzanne Andrade, Jerrett Henderson, Ely Ines, Paul Infantino, Jorge Isla, Eric Jeppson, Gupertino Magana, Bernard Mendoza, Jesse Padilla, Marjorie Pontarolo, Joey Rodriguez, Dale Rose, Allan Ross, Agostino Scalercio, and Anthony Ybarra, on behalf of themselves, the Certified Class, the Overtime Sub-Class, and the Meal and Rest Period Settlement Sub-Class, and Defendant FedEx Ground Package System, Inc. (This agreement amends and restates in its entirety the Class Action Settlement Agreement filed as Exhibit 10.6 to FedEx’s FY16 First Quarter Report on Form 10-Q).

10.7	Compensation Arrangements with Outside Directors (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated and filed September 28, 2015, and incorporated herein by reference).

10.8	Five-Year Credit Agreement dated as of November 13, 2015, among FedEx Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated November 13, 2015 and filed November 18, 2015, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

E-1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2