Form 10-Q
period 2016-02-29
FEDEX CORP
filed 2016-03-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 16, 2016
Common Stock, par value $0.10 per share	268,423,762

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 29, 2016 and May 31, 2015	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 29, 2016 and February 28, 2015	5

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 29, 2016 and February 28, 2015	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 29, 2016 and February 28, 2015	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	27

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	28

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	56

ITEM 4. Controls and Procedures	56

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	57

ITEM 1A. Risk Factors	57

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

ITEM 5. Other Information	57

ITEM 6. Exhibits	58

Signature	60

Exhibit Index	E-1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 10.7

Exhibit 10.8

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101 - Instance Document

Exhibit 101 - Schema Document

Exhibit 101 - Calculation Linkbase Document

Exhibit 101 - Presentation Linkbase Document

Exhibit 101 - Definition Linkbase Document

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 29,
	2016	May 31,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,841	$3,763
Receivables, less allowances of $187 and $185	5,634	5,719
Spare parts, supplies and fuel, less allowances of $212 and $207	476	498
Deferred income taxes	608	606
Prepaid expenses and other	678	355

Total current assets	10,237	10,941

PROPERTY AND EQUIPMENT, AT COST	46,032	42,864
Less accumulated depreciation and amortization	23,480	21,989

Net property and equipment	22,552	20,875

OTHER LONG-TERM ASSETS
Goodwill	3,764	3,810
Other assets	1,266	1,443

Total other long-term assets	5,030	5,253

	$37,819	$37,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 29,
	2016	May 31,
	(Unaudited)	2015
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$11	$19
Accrued salaries and employee benefits	1,451	1,436
Accounts payable	2,024	2,066
Accrued expenses	2,453	2,436

Total current liabilities	5,939	5,957

LONG-TERM DEBT, LESS CURRENT PORTION	8,477	7,249

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,046	1,747
Pension, postretirement healthcare and other benefit obligations	4,628	4,893
Self-insurance accruals	1,282	1,120
Deferred lease obligations	723	711
Deferred gains, principally related to aircraft transactions	161	181
Other liabilities	236	218

Total other long-term liabilities	9,076	8,870

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 29, 2016 and May 31, 2015	32	32
Additional paid-in capital	2,869	2,786
Retained earnings	18,481	16,900
Accumulated other comprehensive (loss) income	(159)	172
Treasury stock, at cost	(6,896)	(4,897)

Total common stockholders’ investment	14,327	14,993

	$37,819	$37,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
REVENUES	$12,654	$11,716	$37,386	$35,339

OPERATING EXPENSES:
Salaries and employee benefits	4,712	4,335	13,807	12,678
Purchased transportation	2,623	2,165	7,505	6,404
Rentals and landing fees	744	686	2,121	2,009
Depreciation and amortization	663	652	1,964	1,954
Fuel	537	810	1,864	2,982
Maintenance and repairs	504	505	1,581	1,604
Other	2,007	1,525	5,399	4,520

	11,790	10,678	34,241	32,151

OPERATING INCOME	864	1,038	3,145	3,188

OTHER INCOME (EXPENSE):
Interest, net	(81)	(58)	(218)	(153)
Other, net	(1)	5	(6)	8

	(82)	(53)	(224)	(145)

INCOME BEFORE INCOME TAXES	782	985	2,921	3,043

PROVISION FOR INCOME TAXES	275	357	1,031	1,099

NET INCOME	$507	$628	$1,890	$1,944

EARNINGS PER COMMON SHARE:
Basic	$1.86	$2.21	$6.79	$6.85

Diluted	$1.84	$2.18	$6.71	$6.75

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20	$1.00	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
NET INCOME	$507	$628	$1,890	$1,944

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $11, $18, $28 and $41	(99)	(152)	(270)	(305)
Amortization of prior service credit, net of tax of $12, $10, $30 and $31	(19)	(18)	(61)	(52)

	(118)	(170)	(331)	(357)

COMPREHENSIVE INCOME	$389	$458	$1,559	$1,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 29,	February 28,
	2016	2015
Operating Activities:
Net income	$1,890	$1,944
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,964	1,954
Provision for uncollectible accounts	90	112
Stock-based compensation	115	106
Deferred income taxes and other noncash items	288	220
Changes in assets and liabilities:
Receivables	(78)	(200)
Other assets	(322)	(38)
Accounts payable and other liabilities	(146)	(599)
Other, net	(5)	(26)

Cash provided by operating activities	3,796	3,473

Investing Activities:
Capital expenditures	(3,562)	(2,969)
Business acquisitions, net of cash acquired	—	(1,429)
Asset dispositions and other, net	(17)	16

Cash used in investing activities	(3,579)	(4,382)

Financing Activities:
Principal payments on debt	(28)	(1)
Proceeds from debt issuances	1,238	2,491
Proceeds from stock issuances	79	272
Excess tax benefit on the exercise of stock options	9	31
Dividends paid	(210)	(171)
Purchases of treasury stock	(2,133)	(1,016)
Other, net	(16)	(23)

Cash (used in) provided by financing activities	(1,061)	1,583

Effect of exchange rate changes on cash	(78)	(104)

Net (decrease) increase in cash and cash equivalents	(922)	570
Cash and cash equivalents at beginning of period	3,763	2,908

Cash and cash equivalents at end of period	$2,841	$3,478

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2016, the results of our operations for the three- and nine-month periods ended February 29, 2016 and February 28, 2015 and cash flows for the nine-month periods ended February 29, 2016 and February 28, 2015. Operating results for the three- and nine-month periods ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

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

We completed our acquisitions of GENCO Distribution System, Inc. (“GENCO”) and Bongo International, LLC (“Bongo”) in the third quarter of 2015 and have included the financial results and estimated fair values of the assets and liabilities related to these acquisitions in the FedEx Ground and FedEx Express segments, respectively. These acquisitions are included in the accompanying balance sheets based on an allocation of the purchase price (summarized in the table below, in millions).

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement (“CBA”) that took effect on November 2, 2015. The CBA is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots at FedEx Express, GENCO has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $29 million for the three-month period ended February 29, 2016 and $115 million for the nine-month period ended February 29, 2016. Our stock-based compensation expense was $26 million for the three-month period ended February 28, 2015 and $106 million for the nine-month period ended February 28, 2015. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

In the second quarter of 2016, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. Adoption of this guidance had no impact on our financial reporting. See the “Business Acquisitions” section above for further discussion regarding our recent business acquisitions.

On February 25, 2016, the FASB issued the new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting, and we plan to early adopt on a retrospective basis in the fourth quarter of 2016.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2016 that is relevant to the readers of our financial statements.

TREASURY SHARES. In January 2016, the stock repurchase authorization announced in September 2014 for 15 million shares was completed. On January 26, 2016, our Board of Directors approved a new share repurchase program of up to 25 million shares. Shares under the new repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

During the third quarter of 2016, we repurchased 7.3 million shares of FedEx common stock at an average price of $140.42 per share for a total of $1.0 billion. As of February 29, 2016, 22.8 million shares remained under the share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On February 19, 2016, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock. The dividend will be paid on April 1, 2016 to stockholders of record as of the close of business on March 14, 2016. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 29, 2016 and February 28, 2015 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Foreign currency translation gain (loss):
Balance at beginning of period	$(424)	$(72)	$(253)	$81
Translation adjustments	(99)	(152)	(270)	(305)

Balance at end of period	(523)	(224)	(523)	(224)

Retirement plans adjustments:
Balance at beginning of period	383	391	425	425
Reclassifications from AOCI	(19)	(18)	(61)	(52)

Balance at end of period	364	373	364	373

Accumulated other comprehensive (loss) income at end of period	$(159)	$149	$(159)	$149

The following table presents details of the reclassifications from AOCI for the periods ended February 29, 2016 and February 28, 2015 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Amortization of retirement plans prior service credits, before tax	$31	$28	$91	$83	Salaries and employee benefits
Income tax benefit	(12)	(10)	(30)	(31)	Provision for income taxes

AOCI reclassifications, net of tax	$19	$18	$61	$52	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On October 23, 2015, we issued $1.25 billion of senior unsecured 4.75% fixed-rate notes due in November 2045 under our current shelf registration statement. Interest on the notes is paid semiannually. We utilized the net proceeds for working capital and general corporate purposes, including share repurchases.

On November 13, 2015, we replaced our revolving and letter of credit facilities with a new, single five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. The ratio of our debt to adjusted EBITDA was 1.2 to 1.0 at February 29, 2016. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 29, 2016, no commercial paper was outstanding. However, we had a total of $318 million in letters of credit outstanding at February 29, 2016, with $182 million of the letter of credit sublimit unused under our revolving credit facility.

Long-term debt, exclusive of capital leases, had carrying values of $8.5 billion at February 29, 2016 and $7.2 billion at May 31, 2015, compared with estimated fair values of $8.5 billion at February 29, 2016 and $7.4 billion at May 31, 2015. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 29, 2016 and February 28, 2015 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Basic earnings per common share:
Net earnings allocable to common shares(1)	$506	$626	$1,888	$1,941
Weighted-average common shares	272	283	278	284

Basic earnings per common share	$1.86	$2.21	$6.79	$6.85

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$506	$626	$1,888	$1,941

Weighted-average common shares	272	283	278	284
Dilutive effect of share-based awards	3	4	3	4

Weighted-average diluted shares	275	287	281	288
Diluted earnings per common share	$1.84	$2.18	$6.71	$6.75

Anti-dilutive options excluded from diluted earnings per common share	4.8	2.0	4.0	2.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 29, 2016 and February 28, 2015 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Defined benefit pension plans	$53	$(10)	$160	$(27)
Defined contribution plans	104	96	304	284
Postretirement healthcare plans	20	21	61	61

	$177	$107	$525	$318

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 29, 2016 and February 28, 2015 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Pension Plans
Service cost	$166	$165	$497	$493
Interest cost	295	274	885	824
Expected return on plan assets	(377)	(420)	(1,131)	(1,260)
Amortization of prior service credit and other	(31)	(29)	(91)	(84)

	$53	$(10)	$160	$(27)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Postretirement Healthcare Plans
Service cost	$10	$10	$30	$30
Interest cost	10	11	31	31

	$20	$21	$61	$61

Contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the nine-month periods ended February 29, 2016 and February 28, 2015 were as follows (in millions):

	2016	2015
Required	$8	$380
Voluntary	487	115

	$495	$495

In March 2016, we made an additional voluntary contribution of $165 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended February 29, 2016 and February 28, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Revenues
FedEx Express segment	$6,557	$6,656	$19,736	$20,542
FedEx Ground segment	4,408	3,393	12,288	9,416
FedEx Freight segment	1,447	1,428	4,595	4,622
FedEx Services segment	384	370	1,177	1,138
Eliminations and other	(142)	(131)	(410)	(379)

	$12,654	$11,716	$37,386	$35,339

Operating Income
FedEx Express segment	$595	$393	$1,762	$1,262
FedEx Ground segment	557	559	1,620	1,569
FedEx Freight segment	56	67	289	347
Eliminations, corporate and other	(344)	19	(526)	10

	$864	$1,038	$3,145	$3,188

(7) Commitments

As of February 29, 2016, our purchase commitments under various contracts for the remainder of 2016 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2016 (remainder)	$94	$151	$245
2017	1,283	291	1,574
2018	1,748	173	1,921
2019	1,569	78	1,647
2020	1,633	26	1,659
Thereafter	5,779	102	5,881

Total	$12,106	$821	$12,927

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 29, 2016, our obligation to purchase five Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $363 million in deposits and progress payments as of February 29, 2016 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 29, 2016 with the year of expected delivery:

	B767F	B777F	Total
2016 (remainder)	1	—	1
2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
Thereafter	26	9	35

Total	80	16	96

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 29, 2016 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2016 (remainder)	$84	$691	$775
2017	403	1,980	2,383
2018	332	1,583	1,915
2019	274	1,396	1,670
2020	190	1,231	1,421
Thereafter	360	7,711	8,071

Total	$1,643	$14,592	$16,235

Future minimum lease payments under capital leases were immaterial at February 29, 2016. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

During the third quarter of 2016, we reached agreements in principle to settle all of the 19 cases on appeal in the multidistrict independent contractor litigation. All of these settlements require court approval. We recognized a liability for the expected loss (net of recognized insurance recovery) related to these cases and certain other pending independent-contractor-related proceedings of $204 million.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of these matters settled for immaterial amounts and have received court approval. The cases in Arkansas and Florida settled in the second quarter of 2016, and we established an accrual in each of these cases for the amount of the settlement. The settlements are subject to court approval. On January 13, 2016, the court preliminarily approved the settlement of the Florida case and set a fairness hearing for July 15, 2016. On January 29, 2016, the parties filed their motion for preliminary approval of the settlement in the Arkansas case.

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

In June 2015, the parties in the California case reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The court has scheduled a final approval hearing regarding the settlement for April 7, 2016.

The two cases in Oregon were consolidated with a non-multidistrict litigation independent contractor case in Oregon. The three cases collectively settled in the second quarter of 2016, and we increased the accrual in these cases to the amount of the settlement. The settlement is subject to court approval.

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation. For these cases, we do not expect to incur a material loss in these matters; however, it is reasonably possible that potential loss in some of these lawsuits or changes to the independent contractor status of FedEx Ground’s owner-operators could be material. In these cases, we continue to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible loss in these cases. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of full-time drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages in certain of these cases, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the cases. Further, the range of potential loss could be impacted substantially by future rulings by the court, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues. As a consequence of these factors, as well as others that are specific to these cases, we are not currently able to estimate a range of reasonably possible loss. We do not believe that a material loss is probable in these matters.

Adverse determinations in matters related to FedEx Ground’s independent contractors, could, among other things, entitle certain of our owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors.

City and State of New York Cigarette Suit. The City of New York (“City”) and the State of New York (“State”) filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. The first lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, none of which continues to ship in our network. The second lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers. In March 2015, the court ruled on our motion to dismiss in the first case, granting our motions to limit the applicable statute of limitations to four years and to dismiss a portion of the claims. The court, however, denied our motion to dismiss some of the claims, including the RICO claims. In July 2015, FedEx Ground filed a motion to dismiss in the second case and the court has not issued its ruling on this motion. The likelihood of loss is reasonably possible, but the amount of loss cannot be estimated at this stage of the litigation and we expect the amount of any loss to be immaterial.

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

Other Matters. On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. In April 2015, the FCA issued a report responding to the observations submitted by all companies involved in the investigation. We submitted an answer to the FCA’s report in early July. In the fourth quarter of 2015, we established an accrual for the estimated probable loss. This amount was immaterial.

A hearing in this matter before the Board of the FCA occurred on September 30, 2015. On December 15, 2015, the FCA announced its decision and related fines against all companies involved in the investigation. FedEx Express France was fined €17 million. We did not appeal the FCA decision. In the third quarter of 2016, we increased the accrual to that amount ($19 million). We plan to pursue all available remedies against the sellers of TATEX to recover our losses in this matter.

The U.S. Customs and Border Protection (the “CBP”) previously notified FedEx Trade Networks that it would be reviewing certain customs entries made at U.S. ports from 2008 to December 2013. In November 2015, the CBP notified FedEx Trade Networks that it may be liable for $76 million to $210 million in estimated uncollected duties and merchandising processing fees. On January 4, 2016, FedEx Trade Networks submitted an offer of compromise to the CBP to resolve the company’s potential liability from December 24, 2008 through January 4, 2016. On February 19, 2016, CBP informed FedEx Trade Networks that it accepted the offer of compromise, and we recognized a liability (net of recognized insurance recovery) in the amount of $69 million.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 29, 2016 and February 28, 2015 was as follows (in millions):

	2016	2015
Cash payments for:
Interest (net of capitalized interest)	$284	$196

Income taxes	$919	$859
Income tax refunds received	(3)	(7)

Cash tax payments, net	$916	$852

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended. FedEx Express, however, currently files reports under such act with respect to certain indebtedness previously issued under registration statements filed by FedEx Express with the SEC.

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 29, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,498	$331	$1,044	$(32)	$2,841
Receivables, less allowances	20	4,415	1,246	(47)	5,634
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	298	730	126	—	1,154
Deferred income taxes	—	571	37	—	608

Total current assets	1,816	6,047	2,453	(79)	10,237

PROPERTY AND EQUIPMENT, AT COST	29	43,938	2,065	—	46,032
Less accumulated depreciation and amortization	24	22,334	1,122	—	23,480

Net property and equipment	5	21,604	943	—	22,552

INTERCOMPANY RECEIVABLE	—	1,646	1,130	(2,776)	—
GOODWILL	—	1,571	2,193	—	3,764
INVESTMENT IN SUBSIDIARIES	24,828	3,052	—	(27,880)	—
OTHER ASSETS	2,797	802	384	(2,717)	1,266

	$29,446	$34,722	$7,103	$(33,452)	$37,819

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$4	$7	$—	$11
Accrued salaries and employee benefits	58	1,201	192	—	1,451
Accounts payable	70	1,369	664	(79)	2,024
Accrued expenses	805	1,378	270	—	2,453

Total current liabilities	933	3,952	1,133	(79)	5,939

LONG-TERM DEBT, LESS CURRENT PORTION	8,217	248	12	—	8,477
INTERCOMPANY PAYABLE	2,776	—	—	(2,776)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,583	180	(2,717)	2,046
Other liabilities	3,193	3,577	260	—	7,030

Total other long-term liabilities	3,193	8,160	440	(2,717)	9,076
STOCKHOLDERS’ INVESTMENT	14,327	22,362	5,518	(27,880)	14,327

	$29,446	$34,722	$7,103	$(33,452)	$37,819

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,383	$487	$971	$(78)	$3,763
Receivables, less allowances	3	4,383	1,385	(52)	5,719
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	41	689	123	—	853
Deferred income taxes	—	571	35	—	606

Total current assets	2,427	6,130	2,514	(130)	10,941

PROPERTY AND EQUIPMENT, AT COST	29	40,364	2,471	—	42,864
Less accumulated depreciation and amortization	23	20,685	1,281	—	21,989

Net property and equipment	6	19,679	1,190	—	20,875

INTERCOMPANY RECEIVABLE	—	686	1,563	(2,249)	—
GOODWILL	—	1,552	2,258	—	3,810
INVESTMENT IN SUBSIDIARIES	23,173	3,800	—	(26,973)	—
OTHER ASSETS	2,752	898	477	(2,684)	1,443

	$28,358	$32,745	$8,002	$(32,036)	$37,069

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$7	$12	$—	$19
Accrued salaries and employee benefits	34	1,208	194	—	1,436
Accounts payable	5	1,433	758	(130)	2,066
Accrued expenses	604	1,557	275	—	2,436

Total current liabilities	643	4,205	1,239	(130)	5,957

LONG-TERM DEBT, LESS CURRENT PORTION	6,978	248	23	—	7,249
INTERCOMPANY PAYABLE	2,249	—	—	(2,249)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,206	225	(2,684)	1,747
Other liabilities	3,495	3,367	261	—	7,123

Total other long-term liabilities	3,495	7,573	486	(2,684)	8,870
STOCKHOLDERS’ INVESTMENT	14,993	20,719	6,254	(26,973)	14,993

	$28,358	$32,745	$8,002	$(32,036)	$37,069

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 29, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,838	$1,892	$(76)	$12,654

OPERATING EXPENSES:
Salaries and employee benefits	32	4,072	608	—	4,712
Purchased transportation	—	2,106	545	(28)	2,623
Rentals and landing fees	1	660	84	(1)	744
Depreciation and amortization	—	608	55	—	663
Fuel	—	520	17	—	537
Maintenance and repairs	—	471	33	—	504
Intercompany charges, net	(344)	294	50	—	—
Other	311	1,344	399	(47)	2,007

	—	10,075	1,791	(76)	11,790

OPERATING INCOME	—	763	101	—	864

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	507	86	—	(593)	—
Interest, net	(90)	6	3	—	(81)
Intercompany charges, net	95	(105)	10	—	—
Other, net	(5)	(1)	5	—	(1)

INCOME BEFORE INCOME TAXES	507	749	119	(593)	782

Provision for income taxes	—	249	26	—	275

NET INCOME	$507	$500	$93	$(593)	$507

COMPREHENSIVE INCOME	$488	$487	$7	$(593)	$389

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2015

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,793	$2,024	$(101)	$11,716

OPERATING EXPENSES:
Salaries and employee benefits	25	3,712	598	—	4,335
Purchased transportation	—	1,527	695	(57)	2,165
Rentals and landing fees	1	597	89	(1)	686
Depreciation and amortization	—	593	59	—	652
Fuel	—	790	20	—	810
Maintenance and repairs	—	468	37	—	505
Intercompany charges, net	(48)	(34)	82	—	—
Other	22	1,231	315	(43)	1,525

	—	8,884	1,895	(101)	10,678

OPERATING INCOME	—	909	129	—	1,038

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	628	91	—	(719)	—
Interest, net	(66)	6	2	—	(58)
Intercompany charges, net	68	(74)	6	—	—
Other, net	(2)	(4)	11	—	5

INCOME BEFORE INCOME TAXES	628	928	148	(719)	985

Provision for income taxes	—	274	83	—	357

NET INCOME	$628	$654	$65	$(719)	$628

COMPREHENSIVE INCOME	$611	$640	$(74)	$(719)	$458

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 29, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$31,190	$6,449	$(253)	$37,386

OPERATING EXPENSES:
Salaries and employee benefits	92	11,811	1,904	—	13,807
Purchased transportation	—	5,481	2,132	(108)	7,505
Rentals and landing fees	4	1,843	278	(4)	2,121
Depreciation and amortization	1	1,792	171	—	1,964
Fuel	—	1,808	56	—	1,864
Maintenance and repairs	—	1,476	105	—	1,581
Intercompany charges, net	(525)	338	187	—	—
Other	428	3,901	1,211	(141)	5,399

	—	28,450	6,044	(253)	34,241

OPERATING INCOME	—	2,740	405	—	3,145

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,890	220	—	(2,110)	—
Interest, net	(246)	20	8	—	(218)
Intercompany charges, net	257	(264)	7	—	—
Other, net	(11)	(10)	15	—	(6)

INCOME BEFORE INCOME TAXES	1,890	2,706	435	(2,110)	2,921

Provision for income taxes	—	915	116	—	1,031

NET INCOME	$1,890	$1,791	$319	$(2,110)	$1,890

COMPREHENSIVE INCOME	$1,834	$1,758	$77	$(2,110)	$1,559

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2015

(As Adjusted)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$29,488	$6,136	$(285)	$35,339

OPERATING EXPENSES:
Salaries and employee benefits	78	10,902	1,698	—	12,678
Purchased transportation	—	4,381	2,170	(147)	6,404
Rentals and landing fees	4	1,746	263	(4)	2,009
Depreciation and amortization	1	1,783	170	—	1,954
Fuel	—	2,913	69	—	2,982
Maintenance and repairs	—	1,497	107	—	1,604
Intercompany charges, net	(191)	(82)	273	—	—
Other	108	3,635	911	(134)	4,520

	—	26,775	5,661	(285)	32,151

OPERATING INCOME	—	2,713	475	—	3,188

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,944	292	—	(2,236)	—
Interest, net	(172)	15	4	—	(153)
Intercompany charges, net	176	(192)	16	—	—
Other, net	(4)	(5)	17	—	8

INCOME BEFORE INCOME TAXES	1,944	2,823	512	(2,236)	3,043
Provision for income taxes	—	916	183	—	1,099

NET INCOME	$1,944	$1,907	$329	$(2,236)	$1,944

COMPREHENSIVE INCOME	$1,891	$1,864	$68	$(2,236)	$1,587

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 29, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(833)	$4,213	$370	$46	$3,796

INVESTING ACTIVITIES
Capital expenditures	—	(3,434)	(128)	—	(3,562)
Asset dispositions and other	(55)	26	12	—	(17)

CASH USED IN INVESTING ACTIVITIES	(55)	(3,408)	(116)	—	(3,579)

FINANCING ACTIVITIES
Net transfers from (to) Parent	1,036	(1,039)	3	—	—
Payment on loan between subsidiaries	—	109	(109)	—	—
Intercompany dividends	—	20	(20)	—	—
Principal payments on debt	—	(7)	(21)	—	(28)
Proceeds from debt issuance	1,238	—	—	—	1,238
Proceeds from stock issuances	79	—	—	—	79
Excess tax benefit on the exercise of stock options	9	—	—	—	9
Dividends paid	(210)	—	—	—	(210)
Purchase of treasury stock	(2,133)	—	—	—	(2,133)
Other, net	(16)	(27)	27	—	(16)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	3	(944)	(120)	—	(1,061)

Effect of exchange rate changes on cash	—	(17)	(61)	—	(78)

Net (decrease) increase in cash and cash equivalents	(885)	(156)	73	46	(922)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763

Cash and cash equivalents at end of period	$1,498	$331	$1,044	$(32)	$2,841

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(460)	$3,443	$382	$108	$3,473

INVESTING ACTIVITIES
Capital expenditures	(1)	(2,849)	(119)	—	(2,969)
Business acquisitions, net of cash acquired	(1,429)	—	—	—	(1,429)
Asset dispositions and other	—	35	(19)	—	16

CASH USED IN INVESTING ACTIVITIES	(1,430)	(2,814)	(138)	—	(4,382)

FINANCING ACTIVITIES
Net transfers from (to) Parent	692	(681)	(11)	—	—
Payment on loan between subsidiaries	—	202	(202)	—	—
Intercompany dividends	—	38	(38)	—	—
Principal payments on debt	—	(1)	—	—	(1)
Proceeds from debt issuance	2,491	—	—	—	2,491
Proceeds from stock issuances	272	—	—	—	272
Excess tax benefit on the exercise of stock options	31	—	—	—	31
Dividends paid	(171)	—	—	—	(171)
Purchase of treasury stock	(1,016)	—	—	—	(1,016)
Other, net	(23)	(105)	105		(23)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,276	(547)	(146)	—	1,583

Effect of exchange rate changes on cash	—	(31)	(73)	—	(104)

Net increase in cash and cash equivalents	386	51	25	108	570
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$2,142	$492	$886	$(42)	$3,478

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 29, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 29, 2016 and February 28, 2015 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2016 and February 28, 2015. These financial statements are the responsibility of the Company’s management.

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

March 17, 2016

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

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight and size;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per hundredweight and shipment for LTL freight shipments);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Percent Change		Nine Months Ended		Percent Change
	2016	2015			2016	2015
Revenues	$12,654	$11,716	8		$37,386	$35,339	6
FedEx Express Segment operating income	595	393	51		1,762	1,262	40
FedEx Ground Segment operating income	557	559	—		1,620	1,569	3
FedEx Freight Segment operating income	56	67	(16)		289	347	(17)
Eliminations, corporate and other	(344)	19	NM		(526)	10	NM

Consolidated operating income	864	1,038	(17)		3,145	3,188	(1)

FedEx Express Segment operating margin	9.1%	5.9%	320	bp	8.9%	6.1%	280	bp
FedEx Ground Segment operating margin	12.6%	16.5%	(390	)bp	13.2%	16.7%	(350	)bp
FedEx Freight Segment operating margin	3.9%	4.7%	(80	)bp	6.3%	7.5%	(120	)bp
Consolidated operating margin	6.8%	8.9%	(210	)bp	8.4%	9.0%	(60	)bp
Consolidated Net income	$507	$628	(19)		$1,890	$1,944	(3)

Diluted earnings per share	$1.84	$2.18	(16)		$6.71	$6.75	(1)

The following table shows changes in revenues and operating income by reportable segment for the periods ended February 29, 2016 compared to February 28, 2015 (dollars in millions):

	Change in Revenue		Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$(99)	$(806)	$202	$500
FedEx Ground segment	1,015	2,872	(2)	51
FedEx Freight segment	19	(27)	(11)	(58)
FedEx Services segment	14	39	—	—
Eliminations, corporate and other	(11)	(31)	(363)	(536)

	$938	$2,047	$(174)	$(43)

Overview

Our consolidated results above include certain amounts in “Eliminations, corporate and other” that significantly impacted our income and margin. We recorded provisions for the settlement of (and certain expected losses related to) independent contractor litigation matters involving FedEx Ground for $204 million ($126 million, net of tax, or $0.46 per diluted share) in the third quarter and $245 million ($152 million, net of tax, or $0.54 per diluted share) in the nine months of 2016.

The third quarter of 2016 also included expenses related to the settlement of a U.S. Customs and Border Protection (“CBP”) notice of action regarding uncollected duties and merchandising processing fees in the amount of $69 million ($43 million, net of tax, or $0.15 per diluted share for the third quarter and nine months of 2016). Both of these third quarter provisions are net of recognized insurance recoveries. The nine months of 2015 included a legal contingency reserve associated with an independent contractor litigation matter involving FedEx Ground.

In addition, we incurred expenses related to our pending acquisition of TNT Express N.V. (“TNT Express”) of $25 million ($15 million, net of tax, or $0.06 per diluted share) in the third quarter and $53 million ($33 million, net of tax, or $0.12 per diluted share) in the nine months of 2016.

Our segment results improved during the third quarter and the nine months of 2016 due to higher operating income at FedEx Express, and as our profit improvement program commenced in 2013 continues to improve revenue quality and constrain expenses. In addition, one additional operating day benefited all our transportation segments in the nine months of 2016. These factors were partially offset in the third quarter and the nine months of 2016 by lower than anticipated volume at FedEx Freight, and network expansion costs, higher self-insurance expenses and increased purchased transportation rates at FedEx Ground. In addition, in the third quarter of 2016, higher operational costs at FedEx Ground during our peak season negatively impacted results. Higher healthcare costs and incentive compensation accruals also negatively impacted results in the nine months of 2016.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,950
2,850
2,750
2,650
2,550
2,798
2,659
2,616
2,721
2,866
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Q3 2016

FedEx Express
International(1)
Average Daily Package Volume
1,000
800
600
400
200
831
850
855
954
878
573
586
565
588
565
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Q3 2016
International export
International domestic

FedEx Ground
Average Daily Package Volume
9,000
8,500
8,000
7,500
7,000
6,500
6,000
5,500
7,496
6,746
6,717
7,623
8,339
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Q3 2016
FedEx Ground

FedEx Freight
Average Daily LTL Shipments
80.0
70.0
60.0
50.0
40.0
30.0
20.0
62.0
66.4
66.5
68.9
64.7
26.8
29.2
30.7
31.4
30.0
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Q3 2016
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
14,000
13,500
13,000
12,500
12,000
11,500
11,000
10,500
10,000
11,698
10,841
10,753
11,886
12,648
Q3 2015
Q4 2015
Q1 2016
Q2 2016
Q3 2016

(1)	International domestic average daily package volume represents our international intra-country express operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

Revenue

Revenues increased 8% in the third quarter and 6% in the nine months of 2016 driven by the FedEx Ground segment due to volume growth in our residential services coupled with rate increases, and the inclusion of GENCO Distribution System, Inc. (“GENCO”) revenue. In addition, revenues increased approximately $350 million in the third quarter and $890 million in the nine months of 2016 as a result of recording FedEx SmartPost service revenues on a gross basis, versus our previous net treatment, as further discussed in our Annual Report and in Note 1 of our unaudited condensed consolidated financial statements. Lower fuel surcharges had a significant negative impact on revenues at all of our transportation segments, but had a modest benefit on our earnings in the third quarter and nine months of 2016. Unfavorable exchange rates also negatively impacted revenues at FedEx Express in the third quarter and nine months of 2016. One additional operating day benefited revenues at all our transportation segments in the nine months of 2016.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	$4,712	$4,335	$13,807	$12,678
Purchased transportation	2,623	2,165	7,505	6,404
Rentals and landing fees	744	686	2,121	2,009
Depreciation and amortization	663	652	1,964	1,954
Fuel	537	810	1,864	2,982
Maintenance and repairs	504	505	1,581	1,604
Other	2,007	1,525	5,399	4,520

Total operating expenses	$11,790	$10,678	$34,241	$32,151

Total operating income	$864	$1,038	$3,145	$3,188

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	37.2%	36.9%	36.9%	35.9%
Purchased transportation	20.7	18.5	20.1	18.1
Rentals and landing fees	5.9	5.9	5.7	5.7
Depreciation and amortization	5.2	5.6	5.3	5.5
Fuel	4.3	6.9	5.0	8.4
Maintenance and repairs	4.0	4.3	4.2	4.6
Other	15.9	13.0	14.4	12.8

Total operating expenses	93.2	91.1	91.6	91.0

Operating margin	6.8%	8.9%	8.4%	9.0%

Our operating margin for the third quarter of 2016 was negatively impacted by corporate level provisions for the settlement of (and certain expected losses relating to) independent contractor litigation matters involving FedEx Ground and the settlement of the CBP matter as described above, higher salaries and employee benefits at FedEx Freight, the recording of FedEx SmartPost revenues on a gross basis and higher operational costs during our peak season at FedEx Ground. During the nine months of 2016, operating margin was negatively impacted by the same factors, as well as higher self-insurance expenses. The independent contractor litigation and CBP items affected operating margin by a combined 220 basis points in the third quarter and 80 basis points in the nine months of 2016.

Our operating expenses included an increase in salaries and employee benefits expense of 9% in the third quarter and nine months of 2016 due to the inclusion of GENCO results and pay initiatives coupled with increased staffing at FedEx Freight. Higher healthcare costs and incentive compensation accruals also impacted salaries and employee benefits in the nine months of 2016. Purchased transportation costs increased 21% in the third quarter and 17% in the nine months of 2016 due to the recording of FedEx SmartPost service revenues on a gross basis and higher volumes and increased rates at FedEx Ground. Other expenses were driven 32% higher in the third quarter due to the independent contractor litigation and CBP matters further discussed in Note 8 of the accompanying unaudited condensed consolidated financial statements and the inclusion of GENCO results and 19% in the nine months of 2016 due to the inclusion of GENCO results, the independent contractor litigation and CBP matters and higher self-insurance insurance costs at FedEx Ground. Rentals and landing fees increased 8% in the third quarter and 6% in the nine months of 2016 due to network expansion and the inclusion of GENCO results at FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 34% in the third quarter and 37% in the nine months of 2016 due to lower fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarter and nine months of 2016 and 2015 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in February 2016 was set based on December 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

The net impact of fuel had a modest benefit in the third quarter and nine months of 2016 to operating income. This was driven by the year-over-year decrease in fuel prices during the third quarter and nine months of 2016, which was partially offset by decreased fuel surcharge revenue during these periods.

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

Income Taxes

Our effective tax rate was 35.2% for the third quarter of 2016 and 35.3% for the nine months of 2016, compared with 36.2% in the third quarter and 36.1% in the nine months of 2015. The tax rates in 2016 have decreased primarily due to a lower state tax rate including the resolution of a state income tax matter during the second quarter. For 2016, we expect an effective tax rate of 35.0% to 36.0% prior to any year-end mark-to-market accounting adjustment for defined benefit pension and postretirement healthcare plans (“MTM Adjustment”). The actual rate, however, will depend on a number of factors, including the amount and source of operating income, the impact of the MTM Adjustment and when the proposed TNT Express acquisition is completed.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. During the third quarter, we closed the Internal Revenue Service examination for the 2012 and 2013 tax years. The conclusion of the audit had an immaterial impact to our balance of unrecognized tax benefits. As of February 29, 2016, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2015.

Business Acquisitions

As discussed in our Annual Report, on April 6, 2015, we entered into a conditional agreement to acquire TNT Express for €4.4 billion (currently, approximately $4.9 billion). This combination is expected to expand our global portfolio, particularly in Europe, lower our costs to serve our European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. This acquisition is expected to be completed in the first half of calendar year 2016. The closing of the acquisition is subject to customary conditions, including obtaining all necessary approvals and competition clearances. We expect to secure all relevant competition approvals.

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

Outlook

We expect earnings growth in the fourth quarter and full year of 2016 (prior to any MTM Adjustment and exclusive of certain litigation matters) driven by improvements in the results of our FedEx Express and FedEx Ground segments due to volume growth and yield management initiatives, despite weaker than anticipated industrial production. We expect this weakness to drive lower than anticipated revenue growth and have a negative impact on the earnings of our FedEx Freight segment in the fourth quarter and full year of 2016. Our results in 2016 will continue to benefit from execution of the profit improvement programs announced in 2013, which are further described in our Annual Report. Our expectations for earnings growth in the fourth quarter and the remainder of 2016 are dependent on key external factors, including fuel prices and moderate growth in the global economy. Our outlook for 2016 also does not include any impact from our announced intent to acquire TNT Express, such as integration planning or transaction costs, the operating activities of TNT Express, or the related tax consequences if the transaction is consummated.

Other Outlook Matters. For details on key 2016 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

We plan to merge FedEx TechConnect into FedEx Services, effective May 31, 2016. This internal structure change will enhance FedEx Services’ ability to serve our operating companies and our customers. There will be no personnel reduction associated with the merger and the estimated cost of the merger will be immaterial to our results.

We are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements and the “Independent Contractor Model” section of our FedEx Ground segment MD&A.

In the third quarter of 2016, FedEx Ground announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network. To date, service providers in 24 states are operating under, or transitioning to, the ISP model. The transition to the ISP model in the remaining 26 states is expected to be completed by May 31, 2020. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

In the second quarter of 2016, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. Adoption of this guidance had no impact on our financial reporting. See the “Business Acquisitions” section above for further discussion regarding our recent business acquisitions.

On February 25, 2016, the FASB issued the new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting, and we plan to early adopt on a retrospective basis in the fourth quarter of 2016.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2016 that is relevant to the readers of our financial statements.

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

Corporate and other includes corporate headquarters costs for executive officers, certain other legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. The year-over-year increase in these costs was driven by the 2016 legal reserves described above and prior year benefits of approximately $67 million in the third quarter and $200 million in the nine months as a result of our change in recognizing expected return on plan assets for our defined benefit pension and postretirement healthcare plans at the segment level, which had no impact at the consolidated level.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2016	2015	Change		2016	2015	Change
Revenues:
Package:
U.S. overnight box	$1,704	$1,653	3		$5,044	$5,040	—
U.S. overnight envelope	408	392	4		1,227	1,207	2
U.S. deferred	926	895	3		2,568	2,524	2

Total U.S. domestic package revenue	3,038	2,940	3		8,839	8,771	1

International priority	1,346	1,463	(8)		4,243	4,742	(11)
International economy	546	560	(3)		1,688	1,729	(2)

Total international export package revenue	1,892	2,023	(6)		5,931	6,471	(8)

International domestic(1)	303	328	(8)		966	1,082	(11)

Total package revenue	5,233	5,291	(1)		15,736	16,324	(4)
Freight:
U.S.	647	580	12		1,798	1,745	3
International priority	325	375	(13)		1,029	1,182	(13)
International airfreight	30	45	(33)		98	133	(26)

Total freight revenue	1,002	1,000	—		2,925	3,060	(4)
Other(2)	322	365	(12)		1,075	1,158	(7)

Total revenues	6,557	6,656	(1)		19,736	20,542	(4)
Operating expenses:
Salaries and employee benefits	2,602	2,572	1		7,638	7,574	1
Purchased transportation	545	614	(11)		1,762	1,942	(9)
Rentals and landing fees	452	436	4		1,261	1,284	(2)
Depreciation and amortization	342	364	(6)		1,038	1,106	(6)
Fuel	455	697	(35)		1,579	2,573	(39)
Maintenance and repairs	306	324	(6)		981	1,060	(7)
Intercompany charges	464	460	1		1,371	1,360	1
Other	796	796	—		2,344	2,381	(2)

Total operating expenses	5,962	6,263	(5)		17,974	19,280	(7)

Operating income	$595	$393	51		$1,762	$1,262	40

Operating margin	9.1%	5.9%	320	bp	8.9%	6.1%	280	bp

(1)	International domestic revenues represent our international intra-country express operations.

(2)	Includes FedEx Trade Networks, FedEx SupplyChain Systems and Bongo.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	39.7%	38.7%	38.7%	36.9%
Purchased transportation	8.3	9.2	8.9	9.5
Rentals and landing fees	6.9	6.5	6.4	6.2
Depreciation and amortization	5.2	5.5	5.3	5.4
Fuel	6.9	10.5	8.0	12.5
Maintenance and repairs	4.7	4.9	5.0	5.2
Intercompany charges	7.1	6.9	6.9	6.6
Other	12.1	11.9	11.9	11.6

Total operating expenses	90.9	94.1	91.1	93.9

Operating margin	9.1%	5.9%	8.9%	6.1%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2016	2015	Change	2016	2015	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,316	1,258	5	1,271	1,243	2
U.S. overnight envelope	535	516	4	536	521	3
U.S. deferred	1,015	1,024	(1)	926	928	—

Total U.S. domestic ADV	2,866	2,798	2	2,733	2,692	2

International priority	386	398	(3)	393	410	(4)
International economy	179	175	2	180	175	3

Total international export ADV	565	573	(1)	573	585	(2)

International domestic(2)	878	831	6	895	854	5

Total ADV	4,309	4,202	3	4,201	4,131	2

Revenue per package (yield):
U.S. overnight box	$20.56	$20.85	(1)	$20.77	$21.34	(3)
U.S. overnight envelope	12.11	12.07	—	11.99	12.18	(2)
U.S. deferred	14.48	13.88	4	14.52	14.32	1
U.S. domestic composite	16.83	16.68	1	16.93	17.15	(1)
International priority	55.35	58.40	(5)	56.59	60.79	(7)
International economy	48.36	50.60	(4)	49.02	52.03	(6)
International export composite	53.14	56.01	(5)	54.21	58.17	(7)
International domestic(2)	5.47	6.28	(13)	5.65	6.67	(15)
Composite package yield	19.27	19.99	(4)	19.61	20.80	(6)
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,340	8,145	2	7,937	7,831	1
International priority	2,414	2,823	(14)	2,503	2,866	(13)
International airfreight	622	718	(13)	636	673	(5)

Total average daily freight pounds	11,376	11,686	(3)	11,076	11,370	(3)

Revenue per pound (yield):
U.S.	$1.23	$1.13	9	$1.19	$1.17	2
International priority	2.14	2.11	1	2.15	2.17	(1)
International airfreight	0.76	1.00	(24)	0.81	1.04	(22)
Composite freight yield	1.40	1.36	3	1.38	1.42	(3)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country express operations.

FedEx Express Segment Revenues

FedEx Express segment revenues decreased 1% in the third quarter and 4% in the nine months of 2016 primarily due to lower fuel surcharges and unfavorable exchange rates. These factors were partially offset by improved U.S. domestic and international export yield management and U.S. domestic volume growth. Revenues in the nine months of 2016 also benefited from one additional operating day.

U.S. domestic yields increased 1% in the third quarter due to higher base rates and were partially offset by the negative impact of lower fuel surcharges and decreased 1% in the nine months of 2016 due to the negative impact of lower fuel surcharges, which were partially offset by higher base rates. U.S. domestic volumes increased 2% in the third quarter and nine months of 2016 driven by our overnight service offerings. International export yields decreased 5% in the third quarter and 7% in the nine months of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher base rates. Freight yields decreased 3% in the nine months of 2016 as the negative impact of lower fuel surcharges and unfavorable exchange rates offset higher base rates. International domestic revenues declined 8% in the third quarter and 11% in the nine months of 2016 due to the negative impact of unfavorable exchange rates, which were partially offset by increased volumes.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
U.S. Domestic and Outbound Fuel Surcharge:
Low	0.75%	3.50%	0.75%	3.50%
High	2.75	6.00	4.00	9.50
Weighted-average	2.00	4.80	2.40	7.62

International Fuel Surcharges:
Low	0.75	0.50	0.75	0.50
High	9.50	15.00	12.00	18.00
Weighted-average	5.83	11.57	7.08	14.49

On January 4, 2016, FedEx Express implemented a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services. In addition, effective November 2, 2015, FedEx Express updated certain tables used to determine fuel surcharges. On February 2, 2015, FedEx Express updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Express implemented a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin increased despite lower revenues in the third quarter and in the nine months of 2016. This increase was primarily driven by improved U.S. domestic and international export yield management and U.S. domestic volume growth, profit improvement program initiatives that continued to improve revenue quality and constrain expenses, lower international expenses due to currency exchange rates and the positive net impact of fuel. Also, operating income and operating margin benefited from one additional operating day in the nine months of 2016.

Salaries and employee benefits increased 1% in the third quarter and nine months of 2016 due to merit increases, which were partially offset by a favorable exchange rate impact. Higher incentive compensation accruals also impacted salaries and employee benefits in the nine months of 2016. Purchased transportation decreased 11% in the third quarter and 9% in the nine months of 2016 driven by a favorable exchange rate impact. Aircraft retirements during 2015 caused depreciation and amortization expense to decrease 6% in the third quarter and nine months of 2016. Maintenance and repairs expense decreased 6% in the third quarter and 7% in the nine months of 2016 primarily due to the timing of prior year aircraft maintenance events.

Fuel expense decreased 35% in the third quarter and 39% in the nine months of 2016 due to lower aircraft fuel prices. The net impact of fuel had a modest benefit in the third quarter and nine months of 2016 to operating income. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to nearly 100% of U.S. residences. On August 31, 2015, our FedEx SmartPost business was merged into FedEx Ground. The FedEx SmartPost service remains an important component of our FedEx Ground service offerings; however, for presentation purposes, FedEx SmartPost service revenues and operating statistics have been combined with our FedEx Ground service offerings. Also, on June 1, 2015, we prospectively began recording revenues associated with the FedEx SmartPost service on a gross basis and including postal fees in revenues and expenses, versus our previous net treatment, as discussed in our Annual Report. On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider. GENCO’s financial results are included in the following table from the date of acquisition, which has impacted the year-over-year comparability of revenue and operating expenses. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected package statistics (in thousands, except yield amounts) for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2016	2015	Change		2016	2015	Change
Revenues:
FedEx Ground	$4,025	$3,306	22		$11,161	$9,329	20
GENCO	383	87	NM		1,127	87	NM

Total revenues	4,408	3,393	30		12,288	9,416	31

Operating expenses:
Salaries and employee benefits	756	564	34		2,105	1,497	41
Purchased transportation	1,891	1,348	40		5,130	3,765	36
Rentals	166	126	32		466	349	34
Depreciation and amortization	159	136	17		451	381	18
Fuel	3	3	—		8	9	(11)
Maintenance and repairs	71	61	16		209	174	20
Intercompany charges	312	281	11		910	834	9
Other	493	315	57		1,389	838	66

Total operating expenses	3,851	2,834	36		10,668	7,847	36

Operating income	$557	$559	—		$1,620	$1,569	3

Operating margin	12.6%	16.5%	(390	)bp	13.2%	16.7%	(350	)bp

Average daily package volume
FedEx Ground	8,339	7,496	11		7,551	6,970	8

Revenue per package (yield)
FedEx Ground	$7.65	$7.06	8		$7.72	$7.06	9

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	17.1%	16.6%	17.1%	15.9%
Purchased transportation	42.9	39.7	41.7	40.0
Rentals	3.8	3.7	3.8	3.7
Depreciation and amortization	3.6	4.0	3.7	4.0
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.6	1.8	1.7	1.8
Intercompany charges	7.1	8.3	7.4	8.9
Other	11.2	9.3	11.3	8.9

Total operating expenses	87.4	83.5	86.8	83.3

Operating margin	12.6%	16.5%	13.2%	16.7%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 30% in the third quarter and 31% in the nine months of 2016 due to volume and yield growth at FedEx Ground and the inclusion of GENCO revenue, which were partially offset by lower fuel surcharges. Revenues increased approximately $350 million in the third quarter and $890 million in the nine months of 2016 as a result of recording FedEx SmartPost revenues on a gross basis, versus our previous net treatment, as further discussed in our Annual Report.

Average daily volume at FedEx Ground increased 11% in the third quarter and 8% in the nine months of 2016 primarily due to continued growth in our residential services driven by e-commerce. FedEx Ground yield increased 8% during the third quarter and 9% in the nine months of 2016 primarily due to the recording of FedEx SmartPost revenues on a gross basis, versus our previous net treatment and increased base rates, which include additional dimensional weight charges. These factors were partially offset by lower fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Low	3.80%	5.50%	3.50%	5.50%
High	4.30	6.00	4.50	7.00
Weighted-average	4.00	5.85	4.10	6.38

On January 4, 2016, FedEx Ground implemented a 4.9% increase in average list price. In addition, on November 2, 2015, FedEx Ground increased surcharges for shipments that exceed the published maximum weight or dimensional limits and updated certain tables used to determine fuel surcharges. On February 2, 2015, FedEx Ground updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Ground implemented a 4.9% increase in average list price. In addition, on January 5, 2015, FedEx Ground began applying dimensional weight pricing to all shipments.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income was flat in the third quarter as higher volumes were offset by higher costs driven significantly by network expansion and by our peak season demand that exceeded both volume and package size expectations. Additionally, higher self-insurance expenses and increased purchased transportation rates negatively impacted operating income in the third quarter of 2016. Operating income in the nine months of 2016 increased 3% due to higher volumes and increased yield, as well as the benefit from one additional operating day. These factors were partially offset by network expansion costs, higher self-insurance expenses, increased purchased transportation rates and higher operational costs during our peak season.

Operating margin decreased in the third quarter of 2016 due to the recording of FedEx SmartPost revenues on a gross basis, increased operational costs during our peak season and higher self-insurance expenses. In the nine months of 2016, operating margin decreased due to the recording of FedEx SmartPost revenues on a gross basis, the inclusion of GENCO results, and higher self-insurance expenses. The change in FedEx SmartPost revenue recognition and the inclusion of GENCO collectively decreased operating margin by 190 basis points in the third quarter and 210 basis points in the nine months of 2016.

The inclusion of GENCO in the FedEx Ground segment results has impacted the year-over-year comparability of all operating expenses. Along with incremental costs from GENCO, purchased transportation expense increased 40% in the third quarter and 36% in the nine months of 2016 due to the recording of FedEx SmartPost revenues on a gross basis, as further discussed in this MD&A, and higher volumes and increased rates. Salaries and employee benefits expense increased 34% in the third quarter and 41% in the nine months of 2016 due to the inclusion of GENCO results and additional staffing to support volume growth. Higher healthcare costs also impacted salaries and employee benefits in the nine months of 2016. Other expenses increased 57% in the third quarter and 66% in the nine months of 2016 primarily due to the addition of GENCO results and higher self-insurance costs. Rentals expense increased 32% in the third quarter and 34% in the nine months of 2016 due to network expansion and the inclusion of GENCO results. Depreciation and amortization expense increased 17% in the third quarter and 18% in the nine months of 2016 due to the inclusion of GENCO results and network expansion.

Independent Contractor Model

FedEx Ground is involved in numerous lawsuits and other proceedings (such as state tax or other administrative challenges) where the classification of its independent contractors is at issue. During the third quarter of 2016, we reached agreements in principle to settle all of the 19 cases on appeal in the multidistrict litigation. These cases involve a contractor model which FedEx Ground has not operated since 2011. In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation. We will continue to vigorously defend ourselves in these proceedings and continue to believe that FedEx Ground’s owner-operators are properly classified as independent contractors and not employees of FedEx Ground. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.

For additional information on the FedEx Ground Independent Service Provider model, see Part 1, Item 1 of our Annual Report under the caption “Independent Contractor Model” and “Other Outlook Matters” under Consolidated Results.

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2016	2015	Change		2016	2015	Change
Revenues	$1,447	$1,428	1		$4,595	$4,622	(1)
Operating expenses:
Salaries and employee benefits	716	664	8		2,168	2,006	8
Purchased transportation	223	235	(5)		720	792	(9)
Rentals	33	33	—		109	96	14
Depreciation and amortization	65	54	20		185	170	9
Fuel	80	109	(27)		277	399	(31)
Maintenance and repairs	48	49	(2)		154	148	4
Intercompany charges	112	108	4		337	329	2
Other	114	109	5		356	335	6

Total operating expenses	1,391	1,361	2		4,306	4,275	1

Operating income	$56	$67	(16)		$289	$347	(17)

Operating margin	3.9%	4.7%	(80	)bp	6.3%	7.5%	(120	)bp

Average daily LTL shipments (in thousands)
Priority	64.7	62.0	4		66.7	67.1	(1)
Economy	30.0	26.8	12		30.7	28.4	8

Total average daily LTL shipments	94.7	88.8	7		97.4	95.5	2

Weight per LTL shipment (lbs)
Priority	1,189	1,287	(8)		1,189	1,262	(6)
Economy	1,152	1,007	14		1,154	1,010	14
Composite weight per LTL shipment	1,177	1,203	(2)		1,178	1,187	(1)

LTL revenue per shipment
Priority	$218.15	$231.92	(6)		$220.03	$229.43	(4)
Economy	258.35	265.66	(3)		263.84	265.51	(1)
Composite LTL revenue per shipment	$231.61	$242.52	(4)		$234.07	$240.30	(3)

LTL yield (revenue per hundredweight)
Priority	$18.35	$18.02	2		$18.51	$18.18	2
Economy	22.42	26.38	(15)		22.86	26.29	(13)
Composite LTL yield	$19.67	$20.17	(2)		$19.87	$20.24	(2)

	Percent of Revenue
	Three Months Ended		Nine Months Ended

	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	49.5%	46.5%	47.2%	43.4%
Purchased transportation	15.4	16.5	15.7	17.1
Rentals	2.3	2.3	2.4	2.1
Depreciation and amortization	4.5	3.8	4.0	3.7
Fuel	5.5	7.6	6.0	8.6
Maintenance and repairs	3.3	3.4	3.4	3.2
Intercompany charges	7.7	7.6	7.3	7.1
Other	7.9	7.6	7.7	7.3

Total operating expenses	96.1	95.3	93.7	92.5

Operating margin	3.9%	4.7%	6.3%	7.5%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 1% in the third quarter due to higher average daily shipments, which were partially offset by lower fuel surcharges. Revenues decreased 1% in the nine months of 2016 as lower fuel surcharges more than offset higher average daily shipments and the benefit of one additional operating day. Average daily LTL shipments increased 7% in the third quarter and 2% in the nine months of 2016 due to increased volume related to small and mid-sized customers. LTL revenue per shipment decreased 4% in the third quarter and 3% in the nine months of 2016 due to lower fuel surcharges and lower weight per shipment.

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Low	18.50%	20.90%	18.50%	20.90%
High	20.70	24.60	23.10	26.20
Weighted-average	19.50	22.70	21.00	24.70

On January 4, 2016, FedEx Freight implemented zone-based pricing on U.S. and other LTL shipping rates. Also, on January 4, 2016, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates. On February 2, 2015, FedEx Freight updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin decreased in the third quarter and nine months of 2016 primarily due to salaries and employee benefits expense outpacing volume growth, as well as a facility closure charge in the nine months of 2016. Within operating expenses, salaries and employee benefits increased 8% in the third quarter and nine months of 2016 driven by pay initiatives and increased staffing levels for higher shipment volumes. Other expenses increased 6% in the nine months of 2016 primarily due to higher insurance claims, a legal reserve, and higher supplies expense. Depreciation and amortization increased 20% in the third quarter and 9% in the nine months of 2016 due to investments in transportation equipment. Rentals increased 14% in the nine months of 2016 driven primarily by a charge related to a facility closure. Purchased transportation expense decreased 5% in the third quarter and 9% in the nine months of 2016 due to lower rates and lower utilization of third-party transportation providers.

Fuel expense decreased 27% in the third quarter and 31% in the nine months of 2016 due to lower average price per gallon of diesel fuel. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.8 billion at February 29, 2016, compared to $3.8 billion at May 31, 2015. The following table provides a summary of our cash flows for the nine month-periods ended February 29, 2016 and February 28, 2015 (in millions):

	2016	2015
Operating activities:
Net income	$1,890	$1,944
Noncash charges and credits	2,457	2,392
Changes in assets and liabilities	(551)	(863)

Cash provided by operating activities	3,796	3,473

Investing activities:
Capital expenditures	(3,562)	(2,969)
Business acquisitions, net of cash acquired	—	(1,429)
Asset dispositions and other, net	(17)	16

Cash used in investing activities	(3,579)	(4,382)

Financing activities:
Principal payments on debt	(28)	(1)
Proceeds from debt issuances	1,238	2,491
Proceeds from stock issuances	79	272
Dividends paid	(210)	(171)
Purchases of treasury stock	(2,133)	(1,016)
Other	(7)	8

Cash (used in) provided by financing activities	(1,061)	1,583

Effect of exchange rate changes on cash	(78)	(104)

Net (decrease) increase in cash and cash equivalents	$(922)	$570

Cash and cash equivalents at the end of period	$2,841	$3,478

Cash flows from operating activities increased $323 million in the nine months of 2016 primarily due to higher segment operating income, which was partially offset by the timing of cash payments. Capital expenditures during the nine months of 2016 were higher primarily due to increased spending for sort facility expansion at FedEx Ground and aircraft at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2016 and 2015.

During the second quarter of 2016, we issued $1.25 billion of senior unsecured debt under our current shelf registration statement. We utilized the net proceeds for working capital and general corporate purposes, including share repurchases. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion of this debt.

In January 2016, the stock repurchase authorization announced in September 2014 for 15 million shares was completed. On January 26, 2016, our Board of Directors approved a new share repurchase program of up to 25 million shares. Shares under the new repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

During the third quarter of 2016, we repurchased 7.3 million shares of FedEx common stock at an average price of $140.42 per share for a total of $1.0 billion. As of February 29, 2016, 22.8 million shares remained under the share repurchase authorization. Stock repurchases had a $0.07 year-over-year positive impact on the third quarter earnings per diluted share and a $0.12 positive impact on the nine months of 2016 earnings per diluted share (net of interest expense on debt used to fund a portion of the repurchases).

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 29, 2016 and February 28, 2015 (in millions):

					Percent Change
					2016/2015
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	2016	2015	2016	2015
Aircraft and related equipment	$230	472	1,388	1,270	(51)	9
Facilities and sort equipment	408	294	1,067	746	39	43
Vehicles	175	184	652	523	(5)	25
Information and technology investments	95	59	256	209	61	22
Other equipment	92	71	199	221	30	(10)

Total capital expenditures	$1,000	$1,080	$3,562	$2,969	(7)	20

FedEx Express segment	$345	569	1,865	1,649	(39)	13
FedEx Ground segment	387	291	1,033	794	33	30
FedEx Freight segment	161	147	367	285	10	29
FedEx Services segment	107	73	297	240	47	24
Other	—	—	—	1	—	NM

Total capital expenditures	$1,000	$1,080	$3,562	$2,969	(7)	20

Capital expenditures during the nine months of 2016 were higher than the prior-year period primarily due to increased spending for sort facility expansion at FedEx Ground and aircraft at FedEx Express. Aircraft and related equipment purchases at FedEx Express during the nine months of 2016 included the delivery of ten Boeing 767-300 Freighter aircraft and two Boeing 777 Freighter aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our existing cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure and business acquisition requirements and debt payment obligations. Our cash and cash equivalents balance at February 29, 2016 includes $598 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2016, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $4.8 billion in 2016 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and vehicle replacement at all our transportation segments. We invested $1.4 billion in aircraft and aircraft-related equipment in the nine months of 2016 and expect to invest an additional $245 million for aircraft and aircraft-related equipment during the remainder of 2016. In March 2016, we made $165 million in voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). Our U.S. Pension Plans have ample funds to meet expected benefit payments. See Note 5 of the accompanying unaudited condensed consolidated financial statements for expected future benefit payments for the remainder of 2016.

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

During the fourth quarter, we plan to defease the underlying debt of certain leveraged operating leases which will be accounted for as a prepayment of the lease obligations. On April 1, 2016, we expect to redeem all of the outstanding $245 million of tax-exempt Alliance Airport bonds. During the fourth quarter of 2016, we also expect to prepay and defease the $238 million of outstanding tax-exempt Indianapolis Airport bonds, which are scheduled to mature on January 15, 2017. We expect to finance these prepayments with the proceeds of a debt offering. Proceeds from this offering also are expected to be used for working capital and general corporate purposes, including share repurchases under our current share repurchase authorization.

We expect to fund the acquisition of TNT Express with cash from operations and proceeds from a second debt offering, which we expect to launch shortly after the planned debt offering described above.

In December 2015, The Protecting Americans from Tax Hikes Act of 2015 (PATH Act) was passed into law. As a result, our current federal income taxes will be reduced due to the accelerated depreciation provisions on qualifying capital investments through December 31, 2019.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” On March 15, 2016, Moody’s Investors Service lowered our senior unsecured debt credit rating from Baa1 to Baa2 and affirmed our commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 29, 2016. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at February 29, 2016. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2016 (1)	2017	2018	2019	2020	Thereafter	Total
Operating activities:
Operating leases	$775	$2,383	$1,915	$1,670	$1,421	$8,071	$16,235
Non-capital purchase obligations and other	134	286	172	77	25	93	787
Interest on long-term debt	47	379	379	379	319	6,847	8,350

Investing activities:
Aircraft and aircraft-related capital commitments	94	1,283	1,748	1,569	1,633	5,779	12,106
Other capital purchase obligations	18	5	1	1	1	9	35

Financing activities:
Debt	—	—	—	750	400	7,340	8,490

Total	$1,068	$4,336	$4,215	$4,446	$3,799	$28,139	$46,003

(1)	Cash obligations for the remainder of 2016.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 29, 2016.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($24 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt, all of which are fixed rate.

We had $363 million in deposits and progress payments as of February 29, 2016 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 29, 2016, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “Financing Arrangements,” “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

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

•	any impact on our business from disruptions or modifications in service by the U.S. Postal Service, which is a significant customer and vendor of FedEx;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

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

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour, joint employment and discrimination and retaliation claims, and any other legal or governmental proceedings;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 29, 2016, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, British pound, Brazilian real, Mexican peso and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2016, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2015, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 29, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Dec. 1-31, 2015	2,660,000	$149.48	2,660,000	2,435,000
Jan. 1-31, 2016	2,435,000	139.60	2,435,000	25,000,000
Feb. 1-29, 2016	2,250,000	130.59	2,250,000	22,750,000

Total	7,345,000	$140.42	7,345,000

The December and January repurchases were made under the stock repurchase program approved by our Board of Directors and announced on September 29, 2014 and through which we were authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 15 million shares of our common stock. The September 2014 stock repurchase program was completed in January 2016.

The February repurchases were made under the new stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in the privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of March 16, 2016, 21.5 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 5. Other Information

As previously disclosed, on March 7, 2016, the Board of Directors of FedEx approved amendments to the Amended and Restated Bylaws of FedEx (the “Bylaws”). As amended, Article III, Section 14 of the Bylaws implements proxy access. The proxy access bylaw permits up to 20 stockholders owning 3% or more of FedEx’s outstanding voting stock continuously for at least three years to nominate and include in FedEx’s proxy materials directors constituting up to two individuals or 20% of the Board, whichever is greater, provided that the stockholder(s) and the nominee(s) satisfy the requirements specified in the Bylaws.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 7, 2016, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx, marked to show amendments effective as of March 7, 2016. (Filed as Exhibit 3.2 to FedEx’s Current Report on Form 8-K dated and filed March 7, 2016, and incorporated herein by reference.)

10.1	Amendment dated January 12, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Amendment dated February 11, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.6	Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

10.7	Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.8	Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: March 17, 2016	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 7, 2016, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx, marked to show amendments effective as of March 7, 2016. (Filed as Exhibit 3.2 to FedEx’s Current Report on Form 8-K dated and filed March 7, 2016, and incorporated herein by reference.)

10.1	Amendment dated January 12, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.3	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.4	Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.5	Amendment dated February 11, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.6	Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

10.7	Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation.

10.8	Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

E-1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2